Form 10-K
period 2014-12-31
PACWEST BANCORP
filed 2015-03-02
CIK 1102112

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Commission File No. 00-30747
PACWEST BANCORP
(Exact name of registrant as specified in its charter)

Delaware	33-0885320
(State of Incorporation)	(I.R.S. Employer Identification No.)
10250 Constellation Blvd., Suite 1640
Los Angeles, CA 90067
(Address of Principal Executive Offices, Including Zip Code)
(310) 286-1144
(Registrant's Telephone Number, Including Area Code)

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, par value $0.01 per share	The Nasdaq Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes     ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer		☐ Accelerated filer

☐ Non-accelerated filer	(Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2014, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 30, 2014, was approximately $4.3 billion. Registrant does not have any nonvoting common equities.
As of February 9, 2015, there were 101,913,512 of registrant's common stock outstanding, excluding treasury shares and 1,108,505 shares of unvested restricted stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP
2014 ANNUAL REPORT ON FORM 10-K

PACWEST BANCORP
2014 ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
General
PacWest Bancorp, a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our wholly-owned subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.” We are focused on relationship-based business banking to small and middle-market businesses nationwide. The Company offers a broad range of deposit products and services through 80 full-service branches located throughout California. The Company, through offices across the United States, provides loans to middle-market businesses, real estate investment firms, and sophisticated individual real estate investors. References to “we,” “us,” or the “Company” refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the “holding company,” we are referring to PacWest Bancorp, the parent company, on a stand-alone basis. References to “Pacific Western Bank” include the Bank’s wholly-owned subsidiaries.
We were established nearly 16 years ago in October 1999 and have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business focus, our service-driven focus, our presence in attractive markets, and maintaining a highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth, both organically and through disciplined acquisitions. We have successfully completed 27 acquisitions since 2000, including our 2014 acquisition of CapitalSource Inc. with approximately $9.4 billion in assets acquired.
As of December 31, 2014, we had total assets of over $16 billion, gross loans and leases of $11.9 billion, total deposits of $11.8 billion and stockholders’ equity of $3.5 billion. Loans and leases increased $7.6 billion during 2014 driven by the $6.9 billion of loans acquired in the CapitalSource Inc. merger and $682 million of organic loan growth resulting from $3.0 billion of loan production. The Bank’s non-performing assets as of December 31, 2014, totaled $152.6 million, or 0.9% of total assets, compared to $102.7 million, or 1.6% of total assets at December 31, 2013.
Our corporate headquarters is located in Los Angeles, California, and we have 80 full-service, retail bank branches located primarily in southern and central California and three branches in northern California. Our loan origination efforts are conducted nationwide with key offices located in Chevy Chase, Maryland, Southern California, including Los Angeles, St. Louis, Missouri, Denver, Colorado, Chicago, Illinois, New York, New York, and Midvale, Utah. We also maintain a number of smaller lending offices throughout the country.
For the year ended December 31, 2014, we operated as two business segments: Community Banking and National Lending.  The Community Banking segment is focused on the lending and deposit gathering activities conducted primarily through our California-based branch offices and our treasury management function. The National Lending segment comprises our CapitalSource Division through which we offer a broad range of specialized senior secured commercial loan products to small and middle-market businesses on a nationwide basis. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Business Segments.”
Current Developments
CapitalSource Inc. Merger
On April 7, 2014, PacWest merged with CapitalSource Inc. As part of the merger, CapitalSource Bank (“CSB”), a wholly-owned subsidiary of CapitalSource Inc., merged with and into Pacific Western. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the merger date. The application of the acquisition method of accounting resulted in goodwill of $1.5 billion. We completed this merger in order to increase our loan and lease generation capabilities and to diversify our loan portfolio.

First California Financial Group Acquisition
On May 31, 2013, we acquired First California Financial Group, Inc. ("FCAL"). As part of this acquisition, First California Bank, a wholly-owned subsidiary of FCAL, merged with and into Pacific Western. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the merger date. The application of the acquisition method of accounting resulted in goodwill of $129.1 million. We completed this acquisition to expand our presence in Southern California.
Our Business Strategy
General Overview
We believe that stable, long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined underwriting standards. We continue to focus on originating high-quality loans and growing our low-cost deposit base through our relationship-based business lending. We believe that focusing on our core strengths will enable us to continue to maintain our operational efficiency and increase profitability, increase our core deposits and grow loans and leases in a sound manner.
Our loan portfolio consists primarily of commercial real estate loans, or "CRE" loans, commercial and industrial loans and leases, or "C&I" loans and leases, and, to a lesser extent, consumer loans. We pursue attractive growth opportunities to expand and enter new markets aligned with our business model and strategic plans. We will continue to opportunistically consider growth opportunities we believe exist in growing economies in and adjacent to our existing markets.
Our reputation, expertise and relationship-based banking model enable us to deepen our relationships with our customers. We look to leverage our relationships with existing customers by cross-selling our products and services, including attracting deposits from, and offering alternative cash management solutions to, our CapitalSource Division customers.
Focusing on operational efficiency is critical to our profitability and future growth. We intend to carefully manage our cost structure and continuously refine and implement internal processes and systems to create further efficiencies and enhance our earnings. We are also continuing our efforts to shift our deposit base from certificates of deposit to lower cost core deposits, a strategic initiative that was undertaken following the CapitalSource Inc. merger.
Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed 27 acquisitions since 2000, including the $9.4 billion CapitalSource Inc. acquisition in 2014. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise.

The following chart summarizes the acquisitions completed since our inception:

	Date	Institution/Company Acquired
(1)	May 2000	Rancho Santa Fe National Bank
(2)	May 2000	First Community Bank of the Desert
(3)	January 2001	Professional Bancorp, Inc.
(4)	October 2001	First Charter Bank
(5)	January 2002	Pacific Western National Bank
(6)	March 2002	W.H.E.C., Inc.
(7)	August 2002	Upland Bank
(8)	August 2002	Marathon Bancorp
(9)	September 2002	First National Bank
(10)	January 2003	Bank of Coronado
(11)	August 2003	Verdugo Banking Company
(12)	March 2004	First Community Financial Corporation
(13)	April 2004	Harbor National Bank
(14)	August 2005	First American Bank
(15)	October 2005	Pacific Liberty Bank
(16)	January 2006	Cedars Bank
(17)	May 2006	Foothill Independent Bancorp
(18)	October 2006	Community Bancorp Inc.
(19)	June 2007	Business Finance Capital Corporation
(20)	November 2008	Security Pacific Bank (deposits only)(1)
(21)	August 2009	Affinity Bank(1)
(22)	August 2010	Los Padres Bank(1)
(23)	January 2012	Pacific Western Equipment Finance (formerly Marquette Equipment Finance)
(24)	April 2012	Celtic Capital Corporation
(25)	August 2012	American Perspective Bank
(26)	May 2013	First California Financial Group, Inc.(2)
(27)	April 2014	CapitalSource Inc.
______________________

(1)	FDIC assisted.

(2)	Includes assets covered by two FDIC loss sharing agreements.

Depository Products and Services
Deposits are our primary source of funds to support our revenue-generating assets, and our bank branch offices provide a source of low-cost funds and deposit-related fee income to support our continued operations. We offer traditional deposit products to businesses and other customers with a variety of rates and terms, including demand, money market, and time deposits. We also provide international banking services, multi-state deposit services and investment services, and out-of-service area services, as well as product offerings through other correspondent banks. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation, or "FDIC," up to statutory limits.
Our branch network enhances our ability to gather deposits, expand our brand presence, service our customers’ needs, originate loans and leases and maintain our lending relationships. In addition, as the banking industry continues to experience broader customer acceptance of on-line and mobile banking tools for conducting basic banking functions, and which allows us to attract new depositors without a commensurate increase in branch traffic, we also serve our customers through a wide range of non-branch channels, including on-line and telephone banking platforms.
At December 31, 2014, we had ATMs at 62 of our branches and had another two company-owned ATMs at off-site locations located in California. We are part of the MoneyPass network, enabling our customers to take out cash surcharge-free and service charge-free at over 25,000 ATM locations across the country. We provide access to customer accounts via a 24 hour seven-day-a-week, toll-free, automated telephone customer service and secure on-line banking services.

We price our deposit products with a view to maximizing our share of each customer’s financial services business and prudently managing our cost of funds. At December 31, 2014, our total deposits consisted of $6.1 billion in core deposits, $5.5 billion in time deposits and $0.2 billion in brokered non-maturity deposits. Core deposits represent 52% of total deposits at December 31, 2014, and are comprised of $2.9 billion in noninterest-bearing deposits, $0.7 billion in checking accounts, $1.7 billion in money market accounts and $0.8 billion in savings accounts. Our deposit base is also diversified by client type. As of December 31, 2014, no individual depositor represented more than 1.1% of our total deposits, and our top ten depositors represented 6.9% of our total deposits.
The composition of our deposit mix changed as a result of the CapitalSource Inc. merger with a lowered proportion of core deposits and a higher proportion of more expensive time deposits. This shift in deposit mix has been largely responsible for the recent increase in overall deposit cost. As a result of the CapitalSource Inc. merger and our ongoing deposit transformation initiatives, we established a dedicated team of professionals focused solely on growing our low-cost, customer deposit base by attracting deposits from our business customers and offering alternative cash management solutions intended to help retain business customers.
We face strong competition in gathering deposits. Our most direct competition for deposits comes from nationwide, regional, and local banks, savings banks and associations, credit unions, insurance companies, money market funds, brokerage firms, other non-bank financial services companies and service-focused community banks that target the same customers we do. We compete actively for deposits and emphasize solicitation of noninterest-bearing deposits. We seek to provide a higher level of personal service than is generally offered by our larger competitors, many of whom have more assets, capital and resources than we do and may be able to conduct more intensive and broader based promotional efforts to reach both commercial and retail customers. We also compete based on interest rates. Our cost of funds fluctuates with market interest rates and may be affected by higher rates being offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. Competition for deposits is also affected by the ease with which customers can transfer deposits from one institution to another.
Lending Activities
Through the Bank, the Company concentrates its lending activities in three principal areas:

•	Real Estate Loans

•	Commercial and Industrial Loans and Leases

•	Consumer Loans
The Bank’s lending activity is governed by its comprehensive credit policies which consider lending regulations and prudent credit acceptance standards by loan product. The Bank prices its loans to preserve our interest spread and maintain our net interest margin ("NIM") for our various lending lines. While individual loans may be below the target based on risk or other factors, the lending lines are expected to meet NIM targets on an aggregate basis. The Bank strives for consistency in pricing similar transactions.
Real Estate Loans
The Bank provides real estate loans for the acquisition, refinancing and construction of commercial real estate to professional developers and real estate investors. The majority of the real estate loans are mini-perm loans collateralized by first deeds of trust on specific commercial properties. To a lesser extent, mini-perm loans may otherwise be collateralized by junior deeds of trust on specific commercial properties. Mini-perm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. Mini-perm loans may also have an initial interest-only period followed by an amortization schedule with a lump sum balloon payment due in one to ten years.  The Bank prices its loans to preserve our interest spread and maintain our net interest margin. Loan interest rates may be floating throughout the term or fixed.  The rate on fixed-rate loans typically resets after the fifth year.
Construction loans finance from 50% to 70% of the costs to construct commercial or residential properties. The terms are generally two years. Home equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real estate properties.
The properties collateralizing real estate loans are located throughout the United States primarily in central business districts. However, our primary market areas for real estate loans are in California.

The Bank also makes real estate secured loans under the Small Business Administration’s 7(a) Program and 504 Program. Compliant Small Business Administration (or “SBA”) 7(a) loans have an SBA guaranty for 75% of the loan. SBA 504 loans are 50% loan-to-value first deed of trust mortgage loans on owner-occupied commercial real estate where a second deed of trust is also provided by a nonprofit certified development company.
The Bank’s real estate portfolio is subject to certain risks including, but not limited to, the following:

•	the economic conditions of the United States and Southern California;

•	interest rate increases;

•	decreased real estate values in the markets where we lend;

•	increased competition in pricing and loan structure;

•	the borrower’s ability to refinance or payoff our loan upon maturity; and

•	various environmental risks, including natural disasters.
In addition to the foregoing, construction loans are also subject to project specific risks including, but not limited to, the following:

•	construction costs being more than anticipated;

•	construction taking longer than anticipated;

•	failure by developers and contractors to meet project specifications;

•	disagreement between contractors, subcontractors and developers;

•	demand for completed projects being less than anticipated;

•	buyers of the completed projects not being unable to secure financing; and

•	loss of our loan principal stemming from a collateral foreclosure.
The risks related to buyer inability to secure financing and loss through foreclosure are not controllable. When considering the markets in which to pursue real estate loans, we consider the market conditions, our current loan portfolio concentrations by property type and by market, and our past experience with the borrower, the specific market, and the property type.
When underwriting loans, we seek to mitigate risk by using the following framework:

•	reviewing each loan request and renewal individually;

•	using a credit committee approval process for the approval of each loan request over a certain dollar amount;

•
adhering to written loan policies including, among other factors, minimum collateral requirements, maximum loan‑to‑value ratio requirements, cash flow requirements and full or partial guaranty requirements;

•	obtaining independent third-party appraisals which are reviewed by the Bank’s appraisal department;

•	obtaining preliminary environmental risk assessments; and

•	obtaining seismic studies where appropriate.
With respect to construction loans, in addition to the foregoing, we attempt to mitigate project specific risks by:

•	implementing a controlled disbursement process for loan proceeds in accordance with an agreed upon schedule;

•	conducting project site visits; and

•	monitoring the construction costs compared to the budgeted costs and the remaining costs to complete.
SBA 7(a) and 504 program loans are subject to the risks outlined above and the risk that an SBA guaranty may be invalid if SBA specific procedures are not followed. We seek to mitigate this risk by maintaining and following additional policies specific to SBA loans which align with SBA requirements.

Commercial and Industrial Loans and Leases
Commercial and industrial loans and leases can be extended with a wide range of purposes, terms and maturities. The primary commercial and industrial loans and leases made by the Bank are in the form of working capital loans, loans to finance companies secured by finance receivables, equipment financings, term business loans, or loans to entities in conjunction with equity contributions from private equity groups to purchase businesses. The primary source of repayment of these loans and leases is the borrowers’ cash flow from operations. Our underwriting practices assess the levels of the past, current, and budgeted cash flows from operations relative to a borrower’s total debt service obligations which would include the full repayment of our loan principal and interest.
More specifically, within our commercial and industrial loan and lease activities are asset secured loans, cash flow secured loans, and equipment secured loans and leases. Asset secured loans are first liens on or interests in readily quantifiable collateral that the Bank believes can be liquidated. This collateral includes, but is not limited to, trade accounts receivable, loans receivable, or inventory. Cash flow secured loans are provided to sophisticated buyers and private equity groups, financial investors, strategic companies and sponsors to finance the acquisition or recapitalization of a business. Equipment secured loans and leases fund capital expenditures and are secured by equipment that is essential to the operations of the borrowers or lessees.
The Bank’s portfolio of commercial loans and leases is subject to certain risks including, but not limited to, the following:

•	the economic conditions of the United States;

•	interest rate increases;

•	deterioration of the value of the underlying collateral;

•	increased competition in pricing and loan structure;

•	the deterioration of a borrower’s or guarantor’s financial capabilities; and

•	various environmental risks, including natural disasters, which can negatively affect a borrower’s business.
When considering the types of businesses with which to pursue commercial and industrial loans and leases, we consider the prospects for the borrower’s industry, our current loan portfolio concentration by loan type and collateral type, and our past experience with the borrower, the borrower’s industry, and the collateral type. When underwriting loans, we attempt to mitigate risk by reviewing each loan request and renewal individually; using our credit committee approval process for the approval of each loan request over a certain dollar amount; and adhering to written loan underwriting policies and procedures.
We also, to a lesser extent, make SBA 7(a) loans secured by the value of a business and its equipment. These loans are subject to the risks outlined above and the risk that an SBA guaranty may be invalid if SBA specific procedures are not followed. We attempt to mitigate this risk by maintaining and following additional policies specific to SBA loans which align with SBA requirements.
Consumer Loans
Consumer loans include personal loans, auto loans, home equity lines of credit, revolving lines of credit, other loans typically made by banks to individual borrowers, and purchased 95% participation interests in student loans originated and serviced by a third-party lender. The Bank does not currently originate first trust deed home mortgage loans. The student loans that we purchased are not guaranteed by any program of the U.S. Government, and are made to refinance the outstanding student loan debt of borrowers who meet certain underwriting criteria, and have terms that fully amortize the debt over five, ten or fifteen years.
The Bank’s consumer loan portfolio is subject to certain risks, including: amount of credit offered to consumers in the market; interest rate increases; and (with the exception of the purchased student loan portfolio), consumer bankruptcy laws which allow consumers to discharge certain debts. The Bank’s student loan participation interests are also subject to further risks, including the ability of the sub-servicer to service the loans in accordance with the terms of the loan purchase agreement; and compliance with consumer lending regulations, additional regulations and oversight by the Consumer Financial Protection Bureau ("CFPB").
We seek to mitigate the exposure to such risks through the direct approval of all internally originated consumer loans by reviewing each loan request and renewal individually and adhering to written credit policies. For all purchased student loan participation interests, we monitor the performance of the originator and the enforcement of our rights under the loan purchase agreement.

Business Concentrations
The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$570,634	5%	$181,735	4%
SBA	380,890	3%	45,166	1%
Other	4,645,478	39%	2,566,340	60%
Total real estate mortgage	5,597,002	47%	2,793,241	65%
Real estate construction:
Residential	96,749	1%	58,898	1%
Commercial	217,297	2%	159,308	4%
Total real estate construction	314,046	3%	218,206	5%
Total real estate	5,911,048	50%	3,011,447	70%
Commercial:
Collateralized	439,567	4%	587,326	13%
Unsecured	131,939	1%	153,881	4%
Asset-based	1,794,907	15%	202,428	5%
Cash flow	2,486,411	21%	—	—%
Equipment finance	969,489	8%	273,483	6%
SBA	47,304	—%	28,641	1%
Total commercial	5,869,617	49%	1,245,759	29%
Consumer	101,767	1%	55,146	1%
Total gross loans and leases(1)	$11,882,432	100%	$4,312,352	100%
_______________________________________

(1)
Includes purchased credit impaired ("PCI") loans of $290.8 million and $382.8 million at December 31, 2014 and 2013, of which the majority are included in the Real Estate Mortgage - "Other" category in this table.

Real estate mortgage loans and real estate construction loans (which are predominantly commercial real estate loans) together comprised 50% and 70% of our total portfolio at December 31, 2014 and December 31, 2013, The decline in real estate loans as a percentage of total loans was attributable to commercial loans acquired in connection with the CapitalSource Inc. merger and net loan originations and repayment activity throughout 2014.
The commercial real estate mortgage loans are diversified among various property types. At December 31, 2014, our largest property type concentration was healthcare property, totaling $1.0 billion or 19% of real estate mortgage loans. Healthcare property types include skilled nursing facilities, hospitals, assisted living facilities, independent living facilities, and owner-occupied medical office facilities. At December 31, 2013, healthcare property totaled $189.7 million and comprised 7% of real estate mortgage loans. The increase in healthcare real estate mortgage loans from December 31, 2013 to December 31, 2014 is attributable to loans acquired in the CapitalSource Inc. merger and loans originated during 2014.
Other significant real estate concentrations were office properties at 14% and 16% of real estate mortgage loans at December 31, 2014 and December 31, 2013, and multi-family properties at 14% and 12% of real estate mortgage loans at December 31, 2014 and December 31, 2013.
Commercial loans and leases comprised 49% and 29% of our total portfolio at December 31, 2014 and December 31, 2013. The increase in the commercial loan and lease portfolio composition from 29% to 49% is attributable to commercial loans acquired in connection with the CapitalSource Inc. merger and net loan originations and repayment activity throughout 2014.

The commercial loans and leases are diversified among various loan types and industries. At December 31, 2014, our largest commercial loan type concentration was cash flow loans, totaling $2.5 billion or 21% of our total portfolio. Cash flow secured loans are provided to sophisticated buyers and private equity groups, financial investors, strategic companies and sponsors to finance the acquisition or recapitalization of a business. The cash flow loans outstanding at December 31, 2014 are attributable to loans acquired in the CapitalSource Inc. merger and loans originated by the CapitalSource Division during 2014. Other significant commercial concentrations were asset-based loans at 15% and 5% of the total portfolio at December 31, 2014 and December 31, 2013, and equipment finance at 8% and 6% of the total portfolio at December 31, 2014 and December 31, 2013. Asset-based loans are first liens on or interests in readily quantifiable collateral. This collateral includes, but is not limited to, trade accounts receivable, loans receivable, or inventory.
Financing
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt and equity. As a member of the Federal Home Loan Bank of San Francisco (“FHLB”), the Bank had financing availability with the FHLB as of December 31, 2014 of $2.4 billion, or 15% of  the Bank's total assets, subject to pledging adequate collateral.
Information Technology Systems
We devote significant resources to maintain stable, reliable, efficient and scalable information technology systems. Where possible, we utilize third-party software systems that are hosted and supported by nationally recognized vendors.  We selectively employ proprietary software systems to support our specialty lending products.  We work with our third-party vendors to monitor and maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, improves customer experiences and reduces costs. Most customer records are maintained digitally. We are also currently executing several initiatives to enhance our on-line and telephone banking services to further improve the overall client experience.
 Protecting our systems to ensure the safety of our customers’ information is critical to our business. We use multiple layers of protection to control access and reduce risk, including conducting a variety of audits and vulnerability and penetration tests on our platforms, systems and applications to reduce the risk that any attacks are successful. To protect against disasters, we have a backup offsite core processing system and recovery plans.
We invested in an enterprise data warehouse system in order to capture, analyze and report key metrics associated with customer and product profitability. Data that previously was arduous to collect across multiple systems is now available daily through standard and ad hoc reports to assist with managing our business and competing effectively in the marketplace.
Risk Oversight and Management
We believe risk management is another core competency of our business. We have a comprehensive risk management process that monitors, evaluates and manages the risks we assume in conducting our activities. Our oversight of this risk management process is conducted through the responsibilities of certain of the Company’s Board of Directors (the “Board”) standing committees. The committees each report to the Board and the Board has overall oversight responsibility with respect to risk awareness and risk management.
Our risk framework is structured to guide decisions regarding the appropriate balance between risk and return considerations in our business. Our risk framework is informed by our strategy, risk appetite and financial plans approved by our Board. This framework includes risk policies, procedures, measured and reported limits and targets, and reporting. Our Board approves our risk appetite statement, which sets forth the amount and type of risks we are willing to accept in pursuit of achieving our strategic, business and financial objectives. Our risk appetite statement provides the context for our risk management tools, including, among others, risk policies, delegated authorities, limits, portfolio composition, underwriting standards and operational processes.

Competition
The banking business in California, and specifically in the Bank’s primary service areas and lending markets, is highly competitive.The Bank competes for loans, deposits and customers nationwide with other commercial banks and financial services institutions. Some of these competitors are larger in total assets and capitalization, with more offices over a wider geographic area and offer a broader range of financial services than the Bank. Our most direct competition for loans comes from larger regional and national banks, savings banks and associations, credit unions, insurance companies and service-focused community banks that target the same customers we do. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include savings and loan associations, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies, and other financial and non-financial institutions and entities.
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
We compete for loans principally through the quality of service we provide to borrowers while maintaining competitive interest rates, loan fees and other loan terms. We emphasize personalized relationship banking services and the local and efficient decision-making of our banking businesses. Because of economies of scale, our larger, nationwide competitors may offer loan pricing that is more attractive than what we can offer.
Competition is based on a number of factors, including: interest rates charged on loans and paid on deposits, the scope and type of banking and financial services offered, convenience of our branch locations, customer service, technological changes and regulatory constraints. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors have substantial market positions and have access to a lower cost of capital or a less expensive source of funds. We principally compete based on:

•
in-depth knowledge of our borrowers' industries and their business needs based upon information received from our borrowers' key decision-makers, analysis by our experienced professionals and interaction between these two groups;

•	our breadth of loan product offerings and flexible and creative approach to structuring products that meet our borrowers' business and timing needs; and

•	our dedication to superior client service.
Employees
As of January 30, 2015, we had 1,443 full time equivalent employees.
Financial and Statistical Disclosure
Certain of our statistical information is presented within “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Qualitative and Quantitative Disclosure About Market Risk.” This information should be read in conjunction with the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Supervision and Regulation
General
The Company is subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. Such regulation is intended, among other things, to protect the interests of customers, including depositors, and the federal deposit insurance fund, as well as to minimize risk to the banking system as a whole. These regulations are not, however, generally charged with protecting the interests of our stockholders or creditors. Described below are the material elements of selected laws and regulations applicable to our Company. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of our Company.
Our business is also influenced by the monetary and fiscal policies of the federal and state governments in those states in which we operate. In addition, we adhere to the policies of the Board of Governors of the Federal Reserve System (the "FRB"). The FRB implements national monetary policies (with the dual mandate of price stability and maximum employment) by its open‑market operations in United States Government securities, by adjusting the required level of and paying interest on reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly, such actions may also impact the ability of non‑bank financial institutions to compete with the Bank. The nature and impact of any future changes in monetary policies cannot be predicted.
The events of the past several years have led to numerous new laws for financial institutions in the United States and internationally. The Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act” or “Dodd‑Frank”), which was enacted in July 2010, significantly restructured the financial regulatory landscape in the United States, including the creation of a new systemic risk oversight body, the Financial Stability Oversight Council (the “FSOC”). The FSOC oversees and coordinates the efforts of the primary U.S. financial regulatory agencies (including the FRB, the Securities and Exchange Commission (“SEC”), the Commodity Futures Trading Commission and the FDIC) in establishing regulations to address financial stability concerns. In addition to the systemic risk oversight framework implemented through the FSOC, the Dodd‑Frank Act broadly affected the financial services industry by creating a resolution authority, mandating higher capital and liquidity requirements, mandating risk management requirements, requiring banks to pay increased fees to regulatory agencies, establishing the CFPB, and establishing numerous other provisions aimed at strengthening the sound operation of the financial services sector. As discussed further throughout this section, some aspects of Dodd‑Frank continue to be subject to rulemaking and will take effect over several additional years, making it difficult to anticipate the overall financial impact on the Company or across the industry.
The Dodd-Frank Act and the FRB’s implementing regulations impose increasingly stringent regulatory requirements on financial institutions as their size and scope of activities increases. With the April 7, 2014 CapitalSource Inc. merger, the Company’s total consolidated assets exceeded $15 billion, which subjects the Company to additional regulatory requirements for financial institutions with over $10 billion in total consolidated assets. This substantially increased the regulations we are required to meet, particularly with respect to risk management, capital planning, and stress testing in various parts of the Company and the Bank. In addition, the Company and the Bank are now subject to the examination and supervision of the CFPB.
Bank Holding Company Regulation
As a bank holding company, PacWest is registered with and subject to supervision, regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended, or "BHCA." FRB policy historically has required bank holding companies to act as a source of financial strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries in circumstances where it might not be in our, or our stockholders’ or creditors’, best interest to do so. The Dodd‑Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when we may not be in a financial position to do so. Similarly, under the cross‑guarantee provisions of the Federal Deposit Insurance Act, or "FDIA," the FDIC can hold any FDIC‑insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC‑insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require.

Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or the ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank. Pursuant to the Bank Merger Act, the prior approval of the FDIC is required for our bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977, or "CRA," the applicant’s compliance with fair housing and other consumer protection laws, and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required. Our ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon our regulators’ assessment of the foregoing factors.
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
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, we have not elected to be treated as a financial holding company~~.~~ and currently have no plans to make a financial holding company election.
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
In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under “-Capital Requirements,” a bank holding company, such as the Company, is required to maintain minimum ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to total risk‑weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends or repurchase our shares. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters-Dividends” and Note 20, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Transactions between the Bank and its subsidiaries, on the one hand, or PacWest and any subsidiary, on the other hand, are regulated under federal banking law. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral for a loan or extension of credit to any person or company, issue a guaranty, accept letters of credit on behalf of an affiliate, or enter into derivative transactions with credit exposures with an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary’s capital stock and surplus on an individual basis or 20 percent of such subsidiary’s capital stock and surplus on an aggregate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices and at least as favorable to our bank as if the transaction were conducted with an unaffiliated third party. A bank and its subsidiaries generally may not purchase a “low‑quality asset,” as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral. The Dodd‑Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization.
The FRB has cease and desist powers over parent bank holding companies and non‑banking subsidiaries where the action of a parent bank holding company or its non‑financial institution subsidiaries represents an unsafe or unsound practice or violation of law. The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.
In October 2012, as required by the Dodd-Frank Act, the FRB and FDIC published final rules regarding company-run stress testing. The rules require institutions, such as the Company and the Bank, with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base scenario and at least two stress scenarios provided by the federal bank regulators. Stress test results must be reported to the regulatory agencies, and the stress testing rules require the public disclosure of a summary of the stress test results. The Company’s and Bank’s capital ratios reflected in the stress test calculations will be an important factor considered by the FRB and FDIC in evaluating the capital adequacy of the Company and the Bank, respectively, and whether any proposed payments of dividends or stock repurchases may be deemed an unsafe or unsound practice. The Company will be required to publish its first stress test results in July 2016.
The Dodd‑Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (hedge funds and private equity funds, defined as “covered funds”). The statutory provision is commonly called the “Volcker Rule”. On December 10, 2013, the federal financial regulatory agencies adopted final rules implementing the Volcker Rule, and, in connection with the final Volcker Rule, the FRB granted a blanket one‑year extension of the Volcker Rule conformance period so that banking organizations had until July 21, 2015 to fully comply with most requirements of the Volcker Rule. On December 18, 2014, the FRB granted a second one-year extension of the Volcker Rule conformance period to July 21, 2016 for existing investments in and relationships with covered funds (relationships existing prior to December 31, 2013). A similar one-year extension by the FRB is expected to further extend the Volcker Rule conformance period to July 21, 2017. We do not currently anticipate that the Volcker Rule will have a material effect on our operations. Because many of the effects of the Volcker Rule may become apparent only over several years as the federal financial regulatory agencies apply the rule in practice, the precise financial impact of the rule on the Company, its customers or the financial industry more generally cannot currently be determined.
Dividends
The ability of the Company to pay dividends on its common stock, and the ability of the Bank to pay dividends to the Company, may be restricted due to several factors including: (a) the Delaware General Corporation Law, (b) covenants contained in our subordinated debentures and borrowing agreements, and (c) the regulatory authority of the FRB and the California Department of Business Oversight, or "DBO."

Our ability to pay dividends to our stockholders is subject to the restrictions set forth in the Delaware General Corporation Law, or "DGCL." The DGCL provides that a corporation, unless otherwise restricted by its certificate of incorporation, may declare and pay dividends out of its surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or for the preceding fiscal year, as long as the amount of capital of the corporation is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Surplus is defined as the excess of a corporation’s net assets (i.e., its total assets minus its total liabilities) over the capital associated with issuances of its common stock. Moreover, DGCL permits a board of directors to reduce its capital and transfer such amount to its surplus. In determining the amount of surplus of a Delaware corporation, the assets of the corporation, including stock of subsidiaries owned by the corporation, must be valued at their fair market value as determined by the board of directors, regardless of their historical book value.
Our ability to pay cash dividends to our stockholders may be limited by certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired, and the debentures underlying the trust preferred securities. Generally the indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends with respect to our common stock.
The unsecured borrowing facility at the parent company may also limit our ability to pay cash dividends to our stockholders if an Event of Default (as defined in the credit agreement) has occurred and is continuing.
Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements. Under such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations.
Holders of Company common stock may receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. Our Board of Directors will take into account such matters as general business conditions; our financial results; projected cash flows; capital requirements; contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiary to the holding company; and such other factors as our Board of Directors may deem relevant. During 2014, 2013, and 2012, the Company paid $114.3 million, $41.0 million, and $28.8 million in cash dividends on common stock. We can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise. The declaration of dividends by the Company is subject to the discretion of our Board of Directors.
PacWest’s primary source of liquidity is the receipt of cash dividends from Pacific Western. Various statutes and regulations limit the availability of cash dividends from Pacific Western. It is possible, depending upon the financial condition of the bank in question, and other factors, that the FRB, the FDIC or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends.
Dividends paid by state banks, such as Pacific Western, are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2014, 2013, and 2012, the Bank paid $137.0 million, $48.0 million, and $50.0 million in dividends to the Company. For the foreseeable future, any further cash dividends from the Bank to the Company will require DBO and FDIC approval.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity” and Note 20, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.

Capital Requirements
The Company is subject to consolidated regulatory capital requirements administered by the FRB, and the Bank is subject to similar capital requirements administered by the FDIC. The Dodd‑Frank Act applies the same leverage and risk‑based capital requirements that apply to insured depository institutions to bank holding companies, such as the Company. The guidelines of the FRB and FDIC are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off‑balance sheet financial instruments.
General Risk Based Capital Rules. Prior to January 1, 2015, the FDIC and FRB risk-based capital guidelines were based upon the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies that apply.
Under the general risk-based capital rules, applicable through December 31, 2014, banking organizations are required to maintain minimum ratios of Tier 1 capital and total capital to total risk‑weighted assets (including certain off‑balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off‑balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers relevant to us, depending on type:
Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non‑cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities (subject to phase‑out as described under “-Basel III Capital Rules” below) minus goodwill, most intangible assets and certain other assets.
Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible credit losses, subject to limitations.
As a bank holding company, the Company currently is required to maintain Tier 1 capital and total capital equal to at least 4.0% and 8.0%, respectively, of its total risk‑weighted assets (including various off‑balance sheet items, such as letters of credit). The Bank is required to maintain equivalent capital levels under the FDIC’s capital adequacy guidelines. In addition, as a depository institution, the Bank is subject to minimum capital ratios under the regulatory framework for prompt corrective action discussed under “-Prompt Corrective Action.”
The Company and the Bank are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). Bank holding companies and FDIC‑supervised banks, such as the Company and the Bank, respectively, are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources-Capital” for further information on regulatory capital requirements, capital ratios, and deferred tax asset limits as of December 31, 2014 for Pacific Western Bank and the Company.

The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities. The amount of subordinated debentures totaled $433.6 million at December 31, 2014 and includes $300.4 million of debentures assumed in connection with the CapitalSource Inc. merger. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, net of any related deferred income tax liability. At December 31, 2014, the amount of trust preferred securities included in Tier I capital was $131.0 million. The acquired CapitalSource Inc. trust preferred securities are ineligible for inclusion in Tier 1 capital but are included in Tier 2 capital. The $131.0 million of trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Act. However, under new capital rules approved by the FRB and FDIC in July 2013, described below under “-Basel III Capital Rules,” as a result of the Company having exceeded $15 billion in consolidated total assets, beginning in 2015 only 25% of the Company’s $131.0 million of trust preferred securities currently outstanding will be included in Tier 1 capital, and in 2016, none of the Company’s trust preferred securities will be included in Tier 1 capital. Further, under such rules, trust preferred securities no longer included in the Company’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. If the $131.0 million of trust preferred securities are excluded from regulatory capital, we remain “well capitalized” at December 31, 2014.
Basel III Capital Rules. In July 2013, the Company’s primary federal regulator, the FRB, and the Bank’s primary federal regulator, the FDIC, approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk‑based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk‑based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratio calculations. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratio calculations and replace the existing general risk‑weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk‑sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. The New Capital Rules also implement the requirements of Section 939A of the Dodd‑Frank Act to remove references to credit ratings from the federal regulators’ rules. The New Capital Rules were effective for the Company and the Bank as of January 1, 2015, subject to phase‑in periods for certain of their components and other provisions.
The New Capital Rules, among other things, (i) introduce a new capital measure called Common Equity Tier 1 (“CET1”) and related regulatory capital ratio of CET1 to risk‑weighted assets, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations the most common form of Additional Tier 1 capital is non‑cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.
Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 are as follows:

•	4.5% CET1 to risk‑weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”).
The New Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at a 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. When fully phased‑in, the Company and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk‑weighted assets of at least 7%, (ii) Tier 1 capital to risk‑weighted assets of at least 8.5%, and (iii) Total capital to risk‑weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non‑consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.
In addition, under the current general risk‑based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, unrealized gains and losses of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non‑advanced approaches banking organizations, including the Company and the Bank, may make a one‑time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company’s and the Bank’s periodic regulatory reports in the beginning of 2015. The Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio.
Implementation of the deductions and other adjustments to CET1 commenced on January 1, 2015 and will be phased‑in over a 4‑year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).
With respect to the Bank, the New Capital Rules revised the prompt corrective action regulations as described below under “-Prompt Corrective Action”.
The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk‑weighting categories from the current four Basel I‑derived categories (0%, 20%, 50% and 100%) to a larger and more risk‑sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset classes.
We are continuing to evaluate the impact of the New Capital Rules on our capital ratios and related calculations. We believe that, as of December 31, 2014, the Company and the Bank would remain "well-capitalized" under the New Capital Rules as if such requirements had been in effect.
Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high‑quality liquid assets equal to the entity’s expected net cash outflow for a 30‑day time horizon (or, if greater, then 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium‑ and long‑term funding of the assets and activities of banking entities over a one‑year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long‑term debt as a funding source.
In September 2014, the federal banking agencies approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which apply to the Company or the Bank. The federal banking agencies have not yet proposed rules to implement the NSFR.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A bank’s category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Under the prompt corrective action provisions of FDICIA (“PCA”), an insured depository institution generally will be classified as undercapitalized if its total risk‑based capital is less than 8% or its Tier 1 risk‑based capital or leverage ratio is less than 4%. The New Capital Rules revise the PCA regulations by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized (under the New Capital Rules a 5% leverage ratio is required for an institution to be well capitalized and a 4% leverage ratio is required to be adequately capitalized). The New Capital Rules do not change the total risk‑based capital requirement for any PCA category. An institution that, based upon its capital levels, is classified as “well capitalized”, “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to its federal bank regulator, and the holding company must guarantee the performance of that plan. The obligation of a controlling bank holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.
In addition to measures taken under the prompt corrective action provisions, commercial banking organizations, such as the Bank, may be subject to potential enforcement actions by the federal or state banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease‑and‑desist order that can be judicially enforced, the termination of insurance for deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution‑affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.
Safety and Soundness Standards
The FDIA requires the federal bank regulators to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the bank regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. If an institution fails to comply with such an order, the bank regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Deposit Insurance
The Bank is a state‑chartered, “non‑member” bank and therefore is regulated by the DBO and the FDIC. Pacific Western accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The applicable limit for FDIC insurance for most types of accounts is $250,000.

Pursuant to the Dodd‑Frank Act, the FDIC amended its regulations to determine insurance assessments based on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period. In addition, in October 2010, the FDIC adopted a new Deposit Insurance Fund restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020. The FDIC has established a long-term target for the reserve ratio of 2.0%. At least semi‑annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice‑and‑comment rulemaking if required.
The Bank, as is the case with all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC. Each institution’s assessments are based on the average consolidated total assets less the average tangible equity of the insured depository institution during the assessment period (the “assessment base”). As a result of the April 7, 2014 CapitalSource Inc. merger, the Bank’s total consolidated assets exceeded $15 billion, which categorizes the Bank as a “large institution” under the FDIC’s deposit assessment rules. For large institutions, such as the Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings (its “CAMELS ratings”) and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Incentive Compensation
The Dodd‑Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive‑based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive‑based compensation arrangements to regulators. The agencies proposed such regulations in April 2011, but these regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
In addition to the proposed rules, in June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk‑taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk‑taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under Dodd‑Frank, discussed above.
The FRB will review, as part of its regular, risk‑focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk‑management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiency.

Consumer Regulation
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive acts and practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
The Dodd‑Frank Act established the CFPB with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Banking organizations with more than $10 billion in assets, such as the Bank, are subject to direct oversight and examination by the CFPB.
The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
Depositor Preference
The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non‑deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

USA PATRIOT Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or "PATRIOT Act," designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The PATRIOT Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company, to establish and implement policies and procedures with respect to, among other matters, anti‑money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers and prospective customers. The PATRIOT Act and its underlying regulations permit information sharing for counter‑terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the FDIC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act.
We regularly evaluate and continue to enhance our systems and procedures to continue to comply with the PATRIOT Act and other anti‑money laundering initiatives. We believe that the ongoing cost of compliance with the PATRIOT Act is not likely to be material to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, strategic, and reputational consequences for the institution and result in material fines and sanctions.
Bank Secrecy Act/Anti-Money Laundering
The Bank Secrecy Act, which applies to all financial institutions, was enacted on October 26, 1970, as a means to detect incidents of money laundering for any of a multitude of illegal, illicit and suspicious activities. Money laundering is the process of making illegally-gained funds (i.e. "dirty money") appear legal (i.e. "clean"). There are a variety of ways this can take place and against which the Bank must guard. Money laundering can facilitate crimes such as drug trafficking and terrorism, and can adversely impact the global economy. We regularly monitor account activities of all customers to ensure they are not using the Bank for these activities and take appropriate steps as we detect such activities.
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC‑administered sanctions targeting designated countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment‑related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil money penalties on the Bank.
Community Reinvestment Act
The CRA generally requires insured depository institutions to identify the communities they serve and to make loans and investments, offer products, make donations in, and provide services designed to meet the credit needs of these communities. The CRA also requires banks to maintain comprehensive records of its CRA activities to demonstrate how it is meeting the credit needs of their communities; these documents are subject to periodic examination by the FDIC. During these examinations, the FDIC rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the FDIC to take into account the record of a bank in meeting the credit needs of all of the communities served, including low‑and moderate‑income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Satisfactory” as of its most recent examination. In the case of a bank holding company, such as the Company, when applying to acquire a bank, savings association, or a bank holding company, the FRB will assess the CRA record of each depository institution of the applicant bank holding company in considering the application.

Customer Information Security
The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal, non‑public customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with such requirements.
Privacy
The Gramm‑Leach‑Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of non-public personal information about consumers to non‑affiliated third parties. In general, the statutes require explanations to consumers on policies and procedures regarding the disclosure of such non-public personal information and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank’s policies and procedures. Pacific Western has implemented privacy policies addressing these restrictions, which are distributed regularly to all existing and new customers of the Bank.
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
Hazardous Waste Clean‑Up and Climate‑Related Risk
Our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire, or which are collateral for our loans, since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, we are not presently aware of any actual liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of February 20, 2015. Finally, we are not aware of any physical or regulatory consequence resulting from climate change that would have a material adverse effect upon the Company.

Available Information
We maintain an Internet website at www.pacwestbancorp.com, and a website for Pacific Western at www.pacificwesternbank.com. At www.pacwestbancorp.com and via the “Investor Relations” link at the Bank’s website, our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.
We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.pacwestbancorp.com in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee, our Compensation, Nominating and Governance Committee, and our Risk Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.
Our Investor Relations Department can be contacted at PacWest Bancorp, 130 S. State College Blvd., Brea, CA 92821, Attention: Investor Relations, telephone (714) 671‑6800, or via e‑mail to investor‑relations@pacwestbancorp.com.
All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.

Forward-Looking Information
This Form 10-K contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, deposit growth, loan and lease portfolio growth and production, future acquisitions, maintaining capital adequacy, liquidity, goodwill, interest rate risk management, and realization of our deferred tax asset. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from results, performance or achievements expressed or implied by these forward-looking statements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•	change in interest rates and lending spreads;

•	compression of interest rate spreads on newly originated loans or due to changes in our loan product mix;

•	unfavorable changes in asset mix;

•	changes in economic or competitive market conditions could negatively impact investment or lending opportunities or product pricing and services;

•	credit quality deterioration or pronounced and sustained reduction in market values or other economic factors which adversely affect our borrowers' ability to repay loans and leases;

•	continued, worsening or higher than anticipated credit losses or charge-offs;

•	higher than anticipated increases in operating expenses;

•	higher compensation costs and professional fees;

•	increased costs to manage and sell foreclosed assets;

•
the Company’s ability to complete future acquisitions and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time‑frames or at all;

•	higher than anticipated delinquencies and reserves;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks reduce interest margins and the value of investments;

•	pending legal matters may take longer or cost more to resolve or may be resolved adversely to the Company;

•
a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income;

•	general economic conditions, either nationally or in the market areas in which the Company does or anticipates doing business, are less favorable than expected;

•	our inability to grow deposits and access wholesale funding sources;

•	legislative or regulatory requirements or changes adversely affecting the Company’s business, including an increase to capital requirements;

•	loan repayments higher than expected;

•	reduced demand for our services due to strategic or regulatory reasons;

•	the success and timing of other business strategies and asset sales;

•	lower than expected taxable income which adversely affects the value of deferred tax assets;

•	lower than expected dividends paid from Pacific Western Bank to the holding company;

•	changes in tax laws or regulations affecting our business;

•	our inability to generate sufficient earnings;

•	tax planning or disallowance of tax benefits by tax authorities;

•	changes in the forward yield curve;

•	changes in the relationship between yields on investments and loans repaid and yields on assets reinvested; and

•	other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-K and other documents filed or furnished by PacWest with the SEC.
All forward-looking statements included in this Form 10-K are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

ITEM 1A. RISK FACTORS
Ownership of our common stock involves risk. You should carefully consider, in addition to the other information set forth herein, the following risk factors.
Risks Related to Our Business
Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.
The U.S. economic recession in 2007 through 2009, and the sluggish economic recovery since then, has had an adverse effect on our business. In addition, the global financial markets have undergone and may continue to experience pervasive and fundamental disruptions, which also have an adverse effect on our business. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. While economic conditions have shown signs of improvement, the sustainability of an economic recovery is uncertain as economic activity continues to face difficulties due to cautious business spending, the variable rate of U.S. economic growth, weak commodity prices, low wage growth offsetting the improved levels of unemployment, currency exchange rate volatility and its effect on export growth, and the slowing and negative economic growth and other continuing economic developments in Europe and Asia.
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

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provisions for credit losses.

Unfavorable changes in economic conditions generally have an adverse effect on our business, and there can be no assurance that the economic recovery will be sustainable in the near term. If economic conditions worsen or remain volatile, we expect our business, financial condition and results of operations to be adversely affected.
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
As of December 31, 2014, real estate mortgage loans (which are predominately commercial real estate loans) comprised 47.1% of our total portfolio. At December 31, 2014, our largest property type concentration was healthcare property, totaling 18.4% of real estate mortgage loans. Other significant real estate mortgage loan property type concentrations were office properties at 13.9% and multi-family properties at 13.8% at December 31, 2014. In addition, 52.7% of our loans secured by real estate were in California at December 31, 2014.
Commercial loans and leases comprised 49.4% of our total portfolio at December 31, 2014. At December 31, 2014, our largest commercial loan type concentration was cash flow loans, totaling 20.9% of our total portfolio. Cash flow secured loans are provided to sophisticated buyers and private equity groups, financial investors, strategic companies and sponsors to finance the acquisition or recapitalization of a business. Other significant commercial concentrations were asset-based loans at 15.1% and equipment finance at 8.2% of the total portfolio at December 31, 2014.
If any particular industry or geographic region were to experience economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries or geographic regions may differ from what we expected, which could have a material adverse impact on our financial condition or results of operations.

Additionally, compared to larger, publicly owned firms, privately owned small and medium-sized companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and therefore more susceptible to economic downturns or volatility and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to make scheduled payments of interest or principal on our loans. Accordingly, loans made to these types of clients entail higher risks than loans made to companies that are able to access a broader array of credit sources. The concentration of our portfolio in loans to these types of clients could amplify these risks.
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
While an increase in the general level of interest rates may increase our loan yield, it may adversely affect the ability of certain borrowers with variable-rate loans to pay the interest on and principal of their obligations. In addition, an increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following an increase in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of noninterest-bearing deposits as customers may seek higher yielding products when rates increase.
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
Liquidity risk would impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as a result of conditions faced by banking organizations in the domestic and worldwide credit markets.

We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.
We conduct our community banking operations primarily in Southern California. Increased competition in our market may result in reduced loans and deposits or less favorable loan and deposit terms. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.
Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger or no lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and the range and quality of products and services provided, including new technology driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened production offices or that solicit deposits in our market areas. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits and our results of operations and financial condition may be adversely affected as a result.
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
Several rating agencies publish unsolicited ratings of the financial performance and relative financial health of many banks, including Pacific Western, based on publicly available data. As these ratings are publicly available, a decline in the Bank's ratings from these agencies may result in deposit outflows or the inability of the Bank to raise deposits in the secondary market as broker-dealers and depositors may use such ratings in deciding where to deposit their funds.
We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis or key funding providers such as the Federal Home Loan Banks, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may not recover all amounts that are contractually owed to us by our borrowers.
The Company is dependent primarily on loan and lease principal, interest, and fee collections to fund its operations. A shortfall in collections and proceeds may impair our ability to fund our operations or to repay our existing debt.
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk. The credit quality of our portfolio can have a significant impact on our earnings. We expect to experience charge-offs and delinquencies on our loans in the future. Our clients' actual operating results may be worse than our underwriting indicated when we originated the loans, and in this circumstance, if timely corrective action is not taken, we could incur a substantial impairment or loss of the value on such loans. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes may cause us to make loans that we otherwise would not have made, to fund advances that we otherwise would not have funded, result in losses on one or more of our loans, or necessitate that we significantly increase our allowance for loans losses. As a result, we could suffer loan losses and have nonperforming loans, which could have a material adverse effect on our revenues, net income and results of operations and financial condition, to the extent the losses exceed our allowance for loan and lease losses.
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
In particular, cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its assets. As of December 31, 2014, approximately 20.9% of our portfolio was comprised of cash flow loans. Although the value of the enterprise is significantly in excess of our loan balance, the value of the stand-alone assets which we hold as collateral for these loans is typically substantially less than the amount of money we advance to a client under these loans. When a cash flow loan becomes non-performing, our primary recourse to recover some or all of the principal of our loan is to force the sale of the entire company as a going concern or restructure the company in a way we believe would enable it to generate sufficient cash flow over time to repay our loan. Neither of these alternatives may be an available or viable option or generate enough proceeds to repay the loan.
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments, regulatory requirements, and business needs. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, the capital markets, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve Bank of San Francisco ("FRBSF").
We cannot assure you that access to such capital and liquidity will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, or depositors of the Bank or counterparties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.

The value of our securities in our investment portfolio may decline in the future.
As of December 31, 2014, we owned $1.6 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
We are subject to extensive regulation, which could materially and adversely affect our business.
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. The Company is subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision by the FDIC, DBO and CFPB. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we make, the maximum interest rate that may be charged, consumer disclosures on the products and services we offer, the amount of reserves our bank must hold against deposits it takes, the types of deposits our bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and the Bank, restrictions on dividends and establishment of new offices by the Bank. We must obtain approval from our regulators before engaging in certain activities, including certain acquisitions, and there can be no assurance that any regulatory approvals we may require will be obtained, or obtained without conditions, either in a timely manner or at all. Our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in orders from our regulators, civil monetary penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operation.
The Dodd-Frank Act significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are undergoing continuous review and change frequently; the ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Also, participation in any future specific government stabilization programs may subject us to additional restrictions. There can be no assurance that laws, rules and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise materially and adversely affect our business or prospects for business.
The Dodd-Frank Act has had and will continue to have material implications for the Company and the entire financial services industry. Among other things it has, had, or will or potentially could have the following effects:

•	together with regulations implementing Basel reforms, affect the levels of capital and liquidity with which we must operate and how we plan capital and liquidity levels;

•	subject us to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	subject us to annual stress tests;

•	impact our ability to invest in certain types of entities or engage in certain activities;

•	restrict the nature of our incentive compensation programs for executive officers;

•	subject us to the supervision of the CFPB, with its very broad rule-making and enforcement authorities; and

•	subject us to new and different litigation and regulatory enforcement risks.

The full impact of the Dodd-Frank Act on us, our business strategies, and financial performance cannot be known at this time, and may not be known for a number of years, because this legislation requires many studies to be conducted and hundreds of regulations to be written in order for it to be fully implemented. However, these impacts are expected to be substantial and some of them may adversely affect us and our financial performance. The Dodd-Frank Act and related regulations may also require us to invest significant management attention and resources to make any necessary or desired changes, and could therefore also adversely affect our business, financial condition and results of operations.
Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the FRB, adopted the final rules implementing the Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The final rules prohibit banking entities from, among other things, (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2016. Because many of the effects of the Volcker Rule may become apparent only over the next several years as the federal financial regulatory agencies apply the rules in practice, the precise financial impact of the rule on the Company, its customers, or the financial industry more generally cannot currently be determined.
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
In particular, the capital requirements applicable to the Company and the Bank under the recently adopted New Capital Rules are in the process of being phased-in. As a result of the New Capital Rules, we will be required to satisfy additional and more stringent capital adequacy and liquidity standards than we have in the past. Additionally, stress testing requirements may have the effect of requiring us to comply with the requirements of the New Capital Rules, or potentially even greater capital requirements, sooner than expected. While we expect to meet the requirements of the New Capital Rules, inclusive of the capital conservation buffer, as phased in by the FRB, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of dividends or share repurchases. Maintaining higher capital levels could also result in a lower return on equity, which may have a material adverse effect on our business, financial condition and results of operations.
Increases in or required prepayments of FDIC insurance premiums may adversely affect our earnings.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance and premiums may be increased or accelerated in the future. Since 2008, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted temporary programs, some of which were made permanent by the Dodd-Frank Act, to further insure customer deposits at FDIC-insured banks, which have placed additional stress on the deposit insurance fund.
In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years' worth of premiums to replenish the depleted insurance fund.
Historically, the FDIC utilized a risk-based assessment system that imposed insurance premiums based upon a risk matrix that takes into account several components including but not limited to the bank's capital level and supervisory ratings. Pursuant to the Dodd-Frank Act, the FDIC amended its regulations to base insurance assessments on average consolidated assets less average tangible equity of the insured depository institution during the assessment period.
Any future increases in or required prepayments of FDIC insurance premiums may adversely affect our financial condition or results of operations.

Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.
Our customers expect us to deliver superior, personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, customer and other third party fraud, record-keeping, technology-related issues including but not limited to cyber fraud, regulatory investigations and any litigation that may arise from the failure or perceived failure to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on our brands and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.
Our information and customer systems may experience an interruption or security breach.
Our communications, information, technology and customer systems supporting our operations are important to our efficiency and vulnerable to unforeseen problems. Our operations depend on our ability, as well as that of third party service providers, to protect computer systems and network infrastructure against damage from fires, other natural disasters and pandemics, power or telecommunications failures, acts of terrorism or wars or other catastrophic events, or other physical failures. Any damage or failure, interruption or breach in security of these systems, including, but not limited to, denial-of-service attacks, unauthorized access, computer viruses, phishing schemes and other security breaches, could result in loss of customer information and/or failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information and customer systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our communications, information, technology and customer systems could result in liability to clients or loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on our business, financial condition, reputation, or results of operations. In addition, recovery from any of the mentioned areas of concern may be costly in terms of employee attention and out-of-pocket expenses.
Our controls and procedures may fail or be circumvented.
We regularly review and update our internal controls, disclosure controls and procedures, compliance monitoring activities and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, reputation and financial condition. In addition, if we identify material weaknesses in our internal control over financial reporting or are required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures. We could lose investor confidence in the accuracy and completeness of our financial reports and potentially subject us to litigation. Any material weaknesses in our internal control over financial reporting or restatement of our financial statements could have a material adverse effect on our business, results of operations, reputation, and financial condition.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.
In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. Environmental liabilities may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. We may be held liable by a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
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
We have completed 27 acquisitions since May 2000. Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss or increased costs.
Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary on the nature of the activity but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking's anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation, regulatory relationships and growth prospects. In addition, if we were able to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations. To the extent we issue capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

A natural disaster could harm the Company's business.
The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede the Company from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California, in which a substantial portion of our business is located and a substantial portion of our loan collateral is located, is susceptible to natural disasters such as earthquakes, floods, droughts and wild fires, and is currently in the midst of an ongoing drought. Such natural disasters could negatively impact our business operations, the values of collateral securing our loans and/or interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses.
Our decisions regarding the fair value of assets acquired could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
Management makes various assumptions and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In acquisitions that include loss sharing agreements with the FDIC, we may record a loss sharing asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the realization of the loss sharing asset, we analyze the expected cash flows, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, the balance of the FDIC loss sharing asset may at any time be insufficient to cover future loan losses or subject to accelerated amortization. Any increase in future losses on loans and other assets covered by loss sharing agreements as well as any decrease in the expected cash flows from the FDIC could have a negative effect on our operating results.
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
In April 2014, the Board of Directors adopted a tax benefit preservation plan (the "Tax Plan") which was designed to preserve the net operating loss carryforwards and other tax attributes of the Company. The Tax Plan is intended to discourage persons from becoming 5-Percent Shareholders and existing 5-Percent Shareholders from increasing their beneficial ownership of shares.
Although the Tax Plan is intended to reduce the likelihood of an ownership change that could adversely affect the Company, there can be no assurance that such restrictions would prevent all transfers that could result in such an ownership change and thus no assurance can be given as to whether the Company could utilize the net operating losses to offset future taxable income. Additionally, because the Tax Plan may have the effect of restricting a stockholder's ability to dispose of or acquire the common stock of the Company, the liquidity and market value of our common stock might suffer.

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
We may be involved, from time to time, in litigation pertaining to our business activities. If such claims and legal actions, whether founded or unfounded, are not resolved in a manner favorable to us they may result in significant financial liability. Although we establish accruals for legal matters when and as required by generally accepted accounting principles and certain expenses and liabilities in connection with such matters may be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our business, financial condition, results of operations and reputation.
We may not pay dividends on common stock.
Our stockholders are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by our federal regulator, and by certain covenants contained in our subordinated debentures and borrowing agreements. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend should the FRB object until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, or as a result of our participation in any future specific government stabilization programs, now or in the future, from paying dividends to our stockholders. Accordingly, we cannot assure you that we will continue paying dividends on our common stock at current levels or at all. Our failure to pay dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.
The primary source of the holding company's liquidity from which, among other things, we pay dividends is the receipt of dividends from the Bank.
The holding company, PacWest, is a legal entity separate and distinct from the Bank and our other subsidiaries. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice, or that such regulatory authority may impose restrictions on the Bank's ability to pay dividends as a condition to the Bank's participation in any stabilization program. In the event the Bank is unable to pay dividends to the holding company, it is likely that we, in turn, would have to stop paying dividends on our common stock and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or trust preferred securities. The inability of the Bank to pay dividends to us could have a material adverse effect on our business, including on the market price of our common stock.

The price of our common stock may be volatile or may decline.
The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	cyber security breaches;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.
The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the past several years and the future performance of the stock market is inherently uncertain. As a result, the stock market generally and the market price of our common stock specifically may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTY
As of January 31, 2015, we had a total of 142 properties consisting of 80 full-service branch offices and 62 other offices. We own eight locations and the remaining properties are leased. Our properties are located throughout the United States, however, approximately 80% are located in California. The Company's principal office is located at 10250 Constellation Blvd., Suite 1640, Los Angeles, CA 90067.
For additional information regarding properties of the Company and Pacific Western, see Note 10, Premises and Equipment, Net, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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
Marketplace Designation, Sales Price Information and Holders
Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol “PACW.” The following table summarizes the high and low sale prices for each quarterly period during the last two years for our common stock, as quoted and reported by The Nasdaq Stock Market, or Nasdaq:

			Dividends
			Declared
	Stock Sales Prices		During
	High	Low	Quarter
2013
First quarter	$29.20	$24.96	$0.25
Second quarter	$31.02	$25.81	$0.25
Third quarter	$36.31	$30.58	$0.25
Fourth quarter	$42.96	$34.14	$0.25

2014
First quarter	$46.08	$37.70	$0.25
Second quarter	$47.37	$38.04	$0.25
Third quarter	$44.80	$39.50	$0.25
Fourth quarter	$48.03	$37.63	$0.50
As of February 9, 2015, the closing price of our common stock on Nasdaq was $46.34 per share. As of that date, based on the records of our transfer agent, there were approximately 1,704 record holders of our common stock.
Dividends
Set forth in the table above are the dividends declared and paid by the Company during the two most recent fiscal years. For a discussion of dividend restrictions on the Company's common stock, or of dividends from the Company's subsidiaries to the Company, see “Item 1. Business-Supervision and Regulation - Dividends” and Note 20, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2014, regarding securities issued and to be issued under our equity compensation plans in effect during fiscal year 2014:

		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Plan Name	(a)	(b)	(c)
Equity compensation plans approved by security holders	The PacWest Bancorp 2003 Stock Incentive Plan(1)	— (2)	—	13,531,719 (3)

Equity compensation plans not approved by security holders	None	—	—	—
_______________________________________

(1)
The PacWest Bancorp 2003 Stock Incentive Plan (the “Incentive Plan”) was last approved by the stockholders of the Company at our 2014 Special Stockholders Meeting. The authorized number of shares available for issuance under the Incentive Plan was increased to 9,000,000 shares at our 2014 Special Stockholders Meeting. Upon consummation of the CapitalSource Inc. merger on April 7, 2014, an additional 10,686,565 shares were added to the Incentive Plan. Such shares were available for grant under the former CapitalSource Inc. Equity Incentive Plan and remain available for: (a) former employees of CapitalSource Bank who remain employed with the Company, and (b) newly hired employees of the Company.

(2)	Amount does not include the 1,108,505 shares of unvested time-based restricted stock outstanding with a zero exercise price as of December 31, 2014.

(3)
The Incentive Plan permits these remaining shares to be issued in the form of options, restricted stock, or SARs. The amount includes 10,107,039 shares related to those added to the Incentive Plan from the CapitalSource Inc. merger.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Repurchases of Common Stock
None.

Five‑Year Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2014, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the “NASDAQ Composite Index”), and (2) the Total Return Index for the KBW Regional Bank Stocks (the “KBW Regional Banking Index”). This comparison assumes $100 was invested on December 31, 2009, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company's total cumulative gain was 151.6% over the five year period ending December 31, 2014 compared to gains of 123.7% and 66.9% for the NASDAQ Composite Index and KBW Regional Banking Index.
___________________________________
* $100 invested on December 31, 2009 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2009	2010	2011	2012	2013	2014
PacWest Bancorp	$100.00	$106.32	$95.30	$128.90	$226.87	$251.64
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
KBW Regional Banking	100.00	113.54	100.52	113.33	162.82	166.89

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain of our financial and statistical information for each of the years in the five‑year period ended December 31, 2014. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2014 and 2013, and for each of the years in the three‑year period ended December 31, 2014 and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts and percentages)
Results of Operations (1):
Interest income	$704,775	$309,914	$296,115	$295,284	$290,284
Interest expense	(42,398)	(12,201)	(19,648)	(32,643)	(40,957)
Net interest income	662,377	297,713	276,467	262,641	249,327
Total (provision) negative provision for credit losses (2)	(11,499)	4,210	12,819	(26,570)	(212,492)
Gain on securities	4,841	5,359	1,239	—	—
FDIC loss sharing (expense) income, net	(31,730)	(26,172)	(10,070)	7,776	22,784
Other noninterest income	69,076	25,057	24,703	23,650	20,454
Total noninterest income	42,187	4,244	15,872	31,426	43,238
Foreclosed assets (expense) income, net	(5,401)	1,503	(10,931)	(10,676)	(14,770)
Acquisition, integration and reorganization costs	(101,016)	(40,812)	(4,089)	(600)	(732)
Debt termination expense	—	—	(22,598)	—	(2,660)
Other noninterest expense	(302,327)	(191,378)	(174,044)	(168,717)	(170,641)
Total noninterest expense	(408,744)	(230,687)	(211,662)	(179,993)	(188,803)
Earnings (loss) from continuing operations
before income tax (expense) benefit	284,321	75,480	93,496	87,504	(108,730)
Income tax (expense) benefit	(113,853)	(30,003)	(36,695)	(36,800)	46,714
Net earnings (loss) from continuing operations	170,468	45,477	56,801	50,704	(62,016)
Loss from discontinued operations before
income tax benefit	(2,677)	(620)	—	—	—
Income tax benefit	1,114	258	—	—	—
Net loss from discontinued operations	(1,563)	(362)	—	—	—
Net earnings (loss)	$168,905	$45,115	$56,801	$50,704	$(62,016)

Adjusted net earnings (loss) (3)	$220,403	$77,466	$62,520	$43,650	$(76,851)

Per Common Share Data:
Basic and diluted earnings (loss) per share (EPS):
Net earnings (loss) from continuing operations	$1.94	$1.09	$1.54	$1.37	$(1.77)
Net earnings (loss)	$1.92	$1.08	$1.54	$1.37	$(1.77)
Dividends declared during year	$1.25	$1.00	$0.79	$0.21	$0.04
Book value per share (3)(4)	$34.04	$17.66	$15.74	$14.66	$13.06
Tangible book value per share (3)(4)	$17.17	$12.73	$13.22	$13.14	$11.06
Shares outstanding at year-end (4)	103,022	45,823	37,421	37,254	36,672
Average shares outstanding for basic and diluted EPS	86,853	40,823	35,685	35,491	35,108

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$16,234,800	$6,533,363	$5,463,658	$5,528,237	$5,529,021
Cash and cash equivalents	313,226	147,422	164,404	295,617	108,552
Investment securities	1,607,786	1,522,684	1,392,511	1,372,464	929,056
Non-purchased credit impaired (Non-PCI) loans and leases	11,613,832	3,930,539	3,074,947	2,841,071	3,196,881
Allowance for credit losses, Non-PCI loans and leases	76,767	67,816	72,119	93,783	104,328
Purchased credit impaired (PCI) loans	290,852	382,796	517,885	705,332	910,394
FDIC loss sharing asset	18,734	45,524	57,475	95,187	116,352
Goodwill	1,720,479	208,743	79,866	39,141	47,301
Core deposit and customer relationship intangibles	17,204	17,248	14,723	17,415	25,843
Deposits	11,755,128	5,280,987	4,709,121	4,577,453	4,649,698
Borrowings	383,402	113,726	12,591	225,000	225,000
Subordinated debentures	433,583	132,645	108,250	129,271	129,572
Stockholders’ equity	3,506,425	809,093	589,121	546,203	478,797

Performance Ratios:
Return on average assets	1.27%	0.74%	1.04%	0.92%	(1.14)%
Return on average equity	6.11%	6.28%	10.01%	9.92%	(12.56)%
Return on average tangible equity (3)	11.88%	8.25%	11.76%	11.33%	(14.15)%
Net interest margin	5.95%	5.37%	5.52%	5.26%	5.02%
Efficiency ratio (3)	58.01%	76.40%	72.40%	61.21%	64.53%
Adjusted efficiency ratio (3)	44.74%	60.55%	69.05%	63.28%	70.50%
Stockholders’ equity to total assets ratio (3)	21.60%	12.38%	10.78%	9.88%	8.66%
Tangible common equity ratio (3)	12.20%	9.24%	9.21%	8.95%	7.44%
Average equity to average assets	20.74%	11.75%	10.36%	9.32%	9.10%
Dividend payout ratio (5)	67.66%	90.89%	50.68%	15.04%	NM
Tier 1 leverage capital ratio (6)	12.34%	11.22%	10.53%	10.42%	8.54%
Tier 1 risk-based capital ratio (6)	13.16%	15.12%	15.17%	15.97%	12.68%
Total risk-based capital ratio (6)	16.07%	16.38%	16.43%	17.25%	13.96%

Non-PCI Credit Quality Metrics:
Non-PCI nonaccrual loans and leases	$83,621	$46,774	$41,762	$61,619	$95,509
Foreclosed assets	43,721	55,891	56,414	81,918	81,414
Total nonperforming assets	$127,342	$102,665	$98,176	$143,537	$176,923

Non-PCI nonaccrual loans to Non-PCI loans and leases	0.91%	1.19%	1.36%	2.17%	2.99%
Nonperforming assets to Non-PCI loans and leases
and foreclosed assets	1.28%	2.58%	3.14%	4.91%	5.40%
Allowance for credit losses to Non-PCI nonaccrual
loans and leases	91.80%	144.99%	172.69%	152.20%	109.20%
Allowance for credit losses to Non-PCI loans and leases	0.66%	1.73%	2.35%	3.30%	3.26%
Net charge-offs to average Non-PCI loans and leases (2)	0.02%	0.12%	0.33%	0.80%	5.88%
________________________________

(1)
Operating results of acquired companies are included from the respective acquisition dates. See Note 4, Acquisitions, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

(2)
During 2010, the Bank executed two sales of adversely classified loans totaling $398.5 million that included $128.1 million in nonaccrual loans. The sales resulted in $144.6 million of charge-offs to the allowance for credit losses.

(3)	For information regarding this calculation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non‑GAAP Measurements.”

(4)	Includes 1,108,505 shares, 1,216,524 shares, 1,698,281 shares, 1,675,730 shares, and 1,230,582 shares of unvested restricted stock outstanding at December 31, 2014, 2013, 2012, 2011, and 2010.

(5)	Not meaningful for 2010.

(6)	Capital ratios presented are for the consolidated Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles‑based wholly-owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.” References to “we,” “us,” or the “Company” refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the “holding company,” we are referring to PacWest Bancorp, the parent company, on a stand-alone basis. References to “Pacific Western Bank” include the Bank’s wholly-owned subsidiaries.
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including accepting demand, money market, and time deposits and originating loans and leases, including an array of commercial real estate loans and commercial lending products.  The Bank has a foundation of locally generated and relationship‑based deposits, with 80 full-service branches located primarily in southern and central California. Our branch operations are located primarily in Southern California extending from San Diego County to California’s Central Coast, and we operate three bank branches in the San Francisco Bay area and four bank branches in the Central Valley. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties.  Our commercial loan products, available on a nationwide basis, include equipment loans and leases, asset based loans, loans to finance companies, and loans secured by borrower future cash flows, as well as other business‑oriented products.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, and cash flow loans and providing real estate investment firms real estate loans secured by various property types. Pacific Western’s leasing operation, Pacific Western Equipment Finance, and its group specializing in asset-based lending, CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial), also became part of the CapitalSource Division. The CapitalSource Division’s loan and lease origination efforts are conducted through key offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of Pacific Western Bank that specializes in middle-market lending on a nationwide basis.
Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest‑bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income accounted for 94.0% of our net revenues (net interest income plus noninterest income) during 2014.
At December 31, 2014, we had total assets of $16.2 billion, including gross loans and leases of $11.9 billion; this compares to $6.5 billion of total assets and $4.3 billion of gross loans and leases at December 31, 2013. The year-over-year increases in total assets and gross loans and leases of $9.7 billion and $7.6 billion are due mostly to the CapitalSource Inc. merger. Excluding the acquired balances, organic loan and lease growth totaled $684.0 million during 2014, and was driven by $3.0 billion in originations during 2014.
At December 31, 2014 we had total liabilities of $12.7 billion, including total deposits of $11.8 billion; this compares to $5.7 billion of total liabilities and $5.3 billion of total deposits at December 31, 2013. The year-over-year increase in total deposits of $6.5 billion, including $1.5 billion in core deposits and $4.8 billion in time deposits, is due mainly to the CapitalSource Inc. merger. Excluding the acquired balances, organic core deposit growth totaled $700.3 million during 2014. At December 31, 2014, core deposits totaled $6.1 billion or 52% of total deposits and time deposits totaled $5.5 billion or 48% of total deposits.
At December 31, 2014 we had total stockholders' equity of $3.5 billion. During 2014, stockholders’ equity increased $2.7 billion, due mainly to the issuance of $2.6 billion in common stock in connection with the CapitalSource Inc. merger, net of $114.3 million in dividends paid. Stockholders’ equity remained strong with Tier 1 risk‑based capital and total risk‑based capital ratios of 12.34% and 16.07% at December 31, 2014.

Net earnings for the year ended December 31, 2014 were $168.9 million, or $1.92 per diluted share, compared to net earnings for 2013 of $45.1 million, or $1.08 per diluted share. When certain income and expense items are excluded, adjusted net earnings were $220.4 million for the year ended December 31, 2014 compared to $77.5 million for 2013. The $123.8 million increase in net earnings and the $142.9 million increase in adjusted net earnings were due mostly to the Company's growth driven by our acquisitions.
CapitalSource Inc. Merger
On April 7, 2014, we completed the merger with CapitalSource Inc. As part of the merger, CapitalSource Bank (“CSB”), a wholly-owned subsidiary of CapitalSource Inc., merged with and into Pacific Western Bank. We completed the merger in order to increase our loan and lease generation capabilities and to diversify our loan portfolio. Upon closing, we created the CapitalSource Division of the Bank. The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, and cash flow loans and providing real estate investment firms real estate loans secured by various property types. For further information, see Note 4, Acquisitions, in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
First California Financial Group Acquisition
On May 31, 2013, we completed the acquisition of First California Financial Group, Inc. (“FCAL”). As part of the acquisition, First California Bank (“FCB”), a wholly-owned subsidiary of FCAL, merged with and into Pacific Western. We completed this acquisition in order to expand our presence in Southern California. For further information, see Note 4, Acquisitions, in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Key Performance Indicators
Among other factors, our operating results depend generally on the following key performance indicators:
The Level of Our Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest‑earning assets. A sustained low interest rate environment combined with low loan growth and high levels of marketplace liquidity may put pressure on both our net interest income and net interest margin.
Our primary interest‑earning assets are loans and investments. Our primary interest‑bearing liabilities are deposits. Contributing to our high net interest margin is our low cost of deposits. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest‑bearing deposits, which have no expectation of yield. As an industrial loan bank, the former CSB funded its balance sheet with a large proportion of higher-cost time deposits and as a result, in the CapitalSource Inc. merger we added $5.3 billion of time deposits. Our goal is to replace higher-costing time deposits with core deposits over time through a dedicated deposit transformation initiative that includes sourcing deposits from CapitalSource Division borrowers. We added $265 million of core deposits from CapitalSource Division borrowers in 2014.
Loan and Lease Growth
We actively seek new lending opportunities under an array of commercial real estate loans and commercial and industrial ("C&I") lending products. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties. Our C&I loan products include equipment-secured loans and leases, asset-secured loans, loans to finance companies, and cash flow loans (which are loans secured by borrower future cash flows and borrower enterprise value). Our loan origination process emphasizes credit quality. We foster lender relationships with borrowers that have had proven loan repayment performance. Our commitment sizes vary by loan product and can range up to $80 million for certain asset-based lending arrangements and multi-property real estate loans. We attempt to price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competitive pressure related to loan pricing and loan proceeds, and successful borrowers that opt to prepay loans.

The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans, and we measure our success by the levels of our classified and nonperforming assets and net charge‑offs. We maintain an allowance for credit losses on loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off‑balance sheet credit exposure. Loans and leases which are deemed uncollectable are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio is based on our allowance methodology which considers various credit performance measures such as historical and current net charge‑offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the overall level of outstanding loans and leases. For originated and acquired non‑impaired loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination date or after the acquisition date, respectively. For purchased credit impaired ("PCI") loans, a provision for credit losses may be recorded to reflect decreases in expected cash flows on such loans compared to those previously estimated.
We regularly review our loans and leases to determine whether there has been any deterioration in credit quality stemming from borrower operations or changes in collateral value or other factors which may affect collectability of our loans and leases. Changes in economic conditions, such as the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values and adverse conditions in borrowers’ businesses, could negatively impact our borrowers and cause us to adversely classify loans and leases. An increase in classified loans and leases generally results in increased provisions for credit losses and an increased allowance for credit losses. Any deterioration in the commercial real estate market may lead to increased provisions for credit losses because of our commercial concentration in real estate loans.
The Level of Our Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as loan production and number of foreclosed assets. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non‑GAAP measure called the “adjusted efficiency ratio.” The adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that excluded from net revenues are net FDIC loss sharing expense, gain (loss) on sale of assets, and accelerated discount accretion resulting from early payoffs of acquired loans and excluded from noninterest expense are covered foreclosed assets expense and acquisition, integration and reorganization costs.
We present this non-GAAP financial measure and others for supplemental information purposes only in order to understand the Company's operating results and these non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles ("GAAP").
The consolidated base and adjusted efficiency ratios have been as follows:

Quarterly Period in 2014	Base Efficiency Ratio	Adjusted Efficiency Ratio
First	56.1%	57.1%
Second	84.5%	43.1%
Third	46.6%	43.4%
Fourth	44.5%	42.3%
We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead‑related noninterest expense relative to recurring net revenues. See “-Non‑GAAP Measurements” for the calculations of the base and adjusted efficiency ratios.

Adjusted Net Earnings
Our net earnings for 2014 totaled $168.9 million. Another measure of earnings used as an indicator of earnings generating capability, excluding non-recurring and/or volatile items, is adjusted net earnings. We calculate adjusted net earnings by excluding accelerated discount accretion resulting from the early payoff of acquired loans, net FDIC loss sharing expense, gain (loss) on sale of assets (including loans and leases, securities, and an owned building), covered foreclosed assets expense, and acquisition, integration and reorganization costs. Adjusted net earnings for 2014 totaled $220.4 million. See “-Non‑GAAP Measurements” for the calculation of adjusted net earnings.
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
Our significant accounting policies and practices are described in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses, the carrying values of intangible assets, the realization of deferred income tax assets, and the accounting for business combinations.
Allowance for Credit Losses on Non-Purchased Credit Impaired Loans and Leases
The allowance for credit losses on non-purchased credit impaired ("Non-PCI") loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities." The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. Refer to "—Allowance for Credit Losses on Purchased Credit Impaired Loans" for the policy on PCI loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
The allowance for loan and lease losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon our continual review of the credit quality of the loan and lease portfolio, which includes loan and lease payment trends, borrowers' compliance with loan agreements, borrowers' current and budgeted financial performance, collateral valuation trends, and current economic factors and external conditions that may affect our borrowers' ability to pay. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.
The allowance for loan and lease losses contains a general reserve component for loans and leases with no credit impairment and a specific reserve component for loans and leases determined to be impaired.
A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We assess our loans for impairment on an on-going basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure impairment of a loan based upon the fair value of the loan’s collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateral-dependent. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. To the extent a loan or lease balance exceeds the estimated collectable value, a specific reserve or charge-off is recorded depending upon the certainty of the estimate of loss. Smaller balance loans (under $250,000), with a few exceptions for certain loan types, are generally not individually assessed for impairment but are evaluated collectively.

The methodology we use to estimate the general reserve component of our allowance for credit losses considers both objective and subjective criteria. The objective criteria uses our actual historical loan and lease charge-off experience on pools of similar loans and leases to establish loss factors that are applied to our current loan and lease balances to estimate inherent credit losses. When estimating the general reserve component for the various pools of similar loan types, the loss factors applied to the loan pools consider the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings. We recognize that the determination of the allowance for loan and lease losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the ratings assigned to loans on an on-going basis.
The subjective criteria considered when establishing the loss factors include the following:

•	current economic trends and forecasts;

•	current commercial real estate values, performance trends, and overall outlook in the markets where we lend;

•	legal and regulatory matters that could impact our borrowers’ ability to repay our loans;

•	our loan portfolio composition and any loan concentrations;

•	our current lending policies and the effects of any new policies or policy amendments;

•	our new loan origination volume and the nature of it;

•	our loan portfolio credit performance trends; and

•	the results of our on-going independent credit review.
The reserve for unfunded commitments is estimated using the same loss factors as used for the allowance for loan and lease losses and is computed based only on the expected usage of the unfunded commitments.
The credit risk ratings assigned to every loan and lease are either “pass,” “special mention,” “substandard” or “doubtful” and defined as follows:

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
Management believes that the allowance for credit losses is appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio and that the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the established allowance will be sufficient to absorb related losses in the future.

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
Business Combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, "Business Combinations." Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed which involve contingencies must also be recognized at their estimated fair value, provided such fair value can be determined during the measurement period. Acquisition-related costs, including severance, conversion and other restructuring charges, such as abandoned space accruals, are expensed. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition.
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

Non-GAAP Measurements
The Company uses certain non‑GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The non-GAAP measures used in this Form 10-K include the following:

•
Adjusted net earnings: To calculate adjusted net earnings, we exclude from net earnings primarily income statement items for which the related assets or liabilities have been completely resolved and are no longer on the balance sheet. As analysts and investors view this measure as an indicator of the Company's ability to generate recurring earnings, we disclose this amount in addition to net earnings.

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

The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non‑GAAP financial measurements to the GAAP financial measurements:

	Year Ended December 31,
Adjusted Net Earnings and Related Ratios:	2014	2013	2012
	(In thousands)
Reported net earnings	$168,905	$45,115	$56,801
Subtract: Tax benefit on discontinued operations	(1,114)	(258)	—
Add: Tax expense on continuing operations	113,853	30,003	36,695
Reported pre-tax earnings	281,644	74,860	93,496
Add: Acquisition, integration, and reorganization costs	101,016	40,812	4,089
Subtract: FDIC loss sharing expense, net	(31,730)	(26,172)	(10,070)
Gain on sale of loans and leases	601	1,791	2,767
Gain on securities	4,841	5,359	1,239
Covered OREO income (expense), net	1,172	1,833	(6,781)
Gain on sale of owned office building	1,570	—	—
Adjusted pre-tax earnings before accelerated discount accretion	406,206	132,861	110,430
Subtract: Accelerated discount accretion resulting from payoffs of acquired loans	38,867	4,393	7,601
Adjusted pre-tax earnings	367,339	128,468	102,829
Tax expense (1)	(146,936)	(51,002)	(40,309)
Adjusted net earnings	$220,403	$77,466	$62,520

Average assets	$13,322,388	$6,116,853	$5,477,635

Average stockholders' equity	$2,763,726	$718,920	$567,342
Less: Average intangible assets	1,342,286	172,096	84,545
Average tangible common equity	$1,421,440	$546,824	$482,797

Annualized return on average assets (2)	1.27%	0.74%	1.04%
Annualized adjusted return on average assets (3)	1.65%	1.27%	1.14%
Annualized return on average equity (4)	6.11%	6.28%	10.01%
Annualized adjusted return on average equity (5)	7.97%	10.78%	11.02%
Annualized return on average tangible equity (6)	11.88%	8.25%	11.76%
Annualized adjusted return on average tangible equity (7)	15.51%	14.17%	12.95%
_____________________________________

(1)	Actual effective tax rate of 40.0%, 39.7% and 39.2% used in 2014, 2013 and 2012.

(2)	Annualized net earnings divided by average assets.

(3)	Annualized adjusted net earnings divided by average assets.

(4)	Annualized net earnings divided by average stockholders' equity.

(5)	Annualized adjusted net earnings divided by average stockholders' equity.

(6)	Annualized net earnings divided by average tangible common equity.

(7)	Annualized adjusted net earnings divided by average tangible common equity.

		Year Ended December 31,
Adjusted Efficiency Ratio:		2014	2013	2012
		(Dollars in thousands)
Noninterest expense		$408,744	$230,687	$211,662
Less:	Acquisition, integration, and reorganization costs	101,016	40,812	4,089
	Covered OREO expense (income), net	(1,172)	(1,833)	6,781
	Adjusted noninterest expense	$308,900	$191,708	$200,792

Net interest income		$662,377	$297,713	$276,467
Noninterest income		42,187	4,244	15,872
Net revenues		704,564	301,957	292,339
Less:	FDIC loss sharing expense, net	(31,730)	(26,172)	(10,070)
	Gain on sale of loans and leases	601	1,791	2,767
	Gain on securities	4,841	5,359	1,239
	Gain on sale of owned office building	1,570	—	—
	Accelerated discount accretion resulting from early
	payoffs of acquired loans	38,867	4,393	7,601
Adjusted net revenues		$690,415	$316,586	$290,802

Base efficiency ratio(1)		58.0%	76.4%	72.4%
Adjusted efficiency ratio(2)		44.7%	60.6%	69.0%
_______________________________________

(1)	Noninterest expense divided by net revenues.

(2)	Adjusted noninterest expense divided by adjusted net revenues.

	December 31,
Tangible Common Equity:	2014	2013	2012
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders’ equity	$3,506,425	$809,093	$589,121
Less: Intangible assets	1,737,683	225,991	94,589
Tangible common equity	$1,768,742	$583,102	$494,532
Total assets	$16,234,800	$6,533,363	$5,463,658
Less: Intangible assets	1,737,683	225,991	94,589
Tangible assets	$14,497,117	$6,307,372	$5,369,069
Equity to assets ratio	21.60%	12.38%	10.78%
Tangible common equity ratio(1)	12.20%	9.24%	9.21%
Book value per share	$34.04	$17.66	$15.74
Tangible book value per share	$17.17	$12.73	$13.22
Shares outstanding	103,022,017	45,822,834	37,420,909
Pacific Western Bank:
Stockholders’ equity	$3,379,074	$911,200	$649,656
Less: Intangible assets	1,737,683	225,991	94,589
Tangible common equity	$1,641,391	$685,209	$555,067
Total assets	$15,995,914	$6,523,742	$5,443,484
Less: Intangible assets	1,737,683	225,991	94,589
Tangible assets	$14,258,231	$6,297,751	$5,348,895
Equity to assets ratio	21.12%	13.97%	11.93%
Tangible common equity ratio(1)	11.51%	10.88%	10.38%
_______________________________________

(1)	Tangible common equity divided by tangible assets.

	December 31,
Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans):	2014	2013	2012
	(Dollars in thousands)
Allowance for credit losses	$76,767	$67,816	$72,119
Less: Allowance related to acquired Non-PCI loans and leases	4,184	607	1,046
Adjusted allowance for credit losses	$72,583	$67,209	$71,073
Gross Non-PCI loans and leases	$11,613,832	$3,930,539	$3,074,947
Less: Carrying value of acquired Non‑PCI loans and leases	6,562,267	1,060,172	298,456
Adjusted loans and leases	$5,051,565	$2,870,367	$2,776,491
Allowance for credit losses to loans and leases(1)	0.66%	1.73%	2.35%
Adjusted allowance for credit losses to loans and leases(2)	1.44%	2.34%	2.56%
_______________________________________

(1)	Allowance for credit losses divided by gross Non-PCI loans and leases.

(2)	Adjusted allowance for credit losses divided by adjusted loans and leases.
Results of Operations
Acquisitions Impact Earnings Performance
The comparability of financial information is affected by our acquisitions. We completed the following five acquisitions during the three years ended December 31, 2014: (1) Pacific Western Equipment Finance, or EQF, on January 3, 2012; (2) Celtic Capital Corporation, or Celtic, on April 3, 2012; (3) American Perspective Bank, or APB, on August 1, 2012, (4) First California Financial Group, Inc., or FCAL, on May 31, 2013, and (5) CapitalSource Inc. on April 7, 2014. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates.
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

The following table presents, for the years indicated, the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities:

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$9,426,341	$657,097	6.97%	$3,975,337	$272,726	6.86%	$3,548,369	$260,230	7.33%
Investment securities(2)	1,574,294	47,345	3.01%	1,460,516	36,923	2.53%	1,373,640	35,657	2.60%
Deposits in financial institutions	129,920	333	0.26%	104,092	265	0.25%	87,602	228	0.26%
Total interest‑earning assets	11,130,555	704,775	6.33%	5,539,945	309,914	5.59%	5,009,611	296,115	5.91%
Other assets	2,191,833			576,908			468,024
Total assets	$13,322,388			$6,116,853			$5,477,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest checking deposits	$634,435	$434	0.07%	$582,408	$303	0.05%	$515,767	$268	0.05%
Money market deposits	1,667,322	3,333	0.20%	1,400,065	2,455	0.18%	1,219,457	2,314	0.19%
Savings deposits	618,398	1,709	0.28%	194,300	63	0.03%	159,888	50	0.03%
Time deposits	4,363,819	21,856	0.50%	753,122	5,047	0.67%	889,146	10,639	1.20%
Total interest‑bearing deposits	7,283,974	27,332	0.38%	2,929,895	7,868	0.27%	2,784,258	13,271	0.48%
Borrowings	92,767	496	0.53%	12,979	537	4.14%	98,787	2,656	2.69%
Subordinated debentures	353,828	14,570	4.12%	122,649	3,796	3.10%	112,015	3,721	3.32%
Total interest‑bearing liabilities	7,730,569	42,398	0.55%	3,065,523	12,201	0.40%	2,995,060	19,648	0.66%
Noninterest‑bearing demand deposits	2,652,076			2,186,697			1,870,088
Other liabilities	176,017			145,713			45,145
Total liabilities	10,558,662			5,397,933			4,910,293
Stockholders’ equity	2,763,726			718,920			567,342
Total liabilities and stockholders’
equity	$13,322,388			$6,116,853			$5,477,635
Net interest income		$662,377			$297,713			$276,467
Net interest rate spread			5.78%			5.19%			5.25%
Net interest margin			5.95%			5.37%			5.52%

Total deposits (3)	$9,936,050	$27,332	0.28%	$5,116,592	$7,868	0.15%	$4,654,346	$13,271	0.29%
Funding sources (4)	$10,382,645	$42,398	0.41%	$5,252,220	$12,201	0.23%	$4,865,148	$19,648	0.40%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Interest income on investment securities includes non-taxable interest of $13.6 million, $11.8 million, and $5.6 million for 2014, 2013 and 2012. The tax‑equivalent yield on investment securities was 3.42%, 2.93% and 2.76% for 2014, 2013 and 2012.

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

Net interest income is affected by changes in both interest rates and the volume of average interest‑earning assets and interest‑bearing liabilities. The changes in the amount and mix of average interest‑earning assets and interest‑bearing liabilities are referred to as changes in “volume.” The changes in the yields earned on average interest‑earning assets and rates paid on average interest‑bearing liabilities are referred to as changes in “rate.” The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year’s rate and the change in interest income/expense attributable to rate reflects the change in rates multiplied by the prior year’s volume. The changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated ratably between the two categories.
The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rate:

	2014 Compared to 2013			2013 Compared to 2012
	Total	Increase (Decrease)		Total	Increase (Decrease)
	Increase	Due to		Increase	Due to
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In thousands)
Interest Income:
Loans and leases	$384,371	$379,929	$4,442	$12,496	$29,998	$(17,502)
Investment securities	10,422	3,024	7,398	1,266	2,213	(947)
Deposits in financial institutions	68	57	11	37	42	(5)
Total interest income	394,861	383,010	11,851	13,799	32,253	(18,454)

Interest Expense:
Interest checking deposits	131	6	125	35	35	—
Money market deposits	877	577	300	141	326	(185)
Savings deposits	1,646	320	1,326	13	11	2
Time deposits	16,810	18,399	(1,589)	(5,592)	(1,443)	(4,149)
Total interest-bearing deposits	19,464	19,302	162	(5,403)	(1,071)	(4,332)
Borrowings	(41)	785	(826)	(2,119)	(3,074)	955
Subordinated debentures	10,774	9,173	1,601	75	339	(264)
Total interest expense	30,197	29,260	937	(7,447)	(3,806)	(3,641)
Net interest income	$364,664	$353,750	$10,914	$21,246	$36,059	$(14,813)
The net interest margin (“NIM”) and loan and lease yields are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans, which causes volatility from period to period. The effects of this item on the NIM and loan and lease yield are shown in the following table for the years indicated:

	Year Ended December 31,
	2014	2013	2012
NIM:
Reported	5.95%	5.37%	5.52%
Less: Accelerated accretion of acquisition discounts resulting from early
payoffs of acquired loans	(0.35)%	(0.08)%	(0.16)%
Core	5.60%	5.29%	5.36%
Loan and Lease Yield:
Reported	6.97%	6.86%	7.33%
Less: Accelerated accretion of acquisition discounts resulting from early
payoffs of acquired loans	(0.41)%	(0.12)%	(0.21)%
Core	6.56%	6.74%	7.12%

The impact on the NIM from all purchase accounting items is detailed in the table below for the years indicated:

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
		Impact on		Impact on		Impact on
	Amount	NIM	Amount	NIM	Amount	NIM
	(Dollars in thousands)
Net interest income/NIM as reported	$662,377	5.95%	$297,713	5.37%	$276,467	5.52%
Less:
Accelerated accretion of acquisition discounts
from early acquired loan payoffs	(38,867)	(0.35)%	(4,393)	(0.08)%	(7,601)	(0.16)%
Remaining accretion of Non-PCI loan
acquisition discounts	(48,704)	(0.44)%	(3,927)	(0.07)%	623	0.01%
Amortization of TruPS discount	4,253	0.04%	334	0.01%	(49)	—%
Accretion of time deposits premium	(14,512)	(0.13)%	(837)	(0.02)%	(84)	—%
	(97,830)	(0.88)%	(8,823)	(0.16)%	(7,111)	(0.15)%
Net interest income/NIM excluding purchase accounting	$564,547	5.07%	$288,890	5.21%	$269,356	5.37%
The following table presents the loan and lease yields and related average balances for our Non‑PCI loans and leases, PCI loans, and total loan and lease portfolio for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Yields:
Non‑PCI loans and leases	6.61%	6.38%	6.82%
PCI loans	16.45%	10.63%	9.66%
Total loans and leases	6.97%	6.86%	7.33%
Average Balances:
Non‑PCI loans and leases	$9,079,217	$3,528,278	$2,935,420
PCI loans	347,124	447,059	612,949
Total loans and leases	$9,426,341	$3,975,337	$3,548,369
2014 Compared to 2013
Net interest income increased by $364.7 million to $662.4 million for the year ended December 31, 2014 compared to $297.7 million for 2013 due to the significant increase in interest-earning assets acquired in the CapitalSource Inc. merger.
The NIM increased 58 basis points to 5.95% for the year ended December 31, 2014 compared to 5.37% for 2013 driven by the increase in interest-earning assets, which resulted from the loans and leases added with the CapitalSource Inc. merger and organic loan growth during the year. The increase in the NIM was also a result of loans and leases being a higher percentage of interest-earning assets and higher accretion of acquisition discounts on acquired loans than in the prior year. The amortization and accretion of purchase accounting marks increased net interest income $97.8 million during 2014 and $8.8 million during 2013. When all purchase accounting items are removed from net interest income, the resulting NIM was 5.07% for the year ended December 31, 2014 compared to 5.21% for 2013; this decrease is is attributed to the current interest rate environment and funding new loans at yields which are lower than the current portfolio yield.
The yield on loans and leases increased 11 basis points to 6.97% for the year ended December 31, 2014 compared to 6.86% for 2013. This increase was due to higher accretion of acquisition discounts on acquired loans. Such accelerated accretion totaled $38.9 million for the year ended December 31, 2014 and $4.4 million for 2013. When accelerated accretion is excluded, the core yield on loans and leases was 6.56% for the year ended December 31, 2014 and 6.74% for 2013.

The cost of all funding sources increased in the year ended December 31, 2014 due to the addition of the higher-cost time deposits and subordinated debt from CapitalSource Inc. The cost of average funding sources increased 18 basis points to 0.41% for the year ended December 31, 2014 from 0.23% for 2013. The increase in the cost of average funding sources for 2014 was also due to noninterest-bearing deposits becoming a smaller percentage of funding liabilities than in the prior period. The cost of total interest‑bearing deposits increased 11 basis points to 0.38% and total interest‑bearing liabilities increased 15 basis points to 0.55% for the year ended December 31, 2014.
2013 Compared to 2012
Net interest income increased $21.2 million to $297.7 million for the year ended December 31, 2013 compared to 2012; interest income increased $13.8 million and interest expense decreased $7.4 million. Interest income on loans and leases increased $12.5 million due to a higher average loan and lease balance offset by a lower loan and lease yield. The increase in the average loan and lease balance was due mainly to acquisitions including FCAL on May 31, 2013 and APB on August 1, 2012. The lower loan and lease yield was due to lower accelerated accretion of acquisition discounts resulting from PCI loan payoffs and lower income from early lease payoffs. Interest income on investment securities increased $1.3 million due mostly to higher average portfolio balances from purchases during the year. Interest expense on deposits decreased $5.4 million due mainly to a lower average rate and balances for time deposits. Interest expense on borrowings declined $2.1 million due mostly to lower average borrowings; we repaid fixed‑rate term Federal Home Loan Bank of San Francisco ("FHLB") advances at the end of the first quarter of 2012 and have used lower cost overnight FHLB advances as needed.
The 2013 NIM was 5.37%, a decrease of 15 basis points from 5.52% for 2012. The decrease was due to lower yields on loans and leases and investment securities, offset partially by lower funding costs.
The yield on average loans and leases decreased 47 basis points to 6.86% for the year ended December 31, 2013 compared to 7.33% for 2012, due to lower accelerated accretion of acquisition discounts resulting from PCI loan payoffs, lower income on early repayment of leases, and lower yields on new loan and lease originations. Accelerated accretion of acquisition discounts resulting from PCI loan payoffs totaled $4.4 million for the year ended December 31, 2013 and $7.6 million for 2012, increasing the loan yields by 12 basis points and 21 basis points, respectively. Total income from early lease payoffs was $1.3 million for the year ended December 31, 2013 and $2.4 million for 2012.
All‑in deposit cost declined 14 basis points to 0.15% for the year ended December 31, 2013 compared to 2012. The cost of interest‑bearing deposits declined 21 basis points to 0.27% due to a lower rate on average time deposits and a shift in the deposit mix to lower cost interest‑bearing checking, money market and savings deposits from higher cost time deposits. The cost of total interest‑bearing liabilities declined 26 basis points to 0.40% due to the reduction in the cost of time deposits and lower average fixed‑rate borrowings; we repaid $225.0 million in fixed‑rate term FHLB advances and redeemed $18.6 million in subordinated debentures in the first quarter of 2012.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2014	(Decrease)	2013	(Decrease)	2012
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance
for Non‑PCI loans and leases	$11,746	$13,101	$(1,355)	$8,395	$(9,750)
Addition to (reduction in) reserve for
unfunded loan commitments	(1,264)	(2,619)	1,355	3,605	(2,250)
Total provision (negative
provision) for Non‑PCI loans
and leases	10,482	10,482	—	12,000	(12,000)
Provision (negative provision) for
PCI loans	1,017	5,227	(4,210)	(3,391)	(819)
Total provision (negative
provision) for credit losses	$11,499	$15,709	$(4,210)	$8,609	$(12,819)

Non‑PCI Credit Quality Metrics:
Net charge‑offs (recoveries) on
Non‑PCI loans and leases	$1,531	$(2,772)	$4,303	$(5,361)	$9,664
Net charge‑offs to average
Non‑PCI loans and leases	0.02%		0.12%		0.33%
At Year End:
Allowance for loan and lease losses	$70,456	$10,215	$60,241	$(5,658)	$65,899
Allowance for credit losses	76,767	8,951	67,816	(4,303)	72,119
Non‑PCI nonaccrual loans and leases	83,621	36,847	46,774	5,012	41,762
Non‑PCI classified loans and leases	242,611	115,300	127,311	26,292	101,019
Allowance for credit losses to
Non‑PCI loans and leases	0.66%		1.73%		2.35%
Allowance for credit losses to
Non‑PCI nonaccrual loans
and leases	91.8%		145.0%		172.7%
Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. We have a provision for credit losses on our Non‑PCI loans and leases and a provision for credit losses on our PCI loans. The provision for credit losses on our Non‑PCI loans and leases is based on our allowance methodology and is an expense, or contra‑expense, that, in our judgment, is required to maintain an adequate allowance for credit losses. Our allowance methodology uses our actual historical loan and lease charge-off experience on pools of similar loans and leases, considers the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings, and considers subjective criteria such as current economic trends and forecasts, current commercial real estate values and performance trends, and the loan portfolio credit performance trends. The provision for credit losses on our PCI loans results from decreases or increases in expected cash flows on such loans compared to those previously estimated.

Our Non‑PCI loans and leases at December 31, 2014, included $6.6 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non‑PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At December 31, 2014, our allowance for credit losses included $4.2 million related to these acquired loans and leases. When these acquired loans and leases of $6.6 billion are excluded from the total of Non‑PCI loans and leases and the related allowance of $4.2 million is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non‑PCI loans and leases of 1.44% at December 31, 2014; the comparable ratio at December 31, 2013 was 2.34%. The adjusted coverage ratio is lower at December 31, 2014 compared to December 31, 2013 because the adjusted allowance for credit losses was computed with lower loss factors related to a more favorable credit outlook and the composition of the adjusted loans and leases at December 31, 2014 is more diversified. Compared to adjusted loans and leases at December 31, 2013, there is a lower degree of commercial real estate loans that are also more geographically diversified, and there is greater diversification of C&I loans, both due to the loans originated by the CapitalSource Division during 2014.
Non-PCI loans and leases include $5.0 billion of originated loans and leases that were not obtained through acquisitions. The allowance for loan and lease losses related to these loans and leases totaled $66.3 million, or 1.31% of the outstanding balance at December 31, 2014; the comparable ratio at December 31, 2013 was 2.08%. The decrease in the coverage ratio is due to a more favorable credit outlook and lower loss factors used at December 31, 2014 compared to 2013.
Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are net loan and lease and unfunded commitment growth, an increased amount of loan and lease charge-offs, changes in economic conditions, such as the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values and adverse conditions in borrowers’ businesses. See “- Critical Accounting Policies,” “- Financial Condition - Allowance for Credit Losses on Non‑PCI Loans,” “-Financial Condition - Allowance for Credit Losses on PCI Loans,” and Note 1(g), Nature of Operations and Summary of Significant Accounting Policies - Allowances for Credit Losses, and Note 7, Loans and Leases, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Noninterest Income
The following table summarizes noninterest income by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2014	(Decrease)	2013	(Decrease)	2012
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$11,233	$(532)	$11,765	$(1,087)	$12,852
Other commissions and fees	18,602	10,186	8,416	290	8,126
Leased equipment income	16,669	16,669	—	—	—
Gain on sale of loans and leases	601	(1,190)	1,791	(976)	2,767
Gain on securities	4,841	(518)	5,359	4,120	1,239
Other-than-temporary-impairment loss on securities	—	—	—	1,115	(1,115)
FDIC loss sharing expense, net	(31,730)	(5,558)	(26,172)	(16,102)	(10,070)
Other income:		—		—
Dividends and realized gains on equity investments	6,207	6,207	—	—	—
Foreign currency translation net gains	3,358	3,358	—	—	—
Income recognized on early repayment of leases	5,270	5,270	—	—	—
Gain on sale of owned office building	1,570	1,570	—	—	—
Other	5,566	2,481	3,085	1,012	2,073
Total noninterest income	$42,187	$37,943	$4,244	$(11,628)	$15,872

The following table presents the details of FDIC loss sharing expense, net for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
FDIC Loss Sharing Expense, Net:
(Loss) gain on FDIC loss sharing asset (1)	$(5,457)	$2,320	$(5,487)
FDIC loss sharing asset amortization, net	(25,051)	(26,829)	(10,658)
Net reimbursement (to) from FDIC for covered OREOs (2)	(845)	(1,547)	5,164
Other-than-temporary impairment losses on covered securities	—	—	892
Other	(377)	(116)	19
Total FDIC loss sharing expense, net (3)	$(31,730)	$(26,172)	$(10,070)
_______________________

(1)
Includes increases related to covered loan loss provisions and decreases for: (a) write‑offs for covered loans expected to be resolved at amounts higher than their carrying values, and (b) amounts to be reimbursed to the FDIC for covered loans resolved at amounts higher than their carrying values.

(2)	Represents amounts to be reimbursed to the FDIC for gains on covered other real estate owned ("OREO") sales and due from the FDIC for covered OREO write‑downs.

(3)	Covered assets were $329.5 million, $520.6 million, and $617.1 million at December 31, 2014, 2013, and 2012.

2014 Compared to 2013
Noninterest income increased by $38.0 million to $42.2 million for the year ended December 31, 2014 compared to $4.2 million for 2013. The increase was due mostly to income streams gained in the CapitalSource Inc. merger, including certain other commissions and fees, leased equipment income, dividends and gains on equity investments and foreign currency translation net gains, offset by higher FDIC loss sharing expense. We have equity investments with a carrying value of $25.2 million at December 31, 2014. Such equity investments were acquired in the CapitalSource Inc. merger. Dividends on equity investments are solely at the discretion of the investee, and thus we have no control over such distributions. The increase in FDIC loss sharing expense was due mainly to higher losses on the FDIC loss sharing asset. Noninterest income for the year ended December 31, 2014 also includes a gain on the sale of an owned office building of $1.6 million; there was no similar gain in 2013.
2013 Compared to 2012
Noninterest income declined by $11.7 million to $4.2 million during the year ended December 31, 2013 compared to $15.9 million for 2012. The decrease was due mainly to higher net FDIC loss sharing expense of $16.1 million in 2013 offset by a $5.2 million non‑taxable acquisition‑related securities gain recognized in 2013. FDIC loss sharing expense, net, increased due to higher amortization of the FDIC loss sharing asset and lower net covered OREO costs, offset by a higher gain on the FDIC loss sharing asset. The increase in FDIC loss sharing expense was due in part to an increase in covered assets gained through the FCAL acquisition.

Noninterest Expense
The following table summarizes noninterest expense by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2014	(Decrease)	2013	(Decrease)	2012
	(In thousands)
Noninterest Expense:
Compensation and benefits	$165,499	$58,432	$107,067	$12,100	$94,967
Occupancy	40,606	11,147	29,459	1,346	28,113
Data processing	14,618	5,124	9,494	374	9,120
Other professional services	11,234	4,480	6,754	851	5,903
Insurance and assessments	10,907	5,311	5,596	312	5,284
Intangible asset amortization	6,268	866	5,402	(924)	6,326
Leased equipment depreciation	9,159	9,159	—	—	—
Foreclosed assets expense (income), net	5,401	6,904	(1,503)	(12,434)	10,931
Acquisition, integration, and reorganization costs	101,016	60,204	40,812	36,723	4,089
Debt termination	—	—	—	(22,598)	22,598
Other expense:
Loan-related expense	10,294	5,969	4,325	136	4,189
Communications	4,695	1,772	2,923	400	2,523
Other	29,047	8,689	20,358	2,739	17,619
Total noninterest expense	$408,744	$178,057	$230,687	$19,025	$211,662
The following table presents the components of foreclosed assets expense (income), net for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Foreclosed Assets Expense (Income):
Provision for losses	$7,306	$2,515	$14,333
Maintenance costs	1,515	1,183	2,384
Gain on sale, net	(3,420)	(5,201)	(5,786)
Total foreclosed assets expense (income), net	$5,401	$(1,503)	$10,931
Noninterest expense includes amortization of time-based restricted stock, which vests either in increments over a three to five year period or at the end of such period and is included in compensation expense, and intangible asset amortization, which is related to customer deposits and customer relationship intangible assets. Amortization of restricted stock, excluding the accelerated vesting of restricted stock, totaled $9.8 million, $8.5 million and $5.7 million for the years ended December 31, 2014, 2013 and 2012. Intangible asset amortization totaled $6.3 million, $5.4 million and $6.3 million for the years ended December 31, 2014, 2013 and 2012.
2014 Compared to 2013
Noninterest expense increased by $178.0 million to $408.7 million for the year ended December 31, 2014 compared to $230.7 million for 2013. The increase was due mostly to higher acquisition, integration and reorganization costs of $60.2 million and higher other noninterest expenses of $117.9 million as a result of including the CapitalSource Inc. and FCAL operations after their respective acquisition dates. The leased equipment depreciation relates to the operating lease portfolio acquired in the CapitalSource Inc. merger.

2013 Compared to 2012
Noninterest expense increased by $19.0 million to $230.7 million during the year ended December 31, 2013 compared to $211.7 million for 2012. This increase was due mostly to the combination of higher acquisition, integration and reorganization costs of $36.7 million recognized in 2013, and higher compensation expense of $12.1 million due to a higher employee count resulting from acquisition activity. The increase was offset in part by lower debt termination expense of $22.6 million as a result of the early repayments of FHLB advances and subordinated debentures in 2012, and lower foreclosed assets expense of $12.4 million due mainly to lower write‑downs. Excluding the acquisition, integration and reorganization costs, foreclosed assets expense, and debt termination expense, noninterest expense increased $17.3 million due to the bank acquisitions completed on May 31, 2013 and August 1, 2012.
In December 2013, the Company accelerated the vesting of certain restricted stock awards that resulted in a pre‑tax charge of $12.4 million which is included in acquisition, integration and reorganization costs. This action was taken by the Company in order to eliminate an additional $21.0 million of compensation and tax expense related to change in control payments that the Company would have otherwise incurred upon consummation of the CapitalSource Inc. merger. Such eliminated expenses relate to tax gross‑up payments and the value of lost tax deductions, in each case due to the impact of Sections 280G and 4999 of the Internal Revenue Code as they apply to change in control payments that would have become payable to certain PacWest employees in conjunction with the CapitalSource Inc. merger. The restricted stock awards that were vested on an accelerated basis in 2013 would have otherwise vested upon consummation of the CapitalSource Inc. merger, and the $12.2 million after-tax charge to earnings that we recorded in December 2013 would have been incurred at that time.
Acquisition-Related Charges
For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, compliance-related activities, branch locations and other facilities. Based on these plans, we incurred acquisition-related charges which included severance, stock-based compensation, systems integration and facilities-related charges. These charges, along with legal, accounting, investment banking, valuation and other professional fees necessary to effect a business combination, were charged to acquisition, integration and reorganization costs on the consolidated statements of earnings. We incurred and charged to expense $101.0 million, $40.8 million and $4.1 million of such costs in 2014, 2013 and 2012.
The following table presents acquisition, integration and reorganization costs by major category for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Severance and employee-related(1)	$57,868	$21,497	$260
System conversion and integration	1,868	3,829	1,312
Asset writedowns, lease terminations and other facilities-related	6,353	3,212	—
Asset financing segment reorganization	10,073	—	—
Investment banking deal costs	16,117	5,309	1,298
Other (legal, accounting, insurance, consulting)	8,737	6,965	1,219
Total acquisition, integration and reorganization costs	$101,016	$40,812	$4,089
___________________

(1)	Amount includes $26.1 million in 2014 and $12.4 million in 2013 for accelerated vesting of restricted stock.
Income Taxes
The effective tax rates were 40.0%, 39.7% and 39.2% in 2014, 2013 and 2012. The difference in the effective tax rates between the years relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded in each of the years and the non-deductibility and tax treatment of certain acquisition, integration and reorganization costs. The Company operates primarily in the states of California and Maryland and the blended statutory tax rate for federal and states is 41%. For further information on income taxes, see Note 15, Income Taxes, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Fourth Quarter Results
The following table sets forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31,	September 30,
	2014	2014
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$209,696	$202,356
Interest expense	(14,713)	(13,510)
Net interest income	194,983	188,846
Provision for credit losses	(2,063)	(5,050)
FDIC loss sharing expense, net	(4,360)	(7,415)
Other noninterest income	17,063	23,729
Total noninterest income	12,703	16,314
Foreclosed assets expense, net	(1,938)	(4,827)
Acquisition, integration, and reorganization costs	(7,381)	(5,193)
Other noninterest expense	(83,021)	(85,609)
Total noninterest expense	(92,340)	(95,629)
Earnings from continuing operations before income taxes	113,283	104,481
Income tax expense	(42,226)	(42,205)
Net earnings from continuing operations	71,057	62,276
Loss from discontinued operations before income taxes	(105)	(8)
Income tax benefit	47	3
Net loss from discontinued operations	(58)	(5)
Net earnings	$70,999	$62,271

Profitability Measures:
Diluted earnings per share	$0.69	$0.60
Annualized return on:
Average assets	1.77%	1.57%
Average equity	8.05%	7.13%
Average tangible equity(1)	16.00%	14.36%
Net interest margin	5.86%	5.78%
Core net interest margin(3)	5.52%	5.64%
Base efficiency ratio	44.5%	46.6%
Adjusted efficiency ratio(2)	42.3%	43.4%
____________________

(1)	Calculation reduces average equity by average intangible assets.

(2)
Excludes acquisition, integration and reorganization costs; covered foreclosed assets expense; FDIC loss sharing expense; gains and losses sales of loans and leases; securities gains and losses; gain on sales of owned office building; and accelerated discount accretion resulting from payoffs of acquired loans.

(3)	Excludes accelerated discount accretion resulting from payoffs of acquired loans.

Fourth Quarter of 2014 Compared to Third Quarter of 2014
Net earnings were $71.0 million, or $0.69 per diluted share, for the fourth quarter of 2014 compared to $62.3 million, or $0.60 per diluted share, for the third quarter of 2014. The quarter‑over‑quarter increase of $8.7 million in net earnings was due mostly to: (a) the $6.1 million increase in net interest income, (b) the $3.0 million decrease in provision for loan losses, and (c) the $3.3 million decrease in noninterest expense, which included a $2.9 million decrease in foreclosed asset expense, and a $2.6 million decrease in all other expense categories, offset by a $2.2 million increase in acquisition, integration and reorganization costs. These items were offset by the $3.6 million decrease in noninterest income. The adjusted efficiency ratio improved to 42.3% for the fourth quarter compared to 43.4% for the third quarter.

The NIM and loan and lease yield are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans that causes volatility from period to period. The effects of such item on the NIM and loan and lease yield are shown in the following table for the periods indicated:

	Three Months Ended		Three Months Ended
	December 31, 2014		September 30, 2014
		Loan and		Loan and
	NIM	Lease Yield	NIM	Lease Yield
Reported	5.86%	6.76%	5.78%	6.68%
Less: Accelerated accretion of acquisition discounts resulting
from early payoffs of acquired loans	(0.34)%	(0.39)%	(0.14)%	(0.16)%
Core	5.52%	6.37%	5.64%	6.52%
The impact on the NIM from all purchase accounting items is detailed in the table below for the periods indicated:

	Three Months Ended		Three Months Ended
	December 31, 2014		September 30, 2014
		Impact on		Impact on
	Amount	NIM	Amount	NIM
	(Dollars in thousands)
Net interest income/NIM as reported	$194,983	5.86%	$188,846	5.78%
Less:
Accelerated accretion of acquisition discounts
from early acquired loan payoffs	(11,421)	(0.34)%	(4,501)	(0.14)%
Remaining accretion of Non-PCI loan
acquisition discounts	(13,073)	(0.39)%	(15,072)	(0.46)%
Amortization of TruPS discount	1,401	0.04%	1,402	0.04%
Accretion of time deposits premium	(2,469)	(0.07)%	(5,081)	(0.16)%
	(25,562)	(0.76)%	(23,252)	(0.72)%
Net interest income/NIM excluding purchase accounting	$169,421	5.10%	$165,594	5.06%

The following table presents the loan yields and related average balances for our non‑PCI loans and leases, PCI loans, and total loan and lease portfolio for the periods indicated:

	Three Months Ended
	December 31,	September 30,
	2014	2014
	(Dollars in thousands)
Yields:
Non-PCI loans and leases	6.55%	6.41%
PCI loans	14.34%	14.74%
Total loans and leases	6.76%	6.68%

Average Balances:
Non-PCI loans and leases	$11,275,512	$10,922,640
PCI loans	311,061	363,049
Total loans and leases	11,586,573	11,285,689
Net interest income increased by $6.1 million to $195.0 million for the fourth quarter of 2014 compared to $188.8 million for the third quarter of 2014 due to higher interest income from higher average loan and lease balances and higher accelerated discount accretion resulting from early payoffs of acquired loans, which were partially offset by the interest expense of higher average cost on deposits.
Our NIM for the fourth quarter of 2014 was 5.86% compared to 5.78% for the third quarter of 2014. The 8 basis point increase in NIM was driven by the higher accelerated discount accretion resulting from early payoffs of acquired loans.
The yield on loans and leases increased to 6.76% for the fourth quarter of 2014 from 6.68% for the third quarter of 2014. The accelerated discount accretion resulting from early payoffs of acquired loans totaled $11.4 million for the fourth quarter and $4.5 million for the third quarter, an increase of $6.9 million. When accelerated discount accretion is excluded, the core yield on loans and leases was 6.37% for the fourth quarter and 6.52% for the third quarter.
The yield on PCI loans decreased to 14.34% for the fourth quarter of 2014 from 14.74% for the third quarter of 2014. The accelerated discount accretion resulting from early payoffs of PCI loans totaled $1.6 million for the fourth quarter and $1.9 million for the third quarter, a decrease of $0.3 million. When accelerated accretion is excluded, the core PCI loan yield was 12.30% for the fourth quarter compared to 12.70% for the third quarter.
The cost of all funding sources increased in the fourth quarter due to $2.6 million lower premium accretion on time deposits acquired in the CapitalSource Inc. merger. The cost of average funding sources increased 4 basis points to 0.48% for the fourth quarter from 0.44% for the third quarter. This increase includes the all‑in deposit cost which increased 4 basis points to 0.34% for the current quarter compared to the prior quarter. The cost of total interest‑bearing deposits increased 6 basis points to 0.46% and total interest‑bearing liabilities increased 5 basis points to 0.63% for the fourth quarter. The remaining unamortized purchase accounting premium on acquired CapitalSource time deposits premium as of December 31, 2014 was $3.6 million and has a weighted average life of 15 months. The purchase accounting premium accretion on acquired time deposits lowered the all-in deposit cost by 7 basis points in the fourth quarter.
The Company recorded a provision for credit losses of $2.1 million in the fourth quarter of 2014 compared to a provision for credit losses of $5.1 million in the third quarter of 2014 as follows:

	Three Months Ended
	December 31,	September 30,	Increase
	2014	2014	(Decrease)
	(In thousands)
Provision (Negative Provision) for Credit Losses on:
Non‑PCI loans and leases	$2,729	$2,753	$(24)
PCI loans	(666)	2,297	(2,963)
Total provision (negative provision) for credit losses	$2,063	$5,050	$(2,987)

Noninterest income decreased by $3.6 million to $12.7 million for the fourth quarter of 2014 from $16.3 million for the third quarter of 2014. The decrease was due mostly to lower other commissions and fees, lower dividends and gains on equity investments and lower foreign currency translation net gains, offset by lower FDIC loss sharing expense. The decrease in other commissions and fees is due to lower prepayment fees and other loan-related fees. Dividends and gains on equity investments and foreign currency translation net gains tend to fluctuate from period to period based upon dividends received, sales of equity investments and the movement of the U.S. Dollar against various foreign currencies. The FDIC loss sharing expense decreased $3.1 million due mostly to lower amortization of the FDIC loss sharing asset as one of the Bank's loss sharing agreements reached the end of its initial indemnification period during the third quarter.
The following table presents the details of FDIC loss sharing expense, net for the periods indicated:

	Three Months Ended
	December 31,	September 30,	Increase
	2014	2014	(Decrease)
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain (loss) on FDIC loss sharing asset (1)	$(525)	$(1,735)	$1,210
FDIC loss sharing asset amortization, net	(3,795)	(6,074)	2,279
Net reimbursement (to) from FDIC for covered OREOs (2)	63	491	(428)
Other	(103)	(97)	(6)
Total FDIC loss sharing income (expense), net	$(4,360)	$(7,415)	$3,055
_______________________

(1)
Includes increases related to covered loan loss provisions and decreases for: (a) write-offs for covered loans expected to be resolved at amounts higher than their carrying values, and (b) amounts to be reimbursed to the FDIC for covered loans resolved at amounts higher than their carrying values.

(2)	Represents amounts to be reimbursed to the FDIC for gains on covered OREO sales and due from the FDIC for OREO assets write-downs.
Noninterest expense decreased by $3.3 million to $92.3 million for the fourth quarter of 2014 compared to $95.6 million for the third quarter of 2014. The decrease was due mostly to lower foreclosed assets expense of $2.9 million and lower other expense categories of $2.6 million, offset by higher acquisition, integration and reorganization costs of $2.2 million. The decrease in foreclosed assets expense was due mostly to write-downs on existing properties taken in the third quarter of 2014 that did not repeat in the fourth quarter. Other noninterest expense decreased due to lower loan-related expenses related to origination and work-out activities and the prior quarter included an accrual for loan-related litigation. Other professional services decreased due to lower legal and other consulting expenses related to corporate initiatives.
Business Segments
The Company’s reportable segments consist of “Community Banking,” “National Lending,” and “Other.”
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division, or National Lending segment, includes the lending operations gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial). We reorganized our asset-based lending and leasing operations when we established the CapitalSource Division. We combined BFI Business Finance and First Community Financial to form the CapitalSource Business Finance Group, and we sold Celtic Capital Corporation in July 2014.
The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, and cash flow loans and providing real estate investment firms real estate loans secured by various property types. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah.

The Community Banking and National Lending segments include all of the operations of Pacific Western Bank. The Community Banking segment includes the operations of Pacific Western Bank, excluding the CapitalSource Division, and includes lending and deposit gathering activities conducted primarily through its California-based branch offices and the Bank’s treasury management function and corporate overhead. The Other segment consists of holding company operations which result in expenses principally for compensation, facilities, professional services, interest on subordinated debentures, and the non-bank subsidiary operations including interest income from a loan portfolio and related loan servicing expense. For further information, see Note 21, Business Segments, in the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
The following tables present information regarding our business segments as of and for the years indicated:

	December 31, 2014
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,401,129	$8,455,849	$25,454	$11,882,432
Allowance for loan and lease losses	(48,253)	(36,202)	—	(84,455)
Total loans and leases, net	$3,352,876	$8,419,647	$25,454	$11,797,977
Goodwill(1)	$326,078	$1,394,401	$—	$1,720,479
Core deposit and customer relationship intangibles, net	16,306	898	—	17,204
Total assets	6,512,313	9,483,601	238,886	16,234,800
Total deposits(2)	12,030,436	33,179	(308,487)	11,755,128
_______________________________________

(1)	The increase in the goodwill for the Community Banking segment and National Lending segment during 2014 was due primarily to $1.5 billion from the CapitalSource merger.

(2)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	December 31, 2013
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,837,475	$474,877	$—	$4,312,352
Allowance for loan and lease losses	(75,498)	(6,536)	—	(82,034)
Total loans and leases, net	$3,761,977	$468,341	$—	$4,230,318
Goodwill(1)	$183,065	$25,678	$—	$208,743
Core deposit and customer relationship intangibles, net	15,331	1,917	—	17,248
Total assets	6,004,067	519,675	9,621	6,533,363
Total deposits(2)	5,302,822	—	(21,835)	5,280,987
______________________________________

(1)	The Community Banking segment's goodwill increased during 2013 due primarily to $129.1 million from the FCAL acquisition.

(2)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Year Ended December 31, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$279,671	$422,677	$2,427	$704,775
Interest expense	(27,598)	(230)	(14,570)	(42,398)
Intersegment interest income (expense)	15,716	(15,716)	—	—
Net interest income (expense)	267,789	406,731	(12,143)	662,377
Negative provision (provision) for credit losses	21,311	(32,810)	—	(11,499)
Gain on securities	4,841	—	—	4,841
FDIC loss sharing expense	(31,730)	—	—	(31,730)
Other noninterest income	25,168	34,215	9,693	69,076
Total noninterest income	(1,721)	34,215	9,693	42,187
Foreclosed assets (expense) income, net	(5,685)	(302)	586	(5,401)
Intangible asset amortization	(5,745)	(523)	—	(6,268)
Acquisition, integration and reorganization costs	(89,888)	(10,073)	(1,055)	(101,016)
Other noninterest expense	(198,921)	(80,418)	(16,720)	(296,059)
Total noninterest expense	(300,239)	(91,316)	(17,189)	(408,744)
Intersegment noninterest income (expense)	71,897	(71,897)	—	—
Total noninterest expense - adjusted	(228,342)	(163,213)	(17,189)	(408,744)
Earnings from continuing operations before taxes	59,037	244,923	(19,639)	284,321
Income tax (expense) benefit	(27,370)	(97,853)	11,370	(113,853)
Net earnings (loss) from continuing operations	31,667	147,070	(8,269)	170,468
Loss from discontinued operations before taxes	(2,677)	—	—	(2,677)
Income tax benefit	1,114	—	—	1,114
Net loss from discontinued operations	(1,563)	—	—	(1,563)
Net earnings (loss)	$30,104	$147,070	$(8,269)	$168,905

	Year Ended December 31, 2013
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$261,492	$48,422	$—	$309,914
Interest expense	(7,873)	(532)	(3,796)	(12,201)
Intersegment interest income (expense)	1,525	(1,525)	—	—
Net interest income	255,144	46,365	(3,796)	297,713
Negative provision (provision) for credit losses	8,079	(3,869)	—	4,210
Gain on securities	137	—	5,222	5,359
FDIC loss sharing expense	(26,172)	—	—	(26,172)
Other noninterest income	21,395	3,558	104	25,057
Total noninterest income	(4,640)	3,558	5,326	4,244
Foreclosed assets income, net	1,503	—	—	1,503
Intangible asset amortization	(4,748)	(654)	—	(5,402)
Acquisition, integration and reorganization costs	(40,552)	—	(260)	(40,812)
Other noninterest expense	(156,600)	(23,575)	(5,801)	(185,976)
Total noninterest expense	(200,397)	(24,229)	(6,061)	(230,687)
Earnings (loss) from continuing operations before taxes	58,186	21,825	(4,531)	75,480
Income tax (expense) benefit	(24,940)	(9,101)	4,038	(30,003)
Net earnings from continuing operations	33,246	12,724	(493)	45,477
Loss from discontinued operations before taxes	(620)	—	—	(620)
Income tax benefit	258	—	—	258
Net loss from discontinued operations	(362)	—	—	(362)
Net earnings (loss)	$32,884	$12,724	$(493)	$45,115

	Year Ended December 31, 2012
	Community	National		Consolidated
	Banking	Lending	Other	Company
	(In thousands)
Interest income	$251,720	$44,395	$—	$296,115
Interest expense	(15,043)	(884)	(3,721)	(19,648)
Intersegment interest income (expense)	2,055	(2,055)	—	—
Net interest income	238,732	41,456	(3,721)	276,467
Negative provision (provision) for credit losses	14,585	(1,766)	—	12,819
Gain on securities	1,239	—	—	1,239
FDIC loss sharing expense	(10,070)	—	—	(10,070)
Other noninterest income	20,572	4,017	114	24,703
Total noninterest income	11,741	4,017	114	15,872
Foreclosed assets expense, net	(10,931)	—	—	(10,931)
Intangible asset amortization	(5,898)	(428)	—	(6,326)
Acquisition, integration and reorganization costs	(4,089)	—	—	(4,089)
Debt termination expense	(24,195)		1,597	(22,598)
Other noninterest expense	(138,640)	(23,502)	(5,576)	(167,718)
Total noninterest expense	(183,753)	(23,930)	(3,979)	(211,662)
Earnings (loss) before taxes	81,305	19,777	(7,586)	93,496
Income tax (expense) benefit	(31,542)	(8,327)	3,174	(36,695)
Net earnings (loss)	$49,763	$11,450	$(4,412)	$56,801

2014 Compared to 2013
Net earnings for the Community Banking segment decreased $2.8 million for the year ended December 31, 2014 to $30.1 million, compared to earnings of $32.9 million for 2013. The decrease in net earnings was due mainly to the $49.3 million increase in acquisition, integration and reorganization costs. Excluding acquisition, integration and reorganization costs, net earnings before taxes increased $48.1 million due to (a) higher net interest income of $12.6 million, (b) lower provision for credit losses of $13.2 million, and (c) higher allocation of expenses from the Community Banking segment to the National Lending segment of $71.9 million offset by higher noninterest expense of $50.5 million. The 2014 net interest income for the Community Banking segment increased $12.6 million due mostly to a $14.2 million increase in the intersegment interest income allocation from the National Lending segment due to the significant increase in interest-earning assets in the National Lending segment in 2014. Noninterest expense increased due to the growth in the Bank's lending and deposit operations which was mostly a result of the CapitalSource Inc. merger and FCAL acquisition.
Net earnings for the National Lending segment increased $134.3 million for the year ended December 31, 2014 compared to 2013. The increase was primarily the result of the April 2014 CapitalSource Inc. merger, which increased interest-earning assets and net interest income in 2014. The National Lending segment's loans increased $8.0 billion to $8.5 billion at December 31, 2014 from $474.9 million at December 31, 2013.
The net loss for the Other segment increased $7.8 million to $8.3 million for the year ended December 31, 2014 compared to $0.5 million for the year ended December 31, 2013. The increase in the net loss was primarily due to higher interest expense related to the trust preferred securities which were assumed in the CapitalSource Inc. merger of $8.3 million and lower gain on securities of $5.2 million. We recognized a $5.2 million non-taxable acquisition-related securities gain from the conversion of FCAL stock at the date of merger in 2013; there was no similar income in 2014.
2013 Compared to 2012
Net earnings for the Community Banking segment declined $16.9 million to $32.9 million for the year ended December 31, 2013 compared to $49.8 million for the year ended December 31, 2012. The decrease in net earnings was due mainly to higher acquisition, integration and reorganization costs of $36.5 million; higher compensation expense, mostly from acquisitions, of $11.8 million; and higher net credit costs (provision for credit losses, FDIC loss sharing expense, and foreclosed assets expense) of $10.2 million. These items were offset in part by $24.2 million in debt termination expense recognized in 2012 with no similar charge in 2013; and higher net interest income of $16.4 million.
The increase in net interest income for 2013 compared to 2012 was due mainly to an increase in interest‑earning assets and lower interest expense on deposits and borrowings, offset by a lower yield on average interest‑earning assets. The Community Banking segment’s average interest‑earning assets increased $435.3 million due primarily to the May 2013 FCAL acquisition. The yield on average interest‑earning assets was 5.15% for 2013 compared to 5.42% for 2012.
Net earnings for the National Lending segment increased $1.3 million to $12.7 million for the year ended December 31, 2013 compared to $11.4 million for the year ended December 31, 2012. The increase in net earnings was due mostly to an increase in net interest income of $4.9 million; the April 2012 Celtic acquisition contributed $3.2 million to the increase. The National Lending segment’s average interest‑earning assets increased $98.1 million for 2013 as compared to 2012, and the yield on average interest‑earning assets was 10.64% for 2013 compared to 12.43% for 2012. Provision for credit losses increased $2.1 million due primarily to two asset‑based lending relationships that were identified as impaired in 2013. Net earnings were positively impacted by an increase in noninterest income, offset partially by an increase in overhead expenses in 2013 from the Celtic acquisition.
The net loss for the Other segment declined $3.9 million to $493,000 for the year ended December 31, 2013 compared to $4.4 million for the year ended December 31, 2012. This decrease in net loss was primarily the result of the $5.2 million non‑taxable acquisition‑related securities gain recognized in 2013 partially offset by lower debt termination income of $1.6 million that was recognized in 2012.

Financial Condition
Investment Portfolio
Our portfolio consists primarily of U.S. government agency obligations, government‑sponsored enterprise (“GSE”) obligations, obligations of states and political subdivisions (“municipal securities”), and corporate debt securities. The covered private label collateralized mortgage obligations (“CMOs’) were acquired in the FDIC-assisted acquisition of Affinity Bank in August 2009. The loss sharing provisions for these private label CMO's expired in the third quarter of 2014.
The following table presents the composition of our investment portfolio at the dates indicated:

	December 31, 2014
	2014	2013	2012
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass-through securities	$535,672	$707,188	$807,842
Government agency and government-sponsored enterprise collateralized mortgage obligations	277,946	192,873	101,694
Covered private label collateralized mortgage obligations	33,947	37,904	44,684
Other private label collateralized mortgage obligations	10,914	—	—
Municipal securities	536,116	436,658	348,041
Corporate debt securities	110,109	82,707	42,365
Government-sponsored enterprise debt securities	36,757	9,872	—
Other securities	25,716	27,543	10,759
Total securities available-for-sale	$1,567,177	$1,494,745	$1,355,385
Federal Home Loan Bank stock	40,609	27,939	37,126
Total investment securities	$1,607,786	$1,522,684	$1,392,511
The following table presents the detail of our market purchases of securities during the years indicated:

	Year Ended December 31,
Security Type	2014	2013	2012
	(In thousands)
Residential mortgage‑backed securities:
Government agency and government‑sponsored enterprise pass-through securities	$34,171	$199,563	$156,376
Government agency and government‑sponsored enterprise collateralized mortgage obligations	79,745	129,321	61,114
Municipal securities	70,989	122,740	215,603
Corporate debt securities	25,692	54,148	51,264
Government‑sponsored enterprise debt securities	26,129	10,047	—
Collateralized loan obligation securities	—	9,867	—
Other securities	—	24,525	1,503
Total market purchases of securities available‑for‑sale	$236,726	$550,211	$485,860

The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	December 31, 2014
Security Type:	Amortized Cost	Fair Value	Yield(1)	Duration (in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise
pass-through securities	$515,902	$535,672	2.70%	3.7
Government agency and government-sponsored enterprise
collateralized mortgage obligations	275,513	277,946	2.45%	4.7
Private label collateralized mortgage obligations	37,850	44,861	8.42%	2.6
Municipal securities(2)	521,499	536,116	2.76%	5.8
Corporate debt securities	110,074	110,109	3.85%	2.5
Government-sponsored enterprise debt securities	36,232	36,757	2.16%	5.3
Other securities	25,801	25,716	0.87%	3.9
Total securities available-for-sale(2)	$1,522,871	$1,567,177	2.88%	4.5
_______________________________________

(1)	Represents the yield for the month of December 2014.

(2)	The tax equivalent yield was 4.01% and 3.31% for the month of December 2014 for municipal securities and total securities available-for-sale.

The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	December 31, 2014
Municipal Securities by State:	Carrying Value	% of Total
	(Dollars in thousands)

Texas (1)	$111,773	21%
Washington	46,046	9%
Illinois	38,664	7%
New York	34,265	6%
Ohio	32,458	6%
Colorado	27,892	5%
California	22,293	4%
Massachusetts	16,587	3%
Hawaii	15,857	3%
Florida	15,779	3%
Total of 10 largest states	361,614	67%
All other states	174,502	33%
Total municipal securities	$536,116	100%
_____________________________

(1)
Our Texas municipal bond portfolio includes $57.3 million of AAA rated bonds and $54.4 million of AA rated bonds. We evaluated these bonds for exposure to possible ratings downgrade or default due to an overall decline in economic conditions resulting from the decline in oil prices. We determined that the risk of default is negligible; however, we identified $15 million of bonds that could be susceptible to possible ratings downgrade. We intend to sell those bonds in the first quarter of 2015 and, as of this filing, we expect to realize a small gain.

The following table presents a summary of contractual rates and contractual maturities of our securities available‑for‑sale as of the date indicated:

			One Year		Five Years
	One Year		Through		Through		Over
	or Less		Five Years		Ten Years		Ten Years		Total
	Fair		Fair		Fair		Fair		Fair
December 31, 2014	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate
	(Dollars in thousands)
Residential mortgage-
backed securities:
Government agency
and government-
sponsored enterprise
pass-through
securities	$1	8.97%	$10,735	4.07%	$101,878	3.43%	$423,058	3.44%	$535,672	3.45%
Government agency
and government-
sponsored enterprise
collateralized
mortgage obligations	—	—	25,180	4.04%	91,219	3.58%	161,547	2.97%	277,946	3.26%
Covered private label
collateralized
mortgage obligations	—	—	—	—	400	5.37%	33,547	5.60%	33,947	5.60%
Other private label
collateralized
mortgage obligations	—	—	2,902	4.85%	—	—	8,012	4.62%	10,914	4.68%
Municipal securities(1)	1,805	4.25%	1,002	5.50%	26,242	3.96%	507,067	4.15%	536,116	4.15%
Corporate debt securities	—	—	45,400	5.74%	12,169	1.22%	52,540	2.60%	110,109	3.74%
Government-sponsored
enterprise debt securities	—	—	—	—	36,757	2.02%	—	—	36,757	2.02%
Other securities	2,790	—	—	—	—	—	22,926	0.67%	25,716	0.60%
Total securities
available-for-sale(1)	$4,596	1.67%	$85,219	5.00%	$268,665	3.24%	$1,208,697	3.66%	$1,567,177	3.65%
_______________________________________

(1)	Rates on tax exempt securities are not presented on a tax equivalent basis.

Loans and Leases
The following table presents our total gross loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$570,634	5%	$181,735	4%
SBA	380,890	3%	45,166	1%
Other	4,645,478	39%	2,566,340	60%
Total real estate mortgage	5,597,002	47%	2,793,241	65%
Real estate construction:
Residential	96,749	1%	58,898	1%
Commercial	217,297	2%	159,308	4%
Total real estate construction	314,046	3%	218,206	5%
Total real estate	5,911,048	50%	3,011,447	70%
Commercial:
Collateralized	439,567	4%	587,326	13%
Unsecured	131,939	1%	153,881	4%
Asset-based	1,794,907	15%	202,428	5%
Cash flow	2,486,411	21%	—	—%
Equipment finance	969,489	8%	273,483	6%
SBA	47,304	—%	28,641	1%
Total commercial	5,869,617	49%	1,245,759	29%
Consumer	101,767	1%	55,146	1%
Total gross loans and leases(1)(2)	$11,882,432	100%	$4,312,352	100%
_______________________________________

(1)	Includes PCI loans of $290.8 million and $382.8 million at December 31, 2014 and 2013, of which the majority are included in the Real Estate Mortgage - "Other" category in this table.

(2)
At December 31, 2014, we had 50 outstanding loan and lease relationships totaling $295.0 million to borrowers broadly involved in the energy industry. The obligors under these loans and leases either conduct mining, quarrying, oil and gas extraction or provide industrial support services to such types of businesses. The collateral for these loans and leases primarily includes equipment, such as drilling and mining equipment and transportation vehicles, used directly and indirectly in these activities.

The following table presents a roll forward of the loan and lease portfolio by segment for the year indicated:

	Year Ended December 31, 2014
	Community	National
Loan and Lease Roll Forward by Business Segment(1):	Banking	Lending	Total
	(In thousands)
Beginning balance	$3,837,475	$474,877	$4,312,352
Loans and leases originated and purchased	634,660	2,339,650	2,974,310
Existing loans and leases:
Transfers between segments	(69,657)	69,657	—
Principal repayments, net(2)	(969,498)	(1,228,118)	(2,197,616)
Loan and lease sales	(8,324)	(57,671)	(65,995)
Transfers to foreclosed assets	(9,806)	—	(9,806)
Charge-offs	(13,721)	(3,127)	(16,848)
Loans and leases acquired through acquisition	—	6,886,035	6,886,035
Ending balance	$3,401,129	$8,481,303	$11,882,432
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal repayments on existing loans, changes in revolving lines of credit (repayments and draws) and other changes within the loan portfolio.

Real estate mortgage loans and real estate construction loans (which are predominantly commercial real estate loans) together comprised 50% and 70% of our total portfolio at December 31, 2014 and December 31, 2013. The decline in real estate loans as a percentage of total loans in 2014 is attributable to commercial loans and leases acquired in connection with the CapitalSource Inc. merger and net loan originations and repayment activity throughout 2014.
The commercial real estate mortgage loans are diversified among various property types. At December 31, 2014, our largest property type concentration was healthcare property, totaling $1.0 billion or 19% of real estate mortgage loans. Healthcare property types include skilled nursing facilities, hospitals, assisted living facilities, independent living facilities, and owner-occupied medical office facilities. At December 31, 2013, healthcare property loans totaled $189.7 million and comprised 7% of real estate mortgage loans. The increase in healthcare real estate mortgage loans is attributable to loans acquired in the CapitalSource Inc. merger and loans originated by the CapitalSource Division during 2014. Other significant real estate mortgage concentrations were office properties at 14% and 16% of real estate mortgage loans at December 31, 2014 and 2013, and multi-family properties at 14% and 12% of real estate mortgage loans at December 31, 2014 and 2013. See "Item 1. Business - Lending Activities" for an overview of the real estate loan structures and the related credit risk and risk mitigation commentary.
Our real estate portfolio exposes us to risk elements associated with mortgage loans on commercial property. Commercial real estate mortgage loan repayments typically do not rely on the sale of the underlying collateral, but instead rely on the income producing potential of the collateral as the source of repayment. Ultimately, though, due to the loan amortization period generally being greater than the contractual loan term, the borrower may be required to refinance the loan, either with us or another lender, or pay off the loan, by selling the underlying collateral. Our commercial-related real estate loans do not expose us to risks generally associated with residential mortgage loans such as option ARM, interest-only, or subprime mortgage loans.

The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	December 31, 2014		December 31, 2013
Loan Category:	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$480,437	9%	$354,345	13%
Retail	469,340	8%	346,370	12%
Office buildings	776,718	14%	432,204	16%
Owner-occupied	601,729	11%	233,195	8%
Hotel	572,855	10%	181,735	7%
Healthcare	1,030,852	19%	189,737	7%
Mixed use	129,135	2%	68,966	2%
Gas station	11,428	—%	35,224	1%
Self storage	60,262	1%	73,760	3%
Restaurant	17,145	—%	21,510	1%
Land acquisition/development	28,910	1%	4,420	—%
Unimproved land	7,483	—%	12,517	—%
Other	224,875	4%	174,780	6%
Total commercial real estate mortgage	4,411,169	79%	2,128,763	76%
Residential real estate mortgage:
Multi-family	774,710	14%	330,229	12%
Single family owner-occupied	161,652	3%	212,508	8%
Single family nonowner-occupied	173,964	3%	33,741	1%
Mixed use	11,537	—%	10,701	—%
HELOCs	63,970	1%	77,299	3%
Total residential real estate mortgage	1,185,833	21%	664,478	24%
Total gross real estate mortgage loans	$5,597,002	100%	$2,793,241	100%
Commercial loans and leases comprised 49% and 29% of our total portfolio at December 31, 2014 and December 31, 2013. The increase in the total commercial loan and lease portfolio concentration in 2014 is attributable to commercial loans and leases acquired in the CapitalSource Inc. merger and net loan originations and repayment activity throughout 2014.
Our commercial loans and leases are diversified among various product types and industries. At December 31, 2014, our largest commercial loan type concentration was cash flow loans, totaling $2.5 billion or 21% of our total portfolio. Cash flow secured loans are provided to sophisticated buyers, private equity groups, financial investors, strategic companies and sponsors to finance the acquisition or recapitalization of a business. The cash flow loans outstanding at December 31, 2014 are attributable to loans acquired in the CapitalSource Inc. merger and loans originated by the CapitalSource Division during 2014. Other significant commercial concentrations were asset-based loans at 15% and 5% of the total portfolio at December 31, 2014 and 2013, and equipment finance at 8% and 6% of the total portfolio at December 31, 2014 and 2013. Asset-based loans are first liens on or interests in readily quantifiable collateral. This collateral includes, but is not limited to, trade accounts receivable, loans receivable, or inventory. See "Item 1. Business- Lending Activities" for an overview of commercial loan credit risk and risk mitigation commentary.

Loan and Lease Interest Rate Sensitivity
The following table presents contractual maturity information for the indicated Non‑PCI and PCI loans and leases at December 31, 2014:

	Due in One	Due After One to	Due After
	Year or Less	Five Years	Five Years	Total
	(In thousands)
Non-PCI Loans and Leases:
Real estate mortgage	$431,105	$3,165,448	$1,744,007	$5,340,560
Real estate construction	177,725	111,267	18,143	307,135
Commercial	697,232	4,313,444	831,787	5,842,463
Consumer	94,956	3,068	3,459	101,483
Total Non-PCI	1,401,018	7,593,227	2,597,396	11,591,641
PCI Loans	66,570	118,059	106,162	290,791
Total	$1,467,588	$7,711,286	$2,703,558	$11,882,432
At December 31, 2014, we had $1.5 billion of loans and leases due to mature over the next twelve months. For any of these loans, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered troubled debt restructurings ("TDRs") even though the loans performed throughout their terms. The circumstances regarding any modifications and a borrower's specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a TDR has occurred. Higher levels of TDRs may lead to increased classified assets and credit loss provisions.
The following table presents the interest rate profile of Non‑PCI and PCI loans and leases due after one year at December 31, 2014:

	Due After One Year
	Fixed	Variable
	Rate	Rate	Total
	(In thousands)
Non-PCI Loans:
Real estate mortgage	$1,334,269	$3,575,186	$4,909,455
Real estate construction	60,112	69,298	129,410
Commercial	1,193,730	3,951,501	5,145,231
Consumer	5,092	1,435	6,527
Total Non-PCI	2,593,203	7,597,420	10,190,623
PCI Loans	70,466	153,755	224,221
Total	$2,663,669	$7,751,175	$10,414,844
For information regarding our variable rate loans subject to interest rate floors, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Allowance for Credit Losses on Non-PCI Loans and Leases
For a discussion of our policy and methodology on the allowance for credit losses on Non-PCI loans and leases, see "- Critical Accounting Policies - Allowance for Credit Losses on Non-PCI Loans and Leases." For further information on the allowance for credit losses on Non-PCI loans and leases, see Note 7, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

	Year Ended December 31,
Non-PCI Allowance for Credit Losses Data:	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance for loan and lease losses	$70,456	$60,241	$65,899	$85,313	$98,653
Reserve for unfunded loan commitments	6,311	7,575	6,220	8,470	5,675
Total allowance for credit losses	$76,767	$67,816	$72,119	$93,783	$104,328

Allowance for credit losses to loans and leases	0.66%	1.73%	2.35%	3.30%	3.26%
Allowance for credit losses to nonaccrual loans and leases	91.8%	145.0%	172.7%	152.2%	109.2%
Allowance for credit losses to nonperforming assets	60.3%	66.1%	73.5%	65.3%	59.0%
The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the years indicated:

	Year Ended December 31,
Non-PCI Allowance for Credit Losses:	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance for credit losses, beginning of year	$67,816	$72,119	$93,783	$104,328	$124,278
Provision (negative provision) for credit losses:
Addition to (reduction in) allowance for loan and lease losses	11,746	(1,355)	(9,750)	10,505	178,878
Addition to (reduction in) reserve for unfunded loan
commitments	(1,264)	1,355	(2,250)	2,795	114
Total provision (negative provision) for credit losses	10,482	—	(12,000)	13,300	178,992
Loans and leases charged off:
Real estate mortgage	(2,080)	(4,552)	(7,680)	(10,180)	(117,029)
Real estate construction	—	—	(492)	(6,886)	(63,590)
Commercial	(9,463)	(6,409)	(4,608)	(10,072)	(18,854)
Consumer	(332)	(198)	(290)	(1,422)	(3,749)
Total loans and leases charged off(1)	(11,875)	(11,159)	(13,070)	(28,560)	(203,222)
Recoveries on loans charged off:
Real estate mortgage	2,640	2,507	1,598	513	1,222
Real estate construction	156	1,654	49	1,025	708
Commercial	6,265	2,621	1,622	1,783	1,785
Consumer	1,283	74	137	1,394	565
Total recoveries on loans charged off	10,344	6,856	3,406	4,715	4,280
Net charge-offs	(1,531)	(4,303)	(9,664)	(23,845)	(198,942)
Allowance for credit losses, end of year	$76,767	$67,816	$72,119	$93,783	$104,328

Net charge-offs to average loans and leases(2)	0.02%	0.12%	0.33%	0.80%	5.88%
___________________________________

(1)
2010 includes $144.6 million of charge-offs related to the sales of $398.5 million in classified loans. The charge-offs were composed of $85.7 million for real estate mortgage loans, $55.1 million for real estate construction loans, and $3.8 million in commercial loans.

(2)	Net charge-offs, excluding charge-offs on classified loans sold, to average loans and leases was 1.60% for 2010.

The following table presents the Non‑PCI allowance for loan and lease losses by portfolio segment as of the dates indicated:

	Non-PCI Allowance for Loan and Lease Losses by Portfolio Segment
	Real Estate	Real Estate
	Mortgage	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2014
Allowance for loan and lease losses	$25,097	$4,248	$39,858	$1,253	$70,456
% of loans to total loans	47%	3%	49%	1%	100%
December 31, 2013
Allowance for loan and lease losses	$26,078	$4,298	$26,921	$2,944	$60,241
% of loans to total loans	65%	5%	29%	1%	100%
December 31, 2012
Allowance for loan losses	$38,700	$3,221	$22,252	$1,726	$65,899
% of loans to total loans	63%	4%	32%	1%	100%
December 31, 2011
Allowance for loan losses	$50,205	$8,697	$23,643	$2,768	$85,313
% of loans to total loans	70%	4%	25%	1%	100%
December 31, 2010
Allowance for loan losses	$51,657	$8,766	$33,578	$4,652	$98,653
% of loans to total loans	72%	5%	22%	1%	100%
The decline in the allowance from 2013 to 2014 for real estate mortgage loans is largely the result of a more favorable credit outlook and lower loss factors used at December 31, 2014. The increase in the allowance allocated to commercial loans is largely the result of the 2014 loan production, which was centered in this product type.
At December 31, 2014, the portion of the Non‑PCI allowance allocated to individual portfolio segments included an amount for both imprecision and uncertainties to better reflect our view of risk. Nonetheless, the Non‑PCI allowance for loan and lease losses is available to absorb any losses without restriction.
Allowance for Credit Losses on PCI Loans
For a discussion of our policy and methodology on the allowance for credit losses on PCI loans, see "- Critical Accounting Policies - Allowance for Credit Losses on PCI Loans." For further information on the allowance for credit losses on PCI loans, see Note 7, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
The following table presents the changes in our allowance for credit losses on PCI loans for the years indicated:

	Year Ended December 31,
PCI Allowance for Credit Losses:	2014	2013	2012
	(In thousands)
Allowance for credit losses on PCI loans, beginning of year	$21,793	$26,069	$31,275
Provision (negative provision)	1,017	(4,210)	(819)
Net charge-offs	(8,811)	(66)	(4,387)
Allowance for credit losses on PCI loans, end of year	$13,999	$21,793	$26,069

Nonperforming Assets and Performing Restructured Loans
The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases (1)	$83,621	$46,774	$41,762	$61,619	$95,509
Nonaccrual PCI loans (2)	25,264	—	—	—	—
Total nonaccrual loans and leases	108,885	46,774	41,762	61,619	95,509
Foreclosed assets, net	43,721	55,891	56,414	81,918	81,414
Total nonperforming assets	$152,606	$102,665	$98,176	$143,537	$176,923

Performing restructured loans (3)	$35,244	$41,648	$106,288	$116,791	$89,272
Nonaccrual loans and leases to loans and leases (4)	0.91%	1.19%	1.36%	2.17%	2.99%
Nonperforming assets to loans and leases and foreclosed
assets, net (4)	1.28%	2.58%	3.14%	4.91%	5.40%
_______________________________________

(1)
At December 31, 2014, four loans to borrowers involved in the energy industry totaling $6.8 million were on nonaccrual status. This includes two loans totaling $6.3 million disclosed below in the table herein of the 10 largest Non-PCI lending relationships on nonaccrual status.

(2)	Represents legacy CapitalSource borrowing relationships placed on nonaccrual status as of the acquisition date.

(3)	Excludes PCI loans.

(4)	Calculation includes total loans and leases as of December 31, 2014. For prior year-ends, calculation excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases and foreclosed assets and totaled $152.6 million at December 31, 2014 compared to $102.7 million at December 31, 2013. The $49.9 million increase in nonperforming assets was due to a $62.1 million increase in nonaccrual loans and leases, including $49.4 million acquired in the CapitalSource Inc. merger, and a $12.2 million net decrease in foreclosed assets due to sales and write-downs for the year. The ratio of nonperforming assets to loans and leases and foreclosed assets decreased to 1.28% at December 31, 2014 from 2.58% at December 31, 2013.
Nonaccrual Loans and Leases
The $62.1 million increase in nonaccrual loans and leases during 2014 was attributable mainly to $109.9 million in additions, of which $40.8 million were from the CapitalSource Inc. merger, $9.9 million in charge-offs, and $37.9 million in principal payments, returns to accrual status, and other reductions.

The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	December 31, 2014		December 31, 2013		30 - 89 Days Past Due
	Amount	% of Loan Category	Amount	% of Loan Category	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$6,366	1.1%	$6,723	3.7%	$—	$—
SBA	11,141	3.0%	2,602	5.8%	3,339	2,155
Other	20,105	0.5%	18,648	0.8%	4,769	11,270
Total real estate mortgage	37,612	0.7%	27,973	1.2%	8,108	13,425
Real estate construction:
Residential	381	0.4%	389	0.7%	—	—
Commercial	1,178	0.6%	2,830	1.9%	—	—
Total real estate construction	1,559	0.5%	3,219	1.5%	—	—
Commercial:
Collateralized	5,450	1.2%	9,991	1.7%	93	119
Unsecured	639	0.5%	458	0.3%	69	82
Asset-based	4,574	0.3%	1,070	0.5%	—	—
Cash flow	15,964	0.7%	—	—%	—	—
Equipment finance	11,131	1.2%	632	0.2%	2,339	2,273
SBA	3,207	6.8%	3,037	10.6%	26	459
Total commercial	40,965	0.7%	15,188	—%	2,527	2,933
Consumer	3,485	3.4%	394	0.7%	50	3,313
Total Non-PCI loans and leases	$83,621	0.7%	$46,774	1.2%	$10,685	$19,671
The following table lists the ten largest Non-PCI lending relationships on nonaccrual status as of the date indicated:

December 31, 2014 Nonaccrual Amount	Description
(In thousands)
$15,346	Two healthcare cash flow loans secured by enterprise value. Borrower is current on principal and interest payments, but leverage has increased due a decline in performance.
6,366	Two loans, each secured by a hotel in San Diego County. The borrower is paying according to the restructured terms of each loan.
4,436
Asset based loan secured by consumer sales installment contracts. Although operating performance of the borrower has declined, loan payments have remained current and the loan is fully secured by performing receivables.

4,141	Equipment loans secured by equipment used for coal production. Borrower is current on principal and interest payments but operating performance has declined.
3,634	SBA 7(a) loan secured by the commercial real estate of a franchise restaurant in Colorado. Loan is supported by a 75% SBA guaranty on the Bank's balance.
3,484	Two loans secured by various residential and commercial properties located predominantly in San Luis Obispo County.
3,154	Loan secured by an industrial building in Santa Barbara County.
2,621	Two loans that are both unsecured. The borrower is paying according to the restructured terms of each loan.
2,214
Two equipment leases secured by the inventory management system of a specialty retailer. Lease payments were current at December 31, 2014. In 2015, the borrower took action under Florida statutes to liquidate their assets for the benefit of their creditors.

2,142	Equipment leases secured by coal mining equipment. Borrower is current on lease payments.
$47,538	Total

Performing Restructured Loans
Non-PCI performing restructured loans decreased by $6.4 million during 2014 to $35.2 million at December 31, 2014. The change was attributable to the removal of $9.7 million in loans from restructured loan status due to the performance of the loans in accordance with their modified terms, the transfer of performing restructured loans to nonaccrual status of $9.7 million, and payoffs and other reductions of $4.8 million, offset by additions of $17.8 million. At December 31, 2014, we had $20.2 million in real estate mortgage loans, $9.0 million in real estate construction loans, $5.7 million in commercial loans, and $259,000 in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the performing restructured loans were on accrual status prior to the loan modifications and have remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed-rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we have agreed to interest rate reductions and/or interest-only payments for a period of time. In these cases, we do not forgive principal but may consider the extension of maturity date as part of the loan modification in order to assist the borrower. As a result of the current economic environment, we anticipate loan restructurings to continue.
Foreclosed Assets
The following table presents the components of foreclosed assets (primarily OREO) as of the dates indicated:

Property Type:	December 31, 2014	December 31, 2013
	(In thousands)
Commercial real estate	$2,449	$15,753
Construction and land development	24,759	35,063
Multi-family	4,823	835
Single family residence	3,392	186
Total OREO, net	35,423	51,837
Other foreclosed assets	8,298	4,054
Total foreclosed assets	$43,721	$55,891
Foreclosed assets decreased $12.2 million during 2014 as a result of sales of $21.1 million and write-downs of $7.3 million offset by additions of $9.8 million and $6.4 million acquired in the CapitalSource Inc. merger.
PCI Delinquent and Nonaccrual Loans
Loans accounted for as PCI are generally considered accruing and performing loans as the loans accrete their discount to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2014, we had $25.3 million of PCI loans on nonaccrual status and included in the delinquency table below.
The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	December 31, 2014	December 31, 2013
	(In thousands)
Current	$268,263	$326,152
30 to 89 days past due	2,700	4,784
90 days or more past due	19,828	51,860
Total	$290,791	$382,796

Deposits
The following table presents a summary of our average deposits and average rates paid during the years indicated:

	December 31, 2014		December 31, 2013		December 31, 2012
Deposit Category:	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$2,652,076	—	$2,186,697	—	$1,870,088	—
Interest checking deposits	634,435	0.07%	582,408	0.05%	515,767	0.05%
Money market deposits	1,667,322	0.20%	1,400,065	0.18%	1,219,457	0.19%
Savings deposits	618,398	0.28%	194,300	0.03%	159,888	0.03%
Total time deposits	4,363,819	0.50%	753,122	0.67%	889,146	1.20%
Total average deposits	9,936,050	0.28%	5,116,592	0.15%	4,654,346	0.29%
The following table presents the changes in deposit categories during 2014 compared to 2013:

	December 31,
	2014		2013		Increase
		% of		% of	(Decrease)
Deposit Category	Amount	Total	Amount	Total	in Amount
	(Dollars in thousands)
Noninterest-bearing deposits	$2,931,352	25%	$2,318,446	44%	$612,906
Interest checking deposits	732,196	6%	620,622	12%	111,574
Money market deposits	1,709,068	15%	1,458,910	28%	250,158
Savings deposits	762,961	6%	218,638	4%	544,323
Total core deposits	6,135,577	52%	4,616,616	88%	1,518,961
Brokered non-maturity deposits	120,613	1%	—	—%	120,613
Total non-maturity deposits	6,256,190	53%	4,616,616	88%	1,639,574
Time deposits under $100,000	2,467,338	21%	225,360	4%	2,241,978
Time deposits $100,000 and over	3,031,600	26%	439,011	8%	2,592,589
Total time deposits	5,498,938	47%	664,371	12%	4,834,567
Total deposits	$11,755,128	100%	$5,280,987	100%	$6,474,141
Total deposits increased $6.5 billion during 2014 to $11.8 billion at December 31, 2014, including an increase in core deposits of $1.5 billion. The increase in total deposits was due to $6.2 billion of deposits acquired in the CapitalSource Inc. merger in April 2014 including $5.3 billion of time deposits with a weighted average contractual rate of 98 basis points and a weighted average effective rate of 70 basis points. The effective rate was lower than the contractual rate due to the $17.2 million purchase accounting premium on such acquired time deposits. The remaining unamortized purchase accounting premium on acquired CapitalSource Inc. time deposits as of December 31, 2014 was $3.6 million with a weighted average life of 15 months. Organic core deposit growth was $700.3 million in 2014, including $265.0 million generated from CapitalSource Division borrowers. Our deposit base is diversified with no single deposit relationship exceeding 2% of total deposits.
Brokered time deposits totaled $636.7 million and $49.4 million at December 31, 2014 and December 31, 2013. Brokered time deposits under the Certificate of Deposit Account Registry Service Program ("CDARS Program") totaled $44.0 million and $49.4 million at December 31, 2014 and December 31, 2013. The CDARS Program represents deposits that are participated with other FDIC‑insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers’ deposits.

Competition for deposits among banks and financial institutions in our California market area was robust in 2014 and is expected to continue through 2015. Our deposit gathering activities may be negatively impacted by two of our business practices. First, we generally price our deposits lower than our competitors. Second, since a good portion of our deposits are tied to lending relationships, an economic downturn may lead to lower loan production and loss of existing customers. To mitigate these challenges, we actively review our deposit offerings to provide the optimum mix of service, product, and rate, and continually seek new deposits through various programs.
The following table summarizes the maturities of time deposits, together with their weighted average contractual rate and estimated effective rate, as of the date indicated:

	December 31, 2014
Maturity:	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Contractual Rate	Estimated Effective Rate
	(Dollars in thousands)
Due in three months or less	$618,024	$767,160	$1,385,184	0.70%	0.61%
Due in over three months through six months	608,290	700,199	1,308,489	0.70%	0.64%
Due in over six months through twelve months	1,007,390	1,257,397	2,264,787	0.75%	0.71%
Due in over 12 months through 24 months	176,125	248,533	424,658	1.01%	0.88%
Due in over 24 months	57,509	58,311	115,820	0.95%	0.70%
Total	$2,467,338	$3,031,600	$5,498,938	0.75%	0.69%
Borrowings
The Bank has various lines of credit available. These include the ability to borrow funds from time to time on a long‑term, short‑term, or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRBSF”), or other financial institutions. The maximum amount that we could borrow under our credit lines with the FHLB at December 31, 2014 was $2.4 billion, of which $2.0 billion was available on that date. The maximum amount that we could borrow under our secured credit line with the FRBSF at December 31, 2014 was $1.3 billion, all of which was available on that date. The FHLB lines are secured by a blanket lien on certain qualifying loans in our loan portfolio, which are not pledged to the FRBSF. The FRBSF line is secured by certain qualifying loans. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $80.0 million with correspondent banks for purchase of overnight funds, of which there was no balance outstanding at December 31, 2014.
At December 31, 2014, our borrowings included $380.0 million of overnight FHLB advances, $3.4 million in non‑recourse debt related to the payment stream of certain leases sold to third parties, and $433.6 million in subordinated debentures. At December 31, 2013, our borrowings included $106.6 million of overnight FHLB advances, $7.1 million in non‑recourse debt related to the payment stream of certain leases sold to third parties, and $132.6 million in subordinated debentures. Subordinated debentures increased due to $300.9 million of additional debentures assumed in the CapitalSource Inc. merger.
On October 1, 2014, the holding company obtained an unsecured, variable-rate revolving line of credit in the amount of $75 million with an expiration date of September 30, 2015. This borrowing facility provides additional available liquidity to the Company. As of December 31, 2014, there was no balance outstanding.
Capital Resources
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At December 31, 2014, banks and bank holding companies considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6.0%, and a minimum total risk-based capital ratio of 10%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2014, such amount was $156.7 million for the Company and zero for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

In July 2013, the Company’s primary federal regulator, the Board of Governors of the Federal Reserve System ("FRB"), and the Bank’s primary federal regulator, the FDIC, approved final rules, the "New Capital Rules", establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. The New Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Our preliminary analysis indicates both the Company and the Bank will remain "well-capitalized" under the New Capital Rules.
The following table presents regulatory capital requirements and our regulatory capital ratios as of the date indicated:

	December 31, 2014
	Pacific Western Bank	PacWest Bancorp Consolidated	Well Capitalized Requirement
Tier-1 Leverage	11.70%	12.34%	5.00%
Tier-1 Risk-Based Capital	12.46	13.16	6.00
Total Risk-Based Capital	13.16	16.07	10.00
Tangible common equity ratio	11.51	12.20	N/A
    The following table presents regulatory capital requirements and our pro forma regulatory capital ratios calculated under the New Capital Rules as of the date indicated.

	January 1, 2015
	Pacific Western Bank	PacWest Bancorp Consolidated	Well Capitalized Requirement
Tier-1 Leverage	11.50%	11.91%	5.00%
Common Equity Tier-1 ("CET1") Risk-Based Capital	12.05	12.33	6.50
Tier-1 Risk-Based Capital	12.05	12.33	8.00
Total Risk-Based Capital	12.74	15.88	10.00
Subordinated Debentures
The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities. The amount of subordinated debentures totaled $433.6 million at December 31, 2014 and includes $300.4 million of debentures assumed in connection with the CapitalSource Inc. merger. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, net of any related deferred income tax liability. At December 31, 2014, the amount of trust preferred securities included in Tier I capital was $131.0 million. The assumed CapitalSource Inc. trust preferred securities are ineligible for inclusion in Tier 1 capital but are included in Tier 2 capital. The $131.0 million of trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, under the New Capital Rules, as a result of the Company having exceeded $15 billion in consolidated total assets, beginning in 2015, only 25% of the Company’s $131.0 million of trust preferred securities currently outstanding will be included in Tier 1 capital, and in 2016, none of the Company’s trust preferred securities will be included in Tier 1 capital. Further, under the New Capital Rules, trust preferred securities no longer included in the Company’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. If the $131.0 million of trust preferred securities are excluded from regulatory capital, we remain “well capitalized” at December 31, 2014.

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
Liquidity Management
Liquidity
The goals of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. We have an Executive Management ALM Committee, or "Executive ALM Committee," which is comprised of members of senior management and is responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our Executive ALM Committee meets regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.
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
The following tables provide a summary of the Bank’s primary and secondary liquidity levels as of the dates indicated:

	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Primary Liquidity-On-Balance Sheet:
Cash and due from banks	$164,757	$96,424	$89,011
Interest-earning deposits at financial institutions	148,469	50,998	75,393
Investment securities available-for-sale	1,567,177	1,494,745	1,355,385
Less: pledged securities	(308,555)	(208,340)	(157,279)
Total primary liquidity	$1,571,848	$1,433,827	$1,362,510
Ratio of primary liquidity to total deposits	13.4%	27.2%	28.9%

	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Secondary Liquidity-Off-Balance Sheet Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$2,391,157	$1,329,512	$1,024,261
Less: secured letters of credit outstanding	—	—	(1,244)
Less: secured advances outstanding	(380,000)	(106,600)	—
Net secured borrowing capacity with the FHLB	2,011,157	1,222,912	1,023,017
Secured credit line with the FRBSF	1,305,650	563,560	385,691
Total secondary liquidity	$3,316,807	$1,786,472	$1,408,708
During 2014, the Bank’s primary liquidity increased $138.0 million due to a $68.3 million increase in cash and due from banks and a $97.5 million increase in interest-earning deposits at financial institutions offset partially by a $27.8 million decrease in unpledged investment securities available-for-sale. The Bank’s secondary liquidity increased $1.5 billion during 2014 due to a $742.1 million increase in the borrowing capacity on the secured credit line with the FRBSF and a $788.2 million increase in the net borrowing capacity on the secured credit line with the FHLB, both attributable to additional loans pledged as collateral.

At December 31, 2014, $1.8 billion of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by a blanket lien on certain qualifying loans in our loan portfolio which are not pledged to the FRBSF.
In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At December 31, 2014, such deposits totaled $6.1 billion and represented 52% of the Bank's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources.
Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Bank generally. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.
The following table provides a summary of the Bank’s core deposits as of the dates indicated:

	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$2,931,352	$2,318,446	$1,939,212
Interest checking	732,196	620,622	513,389
Money market deposits	1,709,068	1,458,910	1,282,513
Savings deposits	762,961	218,638	153,680
Total core deposits	$6,135,577	$4,616,616	$3,888,794
Our liquidity policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus FHLB borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2014, we were in compliance with all liquidity guidelines established in the liquidity policy.
We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At December 31, 2014, the Bank had $636.7 million of brokered time deposits. Brokered time deposits under the CDARS Program totaled $44.0 million and $49.4 million at December 31, 2014 and December 31, 2013.
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
Dividends paid by state banks, such as the Bank, are regulated by the California Department of Business Oversight (“DBO”) under its general supervisory authority as it relates to a bank’s capital requirements and the FDIC. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the year ended December 31, 2014, PacWest received $137.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DBO and FDIC approval.
At December 31, 2014, the Company had, on a stand-alone basis, $309.2 million in cash, of which the majority is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the Company’s cash flow needs over the next 12 months.
On October 1, 2014, we obtained an unsecured, variable-rate revolving line of credit in the amount of $75 million with an expiration date of September 30, 2015. This borrowing facility provides additional available liquidity to the Company.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	December 31, 2014
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(In thousands)
Time deposits(1)	$4,954,965	$492,945	$46,685	$310	$5,494,905
Overnight FHLB advance	380,000	—	—	—	380,000
Long-term debt obligations(1)	1,609	1,625	168	542,976	546,378
Contractual interest(2)	15,980	6,645	693	21	23,339
Operating lease obligations	26,767	42,987	30,919	43,943	144,616
Other contractual obligations	14,142	3,500	298	757	18,697
Total	$5,393,463	$547,702	$78,763	$588,007	$6,607,935
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are floating rate.

Operating lease obligations, time deposits, and debt obligations are discussed in Note 10, Premises and Equipment, Net, Note 11, Deposits, and Note 12, Borrowings and Subordinated Debentures, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third‑party provider and commitments to contribute capital to investments in low income housing project partnerships and private equity funds.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At December 31, 2014, our loan and lease-related commitments, including standby letters of credit, totaled $2.0 billion. The commitments, which may result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “-Liquidity,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their expected impact, if any, on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We measure our interest rate risk position on at least a quarterly basis using two methods: (i) net interest income simulation analysis; and (ii) market value of equity modeling. The results of these analyses are reviewed by the Executive ALM Committee and the Board Asset Liability Management Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre‑established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
We evaluated the results of our net interest income simulation and market value of equity models prepared as of December 31, 2014, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is asset sensitive. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability sensitive profile would suggest that these amounts would decrease. In general, we view the net interest income model results as more relevant to the Company’s current operating profile and manage our balance sheet giving priority to this information.
Net Interest Income Simulation
We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2014. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using the forward yield curve at December 31, 2014. In order to arrive at the base case, we extend our balance sheet at December 31, 2014 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31, 2014. Based on such repricings, we calculate an estimated net interest income and net interest margin.
The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating‑rate loans, which are assumed to reprice in accordance with their contractual terms. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses a prepayment model to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. The effects of certain balance sheet attributes, such as fixed‑rate loans, floating‑rate loans that have reached their floors, the 4.00% floor we have administered on the Bank's base lending rate (affecting $564 million of floating-rate loans originated by the Community Banking segment tied to this index), and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
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

The following table presents as of December 31, 2014, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points:

				Estimated
	Estimated	Percentage	Estimated	Net Interest
December 31, 2014	Net Interest	Change	Net Interest	Margin Change
Interest Rate Scenario:	Income	From Base	Margin	From Base
	(Dollars in millions)

Up 300 basis points	$820.7	14.3%	5.94%	0.74%
Up 200 basis points	$781.0	8.7%	5.65%	0.45%
Up 100 basis points	$742.2	3.3%	5.37%	0.17%
BASE CASE	$718.2	—	5.20%	—
Down 100 basis points	$719.3	0.2%	5.20%	—%
Down 200 basis points	$718.8	0.1%	5.19%	(0.01)%
Down 300 basis points	$718.8	0.1%	5.19%	(0.01)%
Although $9.1 billion of the $11.9 billion of total loans in the portfolio have variable interest rate terms, only $2.2 billion of those variable-rate loans would immediately reprice at December 31, 2014 under the modeled scenarios. Of the remaining variable-rate loans, $6.2 billion would not immediately reprice because the fully-indexed rates for such loans are below their floor rates. Of these $6.2 billion of loans at their floors, the fully-indexed rates would rise off of the floors and reprice as follows:

December 31, 2014
Rate
Cumulative	Increase
Amount of	Needed to
Loans	Reprice
(Dollars in millions)
$5,395	100 bps
$5,816	200 bps
$5,971	300 bps
Additionally, certain variable-rate hybrid ARM loans do not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to floating-rate, because the initial fixed-rate term would expire, was approximately $123.0 million, $308.4 million, and $45.3 million in the next one, two, and three years, respectively.
In comparing the December 31, 2014 simulation results to December 31, 2013, our profile has become more asset sensitive while our overall estimated net interest income has increased for all scenarios. The increases in asset sensitivity and estimated net interest income were due to the CapitalSource Inc. merger, which resulted in increases in the volume of interest earning assets and in the mix of variable rate loans to total loans.
Market Value of Equity
We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off‑balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest‑sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200, and 300 basis points. The projections are by their nature forward‑looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates.

This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at December 31, 2014.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of December 31, 2014:

December 31, 2014 Interest Rate Scenario:	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in millions)
Up 300 basis points	$3,894.6	$138.8	3.7%	24.0%	111.1%
Up 200 basis points	$3,846.0	$90.2	2.4%	23.7%	109.7%
Up 100 basis points	$3,795.8	$40.0	1.1%	23.4%	108.3%
BASE CASE	$3,755.8	$—	—	23.1%	107.1%
Down 100 basis points	$3,726.5	$(29.3)	(0.8)%	23.0%	106.3%
Down 200 basis points	$3,702.7	$(53.1)	(1.4)%	22.8%	105.6%
Down 300 basis points	$3,698.4	$(57.4)	(1.5)%	22.8%	105.5%
Our market value of equity profile is affected by the assumed floors in the Company’s base lending rate and the significant value placed on the Company’s noninterest‑bearing deposits for purposes of this analysis. Static balances of noninterest‑bearing deposits do not impact the net interest income simulation, while at the same time the value of these deposits increases substantially in the market value of equity model when market rates are assumed to rise.
In comparing the December 31, 2014 simulation results to December 31, 2013, our base case estimated market value of equity has increased while our overall profile has become more asset sensitive. The base case market value of equity increased $2.7 billion compared to December 31, 2013; this increase was due primarily to the increase in shareholders’ equity attributable to the CapitalSource Inc. merger.

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
As of December 31, 2014, PacWest Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10‑K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PacWest Bancorp:
We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. We also have audited PacWest Bancorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PacWest Bancorp’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacWest Bancorp and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PacWest Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Los Angeles, California
February 27, 2015

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands, except par value and share data)
ASSETS
Cash and due from banks	$164,757	$96,424
Interest-earning deposits in financial institutions	148,469	50,998
Total cash and cash equivalents	313,226	147,422
Securities available-for-sale, at fair value	1,567,177	1,494,745
Federal Home Loan Bank stock, at cost	40,609	27,939
Total investment securities	1,607,786	1,522,684
Gross loans and leases	11,904,684	4,313,335
Deferred fees and costs	(22,252)	(983)
Allowance for loan and lease losses	(84,455)	(82,034)
Total loans and leases, net	11,797,977	4,230,318
Equipment leased to others under operating leases	122,506	—
Premises and equipment, net	36,551	32,435
Foreclosed assets, net	43,721	55,891
Goodwill	1,720,479	208,743
Core deposit and customer relationship intangibles, net	17,204	17,248
FDIC loss sharing asset	18,734	45,524
Deferred tax asset, net	284,411	79,636
Other assets	272,205	193,462
Total assets	$16,234,800	$6,533,363

LIABILITIES:
Noninterest-bearing deposits	$2,931,352	$2,318,446
Interest-bearing deposits	8,823,776	2,962,541
Total deposits	11,755,128	5,280,987
Borrowings	383,402	113,726
Subordinated debentures	433,583	132,645
Accrued interest payable and other liabilities	156,262	196,912
Total liabilities	12,728,375	5,724,270
Commitments and contingencies	0	0
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 and 75,000,000 shares authorized at December 31, 2014 and 2013; 104,219,197 and 46,526,124 shares issued, respectively, includes 1,108,505 and 1,216,524 shares of unvested restricted stock, respectively)	1,042	465
Additional paid-in capital	3,807,167	1,286,737
Accumulated deficit	(285,517)	(454,422)
Treasury stock, at cost (1,197,180 and 703,290 shares at December 31, 2014 and 2013)	(42,647)	(20,340)
Accumulated other comprehensive income, net	26,380	(3,347)
Total stockholders' equity	3,506,425	809,093
Total liabilities and stockholders' equity	$16,234,800	$6,533,363

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$657,097	$272,726	$260,230
Investment securities	47,345	36,923	35,657
Deposits in financial institutions	333	265	228
Total interest income	704,775	309,914	296,115
Interest expense:
Deposits	27,332	7,868	13,271
Borrowings	496	537	2,656
Subordinated debentures	14,570	3,796	3,721
Total interest expense	42,398	12,201	19,648
Net interest income	662,377	297,713	276,467
Provision (negative provision) for credit losses	11,499	(4,210)	(12,819)
Net interest income after provision (negative provision) for credit losses	650,878	301,923	289,286
Noninterest income:
Service charges on deposit accounts	11,233	11,765	12,852
Other commissions and fees	18,602	8,416	8,126
Leased equipment income	16,669	—	—
Gain on sale of loans and leases	601	1,791	2,767
Gain on securities	4,841	5,359	1,239
Other-than-temporary-impairment loss on securities	—	—	(1,115)
FDIC loss sharing expense, net	(31,730)	(26,172)	(10,070)
Other income	21,971	3,085	2,073
Total noninterest income	42,187	4,244	15,872
Noninterest expense:
Compensation and benefits	165,499	107,067	94,967
Occupancy	40,606	29,459	28,113
Data processing	14,618	9,494	9,120
Other professional services	11,234	6,754	5,903
Insurance and assessments	10,907	5,596	5,284
Intangible asset amortization	6,268	5,402	6,326
Leased equipment depreciation	9,159	—	—
Foreclosed assets expense (income), net	5,401	(1,503)	10,931
Acquisition, integration and reorganization costs	101,016	40,812	4,089
Debt termination	—	—	22,598
Other expense	44,036	27,606	24,331
Total noninterest expense	408,744	230,687	211,662
Earnings from continuing operations before taxes	284,321	75,480	93,496
Income tax expense	(113,853)	(30,003)	(36,695)
Net earnings from continuing operations	170,468	45,477	56,801
Loss from discontinued operations before taxes	(2,677)	(620)	—
Income tax benefit	1,114	258	—
Net loss from discontinued operations	(1,563)	(362)	—
Net earnings	$168,905	$45,115	$56,801
Basic earnings per share:
Net earnings from continuing operations	$1.94	$1.09	$1.54
Net earnings	$1.92	$1.08	$1.54
Diluted earnings per share:
Net earnings from continuing operations	$1.94	$1.09	$1.54
Net earnings	$1.92	$1.08	$1.54
Dividends declared per share	$1.25	$1.00	$0.79
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net earnings	$168,905	$45,115	$56,801
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available-for-sale	54,918	(57,136)	17,532
Income tax (expense) benefit related to unrealized holding (losses) gains arising during the year	(22,317)	26,190	(7,363)
Unrealized holding gains (losses) on securities available-for-sale, net of tax	32,601	(30,946)	10,169
Reclassification adjustment for gains included in net earnings (1)	(4,841)	(5,359)	(124)
Income tax expense related to reclassification adjustment	1,967	58	52
Reclassification adjustment for gains included in net earnings, net of tax	(2,874)	(5,301)	(72)
Other comprehensive income (loss), net of tax	29,727	(36,247)	10,097
Comprehensive income	$198,632	$8,868	$66,898

(1)
For 2014 and 2013, entire amount recognized in "Gain on securities" on the Consolidated Statements of Earnings. For 2012, amount consists of: (1) $1.2 million recognized in "Gain on securities," offset by (2) $1.1 million recognized in "Other-than-temporary impairment loss on securities" on the Consolidated Statements of Earnings.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2011	37,254,318	$375	$1,084,691	$(556,338)	$(5,328)	$22,803	$546,203
Net earnings	—	—	—	56,801	—	—	56,801
Other comprehensive income - net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	10,097	10,097
Restricted stock awarded and earned stock compensation, net of shares forfeited	230,272	2	5,997	—	—	—	5,999
Restricted stock surrendered	(63,681)	—	—	—	(1,475)	—	(1,475)
Tax effect from vesting of restricted stock	—	—	283	—	—	—	283
Cash dividends paid	—	—	(28,787)	—	—	—	(28,787)
Balance, December 31, 2012	37,420,909	377	1,062,184	(499,537)	(6,803)	32,900	589,121
Net earnings	—	—	—	45,115	—	—	45,115
Other comprehensive loss - net unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(36,247)	(36,247)
Issuance of common stock for acquisition of First California Financial Group, Inc.	8,403,119	84	242,184	—	—	—	242,268
Restricted stock awarded and earned stock compensation, net of shares forfeited	350,446	4	21,242	—	—	—	21,246
Restricted stock surrendered	(351,640)	—	—	—	(13,537)	—	(13,537)
Tax effect from vesting of restricted stock	—	—	2,133	—	—	—	2,133
Cash dividends paid	—	—	(41,006)	—	—	—	(41,006)
Balance, December 31, 2013	45,822,834	465	1,286,737	(454,422)	(20,340)	(3,347)	809,093
Net earnings	—	—	—	168,905	—	—	168,905
Other comprehensive income - net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	29,727	29,727
Issuance of common stock for merger with CapitalSource Inc.	56,601,997	566	2,593,504	—	—	—	2,594,070
Restricted stock awarded and earned stock compensation, net of shares forfeited	1,088,493	11	36,463	—	—	—	36,474
Restricted stock surrendered	(493,890)	—		—	(22,307)	—	(22,307)
Dividend reinvestment	2,583	—	115	—	—	—	115
Tax effect from vesting of restricted stock	—	—	4,625	—	—	—	4,625
Cash dividends paid	—	—	(114,277)	—	—	—	(114,277)
Balance, December 31, 2014	103,022,017	$1,042	$3,807,167	$(285,517)	$(42,647)	$26,380	$3,506,425

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$168,905	$45,115	$56,801
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,153	31,509	25,792
Provision (negative provision) for credit losses	11,499	(4,210)	(12,819)
Gain on sale of foreclosed assets,net	(3,413)	(5,201)	(5,786)
Provision for losses on foreclosed assets	7,307	2,515	14,333
Gain on sale of loans and leases, net	(601)	(1,791)	(2,767)
(Gain) loss on sale of premises and equipment	(1,520)	(21)	155
Gain on branch sale	—	—	(297)
Gain on securities, net	(4,841)	(5,359)	(1,239)
Other-than-temporary-impairment loss on securities	—	—	1,115
Unrealized gain on derivatives and foreign currencies, net	(3,487)	—	—
Earned stock compensation	36,474	21,246	5,999
Write-off of goodwill relating to the asset financing segment reorganization	6,645	—	—
Tax effect included in stockholders' equity of restricted stock vesting	(4,625)	(2,133)	(283)
Decrease (increase) in deferred income taxes, net	92,257	2,198	(3,737)
Decrease in FDIC loss sharing asset	26,790	29,192	37,712
Decrease (increase) in other assets	22,708	(9,403)	18,754
Decrease in accrued interest payable and other liabilities	(61,141)	(53,405)	(15,753)
Net cash provided by operating activities	332,110	50,252	117,980

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	346,047	273,013	(87,098)
Net cash used in branch sale	—	—	(119,756)
Net (increase) decrease in loans and leases	(782,424)	275,740	232,549
Proceeds from sale of loans and leases	66,596	33,824	58,691
Securities available-for-sale:
Proceeds from maturities and paydowns	123,949	306,536	415,854
Proceeds from sales	465,608	22,415	90,745
Purchases	(236,739)	(550,211)	(485,860)
Collection of securities sales proceeds	484,084	—	—
Net redemptions of Federal Home Loan Bank stock	33,390	18,705	10,392
Proceeds from sales of foreclosed assets	24,464	36,490	59,614
Purchases of premises and equipment, net	(2,669)	(3,604)	(4,914)
Proceeds from sales of premises and equipment	3,759	31	704
Net decrease of equipment leased to others under operating leases	30,493	—	—
Net cash provided by investing activities	556,558	412,939	170,921

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	506,533	18,068	271,934
Interest-bearing	(375,185)	(547,081)	(234,608)
Net increase (decrease) in borrowings	269,741	101,250	(228,107)
Restricted stock surrendered	(22,307)	(13,537)	(1,475)
Redemption of subordinated debentures	—	—	(18,558)
Repayment of acquired debt	(992,109)	—	(180,796)
Tax effect included in stockholders' equity of restricted vesting stock	4,625	2,133	283
Cash dividends paid, net	(114,162)	(41,006)	(28,787)
Net cash used in financing activities	(722,864)	(480,173)	(420,114)
Net increase (decrease) in cash and cash equivalents	165,804	(16,982)	(131,213)
Cash and cash equivalents, beginning of year	147,422	164,404	295,617
Cash and cash equivalents, end of year	$313,226	$147,422	$164,404

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,788	$13,275	$21,614
Cash (received) paid for income taxes	(1,198)	27,665	40,772
Loans transferred to foreclosed assets	9,806	15,416	40,207
Common stock issued in acquisitions	2,594,070	242,268	—
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles‑based wholly-owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.” When we say “we,” “our,” or the “Company,” we mean PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the holding company, we are referring to PacWest Bancorp, the parent company, on a stand‑alone basis. As of December 31, 2014, we had total assets of $16.2 billion, gross loans and leases of 11.9 billion, total deposits of $11.8 billion and total stockholders' equity of $3.5 billion.
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including accepting demand, money market, and time deposits and originating loans and leases, including an array of commercial real estate loans and commercial lending products. The Bank has a foundation of locally generated and relationship-based deposits, with 80 full-service branches located primarily in Southern California, extending from San Diego County to California’s Central Coast, and we operate three banking offices in the San Francisco Bay area and four offices in the Central Valley. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties. Our commercial loan products include equipment loans and leases, asset-based loans, loans to finance companies, and loans secured by borrower future cash flows.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans, and cash flow loans and providing real estate investment firms real estate loans secured by various property types. Pacific Western’s leasing operation, Pacific Western Equipment Finance, and its group specializing in asset-based lending, CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial), also became part of the CapitalSource Division. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of Pacific Western Bank that specializes in middle-market lending on a nationwide basis.
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
We have completed 27 acquisitions from May 2000 through December 31, 2014, including the acquisition of CapitalSource Inc. on April 7, 2014. Since 2000, our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 4, Acquisitions, for more information about the CapitalSource Inc. merger, the acquisition of First California Financial Group, Inc. ("FCAL") on May 31, 2013 and our 2012 acquisitions.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As described in Note 4, Acquisitions, below, we completed the merger with CapitalSource Inc. on April 7, 2014, the acquisition of FCAL on May 31, 2013 and three other acquisitions in 2012. The acquired assets and liabilities in each of these acquisitions were measured at their estimated fair values. Management made significant estimates and exercised significant judgment in estimating such fair values and accounting for the acquired assets and assumed liabilities in each of these transactions.
(c) Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. On the balance sheet, the "Foreclosed assets, net" category includes other foreclosed assets which were previously reported within the "Other assets" category. On the statement of earnings, the "Other expense" category includes loan-related legal expenses which were previously reported within the "Other professional services" category. In the loan portfolio segment disclosure, the "Equipment finance" class of the "Commercial" loan portfolio segment includes the "Leases" loan portfolio which was previously reported as a separate loan portfolio segment. These reclassifications did not affect previously reported net income.
(d) Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks, and interest‑earning deposits in financial institutions. Interest‑earning assets in financial institutions represent mostly cash held at the Federal Reserve Bank of San Francisco (“FRBSF”), the majority of which is immediately available.
(e) Investment Securities
We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held‑to‑maturity. Investment securities held‑to‑maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held‑to‑maturity or on a long‑term basis, are classified as available‑for‑sale and carried at estimated fair value, with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of applicable income taxes. Securities available‑for‑sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, and other related factors. Securities are individually evaluated for appropriate classification when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.
The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security using the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. Declines in the fair value of debt securities classified as available-for-sale are reviewed to determine whether the impairment is other-than-temporary. This review considers a number of factors, including the severity of the decline in fair value, current market conditions, historical performance of the security, risk ratings and the length of time the security has been in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, then an other-than-temporary impairment is considered to have occurred. The cost basis of the security is written down to its fair value and the amount of the write‑down is recognized through a charge to earnings.
Investments in Federal Home Loan Bank of San Francisco, or "FHLB," stock are carried at cost and evaluated regularly for impairment. FHLB stock is expected to be redeemed at par and is a required investment based on measurements of the Bank’s assets and/or borrowing levels.
(f) Loans and Leases
Originated loans. Loans are originated by the Company with the intent to hold them for investment and are stated at the principal amount outstanding, net of unearned income. Unearned income includes deferred unamortized nonrefundable loan fees and direct loan origination costs. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Purchased loans. Purchased loans are stated at the principal amount outstanding, net of unearned discounts or unamortized premiums. All loans acquired in our acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated for impairment as of the acquisition date and are accounted for as “acquired non‑impaired” or “purchased credit impaired” loans.
Acquired non‑impaired loans. Acquired non‑impaired loans are those loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Acquired non‑impaired loans, together with originated loans, are referred to as non‑purchased credit impaired (“Non‑PCI”) loans. Purchase discount or premium on acquired non‑impaired loans is recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.
Purchased credit impaired loans. Purchased credit impaired (“PCI”) loans are accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that we would be unable to collect all contractually required payments. We apply PCI loan accounting when we acquire loans deemed to be impaired, and as a general policy election when we acquire a portfolio of loans in a distressed bank acquisition.
For PCI loans, at the time of acquisition we (i) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (ii) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loan portfolios; such amount is subject to change over time based on the performance of such loans. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.
The excess of the undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. PCI loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is uncertain, then cash payments received will be recognized as a reduction of the recorded investment.
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
Covered loans. We refer to loans that are covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) as covered loans. Our covered loans include loans that we acquired in the Los Padres and Affinity acquisitions, and loans that we acquired in the FCAL acquisition where we assumed the loss sharing agreements between First California Bank (“FCB”) and the FDIC related to FCB’s acquisitions of Western Commercial Bank (“Western Commercial”) and San Luis Trust Bank (“San Luis”). We will be reimbursed for a substantial portion of any future losses on such loans under the terms of the FDIC loss sharing agreements. The FDIC loss sharing asset related to covered loans is reported separately in the balance sheet. See “-FDIC Loss Sharing Asset.”
When we refer to non‑covered loans, we are referring to loans not covered by our loss sharing agreements with the FDIC.
We apply PCI loan accounting to the majority of the covered loans as such covered loans were deemed to be impaired on the acquisition date. We apply acquired non‑impaired loan accounting to covered revolving credit agreements; mainly home equity loans and commercial asset‑based lines of credit, where the borrower has revolving privileges.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Leases. We provide equipment financing to our customers through a variety of lease arrangements. The most common arrangement is a direct financing (capital) lease. For direct financing leases, lease receivables are recorded on the balance sheet but the leased property is not, although we generally retain legal title to the leased property until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized over the weighted average life of the lease portfolio. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discount or premium on acquired leases is recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off. Direct financing leases are subject to our allowance for loans and leases.
Operating leases represents a line of business where we purchase equipment which is then leased to our customers. We receive periodic rental income payments, which are recorded as noninterest income, and the equipment remains on our balance sheet and is depreciated in line with our fixed asset accounting policy.
Leases in process. We offer “progress funding” which works similarly to a bridge loan by financing an item to be leased during the construction or build phase. Lessees pay interest on the amount advanced to fund a project at an interest rate implicit in the master lease agreement; such income is deferred until the project funding is complete. The amount of funding advanced during the progress funding period is recorded in other assets. At the end of the progress funding period, we either (i) enter into a lease agreement with the lessee and the deferred income is accreted to interest income using an effective yield method over the life of the lease, or (ii) sell the lease to a third party lender and recognize the deferred income as part of any gain or loss on such sale.
Loans and Leases Held for Sale. As part of our management of the loans and leases held in our portfolio, we will occasionally transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan and lease loss is charged off and the carrying value of the loan is adjusted to the lower of cost or estimated fair value. Gains or losses on the sale of these loans are recorded in noninterest income.
Delinquent or past due loans and leases. Loans and leases are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due.
Nonaccrual loans and leases. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectable. Loans are restored to accrual status when the loans become both well‑secured and are in the process of collection. Leases are designated as nonaccrual leases when the recognition of interest has been discontinued. The recognition of interest on leases is discontinued when a lessee’s payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability. Interest on nonaccrual leases is subsequently recognized only to the extent that cash is received and the lease balance is deemed collectable. Leases are restored to accrual status when the leases become both well secured and are in the process of collection.
Impaired loans and leases. A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. Impaired loans and leases include loans and leases on nonaccrual status and performing restructured loans. Income from impaired loans is recognized on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectable. We measure impairment of a loan by using the estimated fair value of the collateral, less estimated costs to sell, including senior obligations such as delinquent property taxes, if the loan is collateral‑dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral‑dependent. The impairment amount on a collateral‑dependent loan is charged‑off to the allowance and the impairment amount on a loan that is not collateral‑dependent is set up as a specific reserve. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease’s effective interest rate.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Troubled debt restructurings. A loan is classified as a troubled debt restructuring when we grant a concession to a borrower experiencing financial difficulties. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. All loan modifications are evaluated on an individual basis to determine whether such modifications meet the criteria to be classified as a troubled debt restructuring under ASC Subtopic 310‑40, “Troubled Debt Restructurings by Creditors.” Loans restructured at a rate equal to or greater than that of a new loan with comparable market risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms.
A loan that has been placed on nonaccrual status that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or mitigating circumstances. A loan that has not been placed on nonaccrual status may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves a reduction in the loan interest rate and/or a change to interest‑only payments for a period of time. The restructured loan is considered impaired despite the accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s original effective interest rate.
(g) Allowances for Credit Losses
Allowance for credit losses on Non‑PCI loans and leases. The allowance for credit losses on non-purchased credit impaired ("Non-PCI") loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities." The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. Refer to "—Allowance for Credit Losses on Purchased Credit Impaired Loans" for the policy on purchased credit impaired loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that arise after the acquisition date.
The allowance for loan and lease losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon our continual review of the credit quality of the loan and lease portfolio, which includes loan and lease payment trends, borrowers' compliance with loan agreements, borrowers' current and budgeted financial performance, collateral valuation trends, and current economic factors and external conditions that may affect our borrowers' ability to pay. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.
The allowance for loan and lease losses contains a general reserve component for loans and leases not considered impaired and a specific reserve component for loans and leases determined to be impaired.
A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We assess our loans for impairment on an on-going basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure impairment of a loan based upon the fair value of the loan’s collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateral-dependent. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. To the extent a loan or lease exceeds the estimated collectable value, a specific reserve or charge-off is recorded depending upon the certainty of the estimate of loss. Smaller balance loans (under $250,000), with a few exceptions for certain loan types, are generally not individually assessed for impairment but are evaluated collectively.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The methodology we use to estimate the general reserve component of our allowance for credit losses considers both objective and subjective criteria. The objective criteria uses our actual historical loan and lease charge-off experience on pools of similar loans and leases to establish loss factors that are applied to our current loan and lease balances to estimate inherent credit losses. The estimation of the allowance for credit losses at December 31, 2014 considered actual historical loan and lease charge-off experience over a five-year period starting with the fourth quarter of 2009. The five-year period is inclusive of the average timeframe over which charge-offs typically occur following loan or lease origination. The estimation of the allowance for credit losses at December 31, 2013 considered actual historical loan and lease charge-off experience over a four-year period starting with the fourth quarter of 2009. The increase in the historical look-back period from four years at December 31, 2013 to five years at December 31, 2014 allows the fourth quarter of 2009 and all of 2010 loan and lease charge-off experience to continue to be considered in the estimation of the allowance for credit losses. When estimating the general reserve component for the various pools of similar loan types, the loss factors applied to the loan pools consider the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings. We recognize that the determination of the allowance for loan and lease losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the ratings assigned to loans on an on-going basis.
The subjective criteria considered when establishing the loss factors include the following:

•	current economic trends and forecasts;

•	current commercial real estate values, performance trends, and overall outlook in the markets where we lend;

•	legal and regulatory matters that could impact our borrowers’ ability to repay our loans;

•	our loan portfolio composition and any loan concentrations;

•	our current lending policies and the effects of any new policies or policy amendments;

•	our new loan origination volume and the nature of it;

•	our loan portfolio credit performance trends; and

•	the results of our on-going independent credit review.
The reserve for unfunded commitments is estimated using the same loss factors as used for the allowance for loan and lease losses and is computed based only on the expected usage of the unfunded commitments.
The credit risk ratings assigned to every loan and lease are either “pass,” “special mention,” “substandard” or “doubtful” and defined as follows:

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

In addition, we may refer to the loans and leases classified as "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 7, Loans and Leases.
Management believes that the allowance for credit losses is appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio and that the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions that adversely affect our borrowers, our classified and impaired loans and leases may increase. Higher levels of classified and impaired loans and leases generally result in increased provisions for credit losses and an increased allowances for credit losses. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the established allowance will be sufficient to absorb related losses in the future.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
(h) FDIC Loss Sharing Asset
The FDIC loss sharing asset relates to assets covered by the loss sharing agreements between the Bank and the FDIC arising from the acquisitions of Affinity Bank and Los Padres Bank and, through the FCAL acquisition, the assumption of the loss sharing agreements between First California Bank and the FDIC arising from FCB’s acquisition of Western Commercial and San Luis. The FDIC loss sharing assets related to Western Commercial and San Luis were measured at their fair value as of May 31, 2013 in conjunction with the FCAL acquisition. The FDIC loss sharing assets related to Los Padres and Affinity were measured at their estimated fair value at their respective acquisition dates.
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
Both the Western Commercial and San Luis loss sharing agreements contain true‑up provisions, under which we will owe the FDIC amounts at the end of the loss sharing agreements based on the performance of the covered assets. The true‑up liability is included in other liabilities in the accompanying consolidated balance sheets.
Under the terms of the Affinity loss sharing agreement, the FDIC will (a) absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and (b) absorb 95% of losses and receive 95% of loss recoveries on losses exceeding $234 million. The Affinity loss sharing provisions expired in the third quarter of 2014 for non single-family assets and will expire in the third quarter of 2019 for single family covered assets, while the related loss recovery provisions expire in the third quarters of 2017 and 2019, respectively.
Under the terms of the Los Padres loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets. The Los Padres loss sharing provisions expire in the third quarters of 2015 and 2020 for non‑single family and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2018 and 2020, respectively.
Under the terms of the Western Commercial loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets; all of which were deemed to be non‑single family. The Western Commercial loss sharing provision expires in the fourth quarter of 2015, while the related loss recovery provision expires in the fourth quarter of 2018.
Under the terms of the San Luis loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets. The San Luis loss sharing provisions expire in the first quarters of 2016 and 2021 for non‑single family and single family covered assets, respectively, while the related loss recovery provisions expire in the first quarters of 2019 and 2021, respectively.
(i) Land, Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is charged to noninterest expense using the straight‑line method over the estimated useful lives of the assets. The estimated useful lives of furniture, fixtures and equipment range from 3 to 7 years and for buildings up to 35 years. Leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(j) Foreclosed Assets
Non‑covered Foreclosed Assets. Foreclosed assets includes other real estate owned, or OREO, and repossessed non-real estate assets. Foreclosed assets are initially recorded at the estimated fair value of the property, based on current independent appraisals obtained at the time of acquisition, less estimated costs to sell, including senior obligations such as delinquent property taxes. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition less estimated costs to sell is charged to the allowance for loan losses. Any subsequent write‑downs are charged to noninterest expense and recognized through a foreclosed assets valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the foreclosed assets valuation allowance, but not below zero, and are credited to noninterest expense. Gains and losses on the sale of foreclosed assets and operating expenses of such assets are also included in noninterest expense.
Covered OREO. Covered OREO are initially recorded at its estimated fair value on the acquisition date based on independent appraisals less estimated selling costs. Any subsequent write‑downs due to declines in fair value are charged to noninterest expense, and any recoveries of previous write-downs are credited to noninterest expense, without regard to the FDIC indemnification. The portion of the loss reimbursement or recovery due from or to the FDIC is recognized as FDIC loss sharing income or expense.
(k) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. Any interest or penalties assessed by the taxing authorities is classified in the financial statements as income tax expense. Deferred tax assets and liabilities, net of valuation allowances, are grouped together and reported net on the consolidated balance sheets.
On a quarterly basis, the Company evaluates its deferred tax assets to assess whether they are expected to be realized in the future. This determination is based on currently available facts and circumstances, including our current and projected future tax positions, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. To the extent our deferred tax assets are no longer considered more likely than not to be realized, we could be required to record a valuation allowance on our deferred tax assets by charging earnings. The Company also evaluates existing valuation allowances periodically to determine if sufficient evidence exists to support an increase or reduction in the allowance.
(l) Goodwill and Other Intangible Assets
Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to noninterest expense in the consolidated statement of earnings.
Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values and reviewed for impairment at least quarterly. Core deposit intangible assets, which we refer to as CDI, and customer relationship intangible assets, which we refer to as CRI, are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI assets are amortized to expense over their useful lives, which we have estimated to range from 7 to 10 years. CRI assets are amortized to expense over their useful lives, which we have estimated to range from 4 to 5 years. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired. Both CDI and CRI are reviewed for impairment quarterly or earlier if events or changes in circumstances indicate that their carrying values may not be recoverable. If the recoverable amount of either CDI or CRI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset’s fair value at that time. If the fair value is below the carrying value, then the intangible asset is reduced to such fair value; an impairment loss for such amount would be recognized as a charge to noninterest expense in the consolidated statement of earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(m) Stock‑Based Compensation
Compensation expense related to awards of time-based restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. The vesting of performance‑based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. Amortization of unvested performance‑based restricted stock is suspended when it becomes less than probable that the performance targets will be met. Amortization of unvested performance‑based restricted stock is discontinued and previous amortization amounts are credited to earnings when it becomes improbable that performance targets will be met. When and if it becomes probable in the future that the performance target will be met a catch up adjustment is made and amortization resumes.
Unvested restricted stock participates with common stock in any dividends declared and paid. Dividends paid on unvested restricted stock awards expected to vest and the related tax benefits are included as a net reduction to stockholders’ equity. Dividends paid on unvested restricted stock not expected to vest are charged to compensation expense.
(n) Business Segments
We present financial and descriptive information about our reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items and segment assets. We designate components of our business as reportable operating segments if the component a) engages in business activities from which it may earn revenues and incur expenses, b) has operating results that are regularly reviewed by executive management to make business decisions about resources to be allocated to the segment and assess its performance and c) has available discrete financial information. We currently operate as three reportable segments. The Company’s reportable segments consist of “Community Banking," “National Lending,” and “Other.”
(o) Derivative Instruments
Our derivative contracts primarily manage the foreign currency risk associated with certain assets. As of December 31, 2014, all of our derivatives were held for risk management purposes, and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These forward exchange contracts provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received from foreign currency-denominated loan transactions as the result of changes to exchange rates. Our derivatives are recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in other income. At December 31, 2014, our derivative contracts had a notional value of $67.8 million.
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures.
(p) Investments That Do Not Have Readily Determinable Fair Values
Investments in common or preferred stock that are not publicly traded and/or do not have a readily determinable fair value are accounted for pursuant to the equity method of accounting if we have the ability to significantly influence the operating and financial policies of an investee. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or similarly structured entity. Our investment carrying values are included in other assets and our share of earnings and losses in equity method investees is included in other income. If we do not have significant influence over the investee, the cost method is used to account for the equity interest.
For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plans, and financial statements of the investee in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline in value include, but are not limited to, recurring operating losses and credit defaults. We compare the estimated fair value of each investment to its carrying value quarterly. For any of our investments in which the estimated fair value is less than its carrying value, we consider whether the impairment of that investment is other-than-temporary. If we determine that an investment has sustained an other-than-temporary decline in its value, the equity interest is written down to its estimated fair value through other income and a new carrying value for the investment is established.
Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in other income.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(q) Comprehensive Income
Comprehensive income consists of net earnings and net unrealized gains (losses) on securities available‑for‑sale, net, and is presented in the consolidated statements of comprehensive income.
(r) Earnings Per Share
In accordance with ASC Topic 260, “Earnings Per Share,” all outstanding unvested share‑based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two‑class method of determining basic and diluted earnings per share. All of our unvested restricted stock participates with our common stockholders in dividends. Accordingly, earnings allocated to unvested restricted stock are deducted from net earnings to determine that amount of earnings available to common stockholders. In the two‑class method, the amount of our earnings available to common stockholders is divided by the weighted average shares outstanding, excluding any unvested restricted stock, for both the basic and diluted earnings per share.
(s) Business Combinations
Business combinations completed after January 1, 2009, are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition‑related costs, including conversion and restructuring charges, are expensed as incurred.
(t) Recently Issued Accounting Standards
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014‑01 allows investors in low‑income housing tax credit (“LIHTC”) entities that meet certain conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including tax credits and other tax benefits, as they are realized on the tax return. ASU 2014‑01 is effective for us on January 1, 2015 and is to be applied retrospectively if investors elect the proportional amortization method. However, if investors have LIHTC investments accounted for under the effective yield method at adoption, they may continue to apply that method for those existing investments. The adoption of this standard permits expenses currently reported in noninterest expense to be reported in income tax expense. Early adoption was permitted. We adopted this standard effective January 1, 2015, elected the proportional amortization method, and it is not expected to have a material impact on our financial statements; however, total noninterest expense and income tax expense will change.
In January 2014, the FASB issued ASU 2014‑04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310‑40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” ASU 2014‑04 clarifies when a creditor should reclassify mortgage loans collateralized by residential real estate from loans receivable to other real estate owned. ASU 2014‑04 defines when an in‑substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate collateralizing a mortgage loan. ASU 2014‑04 was effective for us on January 1, 2015 and can be applied either prospectively or using a modified retrospective transition method, and early adoption was permitted. The adoption of this standard in January 2015 will not have a material impact on our financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In August 2014, the FASB issued ASU 2014-14, "Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure." This ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for public business entities for reporting periods, including interim periods, beginning after December 15, 2014. The Company does not expect the effect of ASU 2014-14 to have a material impact on its financial statements and related disclosures.
NOTE 2.  DISCONTINUED OPERATIONS
Discontinued operations include the income and expense related to Electronic Payment Services ("EPS"), a discontinued division of the Bank acquired in connection with the FCAL acquisition. For the year ended December 31, 2014, the EPS division recorded no revenues and a pre-tax loss of $2.7 million. For the period from acquisition date to December 31, 2013, revenues and pre‑tax loss for the EPS division were $2.6 million and $620,000. Liabilities of the EPS division, which were $21.3 million and $123.0 million at December 31, 2014 and 2013, consist primarily of noninterest‑bearing deposits and are included in the consolidated balance sheets under the caption “Accrued interest payable and other liabilities.” For segment reporting purposes, the EPS division is included in our Community Banking segment.
NOTE 3. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the years ended December 31, 2014 and 2013 were $10.0 million and $13.1 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4.  ACQUISITIONS
The following assets acquired and liabilities assumed of the acquired entities are presented at estimated fair value as of their respective acquisition dates:

	Acquisition and Date Acquired
	CapitalSource Inc.	First California Financial Group	American Perspective Bank	Celtic Capital Corporation	Pacific Western Equipment Finance
	April 7, 2014	May 31, 2013	August 1, 2012	April 3, 2012	January 3, 2012
	(In thousands)
Assets Acquired:
Cash and due from banks	$768,553	$6,124	$3,370	$3,435	$7,092
Interest‑earning deposits in financial institutions	60,612	266,889	10,081	—	—
Investment securities available‑for‑sale	382,797	4,444	48,887	—	—
FHLB stock	46,060	9,518	1,412	—	—
Loans and leases	6,877,427	1,049,613	197,279	54,963	140,959
Equipment leased to others under operating leases	160,015	—	—	—	—
Premises and equipment	12,663	15,322	—	—	—
Foreclosed assets	6,382	13,772	1,561	—	—
FDIC loss sharing asset	—	17,241	—	—	—
Income tax assets	312,757	33,360	2,194	19	—
Goodwill	1,518,381	129,070	15,047	6,645	19,033
Core deposit and customer relationship intangibles	6,720	7,927	1,924	1,300	1,700
Leases in process	—	—	—	—	19,162
Other assets(1)	582,985	27,576	2,040	720	1,887
Total assets acquired	$10,735,352	$1,580,856	$283,795	$67,082	$189,833
Liabilities Assumed:
Noninterest‑bearing deposits	$4,631	$361,166	$40,673	$—	$—
Interest‑bearing deposits	6,236,419	739,713	178,891	—	—
Other borrowings	992,109	—	5,315	46,804	15,839
Borrowings from parent	—	—	—	—	128,677
Subordinated debentures	300,918	24,061	—	—	—
Discontinued operations	—	184,619	—	—	—
Accrued interest payable and other liabilities	124,087	19,729	840	2,278	10,317
Total liabilities assumed	$7,658,164	$1,329,288	$225,719	$49,082	$154,833
Total consideration paid	$3,077,188	$251,568	$58,076	$18,000	$35,000

Summary of consideration:
Cash paid	$483,118	$—	$58,076	$18,000	$35,000
PacWest common stock issued	2,594,070	242,268	—	—	—
Cancellation of FCAL common stock owned by PacWest (at acquisition date fair value)	—	9,300	—	—	—
Total	$3,077,188	$251,568	$58,076	$18,000	$35,000
___________________

(1)	The CapitalSouce, Inc. amount includes a $484 million receivable for securities sales proceeds.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

CapitalSource Inc. Merger
We acquired CapitalSource Inc. on April 7, 2014. As part of the merger, CapitalSource Bank (“CSB”), a wholly-owned subsidiary of CapitalSource Inc., merged with and into Pacific Western Bank. We completed the merger in order to increase our loan and lease generation capabilities and to diversify our loan portfolio.
Upon closing, we created the CapitalSource Division of the Bank. The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, and cash flow loans and providing real estate investment firms real estate loans secured by various property types. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of the Bank that provides on a nationwide basis senior secured real estate loans, equipment loans and leases, asset-based loans, loans to finance companies, and cash flow loans secured by the enterprise value of the borrowing entity.
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
CSB was a commercial lender which operated under a California Industrial Loan Bank charter headquartered in Los Angeles, California. CSB provided financial products to small to middle-market businesses nationwide and also provided certain depository products and services excluding demand deposit accounts to consumers in Southern and Central California. CSB’s loan origination efforts were conducted nationwide, and continue as part of the CapitalSource Division, with offices located in Chevy Chase, Maryland; Los Angeles, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; and New York, New York.
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
The CapitalSource Inc. merger has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the merger date. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The application of the acquisition method of accounting resulted in goodwill of $1.5 billion. All of the recognized goodwill is expected to be non‑deductible for tax purposes. The fair values of the acquired tax assets are still subject to change.
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
In general, an “ownership change” would occur if PacWest’s “5‑percent shareholders,” as defined under Section 382 of the Code, collectively increase their ownership in PacWest, in relation to their respective historical low points, by more than 50 percentage points over a rolling three‑year period. Institutional holders that file as “investment advisers” for SEC purposes, such as mutual fund companies that hold PacWest common stock on behalf of several individual mutual funds where no single fund owns five percent or more of PacWest’s common stock, generally are not treated as “5‑percent shareholders” for purposes of Section 382 of the Code.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

First California Financial Group Acquisition
On May 31, 2013, we acquired First California Financial Group, Inc. As part of this acquisition, First California Bank ("FCB"), a wholly-owned subsidiary of FCAL, merged with and into Pacific Western. The FCAL acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the May 31, 2013 acquisition date. The application of the acquisition method of accounting resulted in goodwill of $129.1 million. All of the recognized goodwill is expected to be non‑deductible for tax purposes.
FCB was a full‑service commercial bank headquartered in Westlake Village, California. FCB provided a full range of banking services, including revolving lines of credit, term loans, commercial real estate loans, construction loans, consumer loans and home equity loans to individuals, professionals, and small to mid‑sized businesses. FCB operated 15 branches throughout Southern California in the Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, and San Luis Obispo Counties. We completed the conversion and integration of the FCB branches to Pacific Western’s operating platform in June 2013 and as a result, we added seven locations to our branch network. We made this acquisition to expand our presence in Southern California.
American Perspective Bank Acquisition
On August 1, 2012, Pacific Western completed the acquisition of American Perspective Bank, or APB, previously headquartered in San Luis Obispo, California. Pacific Western acquired all of the outstanding common stock of APB for $58.1 million in cash and APB was merged with and into Pacific Western; we refer to this transaction as the APB acquisition. APB operated two branches located in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles, California, which has since been converted to a full‑service branch. The APB acquisition strengthened our presence in the Central Coast region.
Celtic Capital Corporation Acquisition
On April 3, 2012, Pacific Western completed the acquisition of Celtic Capital Corporation, or Celtic, an asset‑based lending company based in Santa Monica, California. Pacific Western acquired all of the capital stock of Celtic for $18.0 million in cash and Celtic became a wholly‑owned subsidiary of Pacific Western; we refer to this transaction as the Celtic acquisition. Celtic focuses on providing asset‑based loans to borrowers across the United States for amounts generally up to $5.0 million The Celtic acquisition diversified our lending portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets. In July 2014, we sold Celtic to an unaffiliated third party. As a result of the sale, we wrote-off goodwill of $6.6 million and the remaining CRI balance of $0.5 million.
Pacific Western Equipment Finance Acquisition
On January 3, 2012, Pacific Western completed the acquisition of Pacific Western Equipment Finance (formerly known as Marquette Equipment Finance, and which we refer to as EQF), an equipment leasing company based in Midvale, Utah. Pacific Western acquired all of the capital stock of EQF for $35.0 million in cash and EQF became a division of Pacific Western; we refer to this transaction as the EQF acquisition. The EQF acquisition diversified our loan portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets.
Acquisition-Related Charges
For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, compliance-related activities, branch locations and other facilities. Based on these plans, we incurred acquisition-related charges which included severance, stock-based compensation, systems integration and facilities-related charges. These charges, along with legal, accounting, investment banking, valuation and other professional fees necessary to effect a business combination, were charged to acquisition, integration and reorganization costs on the consolidated statements of earnings. We incurred and charged to expense $101.0 million, $40.8 million and $4.1 million of such costs in 2014, 2013 and 2012.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents acquisition, integration and reorganization costs by major category for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Severance and employee-related(1)	$57,868	$21,497	$260
System conversion and integration	1,868	3,829	1,312
Asset writedowns, lease terminations and other facilities-related	6,353	3,212	—
Asset financing segment reorganization	10,073	—	—
Investment banking deal costs	16,117	5,309	1,298
Other (legal, accounting, insurance, consulting)	8,737	6,965	1,219
Total acquisition, integration and reorganization costs	$101,016	$40,812	$4,089
__________________

(1)	Amount includes $26.1 million in 2014 and $12.4 million in 2013 for accelerated vesting of restricted stock.
Unaudited Pro Forma Results of Operations
The following table presents our unaudited pro forma results of operations for the years presented as if the CapitalSource Inc. and FCAL acquisitions had been completed on January 1, 2013. The unaudited pro forma results of operations include the historical accounts of the Company, CapitalSource Inc. and FCAL and pro forma adjustments, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the CapitalSource Inc. and FCAL acquisitions been completed at the beginning of 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Year Ended December 31,
	2014	2013
	(Dollars in thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$797,296	$833,373
Pro forma net earnings from continuing operations	$252,258	$251,347
Pro forma net earnings from continuing operations per share:
Basic	$2.45	$2.46
Diluted	$2.45	$2.46
Revenues and pre-tax net earnings from operations related to CapitalSource Inc. from the April 7, 2014 merger date through December 31, 2014, and included in the consolidated statement of earnings, were $400.6 million and $184.6 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2011	$39,141
Addition from the EQF acquisition	19,033
Addition from the Celtic acquisition	6,645
Addition from the APB acquisition	15,047
Balance, December 31, 2012	79,866
Adjustment to APB goodwill	(193)
Addition from the FCAL acquisition	129,070
Balance, December 31, 2013	208,743
Addition from the CapitalSource Inc. merger	1,518,381
Write-off due to the asset financing segment reorganization	(6,645)
Balance, December 31, 2014	$1,720,479
In the second quarter of 2014, we wrote-off $6.6 million of goodwill and $0.5 million of CRI related to the reorganization of the legacy PacWest asset financing segment, which included the sale of Celtic Capital Corporation. These amounts are included in "Acquisition, integration and reorganization costs" in the consolidated statements of earnings.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of year	$48,963	$45,412	$67,100
Additions due to acquisitions	6,720	7,927	4,924
Fully amortized portion	(1,293)	(4,376)	(20,746)
Write-off due to the asset financing segment reorganization	(1,300)	—	—
Removal due to branch sale	—	—	(5,866)
Balance, end of year	53,090	48,963	45,412
Accumulated Amortization:
Balance, beginning of year	(31,715)	(30,689)	(49,685)
Additions	(6,268)	(5,402)	(6,326)
Fully amortized portion	1,293	4,376	20,746
Write-off due to the asset financing segment reorganization	804	—	—
Removal due to branch sale	—	—	4,576
Balance, end of period	(35,886)	(31,715)	(30,689)
Net CDI and CRI, end of year	$17,204	$17,248	$14,723
The weighted average amortization period remaining for all of our CDI and CRI is 4.6 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $6.0 million for 2015, $4.1 million for 2016, $2.3 million for 2017, $2.0 million for 2018 and $1.7 million for 2019.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6.  INVESTMENTS
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and carrying values of securities available-for-sale as of the dates indicated:

	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and
government-sponsored enterprise
pass-through securities	$515,902	$20,142	$(372)	$535,672	$691,944	$18,012	$(2,768)	$707,188
Government agency and
government-sponsored enterprise
collateralized mortgage obligations	275,513	3,513	(1,080)	277,946	197,069	388	(4,584)	192,873
Covered private label collateralized
mortgage obligations	26,889	7,153	(95)	33,947	30,502	7,552	(150)	37,904
Other private label collateralized
mortgage obligations	10,961	46	(93)	10,914	—	—	—	—
Municipal securities	521,499	15,899	(1,282)	536,116	459,182	1,749	(24,273)	436,658
Corporate debt securities	110,074	597	(562)	110,109	84,119	71	(1,483)	82,707
Government-sponsored enterprise debt
securities	36,232	525	—	36,757	10,046	—	(174)	9,872
Other securities	25,801	33	(118)	25,716	27,654	2	(113)	27,543
Total	$1,522,871	$47,908	$(3,602)	$1,567,177	$1,500,516	$27,774	$(33,545)	$1,494,745
Other securities consist primarily of asset‑backed securities. See Note 14, Fair Value Measurements, for information on fair value measurements and methodology.
As of December 31, 2014, securities available‑for‑sale with a carrying value of $308.6 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the year ended December 31, 2014, we sold $460.8 million of GSE pass-through securities and other securities for which we realized gains of $4.8 million. These securities were sold as part of our investment portfolio risk management activities. We also sold 322.7 million of the $382.8 million of securities obtained in the CapitalSource Inc. merger for no gain or loss. During the year ended December 31, 2013, we sold $12.4 million in corporate debt securities and $10.0 million in collateralized loan obligation securities for which we realized a gross gains of $409,000 and a gross loss of $272,000, respectively. The sale of the corporate debt securities was done as part of our portfolio risk management activities to reduce price volatility and duration. The sale of collateralized loan obligation securities was done in order to minimize our risk in holding these securities subject to the then proposed regulations referred to as the Volcker rule. During the year ended December 31, 2013, we also recorded a $5.2 million non-taxable gain to recognize our previously-held equity interest in FCAL common stock at its fair market value as of the acquisition date. During the year ended December 31, 2012, we sold $43.9 million of GSE pass-through securities as part of our portfolio risk management activities and realized a $1.2 million gross gain. We also sold $45.6 million of the $48.9 million of investment securities obtained in the APB acquisition for no gain or loss.
During the years ended December 31, 2014, 2013 and 2012, we purchased $236.7 million, $550.2 million and $485.9 million in investment securities available-for-sale.
Realized gains or losses resulting from the sale of securities are calculated using the specific identification method and included in gain on securities. During the years ended December 31, 2014, 2013 and 2012 we had $32.6 million, $(30.9) million and $10.2 million of net unrealized after-tax gains (losses) as a component of accumulated other comprehensive income, net.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Unrealized Losses on Investment Securities
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, as of the dates indicated:

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass-through
securities	$10,711	$(13)	$27,100	$(359)	$37,811	$(372)
Government agency and government-
sponsored enterprise collateralized
mortgage obligations	23,908	(73)	40,652	(1,007)	64,560	(1,080)
Covered private label collateralized
mortgage obligations	—	—	1,000	(95)	1,000	(95)
Other private label collateralized
mortgage obligations	1,618	(93)	—	—	1,618	(93)
Municipal securities	11,854	(66)	84,822	(1,216)	96,676	(1,282)
Corporate debt securities	52,071	(547)	10,131	(15)	62,202	(562)
Other securities	6,440	(90)	10,019	(28)	16,459	(118)
Total	$106,602	$(882)	$173,724	$(2,720)	$280,326	$(3,602)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass-through
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reviewed the securities that were in a loss position at December 31, 2014 and 2013, and concluded their losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the consolidated statements of earnings. We occasionally sell securities for risk management purposes to reduce risks related to price volatility and duration. We do not foresee having to sell these securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.
During 2012, we determined that one covered private label CMO was impaired due to deteriorating cash flows and the depletion of the credit support from the subordinated classes of the securitization. We recorded an other-than-temporary impairment ("OTTO") loss of $1.1 million, which was entirely credited related, in the consolidated statements of earnings. This loss was offset by FDIC loss sharing income of $892,000, which represented the FDIC's 80% share of the loss. There were no OTTI losses recognized during 2014 and 2013.
Contractual Maturities
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated.

	December 31, 2014
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$4,567	$4,596
Due after one year through five years	85,288	85,219
Due after five years through ten years	262,556	268,665
Due after ten years	1,170,460	1,208,697
Total securities available-for-sale	$1,522,871	$1,567,177
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
FHLB Stock
At December 31, 2014, we had a $40.6 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. During the year ended December 31, 2014, FHLB stock increased $12.7 million due primarily to the addition of FHLB stock acquired in the CapitalSource Inc. merger. We evaluated the carrying value of our FHLB stock investment at December 31, 2014, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Taxable interest	$30,135	$23,542	$29,652
Non-taxable interest	13,597	11,777	5,559
Dividend income	3,613	1,604	446
Total interest income on investment securities	$47,345	$36,923	$35,657

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7.  LOANS AND LEASES
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
The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	December 31, 2014			December 31, 2013
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,350,827	$256,489	$5,607,316	$2,424,864	$371,134	$2,795,998
Real estate construction	309,162	6,924	316,086	209,090	10,427	219,517
Commercial	5,852,420	27,155	5,879,575	1,241,776	974	1,242,750
Consumer	101,423	284	101,707	54,809	261	55,070
Total gross loans and leases	11,613,832	290,852	11,904,684	3,930,539	382,796	4,313,335
Deferred fees and costs	(22,191)	(61)	(22,252)	(983)	—	(983)
Total loans and leases, net of unearned income	11,591,641	290,791	11,882,432	3,929,556	382,796	4,312,352
Allowance for loan and lease losses	(70,456)	(13,999)	(84,455)	(60,241)	(21,793)	(82,034)
Total net loans and leases	$11,521,185	$276,792	$11,797,977	$3,869,315	$361,003	$4,230,318

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a summary of the activity in the allowance for credit losses on Non‑PCI loans and leases for the years indicated:

	Components		Total
	Non-PCI	Non-PCI	Non-PCI
	Allowance for	Reserve for	Allowance
	Loan and lease	Unfunded Loan	for Credit
	Losses	Commitments	Losses
	(In thousands)
Balance, December 31, 2011	$85,313	$8,470	$93,783
Charge-offs	(13,070)	—	(13,070)
Recoveries	3,406	—	3,406
Negative provision	(9,750)	(2,250)	(12,000)
Balance, December 31, 2012	65,899	6,220	72,119
Charge-offs	(11,159)	—	(11,159)
Recoveries	6,856	—	6,856
(Negative provision ) provision	(1,355)	1,355	—
Balance, December 31, 2013	60,241	7,575	67,816
Charge-offs	(11,875)	—	(11,875)
Recoveries	10,344	—	10,344
(Negative provision) provision	11,746	(1,264)	10,482
Balance, December 31, 2014	$70,456	$6,311	$76,767

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases by portfolio segment and PCI loans for the years indicated:

	Year Ended December 31, 2014
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of year	$26,078	$4,298	$26,921	$2,944	$60,241	$21,793	$82,034
Charge-offs	(2,080)	—	(9,463)	(332)	(11,875)	(9,577)	(21,452)
Recoveries	2,640	156	6,265	1,283	10,344	766	11,110
Provision (negative provision)	(1,541)	(206)	16,135	(2,642)	11,746	1,017	12,763
Balance, end of year	$25,097	$4,248	$39,858	$1,253	$70,456	$13,999	$84,455

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$693	$69	$9,975	$37	$10,774
Collectively evaluated for impairment	$24,404	$4,179	$29,883	$1,216	$59,682
Acquired loans with deteriorated credit quality						$13,999
Loan and Leases:
Ending balance(1)	$5,340,560	$307,135	$5,842,463	$101,483	$11,591,641	$290,791	$11,882,432
The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$57,857	$10,555	$46,709	$3,744	$118,865
Collectively evaluated for impairment	$5,282,703	$296,580	$5,795,754	$97,739	$11,472,776
Acquired loans with deteriorated credit quality						$290,791
_________________________

(1)	As of December 31, 2014, the amounts of loans covered by loss sharing provisions of FDIC loss sharing agreements in the Non-PCI and PCI categories were $61.5 million and $100.4 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for loan and lease losses:
Balance, beginning of year	$38,700	$3,221	$22,252	$1,726	$65,899	$26,069	$91,968
Charge-offs	(4,552)	—	(6,409)	(198)	(11,159)	(66)	(11,225)
Recoveries	2,507	1,654	2,621	74	6,856	—	6,856
Provision (negative provision)	(10,577)	(577)	8,457	1,342	(1,355)	(4,210)	(5,565)
Balance, end of year	$26,078	$4,298	$26,921	$2,944	$60,241	$21,793	$82,034

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$2,188	$169	$5,003	$240	$7,600
Collectively evaluated for impairment	$23,890	$4,129	$21,918	$2,704	$52,641
Acquired loans with deteriorated credit quality						$21,793
Loan and Leases:
Ending balance(1)	$2,422,107	$207,779	$1,244,785	$54,885	$3,929,556	$382,796	$4,312,352
The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$62,276	$7,512	$17,932	$702	$88,422
Collectively evaluated for impairment	$2,359,831	$200,267	$1,226,853	$54,183	$3,841,134
Acquired loans with deteriorated credit quality						$382,796
_________________________

(1)	As of December 31, 2013, the amounts of loans covered by loss sharing provisions of FDIC loss sharing agreements in the Non-PCI and PCI categories were $85.9 million and $362.5 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	December 31, 2014			December 31, 2013
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$17,761	$542,458	$560,219	$12,337	$168,216	$180,553
SBA	11,141	364,786	375,927	5,297	39,869	45,166
Other	68,084	4,336,330	4,404,414	64,279	2,132,109	2,196,388
Total real estate mortgage	96,986	5,243,574	5,340,560	81,913	2,340,194	2,422,107
Real estate construction:
Residential	402	96,326	96,728	750	58,131	58,881
Commercial	3,346	207,061	210,407	6,291	142,607	148,898
Total real estate construction	3,748	303,387	307,135	7,041	200,738	207,779
Commercial:
Collateralized	22,433	416,754	439,187	18,838	567,643	586,481
Unsecured	1,323	130,501	131,824	1,856	151,896	153,752
Asset-based	11,547	1,783,304	1,794,851	6,859	195,569	202,428
Cash flow	83,321	2,376,530	2,459,851	—	—	—
Equipment finance	15,973	953,516	969,489	632	272,851	273,483
SBA	3,207	44,054	47,261	5,761	22,880	28,641
Total commercial	137,804	5,704,659	5,842,463	33,946	1,210,839	1,244,785
Consumer	4,073	97,410	101,483	4,411	50,474	54,885
Total Non-PCI loans and leases	$242,611	$11,349,030	$11,591,641	$127,311	$3,802,245	$3,929,556
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations. Risk rating downgrades generally result in increases in the provisions for credit losses and the allowance for credit losses.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2014
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$560,219	$560,219
SBA	5,530	4,357	9,887	366,040	375,927
Other	6,098	7,630	13,728	4,390,686	4,404,414
Total real estate mortgage	11,628	11,987	23,615	5,316,945	5,340,560
Real estate construction:
Residential	—	—	—	96,728	96,728
Commercial	—	715	715	209,692	210,407
Total real estate construction	—	715	715	306,420	307,135
Commercial:
Collateralized	878	965	1,843	437,344	439,187
Unsecured	69	45	114	131,710	131,824
Asset-based	—	—	—	1,794,851	1,794,851
Cash flow	—	232	232	2,459,619	2,459,851
Equipment finance	6,525	366	6,891	962,598	969,489
SBA	205	1,362	1,567	45,694	47,261
Total commercial	7,677	2,970	10,647	5,831,816	5,842,463
Consumer	101	3,146	3,247	98,236	101,483
Total Non-PCI loans and leases	$19,406	$18,818	$38,224	$11,553,417	$11,591,641

	December 31, 2013
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$180,553	$180,553
SBA	2,564	—	2,564	42,602	45,166
Other	13,026	2,406	15,432	2,180,956	2,196,388
Total real estate mortgage	15,590	2,406	17,996	2,404,111	2,422,107
Real estate construction:
Residential	—	—	—	58,881	58,881
Commercial	—	2,013	2,013	146,885	148,898
Total real estate construction	—	2,013	2,013	205,766	207,779
Commercial:
Collateralized	473	259	732	585,749	586,481
Unsecured	83	68	151	153,601	153,752
Asset-based	—	—	—	202,428	202,428
Equipment finance	2,662	244	2,906	270,577	273,483
SBA	1,770	243	2,013	26,628	28,641
Total commercial	4,988	814	5,802	1,238,983	1,244,785
Consumer	3,319	—	3,319	51,566	54,885
Total Non-PCI loans and leases	$23,897	$5,233	$29,130	$3,900,426	$3,929,556

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2014 and 2013, the Company had no loans and leases (excluding PCI loans) that were greater than 90 days past due and still accruing interest. It is the Company’s policy to discontinue accruing interest when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. For 2014, the amount of interest income that would have been recorded on nonaccrual loans and leases at December 31, 2014 had such loans and leases been current in accordance with their original terms was $7.5 million.
The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2014			December 31, 2013
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$6,366	$553,853	$560,219	$6,723	$173,830	$180,553
SBA	11,141	364,786	375,927	2,602	42,564	45,166
Other	20,105	4,384,309	4,404,414	18,648	2,177,740	2,196,388
Total real estate mortgage	37,612	5,302,948	5,340,560	27,973	2,394,134	2,422,107
Real estate construction:
Residential	381	96,347	96,728	389	58,492	58,881
Commercial	1,178	209,229	210,407	2,830	146,068	148,898
Total real estate construction	1,559	305,576	307,135	3,219	204,560	207,779
Commercial:
Collateralized	5,450	433,737	439,187	9,991	576,490	586,481
Unsecured	639	131,185	131,824	458	153,294	153,752
Asset-based	4,574	1,790,277	1,794,851	1,070	201,358	202,428
Cash flow	15,964	2,443,887	2,459,851	—	—	—
Equipment finance	11,131	958,358	969,489	632	272,851	273,483
SBA	3,207	44,054	47,261	3,037	25,604	28,641
Total commercial	40,965	5,801,498	5,842,463	15,188	1,229,597	1,244,785
Consumer	3,485	97,998	101,483	394	54,491	54,885
Total Non-PCI loans and leases	$83,621	$11,508,020	$11,591,641	$46,774	$3,882,782	$3,929,556
At December 31, 2014, nonaccrual loans and leases totaled $83.6 million. Nonaccrual loans and leases included all loans and leases 90 or more days past due of $18.8 million, $8.7 million of loans 30 to 89 days past due and $56.1 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $46.8 million at December 31, 2013, including all loans and leases 90 or more days past due of $5.2 million, $4.2 million of loans 30 to 89 days past due and $37.3 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability.
Non‑PCI nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	December 31, 2014			December 31, 2013
		Performing	Total		Performing	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans/Leases	Loans	Loans/Leases	Loans/Leases	Loans	Loans/Leases
	(In thousands)
Real estate mortgage	$37,612	$20,245	$57,857	$27,973	$34,303	$62,276
Real estate construction	1,559	8,996	10,555	3,219	4,293	7,512
Commercial	40,965	5,744	46,709	15,188	2,744	17,932
Consumer	3,485	259	3,744	394	308	702
Total	$83,621	$35,244	$118,865	$46,774	$41,648	$88,422

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2014 and 2013, we had unfunded commitments related to Non-PCI performing restructured loans of $214,000 and $7,000.
The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class as of and for the years indicated:

	December 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,946	$1,945	$47	$5,717	$6,215	$198
SBA	—	—	—	1,642	1,643	230
Other	9,136	9,233	646	15,937	16,571	1,760
Real estate construction:
Residential	763	763	46	778	778	168
Commercial	1,128	4,934	23	1,250	1,250	1
Commercial:
Collateralized	4,630	5,246	3,771	4,377	4,692	4,270
Unsecured	912	924	799	801	829	375
Asset-based	137	247	137	1,070	1,070	180
Cash flow	15,578	17,970	2,667	—	—	—
Equipment finance	6,956	7,268	2,601	—	—	—
SBA	—	—	—	1,136	1,136	178
Consumer	143	142	37	424	471	240
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$6,366	$7,593	$—	$3,013	$3,385	$—
SBA	11,141	14,708	—	2,602	3,646	—
Other	29,268	40,643	—	33,365	46,062	—
Real estate construction:
Residential	21	19	—	—	—	—
Commercial	8,643	8,749	—	5,484	9,923	—
Commercial:
Collateralized	5,566	6,877	—	6,700	9,924	—
Unsecured	725	809	—	179	247	—
Asset-based	4,436	5,415	—	—	—	—
Cash flow	387	919	—	—	—	—
Equipment finance	4,175	7,528	—	632	632	—
SBA	3,207	4,920	—	3,037	4,945	—
Consumer	3,601	3,768	—	278	394	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$57,857	$74,122	$693	$62,276	$77,522	$2,188
Real estate construction	10,555	14,465	69	7,512	11,951	169
Commercial	46,709	58,123	9,975	17,932	23,475	5,003
Consumer	3,744	3,910	37	702	865	240
Total	$118,865	$150,620	$10,774	$88,422	$113,813	$7,600

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2014		2013		2012
	Weighted Average Balance(1)	Interest Income Recognized	Weighted Average Balance(1)	Interest Income Recognized	Weighted Average Balance(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,946	$67	$5,717	$81	$8,954	$80
SBA	—	—	1,642	90	827	41
Other	9,136	409	13,205	509	51,441	2,070
Real estate construction:
Residential	763	15	778	14	1,303	11
Commercial	1,027	17	1,250	63	6,723	231
Commercial:
Collateralized	4,077	27	3,281	29	2,219	48
Unsecured	661	21	772	33	2,273	20
Asset-based	137	—	569	—	—	—
Cash flow	7,837	—	—	—	—	—
Equipment finance	3,802	—	—	—	—	—
SBA	—	—	1,136	56	2,593	53
Consumer	132	8	425	10	389	7
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$6,366	$—	$3,013	$—	$—	$—
SBA	6,610	77	2,601	—	1,472	—
Other	21,652	315	27,912	1,060	29,316	1,523
Real estate construction:
Residential	4	—	—	—	—	—
Commercial	8,642	244	4,866	11	17,424	589
Commercial:
Collateralized	2,869	170	3,410	20	1,657	27
Unsecured	126	1	157	—	148	—
Asset-based	3,270	—	—	—	132	—
Cash flow	1	—	—	—	—	—
Equipment finance	2,534	—	245	—	224	—
SBA	2,162	98	2,571	—	2,601	24
Consumer	3,027	2	161	—	136	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$45,710	$868	$54,090	$1,740	$92,010	$3,714
Real estate construction	10,436	276	6,894	88	25,450	831
Commercial	27,476	317	12,141	138	11,847	172
Consumer	3,159	10	586	10	525	7
Total	$86,781	$1,471	$73,711	$1,976	$129,832	$4,724
_________________________

(1)
For the loans and leases (excluding PCI loans) reported as impaired at December 31, 2014, 2013 and 2012, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions and debt forgiveness or a combination thereof. The following table presents new and defaulted troubled debt restructurings of Non-PCI loans for the years indicated:

	Troubled Debt Restructurings			Troubled Debt Restructurings That Subsequently Defaulted(1)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Recorded Investment
	(Dollars In thousands)
Year Ended December 31, 2014
Real estate mortgage:
Hospitality	1	$1,946	$1,946	—	$—
SBA	1	64	64	1	55
Other	23	17,443	17,444	—	—
Real estate construction - Commercial	4	5,507	4,965	—	—
Commercial:
Collateralized	22	12,368	6,336	1	390
Unsecured	10	752	752	—	—
Equipment finance	1	518	518	—	—
SBA	3	1,965	1,965	1	1,144
Consumer	7	467	467	—	—
Total	72	$41,030	$34,457	3	$1,589	(2)
Year Ended December 31, 2013
Real estate mortgage - Other	14	$16,223	$16,223	2	$1,844
Real estate construction - Residential	1	390	390	—	—
Commercial:
Collateralized	11	5,618	5,618	1	419
Unsecured	5	521	521	2	66
Asset-based	1	2,032	2,032	1	1,070
SBA	4	137	137	—	—
Consumer	2	125	125	—	—
Total	38	$25,046	$25,046	6	$3,399	(3)
Year Ended December 31, 2012
Real estate mortgage:
SBA	2	$1,680	$1,680	—	$—
Other	8	14,861	13,840	—	—
Real estate construction - Other	3	6,919	6,919	—	—
Commercial:
Collateralized	7	1,652	1,652	2	458
Unsecured	5	317	317	—	—
SBA	4	1,216	1,216	1	873
Consumer	1	206	206	—	—
Total	30	$26,851	$25,830	3	$1,331	(4)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at December 31, 2014, and is net of charge-offs of $129,000.

(3)	Represents the balance at December 31, 2013, and is net of charge-offs of $1.6 million.

(4)	Represents the balance at December 31, 2012, and is net of charge-offs of $921,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Purchased Credit Impaired (PCI) Loans
The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	December 31, 2014	December 31, 2013
	(In thousands)
Real estate mortgage	$299,660	$412,791
Real estate construction	7,743	12,015
Commercial	32,904	3,021
Consumer	332	424
Total gross PCI loans	340,639	428,251
Less:
Discount	(49,848)	(45,455)
Allowance for loan losses	(13,999)	(21,793)
Total net PCI loans	$276,792	$361,003
The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the years indicated:

	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2011	$674,058	$(259,265)
Accretion	49,562	49,562
Payments received	(232,623)	—
Decrease in expected cash flows, net	—	13,681
Negative provision for credit losses	819	—
Balance, December 31, 2012	491,816	(196,022)
Addition from the FCAL acquisition	44,146	(8,096)
Accretion	46,680	46,680
Payments received	(225,849)	—
Decrease in expected cash flows, net	—	17,870
Negative provision for credit losses	4,210	—
Balance, December 31, 2013	361,003	(139,568)
Addition from the CapitalSource merger	79,234	(13,728)
Accretion	57,213	57,213
Payments received	(219,641)	—
Increase in expected cash flows, net	—	(10,773)
Provision for credit losses	(1,017)	—
Balance, December 31, 2014	$276,792	$(106,856)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the accretable yield on the PCI loans acquired in the CapitalSource Inc. merger as of April 7, 2014:

April 7, 2014 Accretable Yield
(In thousands)
Undiscounted contractual cash flows	$231,832
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(138,870)
Undiscounted cash flows expected to be collected	92,962
Estimated fair value of PCI loans acquired	(79,234)
Accretable yield	$13,728
The following table presents the credit risk rating categories for PCI loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	December 31, 2014			December 31, 2013
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$155,281	$101,161	$256,442	$216,092	$155,042	$371,134
Real estate construction	3,010	3,901	6,911	4,399	6,028	10,427
Commercial	212	26,942	27,154	569	405	974
Consumer	—	284	284	—	261	261
Total PCI loans	$158,503	$132,288	$290,791	$221,060	$161,736	$382,796
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.
NOTE 8.  FORECLOSED ASSETS
The following table summarizes foreclosed assets at the dates indicated:

Property Type:	December 31, 2014	December 31, 2013
	(In thousands)
Commercial real estate	$2,449	$15,753
Construction and land development	24,759	35,063
Multi‑family	4,823	835
Single family residence	3,392	186
Total other real estate owned, net	35,423	51,837
Other foreclosed assets	8,298	4,054
Total foreclosed assets, net(1)	$43,721	$55,891
_________________________

(1)	As of December 31, 2014 and 2013, the amounts of covered foreclosed assets were $9.3 million and $9.0 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the changes in foreclosed assets, net of the valuation allowance, for the years indicated:

	Year Ended December 31,
	2014	2013	2012
Foreclosed Assets:	(In thousands)
Balance, beginning of year	$55,891	$56,414	$81,918
Addition due to acquisitions	6,382	13,772	1,561
Foreclosures	9,806	19,470	40,207
Provision for losses	(7,307)	(2,515)	(14,333)
Reductions related to sales	(21,051)	(31,289)	(53,828)
Payments to third parties(1)	—	39	889
Balance, end of year	$43,721	$55,891	$56,414
_________________________

(1)	Represents amounts due to participants and for guarantees, property taxes or other prior lien positions.
The following table presents the changes in the foreclosed assets valuation allowance for the years indicated:

	Year Ended December 31,
	2014	2013	2012
Foreclosed Assets Valuation Allowance:	(In thousands)
Balance, beginning of year	$11,314	$16,681	$20,575
Provision for losses	7,307	2,515	14,333
Reductions related to sales	(6,498)	(7,882)	(19,103)
Selling costs(1)	—	—	876
Balance, end of year	$12,123	$11,314	$16,681
_________________________

(1)
During 2011, the FDIC changed its methodology such that selling costs are reimbursed at the time of sale rather than at the time of foreclosure. Such amounts will be realized when the related OREO parcels are sold.

NOTE 9.  FDIC LOSS SHARING ASSET
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
Both the Western Commercial and San Luis loss sharing agreements contain true-up provisions, under which we will owe the FDIC amounts at the end of the loss sharing agreements based on the performance of the covered assets. The true-up liability is included in other liabilities in the accompanying consolidated balance sheets.
The following table presents the changes in the FDIC loss sharing asset for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance, beginning of year	$45,524	$57,475	$95,187
Addition from the FCAL acquisition	—	17,241	—
FDIC share of additional losses, net of recoveries	(4,941)	4,969	6,169
Cash paid to (received from) FDIC	3,202	(7,332)	(33,223)
Net amortization	(25,051)	(26,829)	(10,658)
Balance, end of year	$18,734	$45,524	$57,475

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents information about the composition of the FDIC loss sharing asset, the true‑up liability, and the non‑single family and the single family covered assets as of the date indicated:

	December 31, 2014
	Affinity Bank	Los Padres Bank	Western Commercial Bank	San Luis Trust Bank	Total
	(In thousands)
FDIC loss sharing asset	$(302)	$9,435	$1,165	$8,436	$18,734
True‑up liability	N/A	N/A	$1,753	$5,433	$7,186
Non-single family covered assets (1)	$113,361	$77,814	$11,327	$28,555	$231,057
Single family covered assets	$10,987	$56,891	N/A	$30,517	$98,395

Loss sharing expiration dates:
Non‑single family	3rd Quarter 2014	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
Loss recovery expiration dates:
Non‑single family	3rd Quarter 2017	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
__________________

(1)	Excludes securities.
NOTE 10.  PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2014	2013
	(In thousands)
Land	$5,505	$6,755
Buildings	14,198	12,725
Furniture, fixtures and equipment	32,359	31,080
Leasehold improvements	33,157	26,091
Premises and equipment, gross	85,219	76,651
Less: accumulated depreciation and amortization	(48,668)	(44,216)
Premises and equipment, net	$36,551	$32,435
Depreciation and amortization expense was $8.4 million, $6.0 million, and $5.4 million for the years ended December 31, 2014, 2013, and 2012.
We have obligations under a number of noncancelable operating leases for premises and equipment. The following table presents future minimum rental payments under noncancelable operating leases as of December 31, 2014:

Estimated Lease Payments for Year Ending December 31,	Amount
(In thousands)
2015	$26,767
2016	22,978
2017	20,009
2018	17,293
2019	13,626
Thereafter	43,943
Total	$144,616

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Total gross rental expense for the years ended December 31, 2014, 2013, and 2012, was $23.8 million, $17.6 million, $16.8 million. Most of the leases provide that the Company pays maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly rental payments.
Total rental income for the years ended December 31, 2014, 2013, and 2012, was approximately $589,000, $750,000, and $505,000. The future minimum rental payments to be received under noncancelable subleases are $29.3 million.
NOTE 11. DEPOSITS
The following table presents the components of interest‑bearing deposits as of the dates indicated:

	December 31,
Deposit Category	2014	2013
	(In thousands)
Interest checking deposits	$736,367	$620,622
Money market deposits	1,825,510	1,458,910
Savings deposits	762,961	218,638
Time deposits under $100,000	2,467,338	225,360
Time deposits $100,000 and over	3,031,600	439,011
Total interest-bearing deposits	$8,823,776	$2,962,541
Brokered time deposits totaled $636.7 million and $49.4 million at December 31, 2014 and 2013. Brokered time deposits under the CDARS Program totaled $44.0 million and $49.4 million at December 31, 2014 and December 31, 2013. The CDARS Program represents deposits that are participated with other FDIC‑insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers’ deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	December 31, 2014
Year of Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(Dollars in thousands)
2015	$2,233,704	$2,724,756	4,958,460	0.72%
2016	176,125	248,533	424,658	1.01%
2017	32,047	36,778	68,825	0.84%
2018	20,272	15,067	35,339	1.13%
2019	4,880	6,466	11,346	1.03%
2020	310	—	310	0.78%
Total	$2,467,338	$3,031,600	$5,498,938	0.75%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	December 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$3,402	6.43%	$7,126	6.30%
FHLB overnight advances	380,000	0.27%	106,600	0.06%
Total borrowings	$383,402		$113,726
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of December 31, 2014, this debt had a weighted average remaining maturity of 2.3 years .
On October 1, 2014, the holding company obtained an unsecured, variable-rate revolving line of credit in the amount of $75.0 million with an expiration date of September 30, 2015. This borrowing facility provides additional available liquidity to the Company. As of December 31, 2014, there was no balance outstanding.
The Bank has established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRBSF”), or other financial institutions.
FHLB Secured Lines of Credit. The borrowing arrangement with the FHLB is based on an FHLB program collateralized by a blanket lien on certain qualifying loans in our loan portfolio which were not pledged to the FRBSF. As of December 31, 2014, our borrowing capacity under the FHLB secured borrowing lines was $2.4 billion. As of December 31, 2014 and December 31, 2013, the balances outstanding were $380.0 million and $106.6 million.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of December 31, 2014, the Bank had secured borrowing capacity of $1.3 billion collateralized by liens covering $1.8 billion of certain qualifying loans. As of December 31, 2014 and December 31, 2013, there were no balances outstanding.
Federal Funds Arrangements with Commercial Banks. As of December 31, 2014, the Bank had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of December 31, 2014 and December 31, 2013, there were no balances outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	December 31, 2014		December 31, 2013
					Date	Maturity	Rate Index
Series	Amount	Rate (1)	Amount	Rate (2)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.33%	$10,310	3.34%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	3.29%	10,310	3.29%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	3.19%	5,155	3.19%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	2.98%	61,856	2.99%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	1.93%	20,619	1.93%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	1.84%	16,495	1.84%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	1.79%	10,310	1.79%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1 (3)	82,475	2.19%	—	—	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2 (3)	128,866	2.18%	—	—	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1 (3)	51,545	2.18%	—	—	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2 (3)	51,550	2.18%	—	—	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (3)(4)	31,188	2.14%	—	—	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4 (3)	16,470	2.18%	—	—	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5 (3)	6,650	2.18%	—	—	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2 (3)	39,177	2.18%	—	—	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	542,976		135,055
Unamortized discount (5)	(109,393)		(2,410)
Net subordinated debentures	$433,583		$132,645
___________________

(1)	As of December 31, 2014.

(2)	As of January 28, 2014.

(3)	Acquired in the CapitalSource Inc. merger.

(4)	Denomination is in Euros with a value of €25.8 million.

(5)	Amount represents the fair value adjustment on trust preferred securities assumed in the CapitalSource Inc. and FCAL acquisitions.

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
NOTE 13.  COMMITMENTS AND CONTINGENCIES
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a summary of the financial instruments described above as of the dates indicated:

	December 31, 2014	December 31, 2013
	(In thousands)
Loan commitments to extend credit	$1,921,067	$1,001,740
Standby letters of credit	88,495	39,200
Commitments to purchase equipment being acquired for lease to others	12,839	8,475
	$2,022,401	$1,049,415
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
In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. As of December 31, 2014 and 2013, the Company had commitments to contribute capital to these entities totaling $11.0 million. In connection with equity investments added from the CapitalSource Inc. merger, we have committed to contribute up to an additional $2.9 million to 11 private equity funds.
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
NOTE 14.  FAIR VALUE MEASUREMENTS
ASC Topic 820, “Fair Value Measurement,” defines fair value, establishes a framework for measuring fair value including a three‑level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes government agency and government‑sponsored enterprise securities.

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We use fair value to measure certain assets and liabilities on a recurring basis, primarily securities available‑for‑sale and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, core deposit intangibles, and other long‑lived assets.
The following tables presents information on the assets measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	December 31, 2014
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Government agency and government‑sponsored enterprise
pass-through securities	$535,672	$—	$535,672	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	277,946	—	277,946	—
Covered private label CMOs	33,947	—	—	33,947
Other private label CMOs	10,914	—	10,914	—
Municipal securities	536,116	—	536,116	—
Corporate debt securities	110,109	—	110,109	—
Government‑sponsored enterprise debt securities	36,757	—	36,757	—
Other securities	25,716	519	25,197	—
Total securities available-for-sale	1,567,177	519	1,532,711	33,947
Derivative assets	5,234	—	5,234	—
Total recurring assets	$1,572,411	$519	$1,537,945	$33,947
Derivative liabilities	$118	$—	$118	$—

	Fair Value Measurements as of
	December 31, 2013
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Government agency and government‑sponsored enterprise
pass-through securities	$707,188	$—	$707,188	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	192,873	—	192,873	—
Covered private label CMOs	37,904	—	—	37,904
Municipal securities	436,658	—	436,658	—
Corporate debt securities	82,707	—	82,707	—
Government‑sponsored enterprise debt securities	9,872	—	9,872	—
Other securities	27,543	507	27,036	—
Total recurring assets	$1,494,745	$507	$1,456,334	$37,904
There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the year ended December 31, 2014.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of December 31, 2014:

	Covered Private Label CMOs
Unobservable Inputs:	Range of Inputs	Weighted Average Input
Voluntary annual prepayment speeds	0% - 36.4%	6.3%
Annual default rates	0% - 38.0%	2.3%
Loss severity rates	0% - 68.6%	24.0%
Discount rates	0.2% - 6.7%	4.9%
The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the years indicated:

	Year Ended December 31,
	2014	2013	2012
Covered Private Label CMOs:	(In thousands)
Balance, beginning of year	$37,904	$44,684	$45,149
Total realized in earnings(1)	1,627	1,938	340
Total unrealized gain (loss) in comprehensive income	(344)	(1,204)	4,883
Net settlements	(5,240)	(7,514)	(5,688)
Balance, end of year	$33,947	$37,904	$44,684
_________________________

(1)	Includes other-than-temporary impairment of $1.1 million for 2012.

The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Measured on a Non‑Recurring Basis:	(In thousands)
Impaired Non‑PCI loans	$42,693	$—	$2,366	$40,327
Other real estate owned	24,015	—	18,400	5,615
Investments carried at cost	566	—	—	566
Total non-recurring	$67,274	$—	$20,766	$46,508

	Fair Value Measurement as of
	December 31, 2013
	Total	Level 1	Level 2	Level 3
Measured on a Non‑Recurring Basis:	(In thousands)
Impaired Non‑PCI loans	$40,886	$—	$2,051	$38,835
Other real estate owned	10,877	—	8,784	2,093
Total non-recurring	$51,763	$—	$10,835	$40,928

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents gains and (losses) recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
	2014	2013	2012
Gain (Loss) on Assets Measured on a Non‑Recurring Basis:	(In thousands)
Impaired Non‑PCI loans	$(7,006)	$(1,206)	$(5,582)
Other real estate owned	(6,737)	(1,045)	(3,920)
Investments carried at cost	(141)	—	—
Total net loss	$(13,884)	$(2,251)	$(9,502)
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2014:

Asset	Fair Value (In thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired Non-PCI loans	$36,149	Discounted cash flows	Discount rates	0% - 12.17%	5.92%
	4,178	Appraisals	No discounts
Other real estate owned	5,615	Appraisals	Discount, including selling costs	24% - 38%	35%
Investments carried at cost	566	Market and Income Approach	Illiquidity Discount	75%	75%
Total non-recurring Level 3	$46,508
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2014
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$164,757	$164,757	$164,757	$—	$—
Interest‑earning deposits in financial institutions	148,469	148,469	148,469	—	—
Securities available‑for‑sale	1,567,177	1,567,177	519	1,532,711	33,947
Investment in FHLB stock	40,609	40,609	—	40,609	—
Investments carried at cost	3,691	3,691	—	—	3,691
Investments accounted for under the equity method	21,461	21,700	—	—	21,700
Loans and leases, net	11,797,977	11,757,951	—	2,366	11,755,585
Derivative assets	5,234	5,234	—	5,234	—

Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	6,256,190	6,256,190	—	6,256,190	—
Time deposits	5,498,938	5,202,464	—	5,202,464	—
Borrowings	383,402	383,539	380,000	3,539	—
Subordinated debentures	433,583	417,657	—	417,657	—
Derivative liabilities	118	118	—	118	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2013
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$96,424	$96,424	$96,424	$—	$—
Interest‑earning deposits in financial institutions	50,998	50,998	50,998	—	—
Securities available‑for‑sale	1,494,745	1,494,745	507	1,456,334	37,904
Investment in FHLB stock	27,939	27,939	—	27,939	—
Loans and leases, net	4,230,318	4,231,078	—	2,051	4,229,027
Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	4,616,616	4,616,616	—	4,616,616	—
Time deposits	664,371	665,148	—	665,148	—
Borrowings	113,726	113,726	106,600	7,126	—
Subordinated debentures	132,645	132,498	—	132,498	—
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
Securities available‑for‑sale. Securities available‑for‑sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available‑for‑sale securities are reported as a component of “Accumulated other comprehensive income” in the consolidated balance sheets. See Note 5, Investment Securities, for further information on unrealized gains and losses on securities available‑for‑sale.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Non-PCI loans and leases. As Non-PCI loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are estimated for portfolios of loans and leases with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans are sold outside the parameters of normal operating activities. The fair value of performing fixed-rate loans is estimating by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds. The fair value of equipment leases is estimated by discounting scheduled lease and expected lease residual cash flows over their remaining term. The estimated market discount rates used for performing fixed-rate loans and equipment leases are current market rates for instruments with similar risk and similar terms. The fair value of performing adjustable-rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans. These methods and assumptions are not based on the exit price concept of fair value.
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
To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2014.
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
The impaired Non‑PCI loan balances shown above as measured on a non-recurring basis represent those nonaccrual and restructured loans for which impairment was recognized during the year ended December 31, 2014. The amounts shown as net losses include the impairment recognized during the year ended December 31, 2014, for the loan balances shown. Of the $83.6 million of nonaccrual Non-PCI loans at December 31, 2014, $4.4 million were written down to their collateral fair values through charge‑offs during the year ended December 31, 2014.
Investments that do not have readily determinable fair values. Other investments accounted for under the cost or equity methods of accounting are carried at fair value on a nonrecurring basis to the extent that they are determined to be other-than-temporarily impaired during the period. As there is rarely an observable price or market for such investments, we determine fair value using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of net revenue or EBITA, to determine a value for the underlying enterprise. We may also reduce the value determined by the model due to illiquidity or other investee-specific characteristics which may affect the fair value. Significant decreases to these valuation benchmarks would result in significant decreases in the estimated fair values. We reduce this value by the value of debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our internal valuation. Fair value measurements related to these investments are typically classified within Level 3 of the fair value hierarchy.
Other real estate owned ("OREO"). The fair value of foreclosed real estate is generally based on the lower of estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the year ended December 31, 2014.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Derivative assets and liabilities. Derivatives are carried at fair value on a recurring basis and primarily relate to forward exchange contracts which we enter into to manage foreign exchange risk. Our derivatives are principally traded in over-the-counter markets where quoted market prices are not readily available. Instead, the fair value of derivatives is estimated using market observable inputs such as foreign exchange forward rates, interest rate yield curves, volatilities and basis spreads. We also consider counterparty credit risk in valuing our derivatives. We typically classify our derivatives in Level 2 of the fair value hierarchy.
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2014, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15. INCOME TAXES
The following table presents the components of income tax expense for the years indicated:

	December 31,
	2014	2013	2012
	(In thousands)
Current Income Tax Expense:
Federal	$(11,459)	$(29,591)	$(24,177)
State	(10,823)	(7,667)	(1,825)
Total current income tax expense	(22,282)	(37,258)	(26,002)
Deferred Income Tax (Expense) Benefit:
Federal	(70,662)	9,099	(2,550)
State	(19,795)	(1,586)	(8,143)
Total deferred income tax (expense) benefit	(90,457)	7,513	(10,693)
Total income tax expense	$(112,739)	$(29,745)	$(36,695)
The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rate of 35% to earnings or loss before income taxes for the years indicated:

	December 31,
	2014	2013	2012
	(In thousands)
Computed expected income tax expense at federal statutory rate	$(98,575)	$(26,201)	$(32,724)
State tax expense, net of federal tax benefit	(15,689)	(6,014)	(6,479)
Tax‑exempt interest benefit	4,472	3,979	1,847
Increase in cash surrender value of life insurance	739	407	442
Tax credits	3,567	2,480	1,313
Nondeductible employee compensation	(6,792)	(4,730)	(322)
Nondeductible acquisition‑related expense	(2,994)	(1,196)	(532)
Acquisition‑related securities gain	—	1,828	—
Other, net	2,533	(298)	(240)
Recorded income tax expense	$(112,739)	$(29,745)	$(36,695)
The Company had net income taxes receivable of $18.3 million and $39.6 million million at December 31, 2014 and 2013, included in other assets on its consolidated balance sheets.
At the time of the merger with CapitalSource Inc., a valuation allowance of $130.7 million was established against the acquired deferred tax assets (“DTA”). Periodic reviews of the carrying amount of DTA are made to determine if a valuation allowance is necessary. A valuation allowance is required, based on available evidence, when it is more likely than not that all or a portion of a DTA will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. All available evidence, both positive and negative, that may affect the realizability of the DTA are identified and considered in determining the appropriate amount of the valuation allowance. As of December 31, 2014, the Company had a valuation allowance of $130.3 million. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We have net operating loss and tax credit carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code (“the Code”), our ability to utilize our net operating loss forwards and other tax attributes after the ownership change generally would be limited. The annual limit would equal the product of the applicable long term tax exempt rate and the value of the relevant taxable entity’s capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more (the “5-Percent Shareholders”) of a company’s outstanding stock, including certain public groups of stockholders as set forth under Section 382, and those arising from new stock issuances and other equity transactions, which may limit our willingness and ability to issue new equity. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we have undergone, or in the future will undergo, an ownership change under Section 382 of the Internal Revenue Code.
In April 2014, the Board of Directors adopted a tax benefit preservation plan ("the Tax Plan") which was designed to preserve the net operating loss carryforwards and other tax attributes for the Company. The Tax Plan is intended to discourage persons from becoming 5-Percent Shareholders and existing 5-Percent Shareholders from increasing their beneficial ownership of share.
We had available at December 31, 2014, approximately $446.4 million of unused federal net operating loss carryforwards that may be applied against future taxable income. If not used, these carryforwards will begin to expire in 2030 and fully expire in 2031. We had available at December 31, 2014, approximately $936.3 million of unused state net operating loss carryforwards that may be applied against future taxable income. The state net operating loss carryforwards will expire in varying amounts beginning in 2015 through 2033.
As of December 31, 2014, for federal tax purposes, we had capital loss carryforwards of $135.8 million, of which $132.4 million was acquired as a result of the merger with CapitalSource Inc. If not used, these carryforwards will begin to expire in 2015 and will fully expire in 2019.
As of December 31, 2014, for federal tax purposes, we had foreign tax credit carryforwards of $28.6 million, all of which was acquired as a result of the merger with CapitalSource Inc. The foreign tax credit carryforwards are available to offset future federal taxable income. If not used, these carryforwards will begin to expire in 2016 and fully expire in 2021. We also had Low Income Housing Tax Credit carryforwards of $3.3 million, which if not used, will expire in 2034.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2014	2013
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$100,981	$45,840
Interest on nonaccrual loans	7,394	444
Deferred compensation	4,585	4,541
Premises and equipment, principally due to differences in depreciation	5,359	3,643
Foreclosed assets valuation allowance	7,353	9,784
Assets acquired in FDIC‑assisted acquisition	10,217	16,375
State tax benefit	5,009	2,368
Net operating losses	207,575	197
Capital loss carryforwards	57,494	—
Accrued liabilities	36,115	16,629
Other	6,254	8,084
Equity Investments	8,666	568
Goodwill	44,372	6,595
Deferred loan fees and costs	—	378
Tax credits	32,183	—
Unrealized loss on securities available‑for‑sale	—	2,424
Gross deferred tax assets	533,557	117,870
Valuation Allowance	(130,282)	—
Deferred tax assets, net of valuation allowance	403,275	117,870
Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	3,978	6,022
Deferred loan fees and costs	17,594	—
Unrealized gain on securities available‑for‑sale	17,926	—
FHLB stock	2,820	7,123
Subordinated debentures	40,369	1,003
Operating Leases	34,136	—
Unrealized income from FDIC‑assisted acquisition	2,041	24,086
Gross deferred tax liabilities	118,864	38,234
Total net deferred tax asset	$284,411	$79,636
Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We had no unrecognized net tax benefit positions at December 31, 2013 and 2012. The increase of unrecognized tax benefits related to the merger with CapitalSource Inc. was $18.7 million. The schedule below details the activities during 2014.

Unrecognized
Tax Benefits
(In thousands)
Balance, December 31, 2013	$—
Increase related to CapitalSource Inc. merger	18,724
Increase based on tax positions related to prior years	2,371
Reductions related to settlements	(293)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(301)
Balance, December 31, 2014	$20,501
As of December 31, 2014, our unrecognized tax benefit that may affect the effective tax rate was $2.4 million. Due to the potential for the resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by as much as $2.0 million.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income taxes. For the year ended December 31, 2014 we recognized $0.2 million in interest expense and penalties. We had $3.3 million ($3.1 million is related to the merger) accrued for the payment of interest and penalties as of December 31, 2014. The amount of interest and penalties accrued and recognized for the years ended December 31, 2013 and 2012 was minimal and immaterial to our financial results.
We file income tax returns with the United States and various states, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2013. We are currently under examination by the United States for tax years 2008 through 2012 and certain state jurisdictions for tax years 2006 through 2012.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16.  EARNINGS PER SHARE
The following table presents the computation of basic and diluted net earnings per share for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net earnings from continuing operations	$170,468	$45,477	$56,801
Less: earnings allocated to unvested restricted stock(1)	(1,959)	(1,096)	(1,845)
Net earnings from continuing operations allocated to common shares	168,509	44,381	54,956
Net (loss) earnings from discontinued operations allocated to common shares	(1,545)	(348)	—
Net earnings allocated to common shares	$166,964	$44,033	$54,956
Weighted-average basic shares and unvested restricted stock outstanding	87,871	42,506	37,370
Less: weighted-average unvested restricted stock outstanding	(1,018)	(1,683)	(1,685)
Weighted-average basic shares outstanding	86,853	40,823	35,685
Basic earnings per share:
Net earnings from continuing operations	$1.94	$1.09	$1.54
Net loss from discontinued operations	(0.02)	(0.01)	—
Net earnings	$1.92	$1.08	$1.54
Diluted earnings per share:
Net earnings from continuing operations allocated to common shares	$168,509	$44,381	$54,956
Net (loss) earnings from discontinued operations allocated to common shares	(1,545)	(348)	—
Net earnings allocated to common shares	$166,964	$44,033	$54,956
Weighted-average basic shares outstanding	86,853	40,823	35,685
Diluted earnings per share:
Net earnings from continuing operations	$1.94	$1.09	$1.54
Net loss from discontinued operations	(0.02)	(0.01)	—
Net earnings	$1.92	$1.08	$1.54
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 17.  STOCK BASED COMPENSATION PLANS
The Company’s 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of December 31, 2014, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. The authorized amount includes 10,686,565 shares that were added to the 2003 Plan as a result of the CapitalSource Inc. merger. Such shares were available for grant under the former CapitalSource Inc. Equity Incentive Plan and remain available for: (a) former employees of CapitalSource Bank who remain employed with the Company, and (b) newly hired employees of the Company. As of December 31, 2014, there were 13,531,719 shares available for grant under the 2003 Plan, of which 10,107,039 shares related to those added from the CapitalSource Inc. merger.
Restricted Stock
The following table presents a summary of restricted stock transactions for the years indicated:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)
Unvested restricted stock, December 31, 2011	1,675,730	$30.53
Granted	226,400	23.77
Shares issued by the Company upon vesting	(195,871)	21.69
Forfeited	(7,978)	22.31
Unvested restricted stock, December 31, 2012	1,698,281	30.68
Granted	673,900	29.06
Shares issued by the Company upon vesting	(819,461)	24.84
Forfeited	(336,196)	48.92
Unvested restricted stock, December 31, 2013	1,216,524	28.69
Granted	1,129,805	40.37
Shares issued by the Company upon vesting	(1,183,024)	28.53
Forfeited	(54,800)	38.97
Unvested restricted stock, December 31, 2014	1,108,505	$40.37
At December 31, 2014, there were 1,108,505 shares of unvested time‑based restricted common stock outstanding. The awarded shares of time‑based restricted common stock vest over a service period of three to four years from the date of the grant. The time-based restricted common stock also vests immediately upon a change in control of the Company, as defined in the 2003 Plan, or upon death of the employee. In April 2014, upon closing of the CapitalSource Inc. merger, 1,013,377 of awarded shares of restricted common stock vested due to the triggering of the change of control provision contained within the 2003 Plan. We recorded a $26.1 million charge to earnings for the vesting of such shares. Such amount is included in acquisition, integration and reorganization costs on the accompanying consolidated statements of earnings in the second quarter of 2014. The vesting date fair values of restricted stock awards that vested during 2014, 2013 and 2012 were $53.4 million, $30.9 million and $4.5 million.
Compensation expense related to time‑based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. Restricted stock amortization totaled $9.8 million (excluding accelerated vesting of restricted stock of $26.1 million), $8.5 million (excluding accelerated vesting of restricted stock of $12.4 million), and $5.7 million for the years ended December 31, 2014, 2013 and 2012. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings. The income tax benefit recognized in the consolidated statements of earnings related to this expense was $3.9 million, $3.4 million and $2.2 million for the 2014, 2013 and 2012.
The amount of unrecognized compensation expense related to all unvested restricted stock as of December 31, 2014 totaled $36.0 million. Such expense is expected to be recognized over a weighted average period of 1.6 years.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes information about outstanding time-based restricted stock awards as of the date indicated:

	December 31, 2014
		Weighted		Weighted
		Average	Weighted	Average
	Number	Grant Date	Average	Remaining
	of Shares	Fair Value	Fair Value(1)	Contractual
	Outstanding	(Per Share)	(In thousands)	Life (Years)
Time-based restricted stock granted in:
2013	27,000	$35.08	$1,228	1.6
2014	1,081,505	$40.37	49,165	1.6
Outstanding time-based restricted stock awards	1,108,505	$40.37	$50,393	1.6
_________________________

(1)	Determined using the $45.46 closing price of PacWest common stock on December 31, 2014.
NOTE 18. BENEFIT PLANS
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
Expense related to 401(k) matching contributions was $1.9 million, $1.3 million and $1.0 million for the years ended December 31, 2014, 2013, and 2012.
NOTE 19. STOCKHOLDERS' EQUITY
Treasury Shares
As a Delaware corporation, the Company records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. The Company purchased 493,890 treasury shares at a weighted average price of $45.16 per share, 351,640 treasury shares at a weighted average price of $38.50 per share and 63,681 treasury shares at a weighted average price of $23.17 per share for the years ended December 31, 2014, 2013, and 2012.
Dividend Reinvestment
We pay dividends on deferred shares and will continue to do so until April 2015.  The shares were deferred under a CapitalSource plan which was terminated, but due to 409A restrictions the shares remain deferred for a period of one year after termination.  Dividends paid on deferred shares are used to purchase our common stock.  During 2014, we paid approximately $115,000 on deferred shares which was used to purchase an additional 2,583 shares of our common stock.
NOTE 20. DIVIDEND AVAILABILITY AND REGULATORY MATTERS
Holders of Company common stock may receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware General Corporation Law and certain covenants contained in our subordinated debentures and borrowing agreements. Notification to the FRB is also required prior to our declaring and paying dividends during any period in which our quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements. Should the FRB object to payment of dividends, we would not be able to make the payment until approval is received or we no longer need to provide notice under applicable regulations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

It is possible, depending upon the financial condition of the Bank, and other factors, that the FRB, the FDIC or the California Department of Business Oversight, Division of Financial Institutions (“DBO”), could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2014, PacWest received $137.0 million in dividends from the Bank. For the foreseeable future, dividends from the Bank to PacWest will require DBO and FDIC approval.
PacWest, as a bank holding company, is subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended. The Federal Deposit Insurance Corporation Improvement Act of 1991 required that the federal regulatory agencies adopt regulations defining capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off‑balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk‑weighted assets, and of Tier I capital to average assets (“leverage ratio”). Tier 1 capital includes common stockholders’ equity and trust preferred securities, less goodwill and certain other deductions (including a portion of servicing assets and the after‑tax unrealized net gains and losses on securities available‑for‑sale). Total risk‑based capital includes Tier 1 capital and other items such as subordinated debt and the allowance for credit losses. Both measures are stated as a percentage of risk‑weighted assets, which are measured based on their perceived credit risk and include certain off‑balance sheet exposures, such as unfunded loan commitments and letters of credit. The Company is also subject to a leverage ratio requirement, which is defined as Tier 1 capital as a percentage of average assets, adjusted for goodwill and other non‑qualifying intangible assets and other assets.
Bank holding companies considered to be “adequately capitalized” are required to maintain a minimum total risk‑based capital ratio of 8.0%, a minimum Tier 1 risk‑based capital ratio of 4.0%, and a minimum leverage ratio of 4.0%. Bank holding companies considered to be “well capitalized” must maintain a minimum total risk‑based capital ratio of 10.0%, a minimum Tier 1 risk‑based capital ratio of 6.0%, and a minimum leverage ratio of 5.0%. As of December 31, 2014, the most recent notification date to the regulatory agencies, the Company and the Bank are each “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Bank’s categories.
Management believes, as of December 31, 2014, that we have met all capital adequacy requirements to which we are subject.
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2014, such amount was $156.7 million for the Company and zero for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

	Actual		Well Capitalized Minimum Requirement		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)
December 31, 2014
Tier I capital (to average assets):
PacWest Bancorp Consolidated	1,722,870	12.34%	698,109	5.00%	1,024,761
Pacific Western Bank	1,621,546	11.70%	693,174	5.00%	928,372
Tier I capital (to risk‑weighted assets):
PacWest Bancorp Consolidated	1,722,870	13.16%	785,781	6.00%	937,089
Pacific Western Bank	1,621,546	12.46%	780,834	6.00%	840,712
Total capital (to risk‑weighted assets):
PacWest Bancorp Consolidated	2,104,984	16.07%	1,309,635	10.00%	795,349
Pacific Western Bank	1,712,312	13.16%	1,301,390	10.00%	410,922
December 31, 2013
Tier I capital (to average assets):
PacWest Bancorp Consolidated	718,800	11.22%	320,405	5.00%	398,395
Pacific Western Bank	690,440	10.79%	319,999	5.00%	370,441
Tier I capital (to risk‑weighted assets):
PacWest Bancorp Consolidated	718,800	15.12%	285,163	6.00%	433,637
Pacific Western Bank	690,440	14.54%	284,825	6.00%	405,615
Total capital (to risk‑weighted assets):
PacWest Bancorp Consolidated	778,582	16.38%	475,271	10.00%	303,311
Pacific Western Bank	750,152	15.80%	474,708	10.00%	275,444
The Company issued subordinated debentures to trusts that were established by us or entities that we have acquired, which, in turn, issued trust preferred securities. The amount of subordinated debentures totaled $433.6 million at December 31, 2014 and includes $300.4 million of debentures assumed in connection with the CapitalSource Inc. merger. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, net of any related deferred income tax liability. At December 31, 2014, the amount of trust preferred securities included in Tier I capital was $131.0 million. The assumed CapitalSource Inc. trust preferred securities are ineligible for inclusion in Tier 1 capital but are included in Tier 2 capital. The $131.0 million of trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd‑Frank Wall Street Reform and Consumer Protection Act. However, under new capital rules approved in July 2013 by the FRB and FDIC, as a result of the Company having exceeded $15 billion in consolidated total assets, beginning in 2015, only 25% of the Company’s $131.0 million of trust preferred securities currently outstanding will be included in Tier 1 capital, and in 2016, none of the Company’s trust preferred securities will be included in Tier 1 capital. Further, under such rules, trust preferred securities no longer included in the Company’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase‑out. If the $131.0 million of trust preferred securities are excluded from regulatory capital at December 31, 2014, we remain “well capitalized.”
Interest payments made by the Company on subordinated debentures are considered dividend payments under the FRB regulations and subject to the same notification requirements for declaring and paying dividends on common stock.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 21. BUSINESS SEGMENTS
The Company’s reportable segments consist of “Community Banking," “National Lending,” and “Other.”
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division, or National Lending segment, includes the lending operations gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial). We reorganized our asset-based lending and leasing operations when we established the CapitalSource Division. We combined BFI Business Finance and First Community Financial to form the CapitalSource Business Finance Group, and we sold Celtic Capital Corporation in July 2014.
The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans, and cash flow loans and providing real estate investment firms real estate loans secured by various property types. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah.
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
Transactions between segments consist primarily of borrowed funds and expense allocations for interest, deposit gathering, corporate overhead and credit loss provisions. Intersegment interest expense is allocated from the Community Banking segment to the National Lending segment based upon National Lending’s average interest-earning assets and operating leases, net of a capital allocation, and the Bank’s total cost of deposits. The Community Banking segment further allocates to the National Lending segment noninterest expense for deposit gathering and maintenance costs and the Bank’s corporate overhead. The provision for credit losses is allocated based on actual charge‑offs for the period as well as net portfolio growth and credit quality trends. All costs associated with investing the Bank’s excess liquidity and acquisition, integration and reorganization costs are housed in the Community Banking segment. Noninterest income and noninterest expense, including lending and loan servicing activity, directly attributable to a segment are assigned to such segment.
The following tables present information regarding our business segments as of and for the years indicated:

	December 31, 2014
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,401,129	$8,455,849	$25,454	$11,882,432
Allowance for loan and lease losses	(48,253)	(36,202)	—	(84,455)
Total loans and leases, net	$3,352,876	$8,419,647	$25,454	$11,797,977
Goodwill(1)	$326,078	$1,394,401	$—	$1,720,479
Core deposit and customer relationship intangibles, net	16,306	898	—	17,204
Total assets	6,512,313	9,483,601	238,886	16,234,800
Total deposits(2)	12,030,436	33,179	(308,487)	11,755,128
________________________

(1)	The increase in the goodwill for the Community Banking segment and National Lending segment during 2014 was due primarily to $1.5 billion from the CapitalSource merger.

(2)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2013
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,837,475	$474,877	$—	$4,312,352
Allowance for loan and lease losses	(75,498)	(6,536)	—	(82,034)
Total loans and leases, net	$3,761,977	$468,341	$—	$4,230,318
Goodwill(1)	$183,065	$25,678	$—	$208,743
Core deposit and customer relationship intangibles, net	15,331	1,917	—	17,248
Total assets	6,004,067	519,675	9,621	6,533,363
Total deposits(2)	5,302,822	—	(21,835)	5,280,987
________________________

(1)	The increase in the Community Banking segment's goodwill during 2013 was due primarily to $129.1 million from the FCAL acquisition.

(2)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Year Ended December 31, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$279,671	$422,677	$2,427	$704,775
Interest expense	(27,598)	(230)	(14,570)	(42,398)
Intersegment interest income (expense)	15,716	(15,716)	—	—
Net interest income (expense)	267,789	406,731	(12,143)	662,377
Negative provision (provision) for credit losses	21,311	(32,810)	—	(11,499)
Gain on securities	4,841	—	—	4,841
FDIC loss sharing expense	(31,730)	—	—	(31,730)
Other noninterest income	25,168	34,215	9,693	69,076
Total noninterest income	(1,721)	34,215	9,693	42,187
Foreclosed assets (expense) income, net	(5,685)	(302)	586	(5,401)
Intangible asset amortization	(5,745)	(523)	—	(6,268)
Acquisition, integration and reorganization costs	(89,888)	(10,073)	(1,055)	(101,016)
Other noninterest expense	(198,921)	(80,418)	(16,720)	(296,059)
Total noninterest expense	(300,239)	(91,316)	(17,189)	(408,744)
Intersegment noninterest income (expense)	71,897	(71,897)	—	—
Total noninterest expense - adjusted	(228,342)	(163,213)	(17,189)	(408,744)
Earnings from continuing operations before taxes	59,037	244,923	(19,639)	284,321
Income tax (expense) benefit	(27,370)	(97,853)	11,370	(113,853)
Net earnings (loss) from continuing operations	31,667	147,070	(8,269)	170,468
Loss from discontinued operations before taxes	(2,677)	—	—	(2,677)
Income tax benefit	1,114	—	—	1,114
Net loss from discontinued operations	(1,563)	—	—	(1,563)
Net earnings (loss)	$30,104	$147,070	$(8,269)	$168,905

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$261,492	$48,422	$—	$309,914
Interest expense	(7,873)	(532)	(3,796)	(12,201)
Intersegment interest income (expense)	1,525	(1,525)	—	—
Net interest income	255,144	46,365	(3,796)	297,713
Negative provision (provision) for credit losses	8,079	(3,869)	—	4,210
Gain on securities	137	—	5,222	5,359
FDIC loss sharing expense	(26,172)	—	—	(26,172)
Other noninterest income	21,395	3,558	104	25,057
Total noninterest income	(4,640)	3,558	5,326	4,244
Foreclosed assets income, net	1,503	—	—	1,503
Intangible asset amortization	(4,748)	(654)	—	(5,402)
Acquisition, integration and reorganization costs	(40,552)	—	(260)	(40,812)
Other noninterest expense	(156,600)	(23,575)	(5,801)	(185,976)
Total noninterest expense	(200,397)	(24,229)	(6,061)	(230,687)
Earnings (loss) from continuing operations before taxes	58,186	21,825	(4,531)	75,480
Income tax (expense) benefit	(24,940)	(9,101)	4,038	(30,003)
Net earnings from continuing operations	33,246	12,724	(493)	45,477
Loss from discontinued operations before taxes	(620)	—	—	(620)
Income tax benefit	258	—	—	258
Net loss from discontinued operations	(362)	—	—	(362)
Net earnings (loss)	$32,884	$12,724	$(493)	$45,115

	Year Ended December 31, 2012
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$251,720	$44,395	$—	$296,115
Interest expense	(15,043)	(884)	(3,721)	(19,648)
Intersegment interest income (expense)	2,055	(2,055)	—	—
Net interest income	238,732	41,456	(3,721)	276,467
Negative provision (provision) for credit losses	14,585	(1,766)	—	12,819
Gain on securities	1,239	—	—	1,239
FDIC loss sharing expense	(10,070)	—	—	(10,070)
Other noninterest income	20,572	4,017	114	24,703
Total noninterest income	11,741	4,017	114	15,872
Foreclosed assets expense, net	(10,931)	—	—	(10,931)
Intangible asset amortization	(5,898)	(428)	—	(6,326)
Acquisition, integration and reorganization costs	(4,089)	—	—	(4,089)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(138,640)	(23,502)	(5,576)	(167,718)
Total noninterest expense	(183,753)	(23,930)	(3,979)	(211,662)
Earnings (loss) before taxes	81,305	19,777	(7,586)	93,496
Income tax (expense) benefit	(31,542)	(8,327)	3,174	(36,695)
Net earnings (loss)	$49,763	$11,450	$(4,412)	$56,801

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 22. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
The following tables present the parent company only condensed balance sheets and the related condensed statements of earnings and condensed statements of cash flows as of and for the years indicated:

Parent Company Only	December 31,
Condensed Balance Sheets	2014	2013
	(In thousands)
Assets:
Cash and due from banks	$309,220	$21,835
Investments in subsidiaries	3,119,642	911,200
Other assets	212,157	10,341
Total assets	$3,641,019	$943,376
Liabilities:
Subordinated debentures	$133,232	$132,645
Other liabilities	1,362	1,638
Total liabilities	134,594	134,283
Stockholders’ equity	3,506,425	809,093
Total liabilities and stockholders’ equity	$3,641,019	$943,376

Parent Company Only	December 31,
Condensed Statement of Earnings	2014	2013	2012
	(In thousands)
Miscellaneous income	$122	$104	$114
Acquisition‑related securities gain	—	5,222	—
Debt termination income	—	—	1,597
Dividends from Bank subsidiary	137,000	48,000	50,000
Total income	137,122	53,326	51,711
Interest expense	4,211	3,796	3,721
Operating expenses	8,105	6,061	5,576
Total expenses	12,316	9,857	9,297
Earnings before income taxes and equity in undistributed earnings of subsidiaries	124,806	43,469	42,414
Income tax benefit	5,164	4,038	3,174
Earnings before equity in undistributed earnings of subsidiaries	129,970	47,507	45,588
Equity in undistributed earnings of subsidiaries	38,935	(2,392)	11,213
Net earnings	$168,905	$45,115	$56,801

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Parent Company Only	December 31,
Condensed Statements of Cash Flows	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net earnings	$168,905	$45,115	$56,801
Adjustments to reconcile net earnings to net cash provided by operating activities:
Acquisition‑related securities gain	—	(5,222)	—
Change in other assets	39,874	(609)	711
Change in liabilities	310	4,932	(4,122)
Tax effect in stockholders’ equity of restricted stock vesting	4,625	(364)	(102)
Earned stock compensation	41,099	441	715
Equity in undistributed (earnings) losses of subsidiaries	(38,935)	2,392	(11,213)
Net cash provided by operating activities	215,878	46,685	42,790
Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition	226,960	857	—
Purchases of securities available‑for‑sale	—	—	(1,500)
Net cash provided by (used in) investing activities	226,960	857	(1,500)
Cash flows from financing activities:
Redemptions of subordinated debentures	—	—	(18,558)
Tax effect in stockholders’ equity of restricted stock vesting	(4,625)	364	102
Restricted stock surrendered	(22,307)	(13,537)	(1,475)
Cash dividends paid, net	(114,162)	(41,006)	(28,787)
Net cash used in financing activities	(141,094)	(54,179)	(48,718)
Net increase (decrease) in cash and cash equivalents	301,744	(6,637)	(7,428)
Cash and cash equivalents, beginning of year	21,835	28,472	35,900
Cash and cash equivalents, end of year	$323,579	$21,835	$28,472
Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$2,594,070	$242,268	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands, except per share data)
Interest income	$209,696	$202,356	$204,363	$88,360
Interest expense	(14,713)	(13,510)	(11,830)	(2,345)
Net interest income	194,983	188,846	192,533	86,015
(Provision) negative provision for credit losses	(2,063)	(5,050)	(5,030)	644
FDIC loss sharing expense, net	(4,360)	(7,415)	(8,525)	(11,430)
Gain on securities	—	—	89	4,752
Other noninterest income	17,063	23,729	16,915	11,369
Total noninterest income	12,703	16,314	8,479	4,691
Foreclosed assets (expense) income, net	(1,938)	(4,827)	(497)	1,861
Acquisition, integration and reorganization costs	(7,381)	(5,193)	(86,242)	(2,200)
Other noninterest expense	(83,021)	(85,609)	(83,167)	(50,530)
Total noninterest expense	(92,340)	(95,629)	(169,906)	(50,869)
Earnings from continuing operations before income taxes	113,283	104,481	26,076	40,481
Income tax expense	(42,226)	(42,205)	(14,846)	(14,576)
Net earnings from continuing operations	71,057	62,276	11,230	25,905
Loss from discontinued operations before income taxes	(105)	(8)	(1,151)	(1,413)
Income tax benefit	47	3	476	588
Net loss from discontinued operations	(58)	(5)	(675)	(825)
Net earnings	$70,999	$62,271	$10,555	$25,080
Basic earnings per share:
Net earnings from continuing operations	$0.69	$0.60	$0.11	$0.57
Net earnings	$0.69	$0.60	$0.10	$0.55
Diluted earnings per share:
Net earnings from continuing operations	$0.69	$0.60	$0.11	$0.57
Net earnings	$0.69	$0.60	$0.10	$0.55

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands, except per share data)
Interest income	$83,856	$85,158	$71,631	$69,269
Interest expense	(2,598)	(2,869)	(3,158)	(3,576)
Net interest income	81,258	82,289	68,473	65,693
Negative provision (provision) for credit losses	1,338	4,167	1,842	(3,137)
FDIC loss sharing expense, net	(10,593)	(7,032)	(5,410)	(3,137)
(Loss) gain on securities	(272)	5,222	—	409
Other noninterest income	6,939	6,937	5,613	5,568
Total noninterest income	(3,926)	5,127	203	2,840
Foreclosed assets income, net	569	420	14	500
Acquisition, integration and reorganization costs	(16,673)	(5,450)	(17,997)	(692)
Other noninterest expense	(49,984)	(51,170)	(46,233)	(43,991)
Total noninterest expense	(66,088)	(56,200)	(64,216)	(44,183)
Earnings from continuing operations before income taxes	12,582	35,383	6,302	21,213
Income tax expense	(9,135)	(11,243)	(1,906)	(7,719)
Net earnings from continuing operations	3,447	24,140	4,396	13,494
(Loss) earnings from discontinued operations before income taxes	(578)	39	(81)	—
Income tax benefit (expense)	240	(16)	34	—
Net (loss) earnings from discontinued operations	(338)	23	(47)	—
Net earnings	$3,109	$24,163	$4,349	$13,494
Basic earnings per share:
Net earnings from continuing operations	$0.07	$0.53	$0.11	$0.37
Net earnings	$0.06	$0.53	$0.11	$0.37
Diluted earnings per share:
Net earnings from continuing operations	$0.07	$0.53	$0.11	$0.37
Net earnings	$0.06	$0.53	$0.11	$0.37
NOTE 24. RELATED PARTY TRANSACTIONS
Castle Creek Financial LLC, or Castle Creek Financial, is an affiliate of Castle Creek Capital LLC, which the Company's Chairman of the Board, Mr. Eggemeyer, is co-founder and chief executive. During 2014, the Bank paid an advisory fee of $9 million to Castle Creek Financial in connection with the CapitalSource Inc. merger. During 2013, the Bank paid an advisory fee of $1.3 million to Castle Creek Financial in connection with the FCAL acquisition. During 2012, the Bank paid an advisory fee of $448,000 to Castle Creek Financial in connection with the American Perspective Bank acquisition. On August 6, 2014, the services agreement dated May 8, 2011, between the Company and Castle Creek Financial was terminated.
NOTE 25. SUBSEQUENT EVENTS
On February 11, 2015, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on March 5, 2015 to stockholders of record at the close of business on February 23, 2015.
We have evaluated events that have occurred subsequent to December 31, 2014 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
(c) Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Item 1. Business-Available Information.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements
The consolidated financial statements of PacWest Bancorp and its subsidiaries and independent auditors’ report are included in Item 8 under Part II of this Form 10‑K.

2.	Financial Statement Schedules
All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits
The following documents are included or incorporated by reference in this Annual Report on Form 10‑K:

2.1	Agreement and Plan of Merger dated as of July 22, 2013 by and between PacWest Bancorp and CapitalSource Inc. (Exhibit 2.1 to Form 8‑K filed on July 26, 2013 and incorporated herein by reference).

2.2
Amendment No. 1 to Agreement and Plan of Merger dated as of December 20, 2013 by and between PacWest Bancorp and CapitalSource Inc. (Exhibit 2.1 to Form 8‑K filed on December 20, 2013 and incorporated herein by reference).

3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware Corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8‑K filed on May 14, 2008 and incorporated herein by this reference).
3.2
Certificate of Amendment of Certificate of Incorporation of PacWest Bancorp, a Delaware Corporation, dated May 14, 2010 (Exhibit 3.1 to Form 8‑K filed on May 14, 2010 and incorporated herein by this reference).

3.3	Certificate of Merger filed with the Delaware Secretary of State, dated April 7, 2014.
3.4	Certificate of Correction of Certificate of Merger filed with the Delaware Secretary of State, dated April 14, 2014.
3.5	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
4.1
PacWest Bancorp Tax Asset Protection Plan, dated as of April 7, 2014, between PacWest Bancorp and Wells Fargo Bank, National Association (Exhibit 4.1 to Form 8‑K filed on April 8, 2014 and incorporated herein by this reference).

4.2	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4) (iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
10.1*	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, dated December 11, 2014 (Exhibit 10.2 to Form 8-K filed on December 16, 2014 and incorporated herein by this reference).
10.2*
Executive Severance Pay Plan, as amended and restated effective December 11, 2014, applicable to the executive officers of PacWest Bancorp and certain senior officers of PacWest Bancorp and its subsidiaries (Exhibit 10.1 to Form 8‑K filed on December 16, 2014 and incorporated herein by this reference).

10.3*
2007 Executive Incentive Plan, as amended and restated, effective May 11, 2010 (pages A‑1 to A‑5 of the Company’s Definitive Proxy Statement filed on April 9, 2010 and incorporated herein by this reference).

10.4*	Indemnification Agreement, as amended, applicable to the directors and executive officers of the Company (Exhibit 10.24 to Form 10‑K filed on March 12, 2004 and incorporated herein by this reference).
10.5*
Form of Stock Award Agreement and Grant Notice pursuant to the Company’s 2003 Stock Incentive Plan, as amended (Exhibit 10.5 to Form 10‑K filed on March 2, 2009 and incorporated herein by this reference).

10.6*
PacWest Bancorp Clawback Policy, dated as of December 11, 2014, applicable to the executive officers of PacWest Bancorp and certain senior officers of PacWest Bancorp and its subsidiaries (Exhibit 10.3 to Form 8-K filed on December 16, 2014 and incorporated herein by this reference).

10.7*	Separation Agreement by and between PacWest Bancorp and Jared M. Wolff, dated as of November 17, 2014 (Filed herewith).
10.8
Stock Purchase Agreement, by and between PacWest Bancorp and CapGen Capital Group II LP, dated August 29, 2008 (Exhibit 10.1 to Form 8‑K filed on September 4, 2008 and incorporated herein by this reference).

10.9
Purchase and Assumption Agreement, dated as of August 28, 2009, between Federal Deposit Insurance Corporation and Pacific Western Bank (Exhibit 2.1 to Form 8‑K filed on September 2, 2009 and incorporated herein by this reference).

10.10
Purchase and Assumption Agreement, dated as of August 20, 2010, between Federal Deposit Insurance Corporation and Pacific Western Bank (Exhibit 2.1 to Form 8‑K filed on August 26, 2010 and incorporated herein by this reference).

11.1
Statement re: Computation of Per Share Earnings (See Note 16 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K).

12.1	Statement re: Computation of Ratios (See “Item 6. Selected Financial Data” of this Annual Report on Form 10‑K).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2014, 2013, and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.)

_________________________

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

PACWEST Bancorp
Dated:	February 27, 2015	By:	/s/ Matthew P. Wagner Matthew P. Wagner (Chief Executive Officer)
POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John M. Eggemeyer, Matthew P. Wagner, Victor R. Santoro and Kori L. Ogrosky, and each of them severally, his or her true and lawful attorney‑in‑fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10‑K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys‑in‑fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	February 27, 2015

/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ VICTOR R. SANTORO Victor R. Santoro	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	February 27, 2015

/s/ BARRY C. FITZPARTICK Barry C. Fitzpatrick	Director	February 27, 2015

/s/ ANDREW B. FREMDER Andrew B. Fremder	Director	February 27, 2015

/s/ C. WILLIAM HOSLER C. William Hosler	Director	February 27, 2015

/s/ SUSAN E. LESTER Susan E. Lester	Director	February 27, 2015

/s/ DOUGLAS H. LOWREY Douglas H. Lowrey	Director	February 27, 2015

/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	February 27, 2015

/s/ ROGER H. MOLVAR Roger H. Molvar	Director	February 27, 2015

/s/ JAMES J. PIECZYNSKI James J. Pieczynski	Director	February 27, 2015

/s/ DANIEL B. PLATT Daniel B. Platt	Director	February 27, 2015

/s/ ROBERT A. STINE Robert A. Stine	Director	February 27, 2015