Form 10-Q
period 2015-03-31
PACWEST BANCORP
filed 2015-05-08
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of April 29, 2015, there were 101,855,519 shares of the registrant's common stock outstanding, excluding 1,129,445 shares of unvested restricted stock.

PACWEST BANCORP

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$140,873	$164,757
Interest-earning deposits in financial institutions	250,981	148,469
Total cash and cash equivalents	391,854	313,226
Securities available-for-sale, at fair value	1,595,409	1,567,177
Federal Home Loan Bank stock, at cost	28,905	40,609
Total investment securities	1,624,314	1,607,786
Gross loans and leases	12,302,292	11,904,684
Deferred fees and costs	(30,126)	(22,252)
Allowance for loan and lease losses	(92,378)	(84,455)
Total loans and leases, net	12,179,788	11,797,977
Equipment leased to others under operating leases	119,959	122,506
Premises and equipment, net	36,022	36,551
Foreclosed assets, net	35,940	43,721
Goodwill	1,728,380	1,720,479
Core deposit and customer relationship intangibles, net	15,703	17,204
Deferred tax asset, net	236,065	284,411
Other assets	275,915	290,744
Total assets	$16,643,940	$16,234,605

LIABILITIES:
Noninterest-bearing deposits	$3,029,463	$2,931,352
Interest-bearing deposits	8,904,712	8,823,776
Total deposits	11,934,175	11,755,128
Borrowings	618,156	383,402
Subordinated debentures	431,448	433,583
Accrued interest payable and other liabilities	126,800	156,262
Total liabilities	13,110,579	12,728,375
Commitments and contingencies (Note 10)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2015 and December 31, 2014; 104,241,437 and 104,219,197 shares issued, respectively, including 1,129,445 and 1,108,505 shares of unvested restricted stock, respectively)	1,042	1,042
Additional paid-in capital	3,758,855	3,807,167
Accumulated deficit	(212,633)	(285,712)
Treasury stock, at cost (1,197,180 shares at March 31, 2015 and December 31, 2014)	(42,647)	(42,647)
Accumulated other comprehensive income, net	28,744	26,380
Total stockholders' equity	3,533,361	3,506,230
Total liabilities and stockholders' equity	$16,643,940	$16,234,605

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$202,097	$197,472	$77,463
Investment securities	12,195	12,205	10,823
Deposits in financial institutions	22	19	74
Total interest income	214,314	209,696	88,360
Interest expense:
Deposits	10,479	9,972	1,225
Borrowings	235	144	79
Subordinated debentures	4,525	4,597	1,041
Total interest expense	15,239	14,713	2,345
Net interest income	199,075	194,983	86,015
Provision (negative provision) for credit losses	16,434	2,063	(644)
Net interest income after provision (negative provision) for credit losses	182,641	192,920	86,659
Noninterest income:
Service charges on deposit accounts	2,574	2,787	3,002
Other commissions and fees	5,396	4,556	1,932
Leased equipment income	5,382	5,382	—
Gain on sale of loans and leases	—	7	106
Gain on securities	3,275	—	4,752
FDIC loss sharing expense, net	(4,399)	(4,360)	(11,430)
Other income	8,643	4,331	6,329
Total noninterest income	20,871	12,703	4,691
Noninterest expense:
Compensation	47,737	45,930	28,627
Occupancy	10,600	10,745	7,595
Data processing	4,308	4,050	2,540
Other professional services	3,221	3,181	1,523
Insurance and assessments	3,025	3,115	1,593
Intangible asset amortization	1,501	1,619	1,364
Leased equipment depreciation	3,103	3,103	—
Foreclosed assets expense (income), net	336	1,938	(1,861)
Acquisition, integration and reorganization costs	2,000	7,381	2,200
Other expense	8,529	10,243	6,583
Total noninterest expense	84,360	91,305	50,164
Earnings from continuing operations before taxes	119,152	114,318	41,186
Income tax expense	(46,073)	(43,261)	(15,281)
Net earnings from continuing operations	73,079	71,057	25,905
Loss from discontinued operations before taxes	—	(105)	(1,413)
Income tax benefit	—	47	588
Net loss from discontinued operations	—	(58)	(825)
Net earnings	$73,079	$70,999	$25,080
Basic earnings per share:
Net earnings from continuing operations	$0.71	$0.69	$0.57
Net earnings	$0.71	$0.69	$0.55
Diluted earnings per share:
Net earnings from continuing operations	$0.71	$0.69	$0.57
Net earnings	$0.71	$0.69	$0.55
Dividends declared per share	$0.50	$0.50	$0.25

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(Unaudited)
	(In thousands)
Net earnings	$73,079	$70,999	$25,080
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale	7,363	9,523	22,291
Income tax expense related to unrealized holding gains arising during the period	(3,105)	(3,964)	(9,363)
Unrealized holding gains on securities available-for-sale, net of tax	4,258	5,559	12,928
Reclassification adjustment for gains included in net earnings (1)	(3,275)	—	(4,752)
Income tax expense related to reclassification adjustment	1,381	—	1,996
Reclassification adjustment for gains included in net earnings, net of tax	(1,894)	—	(2,756)
Other comprehensive income, net of tax	2,364	5,559	10,172
Comprehensive income	$75,443	$76,558	$35,252
___________________________________

(1)	Entire amounts are recognized in "Gain on securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2015
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(Unaudited)
	(Dollars in thousands, except share data)
Balance, December 31, 2014	103,022,017	1,042	3,807,167	(285,712)	(42,647)	26,380	3,506,230
Net earnings	—	—	—	73,079	—	—	73,079
Other comprehensive income - net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	2,364	2,364
Restricted stock awarded and earned stock compensation, net of shares forfeited	20,940	—	3,112	—	—	—	3,112
Dividend reinvestment	1,300	—	58	—	—	—	58
Cash dividends paid	—	—	(51,482)	—	—	—	(51,482)
Balance, March 31, 2015	103,044,257	$1,042	$3,758,855	$(212,633)	$(42,647)	$28,744	$3,533,361

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$73,079	$25,080
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,648	6,653
Provision (negative provision) for credit losses	16,434	(644)
Loss (gain) on sale of foreclosed assets	106	(2,323)
Provision for losses on foreclosed assets	124	94
Gain on sale of loans and leases	—	(106)
Gain on sale of premises and equipment	(3)	(1,571)
Gain on sale of securities	(3,275)	(4,752)
Unrealized gain on derivatives and foreign currencies, net	(2,715)	—
Earned stock compensation	3,112	1,611
Tax effect included in stockholders' equity of restricted stock vesting	—	(1,110)
Increase in accrued and deferred income taxes, net	38,722	19,679
Decrease in other assets	19,356	4,740
Decrease in accrued interest payable and other liabilities	(29,102)	(20,107)
Net cash provided by operating activities	126,486	27,244

Cash flows from investing activities:
Net (increase) decrease in loan and leases	(403,438)	149,440
Proceeds from sale of loans and leases	—	1,128
Securities available-for-sale:
Proceeds from maturities and paydowns	27,547	33,860
Proceeds from sales	144,945	142,041
Purchases	(196,568)	(140,048)
Net redemptions of Federal Home Loan Bank stock	11,704	2,939
Proceeds from sales of foreclosed assets	7,945	7,209
Purchases of premises and equipment, net	(1,490)	(1,115)
Proceeds from sales of premises and equipment	29	3,753
Net cash (used in) provided by investing activities	(409,326)	199,207

Cash flows from financing activities:
Net increase in deposits:
Noninterest-bearing	97,224	73,163
Interest-bearing	80,914	15,258
Net increase (decrease) in borrowings	234,754	(107,953)
Restricted stock surrendered	—	(2,058)
Tax effect included in stockholders' equity of restricted vesting stock	—	1,110
Cash dividends paid	(51,424)	(11,306)
Net cash provided by (used in) financing activities	361,468	(31,786)
Net increase in cash and cash equivalents	78,628	194,665
Cash and cash equivalents at beginning of period	313,226	147,422
Cash and cash equivalents at end of period	$391,854	$342,087

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,334	$2,483
Cash received for income taxes	(7,695)	(5,693)
Loans transferred to foreclosed assets	394	13

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Organization
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles‑based wholly owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.” When we say “we,” “our,” or the “Company,” we mean PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the holding company, we are referring to PacWest Bancorp, the parent company, on a stand‑alone basis. As of March 31, 2015, we had total assets of $16.6 billion, gross loans and leases of $12.3 billion, total deposits of $11.9 billion and total stockholders' equity of $3.5 billion.
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including accepting demand, money market, and time deposits and originating loans and leases, including an array of commercial real estate loans and commercial lending products. The Bank strives to attract locally generated and relationship-based deposits, with 80 full-service branches located primarily in Southern California, extending from San Diego County to California’s Central Coast. The Bank also operates three banking offices in the San Francisco Bay area and four banking offices in the Central Valley. Our targeted collateral for real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties. Our commercial loan products include equipment loans and leases, asset-based loans, loans to finance companies, and loans secured by borrower future cash flows.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, and cash flow loans and providing real estate loans secured by various property types. The Bank's leasing operation, Pacific Western Equipment Finance, and its group specializing in asset-based lending, CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial), are part of the CapitalSource Division. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of the Bank that specializes in middle-market lending on a nationwide basis.
We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including foreign exchange services. Our major operating expenses include interest paid by the Bank on deposits and borrowings, compensation and general operating expenses.
We have completed 27 acquisitions from May 2000 through March 31, 2015, including the acquisition of CapitalSource Inc. Since 2000, our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 3, Acquisitions, for more information about the CapitalSource Inc. merger.
Square 1 Financial, Inc. Merger Announcement
On March 2, 2015, PacWest announced the signing of an agreement and plan of merger (the “Agreement”) whereby PacWest and Square 1 Financial, Inc. (“Square 1”) will merge in a transaction valued at approximately $849 million. The surviving company will be PacWest Bancorp and the surviving subsidiary bank will be Pacific Western Bank. The Square 1 lending operations will continue to do business under the name Square 1 as a division of Pacific Western Bank.
Under the terms of the Agreement, Square 1 stockholders will receive 0.5997 shares of PacWest common stock for each share of Square 1 common stock. The total value of the per share merger consideration is $27.49, based on the $45.84 closing price of PacWest common stock on February 27, 2015, the last trading day before the transaction was announced.
As of December 31, 2014, on a pro forma consolidated basis, after giving effect to the Square 1 merger, the Company would have had approximately $19.8 billion in assets with 80 branches throughout California and one branch in North Carolina.
The transaction, currently expected to close in the fourth quarter of 2015, is subject to customary conditions, including the approval of bank regulatory authorities and the Square 1 stockholders.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission ("Form 10-K").
Accounting Standard Adopted in 2015
Effective January 1, 2015, the Company adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit. As a result of the adoption of this new guidance, the Company made an accounting policy election to amortize the initial cost of its qualifying investments in proportion to the tax credits and other benefits received and to present the amortization as a component of income tax expense, referred to as the proportional amortization method. Previously, investments in low-income housing tax credits were accounted for under the equity method and such amortization was presented in other expense. The guidance was required to be applied retrospectively and accordingly, prior period amounts for other expense and tax expense have been revised to conform with the current period presentation. The revised amortization amounts for prior periods were not material.
The retrospective application of the adoption of the new accounting guidance for the proportional amortization method resulted in a cumulative effect on retained earnings of a reduction of $195,000.
Basis of Presentation
Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.
The accompanying financial statements reflect our consolidated accounts. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value and useful lives of intangible assets, the carrying value of the FDIC loss sharing asset, the realization of deferred tax assets, and the fair value estimates of assets acquired and liabilities assumed in acquisitions. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
As described in Note 3, Acquisitions, the acquired assets and liabilities of CapitalSource Inc. were measured at their estimated fair values. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period's presentation format. On the statements of earnings, the "Other expense" category includes loan-related legal expenses which were previously reported within the "Other professional services" category. On the balance sheets, the "Other assets" category includes "FDIC loss sharing asset," which was previously reported as a separate category. These reclassifications did not affect previously reported net earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2.  Discontinued Operations
Discontinued operations include the income and expense related to Electronic Payment Services ("EPS"), a discontinued division of the Bank acquired in connection with the First California Financial Group, Inc. ("FCAL") acquisition. Liabilities of the EPS division were $20.4 million and $21.3 million at March 31, 2015 and December 31, 2014, and consisted primarily of noninterest‑bearing deposits, and are included in the condensed consolidated balance sheets under the caption “Accrued interest payable and other liabilities.” For segment reporting purposes, the EPS division is included in our Community Banking segment.
Note 3.  Acquisitions
The following assets acquired and liabilities assumed of CapitalSource Inc. are presented at estimated fair value as of its acquisition date:

Acquisition and Date Acquired
CapitalSource Inc.
April 7, 2014
(In thousands)
Assets Acquired:
Cash and due from banks	$768,553
Interest‑earning deposits in financial institutions	60,612
Investment securities available‑for‑sale	382,797
FHLB stock	46,060
Loans and leases	6,877,427
Equipment leased to others under operating leases	160,015
Premises and equipment	12,663
Foreclosed assets	6,382
Income tax assets	304,856
Goodwill	1,526,282
Core deposit and customer relationship intangibles	6,720
Other assets(1)	582,985
Total assets acquired	$10,735,352
Liabilities Assumed:
Noninterest‑bearing deposits	$4,631
Interest‑bearing deposits	6,236,419
Other borrowings	992,109
Subordinated debentures	300,918
Accrued interest payable and other liabilities	124,087
Total liabilities assumed	$7,658,164
Total consideration paid	$3,077,188
Summary of consideration:
Cash paid	$483,118
PacWest common stock issued	2,594,070
Total	$3,077,188
___________________

(1)	Includes a $484 million receivable for securities sales proceeds.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

CapitalSource Inc. Merger
We acquired CapitalSource Inc. on April 7, 2014. As part of the merger, CapitalSource Bank (“CSB”), a wholly owned subsidiary of CapitalSource Inc., merged with and into Pacific Western Bank. We completed the merger in order to augment our loan and lease generation capabilities and to diversify our loan portfolio.
At closing, we created the CapitalSource Division of the Bank. The CapitalSource Division provides a full spectrum of financing solutions across numerous industries and property types to middle market businesses nationwide. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of the Bank that lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, and cash flow loans and providing real estate loans secured by various property types.
The CapitalSource Inc. merger has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the merger date. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. The application of the acquisition method of accounting resulted in goodwill of $1.5 billion. All of the recognized goodwill was non‑deductible for tax purposes.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4.  Goodwill and Other Intangible Assets
Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Our intangible assets with definite lives are core deposit intangibles ("CDI") and customer relationship intangibles ("CRI"). In the first quarter of 2015, we finalized the estimated fair value of the deferred tax assets acquired in the CapitalSource Inc. merger which resulted in a $7.9 million decrease with a corresponding adjustment to increase goodwill.
Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in “Noninterest expense” in the condensed consolidated statements of earnings.
CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI is 4.3 years. The aggregate CDI and CRI amortization expense is expected to be $6.0 million for 2015. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $4.1 million for 2016, $2.3 million for 2017, $2.0 million for 2018, $1.7 million for 2019, and $953,000 for 2020.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2014	$1,720,479
To adjust acquired CapitalSource Inc. deferred tax assets	7,901
Balance, March 31, 2015	$1,728,380
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
	(In thousands)
Gross Amount of CDI and CRI:
Balance, end of period	$53,090	$53,090	$48,963
Accumulated Amortization:
Balance, beginning of period	(35,886)	(34,267)	(31,715)
Amortization	(1,501)	(1,619)	(1,364)
Balance, end of period	(37,387)	(35,886)	(33,079)
Net CDI and CRI, end of period	$15,703	$17,204	$15,884

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Investment Securities
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and carrying values of securities available-for-sale as of the dates indicated:

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and
government-sponsored enterprise
pass-through securities	$439,696	$19,327	$(131)	$458,892	$515,902	$20,142	$(372)	$535,672
Government agency and
government-sponsored enterprise
collateralized mortgage obligations	269,766	6,909	(451)	276,224	275,513	3,513	(1,080)	277,946
Covered private label collateralized
mortgage obligations	26,496	7,014	(66)	33,444	26,889	7,153	(95)	33,947
Other private label collateralized
mortgage obligations	9,645	52	(47)	9,650	10,961	46	(93)	10,914
Municipal securities	579,344	15,708	(2,199)	592,853	521,499	15,899	(1,282)	536,116
Corporate debt securities	47,485	683	(423)	47,745	110,074	597	(562)	110,109
Collateralized loan obligations	112,883	922	—	113,805	—	—	—	—
Government-sponsored enterprise debt
securities	36,249	1,156	—	37,405	36,232	525	—	36,757
Other securities	25,451	34	(94)	25,391	25,801	33	(118)	25,716
Total	$1,547,015	$51,805	$(3,411)	$1,595,409	$1,522,871	$47,908	$(3,602)	$1,567,177
Other securities consist primarily of asset‑backed securities. See Note 11, Fair Value Measurements, for information on fair value measurements and methodology.
As of March 31, 2015, securities available‑for‑sale with a carrying value of $354.7 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the three months ended March 31, 2015 and 2014, we purchased $196.6 million and $140.0 million in securities available-for-sale.
During the three months ended March 31, 2015, we sold $13.9 million of Texas municipal securities for an $883,000 gain, $67.5 million in corporate debt securities for a realized loss of $232,000 and $60.3 million in government agency and government-sponsored enterprise ("GSE") pass-through securities for a realized gross gain of $2.6 million. These securities were sold as part of our investment portfolio risk management activities. During the three months ended March 31, 2014, we sold $137.3 million in GSE pass through securities for which we realized a gross gain of $4.8 million. These securities were sold to take advantage of favorable market conditions for premium coupon seasoned GSE pass through securities. We redeployed the proceeds into single-maturity investments that were expected to perform better under the current market conditions.
Realized gains or losses resulting from the sale of securities are calculated using the specific identification method and included in gain on securities. During the three months ended March 31, 2015 and 2014, we had $4.3 million and $12.9 million of net unrealized after-tax gains as a component of accumulated other comprehensive income.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, as of the dates indicated:

	March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass-through
securities	$5,031	$(42)	$10,085	$(89)	$15,116	$(131)
Government agency and government-
sponsored enterprise collateralized
mortgage obligations	—	—	14,403	(451)	14,403	(451)
Covered private label collateralized
mortgage obligations	726	(6)	643	(60)	1,369	(66)
Other private label collateralized
mortgage obligations	1,206	(46)	360	(1)	1,566	(47)
Municipal securities	112,361	(1,277)	38,687	(922)	151,048	(2,199)
Corporate debt securities	25,104	(423)	—	—	25,104	(423)
Other securities	6,453	(72)	10,020	(22)	16,473	(94)
Total	$150,881	$(1,866)	$74,198	$(1,545)	$225,079	$(3,411)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We reviewed the securities that were in a loss position at March 31, 2015, and concluded their losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. We occasionally sell securities for risk management purposes to reduce risks related to price volatility and duration. We do not foresee having to sell these securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.
Contractual Maturities
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2015
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$18,358	$18,538
Due after one year through five years	76,173	76,515
Due after five years through ten years	276,933	287,023
Due after ten years	1,175,551	1,213,333
Total securities available-for-sale	$1,547,015	$1,595,409
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
FHLB Stock
At March 31, 2015, we had a $28.9 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. During the three months ended March 31, 2015, FHLB stock declined $11.7 million due primarily to $15.6 million in redemptions, offset partially by $3.9 million in purchases. We evaluated the carrying value of our FHLB stock investment at March 31, 2015, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Taxable interest	$7,473	$7,697	$6,920
Non-taxable interest	3,894	3,593	3,328
Dividend income	828	915	575
Total interest income on investment securities	$12,195	$12,205	$10,823

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6.  Loans and Leases
The Company’s loan and lease portfolio includes originated and purchased loans and leases. Originated loans and leases and purchased loans and leases for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that we would be able to collect all contractually required payments, are referred to collectively as non-purchased credit impaired loans, or "Non-PCI loans." Purchased loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and it was probable that we would be unable to collect all contractually required payments are referred to as purchased credit impaired loans, or "PCI loans".
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
PCI loans are accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality". For PCI loans, at the time of acquisition we (i) calculate the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (ii) estimate the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The difference between the undiscounted cash flows expected to be collected and the estimated fair value of the acquired loans is the accretable yield. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loan portfolio; such amount is subject to change over time based on the performance of such loans. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.
The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	March 31, 2015			December 31, 2014
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,601,937	$226,502	$5,828,439	$5,350,827	$256,489	$5,607,316
Real estate construction	331,108	1,897	333,005	309,162	6,924	316,086
Commercial	6,021,282	25,664	6,046,946	5,852,420	27,155	5,879,575
Consumer	93,619	283	93,902	101,423	284	101,707
Total gross loans and leases	12,047,946	254,346	12,302,292	11,613,832	290,852	11,904,684
Deferred fees and costs	(30,065)	(61)	(30,126)	(22,191)	(61)	(22,252)
Total loans and leases, net of deferred fees	12,017,881	254,285	12,272,166	11,591,641	290,791	11,882,432
Allowance for loan and lease losses	(79,680)	(12,698)	(92,378)	(70,456)	(13,999)	(84,455)
Total net loans and leases	$11,938,201	$241,587	$12,179,788	$11,521,185	$276,792	$11,797,977

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases by portfolio segment and PCI loans for the periods indicated:

	Three Months Ended March 31, 2015
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$25,097	$4,248	$39,858	$1,253	$70,456	$13,999	$84,455
Charge-offs	(1,453)	—	(8,395)	(63)	(9,911)	(579)	(10,490)
Recoveries	1,295	632	410	194	2,531	11	2,542
Provision (negative provision)	5,972	(2,707)	13,921	(582)	16,604	(733)	15,871
Balance, end of period	$30,911	$2,173	$45,794	$802	$79,680	$12,698	$92,378

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$1,500	$55	$10,493	$178	$12,226
Collectively evaluated for impairment	$29,411	$2,118	$35,301	$624	$67,454
Acquired loans with deteriorated credit quality						$12,698
Loan and Leases:
Ending balance	$5,588,430	$328,709	$6,007,067	$93,675	$12,017,881	$254,285	$12,272,166
The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$59,733	$8,639	$103,208	$3,729	$175,309
Collectively evaluated for impairment	$5,528,697	$320,070	$5,903,859	$89,946	$11,842,572
Acquired loans with deteriorated credit quality						$254,285

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2014
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$26,078	$4,298	$26,921	$2,944	$60,241	$21,793	$82,034
Charge-offs	(94)	—	(1,441)	(15)	(1,550)	—	(1,550)
Recoveries	261	24	377	27	689	51	740
Provision (negative provision)	(1,893)	(219)	1,883	829	600	(644)	(44)
Balance, end of period	$24,352	$4,103	$27,740	$3,785	$59,980	$21,200	$81,180

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$2,690	$251	$5,337	$387	$8,665
Collectively evaluated for impairment	$21,662	$3,852	$22,403	$3,398	$51,315
Acquired loans with deteriorated credit quality						$21,200
Loan and Leases:
Ending balance	$2,320,554	$240,073	$1,201,142	$66,782	$3,828,551	$332,516	$4,161,067
The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$58,532	$12,926	$17,792	$3,972	$93,222
Collectively evaluated for impairment	$2,262,022	$227,147	$1,183,350	$62,810	$3,735,329
Acquired loans with deteriorated credit quality						$332,516

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

	March 31, 2015			December 31, 2014
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$16,928	$595,161	$612,089	$17,761	$542,458	$560,219
SBA	10,919	377,857	388,776	11,141	364,786	375,927
Other	69,859	4,517,706	4,587,565	68,084	4,336,330	4,404,414
Total real estate mortgage	97,706	5,490,724	5,588,430	96,986	5,243,574	5,340,560
Real estate construction:
Residential	398	121,918	122,316	402	96,326	96,728
Commercial	1,456	204,937	206,393	3,346	207,061	210,407
Total real estate construction	1,854	326,855	328,709	3,748	303,387	307,135
Commercial:
Collateralized	21,265	373,123	394,388	22,433	416,754	439,187
Unsecured	1,267	142,047	143,314	1,323	130,501	131,824
Asset-based	11,304	1,708,473	1,719,777	11,547	1,783,304	1,794,851
Cash flow	105,763	2,687,421	2,793,184	83,321	2,376,530	2,459,851
Equipment finance	86,938	827,078	914,016	15,973	953,516	969,489
SBA	3,128	39,260	42,388	3,207	44,054	47,261
Total commercial	229,665	5,777,402	6,007,067	137,804	5,704,659	5,842,463
Consumer	3,957	89,718	93,675	4,073	97,410	101,483
Total Non-PCI loans and leases	$333,182	$11,684,699	$12,017,881	$242,611	$11,349,030	$11,591,641
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan and lease risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations. Risk rating downgrades generally result in higher allowances for credit losses.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2015
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$612,089	$612,089
SBA	5,582	5,487	11,069	377,707	388,776
Other	6,234	5,319	11,553	4,576,012	4,587,565
Total real estate mortgage	11,816	10,806	22,622	5,565,808	5,588,430
Real estate construction:
Residential	—	—	—	122,316	122,316
Commercial	—	—	—	206,393	206,393
Total real estate construction	—	—	—	328,709	328,709
Commercial:
Collateralized	1,782	424	2,206	392,182	394,388
Unsecured	—	16	16	143,298	143,314
Asset-based	—	—	—	1,719,777	1,719,777
Cash flow	—	—	—	2,793,184	2,793,184
Equipment finance	23,409	—	23,409	890,607	914,016
SBA	788	1,362	2,150	40,238	42,388
Total commercial	25,979	1,802	27,781	5,979,286	6,007,067
Consumer	9	3,196	3,205	90,470	93,675
Total Non-PCI loans and leases	$37,804	$15,804	$53,608	$11,964,273	$12,017,881

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2014
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$560,219	$560,219
SBA	5,530	4,357	9,887	366,040	375,927
Other	6,098	7,630	13,728	4,390,686	4,404,414
Total real estate mortgage	11,628	11,987	23,615	5,316,945	5,340,560
Real estate construction:
Residential	—	—	—	96,728	96,728
Commercial	—	715	715	209,692	210,407
Total real estate construction	—	715	715	306,420	307,135
Commercial:
Collateralized	878	965	1,843	437,344	439,187
Unsecured	69	45	114	131,710	131,824
Asset-based	—	—	—	1,794,851	1,794,851
Cash flow	—	232	232	2,459,619	2,459,851
Equipment finance	6,525	366	6,891	962,598	969,489
SBA	205	1,362	1,567	45,694	47,261
Total commercial	7,677	2,970	10,647	5,831,816	5,842,463
Consumer	101	3,146	3,247	98,236	101,483
Total Non-PCI loans and leases	$19,406	$18,818	$38,224	$11,553,417	$11,591,641
At March 31, 2015 and December 31, 2014, the Company had no loans and leases (excluding PCI loans) that were greater than 90 days past due and still accruing interest. It is the Company’s policy to discontinue accruing interest when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the judgment of management, there is a reasonable doubt as to the collectibility of a loan or lease in the normal course of business. Interest income on nonaccrual loans is recognized only to the extent cash is received and the principal balance of the loan is deemed collectible.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2015			December 31, 2014
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$8,088	$604,001	$612,089	$6,366	$553,853	$560,219
SBA	10,919	377,857	388,776	11,141	364,786	375,927
Other	18,328	4,569,237	4,587,565	20,105	4,384,309	4,404,414
Total real estate mortgage	37,335	5,551,095	5,588,430	37,612	5,302,948	5,340,560
Real estate construction:
Residential	379	121,937	122,316	381	96,347	96,728
Commercial	453	205,940	206,393	1,178	209,229	210,407
Total real estate construction	832	327,877	328,709	1,559	305,576	307,135
Commercial:
Collateralized	3,601	390,787	394,388	5,450	433,737	439,187
Unsecured	594	142,720	143,314	639	131,185	131,824
Asset-based	4,159	1,715,618	1,719,777	4,574	1,790,277	1,794,851
Cash flow	15,172	2,778,012	2,793,184	15,964	2,443,887	2,459,851
Equipment finance	71,039	842,977	914,016	11,131	958,358	969,489
SBA	3,128	39,260	42,388	3,207	44,054	47,261
Total commercial	97,693	5,909,374	6,007,067	40,965	5,801,498	5,842,463
Consumer	3,474	90,201	93,675	3,485	97,998	101,483
Total Non-PCI loans and leases	$139,334	$11,878,547	$12,017,881	$83,621	$11,508,020	$11,591,641
At March 31, 2015, nonaccrual loans and leases totaled $139.3 million. Nonaccrual loans and leases included all loans and leases 90 or more days past due of $15.8 million, $21.7 million of loans 30 to 89 days past due, and $101.8 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectibility. Nonaccrual loans and leases totaled $83.6 million at December 31, 2014, including all loans and leases 90 or more days past due of $18.8 million, $8.7 million of loans 30 to 89 days past due, and $56.1 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectibility. The increase in nonaccrual loans and leases generally, and equipment finance loans and leases specifically, was due to three relationships totaling $64.9 million that are related to the oil and gas industries and which have been adversely impacted by continued low oil prices.
Non‑PCI nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	March 31, 2015			December 31, 2014
		Performing	Total		Performing	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans/Leases	Loans	Loans/Leases	Loans/Leases	Loans	Loans/Leases
	(In thousands)
Real estate mortgage	$37,335	$22,398	$59,733	$37,612	$20,245	$57,857
Real estate construction	832	7,807	8,639	1,559	8,996	10,555
Commercial	97,693	5,515	103,208	40,965	5,744	46,709
Consumer	3,474	255	3,729	3,485	259	3,744
Total	$139,334	$35,975	$175,309	$83,621	$35,244	$118,865

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class as of and for the dates indicated:

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,930	$1,930	$31	$1,946	$1,945	$47
SBA	—	—	—	—	—	—
Other	12,986	13,169	1,469	9,136	9,233	646
Real estate construction:
Residential	759	759	41	763	763	46
Commercial	403	401	14	1,128	4,934	23
Commercial:
Collateralized	4,811	5,486	3,497	4,630	5,246	3,771
Unsecured	1,055	1,067	913	912	924	799
Asset-based	47	157	47	137	247	137
Cash flow	14,974	17,694	2,522	15,578	17,970	2,667
Equipment finance	9,347	9,764	3,514	6,956	7,268	2,601
SBA	—	—	—	—	—	—
Consumer	383	386	178	143	142	37
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$8,088	$10,096	$—	$6,366	$7,593	$—
SBA	10,919	15,030	—	11,141	14,708	—
Other	25,810	39,548	—	29,268	40,643	—
Real estate construction:
Residential	20	19	—	21	19	—
Commercial	7,457	7,571	—	8,643	8,749	—
Commercial:
Collateralized	3,324	4,234	—	5,566	6,877	—
Unsecured	519	564	—	725	809	—
Asset-based	4,111	5,220	—	4,436	5,415	—
Cash flow	198	735	—	387	919	—
Equipment finance	61,694	67,850	—	4,175	7,528	—
SBA	3,128	4,762	—	3,207	4,920	—
Consumer	3,346	3,506	—	3,601	3,768	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$59,733	$79,773	$1,500	$57,857	$74,122	$693
Real estate construction	8,639	8,750	55	10,555	14,465	69
Commercial	103,208	117,533	10,493	46,709	58,123	9,975
Consumer	3,729	3,892	178	3,744	3,910	37
Total	$175,309	$209,948	$12,226	$118,865	$150,620	$10,774

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2015		2014
	Weighted Average Balance(1)	Interest Income Recognized	Weighted Average Balance(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,930	$19	$5,658	$20
SBA	—	—	1,092	15
Other	12,783	136	16,174	119
Real estate construction:
Residential	759	4	774	4
Commercial	403	5	5	—
Commercial:
Collateralized	4,646	33	3,765	6
Unsecured	1,055	11	742	6
Asset-based	47	—	304	—
Cash flow	14,973	—	—	—
Equipment finance	4,581	—	—	—
SBA	—	—	919	10
Consumer	383	4	2,151	4
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$7,836	$—	$2,971	$—
SBA	9,836	—	2,519	—
Other	24,219	80	23,549	63
Real estate construction:
Residential	20	—	—	—
Commercial	7,457	271	5,491	25
Commercial:
Collateralized	3,324	48	4,861	6
Unsecured	519	1	326	—
Asset-based	4,111	—	—	—
Cash flow	198	—	—	—
Equipment finance	7,537	—	220	—
SBA	3,128	45	3,132	2
Consumer	3,345	—	251	1
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$56,604	$235	$51,963	$217
Real estate construction	8,639	280	6,270	29
Commercial	44,119	138	14,269	30
Consumer	3,728	4	2,402	5
Total	$113,090	$657	$74,904	$281
_________________________

(1)
For the loans and leases (excluding PCI loans) reported as impaired at March 31, 2015 and 2014, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions, and debt forgiveness or a combination thereof. The following table presents new troubled debt restructurings of Non-PCI loans for the periods indicated:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Troubled Debt Restructurings:	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real estate mortgage:
Other	14	$6,074	$5,886	4	$2,515	$2,515
Real estate construction:
Commercial	1	2,610	2,610	2	4,927	4,927
Commercial:
Collateralized	6	1,399	1,399	4	3,287	3,287
Unsecured	1	195	195	2	38	38
Cash flow	2	566	387	—	—	—
Equipment finance	4	4,133	4,133	—	—	—
SBA	1	—	—	1	238	238
Consumer	1	91	91	1	124	124
Total	30	$15,068	$14,701	14	$11,129	$11,129
The following table presents troubled debt restructurings that subsequently defaulted for the periods indicated:

	Three Months Ended March 31,
	2015			2014
Troubled Debt Restructurings	Number of	Recorded		Number of	Recorded
That Subsequently Defaulted:	Loans	Investment(1)		Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage - Other	2	$1,519		—	$—
Commercial:
Collateralized	1	385		2	559
Unsecured	—	—		1	21
Asset-based	—	—		1	301
Total	3	$1,904	(2)	4	$881	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at March 31, 2015, and is net of charge-offs of $772,000.

(3)	Represents the balance at March 31, 2014, and there were no charge-offs.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Credit Impaired (PCI) Loans
The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	March 31, 2015	December 31, 2014
	(In thousands)
Real estate mortgage	$268,777	$299,660
Real estate construction	2,540	7,743
Commercial	31,185	32,904
Consumer	326	332
Total gross PCI loans	302,828	340,639
Less:
Discount	(48,543)	(49,848)
Allowance for loan losses	(12,698)	(13,999)
Total net PCI loans	$241,587	$276,792
The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the period indicated:

	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2014	$276,792	$(106,856)
Accretion	10,183	10,183
Payments received	(46,121)	—
Increase in expected cash flows, net	—	(6,190)
Negative provision for credit losses	733	—
Balance, March 31, 2015	$241,587	$(102,863)
The following table presents PCI loans by credit risk rating categories and portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	March 31, 2015			December 31, 2014
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage	$77,548	$148,902	$226,450	$101,161	$155,281	$256,442
Real estate construction	1,888	—	1,888	3,901	3,010	6,911
Commercial	25,476	188	25,664	26,942	212	27,154
Consumer	283	—	283	284	—	284
Total PCI loans	$105,195	$149,090	$254,285	$132,288	$158,503	$290,791
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7.  Foreclosed Assets
The following table summarizes foreclosed assets at the dates indicated:

Property Type:	March 31, 2015	December 31, 2014
	(In thousands)
Commercial real estate	$1,036	$2,449
Construction and land development	18,942	24,759
Multi‑family	4,964	4,823
Single family residence	3,253	3,392
Total other real estate owned, net	28,195	35,423
Other foreclosed assets	7,745	8,298
Total foreclosed assets, net(1)	$35,940	$43,721
_________________________

(1)	As of March 31, 2015 and December 31, 2014 , the amounts of covered foreclosed assets were $8.1 million and $9.3 million.
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed Assets
(In thousands)
Balance, December 31, 2014	$43,721
Foreclosures	394
Provision for losses	(124)
Reductions related to sales	(8,051)
Balance, March 31, 2015	$35,940

Note 8.  FDIC Loss Sharing Asset
We are a party to four loss sharing agreements with the FDIC. Such agreements cover a substantial portion of losses incurred on acquired covered loans and other real estate owned. The loss sharing agreements relate to the acquisitions of: (1) Affinity Bank ("Affinity") in August 2009, (2) Los Padres Bank ("Los Padres") in August 2010, (3) Western Commercial Bank ("Western Commercial") in connection with the May 2013 FCAL acquisition, and (4) San Luis Trust Bank ("San Luis") in connection with the May 2013 First California Financial Group, Inc. ("FCAL") acquisition. Generally, under the terms of the loss sharing agreements, the FDIC is responsible for 80% of losses in connection with covered assets and is entitled to receive 80% of loss recoveries on the covered assets during the applicable contractual periods. The loss sharing provisions for the Affinity Bank non-single family covered assets expired in the third quarter of 2014; accordingly, further activity will be limited only to recoveries through the third quarter of 2017 for assets covered by this loss sharing agreement.
Both the Western Commercial and San Luis loss sharing agreements contain true-up provisions, under which we will owe the FDIC amounts at the end of the loss sharing agreements based on the performance of the covered assets. The true-up liability is included in "Accrued interest payable and other liabilities" in the condensed consolidated balance sheets.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about the composition of the FDIC loss sharing asset, the true‑up liability, and the non‑single family and the single family covered assets as of the date indicated:

	March 31, 2015
	Affinity Bank	Los Padres Bank	Western Commercial Bank	San Luis Trust Bank	Total
	(In thousands)
FDIC loss sharing asset	$140	$8,161	$710	$7,521	$16,532
True‑up liability	N/A	N/A	$1,773	$5,517	$7,290
Non-single family covered assets(1)	$105,614	$73,072	$8,799	$26,001	$213,486
Single family covered assets	$10,932	$55,447	N/A	$29,101	$95,480

Loss sharing expiration dates:
Non‑single family	3rd Quarter 2014	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
Loss recovery expiration dates:
Non‑single family	3rd Quarter 2017	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
_________________________

(1)	Excludes securities

Note 9. Borrowings, Subordinated Debentures and Brokered Deposits
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$3,156	6.34%	$3,402	6.43%
FHLB overnight advances	615,000	0.24%	380,000	0.27%
Total borrowings	$618,156		$383,402
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of March 31, 2015, this debt had a weighted average remaining maturity of 2.5 years.
PacWest has an unsecured, variable-rate revolving line of credit in the amount of $75.0 million with an expiration date of September 30, 2015. This borrowing facility provides additional available liquidity to the Company. As of March 31, 2015 and December 31, 2014, there were no balances outstanding.
The Bank has established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRBSF”), or other financial institutions.
FHLB Secured Lines of Credit. The borrowing arrangement with the FHLB is based on an FHLB program collateralized by a blanket lien on certain qualifying loans in our loan portfolio which are not pledged to the FRBSF. As of March 31, 2015, our borrowing capacity under the FHLB secured borrowing lines was $2.4 billion. As of March 31, 2015 and December 31, 2014, the balances outstanding were $615.0 million and $380.0 million.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2015, the Bank had secured borrowing capacity of $1.5 billion collateralized by liens covering $2.1 billion of certain qualifying loans. As of March 31, 2015 and December 31, 2014, there were no balances outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Federal Funds Arrangements with Commercial Banks. As of March 31, 2015, the Bank had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2015 and December 31, 2014, there were no balances outstanding.
Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	March 31, 2015		December 31, 2014
					Date	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.37%	$10,310	3.33%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	3.32%	10,310	3.29%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	3.22%	5,155	3.19%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	3.00%	61,856	2.98%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	1.96%	20,619	1.93%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	1.87%	16,495	1.84%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	1.82%	10,310	1.79%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1 (1)	82,475	2.22%	82,475	2.19%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2 (1)	128,866	2.20%	128,866	2.18%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1 (1)	51,545	2.20%	51,545	2.18%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2 (1)	51,550	2.20%	51,550	2.18%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)(3)	27,651	2.10%	31,188	2.14%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4 (1)	16,470	2.20%	16,470	2.18%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5 (1)	6,650	2.20%	6,650	2.18%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2 (1)	39,177	2.20%	39,177	2.18%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	539,439		542,976
Unamortized discount (2)	(107,991)		(109,393)
Net subordinated debentures	$431,448		$433,583
___________________

(1)	Acquired in the CapitalSource Inc. merger.

(2)	Amount represents the fair value adjustment on trust preferred securities assumed in the CapitalSource Inc. and FCAL acquisitions.

(3)	Denomination is in Euros with a value of €25.8 million.
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
Brokered Time Deposits
Brokered time deposits totaled $814.9 million and $636.7 million at March 31, 2015 and December 31, 2014. During the first quarter of 2015, the Company added $178.2 million of brokered time deposits. Brokered time deposits under the Certificate of Deposit Account Registry Service Program ("CDARS Program") totaled $46.5 million and $44.0 million at March 31, 2015 and December 31, 2014. The CDARS Program represents deposits that are participated with other FDIC‑insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers’ deposits.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	March 31, 2015	December 31, 2014
	(In thousands)
Loan commitments to extend credit	$2,122,749	$1,921,067
Standby letters of credit	97,540	88,495
Commitments to purchase equipment being acquired for lease to others	23,535	12,839
	$2,243,824	$2,022,401
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
In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. As of March 31, 2015 and December 31, 2014, the Company had commitments to contribute capital to these entities totaling $13.4 million and $11.0 million. In connection with equity investments added from the CapitalSource Inc. merger, we had commitments to contribute up to an additional $2.8 million and $2.9 million to 11 private equity funds at March 31, 2015 and December 31, 2014.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11.  Fair Value Measurements
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
The following tables present information on the assets measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	March 31, 2015
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Government agency and government‑sponsored enterprise
pass-through securities	$458,892	$—	$458,892	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	276,224	—	276,224	—
Covered private label CMOs	33,444	—	—	33,444
Other private label CMOs	9,650	—	9,650	—
Municipal securities	592,853	—	592,853	—
Corporate debt securities	47,745	—	47,745	—
Collateralized loan obligations	113,805	—	113,805	—
Government‑sponsored enterprise debt securities	37,405	—	37,405	—
Other securities	25,391	524	24,867	—
Total securities available-for-sale	1,595,409	524	1,561,441	33,444
Derivative assets	9,749	—	9,749	—
Total recurring assets	$1,605,158	$524	$1,571,190	$33,444

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the three months ended March 31, 2015.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of March 31, 2015:

	Covered Private Label CMOs
Unobservable Inputs:	Range of Inputs	Weighted Average Input
Voluntary annual prepayment speeds	0% - 34.4%	5.7%
Annual default rates	0% - 42.7%	2.9%
Loss severity rates	0% - 71.2%	30.2%
Discount rates	0% - 22.6%	5.6%
The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private Label CMOs
(In thousands)
Balance, December 31, 2014	$33,947
Total realized in earnings	154
Total unrealized loss in comprehensive income	(109)
Net settlements	(548)
Balance, March 31, 2015	$33,444

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	March 31, 2015
	Total	Level 1	Level 2	Level 3
Measured on a Non‑Recurring Basis:	(In thousands)
Impaired Non‑PCI loans	$59,243	$—	$2,179	$57,064
Other real estate owned	782	—	782	—
Total non-recurring	$60,025	$—	$2,961	$57,064

	Fair Value Measurement as of
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Measured on a Non‑Recurring Basis:	(In thousands)
Impaired Non‑PCI loans	$42,693	$—	$2,366	$40,327
Other real estate owned	24,015	—	18,400	5,615
Investments carried at cost	566	—	—	566
Total non-recurring	$67,274	$—	$20,766	$46,508
The following table presents losses recognized on assets measured on a nonrecurring basis for the period indicated:

Three Months Ended
March 31, 2015
Loss on Assets Measured on a Non‑Recurring Basis:	(In thousands)
Impaired Non‑PCI loans	$(9,192)
Other real estate owned	(124)
Total net loss	$(9,316)
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2015:

Asset	Fair Value (In thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired Non-PCI loans	$32,905	Discounted cash flows	Discount rates	2.75% - 10.46%	6.73%
	24,159	Appraisals	No discounts
Total non-recurring Level 3	$57,064

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2015
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$140,873	$140,873	$140,873	$—	$—
Interest‑earning deposits in financial institutions	250,981	250,981	250,981	—	—
Securities available‑for‑sale	1,595,409	1,595,409	524	1,561,441	33,444
Investment in FHLB stock	28,905	28,905	—	28,905	—
Investments carried at cost	3,100	3,534	—	—	3,534
Investments accounted for under the equity method	21,226	21,475	—	—	21,475
Loans and leases, net	12,179,788	12,280,982	—	2,179	12,278,803
Derivative assets	9,749	9,749	—	9,749	—

Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	6,353,376	6,353,376	—	6,353,376	—
Time deposits	5,580,799	5,584,088	—	5,584,088	—
Borrowings	618,156	618,351	615,000	3,351	—
Subordinated debentures	431,448	415,210	—	415,210	—

	December 31, 2014
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$164,757	$164,757	$164,757	$—	$—
Interest‑earning deposits in financial institutions	148,469	148,469	148,469	—	—
Securities available‑for‑sale	1,567,177	1,567,177	519	1,532,711	33,947
Investment in FHLB stock	40,609	40,609	—	40,609	—
Investments carried at cost	3,691	3,691	—	—	3,691
Investments accounted for under the equity method	21,461	21,700	—	—	21,700
Loans and leases, net	11,797,977	11,757,951	—	2,366	11,755,585
Derivative assets	5,234	5,234	—	5,234	—

Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	6,256,190	6,256,190	—	6,256,190	—
Time deposits	5,498,938	5,502,479	—	5,502,479	—
Borrowings	383,402	383,539	380,000	3,539	—
Subordinated debentures	433,583	417,657	—	417,657	—
Derivative liabilities	118	118	—	118	—

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
Our covered private label CMOs are categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for private label CMOs among independent third party pricing services and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity to be a significant unobservable input and have concluded that the covered private label CMOs should be categorized as a Level 3 measured asset. Our fair value estimate was based on prices provided to us by a nationally recognized pricing service which we also use to determine the fair value of the majority of our securities portfolio. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated severity loss factors, and discount rates, all of which are not directly observable in the market. Significant changes in default expectations, severity loss factors, or discount rates, which occur in unison or in isolation, would result in different fair value measurements.
FHLB stock. Investments in FHLB stock are recorded at cost and measured for impairment quarterly. Ownership of FHLB stock is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.
Non-PCI loans and leases. As Non-PCI loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are estimated for portfolios of loans and leases with similar financial characteristics. Loans are segregated by type and further segmented into fixed and variable rate interest terms by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans are sold outside the parameters of normal operating activities. The fair value of performing fixed-rate loans is estimating by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds. The fair value of equipment leases is estimated by discounting scheduled lease and expected lease residual cash flows over their remaining term. The estimated market discount rates used for performing fixed-rate loans and equipment leases are current market rates for instruments with similar risk and similar terms. The fair value of performing variable-rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans. These methods and assumptions are not based on the exit price concept of fair value.
Impaired Non‑PCI loans. Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non‑recurring basis. Nonaccrual Non‑PCI loans with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Nonaccrual Non‑PCI loans with a net book balance less than $250,000 may not be individually assessed for impairment but may instead be reserved for under the general reserve component of our allowance for credit losses.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the three months ended March 31, 2015.
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
The impaired Non‑PCI loan balances shown in the tables on page 33 as measured on a non-recurring basis represent those nonaccrual and restructured loans for which impairment was recognized during the three months ended March 31, 2015. The amounts shown as net losses include the impairment recognized during the three months ended March 31, 2015, for the loan balances shown. Of the $139.3 million of nonaccrual Non-PCI loans at March 31, 2015, $24.5 million were written down to their collateral fair values through charge‑offs during the three months ended March 31, 2015.
Investments that do not have readily determinable fair values. Other investments accounted for under the cost or equity methods of accounting are carried at fair value on a nonrecurring basis to the extent that they are determined to be other-than-temporarily impaired during the period. As there is rarely an observable price or market for such investments, we determine fair value using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of net revenue or earnings before interest, taxes and amortization ("EBITA"), to determine a value for the underlying enterprise. We may also reduce the value determined by the model due to illiquidity or other investee-specific characteristics which may affect the fair value. Significant decreases to these valuation benchmarks would result in significant decreases in the estimated fair values. We reduce this value by the value of debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our internal valuation. Fair value measurements related to these investments are typically classified within Level 3 of the fair value hierarchy.
Other real estate owned ("OREO"). The fair value of foreclosed real estate is generally based on the lower of estimated market prices from independently prepared current appraisals or executed sales contracts with buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the three months ended March 31, 2015.
When a current appraised value is not available or management determines the fair value of the collateral is determined to be less than the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a purchase offer or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement. The OREO losses disclosed are write‑downs based on either a recent appraisal obtained after foreclosure or an accepted purchase offer by an independent third party received after foreclosure.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated debentures. Subordinated debentures are carried at amortized cost. The fair value of subordinated debentures with variable rates is determined using a market discount rate on the expected cash flows.
Derivative assets and liabilities. Derivatives are carried at fair value on a recurring basis and primarily relate to forward exchange contracts which we enter into to manage foreign exchange risk. Our derivatives are principally traded in over-the-counter markets where quoted market prices are not readily available. Instead, the fair value of derivatives is estimated using market observable inputs such as foreign exchange forward rates, interest rate yield curves, volatilities and basis spreads. We also consider counterparty credit risk in valuing our derivatives. We typically classify our derivatives in Level 2.
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2015, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Earnings Per Share
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net earnings from continuing operations	$73,079	$71,057	$25,905
Less: earnings allocated to unvested restricted stock(1)	(819)	(810)	(500)
Net earnings from continuing operations allocated to common shares	72,260	70,247	25,405
Net (loss) earnings from discontinued operations allocated to common shares	—	(57)	(804)
Net earnings allocated to common shares	$72,260	$70,190	$24,601
Weighted-average basic shares and unvested restricted stock outstanding	103,035	103,045	45,799
Less: weighted-average unvested restricted stock outstanding	(1,122)	(1,132)	(1,148)
Weighted-average basic shares outstanding	101,913	101,913	44,651
Basic earnings per share:
Net earnings from continuing operations	$0.71	$0.69	$0.57
Net loss from discontinued operations	—	—	(0.02)
Net earnings	$0.71	$0.69	$0.55
Diluted earnings per share:
Net earnings from continuing operations allocated to common shares	$72,260	$70,247	$25,405
Net (loss) earnings from discontinued operations allocated to common shares	—	(57)	(804)
Net earnings allocated to common shares	$72,260	$70,190	$24,601
Weighted-average basic shares outstanding	101,913	101,913	44,651
Diluted earnings per share:
Net earnings from continuing operations	$0.71	$0.69	$0.57
Net loss from discontinued operations	—	—	(0.02)
Net earnings	$0.71	$0.69	$0.55
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

Note 13. Stock Based Compensation
The Company’s 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of March 31, 2015, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. The authorized amount includes 10,686,565 shares that were added to the 2003 Plan as a result of the CapitalSource Inc. merger. Such shares were available for grant under the former CapitalSource Inc. Equity Incentive Plan and remain available for: (a) former employees of CapitalSource Bank who remain employed with the Company, and (b) newly hired employees of the Company. As of March 31, 2015, there were 13,510,779 shares available for grant under the 2003 Plan, of which 10,082,099 shares related to those added from the CapitalSource Inc. merger.
Restricted Stock
At March 31, 2015, there were 1,129,445 shares of unvested time‑based restricted common stock outstanding. The awarded shares of time‑based restricted common stock vest over a service period of three to four years from the date of the grant. The time-based restricted common stock vests immediately upon the death of an employee.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Compensation expense related to time‑based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. Restricted stock amortization totaled $3.1 million, $2.8 million, and $1.6 million for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014. Such amounts are included in "Compensation expense" on the accompanying condensed consolidated statements of earnings.
The amount of unrecognized compensation expense related to all unvested restricted stock as of March 31, 2015 totaled $34.6 million.
Note 14. Business Segments
The Company’s reportable segments consist of “Community Banking," “National Lending,” and “Other.” The Community Banking and National Lending segments include all of the operations of Pacific Western Bank. The Other segment consists of holding company and non-bank subsidiary operations, and intercompany eliminations.
As a result of the CapitalSource Inc. merger, the Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The National Lending segment includes the lending operations gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial). We reorganized our asset-based lending and leasing operations when we established the CapitalSource Division.
The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans, and cash flow loans and providing real estate investment firms real estate loans secured by various property types. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; Phoenix, Arizona; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah.
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
The accounting policies of the reported segments are the same as those of the Company described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," of our Form 10-K. Transactions between segments consist primarily of borrowed funds and expense allocations for interest, deposit gathering, corporate overhead and credit loss provisions. Intersegment interest expense is allocated from the Community Banking segment to the National Lending segment based upon National Lending’s average earning assets, net of a capital allocation, and the Bank’s total cost of deposits. The Community Banking segment further allocates to the National Lending segment noninterest expense for deposit gathering and maintenance costs and the Bank’s corporate overhead. The provision for credit losses is allocated based on actual charge‑offs for the period as well as net portfolio growth and credit quality trends. All costs associated with investing the Bank’s excess liquidity and acquisition, integration and reorganization costs are housed in the Community Banking segment. Noninterest income and noninterest expense, including lending and loan servicing activity, directly attributable to a segment are assigned to such segment.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our business segments as of and for the periods indicated:

	March 31, 2015
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,349,928	$8,898,843	$23,395	$12,272,166
Allowance for loan and lease losses	(40,906)	(51,472)	—	(92,378)
Total loans and leases, net	$3,309,022	$8,847,371	$23,395	$12,179,788
Goodwill(1)	$333,979	$1,394,401	$—	$1,728,380
Core deposit and customer relationship intangibles, net	14,918	785	—	15,703
Total assets	6,553,028	9,905,563	185,349	16,643,940
Total deposits(2)	12,252,851	35,847	(354,523)	11,934,175
________________________

(1)	The increase in goodwill for the Community Banking segment and National Lending segment compared to March 31, 2014, was due primarily to $1.5 billion from the CapitalSource Inc. merger.

(2)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	March 31, 2014
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,707,308	$453,759	$—	$4,161,067
Allowance for loan and lease losses	(74,833)	(6,347)	—	(81,180)
Total loans and leases, net	$3,632,475	$447,412	$—	$4,079,887
Goodwill	$183,065	$25,678	$—	$208,743
Core deposit and customer relationship intangibles, net	14,139	1,745	—	15,884
Total assets	5,990,162	517,126	10,565	6,517,853
Total deposits(1)	5,415,691	—	(46,283)	5,369,408
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$62,956	$151,219	$139	$214,314
Interest expense	(10,661)	(53)	(4,525)	(15,239)
Intersegment interest income (expense)	6,721	(6,721)	—	—
Net interest income (expense)	59,016	144,445	(4,386)	199,075
Negative provision (provision) for credit losses	8,064	(24,406)	(92)	(16,434)
Gain on securities	3,275	—	—	3,275
FDIC loss sharing expense	(4,399)	—	—	(4,399)
Other noninterest income	9,575	5,142	7,278	21,995
Total noninterest income	8,451	5,142	7,278	20,871
Foreclosed assets (expense) income, net	(44)	(61)	(231)	(336)
Intangible asset amortization	(1,389)	(112)	—	(1,501)
Acquisition, integration and reorganization costs	(1,890)	—	(110)	(2,000)
Other noninterest expense	(55,205)	(22,837)	(2,481)	(80,523)
Total noninterest expense	(58,528)	(23,010)	(2,822)	(84,360)
Intersegment noninterest income (expense)	26,563	(26,563)	—	—
Total noninterest expense - adjusted	(31,965)	(49,573)	(2,822)	(84,360)
Earnings (loss) before taxes	43,566	75,608	(22)	119,152
Income tax (expense) benefit	(16,873)	(29,282)	82	(46,073)
Net earnings (loss)	$26,693	$46,326	$60	$73,079

	Three Months Ended December 31, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$64,967	$144,546	$183	$209,696
Interest expense	(10,069)	(46)	(4,598)	(14,713)
Intersegment interest income (expense)	6,173	(6,173)	—	—
Net interest income (expense)	61,071	138,327	(4,415)	194,983
Negative provision (provision) for credit losses	9,753	(11,816)	—	(2,063)
FDIC loss sharing expense	(4,360)	—	—	(4,360)
Other noninterest income	7,025	7,330	2,708	17,063
Total noninterest (expense) income	2,665	7,330	2,708	12,703
Foreclosed assets expense, net	(2,286)	(18)	366	(1,938)
Intangible asset amortization	(1,507)	(112)	—	(1,619)
Acquisition, integration and reorganization costs	(7,381)	—	—	(7,381)
Other noninterest expense	(51,605)	(24,526)	(4,236)	(80,367)
Total noninterest expense	(62,779)	(24,656)	(3,870)	(91,305)
Intersegment noninterest income (expense)	21,953	(21,953)	—	—
Total noninterest expense - adjusted	(40,826)	(46,609)	(3,870)	(91,305)
Earnings (loss) from continuing operations before taxes	32,663	87,232	(5,577)	114,318
Income tax (expense) benefit	(13,651)	(34,781)	5,171	(43,261)
Net earnings (loss) from continuing operations	19,012	52,451	(406)	71,057
Loss from discontinued operations before taxes	(105)	—	—	(105)
Income tax benefit	47	—	—	47
Net loss from discontinued operations	(58)	—	—	(58)
Net earnings (loss)	$18,954	$52,451	$(406)	$70,999

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$77,595	$10,765	$—	$88,360
Interest Expense	(1,227)	(77)	(1,041)	(2,345)
Intersegment interest income (expense)	222	(222)	—	—
Net interest income (expense)	76,590	10,466	(1,041)	86,015
Negative provision (provision) for credit losses	826	(182)	—	644
Gain on securities	4,752	—	—	4,752
FDIC loss sharing expense, net	(11,430)	—	—	(11,430)
Other noninterest income	6,897	4,445	27	11,369
Total noninterest income	219	4,445	27	4,691
Foreclosed assets expense, net	1,861	—	—	1,861
Intangible asset amortization	(1,191)	(173)	—	(1,364)
Acquisition, integration and reorganization costs	(2,200)	—	—	(2,200)
Other noninterest expense	(40,285)	(6,573)	(1,603)	(48,461)
Total noninterest expense	(41,815)	(6,746)	(1,603)	(50,164)
Earnings (loss) from continuing operations before taxes	35,820	7,983	(2,617)	41,186
Income tax (expense) benefit	(13,039)	(3,331)	1,089	(15,281)
Net earnings (loss) from continuing operations	22,781	4,652	(1,528)	25,905
Loss from discontinued operations before taxes	(1,413)	—	—	(1,413)
Income tax benefit	588	—	—	588
Net loss from discontinued operations	(825)	—	—	(825)
Net earnings (loss)	$21,956	$4,652	$(1,528)	$25,080
Note 15.  Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In June 2014, the FASB issued ASU 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 will be effective for annual and interim periods beginning after December 15, 2015. ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide for a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. We do not currently have outstanding performance-based awards and, as a result, ASU 2014-12 would not impact our financial statements and its related disclosures.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In August 2014, the FASB issued ASU 2014-14, "Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure." ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for public business entities for reporting periods, including interim periods, beginning after December 15, 2014. ASU 2014-14 did not impact the Company's financial statements and related disclosures.
In January 2015, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items," which eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. Under ASU 2015-01, an entity will no longer separate out an extraordinary item from the results of ordinary operations and separately present this extraordinary item on its income statement, nor will related income tax and earnings-per-share data applicable to an extraordinary item need to be disclosed. Despite these simplifications, ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. ASU 2015-01 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company does not expect the effect of ASU 2015-01 to have a material impact on its financial statements and related disclosures.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis," which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-2 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the effect of ASU 2015-02 to have a material impact on its financial statements and related disclosures.
Note 16. Subsequent Events
We have evaluated events that have occurred subsequent to March 31, 2015 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our pending merger between the Company and Square 1, net interest income, allowance for loan and lease losses, net interest margin, deposit growth, loan and lease portfolio growth and production, liquidity, goodwill, effective tax rates, and interest rate risk management. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•
the Company’s ability to complete future acquisitions, including the Square 1 merger, and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;

•	the Company’s ability to obtain regulatory approvals and meet other closing conditions to the Square 1 merger on the expected terms and schedule;

•	delay in closing the Square 1 merger;

•	business disruption following the proposed Square 1 merger;

•	changes in the Company’s stock price before completion of the Square 1 merger, including as a result of the financial performance of the Company or Square 1 prior to closing;

•	the reaction to the Square 1 merger of the companies’ customers, employees and counterparties;

•	change in interest rates and lending spreads;

•	compression of spreads on newly originated loans;

•	unfavorable changes in asset mix;

•	changes in our loan product could further compress net interest margin;

•	a change in the interest rate environment reduces interest margins;

•	credit quality deterioration or pronounced and sustained reduction in market values or other economic factors which adversely effect our borrowers’ ability to repay loans and leases;

•	higher than anticipated loan losses;

•	changes in economic or competitive market conditions could negatively impact investment or lending opportunities or product pricing and services;

•	reduced demand for our services due to strategic or regulatory reasons;

•	our inability to grow deposits and access wholesale funding sources;

•	legislative or regulatory requirements or changes adversely affected the Company’s business, including an increase to capital requirements;

•	loan repayments higher than expected;

•	continued or worsening credit losses or charge-offs;

•	higher than anticipated delinquencies and reserves;

•	asset/liability repricing risks and liquidity risks reduce interest margins and the value of investments;

•	the success and timing of other business strategies and asset sales;

•	lower than expected dividends paid from Pacific Western Bank to the holding company;

•
a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income;

•	changes in tax laws or regulations affecting our business;

•	our inability to generate sufficient earnings;

•	tax planning or disallowance of tax benefits by tax authorities;

•	changes in tax filing jurisdictions or entity classifications;

•	changes in the forward yield curve;

•	changes in the relationship between yields on investment securities and loans repaid and yields on assets reinvested; and

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
Overview
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles‑based wholly owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.” References to “we,” “us,” or the “Company” refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the “holding company,” we are referring to PacWest Bancorp, the parent company, on a stand-alone basis. References to “Pacific Western Bank” include the Bank’s wholly owned subsidiaries.
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including accepting demand, money market, and time deposits and originating loans and leases, including an array of commercial real estate loans and commercial lending products.  The Bank has a foundation of locally generated and relationship‑based deposits, with 80 full-service branches located primarily in southern and central California. Our branch operations are located primarily in Southern California extending from San Diego County to California’s Central Coast. The Bank also operates three bank branches in the San Francisco Bay area and four bank branches in the Central Valley. Our targeted collateral for real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties.  Our commercial loan products, available on a nationwide basis, include equipment loans and leases, asset based loans, loans to finance companies, and loans secured by borrower future cash flows, as well as other business‑oriented products.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, and cash flow loans and providing real estate loans secured by various property types. The Bank's leasing operation, Pacific Western Equipment Finance, and its group specializing in asset-based lending, CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial), are part of the CapitalSource Division. The CapitalSource Division’s loan and lease origination efforts are conducted through key offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of the Bank that specializes in middle-market lending on a nationwide basis.
The Bank competes actively for deposits, and emphasizes solicitation of noninterest‑bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2015, accounted for 90.5% of our net revenues (net interest income plus noninterest income).
At March 31, 2015, we had total assets of $16.6 billion, including loans and leases, net of deferred fees, of $12.3 billion compared to $16.2 billion of total assets and $11.9 billion of loans and leases, net of deferred fees, at December 31, 2014. Total assets increased $409.3 million during the three months ended March 31, 2015 driven by $389.7 million in organic loan and lease growth, which resulted from $1.0 billion in loan and lease production.
At March 31, 2015, we had total liabilities of $13.1 billion, including total deposits of $11.9 billion and borrowings of $618.2 million compared to $12.7 billion of total liabilities, $11.8 billion of total deposits and $383.4 million of borrowings at December 31, 2014. Total liabilities increased $382.2 million during the three months ended March 31, 2015 due mainly to the $179.0 million and $234.8 million increases in deposits and borrowings, our main sources for funding loan production. At March 31, 2015, core deposits totaled $6.2 billion or 52% of total deposits and time deposits totaled $5.6 billion or 47% of total deposits.

Square 1 Financial, Inc. Merger Announcement
On March 2, 2015, PacWest announced the signing of an agreement and plan of merger (the “Agreement”) whereby PacWest and Square 1 Financial, Inc. (“Square 1”) will merge in a transaction valued at approximately $849 million. The surviving company will be PacWest Bancorp and the surviving subsidiary bank will be Pacific Western Bank. The Square 1 lending operations will continue to do business under the name Square 1 as a division of Pacific Western Bank. The merger with Square 1 represents an opportunity to grow core deposits, expand the Company's nationwide lending platform, and increase the Company's presence in the technology and life-sciences credit markets.
Under the terms of the Agreement, Square 1 stockholders will receive 0.5997 shares of PacWest common stock for each share of Square 1 common stock. The total value of the per share merger consideration is $27.49, based on the $45.84 closing price of PacWest common stock on February 27, 2015, the last trading day before the transaction was announced.
As of December 31, 2014, on a pro forma consolidated basis, after giving effect for the Square 1 merger, the Company would have had approximately $19.8 billion in assets with 80 branches throughout California and one branch in North Carolina.
The transaction, currently expected to close in the fourth quarter of 2015, is subject to customary conditions, including the approval of bank regulatory authorities and the Square 1 stockholders.
CapitalSource Inc. Merger
On April 7, 2014, we completed the merger with CapitalSource Inc. As part of the merger, CapitalSource Bank (“CSB”), a wholly-owned subsidiary of CapitalSource Inc., merged with and into Pacific Western Bank. We completed the merger in order to increase our loan and lease generation capabilities and to diversify our loan portfolio. At closing, we created the CapitalSource Division of the Bank. The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, and cash flow loans and providing real estate loans secured by various property types. For further information, see Note 3, Acquisitions, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
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
Our primary interest‑earning assets are loans and investment securities. Our primary interest‑bearing liabilities are deposits. Contributing to our high net interest margin is our low cost of deposits. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we seek to minimize these variances by attracting a high percentage of noninterest‑bearing deposits. As an industrial loan bank, the former CSB funded its balance sheet with a large proportion of higher-cost time deposits and as a result of the CapitalSource Inc. merger we added $5.3 billion of time deposits. Our goal is to replace higher-costing time deposits with core deposits over time through a dedicated deposit transformation initiative that includes sourcing deposits from CapitalSource Division borrowers. As of March 31, 2015, core deposits obtained from CapitalSource Division borrowers totaled $289.9 million.

Loan and Lease Growth
We actively seek new lending opportunities under an array of commercial real estate loans and commercial and industrial ("C&I") lending products. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties. Our C&I loan products include equipment-secured loans and leases, asset-secured loans, loans to finance companies, and cash flow loans (which are loans secured by borrower future cash flows and borrower enterprise value). Our loan origination process emphasizes credit quality. We foster lender relationships with borrowers that have had proven loan repayment performance. Our commitment sizes vary by loan product and can range up to $80 million for certain asset-based lending arrangements and multi-property real estate loans. We attempt to price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and successful borrowers that opt to prepay loans.
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
We regularly review our loans and leases to determine whether there has been any deterioration in credit quality stemming from borrower operations or changes in collateral value or other factors which may affect collectibility of our loans and leases. Changes in economic conditions, such as the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values and adverse conditions in borrowers’ businesses, could negatively impact our borrowers and cause us to adversely classify loans and leases. An increase in classified loans and leases generally results in increased provisions for credit losses and an increased allowance for credit losses. Any deterioration in the commercial real estate market may lead to increased provisions for credit losses because of our concentration in commercial real estate loans.
The Level of Our Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as loan production and number and complexity of foreclosed assets. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non‑GAAP measure called the “adjusted efficiency ratio.” The adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that excluded from net revenues are net FDIC loss sharing expense, gain (loss) on sale of assets, and accelerated discount accretion resulting from early payoffs of acquired loans and excluded from noninterest expense are covered OREO expense and acquisition, integration and reorganization costs.
We present this non-GAAP financial measure and others for supplemental information purposes only in order to understand the Company's operating results and these non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles ("U.S. GAAP").

The consolidated base and adjusted efficiency ratios have been as follows for the periods indicated:

Three Months Ended	Base Efficiency Ratio	Adjusted Efficiency Ratio
March 31, 2015	38.4%	40.4%
December 31, 2014	44.0%	41.7%
September 30, 2014	46.3%	43.1%
June 30, 2014	84.2%	42.7%
We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead‑related noninterest expense relative to recurring net revenues. See “Non‑GAAP Measurements” for the calculations of the base and adjusted efficiency ratios.
Adjusted Net Earnings
Our net earnings for the first quarter of 2015 totaled $73.1 million; adjusted net earnings for this same period totaled $62.9 million. Adjusted net earnings is another measure of earnings used as an indicator of earnings generating capability, excluding non-recurring and/or volatile items. We calculate adjusted net earnings by excluding accelerated discount accretion resulting from the early payoff of acquired loans, net FDIC loss sharing expense, gain (loss) on the sale of assets (including loans and leases, securities, and an owned building), covered OREO expense, and acquisition, integration and reorganization costs. See “-Non‑GAAP Measurements” for a reconciliation of net earnings to adjusted net earnings.
Critical Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses, the fair value estimates of assets acquired and liabilities assumed in acquisitions, the carrying values of intangible assets, and the realization of deferred income tax assets. For further information, refer to our Annual Report on Form 10‑K for the year ended December 31, 2014.

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

The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non‑GAAP financial measurements to the GAAP financial measurements as of and for the periods indicated:

	Three Months Ended
Adjusted Net Earnings and Related Ratios:	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Reported net earnings	$73,079	$70,999	$25,080
Subtract: Tax benefit on discontinued operations	—	(47)	(588)
Add: Tax expense on continuing operations	46,073	43,261	15,281
Reported pre-tax earnings	119,152	114,213	39,773
Add: Acquisition, integration, and reorganization costs	2,000	7,381	2,200
Subtract: FDIC loss sharing expense, net	(4,399)	(4,360)	(11,430)
Gain on sale of loans and leases	—	7	106
Gain on securities	3,275	—	4,752
Covered OREO income (expense), net	19	(176)	1,615
Gain on sale of owned office building	—	—	1,570
Adjusted pre-tax earnings before accelerated discount accretion	122,257	126,123	45,360
Subtract: Accelerated discount accretion from early payoffs of acquired loans	17,352	11,421	7,655
Adjusted pre-tax earnings	104,905	114,702	37,705
Tax expense (1)	(41,962)	(46,684)	(15,346)
Adjusted net earnings(2)	$62,943	$68,018	$22,359

Average assets	$16,296,640	$15,892,761	$6,513,376

Average stockholders' equity	$3,533,343	$3,500,291	$820,248
Less: Average intangible assets	1,737,441	1,739,977	225,294
Average tangible common equity	$1,795,902	$1,760,314	$594,954

Annualized return on average assets (3)	1.82%	1.77%	1.56%
Annualized adjusted return on average assets (4)	1.57%	1.70%	1.39%
Annualized return on average equity (5)	8.39%	8.05%	12.40%
Annualized adjusted return on average equity (6)	7.22%	7.71%	11.05%
Annualized return on average tangible equity (7)	16.50%	16.00%	17.10%
Annualized adjusted return on average tangible equity (8)	14.21%	15.33%	15.24%
_____________________________________

(1)	Full-year expected effective rate of 40.0% for the 2015 period and actual effective rate of 40.7% for the 2014 periods.

(2)
When the provision for credit losses is excluded, adjusted net earnings were $72.8 million, $69.2 million, and $22.0 million for the three months ended March 31, 2015, December 31, 2014, and March 31, 2014.

(3)	Annualized net earnings divided by average assets.

(4)	Annualized adjusted net earnings divided by average assets.

(5)	Annualized net earnings divided by average stockholders' equity.

(6)	Annualized adjusted net earnings divided by average stockholders' equity.

(7)	Annualized net earnings divided by average tangible common equity.

(8)	Annualized adjusted net earnings divided by average tangible common equity.

		Three Months Ended
Adjusted Efficiency Ratio:		March 31, 2015	December 31, 2014	March 31, 2014
		(Dollars in thousands)
Noninterest expense		$84,360	$91,305	$50,164
Less:	Acquisition, integration, and reorganization costs	2,000	7,381	2,200
	Covered OREO expense (income), net	(19)	176	(1,615)
	Adjusted noninterest expense	$82,379	$83,748	$49,579

Net interest income		$199,075	$194,983	$86,015
Noninterest income		20,871	12,703	4,691
Net revenues		219,946	207,686	90,706
Less:	Accelerated discount accretion from early
	payoffs of acquired loans	17,352	11,421	7,655
	Gain on sale of loans and leases	—	7	106
	Gain on securities	3,275	—	4,752
	FDIC loss sharing expense, net	(4,399)	(4,360)	(11,430)
	Gain on sale of owned office building	—	—	1,570
Adjusted net revenues		$203,718	$200,618	$88,053

Base efficiency ratio(1)		38.4%	44.0%	55.3%
Adjusted efficiency ratio(2)		40.4%	41.7%	56.3%
_______________________________________

(1)	Noninterest expense divided by net revenues.

(2)	Adjusted noninterest expense divided by adjusted net revenues.

Tangible Common Equity:	March 31, 2015	December 31, 2014
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders’ equity	$3,533,361	$3,506,425
Less: Intangible assets	1,744,083	1,737,683
Tangible common equity	$1,789,278	$1,768,742
Total assets	$16,643,940	$16,234,800
Less: Intangible assets	1,744,083	1,737,683
Tangible assets	$14,899,857	$14,497,117
Equity to assets ratio	21.23%	21.60%
Tangible common equity ratio(1)	12.01%	12.20%
Book value per share	$34.29	$34.04
Tangible book value per share	$17.36	$17.17
Shares outstanding	103,044,257	103,022,017
Pacific Western Bank:
Stockholders’ equity	$3,410,276	$3,379,074
Less: Intangible assets	1,744,083	1,737,683
Tangible common equity	$1,666,193	$1,641,391
Total assets	$16,458,591	$15,995,914
Less: Intangible assets	1,744,083	1,737,683
Tangible assets	$14,714,508	$14,258,231
Equity to assets ratio	20.72%	21.12%
Tangible common equity ratio(1)	11.32%	11.51%
_______________________________________

(1)	Tangible common equity divided by tangible assets.

Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans):	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Allowance for credit losses	$86,554	$76,767
Less: Allowance related to acquired Non-PCI loans and leases	8,962	4,184
Adjusted allowance for credit losses	$77,592	$72,583
Gross Non-PCI loans and leases	$12,047,946	$11,613,832
Less: Carrying value of acquired Non‑PCI loans and leases	6,152,731	6,562,237
Adjusted loans and leases	$5,895,215	$5,051,595
Allowance for credit losses to loans and leases	0.72%	0.66%
Adjusted allowance for credit losses to adjusted loans and leases	1.32%	1.44%

Results of Operations
Acquisitions Impact Earnings Performance
The comparability of financial information is affected by our acquisitions. We completed the CapitalSource Inc. acquisition on April 7, 2014, adding assets of $9.1 billion. This transaction has been accounted for using the acquisition method of accounting and, accordingly, the related operating results have been included in the consolidated financial statements from its acquisition date.
Earnings Performance
The following table presents profitability metrics for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Profitability Measures:
Diluted earnings per share	$0.71	$0.69	$0.55
Annualized return on:
Average assets	1.82%	1.77%	1.56%
Average equity	8.39%	8.05%	12.40%
Average tangible equity (1)	16.50%	16.00%	17.10%
Annualized adjusted return on:
Average assets (2)	1.57%	1.70%	1.39%
Average tangible equity (2)	14.21%	15.33%	15.24%
Net interest margin	5.89%	5.86%	5.95%
Core net interest margin (3)	5.38%	5.52%	5.42%
Base efficiency ratio	38.35%	43.96%	55.30%
Adjusted efficiency ratio (2)	40.44%	41.75%	56.31%
_____________________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	See "Non-GAAP Measurements" for the calculation of this item.

(3)	Excludes accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans.

First Quarter of 2015 Compared to Fourth Quarter of 2014
Net earnings were $73.1 million, or $0.71 per diluted share for the first quarter of 2015, compared to $71.0 million, or $0.69 per diluted share, for the fourth quarter of 2014. The quarter‑over‑quarter increase of $2.1 million in net earnings was due to higher noninterest income of $8.2 million, higher interest income of $4.6 million and lower noninterest expense of $6.9 million offset by the $14.4 million increase in provision for credit losses and the $0.5 million increase in interest expense. The increase in noninterest income was attributed to higher gains on securities sales of $3.3 million, higher foreign currency translation gains of $1.7 million and higher dividends and gains on other investments of $1.6 million. The increase in interest income was generated from higher loan and lease balances and higher accelerated discount accretion offset by lower core yields on non-PCI loans and leases and fewer number of days in the current quarter. The decrease in noninterest expense was due to lower acquisition, integration and reorganization expenses of $5.4 million, lower OREO expense of $1.6 million and lower loan-related expense of $2.0 million, offset by an increase in compensation expense of $1.8 million.
When certain income and expense items are excluded as presented in the table on page 49, adjusted net earnings were $62.9 million for the first quarter of 2015 compared to $68.0 million for the prior quarter. The $5.1 million decrease in adjusted net earnings was driven mainly by a higher credit loss provision. The lower adjusted net earnings resulted in the adjusted average return on assets decreasing from 1.70% to 1.57% and the adjusted return on tangible equity decreasing from 15.33% to 14.21%. The adjusted efficiency ratio improved to 40.44% for the first quarter of 2015 compared to 41.75% for the prior quarter.

First Quarter of 2015 Compared to First Quarter of 2014

Net earnings for the first quarter of 2015 were $73.1 million, or $0.71 per diluted share, compared to net earnings for the first quarter of 2014 of $25.1 million, or $0.55 per diluted share. The $48.0 million increase in net earnings was due to higher net interest income of $113.1 million and higher noninterest income of $16.2 million, offset by higher noninterest expense of$34.2 million, higher income tax expense from continuing operations of $30.8 million, and higher provision for credit losses of $17.1 million. All of the changes from period to period are due mostly to including the operations of CapitalSource Inc. subsequent to its April 7, 2014 acquisition date.

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
The following table presents, for the periods indicated, the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities:

	Three Months Ended
	March 31, 2015			December 31, 2014			March 31, 2014
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of deferred fees(1)	$12,055,682	$202,097	6.80%	$11,586,573	$197,472	6.76%	$4,231,319	$77,463	7.42%
Investment securities(2)	1,613,422	12,195	3.07%	1,591,839	12,205	3.04%	1,512,694	10,823	2.90%
Deposits in financial institutions	32,761	22	0.27%	26,971	19	0.28%	118,682	74	0.25%
Total interest‑earning assets	13,701,865	214,314	6.34%	13,205,383	209,696	6.30%	5,862,695	88,360	6.11%
Other assets	2,594,775			2,687,378			650,681
Total assets	$16,296,640			$15,892,761			$6,513,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest checking deposits	$726,748	$194	0.11%	$702,498	$194	0.11%	$627,493	$78	0.05%
Money market deposits	1,836,094	945	0.21%	1,788,341	932	0.21%	1,451,964	618	0.17%
Savings deposits	756,578	571	0.31%	761,073	572	0.30%	223,074	14	0.03%
Time deposits	5,481,886	8,769	0.65%	5,427,687	8,274	0.60%	666,463	515	0.31%
Total interest‑bearing deposits	8,801,306	10,479	0.48%	8,679,599	9,972	0.46%	2,968,994	1,225	0.17%
Borrowings	424,061	235	0.22%	214,053	144	0.27%	18,176	79	1.76%
Subordinated debentures	432,603	4,525	4.24%	433,859	4,597	4.20%	132,696	1,041	3.18%
Total interest‑bearing liabilities	9,657,970	15,239	0.64%	9,327,511	14,713	0.63%	3,119,866	2,345	0.30%
Noninterest‑bearing demand deposits	2,949,719			2,900,388			2,374,325
Other liabilities	155,608			164,571			198,937
Total liabilities	12,763,297			12,392,470			5,693,128
Stockholders’ equity	3,533,343			3,500,291			820,248
Total liabilities and stockholders’
equity	$16,296,640			$15,892,761			$6,513,376
Net interest income		$199,075			$194,983			$86,015
Net interest rate spread			5.70%			5.67%			5.81%
Net interest margin			5.89%			5.86%			5.95%

Total deposits (3)	$11,751,025	$10,479	0.36%	$11,579,987	$9,972	0.34%	$5,343,319	$1,225	0.09%
Funding sources (4)	$12,607,689	$15,239	0.49%	$12,227,899	$14,713	0.48%	$5,494,191	$2,345	0.17%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)	The tax‑equivalent yield on investment securities was 3.52%, 3.45% and 3.35% for the three months ended March 31, 2015, December 31, 2014, and March 31, 2014.

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

The net interest margin (“NIM”) and loan and lease yields are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans, which causes volatility from period to period. The effects of this item on the NIM and loan and lease yield are shown in the following table for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
NIM:
Reported	5.89%	5.86%	5.95%
Less: Accelerated accretion of acquisition discounts from early payoffs of acquired loans	(0.51)%	(0.34)%	(0.53)%
Core	5.38%	5.52%	5.42%
Loan and Lease Yield:
Reported	6.80%	6.76%	7.42%
Less: Accelerated accretion of acquisition discounts from early payoffs of acquired loans	(0.58)%	(0.39)%	(0.73)%
Core	6.22%	6.37%	6.69%
The following table presents the impact on net interest income and the NIM from all purchase accounting items as indicated in the table below for the periods indicated:

	Three Months Ended
	March 31, 2015		December 31, 2014
	Amount	Impact on NIM	Amount	Impact on NIM
	(Dollars in thousands)
Net interest income/NIM - as reported	$199,075	5.89%	$194,983	5.86%
Less:
Accelerated accretion of acquisition discounts from early payoffs of acquired loans	(17,352)	(0.51)%	(11,421)	(0.34)%
Remaining accretion of Non-PCI loan acquisition discounts	(11,245)	(0.33)%	(13,073)	(0.39)%
Amortization of TruPS discount	1,401	0.04%	1,401	0.04%
Accretion of time deposits premium	(1,285)	(0.04)%	(2,469)	(0.07)%
	(28,481)	(0.84)%	(25,562)	(0.76)%
Net interest income/NIM - excluding purchase accounting	$170,594	5.05%	$169,421	5.10%
The following table presents the loan and lease yields and related average balances of our Non‑PCI loans and leases, PCI loans, and total loan and lease portfolio for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Yields:
Non‑PCI loans and leases	6.60%	6.55%	6.17%
PCI loans	15.82%	14.34%	21.83%
Total loans and leases	6.80%	6.76%	7.42%
Average Balances:
Non‑PCI loans and leases	$11,795,034	$11,275,512	$3,891,990
PCI loans	260,648	311,061	339,329
Total loans and leases	$12,055,682	$11,586,573	$4,231,319

First Quarter of 2015 Compared to Fourth Quarter of 2014
Net interest income increased by $4.1 million to $199.1 million for the first quarter of 2015 compared to $195.0 million for the fourth quarter of 2014 due to higher average loan and lease balances and higher accelerated discount accretion from early payoffs of acquired loans offset by two less days in the current quarter and lower core loan and lease yields.
Our NIM for the first quarter of 2015 was 5.89% compared to 5.86% for the fourth quarter of 2014. The increase in the NIM is due to higher accelerated discount accretion from early payoffs of acquired loans. Accelerated discount accretion from early payoffs of acquired loans was $17.4 million in the first quarter of 2015 (51 basis points on the NIM) compared to $11.4 million in the fourth quarter (34 basis points on the NIM), an increase of $6.0 million.
The yield on loans and leases increased 4 basis points to 6.80% for the first quarter of 2015 compared to 6.76% for the fourth quarter of 2014. The impact on the loan and lease yield from accelerated discount accretion from early payoffs of acquired loans was 58 basis points during the first quarter of 2015 compared to 39 basis points during the fourth quarter of 2014. This was offset by a decrease in loan yield due to rates on newly originated loans being lower than the average portfolio rate and the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio and fewer days in the current quarter.
The yield on PCI loans increased to 15.82% for the first quarter of 2015 from 14.34% for the fourth quarter of 2014. The accelerated discount accretion from early payoffs of PCI loans totaled $3.3 million for the first quarter and $1.6 million for the fourth quarter, an increase of $1.7 million. When accelerated discount accretion is excluded, the core PCI loan yield was 10.66% for the first quarter compared to 12.30% for the fourth quarter. Additionally, the yield on Non-PCI loans and leases increased to 6.60% for the first quarter of 2015 from 6.55% for the fourth quarter of 2014 due to the $4.3 million increase in accelerated discount accretion from early payoffs of acquired Non-PCI loans.
The cost of all funding sources increased in the first quarter of 2015 due to $1.2 million lower premium accretion on time deposits acquired in the CapitalSource Inc. merger. The cost of average funding remained fairly consistent at 0.49% for the first quarter of 2015 from 0.48% for the fourth quarter of 2014. The repricing of maturing time deposits at current rates and new time deposit production resulted in the decline in the weighted average contractual interest rate on time deposits to 0.72% at March 31, 2015 from 0.75% at December 31, 2014.
First Quarter of 2015 Compared to First Quarter of 2014
Net interest income increased by $113.1 million to $199.1 million for the first quarter of 2015 compared to $86.0 million for the first quarter of 2014 due to the significant increase in interest-earning assets acquired in the CapitalSource Inc. merger.
The NIM decreased 6 basis points to 5.89% for the first quarter of 2015 compared to 5.95% for the same quarter last year, due mostly to a higher overall cost of funding sources attributable to the cost and mix of interest-bearing liabilities and noninterest-bearing deposits; these changes are a result of the CapitalSource Inc. acquisition.
The yield on loans and leases decreased 62 basis points to 6.80% for the first quarter of 2015 compared to 7.42% for the same quarter of 2014. The impact on loan yield from accelerated discount accretion from early payoffs of acquired loans was 58 basis points during the first quarter of 2015 compared to 74 basis points during the first quarter of 2014. Additionally, this decrease was due to rates on newly originated loans being lower than the average portfolio rate, the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio, and the PCI loan yield being lower in the current quarter.
The cost of all funding sources increased in the first quarter of 2015 compared to the same period last year due to the addition of higher-cost time deposits and subordinated debt from CapitalSource Inc., and the decrease in noninterest-bearing deposits as a percentage of all funding sources. The cost of average funding sources increased 32 basis points to 0.49% for the first quarter of 2015 from 0.17% for the first quarter of 2014. This includes the all‑in deposit cost which increased 27 basis points to 0.36% for the first quarter of 2015 from 0.09% for the same quarter last year. The cost of total interest‑bearing liabilities increased 34 basis points to 0.64% for the first quarter of 2015 from 0.30% for the same quarter last year.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for Non‑PCI loans and leases (1)	$16,604	$2,331	$600
Addition to (reduction in) reserve for unfunded loan commitments	563	398	(600)
Total provision for Non‑PCI loans and leases	17,167	2,729	—
Negative provision for PCI Loans	(733)	(666)	(644)
Total provision (negative provision) for credit losses	$16,434	$2,063	$(644)

Non‑PCI Credit Quality Metrics:
Net charge‑offs (recoveries) on Non‑PCI loans and leases (2)	7,380	(5,041)	861
Annualized net charge‑offs (recoveries) to average Non‑PCI loans and leases	0.25%	(0.18)%	0.09%
At period end:
Allowance for loan and lease losses	$79,680	$70,456	$59,980
Allowance for credit losses	86,554	76,797	66,955
Non‑PCI nonaccrual loans and leases (3)	139,334	83,621	58,121
Non‑PCI classified loans and leases (3)	333,182	242,611	150,517
Allowance for credit losses to Non‑PCI loans and leases	0.72%	0.66%	1.75%
Allowance for credit losses to Non‑PCI nonaccrual loans and leases	62.12%	91.80%	115.20%
______________________

(1)	Includes $6.5 million provision on newly impaired oil and gas related leases during the three months ended March 31, 2015.

(2)	Includes $5.0 million charge-off on oil and gas related leases during the three months ended March 31, 2015.

(3)	Includes $64.9 million in oil and gas related loans and leases classified and placed on nonaccrual status during the three months ended March 31, 2015.
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
We made a provision for credit losses of $16.4 million in the first quarter of 2015 and $2.1 million in the fourth quarter of 2014 in accordance with our allowance methodology, which takes into consideration new loan and lease fundings, commitments to make loans and leases, and underlying credit quality trends. The first quarter provision is comprised of a $17.1 million provision for Non-PCI loans and leases and a negative provision of $0.7 million for PCI loans. The $17.1 million provision related to Non-PCI loans and leases included an $8.8 million net provision for specific reserves and an $8.3 million provision for the combination of portfolio growth, payoffs, and risk rating changes. Of the $8.8 million of net provision for specific reserves, $6.5 million related to newly impaired oil and gas related loans and leases. The negative provision for PCI loans results from increases in expected cash flows on such loans.

Our Non‑PCI loans and leases at March 31, 2015, included $6.2 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non‑PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At March 31, 2015, our allowance for credit losses included $9.0 million related to these acquired loans and leases. When these acquired loans and leases of $6.2 billion are excluded from the total of Non‑PCI loans and leases and the related allowance of $9.0 million is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non‑PCI loans and leases of 1.32% at March 31, 2015. At December 31, 2014, this ratio was 1.44%. The adjusted coverage ratio is lower at March 31, 2015 compared to December 31, 2014 due to the combination of newly originated loans being provided for at a rate lower than the coverage ratio and normal and accelerated accretion of unamortized discount.

Non-PCI loans and leases include $5.9 billion of originated loans and leases that were not obtained through acquisitions. The allowance for loan and lease losses related to these loans and leases totaled $70.7 million, or 1.20% of the outstanding balance at March 31, 2015. At December 31, 2014, this ratio was 1.31%. The decrease in the coverage ratio is due to newly originated loans being provided for at a rate lower than the current coverage ratio.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$2,574	$2,787	$3,002
Other commissions and fees	5,396	4,556	1,932
Leased equipment income	5,382	5,382	—
Gain on sale of loans and leases	—	7	106
Gain on securities	3,275	—	4,752
FDIC loss sharing expense, net	(4,399)	(4,360)	(11,430)
Other income:
Dividends and realized gains on equity investments	3,477	1,924	—
Foreign currency translation net gains	2,597	854	—
Income recognized on early repayment of leases	736	294	3,505
Gain on sale of owned office building	—	—	1,570
Other	1,833	1,259	1,254
Total noninterest income	$20,871	$12,703	$4,691
The following table presents the details of FDIC loss sharing expense, net for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
FDIC Loss Sharing Expense, Net:
(Loss) gain on FDIC loss sharing asset(1)	$(278)	$(525)	$(2,206)
FDIC loss sharing asset amortization, net	(4,015)	(3,795)	(7,912)
Net reimbursement to FDIC for covered OREOs(2)	(3)	63	(1,224)
Other	(103)	(103)	(88)
Total FDIC loss sharing expense, net	$(4,399)	$(4,360)	$(11,430)
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
First Quarter of 2015 Compared to Fourth Quarter of 2014
Noninterest income increased by $8.2 million to $20.9 million for the first quarter of 2015 compared to $12.7 million for the fourth quarter of 2014 due mostly to higher commissions and fees, gain on securities, higher dividends and gains on equity investments, and higher foreign currency translation net gains. The increase in commissions and fees of $0.8 million is largely the result of a servicing asset write-off of $0.4 million made in the fourth quarter of 2014. The gain on sale of securities was $3.3 million for the first quarter of 2015; there were no securities sold in the prior quarter. Dividends and gains on equity investments increased $1.6 million and foreign currency translation net gains increased $1.7 million from the prior quarter. These items tend to fluctuate from period to period based upon dividends received, sales of equity investments and the movement of the U.S. Dollar against various foreign currencies, especially the Euro.

First Quarter of 2015 Compared to First Quarter of 2014
Noninterest income increased by $16.2 million to $20.9 million for the first quarter of 2015 compared to $4.7 million for the first quarter of 2014. The increase was due mostly to income streams acquired in connection with the CapitalSource Inc. merger, including certain other commissions and fees, certain dividends and gains on other equity investments and foreign currency translation net gains. The increase in other commissions and fees is due to higher loan-related fees (unused commitment fees and prepayment fees) of $3.5 million and leased equipment income increased by $5.4 million, all attributable to the added CapitalSource Division operations. Additionally, FDIC loss sharing expense decreased $7.0 million as a result of a $3.9 million decrease in the amortization expense of the FDIC loss sharing asset, as one of the Bank's loss sharing agreements reached the end of its initial indemnification period during the third quarter of 2014; a $1.9 million decrease in gains related to the FDIC loss sharing asset; and a $1.2 million decrease in net reimbursement expense related to covered OREOs.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Noninterest Expense:
Compensation	$47,737	$45,930	$28,627
Occupancy	10,600	10,745	7,595
Data processing	4,308	4,050	2,540
Other professional services	3,221	3,181	1,523
Insurance and assessments	3,025	3,115	1,593
Intangible asset amortization	1,501	1,619	1,364
Leased equipment depreciation	3,103	3,103	—
Foreclosed assets expense (income), net	336	1,938	(1,861)
Acquisition, integration and reorganization costs	2,000	7,381	2,200
Other expense:
Loan expense	339	2,365	1,194
Other	8,190	7,878	5,389
Total noninterest expense	$84,360	$91,305	$50,164
The following table presents the components of foreclosed assets expense (income), net for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Foreclosed Assets Expense:
Provision for losses	$124	$2,240	$94
Maintenance costs	106	364	368
(Gain) loss on sale	106	(666)	(2,323)
Total foreclosed assets expense (income), net	$336	$1,938	$(1,861)

The following table presents the components of acquisition, integration and reorganization costs for the periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Acquisition, Integration and Reorganization Costs:
Severance and employee-related	$—	$3,267	$200
System conversion and integration	—	334	250
Asset write-downs, lease terminations and
other facilities-related	—	500	—
Investment banking deal costs	1,050	—	—
Other (legal, accounting, insurance, consulting)	950	3,280	1,750
Total acquisition, integration and
reorganization costs	$2,000	$7,381	$2,200
First Quarter of 2015 Compared to Fourth Quarter of 2014
Noninterest expense decreased by $6.9 million to $84.4 million for the first quarter of 2015 compared to $91.3 million for the fourth quarter of 2014. The decrease was due mostly to lower acquisition, integration and reorganization expense of $5.4 million, lower foreclosed assets expense of $1.6 million and lower loan-related expense of $2.0 million, offset by higher compensation expense of $1.8 million. The decrease in foreclosed assets expense was mostly due to lower write-downs on existing properties. Loan-related expense decreased due to lower expenses related to origination and work-out activities and a $1.7 million recovery of legal costs. The increase in compensation expense was from higher payroll taxes due to the tax cycle.
First Quarter of 2015 Compared to First Quarter of 2014
Noninterest expense increased by $34.2 million to $84.4 million for the first quarter of 2015 compared to $50.2 million for the first quarter of 2014 as a result of including the CapitalSource Inc. operations after its acquisition date. The acquisition, integration and reorganization costs for the first quarter of 2015 related to the Square 1 Financial, Inc. merger, while these costs for the first quarter of 2014 related to the CapitalSource Inc. merger.
Income Taxes
The effective tax rate for the first quarter of 2015 was 38.7% compared to 37.9% for the fourth quarter of 2014 and 36.9% for the first quarter of 2014. The Company operates primarily in the states of California and Maryland and the blended statutory tax rate for federal and states is 41%.

Business Segments
The Company’s reportable segments consist of “Community Banking,” “National Lending,” and “Other.” The Community Banking and National Lending segments include all of the operations of Pacific Western Bank. The Other segment consists of holding company and non-bank subsidiary operations, and intercompany eliminations.
As a result of the CapitalSource Inc. merger, the Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The National Lending segment includes the lending operations gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial). We reorganized our asset-based lending and leasing operations when we established the CapitalSource Division.
The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans, and cash flow loans and providing real estate investment firms real estate loans secured by various property types. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; Phoenix, Arizona; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah.
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
For further information, see Note 14, Business Segments, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
The following tables present information regarding our business segments as of and for the periods indicated:

	March 31, 2015
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,349,928	$8,898,843	$23,395	$12,272,166
Allowance for loan and lease losses	(40,906)	(51,472)	—	(92,378)
Total loans and leases, net	$3,309,022	$8,847,371	$23,395	$12,179,788
Goodwill(1)	$333,979	$1,394,401	$—	$1,728,380
Core deposit and customer relationship intangibles, net	14,918	785	—	15,703
Total assets	6,553,028	9,905,563	185,349	16,643,940
Total deposits(2)	12,252,851	35,847	(354,523)	11,934,175
________________________

(1)	The increase in goodwill for the Community Banking segment and National Lending segment compared to March 31, 2014 was due primarily to $1.5 billion from the CapitalSource Inc. merger.

(2)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	March 31, 2014
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,707,308	$453,759	$—	$4,161,067
Allowance for loan and lease losses	(74,833)	(6,347)	—	(81,180)
Total loans and leases, net	$3,632,475	$447,412	$—	$4,079,887
Goodwill	$183,065	$25,678	$—	$208,743
Core deposit and customer relationship intangibles, net	14,139	1,745	—	15,884
Total assets	5,990,162	517,126	10,565	6,517,853
Total deposits(1)	5,415,691	—	(46,283)	5,369,408
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended March 31, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$62,956	$151,219	$139	$214,314
Interest expense	(10,661)	(53)	(4,525)	(15,239)
Intersegment interest income (expense)	6,721	(6,721)	—	—
Net interest income (expense)	59,016	144,445	(4,386)	199,075
Negative provision (provision) for credit losses	8,064	(24,406)	(92)	(16,434)
Gain on securities	3,275	—	—	3,275
FDIC loss sharing expense	(4,399)	—	—	(4,399)
Other noninterest income	9,575	5,142	7,278	21,995
Total noninterest income	8,451	5,142	7,278	20,871
Foreclosed assets (expense) income, net	(44)	(61)	(231)	(336)
Intangible asset amortization	(1,389)	(112)	—	(1,501)
Acquisition, integration and reorganization costs	(1,890)	—	(110)	(2,000)
Other noninterest expense	(55,205)	(22,837)	(2,481)	(80,523)
Total noninterest expense	(58,528)	(23,010)	(2,822)	(84,360)
Intersegment noninterest income (expense)	26,563	(26,563)	—	—
Total noninterest expense - adjusted	(31,965)	(49,573)	(2,822)	(84,360)
Earnings (loss) before taxes	43,566	75,608	(22)	119,152
Income tax (expense) benefit	(16,873)	(29,282)	82	(46,073)
Net earnings (loss)	$26,693	$46,326	$60	$73,079

	Three Months Ended December 31, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$64,967	$144,546	$183	$209,696
Interest expense	(10,069)	(46)	(4,598)	(14,713)
Intersegment interest income (expense)	6,173	(6,173)	—	—
Net interest income (expense)	61,071	138,327	(4,415)	194,983
Negative provision (provision) for credit losses	9,753	(11,816)	—	(2,063)
FDIC loss sharing expense	(4,360)	—	—	(4,360)
Other noninterest income	7,025	7,330	2,708	17,063
Total noninterest (expense) income	2,665	7,330	2,708	12,703
Foreclosed assets expense, net	(2,286)	(18)	366	(1,938)
Intangible asset amortization	(1,507)	(112)	—	(1,619)
Acquisition, integration and reorganization costs	(7,381)	—	—	(7,381)
Other noninterest expense	(51,605)	(24,526)	(4,236)	(80,367)
Total noninterest expense	(62,779)	(24,656)	(3,870)	(91,305)
Intersegment noninterest income (expense)	21,953	(21,953)	—	—
Total noninterest expense - adjusted	(40,826)	(46,609)	(3,870)	(91,305)
Earnings (loss) from continuing operations before taxes	32,663	87,232	(5,577)	114,318
Income tax (expense) benefit	(13,651)	(34,781)	5,171	(43,261)
Net earnings (loss) from continuing operations	19,012	52,451	(406)	71,057
Loss from discontinued operations before taxes	(105)	—	—	(105)
Income tax benefit	47	—	—	47
Net loss from discontinued operations	(58)	—	—	(58)
Net earnings (loss)	$18,954	$52,451	$(406)	$70,999

	Three Months Ended March 31, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$77,595	$10,765	$—	$88,360
Interest Expense	(1,227)	(77)	(1,041)	(2,345)
Intersegment interest income (expense)	222	(222)	—	—
Net interest income (expense)	76,590	10,466	(1,041)	86,015
Negative provision (provision) for credit losses	826	(182)	—	644
Gain on securities	4,752	—	—	4,752
FDIC loss sharing expense, net	(11,430)	—	—	(11,430)
Other noninterest income	6,897	4,445	27	11,369
Total noninterest income	219	4,445	27	4,691
Foreclosed assets expense, net	1,861	—	—	1,861
Intangible asset amortization	(1,191)	(173)	—	(1,364)
Acquisition, integration and reorganization costs	(2,200)	—	—	(2,200)
Other noninterest expense	(40,285)	(6,573)	(1,603)	(48,461)
Total noninterest expense	(41,815)	(6,746)	(1,603)	(50,164)
Earnings (loss) from continuing operations before taxes	35,820	7,983	(2,617)	41,186
Income tax (expense) benefit	(13,039)	(3,331)	1,089	(15,281)
Net earnings (loss) from continuing operations	22,781	4,652	(1,528)	25,905
Loss from discontinued operations before taxes	(1,413)	—	—	(1,413)
Income tax benefit	588	—	—	588
Net loss from discontinued operations	(825)	—	—	(825)
Net earnings (loss)	$21,956	$4,652	$(1,528)	$25,080
First Quarter of 2015 Compared to First Quarter of 2014
Net earnings for the Community Banking segment increased $4.7 million for the first quarter of 2015 to $26.7 million, compared to net earnings of $22.0 million in the first quarter of 2014. Net earnings before taxes increased $7.7 million as a result of lower noninterest expense of $9.9 million, higher noninterest income of $8.2 million, and lower provision for credit losses of $7.2 million, offset by lower net interest income of $17.6 million. The decrease in noninterest expense-adjusted is due mostly to the intersegment allocation of corporate overhead and deposit gathering and maintenance costs from the Community Banking segment to the National Lending segment. In addition, foreclosed asset expense decreased $1.9 million. The allocation of noninterest expense to the National Lending segment, which is categorized in "Intersegment noninterest income (expense)," was adopted after the acquisition of CapitalSource Inc.; accordingly, there is no allocation of overhead expenses between reporting segments for the first quarter of 2014. The increase in noninterest income is due to lower FDIC loss sharing expense and gains on derivatives during the first quarter of 2015 when compared to the first quarter of 2014. Net interest income decreased compared to the prior year period due to lower average loan and lease balances and a lower loan and lease yield.
Net earnings for the National Lending segment increased $41.7 million for the first quarter of 2015 to $46.3 million, compared to $4.7 million for the first quarter of 2014. The increase in net earnings is a result of the CapitalSource Inc. merger which increased interest-earning assets and net interest income. Loans increased $8.4 billion to $8.8 billion as of March 31, 2015 from $447.4 million as of March 31, 2014. Noninterest expense for the National Lending segment increased $42.8 million largely as a result of the $26.6 million intersegment expense allocation and higher compensation expense of $17.5 million as a result of the CapitalSource Inc. merger.

Balance Sheet Analysis
Investment Portfolio
The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	March 31, 2015
Security Type:	Amortized Cost	Fair Value	Yield(1)	Duration (in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$439,696	$458,892	2.63%	3.6
Government agency and government-sponsored enterprise collateralized mortgage obligations	269,766	276,224	2.36%	4.1
Private label collateralized mortgage obligations	36,141	43,094	6.87%	2.2
Municipal securities (2)	579,344	592,853	2.67%	5.9
Corporate debt securities	47,485	47,745	7.30%	6.0
Collateralized loan obligations	112,883	113,805	2.58%	0.3
Government-sponsored enterprise debt securities	36,249	37,405	2.16%	5.0
Other securities	25,451	25,391	1.27%	3.8
Total securities available-for-sale (2)	$1,547,015	$1,595,409	2.81%	4.4
______________________________________

(1)	Represents the yield for the month of March 31, 2015.

(2)	The tax equivalent yield was 3.87% and 3.26% for municipal securities and total securities available-for-sale, respectively.
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	March 31, 2015
Municipal Securities by State:	Carrying Value	% of Total
	(Dollars in thousands)
Texas	$96,900	16%
Washington	55,438	9%
Illinois	50,380	9%
Ohio	40,018	7%
New York	35,521	6%
California	31,747	5%
Colorado	27,732	5%
Connecticut	19,502	3%
Florida	16,959	3%
Massachusetts	16,581	3%
Total of 10 largest states	390,778	66%
All other states	202,075	34%
Total municipal securities	$592,853	100%

Loan and Leases
The following table presents our total loans and leases, net of deferred fees, by portfolio segment and class as of the dates indicated:

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$622,310	5%	$570,634	5%
SBA	392,704	3%	380,890	3%
Commercial real estate	2,742,593	22%	2,583,965	21%
Healthcare real estate	1,097,910	9%	1,051,491	9%
Multi-family	749,661	6%	789,271	7%
Other	209,703	2%	220,751	2%
Total real estate mortgage	5,814,881	47%	5,597,002	47%
Real estate construction:
Residential	122,338	1%	96,749	1%
Commercial	208,259	2%	217,297	2%
Total real estate construction	330,597	3%	314,046	3%
Total real estate loans	6,145,478	50%	5,911,048	50%
Commercial:
Collateralized	394,576	3%	439,567	4%
Unsecured	143,585	1%	131,939	1%
Asset-based	1,719,835	14%	1,794,907	15%
Cash flow	2,818,293	23%	2,486,411	21%
Equipment finance	914,015	8%	969,489	8%
SBA	42,426	—%	47,304	—%
Total commercial	6,032,730	49%	5,869,617	49%
Consumer	93,958	1%	101,767	1%
Total loans and leases, net of deferred fees(1)	$12,272,166	100%	$11,882,432	100%
_______________________________________

(1)	Includes PCI loans of $254.3 million and $290.8 million at March 31, 2015 and December 31, 2014, of which the majority are included in the Real Estate Mortgage - "Other" category in this table.
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
Credit Exposure to the Oil and Gas Industries
The per-barrel price of crude oil was consistently greater than $90 during the first three quarters of 2014. By December 2014, the price per barrel declined to under $60. During the first quarter of 2015, prices per barrel averaged approximately $50. These low oil prices have adversely impacted the operations of oil industry borrowers and lessees. Certain borrowers and lessees are more adversely affected by the oil price decline than others. Borrowers and lessees that are more affected by the oil price decline provide oil well operation and maintenance services. Less-affected borrowers and lessees provide land and marine transportation services which are ongoing.

At March 31, 2015, we had 45 loan and lease relationships totaling $264.4 million to borrowers and lessees that were involved with the energy industry in general. The obligors under these loans and leases either conduct mining, oil and gas extraction or provide industrial support services. The collateral for these loans and leases primarily includes equipment, such as drilling and mining equipment and transportation vehicles, used directly and indirectly in these activities.
Included in the energy industry loan and lease relationships are certain borrowers and lessees that have little or no exposure to the oil and gas industries. The following table reconciles the energy industry loan and lease relationships to the loan and lease relationships having exposure to the oil and gas industries:

	March 31, 2015
	Total		Loans		Leases
	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Outstanding loans and leases having any exposure
to the energy industry	$264,370	45	$133,527	19	$130,843	26
Less:
Miscellaneous credits unrelated to the oil and gas
industries	1,373	5	1,373	5	—	—
Coal mining enterprises	47,200	6	3,680	1	43,520	5
Obligors providing general transportation services	23,875	3	21,966	2	1,909	1
Industrial cleaning company	10,472	1	10,472	1	—	—
Loans and leases related to support services
to the oil and gas industries	$181,450	30	$96,036	10	$85,414	20
The 30 loan and lease relationships providing support services to the oil and gas industries and totaling $181.5 million represent 1.5% of total loans and leases. At March 31, 2015, four relationships totaling $65.1 million were on nonaccrual status and were classified. Updated cash flow analyses and appraisals resulted in a $6.5 million credit loss provision related to these four relationships, of which $5.0 million represented a charge-off.

The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	March 31, 2015		December 31, 2014
Loan Category:	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$479,571	8%	$480,437	9%
Retail	521,798	9%	469,340	8%
Office buildings	812,594	14%	776,718	14%
Owner-occupied	615,927	11%	601,729	11%
Hotel	624,459	11%	572,855	10%
Healthcare	1,077,483	19%	1,030,852	19%
Mixed use	169,192	3%	129,135	2%
Gas station	13,078	—%	11,428	—%
Self storage	67,169	1%	60,262	1%
Restaurant	13,281	—%	17,145	—%
Land acquisition/development	32,714	—%	28,910	1%
Unimproved land	7,465	—%	7,483	—%
Other	221,128	4%	224,875	4%
Total commercial real estate mortgage	4,655,859	80%	4,411,169	79%
Residential real estate mortgage:
Multi-family	734,298	13%	774,710	14%
Single family owner-occupied	150,003	3%	161,652	3%
Single family nonowner-occupied	202,152	3%	173,964	3%
Mixed use	11,318	—%	11,537	—%
HELOCs	61,251	1%	63,970	1%
Total residential real estate mortgage	1,159,022	20%	1,185,833	21%
Total gross real estate mortgage loans	$5,814,881	100%	$5,597,002	100%

The following table presents a roll forward of the loan and lease portfolio by business segment for the period indicated:

	Three Months Ended March 31, 2015
	Community	National
Loan and Lease Roll Forward by Business Segment(1):	Banking	Lending	Total
	(Dollars in thousands)
Beginning balance	$3,401,129	$8,481,303	$11,882,432
Loans and leases originated and purchased	143,200	894,706	1,037,906
Existing loans and leases:
Principal repayments, net(2)	(192,104)	(445,184)	(637,288)
Transfers to foreclosed assets	(186)	(208)	(394)
Charge-offs	(2,111)	(8,379)	(10,490)
Ending balance	$3,349,928	$8,922,238	$12,272,166

Weighted average yields on loans and leases originated and purchased during the three months ended:
March 31, 2015	5.28%	5.84%	5.76%
December 31, 2014	5.09%	5.76%	5.67%
September 30, 2014	4.73%	5.56%	5.34%
June 30, 2014	4.98%	5.86%	5.71%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal repayments on existing loans, changes in revolving lines of credit (repayments and draws), loan participation sales and other changes within the loan portfolio.
Allowance for Credit Losses on Non-PCI Loans and Leases
The allowance for credit losses on non-purchased credit impaired ("Non-PCI") loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities." The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. Refer to "Balance Sheet Analysis - Allowance for Credit Losses on PCI Loans" for the policy on PCI loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
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

A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We assess our loans for impairment on an on-going basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure impairment of a loan based upon the fair value of the loan’s collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateral-dependent. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. To the extent a loan or lease balance exceeds the estimated collectible value, a specific reserve or charge-off is recorded depending upon the certainty of the estimate of loss. Smaller balance loans (under $250,000), with a few exceptions for certain loan types, are generally not individually assessed for impairment but are evaluated collectively.
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

In addition, we may refer to the loans and leases classified as "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 6, Loans and Leases, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

Non-PCI Allowance for Credit Losses Data:	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Allowance for loan and lease losses	$79,680	$70,456	$59,980
Reserve for unfunded loan commitments	6,874	6,311	6,975
Total allowance for credit losses	$86,554	$76,767	$66,955

Allowance for credit losses to loans and leases	0.72%	0.66%	1.75%
Allowance for credit losses to nonaccrual loans and leases	62.12%	91.80%	115.20%
See "Balance Sheet Analysis - Nonperforming Assets and Performing Restructured Loans" for information regarding the increase in our nonaccrual loans and leases during the three months ended March 31, 2015.

The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Non-PCI Allowance for Credit Losses:	2015	2014	2014
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$76,767	$68,997	$67,816
Provision for credit losses:
Addition to allowance for loan and lease losses	16,604	2,331	600
Addition to (reduction in) reserve for unfunded loan commitment	563	398	(600)
Provision for credit losses	17,167	2,729	—
Loans and leases charged off:
Real estate mortgage	(1,453)	(1,104)	(94)
Real estate construction	—	—	(1,441)
Commercial	(8,395)	(414)	—
Consumer	(63)	(129)	(15)
Total loans and leases charged off	(9,911)	(1,647)	(1,550)
Recoveries on loans charged off:
Real estate mortgage	1,295	691	261
Real estate construction	632	44	24
Commercial	410	4,964	377
Consumer	194	989	27
Total recoveries on loans charged off	2,531	6,688	689
Net (charge-offs) recoveries	(7,380)	5,041	(861)
Allowance for credit losses, end of period	$86,554	$76,767	$66,955

Annualized net charge-offs (recoveries) to average loans and leases	0.25%	(0.18)%	0.09%
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
The following table presents the changes in our allowance for credit losses on PCI loans for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
PCI Allowance for Credit Losses:	2015	2014	2014
	(In thousands)
Allowance for credit losses on PCI loans, beginning of period	$13,999	$18,815	$21,793
Negative provision	(733)	(666)	(644)
Net (charge-offs) recoveries	(568)	(4,150)	51
Allowance for credit losses on PCI loans, end of period	$12,698	$13,999	$21,200

Nonperforming Assets and Performing Restructured Loans
The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases	$139,334	$83,621	$58,121
Nonaccrual PCI loans(1)	23,331	25,264	—
Total nonaccrual loans	162,665	108,885	58,121
Foreclosed assets, net	35,940	43,721	50,895
Total nonperforming assets	$198,605	$152,606	$109,016

Performing restructured loans(2)	$35,975	$35,244	$35,101
Nonaccrual loans and leases to loans and leases (3)	1.32%	0.91%	1.52%
Nonperforming assets to loans and leases and foreclosed assets, net (3)	1.61%	1.28%	2.71%
_______________________________________

(1)	Represents legacy CapitalSource Inc. borrowing relationships placed on nonaccrual status as of the acquisition date.

(2)	Excludes PCI loans.

(3)	Calculation includes total loans and leases as of March 31, 2015 and December 31, 2014. For prior periods, calculation excludes PCI loans.
Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases and foreclosed assets and totaled $198.6 million at March 31, 2015 compared to $152.6 million at December 31, 2014. The $46.0 million increase in nonperforming assets was due to a $53.8 million increase in nonaccrual loans and leases and a $7.8 million decrease in foreclosed assets. The ratio of nonperforming assets to loans and leases and foreclosed assets increased to 1.61% at March 31, 2015 from 1.28% at December 31, 2014.

Nonaccrual Loans and Leases
The $53.8 million increase in nonaccrual loans and leases during the first quarter of 2015 was attributable mainly to $76.5 million in additions, of which $69.9 million were three relationships related to the oil and gas industries and negatively impacted by continued low oil prices, offset partially by $9.7 million in charge-offs and $13.0 million in principal payments, returns to accrual status, and other reductions.
The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	March 31, 2015		December 31, 2014		30 - 89 Days Past Due
		% of Loan		% of Loan	March 31, 2015	December 31, 2014
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$8,088	1.3%	$6,366	1.1%	$—	$—
SBA	10,919	2.8%	11,141	3.0%	3,310	3,339
Other	18,328	—%	20,105	0.5%	3,009	4,769
Total real estate mortgage	37,335	0.7%	37,612	0.7%	6,319	8,108
Real estate construction:
Residential	379	—%	381	0.4%	—	—
Commercial	453	—%	1,178	0.6%	—	—
Total real estate construction	832	—%	1,559	0.5%	—	—
Commercial:
Collateralized	3,601	0.9%	5,450	1.2%	1,397	93
Unsecured	594	—%	639	0.5%	—	69
Asset-based	4,159	—%	4,574	0.3%	—	—
Cash flow	15,172	0.5%	15,964	0.7%	—	—
Equipment finance	71,039	7.8%	11,131	1.2%	7,751	2,339
SBA	3,128	7.4%	3,207	6.8%	614	26
Total commercial	97,693	1.6%	40,965	0.7%	9,762	2,527
Consumer	3,474	3.7%	3,485	3.4%	9	50
Total Non-PCI loans and leases	$139,334	1.2%	$83,621	0.7%	$16,090	$10,685
The increase in nonaccrual loans and leases generally, and equipment finance loans and leases specifically, was due to three relationships totaling $64.9 million, after related charge-offs of $5.0 million, that are related to the oil and gas industries and which have been adversely impacted by continued low oil prices.

The following table lists the ten largest Non-PCI lending relationships on nonaccrual status as of the date indicated:

March 31, 2015 Nonaccrual Amount	Quarter Placed on Nonaccrual Status	Description
(In thousands)
$41,753	2015 Q1
Loan secured by a fleet of vessels used to service shallow water oil platforms in the Gulf of Mexico. Borrower is operating but has been negatively affected by low oil prices. Borrower is current under a restructured loan agreement.

15,657	2015 Q1	Lease secured by hydraulic fracturing equipment. Lessee has been negatively affected by low oil prices and is exploring the sale of the company.
14,973	2014 Q2	Two healthcare cash flow loans secured by enterprise value. Borrower is current on principal and interest payments, but leverage has increased due to a decline in performance.
7,452	2015 Q1	Loan secured by four oil rigs. Borrower is operating but has been negatively affected by low oil prices. Borrower is current and a loan restructuring is in progress.
6,195	2013 Q4	Two loans, each secured by a hotel in San Diego County. The borrower is paying according to the restructured terms of each loan.
4,111	2014 Q1
Asset based loan secured by consumer sales installment contracts. Although operating performance of the borrower has declined, loan payments have remained current and the loan is fully secured by performing receivables.

3,680	2014 Q3	Equipment loans secured by equipment used for coal production. Although the borrower is current on principal and interest payments, its operating performance has declined.
3,484	2014 Q1
Two loans secured by 19 properties located predominantly in San Luis Obispo County. Collateral consists of five undeveloped residential properties, two single family residences, two commercial buildings, and 10 undeveloped commercial properties.

3,276	2014 Q4	SBA 7(a) loan secured by a franchise restaurant in Colorado. Loan is supported by a 75% SBA guarantee on the Bank's balance.
3,154	2014 Q1	Loan secured by an industrial building in Santa Barbara County.
$103,735		Total

Foreclosed Assets
The following table presents the components of foreclosed assets (primarily other real estate owned, or OREO) as of the dates indicated:

Property Type:	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Commercial real estate	$1,036	$2,449	$13,161
Construction and land development	18,942	24,759	32,682
Multi-family	4,964	4,823	835
Single family residence	3,253	3,392	192
Total OREO, net	28,195	35,423	46,870
Other foreclosed assets	7,745	8,298	4,025
Total foreclosed assets	$35,940	$43,721	$50,895
Foreclosed assets decreased $7.8 million during the first quarter of 2015 mainly as a result of sales of $8.1 million.

Performing Restructured Loans
Non-PCI performing restructured loans increased by $0.7 million during the first quarter of 2015 to $36.0 million at March 31, 2015. The increase was attributable primarily to $2.7 million in additions, offset partially by $2.0 million in payoffs. At March 31, 2015, we had $22.4 million in real estate mortgage loans, $7.8 million in real estate construction loans, $5.5 million in commercial loans, and $0.3 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
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
PCI Delinquent and Nonaccrual Loans
Loans accounted for as PCI are generally considered accruing and performing loans as the loans accrete their discount to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2015, there are $23.3 million of PCI loans on nonaccrual status and included in the delinquency table below.
The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Current	$229,642	$268,263	$294,393
30 to 89 days past due	4,954	2,700	2,965
90 days or more past due	19,689	19,828	35,158
Total	$254,285	$290,791	$332,516

Deposits
The following table presents the balance of each major category of deposits at the dates indicated:

	March 31, 2015		December 31, 2014
Deposit Category:	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$3,029,463	26%	$2,931,352	25%
Interest checking deposits	739,073	6	732,196	6
Money market deposits	1,682,123	14	1,709,068	15
Savings deposits	746,741	6	762,961	6
Total core deposits	6,197,400	52	6,135,577	52
Brokered non-maturity deposits	155,976	1	120,613	1
Total non-maturity deposits	6,353,376	53	6,256,190	53
Time deposits under $100,000	2,562,078	22	2,467,338	21
Time deposits $100,000 and over	3,018,721	25	3,031,600	26
Total time deposits	5,580,799	47	5,498,938	47
Total deposits	$11,934,175	100%	$11,755,128	100%

Total deposits increased $179.0 million during the first quarter to $11.9 billion at March 31, 2015, including an increase in core deposits of $61.8 million. At March 31, 2015, core deposits totaled $6.2 billion, or 52% of total deposits, including $3.0 billion of noninterest-bearing demand deposits, or 26% of total deposits. Deposits obtained from CapitalSource Division borrowers totaled $303.1 million at March 31, 2015, of which $289.9 million were core deposits. The remaining unamortized purchase accounting premium on acquired CapitalSource Inc. time deposits as of March 31, 2015 was $2.4 million, of which $1.6 million will be recognized as a reduction of interest expense in the remainder of 2015.
The following table summarizes the maturities of time deposits, together with their weighted average contractual rate and estimated effective rate, as of the date indicated:

	March 31, 2015
Maturity:	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Contractual Rate	Estimated Effective Rate
	(Dollars in thousands)
Due in three months or less	$666,961	$741,091	$1,408,052	0.65%	0.60%
Due in over three months through six months	845,811	1,242,887	2,088,698	0.71%	0.68%
Due in over six months through twelve months	825,838	701,955	1,527,793	0.71%	0.67%
Due in over 12 months through 24 months	175,369	288,107	463,476	0.95%	0.85%
Due in over 24 months	48,099	44,681	92,780	0.99%	0.72%
Total	$2,562,078	$3,018,721	$5,580,799	0.72%	0.68%

At December 31, 2014	$2,467,338	$3,031,600	$5,498,938	0.75%	0.69%

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At March 31, 2015, Banks and bank holding companies considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At March 31, 2015, such amount was $154.9 million for the Company and $116.2 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.
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
The New Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the previous U.S. general risk-based capital rules. The New Capital Rules revised the definitions and the components of regulatory capital, as well as addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also addressed asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk weights (from 0% to 600%) for equity exposures.

The New Capital Rules were effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. As expected, the most significant of the provisions of the New Capital Rules which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds.
The following table presents regulatory capital requirements and our regulatory capital ratios under Basel III:

	March 31, 2015
	Pacific Western Bank	PacWest Bancorp Consolidated	Well Capitalized Requirement
Tier 1 Leverage	11.53%	11.74%	5.00%
Common Equity Tier-1 Capital	12.07	12.27	6.50
Tier 1 Capital	12.07	12.27	8.00
Total Capital	12.80	15.80	10.00
Subordinated Debentures
The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities. The amount of subordinated debentures totaled $431.4 million at March 31, 2015 and includes $298.1 million of debentures assumed in connection with the CapitalSource Inc. merger. At March 31, 2015, $32.8 million of the trust preferred securities is included in Tier I capital and $387.4 million is included in Tier II capital.
Dividends on Common Stock and Interest on Subordinated Debentures
Bank holding companies, such as PacWest, are required to notify the Board of Governors of the Federal Reserve System (“FRB”) prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made by the Company on subordinated debentures are considered dividend payments under FRB regulations.

Liquidity
Liquidity Management
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
The Company manages its liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of San Francisco (“FRBSF”), which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $80 million with correspondent banks for purchase of overnight funds.

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	March 31, 2015	December 31, 2014
	(In thousands)
Primary Liquidity-On-Balance Sheet:
Cash and due from banks	$140,873	$164,757
Interest-earning deposits at financial institutions	250,981	148,469
Investment securities available-for-sale	1,595,409	1,567,177
Less: pledged securities	(354,726)	(308,555)
Total primary liquidity	$1,632,537	$1,571,848

Ratio of primary liquidity to total deposits	13.7%	13.4%

	March 31, 2015	December 31, 2014
	(In thousands)
Secondary Liquidity-Off-Balance Sheet Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$2,361,965	$2,391,157
Less: secured advances outstanding	(615,000)	(380,000)
Net secured borrowing capacity with the FHLB	1,746,965	2,011,157
Secured credit line with the FRBSF	1,533,630	1,305,650
Total secondary liquidity	$3,280,595	$3,316,807
During the three months ended March 31, 2015, the Bank’s primary liquidity increased $60.7 million due to a $102.5 million increase in interest-earning deposits in financial institutions, and a $28.2 million increase in investment securities available-for-sale, offset by a $23.9 million decrease in cash and due from banks and a $46.2 million increase in pledged investment securities available-for-sale. The Bank’s secondary liquidity decreased $36.2 million during the first quarter due to a $235.0 million increase in FHLB secured advances outstanding and a $29.2 million decrease in the borrowing capacity on the secured credit line with the FHLB, offset partially by a $228.0 million increase in the secured credit line with the FRBSF attributable to additional loans pledged as collateral.
At March 31, 2015, $2.1 billion of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by a blanket lien on certain qualifying loans that are not pledged to the FRBSF.
In addition to our primary liquidity, we generate liquidity from cash flows from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At March 31, 2015, such deposits totaled $6.2 billion and represented 52% of the Bank's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources.
Deposits from our customers may decrease if interest rates increase significantly or if corporate customers move funds from the Bank generally. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.

The following table provides a summary of the Bank’s core deposits at the dates indicated:

	March 31, 2015	December 31, 2014
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$3,029,463	$2,931,352
Interest checking	739,073	732,196
Money market deposits	1,682,123	1,709,068
Savings deposits	746,741	762,961
Total core deposits	$6,197,400	$6,135,577
Our liquidity policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus FHLB borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2015, we were in compliance with all liquidity guidelines established in the liquidity policy.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At March 31, 2015, brokered deposits totaled $989.3 million, consisting of $768.4 million of brokered time deposits, $156.0 million of non-maturity brokered sweep accounts, $46.6 million of CDARS Program deposits, and $18.5 million of other miscellaneous brokered deposits. At December 31, 2014, brokered deposits totaled $776.5 million, consisting of $592.7 million of brokered time deposits, $120.6 million of non-maturity brokered sweep accounts, $44.0 million of CDARS Program deposits, and $19.1 million of other miscellaneous brokered deposits, The CDARS Program represents deposits that are participated with other FDIC‑insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers’ deposits. The amount of our brokered deposits has increased in recent quarters because of favorable market conditions for brokered deposits compared to retail time deposits we obtain from the Bank's branch network and the large amount of deposits which can be obtained in a short period of time to manage liquidity and funding needs.
Holding Company Liquidity
The primary sources of liquidity for the holding company include dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. Our ability to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends.
Dividends paid by state banks, such as the Bank, are regulated by the California Department of Business Oversight (“DBO”) under its general supervisory authority as it relates to a bank’s capital requirements and the FDIC. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three months ended March 31, 2015, PacWest received $55.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the holding company require DBO and FDIC approval.
At March 31, 2015, PacWest had $354.0 million in cash, of which the majority is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company's cash flow needs over the next 12 months.
On October 1, 2014, the holding company obtained an unsecured, variable-rate revolving line of credit in the amount of $75 million with an expiration date of September 30, 2015. This borrowing facility provides additional available liquidity to the holding company.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	March 31, 2015
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(In thousands)
Time deposits(1)	$5,021,937	$521,327	$33,396	$1,279	$5,577,939
Overnight FHLB advance	615,000	—	—	—	615,000
Long-term debt obligations(1)	1,499	1,373	284	539,439	542,595
Contractual interest(2)	15,428	6,609	1,380	60	23,477
Operating lease obligations	23,001	35,042	23,801	29,063	110,907
Other contractual obligations	13,675	5,214	198	640	19,727
Total	$5,690,540	$569,565	$59,059	$570,481	$6,889,645
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 9, Borrowings, Subordinated Debentures and Brokered Deposits, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider and commitments to contribute capital to investments in low income housing project partnerships and private equity funds.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At March 31, 2015, our loan and lease-related commitments, including standby letters of credit, totaled $2.2 billion. The commitments, which may result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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
We evaluated the results of our net interest income simulation and market value of equity models prepared as of March 31, 2015, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is asset sensitive. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability sensitive profile would suggest that these amounts would decrease. In general, we view the net interest income model results as more relevant to the Company’s current operating profile and manage our balance sheet giving priority to this information.
Net Interest Income Simulation
We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2015. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios using the forward yield curve at March 31, 2015. In order to arrive at the base case, we extend our balance sheet at March 31, 2015 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2015. Based on such repricing, we calculate an estimated net interest income and net interest margin.
The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are variable‑rate loans, which are assumed to reprice in accordance with their contractual terms. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, the 4.00% floor we have administered on the Bank's base lending rate (affecting $549 million of variable-rate loans originated by the Community Banking segment tied to this index), and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

The following table presents as of March 31, 2015, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points:

				Estimated
	Estimated	Percentage	Estimated	Net Interest
March 31, 2015	Net Interest	Change	Net Interest	Margin Change
Interest Rate Scenario:	Income	From Base	Margin	From Base
	(Dollars in millions)

Up 300 basis points	$824.8	12.0%	5.97%	0.64%
Up 200 basis points	$788.1	7.0%	5.70%	0.37%
Up 100 basis points	$756.0	2.7%	5.47%	0.14%
BASE CASE	$736.4	—	5.33%	—
Down 100 basis points	$740.3	0.5%	5.35%	0.02%
Down 200 basis points	$739.8	0.5%	5.35%	0.02%
Down 300 basis points	$739.8	0.5%	5.34%	0.01%
Total base case year 1 net interest income increased $18.2 million to $736.4 million at March 31, 2015 from $718.2 million at December 31, 2014, due to the increase in the average balance of loans. The net interest income ("NII") simulation model prepared as of March 31, 2015 suggests our balance sheet is asset sensitive. The degree of asset sensitivity in the first quarter’s NII rate shock results decreased slightly compared to the prior quarter primarily due to changes in the mix of interest-bearing liabilities, as short-term borrowings increased $234.8 million, and also due to adjustments made to deposit pricing beta assumptions, which we monitor and adjust on an ongoing basis.
Although $9.3 billion of the $12.3 billion of total loans in the portfolio have variable interest rate terms, only $2.3 billion of those variable-rate loans would immediately reprice at March 31, 2015 under the modeled scenarios. Of the remaining variable-rate loans, $6.4 billion would not immediately reprice because the loans' fully-indexed rates are below their floor rates. Of these $6.4 billion of loans at their floors, the fully-indexed rates would rise off of the floors and reprice as follows:

March 31, 2015
Rate
Cumulative	Increase
Amount of	Needed to
Loans	Reprice
(Dollars in millions)
$5,596.7	100 bps
$5,975.4	200 bps
$6,156.6	300 bps
Additionally, certain variable-rate hybrid ARM loans do not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to variable-rate, because the initial fixed-rate term would expire, was approximately $150.8 million, $299.1 million, and $462.6 million in the next one, two, and three years.

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
This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at March 31, 2015.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of March 31, 2015:

March 31, 2015 Interest Rate Scenario:	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in millions)
Up 300 basis points	$4,024.9	$123.7	3.2%	24.2%	113.9%
Up 200 basis points	$3,977.7	$76.5	2.0%	23.9%	112.6%
Up 100 basis points	$3,924.6	$23.4	0.6%	23.6%	111.1%
BASE CASE	$3,901.2	$—	—	23.4%	110.4%
Down 100 basis points	$3,852.3	$(48.9)	(1.3)%	23.1%	109.0%
Down 200 basis points	$3,807.1	$(94.1)	(2.4)%	22.9%	107.7%
Down 300 basis points	$3,814.9	$(86.3)	(2.2)%	22.9%	108.0%
In comparing the March 31, 2015 simulation results to December 31, 2014, our base case estimated market value of equity has increased while our overall profile has remained relatively unchanged. Base case market value of equity increased $45.4 million compared to December 31, 2014. This increase was due to a decrease in the discount rate used to value a portion of our loan portfolio to reflect lower spreads observed in the market for these assets, to lower medium and long-term interest rates, which cause the fair value of loans to appreciate and the fair value of deposits to depreciate, and to the $30.0 million increase in the book value of shareholders' equity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please see the section above titled "Asset/Liability Management and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2014, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
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

ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2014. See also Part I, Item 2 (Forward-Looking Information) of this quarterly report on Form 10-Q.
On March 2, 2015, the Company announced it had entered into the Agreement whereby the Company and Square 1 Financial, Inc. ("Square 1") will merge in a transaction valued at approximately $849 million. In connection with the execution of that agreement, the Company has supplemented the risk factors previously disclosed in the Company's most recent Annual Report on Form 10-K as follows:
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
The Company and Square 1 have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on PacWest's ability to successfully combine the businesses of PacWest and Square 1. To realize these anticipated benefits and cost savings, after the completion of the merger, PacWest expects to integrate Square 1's business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Square 1 merger. The loss of key employees could have an adverse effect on PacWest's financial results and the value of its common stock. If PacWest experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.
Failure to consummate the Square 1 merger, or a delay in consummating the Square 1 merger, could negatively impact the market price of PacWest common stock and could have a material adverse effect on our business, financial condition and results of operations.
Consummation of the Square 1 merger is subject to various customary conditions, including (i) approval by Square 1's stockholders, (ii) receipt of certain required regulatory approvals and such approvals not containing materially burdensome regulatory conditions, (iii) the absence of any governmental order or law prohibiting the consummation of the Square 1 merger and (iv) effectiveness of the registration statement for the PacWest common stock to be issued as consideration in the Square 1 merger. The obligation of each party to consummate the Square 1 merger is also conditioned upon (i) subject to certain exceptions, the accuracy of the of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Square 1 merger agreement, (iii) the adjusted stockholders' equity of Square 1 being in excess of a specified level, (iv) receipt by such party of a tax opinion to the effect that the Square 1 merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended and (v) the absence of a material adverse effect with respect to the other party since the date of the Square 1 merger agreement. PacWest and Square 1 have have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Square 1 merger. The parties will not be required to take any action, or agree to any condition or restriction, in connection with obtaining any regulatory permits, consents, approvals and authorizations of governmental authorities that would reasonably be likely, in each case following the effective time of the Square 1 merger (but regardless when the action, condition or restriction is to be taken or implemented), to (i) have a material adverse effect with respect to the combined company and its subsidiaries, taken as a whole or (ii) require PacWest, the Bank, the combined company or the surviving bank in the bank merger to raise additional capital in an amount that would materially reduce the economic benefits of the Square 1 merger to the holders of PacWest common stock (including the Square 1 stockholders in respect of the shares of PacWest common stock received by them in the Square 1 merger).

If the Square 1 merger is not consummated, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of PacWest common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Square 1 merger will be consummated. If the consummation of the Square 1 merger is delayed, including by a delay in receipt of necessary governmental approvals or by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may also be materially adversely affected. In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transaction contemplated by the merger agreement. If the Square 1 merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the transaction. Any of the foregoing, or other risks arising in connection with the failure or the delay in consummating the Square 1 merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Square 1 merger agreement on our ability to make significant changes to our ongoing business during the pendency of the Square 1 merger, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various uncertainties and contractual restrictions while the Square 1 merger is pending that could disrupt the conduct of our business and could have a material adverse effect on our business, financial condition and results of operations.
Uncertainty about the effect of the Square 1 merger on employees, customers, suppliers, and vendors may have a material adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability or the ability of Square 1 to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the Square 1 merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the Square 1 merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Square 1 merger.
We have a small number of key personnel. The pursuit of the Square 1 merger and the preparation for the integration may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.
In addition, the Square 1 merger agreement restricts us from taking certain actions without Square 1's consent while the Square 1 merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the merger agreement, entering into other transactions or making other changes to our business prior to consummation of the Square 1 merger or termination of the Square 1 merger agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.
The consideration to be paid in the Square 1 merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our stock price.
The merger consideration is fixed in the Square 1 merger agreement and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, PacWest common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to consummation of the Square 1 merger, there would be no adjustment to the amount of the merger consideration.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated March 1, 2015 between PacWest Bancorp and Square 1 Financial, Inc. (Exhibit 2.1 to Form 8-K filed on March 5, 2015 and incorporated herein by this reference).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2
Certificate of Amendment of Certificate of Incorporation of PacWest Bancorp, a Delaware Corporation, dated May 14, 2010 (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).

3.3	Certificate of Merger filed with the Delaware Secretary of State, dated April 7, 2014.
3.4	Certificate of Correction of Certificate of Merger filed with the Delaware Secretary of State, dated April 14, 2014.
3.5	Amended and Restated Bylaws of PacWest Bancorp, a Delaware corporation, dated November 5, 2014 (Exhibit 3.5 to Form 10-Q filed on November 7, 2014 and incorporated herein by this reference).
10.1
Form of Voting Agreement dated March 1, 2015, between PacWest Bancorp and certain stockholders of Square 1 Financial, Inc. (Exhibit 99.1 to Form 8-K filed on March 5, 2015 and incorporated herein by this reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certification of Chief Executive Officer. *
32.2	Section 1350 Certification of Chief Financial Officer. *
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Condensed Consolidated Financial Statements.

_____________________
* Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date: May 8, 2015	/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer