Form 10-Q
period 2015-06-30
PACWEST BANCORP
filed 2015-08-10
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of July 29, 2015, there were 102,061,730 shares of the registrant's common stock outstanding, excluding 967,759 shares of unvested restricted stock.

PACWEST BANCORP

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands)
ASSETS:
Cash and due from banks	$209,598	$164,757
Interest-earning deposits in financial institutions	431,033	148,469
Total cash and cash equivalents	640,631	313,226
Securities available-for-sale, at fair value	1,698,158	1,567,177
Federal Home Loan Bank stock, at cost	17,250	40,609
Total investment securities	1,715,408	1,607,786
Gross loans and leases	12,069,005	11,904,684
Deferred fees and costs	(34,816)	(22,252)
Allowance for loan and lease losses	(99,375)	(84,455)
Total loans and leases, net	11,934,814	11,797,977
Equipment leased to others under operating leases	117,182	122,506
Premises and equipment, net	35,984	36,551
Foreclosed assets, net	31,668	43,721
Goodwill	1,728,380	1,720,479
Core deposit and customer relationship intangibles, net	14,201	17,204
Deferred tax asset, net	211,556	284,411
Other assets	267,196	290,744
Total assets	$16,697,020	$16,234,605

LIABILITIES:
Noninterest-bearing deposits	$3,396,688	$2,931,352
Interest-bearing deposits	9,185,128	8,823,776
Total deposits	12,581,816	11,755,128
Borrowings	2,751	383,402
Subordinated debentures	433,944	433,583
Accrued interest payable and other liabilities	127,019	156,262
Total liabilities	13,145,530	12,728,375

Commitments and contingencies (Note 10)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at June 30, 2015 and December 31, 2014;
104,428,608 and 104,219,197 shares issued, respectively, including 990,259 and 1,108,505 shares of
unvested restricted stock, respectively)	1,044	1,042
Additional paid-in capital	3,712,724	3,807,167
Accumulated deficit	(127,550)	(285,712)
Treasury stock, at cost (1,376,619 and 1,197,180 shares at June 30, 2015 and December 31, 2014)	(50,983)	(42,647)
Accumulated other comprehensive income, net	16,255	26,380
Total stockholders' equity	3,551,490	3,506,230
Total liabilities and stockholders' equity	$16,697,020	$16,234,605

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$203,781	$202,097	$192,201	$405,878	$269,664
Investment securities	14,570	12,195	11,986	26,765	22,809
Deposits in financial institutions	104	22	176	126	250
Total interest income	218,455	214,314	204,363	432,769	292,723
Interest expense:
Deposits	11,233	10,479	7,313	21,712	8,538
Borrowings	88	235	199	323	278
Subordinated debentures	4,582	4,525	4,318	9,107	5,359
Total interest expense	15,903	15,239	11,830	31,142	14,175
Net interest income	202,552	199,075	192,533	401,627	278,548
Provision for credit losses	6,529	16,434	5,030	22,963	4,386
Net interest income after provision for credit losses	196,023	182,641	187,503	378,664	274,162
Noninterest income:
Service charges on deposit accounts	2,612	2,574	2,719	5,186	5,721
Other commissions and fees	7,123	5,396	5,743	12,519	7,675
Leased equipment income	5,375	5,382	5,672	10,757	5,672
Gain (loss) on sale of loans and leases	163	—	(485)	163	(379)
(Loss) gain on securities	(186)	3,275	89	3,089	4,841
FDIC loss sharing expense, net	(5,107)	(4,399)	(8,525)	(9,506)	(19,955)
Other income	9,643	8,643	3,266	18,286	9,595
Total noninterest income	19,623	20,871	8,479	40,494	13,170
Noninterest expense:
Compensation	49,033	47,737	45,081	96,770	73,708
Occupancy	10,588	10,600	11,078	21,188	18,673
Data processing	4,402	4,308	4,099	8,710	6,639
Other professional services	3,332	3,221	2,843	6,553	4,366
Insurance and assessments	4,716	3,025	3,179	7,741	4,772
Intangible asset amortization	1,502	1,501	1,677	3,003	3,041
Leased equipment depreciation	3,103	3,103	3,095	6,206	3,095
Foreclosed assets (income) expense, net	(2,340)	336	497	(2,004)	(1,364)
Acquisition, integration and reorganization costs	900	2,000	86,242	2,900	88,442
Other expense	10,040	8,529	11,409	18,569	17,992
Total noninterest expense	85,276	84,360	169,200	169,636	219,364
Earnings from continuing operations before taxes	130,370	119,152	26,782	249,522	67,968
Income tax expense	(45,287)	(46,073)	(15,552)	(91,360)	(30,833)
Net earnings from continuing operations	85,083	73,079	11,230	158,162	37,135
Loss from discontinued operations before taxes	—	—	(1,151)	—	(2,564)
Income tax benefit	—	—	476	—	1,064
Net loss from discontinued operations	—	—	(675)	—	(1,500)
Net earnings	$85,083	$73,079	$10,555	$158,162	$35,635
Basic earnings per share:
Net earnings from continuing operations	$0.83	$0.71	$0.11	$1.54	$0.51
Net earnings	$0.83	$0.71	$0.10	$1.54	$0.49
Diluted earnings per share:
Net earnings from continuing operations	$0.83	$0.71	$0.11	$1.54	$0.51
Net earnings	$0.83	$0.71	$0.10	$1.54	$0.49
Dividends declared per share	$0.50	$0.50	$0.25	$1.00	$0.50

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(Unaudited)
	(In thousands)
Net earnings	$85,083	$73,079	$10,555	$158,162	$35,635
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities
available-for-sale	(21,213)	7,363	23,011	(13,850)	45,302
Income tax benefit (expense) related to unrealized
holding (losses) gains arising during the period	8,614	(3,105)	(9,663)	5,509	(19,026)
Unrealized holding (losses) gains on securities
available-for-sale, net of tax	(12,599)	4,258	13,348	(8,341)	26,276
Reclassification adjustment for losses (gains) included
in net earnings (1)	186	(3,275)	(89)	(3,089)	(4,841)
Income tax (benefit) expense related to reclassification
adjustment	(76)	1,381	37	1,305	2,033
Reclassification adjustment for losses (gains)
included in net earnings, net of tax	110	(1,894)	(52)	(1,784)	(2,808)
Other comprehensive (loss) income, net of tax	(12,489)	2,364	13,296	(10,125)	23,468
Comprehensive income	$72,594	$75,443	$23,851	$148,037	$59,103
___________________________________

(1)	Entire amounts are recognized in "(Loss) gain on securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2015
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Accumulated	Treasury	Comprehensive
	Shares	Value	Capital	Deficit	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands, except share data)
Balance, December 31, 2014	103,022,017	$1,042	$3,807,167	$(285,712)	$(42,647)	$26,380	$3,506,230
Net earnings	—	—	—	158,162	—	—	158,162
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(10,125)	(10,125)
Restricted stock awarded and earned stock
compensation, net of shares forfeited	208,112	2	8,072	—	—	—	8,074
Restricted stock surrendered	(179,439)	—	—	—	(8,336)	—	(8,336)
Tax effect from vesting of restricted stock	—	—	401	—	—	—	401
Cash dividends paid	—	—	(102,974)	—	—	—	(102,974)
Dividend reinvestment	1,300	—	58	—	—	—	58
Balance, June 30, 2015	103,051,990	$1,044	$3,712,724	$(127,550)	$(50,983)	$16,255	$3,551,490

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$158,162	$35,635
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,087	18,023
Provision for credit losses	22,963	4,386
Loss (gain) on sale of foreclosed assets	126	(2,699)
Provision for losses on foreclosed assets	406	368
(Gain) loss on sale of loans and leases	(163)	379
Gain on sale of premises and equipment	(11)	(1,571)
Gain on securities	(3,089)	(4,841)
Unrealized (gain) loss on derivatives and foreign currencies, net	(1,226)	14
Earned stock compensation	8,074	30,696
Write-off of goodwill relating to the asset financing segment reorganization	—	6,645
Tax effect included in stockholders' equity of restricted stock vesting	(401)	(4,294)
Decrease in accrued and deferred income taxes, net	72,169	25,141
Decrease in other assets	26,443	32,585
Decrease in accrued interest payable and other liabilities	(26,541)	(87,303)
Net cash provided by operating activities	278,999	53,164

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration	—	346,047
Net increase in loan and leases	(169,071)	(18,989)
Proceeds from sales of loans and leases	3,784	22,711
Securities available-for-sale:
Proceeds from maturities and paydowns	63,741	61,914
Proceeds from sales	159,548	466,534
Purchases	(375,156)	(163,421)
Collections of securities sales proceeds	—	482,724
Net redemptions of Federal Home Loan Bank stock	23,359	24,016
Proceeds from sales of foreclosed assets	14,610	11,450
Purchases of premises and equipment, net	(3,407)	(1,967)
Proceeds from sales of premises and equipment	63	3,753
Net decrease of equipment leased to others under operating leases	—	30,462
Net cash (used in) provided by investing activities	(282,529)	1,265,234

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	461,107	286,370
Interest-bearing	361,330	(232,598)
Net decrease in borrowings	(380,651)	(1,101,197)
Restricted stock surrendered	(8,336)	(22,307)
Tax effect included in stockholders' equity of restricted vesting stock	401	4,294
Cash dividends paid	(102,916)	(37,017)
Net cash provided by (used in) financing activities	330,935	(1,102,455)
Net increase in cash and cash equivalents	327,405	215,943
Cash and cash equivalents at beginning of period	313,226	147,422
Cash and cash equivalents at end of period	$640,631	$363,365

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,006	$12,437
Cash paid (received) for income taxes	6,076	(12,613)
Loans transferred to foreclosed assets	3,089	667
Common stock issued in acquisitions	—	2,594,070

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Organization
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles‑based wholly owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.” When we say “we,” “our,” or the “Company,” we mean PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the holding company, we are referring to PacWest Bancorp, the parent company, on a stand‑alone basis. As of June 30, 2015, the Company had total assets of $16.7 billion, gross loans and leases of $12.1 billion, total deposits of $12.6 billion and total stockholders' equity of $3.6 billion.
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including accepting demand, money market, and time deposits and originating loans and leases, including an array of commercial real estate loans and commercial lending products. The Bank strives to attract locally generated and relationship-based deposits, with 80 full-service branches located primarily in Southern California, extending from San Diego County to California’s Central Coast. The Bank also operates three banking offices in the San Francisco Bay area and four banking offices in the Central Valley. The collateral for real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties. Our commercial loan products include equipment loans and leases, asset-based loans, loans to finance companies, and loans secured by borrower future cash flows.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, cash flow loans, and real estate loans secured by various property types. The Bank's leasing operation, Pacific Western Equipment Finance, and its group specializing in asset-based lending, CapitalSource Business Finance Group, are part of the CapitalSource Division. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah. When we refer to "CapitalSource Inc.," we are referring to the company acquired on April 7, 2014, and when we refer to the "CapitalSource Division," we are referring to a division of the Bank that specializes in middle-market lending on a nationwide basis.
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
We have completed 27 acquisitions from May 2000 through June 30, 2015, including the acquisition of CapitalSource Inc. Since 2000, our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 3, Acquisitions, for more information about the CapitalSource Inc. merger.
Square 1 Financial, Inc. Merger Announcement
On March 2, 2015, PacWest announced the signing of an agreement and plan of merger (the “Agreement”) whereby PacWest and Square 1 Financial, Inc. (“Square 1”) will merge in a transaction currently valued at approximately $867 million. The surviving company will be PacWest Bancorp and the surviving subsidiary bank will be Pacific Western Bank, with the banking operations of Square 1 conducted under the trade name of Square 1 Bank, a division of Pacific Western Bank.
Under the terms of the Agreement, Square 1 stockholders will receive 0.5997 shares of PacWest common stock for each share of Square 1 common stock. The total value of the per share merger consideration is $27.49, based on the $45.84 closing price of PacWest common stock on February 27, 2015, the last trading day before the transaction was announced.
As of June 30, 2015, on a pro forma consolidated basis, after giving effect to the Square 1 merger, the Company would have had approximately $21.1 billion in assets with 80 branches throughout California and one branch in North Carolina.
The transaction, currently expected to close in the fourth quarter of 2015, is subject to customary conditions, including the approval of bank regulatory authorities. The transaction was approved by the Square 1 stockholders on July 29, 2015.

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
Accounting Standard Adopted in 2015
Effective January 1, 2015, the Company adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit. As a result of the adoption of this new guidance, the Company made an accounting policy election to amortize the initial cost of its qualifying investments in proportion to the tax credits and other benefits received and to present the amortization as a component of income tax expense, referred to as the proportional amortization method. Previously, investments in low-income housing tax credits were accounted for under the equity method and such amortization was presented in other expense. The guidance was required to be applied retrospectively and accordingly, prior period amounts for other expense and tax expense have been revised to conform to the current period presentation. The revised amortization amounts for prior periods were not material.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2.  Discontinued Operations
Discontinued operations include the income and expense related to Electronic Payment Services ("EPS"), a discontinued division of the Bank acquired in connection with the First California Financial Group, Inc. ("FCAL") acquisition. Liabilities of the EPS division were $17.0 million and $21.3 million at June 30, 2015 and December 31, 2014, and consisted primarily of noninterest‑bearing deposits, and are included in the condensed consolidated balance sheets under the caption “Accrued interest payable and other liabilities.” For segment reporting purposes, the EPS division is included in our Community Banking segment.
Note 3.  Acquisitions
The following assets acquired and liabilities assumed of CapitalSource Inc. are presented at their estimated fair values as of its April 7, 2014 acquisition date:

CapitalSource Inc.
(In thousands)
Assets Acquired:
Cash and due from banks	$768,553
Interest‑earning deposits in financial institutions	60,612
Investment securities available‑for‑sale	382,797
FHLB stock	46,060
Loans and leases	6,877,427
Equipment leased to others under operating leases	160,015
Premises and equipment	12,663
Foreclosed assets	6,382
Income tax assets	304,856
Goodwill	1,526,282
Core deposit and customer relationship intangibles	6,720
Other assets	582,985
Total assets acquired	$10,735,352
Liabilities Assumed:
Noninterest‑bearing deposits	$4,631
Interest‑bearing deposits	6,236,419
Other borrowings	992,109
Subordinated debentures	300,918
Accrued interest payable and other liabilities	124,087
Total liabilities assumed	$7,658,164
Total consideration paid	$3,077,188
Summary of consideration:
Cash paid	$483,118
PacWest common stock issued	2,594,070
Total	$3,077,188

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
At closing, we created the CapitalSource Division of the Bank. The CapitalSource Division provides a full spectrum of financing solutions across numerous industries and property types to middle market businesses nationwide. When we refer to "CapitalSource Inc.," we are referring to the company acquired on April 7, 2014, and when we refer to the "CapitalSource Division," we are referring to a division of the Bank that lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, cash flow loans, and real estate loans secured by various property types.
The CapitalSource Inc. merger has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the merger date. We made significant estimates and exercised significant judgment in estimating such fair values and accounting for the acquired assets and liabilities. The application of the acquisition method of accounting resulted in goodwill of $1.5 billion. All of the recognized goodwill was non‑deductible for tax purposes.
Acquisition-Related Charges
The following table presents the components of acquisition, integration and reorganization costs for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(In thousands)
Acquisition, Integration and Reorganization Costs:
Severance and employee-related	$—	$—	$54,061	$—	$54,261
System conversion and integration	—	—	873	—	1,123
Asset write-downs, lease terminations and
other facilities-related	—	—	5,703	—	5,703
Investment banking deal costs	—	1,050	16,117	1,050	16,117
Other (legal, accounting, insurance, consulting)	900	950	9,488	1,850	11,238
Total acquisition, integration and
reorganization costs	$900	$2,000	$86,242	$2,900	$88,442

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4.  Goodwill and Other Intangible Assets
Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Our intangible assets with definite lives are core deposit intangibles ("CDI") and customer relationship intangibles ("CRI"). In the first quarter of 2015, we finalized the estimated fair value of the deferred tax assets acquired in the CapitalSource Inc. merger that resulted in a $7.9 million decrease with a corresponding adjustment to increase goodwill.
Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in “Noninterest expense” in the condensed consolidated statements of earnings. No impairment losses were recognized during the six months ended June 30, 2015 and 2014.
CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI as of June 30, 2015 is 4.1 years. The aggregate CDI and CRI amortization expense is expected to be $6.0 million for 2015. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $4.1 million for 2016, $2.3 million for 2017, $2.0 million for 2018, $1.7 million for 2019, and $953,000 for 2020.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2014	$1,720,479
Adjustment to acquired CapitalSource Inc. deferred tax assets	7,901
Balance, June 30, 2015	$1,728,380
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$53,090	$53,090	$48,963	$53,090	$48,963
Additions	—	—	6,720	—	6,720
Fully amortized portion	—	—	(1,293)	—	(1,293)
Write-off due to the asset financing segment reorganization	—	—	(1,300)	—	(1,300)
Balance, end of period	53,090	53,090	53,090	53,090	53,090
Accumulated Amortization:
Balance, beginning of period	(37,387)	(35,886)	(33,079)	(35,886)	(31,715)
Amortization	(1,502)	(1,501)	(1,677)	(3,003)	(3,041)
Fully amortized portion	—	—	1,293	—	1,293
Write-off due to the asset financing segment reorganization	—	—	804	—	804
Balance, end of period	(38,889)	(37,387)	(32,659)	(38,889)	(32,659)
Net CDI and CRI, end of period	$14,201	$15,703	$20,431	$14,201	$20,431
In the second quarter of 2014, we wrote-off $6.6 million of goodwill and $0.5 million of CRI related to the reorganization of the legacy PacWest asset financing segment, which included the sale of Celtic Capital Corporation. These amounts are included in "Acquisition, integration and reorganization costs" in the condensed consolidated statements of earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Investment Securities
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and carrying values of securities available-for-sale as of the dates indicated:

	June 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and
government-sponsored enterprise
pass-through securities	$411,842	$15,282	$(250)	$426,874	$515,902	$20,142	$(372)	$535,672
Government agency and
government-sponsored enterprise
collateralized mortgage obligations	262,222	4,443	(766)	265,899	275,513	3,513	(1,080)	277,946
Covered private label collateralized
mortgage obligations	25,835	6,573	(85)	32,323	26,889	7,153	(95)	33,947
Other private label collateralized
mortgage obligations	8,025	43	(43)	8,025	10,961	46	(93)	10,914
Municipal securities	720,835	10,358	(9,637)	721,556	521,499	15,899	(1,282)	536,116
Corporate debt securities	47,438	343	(371)	47,410	110,074	597	(562)	110,109
Collateralized loan obligations	133,128	1,067	(288)	133,907	—	—	—	—
Government-sponsored enterprise debt
securities	36,267	813	—	37,080	36,232	525	—	36,757
Other securities	25,199	2	(117)	25,084	25,801	33	(118)	25,716
Total	$1,670,791	$38,924	$(11,557)	$1,698,158	$1,522,871	$47,908	$(3,602)	$1,567,177
Other securities consist primarily of asset‑backed securities. See Note 11, Fair Value Measurements, for information on fair value measurements and methodology.
As of June 30, 2015, securities available‑for‑sale with a carrying value of $364.3 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the six months ended June 30, 2015 and 2014, we purchased $375.2 million and $163.4 million in securities available-for-sale.
During the six months ended June 30, 2015, we sold $28.7 million of municipal securities for a $698,000 gain, $67.5 million in corporate debt securities for a realized loss of $232,000 and $60.3 million in government agency and government-sponsored enterprise ("GSE") pass-through securities for a realized gain of $2.6 million. During the six months ended June 30, 2014, we sold $137.3 million in GSE pass-through securities for a realized gain of $4.8 million and $797,000 in other securities for a realized gain of $89,000. In addition, we sold $323.6 million of the $382.8 million of securities obtained in the CapitalSource Inc. merger for no gain or loss.

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

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass-through
securities	$4,952	$(92)	$9,707	$(158)	$14,659	$(250)
Government agency and government-
sponsored enterprise collateralized
mortgage obligations	21,528	(51)	14,145	(715)	35,673	(766)
Covered private label collateralized
mortgage obligations	1,126	(27)	626	(58)	1,752	(85)
Other private label collateralized
mortgage obligations	2,188	(39)	428	(4)	2,616	(43)
Municipal securities	344,761	(7,998)	38,651	(1,639)	383,412	(9,637)
Corporate debt securities	25,104	(371)	—	—	25,104	(371)
Collateralized loan obligations	39,184	(288)	—	—	39,184	(288)
Other securities	12,366	(112)	10,035	(5)	22,401	(117)
Total	$451,209	$(8,978)	$73,592	$(2,579)	$524,801	$(11,557)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We reviewed the securities that were in a loss position at June 30, 2015, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we occasionally sell securities for risk management purposes to reduce risks related to price volatility and duration, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$5,783	$5,810
Due after one year through five years	106,649	108,045
Due after five years through ten years	282,802	291,215
Due after ten years	1,275,557	1,293,088
Total securities available-for-sale	$1,670,791	$1,698,158
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
FHLB Stock
At June 30, 2015, we had a $17.3 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. During the six months ended June 30, 2015, the carrying value of FHLB stock decreased by $23.4 million due to $27.3 million in redemptions, offset partially by $3.9 million in purchases. We evaluated the carrying value of our FHLB stock investment at June 30, 2015, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment. The FHLB paid us a special dividend of $1.4 million in the second quarter of 2015.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(In thousands)
Taxable interest	$7,577	$7,473	$7,668	$15,050	$14,584
Non-taxable interest	4,808	3,894	3,333	8,702	6,661
Dividend income	2,185	828	985	3,013	1,564
Total interest income on investment securities	$14,570	$12,195	$11,986	$26,765	$22,809

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6.  Loans and Leases
The Company’s loan and lease portfolio includes originated and purchased loans and leases. Originated loans and leases and purchased loans and leases for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that all contractually required payments would be collected, are referred to collectively as non-purchased credit impaired loans, or "Non-PCI loans." Purchased loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and it was probable that we would be unable to collect all contractually required payments are referred to as purchased credit impaired loans, or "PCI loans".
Non-PCI loans are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold.
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
The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	June 30, 2015			December 31, 2014
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,428,698	$212,157	$5,640,855	$5,350,827	$256,489	$5,607,316
Real estate construction and land	346,919	1,464	348,383	309,162	6,924	316,086
Commercial	5,984,472	8,782	5,993,254	5,852,420	27,155	5,879,575
Consumer	86,224	289	86,513	101,423	284	101,707
Total gross loans and leases	11,846,313	222,692	12,069,005	11,613,832	290,852	11,904,684
Deferred fees and costs	(34,762)	(54)	(34,816)	(22,191)	(61)	(22,252)
Total loans and leases, net of deferred fees	11,811,551	222,638	12,034,189	11,591,641	290,791	11,882,432
Allowance for loan and lease losses	(85,047)	(14,328)	(99,375)	(70,456)	(13,999)	(84,455)
Total net loans and leases	$11,726,504	$208,310	$11,934,814	$11,521,185	$276,792	$11,797,977

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases by portfolio segment and PCI loans for the periods indicated:

	Three Months Ended June 30, 2015
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$30,911	$2,173	$45,794	$802	$79,680	$12,698	$92,378
Charge-offs	(62)	—	(534)	(27)	(623)	—	(623)
Recoveries	200	12	1,744	34	1,990	101	2,091
Provision (negative provision)	(1,141)	1,723	3,527	(109)	4,000	1,529	5,529
Balance, end of period	$29,908	$3,908	$50,531	$700	$85,047	$14,328	$99,375

	Six Months Ended June 30, 2015
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$25,097	$4,248	$39,858	$1,253	$70,456	$13,999	$84,455
Charge-offs	(1,515)	—	(8,929)	(90)	(10,534)	(579)	(11,113)
Recoveries	1,495	644	2,154	228	4,521	112	4,633
Provision (negative provision)	4,831	(984)	17,448	(691)	20,604	796	21,400
Balance, end of period	$29,908	$3,908	$50,531	$700	$85,047	$14,328	$99,375

Amount of the allowance
applicable to loans and leases:
Individually evaluated for impairment	$1,461	$49	$13,305	$193	$15,008
Collectively evaluated for impairment	$28,447	$3,859	$37,226	$507	$70,039
Acquired loans with deteriorated credit quality						$14,328

The ending balance of the
loan and lease portfolio is
composed of loans and leases:
Individually evaluated for impairment	$56,297	$8,118	$98,767	$3,585	$166,767
Collectively evaluated for impairment	$5,359,373	$335,382	$5,867,335	$82,694	$11,644,784
Acquired loans with deteriorated credit quality						$222,638
Ending balance of
loans and leases	$5,415,670	$343,500	$5,966,102	$86,279	$11,811,551	$222,638	$12,034,189

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2014
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$24,352	$4,103	$27,740	$3,785	$59,980	$21,200	$81,180
Charge-offs	(487)	—	(326)	(17)	(830)	(4,604)	(5,434)
Recoveries	376	64	587	215	1,242	—	1,242
Provision (negative provision)	(1,965)	135	7,529	(568)	5,131	30	5,161
Balance, end of period	$22,276	$4,302	$35,530	$3,415	$65,523	$16,626	$82,149

	Six Months Ended June 30, 2014
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$26,078	$4,298	$26,921	$2,944	$60,241	$21,793	$82,034
Charge-offs	(581)	—	(1,767)	(32)	(2,380)	(4,553)	(6,933)
Recoveries	636	88	965	242	1,931	—	1,931
Provision (negative provision)	(3,857)	(84)	9,411	261	5,731	(614)	5,117
Balance, end of period	$22,276	$4,302	$35,530	$3,415	$65,523	$16,626	$82,149

Amount of the allowance
applicable to loans and leases:
Individually evaluated for impairment	$2,245	$238	$12,531	$321	$15,335
Collectively evaluated for impairment	$20,031	$4,064	$22,999	$3,094	$50,188
Acquired loans with deteriorated credit quality						$16,626

The ending balance of the
loan and lease portfolio is
composed of loans and leases:
Individually evaluated for impairment	$62,287	$12,797	$51,488	$3,971	$130,543
Collectively evaluated for impairment	$5,174,165	$285,680	$5,142,247	$59,034	$10,661,126
Acquired loans with deteriorated credit quality						$398,436
Ending balance of
loans and leases	$5,236,452	$298,477	$5,193,735	$63,005	$10,791,669	$398,436	$11,190,105

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

	June 30, 2015			December 31, 2014
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$16,737	$579,922	$596,659	$17,761	$542,458	$560,219
SBA	10,141	387,921	398,062	11,141	364,786	375,927
Other	53,777	4,367,172	4,420,949	68,084	4,336,330	4,404,414
Total real estate mortgage	80,655	5,335,015	5,415,670	96,986	5,243,574	5,340,560
Real estate construction and land:
Residential	377	119,428	119,805	402	96,326	96,728
Commercial	984	222,711	223,695	3,346	207,061	210,407
Total real estate construction and land	1,361	342,139	343,500	3,748	303,387	307,135
Commercial:
Collateralized	19,250	352,541	371,791	22,433	416,754	439,187
Unsecured	1,609	118,526	120,135	1,323	130,501	131,824
Asset-based	6,675	1,833,778	1,840,453	11,547	1,783,304	1,794,851
Cash flow	177,948	2,505,518	2,683,466	83,321	2,376,530	2,459,851
Equipment finance	85,536	818,952	904,488	15,973	953,516	969,489
SBA	3,068	42,701	45,769	3,207	44,054	47,261
Total commercial	294,086	5,672,016	5,966,102	137,804	5,704,659	5,842,463
Consumer	3,886	82,393	86,279	4,073	97,410	101,483
Total Non-PCI loans and leases	$379,988	$11,431,563	$11,811,551	$242,611	$11,349,030	$11,591,641
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2015
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$596,659	$596,659
SBA	2,526	6,919	9,445	388,617	398,062
Other	4,165	5,515	9,680	4,411,269	4,420,949
Total real estate mortgage	6,691	12,434	19,125	5,396,545	5,415,670
Real estate construction and land:
Residential	—	—	—	119,805	119,805
Commercial	—	—	—	223,695	223,695
Total real estate construction and land	—	—	—	343,500	343,500
Commercial:
Collateralized	733	427	1,160	370,631	371,791
Unsecured	33	15	48	120,087	120,135
Asset-based	—	—	—	1,840,453	1,840,453
Cash flow	—	—	—	2,683,466	2,683,466
Equipment finance	2,551	16,443	18,994	885,494	904,488
SBA	293	1,192	1,485	44,284	45,769
Total commercial	3,610	18,077	21,687	5,944,415	5,966,102
Consumer	25	3,146	3,171	83,108	86,279
Total Non-PCI loans and leases	$10,326	$33,657	$43,983	$11,767,568	$11,811,551

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2014
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$560,219	$560,219
SBA	5,530	4,357	9,887	366,040	375,927
Other	6,098	7,630	13,728	4,390,686	4,404,414
Total real estate mortgage	11,628	11,987	23,615	5,316,945	5,340,560
Real estate construction and land:
Residential	—	—	—	96,728	96,728
Commercial	—	715	715	209,692	210,407
Total real estate construction and land	—	715	715	306,420	307,135
Commercial:
Collateralized	878	965	1,843	437,344	439,187
Unsecured	69	45	114	131,710	131,824
Asset-based	—	—	—	1,794,851	1,794,851
Cash flow	—	232	232	2,459,619	2,459,851
Equipment finance	6,525	366	6,891	962,598	969,489
SBA	205	1,362	1,567	45,694	47,261
Total commercial	7,677	2,970	10,647	5,831,816	5,842,463
Consumer	101	3,146	3,247	98,236	101,483
Total Non-PCI loans and leases	$19,406	$18,818	$38,224	$11,553,417	$11,591,641
At June 30, 2015 and December 31, 2014, the Company had no loans and leases (excluding PCI loans) that were greater than 90 days past due and still accruing interest. It is the Company’s policy to discontinue accruing interest when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the judgment of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. Interest income on nonaccrual loans is recognized only to the extent cash is received and the principal balance of the loan is deemed collectable.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2015			December 31, 2014
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$7,894	$588,765	$596,659	$6,366	$553,853	$560,219
SBA	10,141	387,921	398,062	11,141	364,786	375,927
Other	16,213	4,404,736	4,420,949	20,105	4,384,309	4,404,414
Total real estate mortgage	34,248	5,381,422	5,415,670	37,612	5,302,948	5,340,560
Real estate construction and land:
Residential	377	119,428	119,805	381	96,347	96,728
Commercial	—	223,695	223,695	1,178	209,229	210,407
Total real estate construction and land	377	343,123	343,500	1,559	305,576	307,135
Commercial:
Collateralized	3,761	368,030	371,791	5,450	433,737	439,187
Unsecured	537	119,598	120,135	639	131,185	131,824
Asset-based	40	1,840,413	1,840,453	4,574	1,790,277	1,794,851
Cash flow	14,605	2,668,861	2,683,466	15,964	2,443,887	2,459,851
Equipment finance	71,130	833,358	904,488	11,131	958,358	969,489
SBA	3,068	42,701	45,769	3,207	44,054	47,261
Total commercial	93,141	5,872,961	5,966,102	40,965	5,801,498	5,842,463
Consumer	3,412	82,867	86,279	3,485	97,998	101,483
Total Non-PCI loans and leases	$131,178	$11,680,373	$11,811,551	$83,621	$11,508,020	$11,591,641
At June 30, 2015, nonaccrual loans and leases totaled $131.2 million and included $33.7 million of loans and leases 90 or more days past due, $4.5 million of loans and leases 30 to 89 days past due, and $93.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $83.6 million at December 31, 2014, including $18.8 million of loans and leases 90 or more days past due, $8.7 million of loans and leases 30 to 89 days past due, and $56.1 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability. The increase in nonaccrual loans and leases generally, and equipment finance loans and leases specifically, was due to three relationships totaling $64.1 million that are related to the oil and gas industries and which have been adversely impacted by continued low oil prices.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non‑PCI nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	June 30, 2015			December 31, 2014
		Performing	Total		Performing	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans/Leases	Loans	Loans/Leases	Loans/Leases	Loans	Loans/Leases
	(In thousands)
Real estate mortgage	$34,248	$23,863	$58,111	$37,612	$20,245	$57,857
Real estate construction and land	377	7,741	8,118	1,559	8,996	10,555
Commercial	93,141	6,350	99,491	40,965	5,744	46,709
Consumer	3,412	249	3,661	3,485	259	3,744
Total	$131,178	$38,203	$169,381	$83,621	$35,244	$118,865
The following table presents loan and lease relationships having exposure to the oil and gas industries as of the dates indicated:

	June 30, 2015		March 31, 2015
	Amount	Obligors	Amount	Obligors
	(Dollars in thousands)
Loans	$87,005	8	$88,585	9
Leases	90,189	21	92,865	21
Total oil & gas support services	$177,194	29	$181,450	30

Classified	$64,232	4	$65,498	5
Nonaccrual	$64,232	4	$65,074	4

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class as of and for the dates indicated:

	June 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,919	$1,918	$18	$1,946	$1,945	$47
Other	15,233	15,365	1,443	9,136	9,233	646
Real estate construction and land:
Residential	755	755	36	763	763	46
Commercial	392	390	13	1,128	4,934	23
Commercial:
Collateralized	7,336	8,060	4,016	4,630	5,246	3,771
Unsecured	1,147	1,160	1,008	912	924	799
Asset-based	40	150	40	137	247	137
Cash flow	14,606	17,650	4,556	15,578	17,970	2,667
Equipment finance	13,257	13,659	3,685	6,956	7,268	2,601
Consumer	302	307	193	143	142	37
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$7,894	$10,057	$—	$6,366	$7,593	$—
SBA	10,141	13,678	—	11,141	14,708	—
Other	22,924	35,625	—	29,268	40,643	—
Real estate construction and land:
Residential	—	—	—	21	19	—
Commercial	6,971	6,968	—	8,643	8,749	—
Commercial:
Collateralized	1,697	2,120	—	5,566	6,877	—
Unsecured	467	518	—	725	809	—
Asset-based	—	—	—	4,436	5,415	—
Cash flow	—	505	—	387	919	—
Equipment finance	57,873	60,754	—	4,175	7,528	—
SBA	3,068	4,862	—	3,207	4,920	—
Consumer	3,359	3,518	—	3,601	3,768	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$58,111	$76,643	$1,461	$57,857	$74,122	$693
Real estate construction and land	8,118	8,113	49	10,555	14,465	69
Commercial	99,491	109,438	13,305	46,709	58,123	9,975
Consumer	3,661	3,825	193	3,744	3,910	37
Total	$169,381	$198,019	$15,008	$118,865	$150,620	$10,774

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,
	2015		2014
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,919	$20	$1,974	$20
Other	15,138	161	14,329	174
Real estate construction and land:
Residential	755	4	771	4
Commercial	392	5	435	6
Commercial:
Collateralized	6,050	37	5,986	43
Unsecured	1,082	12	701	6
Asset-based	40	—	269	—
Cash flow	14,606	—	—	—
Equipment finance	9,178	—	1,322	—
Consumer	302	2	3,571	5
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$7,894	$—	$6,552	$—
SBA	9,984	4	4,271	—
Other	20,656	83	27,100	79
Real estate construction and land:
Residential	—	—	542	—
Commercial	6,971	58	11,049	71
Commercial:
Collateralized	1,257	17	1,985	24
Unsecured	467	1	304	—
Asset-based	—	—	4,604	—
Cash flow	—	—	174	—
Equipment finance	57,873	—	7,476	—
SBA	3,068	37	1,406	—
Consumer	3,359	2	274	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$55,591	$268	$54,226	$273
Real estate construction and land	8,118	67	12,797	81
Commercial	93,621	104	24,227	73
Consumer	3,661	4	3,845	5
Total	$160,991	$443	$95,095	$432
_________________________

(1)
For the loans and leases (excluding PCI loans) reported as impaired at June 30, 2015 and 2014, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2015		2014
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,919	$39	$1,974	$40
SBA	—	—	—	—
Other	14,601	309	13,127	277
Real estate construction and land:
Residential	755	8	771	8
Commercial	392	11	221	7
Commercial:
Collateralized	5,249	55	4,843	49
Unsecured	1,058	22	684	12
Asset-based	40	—	269	—
Cash flow	14,606	—	—	—
Equipment finance	6,446	—	665	—
SBA	—	—	—	—
Consumer	302	5	2,761	9
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$7,770	$—	$6,552	$—
SBA	9,213	1	4,193	—
Other	19,814	163	23,697	153
Real estate construction and land:
Residential	—	—	339	—
Commercial	6,971	114	8,214	97
Commercial:
Collateralized	1,123	30	1,532	31
Unsecured	467	2	295	—
Asset-based	—	—	2,340	—
Cash flow	—	—	87	—
Equipment finance	32,547	—	6,245	—
SBA	3,068	82	1,406	—
Consumer	3,359	4	253	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$53,317	$512	$49,543	$470
Real estate construction and land	8,118	133	9,545	112
Commercial	64,604	191	18,366	92
Consumer	3,661	9	3,014	9
Total	$129,700	$845	$80,468	$683
_________________________

(1)
For the loans and leases (excluding PCI loans) reported as impaired at June 30, 2015 and 2014, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions, and debt forgiveness or a combination thereof. The following tables present new troubled debt restructurings of Non-PCI loans for the periods indicated:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings:	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Other	10	$2,476	$2,450	4	$1,341	$1,341
Real estate construction and land:
Commercial	2	7,004	7,004	—	—	—
Commercial:
Collateralized	6	3,309	3,309	2	59	59
Unsecured	2	112	112	—	—	—
Cash flow	2	—	—	—	—	—
Equipment finance(1)	5	49,205	49,205	—	—	—
Total	27	$62,106	$62,080	6	$1,400	$1,400
_________________________

(1)
During the second quarter of 2015, two loan relationships, consisting of five loans and leases adversely affected by low oil prices, were restructured to reduce the current payment amounts for a period of time.  These loans were assessed for impairment during the first quarter of 2015 and a specific credit loss allowance was established. These loans were on nonaccrual status before and after the restructuring.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings:	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Other	24	$8,550	$8,336	8	$3,856	$3,856
Real estate construction and land:
Commercial	3	9,614	9,614	2	4,920	4,920
Commercial:
Collateralized	12	4,708	4,708	6	3,346	3,346
Unsecured	3	306	306	2	38	38
Cash flow	4	566	387	—	—	—
Equipment finance	9	53,338	53,338	—	—	—
SBA	1	—	—	—	—	—
Consumer	1	91	91	1	124	124
Total	57	$77,173	$76,780	19	$12,284	$12,284

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present troubled debt restructurings that subsequently defaulted for the periods indicated:

	Three Months Ended June 30,
	2015			2014
Troubled Debt Restructurings	Number	Recorded		Number	Recorded
That Subsequently Defaulted:	of Loans	Investment(1)		of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage - Other	3	$1,234		—	$—
Commercial:
Collateralized	1	375		—	—
Equipment finance	2	1,635		—	—
Consumer	1	16		—	—
Total	7	$3,260	(2)	—	$—	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at June 30, 2015, and there were no charge-offs.

(3)	Represents the balance at June 30, 2014, and there were no charge-offs.

	Six Months Ended June 30,
	2015			2014
Troubled Debt Restructurings	Number	Recorded		Number	Recorded
That Subsequently Defaulted:	of Loans	Investment(1)		of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage - Other	3	$1,234		—	$—
Commercial:
Collateralized	1	375		2	427
Equipment finance	2	1,635		—	—
Consumer	1	16		—	—
Total	7	$3,260	(2)	2	$427	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at June 30, 2015, and there were no charge-offs.

(3)	Represents the balance at June 30, 2014, and is net of charge-offs of $0.2 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Credit Impaired (PCI) Loans
The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	June 30,	December 31,
	2015	2014
	(In thousands)
Real estate mortgage	$250,268	$299,660
Real estate construction and land	1,688	7,743
Commercial	14,065	32,904
Consumer	318	332
Total gross PCI loans	266,339	340,639
Less:
Discount	(43,701)	(49,848)
Allowance for loan losses	(14,328)	(13,999)
Total net PCI loans	$208,310	$276,792
The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the period indicated:

	Carrying	Accretable
	Amount	Yield
	(In thousands)
Balance, December 31, 2014	$276,792	$(106,856)
Accretion	18,059	18,059
Payments received	(85,745)	—
Increase in expected cash flows, net	—	(7,204)
Provision for credit losses	(796)	—
Balance, June 30, 2015	$208,310	$(96,001)
The following table presents PCI loans by credit risk rating categories and portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	June 30, 2015			December 31, 2014
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage	$65,704	$146,404	$212,108	$101,161	$155,281	$256,442
Real estate construction and land	1,459	—	1,459	3,901	3,010	6,911
Commercial	8,619	163	8,782	26,942	212	27,154
Consumer	289	—	289	284	—	284
Total PCI loans	$76,071	$146,567	$222,638	$132,288	$158,503	$290,791
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7.  Foreclosed Assets
The following table summarizes foreclosed assets at the dates indicated:

	June 30,	December 31,
Property Type:	2015	2014
	(In thousands)
Commercial real estate	$3,704	$2,449
Construction and land development	18,942	24,759
Multi‑family	4,551	4,823
Single family residence	2,260	3,392
Total other real estate owned, net	29,457	35,423
Other foreclosed assets	2,211	8,298
Total foreclosed assets, net(1)	$31,668	$43,721
_________________________

(1)	As of June 30, 2015 and December 31, 2014, the amounts of covered foreclosed assets were $9.8 million and $9.3 million.
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2014	$43,721
Foreclosures	3,089
Provision for losses	(406)
Reductions related to sales	(14,736)
Balance, June 30, 2015	$31,668

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
The following table presents information about the composition of the FDIC loss sharing asset, the true‑up liability, and the non‑single family and the single family covered assets as of the date indicated:

	June 30, 2015
			Western	San Luis
	Affinity	Los Padres	Commercial	Trust
	Bank	Bank	Bank	Bank	Total
	(In thousands)
FDIC loss sharing asset	$(201)	$5,523	$406	$6,162	$11,890
True‑up liability	N/A	N/A	$1,790	$5,603	$7,393
Non-single family covered assets(1)	$100,255	$66,867	$8,018	$22,464	$197,604
Single family covered assets	$10,923	$52,416	N/A	$25,554	$88,893

Loss sharing expiration dates:
Non‑single family	3rd Quarter 2014	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
Loss recovery expiration dates:
Non‑single family	3rd Quarter 2017	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
_________________________

(1)	Excludes securities

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Borrowings, Subordinated Debentures and Brokered Time Deposits
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$2,751	6.33%	$3,402	6.43%
FHLB overnight advances	—	—%	380,000	0.27%
Total borrowings	$2,751		$383,402
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of June 30, 2015, this debt had a weighted average remaining maturity of 2.4 years.
PacWest has an unsecured, variable-rate revolving line of credit in the amount of $75.0 million with an expiration date of September 30, 2015. This borrowing facility provides additional available liquidity to the holding company. As of June 30, 2015 and December 31, 2014, there were no balances outstanding.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRBSF”), or other financial institutions.
FHLB Secured Lines of Credit. The borrowing arrangement with the FHLB is based on an FHLB program collateralized by a blanket lien on certain qualifying loans that are not pledged to the FRBSF. As of June 30, 2015, the borrowing capacity under the FHLB secured borrowing lines was $2.5 billion and there were no balances outstanding. As of December 31, 2014, the balance outstanding was $380.0 million.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2015, the Bank had secured borrowing capacity of $2.0 billion collateralized by liens covering $2.6 billion of certain qualifying loans. As of June 30, 2015 and December 31, 2014, there were no balances outstanding.
Federal Funds Arrangements with Commercial Banks. As of June 30, 2015, the Bank had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2015 and December 31, 2014, there were no balances outstanding.
FHLB Unsecured Line of Credit. During the second quarter of 2015, the Bank obtained a $99.0 million unsecured line of credit with the FHLB for the purchase of overnight funds. As of June 30, 2015, there was no balance outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	June 30, 2015		December 31, 2014		Date	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.38%	$10,310	3.33%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	3.34%	10,310	3.29%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	3.23%	5,155	3.19%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	3.03%	61,856	2.98%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	1.98%	20,619	1.93%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	1.89%	16,495	1.84%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	1.84%	10,310	1.79%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	2.24%	82,475	2.19%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	2.23%	128,866	2.18%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	2.23%	51,545	2.18%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	2.23%	51,550	2.18%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	28,747	2.06%	31,188	2.14%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.23%	16,470	2.18%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	2.23%	6,650	2.18%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	2.23%	39,177	2.18%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	540,535		542,976
Unamortized discount (2)	(106,591)		(109,393)
Net subordinated debentures	$433,944		$433,583
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
Interest payments made by the Company on subordinated debentures are considered dividend payments under the Board of Governors of the Federal Reserve System (“FRB”) regulations. Bank holding companies, such as PacWest, are required to notify the FRB prior to declaring and paying a dividend during any period in which quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements.
Brokered Time Deposits
Brokered time deposits totaled $645.3 million and $636.7 million at June 30, 2015 and December 31, 2014. Brokered time deposits under the Certificate of Deposit Account Registry Service Program ("CDARS Program") totaled $41.8 million and $44.0 million at June 30, 2015 and December 31, 2014. The CDARS Program represents deposits that are participated with other FDIC‑insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers’ deposits.

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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	June 30,	December 31,
	2015	2014
	(In thousands)
Loan commitments to extend credit	$2,111,637	$1,921,067
Standby letters of credit	104,693	88,495
Commitments to purchase equipment being acquired for lease to others	1,257	12,839
	$2,217,587	$2,022,401
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
In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of June 30, 2015 and December 31, 2014, the Company had commitments to contribute capital to these entities totaling $17.7 million and $11.0 million, respectively. We also had commitments to contribute up to an additional $2.5 million and $2.9 million to 11 private equity funds at June 30, 2015 and December 31, 2014, respectively.
Legal Matters
In the ordinary course of our business, the Company is party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon currently available information, any resulting liability, in addition to amounts already accrued, would not have a material adverse effect on the Company’s financial statements or operations.

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
The following tables present information on the assets measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	June 30, 2015
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Government agency and government‑sponsored enterprise
pass-through securities	$426,874	$—	$426,874	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	265,899	—	265,899	—
Covered private label CMOs	32,323	—	—	32,323
Other private label CMOs	8,025	—	8,025	—
Municipal securities	721,556	—	721,556	—
Corporate debt securities	47,410	—	47,410	—
Collateralized loan obligations	133,907	—	133,907	—
Government‑sponsored enterprise debt securities	37,080	—	37,080	—
Other securities	25,084	518	24,566	—
Total securities available-for-sale	1,698,158	518	1,665,317	32,323
Derivative assets	8,810	—	8,810	—
Total recurring assets	$1,706,968	$518	$1,674,127	$32,323
Derivative liabilities	$725	$—	$725	$—

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
There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the six months ended June 30, 2015.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of June 30, 2015:

	Covered Private Label CMOs
		Weighted
	Range	Average
Unobservable Inputs:	of Inputs	Input
Voluntary annual prepayment speeds	0% - 30.9%	4.9%
Annual default rates	0% - 43.5%	2.6%
Loss severity rates	0% - 87.9%	32.8%
Discount rates	0% - 31.4%	5.7%
The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private
Label CMOs
(In thousands)
Balance, December 31, 2014	$33,947
Total realized in earnings	471
Total unrealized loss in comprehensive income	(569)
Net settlements	(1,526)
Balance, June 30, 2015	$32,323

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	June 30, 2015
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$64,737	$—	$552	$64,185
Other real estate owned	1,549	—	1,549	—
Total non-recurring	$66,286	$—	$2,101	$64,185

	Fair Value Measurement as of
	December 31, 2014
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$42,693	$—	$2,366	$40,327
Other real estate owned	24,015	—	18,400	5,615
Investments carried at cost	566	—	—	566
Total non-recurring	$67,274	$—	$20,766	$46,508
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended	Six Months Ended
Loss on Assets Measured on a Non‑Recurring Basis:	June 30, 2015	June 30, 2015
	(In thousands)
Impaired Non‑PCI loans	$(4,531)	$(12,573)
Other real estate owned	(282)	(406)
Total net loss	$(4,813)	$(12,979)
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2015:

	Fair Value	Valuation	Unobservable		Weighted
Asset	(In thousands)	Technique	Inputs	Range	Average
Impaired Non-PCI loans	$41,398	Discounted cash flows	Discount rates	0% - 10.46%	6.26%
	22,787	Third party appraisals	No discounts
Total non-recurring Level 3	$64,185

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
The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2015
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$209,598	$209,598	$209,598	$—	$—
Interest‑earning deposits in financial institutions	431,033	431,033	431,033	—	—
Securities available‑for‑sale	1,698,158	1,698,158	518	1,665,317	32,323
Investment in FHLB stock	17,250	17,250	—	17,250	—
Investments carried at cost	1,719	2,320	—	—	2,320
Investments accounted for under the equity method	20,990	21,250	—	—	21,250
Loans and leases, net	11,934,814	12,008,957	—	552	12,008,405
Derivative assets	8,810	8,810	—	8,810	—

Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	7,236,531	7,236,531	—	7,236,531	—
Time deposits	5,345,285	5,351,765	—	5,351,765	—
Borrowings	2,751	3,099	—	3,099	—
Subordinated debentures	433,944	417,706	—	417,706	—
Derivative liabilities	725	725	—	725	—

	December 31, 2014
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$164,757	$164,757	$164,757	$—	$—
Interest‑earning deposits in financial institutions	148,469	148,469	148,469	—	—
Securities available‑for‑sale	1,567,177	1,567,177	519	1,532,711	33,947
Investment in FHLB stock	40,609	40,609	—	40,609	—
Investments carried at cost	3,691	3,691	—	—	3,691
Investments accounted for under the equity method	21,461	21,700	—	—	21,700
Loans and leases, net	11,797,977	11,757,951	—	2,366	11,755,585
Derivative assets	5,234	5,234	—	5,234	—

Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	6,256,190	6,256,190	—	6,256,190	—
Time deposits	5,498,938	5,502,479	—	5,502,479	—
Borrowings	383,402	383,539	380,000	3,539	—
Subordinated debentures	433,583	417,657	—	417,657	—
Derivative liabilities	118	118	—	118	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820, “Fair Value Measurement”) and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825), see Note 1 - Nature of Operations and Summary of Significant Accounting Policies and Note 14 - Fair Value Measurements to the Consolidated Financial Statements of the Company's 2014 Annual Report on Form 10-K.
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2015, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Earnings Per Share
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
		2015	2015	2014	2015	2014
		(Dollars in thousands, except per share data)
Basic earnings per share:
Net earnings from continuing operations		$85,083	$73,079	$11,230	$158,162	$37,135
Less:	Earnings allocated to unvested restricted stock(1)	(807)	(819)	(290)	(1,570)	(424)
Net earnings from continuing operations allocated to common shares		84,276	72,260	10,940	156,592	36,711
Net loss from discontinued operations allocated to common shares		—	—	(675)	—	(1,500)
Net earnings allocated to common shares		$84,276	$72,260	$10,265	$156,592	$35,211

Weighted-average basic shares and unvested restricted
stock outstanding		103,030	103,035	98,817	103,033	72,454
Less:	Weighted-average unvested restricted stock outstanding	(1,060)	(1,122)	(678)	(1,091)	(911)
Weighted-average basic shares outstanding		101,970	101,913	98,139	101,942	71,543

Basic earnings per share:
Net earnings from continuing operations		$0.83	$0.71	$0.11	$1.54	$0.51
Net loss from discontinued operations		—	—	(0.01)	—	(0.02)
Net earnings		$0.83	$0.71	$0.10	$1.54	$0.49

Diluted earnings per share:
Net earnings from continuing operations allocated to common shares		$84,276	$72,260	$10,940	$156,592	$36,711
Net loss from discontinued operations allocated to common shares		—	—	(675)	—	(1,500)
Net earnings allocated to common shares		$84,276	$72,260	$10,265	$156,592	$35,211

Weighted-average basic shares outstanding		101,970	101,913	98,139	101,942	71,543

Diluted earnings per share:
Net earnings from continuing operations		$0.83	$0.71	$0.11	$1.54	$0.51
Net loss from discontinued operations		—	—	(0.01)	—	(0.02)
Net earnings		$0.83	$0.71	$0.10	$1.54	$0.49
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Stock Based Compensation
The Company’s 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of June 30, 2015, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. The authorized amount includes 10,686,565 shares that were added to the 2003 Plan as a result of the CapitalSource Inc. merger. Such shares were available for grant under the former CapitalSource Inc. Equity Incentive Plan and remain available for: (a) former employees of CapitalSource Bank who remain employed with the Company, and (b) newly hired employees of the Company. As of June 30, 2015, there were 13,205,736 shares available for grant under the 2003 Plan, of which 9,781,278 shares related to those added from the CapitalSource Inc. merger.
Restricted Stock
At June 30, 2015, there were 990,259 shares of unvested time‑based restricted common stock outstanding. The awarded shares of time‑based restricted common stock vest over a service period of three to four years from the date of the grant or immediately upon the death of an employee. Upon closing of the CapitalSource Inc. merger on April 7, 2014, 1,013,377 of awarded shares of restricted common stock vested due to the triggering of the change of control provision contained within the 2003 Plan and a $26.1 million charge to earnings for the vesting of such shares was recorded. Such amount is included in "Acquisition, integration and reorganization costs" on the accompanying condensed consolidated statements of earnings in the second quarter of 2014.
Compensation expense related to time‑based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. Restricted stock amortization totaled $4.4 million, $3.1 million, and $2.4 million for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively, and $7.5 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively. Such amounts are included in "Compensation expense" on the accompanying condensed consolidated statements of earnings.
The amount of unrecognized compensation expense related to all unvested restricted stock as of June 30, 2015 totaled $38.3 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14. Business Segments
The Company’s reportable segments consist of “Community Banking," “National Lending,” and “Other.” The Community Banking and National Lending segments include all of the operations of Pacific Western Bank. The Other segment consists of holding company and non-bank subsidiary operations, and intercompany eliminations.
As a result of the CapitalSource Inc. merger, the Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The National Lending segment includes the lending operations gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group. We reorganized our asset-based lending and leasing operations when we established the CapitalSource Division.
The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans, cash flow loans, and real estate loans secured by various property types. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; Phoenix, Arizona; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah.
The Community Banking segment includes the operations of Pacific Western Bank, excluding the CapitalSource Division, and includes lending and deposit gathering activities conducted primarily through its California-based branch offices and the Bank’s treasury management function and corporate overhead.
The Other segment consists of holding company operations that result in expenses principally for compensation, facilities, professional services, interest on subordinated debentures, and the non-bank subsidiary operations including interest income from a loan portfolio and related loan servicing expense.
The accounting policies of the reported segments are the same as those of the Company described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," of our Form 10-K. Transactions between segments consist primarily of borrowed funds and expense allocations for interest, deposit gathering, corporate overhead and credit loss provisions. Intersegment interest expense is allocated from the Community Banking segment to the National Lending segment based upon National Lending’s average earning assets, net of a capital allocation, and the Bank’s total cost of deposits. The Community Banking segment further allocates to the National Lending segment noninterest expense for deposit gathering and maintenance costs and the Bank’s corporate overhead. The provision for credit losses is allocated based on actual charge‑offs for the period as well as net portfolio growth and credit quality trends. All costs associated with investing the Bank’s excess liquidity and acquisition, integration and reorganization costs are included in the Community Banking segment. Noninterest income and noninterest expense, including lending and loan servicing activity, directly attributable to a segment are assigned to such segment.
The following tables present information regarding our business segments as of and for the periods indicated:

	June 30, 2015
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,101,834	$8,923,079	$9,276	$12,034,189
Allowance for loan and lease losses	(41,108)	(58,260)	(7)	(99,375)
Total loans and leases, net	$3,060,726	$8,864,819	$9,269	$11,934,814
Goodwill	$333,979	$1,394,401	$—	$1,728,380
Core deposit and customer relationship intangibles, net	13,528	673	—	14,201
Total assets	6,685,456	9,870,154	141,410	16,697,020
Total deposits(1)	12,962,905	35,420	(416,509)	12,581,816
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2014
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,537,994	$7,599,030	$53,081	$11,190,105
Allowance for loan and lease losses	(66,039)	(16,110)	—	(82,149)
Total loans and leases, net	$3,471,955	$7,582,920	$53,081	$11,107,956
Goodwill	$279,296	$1,445,857	$—	$1,725,153
Core deposit and customer relationship intangibles, net	19,330	1,101	—	20,431
Total assets	6,100,744	9,275,500	308,427	15,684,671
Total deposits(1)	11,909,853	28,302	(270,358)	11,667,797
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended June 30, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$63,392	$154,816	$247	$218,455
Interest expense	(11,273)	(48)	(4,582)	(15,903)
Intersegment interest income (expense)	7,140	(7,140)	—	—
Net interest income (expense)	59,259	147,628	(4,335)	202,552
Negative provision (provision) for credit losses	734	(7,263)	—	(6,529)
Loss on securities	(186)	—	—	(186)
FDIC loss sharing expense, net	(5,107)	—	—	(5,107)
Other noninterest income	4,235	14,465	6,216	24,916
Total noninterest income	(1,058)	14,465	6,216	19,623
Foreclosed assets (expense) income, net	(351)	(22)	2,713	2,340
Intangible asset amortization	(1,390)	(112)	—	(1,502)
Acquisition, integration and reorganization costs	(806)	—	(94)	(900)
Other noninterest expense	(58,304)	(24,164)	(2,746)	(85,214)
Total noninterest expense	(60,851)	(24,298)	(127)	(85,276)
Intersegment noninterest income (expense)	28,857	(28,857)	—	—
Total noninterest expense - adjusted	(31,994)	(53,155)	(127)	(85,276)
Earnings before taxes	26,941	101,675	1,754	130,370
Income tax (expense) benefit	(10,484)	(39,566)	4,763	(45,287)
Net earnings	$16,457	$62,109	$6,517	$85,083

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$62,956	$151,219	$139	$214,314
Interest expense	(10,661)	(53)	(4,525)	(15,239)
Intersegment interest income (expense)	6,721	(6,721)	—	—
Net interest income (expense)	59,016	144,445	(4,386)	199,075
Negative provision (provision) for credit losses	8,064	(24,406)	(92)	(16,434)
Gain on securities	3,275	—	—	3,275
FDIC loss sharing expense, net	(4,399)	—	—	(4,399)
Other noninterest income	9,575	5,142	7,278	21,995
Total noninterest income	8,451	5,142	7,278	20,871
Foreclosed assets expense, net	(44)	(61)	(231)	(336)
Intangible asset amortization	(1,389)	(112)	—	(1,501)
Acquisition, integration and reorganization costs	(1,890)	—	(110)	(2,000)
Other noninterest expense	(55,205)	(22,837)	(2,481)	(80,523)
Total noninterest expense	(58,528)	(23,010)	(2,822)	(84,360)
Intersegment noninterest income (expense)	26,563	(26,563)	—	—
Total noninterest expense - adjusted	(31,965)	(49,573)	(2,822)	(84,360)
Earnings (loss) before taxes	43,566	75,608	(22)	119,152
Income tax (expense) benefit	(16,873)	(29,282)	82	(46,073)
Net earnings	$26,693	$46,326	$60	$73,079

	Three Months Ended June 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$69,977	$132,742	$1,644	$204,363
Interest expense	(7,450)	(62)	(4,318)	(11,830)
Intersegment interest income (expense)	4,071	(4,071)	—	—
Net interest income (expense)	66,598	128,609	(2,674)	192,533
Negative provision (provision) for credit losses	4,418	(9,448)	—	(5,030)
Gain on securities	89	—	—	89
FDIC loss sharing expense, net	(8,525)	—	—	(8,525)
Other noninterest income	3,681	12,487	747	16,915
Total noninterest income	(4,755)	12,487	747	8,479
Foreclosed assets income (expense), net	(633)	38	98	(497)
Intangible asset amortization	(1,530)	(147)	—	(1,677)
Acquisition, integration and reorganization costs	(77,713)	(7,474)	(1,055)	(86,242)
Other noninterest expense	(50,801)	(24,484)	(5,499)	(80,784)
Total noninterest expense	(130,677)	(32,067)	(6,456)	(169,200)
Intersegment noninterest income (expense)	23,533	(23,533)	—	—
Total noninterest expense - adjusted	(107,144)	(55,600)	(6,456)	(169,200)
(Loss) earnings from continuing operations before taxes	(40,883)	76,048	(8,383)	26,782
Income tax (expense) benefit	11,375	(30,259)	3,332	(15,552)
Net (loss) earnings from continuing operations	(29,508)	45,789	(5,051)	11,230
Loss from discontinued operations before taxes	(1,151)	—	—	(1,151)
Income tax benefit	476	—	—	476
Net loss from discontinued operations	(675)	—	—	(675)
Net (loss) earnings	$(30,183)	$45,789	$(5,051)	$10,555

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$126,348	$306,035	$386	$432,769
Interest expense	(21,934)	(101)	(9,107)	(31,142)
Intersegment interest income (expense)	13,861	(13,861)	—	—
Net interest income (expense)	118,275	292,073	(8,721)	401,627
Negative provision (provision) for credit losses	8,798	(31,669)	(92)	(22,963)
Gain on securities	3,089	—	—	3,089
FDIC loss sharing expense, net	(9,506)	—	—	(9,506)
Other noninterest income	13,810	19,607	13,494	46,911
Total noninterest income (expense)	7,393	19,607	13,494	40,494
Foreclosed assets (expense) income, net	(395)	(83)	2,482	2,004
Intangible asset amortization	(2,779)	(224)	—	(3,003)
Acquisition, integration and reorganization costs	(2,696)	—	(204)	(2,900)
Other noninterest expense	(113,509)	(47,001)	(5,227)	(165,737)
Total noninterest expense	(119,379)	(47,308)	(2,949)	(169,636)
Intersegment noninterest income (expense)	55,420	(55,420)	—	—
Total noninterest expense - adjusted	(63,959)	(102,728)	(2,949)	(169,636)
Earnings (loss) from continuing operations before taxes	70,507	177,283	1,732	249,522
Income tax (expense) benefit	(27,357)	(68,848)	4,845	(91,360)
Net earnings	$43,150	$108,435	$6,577	$158,162

	Six Months Ended June 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$147,572	$143,507	$1,644	$292,723
Interest expense	(8,677)	(139)	(5,359)	(14,175)
Intersegment interest income (expense)	4,293	(4,293)	—	—
Net interest income (expense)	143,188	139,075	(3,715)	278,548
Negative provision (provision) for credit losses	5,244	(9,630)	—	(4,386)
Gain on securities	4,841	—	—	4,841
FDIC loss sharing expense, net	(19,955)	—	—	(19,955)
Other noninterest income	10,578	16,932	774	28,284
Total noninterest income	(4,536)	16,932	774	13,170
Foreclosed assets income, net	1,228	38	98	1,364
Intangible asset amortization	(2,721)	(320)	—	(3,041)
Acquisition, integration and reorganization costs	(79,913)	(7,474)	(1,055)	(88,442)
Other noninterest expense	(91,086)	(31,057)	(7,102)	(129,245)
Total noninterest expense	(172,492)	(38,813)	(8,059)	(219,364)
Intersegment noninterest income (expense)	23,533	(23,533)	—	—
Total noninterest expense - adjusted	(148,959)	(62,346)	(8,059)	(219,364)
(Loss) earnings from continuing operations before taxes	(5,063)	84,031	(11,000)	67,968
Income tax (expense) benefit	(1,664)	(33,590)	4,421	(30,833)
Net (loss) earnings from continuing operations	(6,727)	50,441	(6,579)	37,135
Loss from discontinued operations before taxes	(2,564)	—	—	(2,564)
Income tax benefit	1,064	—	—	1,064
Net loss from discontinued operations	(1,500)	—	—	(1,500)
Net (loss) earnings	$(8,227)	$50,441	$(6,579)	$35,635

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
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" to modify the presentation of debt issuance costs.  Prior to ASU 2015-03, issuance costs were presented as an asset on the statement of financial position, which the FASB concluded was inconsistent with both IFRS as well as FASB Concept Statement No. 6. This ASU requires that issuance costs be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. ASU 2015-03 is effective for public companies for years beginning after December 15, 2015, and interim periods within those fiscal periods. For all other entities, ASU 2015-03 is effective for years beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016, while early adoption is permitted for financial statements that have not already been issued.  Additionally, the provisions should be applied on a retrospective basis as a change in accounting principle. ASU 2015-03 will not have an impact on the Company's financial statements and related disclosures.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The FASB also issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" in April 2015. Under ASU 2015-05, a customer should determine whether the arrangement includes a software license. If so, the customer should account for the software license component in a manner consistent with the accounting for other software licenses. If the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The provisions of ASU 2015-05 must be applied by public entities to annual periods beginning after December 15, 2015 as well as interim periods within those annual periods. The Company does not expect the effect of ASU 2015-05 to have a material impact on its financial statements and related disclosures.
In May 2015, the FASB issued ASU 2015-08, "Business Combinations, Pushdown Accounting (Topic 805), Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115" which revised the SEC's requirement for recognition and disclosure of a new basis of accounting (or pushdown accounting) for certain business combination situations. The Company does not expect ASU 2015-08 to have any impact on its financial statements and related disclosures.
In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements" which is a set of wide-ranging, small corrections and improvements to clarify the Codification, correct unintended application of guidance, or improve the Codification. The provisions of ASU 2015-10 are effective for fiscal years beginning after December 15, 2015, as well as interim periods within those fiscal years.
Note 16. Subsequent Events
On August 5, 2015, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on August 28, 2015 to stockholders of record at the close of business on August 17, 2015.
We have evaluated events that have occurred subsequent to June 30, 2015 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

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

•	the Company’s ability to obtain regulatory approvals and meet other closing conditions to the Square 1 merger on the expected terms and schedule;

•	delay in closing the Square 1 merger;

•	business disruption following the proposed Square 1 merger;

•	changes in the Company’s stock price before completion of the Square 1 merger, including as a result of the financial performance of the Company or Square 1 prior to closing;

•	the reaction to the Square 1 merger of the companies’ customers, employees and counterparties;

•	change in interest rates and lending spreads;

•	unfavorable changes in asset mix;

•	compression of the net interest margin due to changes in our loan products or spreads on newly originated loans;

•	changes in the relationship between yields on investment securities and loans repaid and yields on assets reinvested;

•	changes in the forward yield curve;

•	a change in the interest rate environment reduces net interest margins;

•	credit quality deterioration or pronounced and sustained reduction in market values or other economic factors which adversely effect our borrowers’ ability to repay loans and leases;

•	higher than anticipated loan losses;

•	changes in economic or competitive market conditions could negatively impact investment or lending opportunities or product pricing and services;

•	reduced demand for our services due to strategic or regulatory reasons;

•	our inability to grow deposits and access wholesale funding sources;

•	legislative or regulatory requirements or changes adversely affected the Company’s business, including an increase to capital requirements;

•	loan repayments higher than expected;

•	continued or worsening credit losses or charge-offs;

•	higher than anticipated delinquencies and reserves;

•	asset/liability repricing risks and liquidity risks reduce net interest margins and the value of investments;

•	the success and timing of other business strategies and asset sales;

•	lower than expected dividends paid from Pacific Western Bank to the holding company;

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
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including accepting demand, money market, and time deposits and originating loans and leases, including an array of commercial real estate loans and commercial lending products.  The Bank has a foundation of locally generated and relationship‑based deposits, with 80 full-service branches located primarily in southern and central California. Our branch operations are located primarily in Southern California extending from San Diego County to California’s Central Coast. The Bank also operates three bank branches in the San Francisco Bay area and four bank branches in the Central Valley. The collateral for real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties.  Our commercial loan products, available on a nationwide basis, include equipment loans and leases, asset based loans, loans to finance companies, and loans secured by borrower future cash flows, as well as other business‑oriented products.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, cash flow loans, and real estate loans secured by various property types. The Bank's leasing operation, Pacific Western Equipment Finance, and its group specializing in asset-based lending, CapitalSource Business Finance Group, are part of the CapitalSource Division. The CapitalSource Division’s loan and lease origination efforts are conducted through key offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah. When we refer to "CapitalSource Inc.," we are referring to the company acquired on April 7, 2014, and when we refer to the "CapitalSource Division," we are referring to a division of the Bank that specializes in middle-market lending on a nationwide basis.
The Bank competes actively for deposits, and emphasizes solicitation of noninterest‑bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2015, accounted for 90.8% of our net revenues (net interest income plus noninterest income).
At June 30, 2015, we had total assets of $16.7 billion, including loans and leases, net of deferred fees, of $12.0 billion compared to $16.2 billion of total assets and $11.9 billion of loans and leases, net of deferred fees, at December 31, 2014. Total assets increased $462.4 million during the six months ended June 30, 2015 driven by $151.8 million in organic loan and lease growth, which resulted from $1.7 billion in loan and lease production.
At June 30, 2015, we had total liabilities of $13.1 billion, including total deposits of $12.6 billion and borrowings of $2.8 million compared to $12.7 billion of total liabilities, including $11.8 billion of total deposits and $383.4 million of borrowings at December 31, 2014. Total liabilities increased $417.2 million during the six months ended June 30, 2015 due mainly to the $826.7 million increase in deposits offset by the $380.7 million decrease in borrowings. At June 30, 2015, core deposits totaled $6.6 billion or 52% of total deposits and time deposits totaled $5.3 billion or 43% of total deposits.

Square 1 Financial, Inc. Merger Announcement
On March 2, 2015, PacWest announced the signing of an agreement and plan of merger (the “Agreement”) whereby PacWest and Square 1 Financial, Inc. (“Square 1”) will merge in a transaction currently valued at approximately $867 million. The surviving company will be PacWest Bancorp and the surviving subsidiary bank will be Pacific Western Bank, with the banking operations of Square 1 conducted under the trade name of Square 1 Bank, a division of Pacific Western Bank. The merger with Square 1 represents an opportunity to grow core deposits, expand the Company's nationwide lending platform, and increase the Company's presence in the technology and life-sciences credit markets.
Under the terms of the Agreement, Square 1 stockholders will receive 0.5997 shares of PacWest common stock for each share of Square 1 common stock. The total value of the per share merger consideration is $27.49, based on the $45.84 closing price of PacWest common stock on February 27, 2015, the last trading day before the transaction was announced.
As of June 30, 2015, on a pro forma consolidated basis, after giving effect for the Square 1 merger, the Company would have had approximately $21.1 billion in assets with 80 branches throughout California and one branch in North Carolina.
The transaction, currently expected to close in the fourth quarter of 2015, is subject to customary conditions, including the approval of bank regulatory authorities. The transaction was approved by the Square 1 stockholders on July 29, 2015.
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
Our primary interest‑earning assets are loans and investment securities, and our primary interest‑bearing liabilities are deposits. Contributing to our high net interest margin is our high yield on interest-earning assets and competitive cost of deposits. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we seek to minimize these variances by attracting a high percentage of noninterest‑bearing deposits. As an industrial loan bank, the former CSB funded its balance sheet with a large proportion of higher-cost time deposits and as a result of the CapitalSource Inc. merger, we added $5.3 billion of time deposits. Our goal is to continue replacing these higher-costing time deposits with core deposits through a dedicated deposit transformation initiative that includes sourcing deposits from CapitalSource Division borrowers. As of June 30, 2015, total deposits obtained from CapitalSource Division borrowers totaled $455.5 million, of which $441.8 million were core deposits.

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
The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans, and we measure our success by the levels of classified and nonperforming assets and net charge‑offs. An allowance for credit losses on loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments, is maintained at a level adequate to cover inherent losses as of the balance sheet date. Provisions for credit losses are charged to operations as and when needed for both on and off‑balance sheet credit exposures. Loans and leases deemed uncollectable are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio is based on an allowance methodology that considers various credit performance measures such as historical and current net charge‑offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the overall level of outstanding loans and leases. For originated and acquired non‑impaired loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination or acquisition date, respectively. For purchased credit impaired ("PCI") loans, a provision for credit losses may be recorded to reflect decreases in expected cash flows on such loans compared to those previously estimated.
We regularly review our loans and leases to determine whether there has been any deterioration in credit quality stemming from borrower operations or changes in collateral value or other factors that may affect collectability of our loans and leases. Changes in economic conditions, such as the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values and adverse conditions in borrowers’ businesses, could negatively impact our borrowers and cause us to adversely classify loans and leases. An increase in classified loans and leases generally results in increased provisions for credit losses and an increased allowance for credit losses. Any deterioration in the commercial real estate market may lead to increased provisions for credit losses because of our concentration in commercial real estate loans.
The Level of Our Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as loan production and number and complexity of foreclosed assets. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non‑GAAP measure called the “adjusted efficiency ratio.” The adjusted efficiency ratio is calculated in the same manner as the efficiency ratio except that excluded from net revenues are net FDIC loss sharing expense, gain (loss) on sale of assets, and accelerated discount accretion resulting from early payoffs of acquired loans and excluded from noninterest expense are covered OREO expense and acquisition, integration and reorganization costs.
We present this non-GAAP financial measure and others for supplemental information purposes only in order to understand the Company's operating results and these non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles ("U.S. GAAP").

The consolidated efficiency ratios and adjusted efficiency ratios have been as follows for the periods indicated:

		Adjusted
	Efficiency	Efficiency
Three Months Ended	Ratio	Ratio
June 30, 2015	38.4%	40.6%
March 31, 2015	38.4%	40.4%
December 31, 2014	44.0%	41.7%
September 30, 2014	46.3%	43.1%
We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead‑related noninterest expense relative to recurring net revenues. See “Non‑GAAP Measurements” for the calculations of the efficiency ratios and adjusted efficiency ratios.
Adjusted Net Earnings
Our net earnings for the second quarter of 2015 totaled $85.1 million; adjusted net earnings for this same period totaled $72.5 million. Adjusted net earnings is another measure of earnings used as an indicator of earnings generating capability, excluding non-recurring and/or volatile items. We calculate adjusted net earnings by excluding accelerated discount accretion from the early payoff of acquired loans, net FDIC loss sharing expense, gain (loss) on the sale of assets (including loans and leases, securities, and an owned office building), covered OREO expense, and acquisition, integration and reorganization costs. See “-Non‑GAAP Measurements” for a reconciliation of net earnings to adjusted net earnings.
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

The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non‑GAAP financial measurements to the GAAP financial measurements as of and for the periods indicated:

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Adjusted Net Earnings and Related Ratios:		2015	2015	2014	2015	2014
		(In thousands)
Net earnings		$85,083	$73,079	$10,555	$158,162	$35,635
Less:	Tax benefit on discontinued operations	—	—	(476)	—	(1,064)
Add:	Tax expense on continuing operations	45,287	46,073	15,552	91,360	30,833
Pre-tax earnings		130,370	119,152	25,631	249,522	65,404
Add:	Acquisition, integration, and reorganization costs	900	2,000	86,242	2,900	88,442
Less:	FDIC loss sharing expense, net	(5,107)	(4,399)	(8,525)	(9,506)	(19,955)
	Gain (loss) on sale of loans and leases	163	—	(485)	163	(379)
	(Loss) gain on securities	(186)	3,275	89	3,089	4,841
	Covered OREO income, net	12	19	185	31	1,800
	Gain on sale of owned office building	—	—	—	—	1,570
Adjusted pre-tax earnings before accelerated discount accretion		136,388	122,257	120,609	258,645	165,969
Less:	Accelerated discount accretion from early payoffs of
	acquired loans	19,447	17,352	15,290	36,799	22,945
Adjusted pre-tax earnings		116,941	104,905	105,319	221,846	143,024
Tax expense (1)		(44,438)	(39,864)	(42,865)	(84,301)	(58,211)
Adjusted net earnings		$72,503	$65,041	$62,454	$137,545	$84,813

Average assets		$16,463,311	$16,296,640	$15,037,101	$16,380,436	$10,798,982

Average stockholders' equity		$3,548,748	$3,533,343	$3,233,018	$3,541,088	$2,032,830
Less:	Average intangible assets	1,743,340	1,737,441	1,638,267	1,740,407	935,684
Average tangible common equity		$1,805,408	$1,795,902	$1,594,751	$1,800,681	$1,097,146

Return on average assets (2)		2.07%	1.82%	0.28%	1.95%	0.67%
Adjusted return on average assets (3)		1.77%	1.62%	1.67%	1.69%	1.58%
Return on average equity (4)		9.62%	8.39%	1.31%	9.01%	3.54%
Adjusted return on average equity (5)		8.19%	7.47%	7.75%	7.83%	8.41%
Return on average tangible equity (6)		18.90%	16.50%	2.65%	17.71%	6.55%
Adjusted return on average tangible equity (7)		16.11%	14.69%	15.71%	15.40%	15.59%
_____________________________________

(1)	Full-year expected effective rate of 38.0% for the 2015 periods and actual effective rate of 40.7% for the 2014 periods.

(2)	Annualized net earnings divided by average assets.

(3)	Annualized adjusted net earnings divided by average assets.

(4)	Annualized net earnings divided by average stockholders' equity.

(5)	Annualized adjusted net earnings divided by average stockholders' equity.

(6)	Annualized net earnings divided by average tangible common equity.

(7)	Annualized adjusted net earnings divided by average tangible common equity.

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Adjusted Efficiency Ratio:		2015	2015	2014	2015	2014
		(Dollars in thousands)
Noninterest expense		$85,276	$84,360	$169,200	$169,636	$219,364
Less:	Acquisition, integration, and reorganization costs	900	2,000	86,242	2,900	88,442
	Covered OREO income, net	(12)	(19)	(185)	(31)	(1,800)
	Adjusted noninterest expense	$84,388	$82,379	$83,143	$166,767	$132,722

Net interest income		$202,552	$199,075	$192,533	$401,627	$278,548
Noninterest income		19,623	20,871	8,479	40,494	13,170
Net revenues		222,175	219,946	201,012	442,121	291,718
Less:	Accelerated discount accretion from early
	payoffs of acquired loans	19,447	17,352	15,290	36,799	22,945
	Gain (loss) on sale of loans and leases	163	—	(485)	163	(379)
	(Loss) gain on securities	(186)	3,275	89	3,089	4,841
	FDIC loss sharing expense, net	(5,107)	(4,399)	(8,525)	(9,506)	(19,955)
	Gain on sale of owned office building	—	—	—	—	1,570
Adjusted net revenues		$207,858	$203,718	$194,643	$411,576	$282,696

Efficiency ratio(1)		38.4%	38.4%	84.2%	38.4%	75.2%
Adjusted efficiency ratio(2)		40.6%	40.4%	42.7%	40.5%	46.9%
_______________________________________

(1)	Noninterest expense divided by net revenues.

(2)	Adjusted noninterest expense divided by adjusted net revenues.

	June 30,	December 31,
Tangible Common Equity:	2015	2014
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders’ equity	$3,551,490	$3,506,230
Less: Intangible assets	1,742,581	1,737,683
Tangible common equity	$1,808,909	$1,768,547
Total assets	$16,697,020	$16,234,605
Less: Intangible assets	1,742,581	1,737,683
Tangible assets	$14,954,439	$14,496,922
Equity to assets ratio	21.27%	21.60%
Tangible common equity ratio(1)	12.10%	12.20%
Book value per share	$34.46	$34.03
Tangible book value per share	$17.55	$17.17
Shares outstanding	103,051,989	103,022,017

Pacific Western Bank:
Stockholder's equity	$3,440,715	$3,378,879
Less: Intangible assets	1,742,581	1,737,683
Tangible common equity	$1,698,134	$1,641,196
Total assets	$16,555,610	$15,995,719
Less: Intangible assets	1,742,581	1,737,683
Tangible assets	$14,813,029	$14,258,036
Equity to assets ratio	20.78%	21.12%
Tangible common equity ratio(1)	11.46%	11.51%
_______________________________________

(1)	Tangible common equity divided by tangible assets.

	June 30,	December 31,
Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans):	2015	2014
	(Dollars in thousands)
Adjustment for Allowance on Acquired Loans and Leases:
Allowance for credit losses	$92,921	$76,767
Less: Allowance related to acquired Non-PCI loans and leases	12,697	4,184
Adjusted allowance for credit losses	$80,224	$72,583
Gross Non-PCI loans and leases	$11,846,313	$11,613,832
Less: Carrying value of acquired Non‑PCI loans and leases	5,587,662	6,562,237
Adjusted loans and leases	$6,258,651	$5,051,595
Allowance for credit losses to loans and leases	0.78%	0.66%
Adjusted allowance for credit losses to adjusted loans and leases	1.28%	1.44%

Adjustment for Unamortized Purchase Discount on Acquired Loans and Leases:
Allowance for credit losses	$92,921	$76,767
Add: Unamortized purchase discount related to acquired Non-PCI loans and leases	103,302	156,428
Adjusted allowance for credit losses	$196,223	$233,195
Gross Non-PCI loans and leases	$11,846,313	$11,613,832
Add: Unamortized purchase discount related to acquired Non-PCI loans and leases	103,302	156,428
Adjusted loans and leases	$11,949,615	$11,770,260
Adjusted allowance for credit losses to adjusted loans and leases	1.64%	1.98%

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
Earnings Performance
The following table presents profitability metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Profitability Measures:
Diluted earnings per share	$0.83	$0.71	$0.10	$1.54	$0.49
Annualized return on:
Average assets	2.07%	1.82%	0.28%	1.95%	0.67%
Average equity	9.62%	8.39%	1.31%	9.01%	3.54%
Average tangible equity (1)	18.90%	16.50%	2.65%	17.71%	6.55%
Annualized adjusted return on:
Average assets (2)	1.77%	1.62%	1.67%	1.69%	1.58%
Average tangible equity (2)	16.11%	14.69%	15.71%	15.40%	15.59%
Net interest margin (tax equivalent)	5.89%	5.95%	6.29%	5.92%	6.22%
Core net interest margin (3)	5.33%	5.44%	5.79%	5.38%	5.72%
Efficiency ratio	38.38%	38.35%	84.17%	38.37%	75.20%
Adjusted efficiency ratio (2)	40.60%	40.44%	42.72%	40.52%	46.95%
_____________________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	See "Non-GAAP Measurements" for the calculation of this item.

(3)	Excludes accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans.
Second Quarter of 2015 Compared to First Quarter of 2015
Net earnings were $85.1 million, or $0.83 per diluted share for the second quarter of 2015, compared to $73.1 million, or $0.71 per diluted share, for the first quarter of 2014. The quarter‑over‑quarter increase of $12.0 million in net earnings was due to the $9.9 million decrease in the provision for credit losses and higher net interest income of $3.5 million, offset by lower noninterest income of $1.2 million and higher noninterest expense of $0.9 million. The increase in net interest income was attributable to increased FHLB dividends, higher average loan and lease balances, higher accelerated discount accretion and one more day in the second quarter. The decrease in noninterest income was attributed to lower foreign currency translation net gains of $4.0 million and lower gains on sales of securities of $3.5 million, offset by higher dividends and realized gains on equity investments of $4.7 million and higher other commissions and fees of $1.7 million. The increase in noninterest expense was due to higher insurance and assessments expense of $1.7 million, higher compensation expense of $1.3 million and higher loan-related expense of $1.1 million, offset by lower foreclosed assets expense of $2.7 million and lower acquisition, integration and reorganization costs of $1.1 million.
When certain income and expense items are excluded, adjusted net earnings were $72.5 million for the second quarter of 2015 compared to $65.0 million for the prior quarter. See "Non-GAAP Measurements" for the calculation of adjusted net earnings. The $7.5 million increase in adjusted net earnings was driven mainly by a lower provision for credit losses and higher adjusted noninterest income. The higher adjusted net earnings resulted in the adjusted return on average assets increasing from 1.62% to 1.77% and the adjusted return on average tangible equity increasing from 14.69% to 16.11%. The adjusted efficiency ratio increased slightly to 40.60% for the second quarter of 2015 compared to 40.44% for the prior quarter.

Second Quarter of 2015 Compared to Second Quarter of 2014
Net earnings for the second quarter of 2015 were $85.1 million, or $0.83 per diluted share, compared to net earnings for the second quarter of 2014 of $10.6 million, or $0.10 per diluted share. The $74.5 million increase in net earnings was due to higher net interest income of $10.0 million, higher noninterest income of $11.1 million, and lower noninterest expense of $83.9 million, offset by higher income tax expense from continuing operations of $29.7 million and a higher provision for credit losses of $1.5 million. The increase in interest income was attributable to higher average loan and lease balances, higher accelerated discount accretion and increased FHLB dividends. The increase in noninterest income was attributed to higher dividends and realized gains on equity investments of $7.5 million, lower FDIC loss sharing expense of $3.4 million and higher other commissions and fees of $1.4 million, offset by lower foreign currency translation net gains of $1.6 million. The decrease in noninterest expense was due to lower acquisition, integration and reorganization costs of $85.3 million, lower foreclosed assets expense of $2.8 million, and lower loan-related expense of $1.5 million, offset by higher compensation expense of $4.0 million and higher insurance and assessments expense of $1.5 million.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net earnings were $158.2 million, or $1.54 per diluted share for the six months ended June 30, 2015 compared to $35.6 million, or $0.49 per diluted share, for the six months ended June 30, 2014. The $122.5 million increase in net earnings was due to higher net interest income of $123.1 million, higher noninterest income of $27.3 million, and lower noninterest expense of $49.7 million, offset by higher income tax expense from continuing operations of $60.5 million and a higher provision for credit losses of $18.6 million. The decrease in noninterest expense was due mainly to a reduction in acquisition, integration and reorganization costs of $85.5 million. Excluding this item, all of the changes from period to period were due mostly to including the operations of CapitalSource Inc. for the entire 2015 period compared to only subsequent to its April 7, 2014 acquisition date for the 2014 period.

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
The following table presents, for the periods indicated, the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities presented on a tax equivalent basis:

	Three Months Ended
	June 30, 2015			March 31, 2015			June 30, 2014
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases, net of deferred fees (1)	$12,108,016	$203,781	6.75%	$12,055,682	$202,097	6.80%	$10,500,521	$192,201	7.34%
Investment securities (2)	1,672,590	16,739	4.01%	1,613,422	13,980	3.51%	1,606,848	13,533	3.38%
Deposits in financial institutions	161,683	104	0.26%	32,761	22	0.27%	276,095	176	0.26%
Total interest‑earning assets (2)	13,942,289	220,624	6.35%	13,701,865	216,099	6.40%	12,383,464	205,910	6.67%
Other assets	2,521,022			2,594,775			2,653,637
Total assets	$16,463,311			$16,296,640			$15,037,101

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking deposits	$741,966	202	0.11%	$726,748	194	0.11%	$601,958	77	0.05%
Money market deposits	2,065,190	1,088	0.21%	1,836,094	945	0.21%	1,691,115	874	0.21%
Savings deposits	740,878	555	0.30%	756,578	571	0.31%	722,808	548	0.30%
Time deposits	5,559,903	9,388	0.68%	5,481,886	8,769	0.65%	5,613,601	5,814	0.42%
Total interest‑bearing deposits	9,107,937	11,233	0.49%	8,801,306	10,479	0.48%	8,629,482	7,313	0.34%
Borrowings	81,164	88	0.43%	424,061	235	0.22%	39,931	199	2.00%
Subordinated debentures	432,656	4,582	4.25%	432,603	4,525	4.24%	409,934	4,318	4.22%
Total interest‑bearing liabilities	9,621,757	15,903	0.66%	9,657,970	15,239	0.64%	9,079,347	11,830	0.52%
Noninterest‑bearing demand deposits	3,157,129			2,949,719			2,546,540
Other liabilities	135,677			155,608			178,196
Total liabilities	12,914,563			12,763,297			11,804,083
Stockholders’ equity	3,548,748			3,533,343			3,233,018
Total liabilities and stockholders’
equity	$16,463,311			$16,296,640			$15,037,101
Net interest income (tax equivalent) (2)		$204,721			$200,860			$194,080
Net interest rate spread			5.69%			5.76%			6.15%
Net interest margin			5.89%			5.95%			6.29%

Total deposits (3)	$12,265,066	$11,233	0.37%	$11,751,025	$10,479	0.36%	$11,176,022	$7,313	0.26%
Funding sources (4)	$12,778,886	$15,903	0.50%	$12,607,689	$15,239	0.49%	$11,625,887	$11,830	0.41%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $2.2 million, $1.8 million, and $1.5 million for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

	Six Months Ended
	June 30, 2015			June 30, 2014
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases, net of deferred fees (1)	$12,081,994	$405,878	6.77%	$7,383,239	$269,664	7.37%
Investment securities (2)	1,643,169	30,719	3.77%	1,560,031	26,039	3.37%
Deposits in financial institutions	97,578	126	0.26%	197,823	250	0.25%
Total interest‑earning assets (2)	13,822,741	436,723	6.37%	9,141,093	295,953	6.53%
Other assets	2,557,695			1,657,889
Total assets	$16,380,436			$10,798,982

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking deposits	$734,399	396	0.11%	$614,655	154	0.05%
Money market deposits	1,951,275	2,033	0.21%	1,572,200	1,493	0.19%
Savings deposits	748,685	1,126	0.30%	474,321	561	0.24%
Time deposits	5,521,110	18,157	0.66%	3,153,698	6,330	0.40%
Total interest‑bearing deposits	8,955,469	21,712	0.49%	5,814,874	8,538	0.30%
Borrowings	251,665	323	0.26%	29,114	278	1.93%
Subordinated debentures	432,630	9,107	4.24%	272,081	5,359	3.97%
Total interest‑bearing liabilities	9,639,764	31,142	0.65%	6,116,069	14,175	0.47%
Noninterest‑bearing demand deposits	3,053,997			2,461,725
Other liabilities	145,587			188,358
Total liabilities	12,839,348			8,766,152
Stockholders’ equity	3,541,088			2,032,830
Total liabilities and stockholders’ equity	$16,380,436			$10,798,982
Net interest income (tax equivalent) (2)		$405,581			$281,778
Net interest rate spread			5.72%			6.06%
Net interest margin			5.92%			6.22%

Total deposits (3)	$12,009,466	$21,712	0.36%	$8,276,599	$8,538	0.21%
Funding sources (4)	$12,693,761	$31,142	0.49%	$8,577,794	$14,175	0.33%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $4.0 million and $3.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

The tax equivalent net interest margin (“NIM”) and loan and lease yields are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans, which causes volatility from period to period. The effects of this item on the NIM and loan and lease yield are shown in the following table for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
NIM:
Reported	5.89%	5.95%	6.29%	5.92%	6.22%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.56)%	(0.51)%	(0.50)%	(0.54)%	(0.50)%
Core	5.33%	5.44%	5.79%	5.38%	5.72%
Loan and Lease Yield:
Reported	6.75%	6.80%	7.34%	6.77%	7.37%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.64)%	(0.58)%	(0.58)%	(0.61)%	(0.63)%
Core	6.11%	6.22%	6.76%	6.16%	6.74%
The following table presents the impact on tax equivalent net interest income and NIM from all purchase accounting items as indicated in the table below for the periods indicated:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
	(Dollars in thousands)
Impact on Net Interest Income:
Net interest income (tax equivalent)	$204,721	$200,860	$196,618	$190,373	$194,080
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(19,447)	(17,352)	(11,421)	(4,501)	(15,290)
Remaining accretion of Non-PCI loan acquisition
discounts	(9,195)	(11,245)	(13,073)	(15,072)	(17,976)
Total accretion of loan acquisition discounts	(28,642)	(28,597)	(24,494)	(19,573)	(33,266)
Amortization of TruPS discount	1,400	1,401	1,401	1,402	1,304
Accretion of time deposits premium	(799)	(1,285)	(2,469)	(5,081)	(6,671)
Total purchase accounting adjustments	(28,041)	(28,481)	(25,562)	(23,252)	(38,633)
Net interest income - excluding purchase accounting	$176,680	$172,379	$171,056	$167,121	$155,447

Impact on Net Interest Margin:
Net interest margin (tax equivalent)	5.89%	5.95%	5.91%	5.82%	6.29%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.56)%	(0.51)%	(0.34)%	(0.14)%	(0.50)%
Remaining accretion of Non-PCI loan acquisition
discounts	(0.26)%	(0.33)%	(0.39)%	(0.46)%	(0.58)%
Total accretion of loan acquisition discounts	(0.82)%	(0.84)%	(0.73)%	(0.60)%	(1.08)%
Amortization of TruPS discount	0.04%	0.04%	0.04%	0.04%	0.04%
Accretion of time deposits premium	(0.02)%	(0.04)%	(0.07)%	(0.16)%	(0.22)%
Total purchase accounting adjustments	(0.80)%	(0.84)%	(0.76)%	(0.72)%	(1.26)%
Net interest margin - excluding purchase accounting	5.09%	5.11%	5.15%	5.10%	5.03%

The following table presents the loan and lease yields and related average balances of our Non‑PCI loans and leases, PCI loans, and total loan and lease portfolio for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(Dollars in thousands)
Yields:
Non‑PCI loans and leases	6.61%	6.60%	7.06%	6.61%	6.81%
PCI loans	13.87%	15.82%	15.08%	14.90%	18.27%
Total loans and leases	6.75%	6.80%	7.34%	6.77%	7.37%
Average Balances:
Non‑PCI loans and leases	$11,879,799	$11,795,034	$10,125,327	$11,837,651	$7,025,878
PCI loans	228,217	260,648	375,194	244,343	357,361
Total loans and leases	$12,108,016	$12,055,682	$10,500,521	$12,081,994	$7,383,239
Second Quarter of 2015 Compared to First Quarter of 2015
Net interest income increased by $3.5 million to $202.6 million for the second quarter of 2015 compared to $199.1 million for the first quarter of 2015 due to increased FHLB dividends, higher average loan and lease balances, higher accelerated discount accretion from early payoffs of acquired loans, and one more day in the second quarter. Interest income includes a special dividend from the FHLB of $1.4 million, which increased our tax equivalent NIM by four basis points.
Our tax equivalent NIM for the second quarter of 2015 was 5.89% compared to 5.95% for the first quarter of 2015, and the loan and lease yield was 6.75% compared to 6.80% for the first quarter of 2015. The decreases in the NIM and loan and lease yield were both due to higher nonaccrual loan and lease average balances in the second quarter, the payoffs of higher-yielding loans and leases and lower discount accretion on acquired loans and leases. The impact on the NIM from accretion of loan and lease acquisition discounts was 82 basis points for the second quarter of 2015 compared to 84 basis points for the first quarter of 2015. The impact on the loan and lease yield from accelerated discount accretion was 64 basis points for the second quarter of 2015 and 58 basis points for the first quarter of 2015. Tax free interest income represented six basis points of the tax equivalent NIM for the second quarter of 2015 and first quarter of 2015.
The cost of total deposits increased to 0.37% from 0.36% in the prior quarter due primarily to a $0.5 million decrease in the amount of premium accretion on the time deposits acquired in the CapitalSource merger. The repricing of maturing time deposits at current rates and new time deposit production resulted in the decline in the weighted average contractual interest rate on time deposits to 0.71% at June 30, 2015 from 0.72% at March 31, 2015.

Second Quarter of 2015 Compared to Second Quarter of 2014
Net interest income increased by $10.0 million to $202.6 million for the second quarter of 2015 compared to $192.5 million for the second quarter of 2014 due mainly to higher average loan and lease balances.
The tax equivalent NIM decreased 40 basis points to 5.89% for the second quarter of 2015 compared to 6.29% for the same quarter last year, due mostly to rates on new originations being lower than the average portfolio rate, the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio and lower accretion of loan acquisition discounts and time deposit acquisition premiums. The impact on the NIM from accretion of loan and lease acquisition discounts was 82 basis points for the second quarter of 2015 compared to 108 basis points for the second quarter of 2014. Accretion of time deposit acquisition premiums was $0.8 million in the second quarter of 2015 (two basis points on the NIM) compared to $6.7 million in the second quarter of 2014 (22 basis points on the NIM).
The yield on loans and leases decreased 59 basis points to 6.75% for the second quarter of 2015 compared to 7.34% for the same quarter of 2014 due mainly to rates on newly originated loans being lower than the average portfolio rate, the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio, and the PCI loan yield being lower in the current quarter.
The cost of all funding sources increased nine basis points to 0.50% for the second quarter of 2015 from 0.41% for the second quarter of 2014 due mainly to lower premium accretion on time deposits acquired in the CapitalSource Inc. merger. The all‑in deposit cost increased 11 basis points to 0.37% for the second quarter of 2015 from 0.26% for the same quarter last year. The cost of total interest‑bearing liabilities increased 14 basis points to 0.66% for the second quarter of 2015 from 0.52% for the same quarter last year.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net interest income increased by $123.1 million to $401.6 million for the six months ended June 30, 2015, compared to $278.5 million for the six months ended June 30, 2014 due to the significant increase in interest-earning assets acquired in the CapitalSource Inc. merger on April 7, 2014.
The tax equivalent NIM decreased 30 basis points to 5.92% for the six months ended June 30, 2015 compared to 6.22% for the same period in 2014, due mostly to lower accretion of loan acquisition discounts and accretion of time deposit acquisition premiums. The impact on the NIM from accretion of loan acquisition discounts was 84 basis points for the six months ended June 30, 2015 compared to 96 basis points for the same period last year. The impact on the NIM from accretion of time deposits acquisition premiums was three basis points for the first six months of 2015 compared to 15 basis points for the same period in 2014. Tax free interest income represented six basis points of the tax equivalent NIM for the six months ended June 30, 2014 and eight basis points for the same period in 2014.
The yield on loans and leases decreased 60 basis points to 6.77% for the first six months of 2015 compared to 7.37% for the same period in 2014 due mainly to lower accretion of loan acquisition discounts. The impact on the loan and lease yield from accretion of loan acquisition discounts was 95 basis points for the six months ended June 30, 2015 compared to 119 basis points for the same period last year. Additionally, this decrease was due to rates on newly originated loans being lower than the average portfolio rate, the higher-yielding PCI loan portfolio representing a smaller percentage of the entire loan portfolio, and the PCI loan yield being lower in the current period.
The cost of all funding sources increased 16 basis points to 0.49% for the six months ended June 30, 2015 from 0.33% for the same period last year due mainly to the $5.3 billion of higher-cost time deposits acquired in the CapitalSource Inc. merger and lower premium accretion on time deposits acquired in the CapitalSource Inc. merger. The all‑in deposit cost increased 15 basis points to 0.36% for the first six months of 2015 from 0.21% for the same period last year. The cost of total interest‑bearing liabilities increased 18 basis points to 0.65% for the six months ended June 30, 2015 from 0.47% for the same period last year.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for Non‑PCI loans and leases	$4,000	$16,604	$5,131	$20,604	$5,731
Addition to (reduction in) reserve for unfunded loan
commitments	1,000	563	(131)	1,563	(731)
Total provision for Non‑PCI loans and leases	5,000	17,167	5,000	22,167	5,000
Provision (negative provision) for PCI Loans	1,529	(733)	30	796	(614)
Total provision for credit losses	$6,529	$16,434	$5,030	$22,963	$4,386

Non‑PCI Credit Quality Metrics:
Net charge‑offs (recoveries) on Non‑PCI loans and leases	$(1,367)	$7,380	$(412)	$6,013	$449
Annualized net charge‑offs (recoveries) to average Non‑PCI
loans and leases	(0.05)%	0.25%	(0.02)%	0.10%	0.01%
At period end:
Allowance for loan and lease losses	$85,047	$79,680	$62,523
Allowance for credit losses	92,921	86,554	72,367
Non‑PCI nonaccrual loans and leases	131,178	139,334	96,802
Non‑PCI classified loans and leases	379,988	333,182	304,627
Allowance for credit losses to Non‑PCI loans and leases	0.78%	0.72%	0.67%
Allowance for credit losses to Non‑PCI nonaccrual loans
and leases	70.84%	62.12%	74.80%
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
We made a provision for credit losses of $6.5 million in the second quarter of 2015 and $16.4 million in the first quarter of 2015 in accordance with our allowance methodology, which takes into consideration new loan and lease fundings, commitments to make loans and leases and underlying credit quality trends. For the Non-PCI portfolio, the $5.0 million provision, combined with net recoveries of $1.4 million, increased the allowance for credit losses by $6.4 million in the second quarter.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$2,612	$2,574	$2,719	$5,186	$5,721
Other commissions and fees	7,123	5,396	5,743	12,519	7,675
Leased equipment income	5,375	5,382	5,672	10,757	5,672
Gain (loss) on sale of loans and leases	163	—	(485)	163	(379)
(Loss) gain on securities	(186)	3,275	89	3,089	4,841
FDIC loss sharing expense, net	(5,107)	(4,399)	(8,525)	(9,506)	(19,955)
Other income:
Dividends and realized gains on equity investments	8,169	3,477	658	11,646	658
Foreign currency translation net (losses) gains	(1,377)	2,597	251	1,220	251
Income recognized on early repayment of leases	1,648	736	961	2,384	4,466
Gain on sale of owned office building	—	—	—	—	1,570
Other	1,203	1,833	1,396	3,036	2,650
Total noninterest income	$19,623	$20,871	$8,479	$40,494	$13,170
The following table presents the details of FDIC loss sharing expense, net for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(In thousands)
FDIC Loss Sharing Expense, Net:
Loss on FDIC loss sharing asset(1)	$(725)	$(278)	$(991)	$(1,003)	$(3,197)
FDIC loss sharing asset amortization, net	(4,286)	(4,015)	(7,270)	(8,301)	(15,182)
Net reimbursement from (to) FDIC for covered
OREOs(2)	7	(3)	(175)	4	(1,399)
Other	(103)	(103)	(89)	(206)	(177)
Total FDIC loss sharing expense, net	$(5,107)	$(4,399)	$(8,525)	$(9,506)	$(19,955)
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

Second Quarter of 2015 Compared to First Quarter of 2015
Noninterest income decreased by $1.3 million to $19.6 million for the second quarter of 2015 compared to $20.9 million for the first quarter of 2015 due mostly to lower foreign currency translation net gains (losses) and lower gains (losses) on securities offset by higher dividends and realized gains on equity investments and higher other commissions and fees. Foreign currency translation net gains decreased $4.0 million from the prior quarter and are based upon movement of the U.S. Dollar against various foreign currencies, principally the Euro. We hedged our Euro-denominated trust preferred issuance in June 2015 to reduce the related foreign currency translation volatility. The gain on securities was $3.3 million for the first quarter of 2015 compared to a net loss of $0.2 million for the second quarter; all sales related to ongoing portfolio risk management activities. Dividends and realized gains on equity investments tend to fluctuate from period to period based upon actual dividends received and sales activity. The second quarter included the sale of three equity investments at a net gain of $6.0 million; there were no similar sales in the first quarter. The $1.7 million increase in other commissions and fees was due to higher loan prepayment fees and is driven by the level of loan payoff activity.
Second Quarter of 2015 Compared to Second Quarter of 2014
Noninterest income increased by $11.1 million to $19.6 million for the second quarter of 2015 compared to $8.5 million for the second quarter of 2014. The increase was due mostly to higher dividends and realized gains on equity investments of $7.5 million, lower FDIC loss sharing expense of $3.4 million and higher other commissions and fees of $1.4 million, offset by lower foreign currency translation net gains of $1.6 million. The 2015 second quarter included a net gain of $6.0 million on the sale of three equity investments and dividends received of $2.2 million; the 2014 second quarter included a net gain of $0.4 million on the sale of two equity investments and dividends received of $0.3 million. The decrease in FDIC loss sharing expense resulted from a $3.0 million decline in the amortization expense of the FDIC loss sharing asset, as one of the Bank's loss sharing agreements reached the end of its initial indemnification period during the third quarter of 2014. The increase in other commissions and fees was due to higher loan-related unused commitment fees and prepayment fees.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Noninterest income increased by $27.3 million to $40.5 million for the six months ended June 30, 2015, compared to $13.2 million for the six months ended June 30, 2014. The increase was due mostly to income streams gained in the CapitalSource Inc. merger, including higher dividends and realized gains on equity investments of $11.0 million, lower FDIC loss sharing expense of $10.4 million, higher leased equipment income of $5.1 million and higher other commissions and fees of $4.8 million, offset by lower income recognized on early repayment of leases of $2.1 million and lower gains on the sale of securities of $1.8 million. The 2015 period included the sale of three equity investments at a net gain of $6.0 million and dividends received of $5.6 million; the 2014 period included a net gain of $0.4 million on the sale of two equity investments and dividends received of $0.3 million. The decrease in FDIC loss sharing expense resulted from a $6.9 million decline in the amortization expense of the FDIC loss sharing asset, as one of the Bank's loss sharing agreements reached the end of its initial indemnification period during the third quarter of 2014; a $2.2 million decrease in the loss on the FDIC loss sharing asset; and a $1.4 million decrease in net reimbursement expense to the FDIC for covered OREO's. The increase in other commissions and fees was due to higher loan-related unused commitment fees and prepayment fees.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(In thousands)
Noninterest Expense:
Compensation	$49,033	$47,737	$45,081	$96,770	$73,708
Occupancy	10,588	10,600	11,078	21,188	18,673
Data processing	4,402	4,308	4,099	8,710	6,639
Other professional services	3,332	3,221	2,843	6,553	4,366
Insurance and assessments	4,716	3,025	3,179	7,741	4,772
Intangible asset amortization	1,502	1,501	1,677	3,003	3,041
Leased equipment depreciation	3,103	3,103	3,095	6,206	3,095
Foreclosed assets expense (income), net	(2,340)	336	497	(2,004)	(1,364)
Acquisition, integration and reorganization costs	900	2,000	86,242	2,900	88,442
Other expense:
Loan expense	1,486	339	3,024	1,825	4,218
Other	8,554	8,190	8,385	16,744	13,774
Total noninterest expense	$85,276	$84,360	$169,200	$169,636	$219,364
The following table presents the components of foreclosed assets (income) expense, net for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(In thousands)
Foreclosed Assets (Income) Expense:
Provision for losses	$282	$124	$274	$406	$368
Operating (income) expense	(2,642)	106	606	(2,536)	974
Loss (gain) on sale	20	106	(383)	126	(2,706)
Total foreclosed assets (income) expense, net	$(2,340)	$336	$497	$(2,004)	$(1,364)
The following table presents the components of acquisition, integration and reorganization costs for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(In thousands)
Acquisition, Integration and Reorganization Costs:
Severance and employee-related	$—	$—	$54,061	$—	$54,261
System conversion and integration	—	—	873	—	1,123
Asset write-downs, lease terminations and
other facilities-related	—	—	5,703	—	5,703
Investment banking deal costs	—	1,050	16,117	1,050	16,117
Other (legal, accounting, insurance, consulting)	900	950	9,488	1,850	11,238
Total acquisition, integration and
reorganization costs	$900	$2,000	$86,242	$2,900	$88,442

Second Quarter of 2015 Compared to First Quarter of 2015
Noninterest expense increased by $0.9 million to $85.3 million for the second quarter of 2015 compared to $84.4 million for the first quarter of 2015. The increase was due mostly to higher insurance and assessments expense of $1.7 million, higher compensation expense of $1.3 million and higher loan-related expense of $1.1 million, offset by lower foreclosed assets expense of $2.7 million and lower acquisition, integration and reorganization costs of $1.1 million. Insurance and assessments expense increased due to the FDIC deposit insurance assessment being calculated under the “large-bank” method starting in the second quarter of 2015. Compensation expense increased due to higher stock-based compensation expense, employee pay raises that took effect towards the end of the first quarter of 2015 and higher incentive compensation accruals. Loan-related expense increased due to lower recoveries of legal costs specifically and lower loan-related expenses generally. The first quarter of 2015 included a $1.7 million recovery of legal costs compared to a $0.6 million recovery in the second quarter related to the same matter. Foreclosed assets expense decreased due to higher operating income related to foreclosed assets sales in the second quarter. Acquisition, integration and reorganization costs will fluctuate from period to period based on the timing and amount of such activities.
Second Quarter of 2015 Compared to Second Quarter of 2014
Noninterest expense decreased by $83.9 million to $85.3 million for the second quarter of 2015 compared to $169.2 million for the second quarter of 2014. The decrease in noninterest expense was due to lower acquisition, integration and reorganization costs of $85.3 million, lower foreclosed assets expense of $2.8 million, and lower loan-related expense of $1.5 million, offset by higher compensation expense of $4.0 million and higher insurance and assessments expense of $1.5 million. Foreclosed assets expense declined due to higher operating income related to foreclosed assets sales in the second quarter of 2015. Compensation expense increased due to higher stock-based compensation expense and higher incentive accruals in the second quarter of 2015. Insurance and assessments expense increased due to the FDIC insurance assessment being calculated under the “large-bank” method starting in the second quarter of 2015. The acquisition, integration and reorganization costs for the second quarter of 2015 related to the pending Square 1 Financial, Inc. merger, while these costs for the second quarter of 2014 related to the CapitalSource Inc. merger.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Noninterest expense decreased by $49.7 million to $169.6 million for the six months ended June 30, 2015 compared to $219.4 million for the six months ended June 30, 2014. The decrease in noninterest expense was due mainly to lower acquisition, integration and reorganization costs of $85.5 million. Excluding this item, all of the changes from period to period were due mostly to including the operations of CapitalSource Inc. subsequent to its April 7, 2014 acquisition date. The acquisition, integration and reorganization costs for the six months ended June 30, 2015 related to the pending Square 1 Financial, Inc. merger, while these costs for the same period last year related to the CapitalSource Inc. merger.
Income Taxes
The effective tax rate for the second quarter of 2015 was 34.7% compared to 38.7% for the first quarter of 2015 and 58.8% for the second quarter of 2014. The decline in the effective rate in the second quarter of 2015 is related to utilization of a portion of the capital loss carryforward and adjustments to certain deferred tax assets. The Company operates primarily in the states of California and Maryland and the blended statutory tax rate for federal and states is 41%. We expect that our effective tax rate will be 38% for 2015 and 39% for 2016.

Business Segments
The Company’s reportable segments consist of “Community Banking,” “National Lending,” and “Other.” The Community Banking and National Lending segments include all of the operations of Pacific Western Bank. The Other segment consists of holding company and non-bank subsidiary operations, and intercompany eliminations.
As a result of the CapitalSource Inc. merger, the Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The National Lending segment includes the lending operations gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group. We reorganized our asset-based lending and leasing operations when we established the CapitalSource Division.
The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans, cash flow loans, and real estate loans secured by various property types. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; Phoenix, Arizona; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah.
The Community Banking segment includes the operations of Pacific Western Bank, excluding the CapitalSource Division, and includes lending and deposit gathering activities conducted primarily through its California-based branch offices and the Bank’s treasury management function and corporate overhead.
The Other segment consists of holding company operations that result in expenses principally for compensation, facilities, professional services, interest on subordinated debentures, and the non-bank subsidiary operations including interest income from a loan portfolio and related loan servicing expense.
For further information, see Note 14, Business Segments, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
The following tables present information regarding our business segments as of and for the periods indicated:

	June 30, 2015
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,101,834	$8,923,079	$9,276	$12,034,189
Allowance for loan and lease losses	(41,108)	(58,260)	(7)	(99,375)
Total loans and leases, net	$3,060,726	$8,864,819	$9,269	$11,934,814
Goodwill	$333,979	$1,394,401	$—	$1,728,380
Core deposit and customer relationship intangibles, net	13,528	673	—	14,201
Total assets	6,685,456	9,870,154	141,410	16,697,020
Total deposits(1)	12,962,905	35,420	(416,509)	12,581,816
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	June 30, 2014
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,537,994	$7,599,030	$53,081	$11,190,105
Allowance for loan and lease losses	(66,039)	(16,110)	—	(82,149)
Total loans and leases, net	$3,471,955	$7,582,920	$53,081	$11,107,956
Goodwill	$279,296	$1,445,857	$—	$1,725,153
Core deposit and customer relationship intangibles, net	19,330	1,101	—	20,431
Total assets	6,100,744	9,275,500	308,427	15,684,671
Total deposits(1)	11,909,853	28,302	(270,358)	11,667,797
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended June 30, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$63,392	$154,816	$247	$218,455
Interest expense	(11,273)	(48)	(4,582)	(15,903)
Intersegment interest income (expense)	7,140	(7,140)	—	—
Net interest income (expense)	59,259	147,628	(4,335)	202,552
Negative provision (provision) for credit losses	734	(7,263)	—	(6,529)
Loss on securities	(186)	—	—	(186)
FDIC loss sharing expense, net	(5,107)	—	—	(5,107)
Other noninterest income	4,235	14,465	6,216	24,916
Total noninterest income	(1,058)	14,465	6,216	19,623
Foreclosed assets (expense) income, net	(351)	(22)	2,713	2,340
Intangible asset amortization	(1,390)	(112)	—	(1,502)
Acquisition, integration and reorganization costs	(806)	—	(94)	(900)
Other noninterest expense	(58,304)	(24,164)	(2,746)	(85,214)
Total noninterest expense	(60,851)	(24,298)	(127)	(85,276)
Intersegment noninterest income (expense)	28,857	(28,857)	—	—
Total noninterest expense - adjusted	(31,994)	(53,155)	(127)	(85,276)
Earnings before taxes	26,941	101,675	1,754	130,370
Income tax (expense) benefit	(10,484)	(39,566)	4,763	(45,287)
Net earnings	$16,457	$62,109	$6,517	$85,083

	Three Months Ended March 31, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$62,956	$151,219	$139	$214,314
Interest expense	(10,661)	(53)	(4,525)	(15,239)
Intersegment interest income (expense)	6,721	(6,721)	—	—
Net interest income (expense)	59,016	144,445	(4,386)	199,075
Negative provision (provision) for credit losses	8,064	(24,406)	(92)	(16,434)
Gain on securities	3,275	—	—	3,275
FDIC loss sharing expense, net	(4,399)	—	—	(4,399)
Other noninterest income	9,575	5,142	7,278	21,995
Total noninterest income	8,451	5,142	7,278	20,871
Foreclosed assets expense, net	(44)	(61)	(231)	(336)
Intangible asset amortization	(1,389)	(112)	—	(1,501)
Acquisition, integration and reorganization costs	(1,890)	—	(110)	(2,000)
Other noninterest expense	(55,205)	(22,837)	(2,481)	(80,523)
Total noninterest expense	(58,528)	(23,010)	(2,822)	(84,360)
Intersegment noninterest income (expense)	26,563	(26,563)	—	—
Total noninterest expense - adjusted	(31,965)	(49,573)	(2,822)	(84,360)
Earnings (loss) before taxes	43,566	75,608	(22)	119,152
Income tax (expense) benefit	(16,873)	(29,282)	82	(46,073)
Net earnings	$26,693	$46,326	$60	$73,079

	Three Months Ended June 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$69,977	$132,742	$1,644	$204,363
Interest expense	(7,450)	(62)	(4,318)	(11,830)
Intersegment interest income (expense)	4,071	(4,071)	—	—
Net interest income (expense)	66,598	128,609	(2,674)	192,533
Negative provision (provision) for credit losses	4,418	(9,448)	—	(5,030)
Gain on securities	89	—	—	89
FDIC loss sharing expense, net	(8,525)	—	—	(8,525)
Other noninterest income	3,681	12,487	747	16,915
Total noninterest income	(4,755)	12,487	747	8,479
Foreclosed assets income (expense), net	(633)	38	98	(497)
Intangible asset amortization	(1,530)	(147)	—	(1,677)
Acquisition, integration and reorganization costs	(77,713)	(7,474)	(1,055)	(86,242)
Other noninterest expense	(50,801)	(24,484)	(5,499)	(80,784)
Total noninterest expense	(130,677)	(32,067)	(6,456)	(169,200)
Intersegment noninterest income (expense)	23,533	(23,533)	—	—
Total noninterest expense - adjusted	(107,144)	(55,600)	(6,456)	(169,200)
(Loss) earnings from continuing operations before taxes	(40,883)	76,048	(8,383)	26,782
Income tax (expense) benefit	11,375	(30,259)	3,332	(15,552)
Net (loss) earnings from continuing operations	(29,508)	45,789	(5,051)	11,230
Loss from discontinued operations before taxes	(1,151)	—	—	(1,151)
Income tax benefit	476	—	—	476
Net loss from discontinued operations	(675)	—	—	(675)
Net (loss) earnings	$(30,183)	$45,789	$(5,051)	$10,555

	Six Months Ended June 30, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$126,348	$306,035	$386	$432,769
Interest expense	(21,934)	(101)	(9,107)	(31,142)
Intersegment interest income (expense)	13,861	(13,861)	—	—
Net interest income (expense)	118,275	292,073	(8,721)	401,627
Negative provision (provision) for credit losses	8,798	(31,669)	(92)	(22,963)
Gain on securities	3,089	—	—	3,089
FDIC loss sharing expense, net	(9,506)	—	—	(9,506)
Other noninterest income	13,810	19,607	13,494	46,911
Total noninterest income (expense)	7,393	19,607	13,494	40,494
Foreclosed assets (expense) income, net	(395)	(83)	2,482	2,004
Intangible asset amortization	(2,779)	(224)	—	(3,003)
Acquisition, integration and reorganization costs	(2,696)	—	(204)	(2,900)
Other noninterest expense	(113,509)	(47,001)	(5,227)	(165,737)
Total noninterest expense	(119,379)	(47,308)	(2,949)	(169,636)
Intersegment noninterest income (expense)	55,420	(55,420)	—	—
Total noninterest expense - adjusted	(63,959)	(102,728)	(2,949)	(169,636)
Earnings (loss) from continuing operations before taxes	70,507	177,283	1,732	249,522
Income tax (expense) benefit	(27,357)	(68,848)	4,845	(91,360)
Net earnings	$43,150	$108,435	$6,577	$158,162

	Six Months Ended June 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$147,572	$143,507	$1,644	$292,723
Interest expense	(8,677)	(139)	(5,359)	(14,175)
Intersegment interest income (expense)	4,293	(4,293)	—	—
Net interest income (expense)	143,188	139,075	(3,715)	278,548
Negative provision (provision) for credit losses	5,244	(9,630)	—	(4,386)
Gain on securities	4,841	—	—	4,841
FDIC loss sharing expense, net	(19,955)	—	—	(19,955)
Other noninterest income	10,578	16,932	774	28,284
Total noninterest income	(4,536)	16,932	774	13,170
Foreclosed assets income, net	1,228	38	98	1,364
Intangible asset amortization	(2,721)	(320)	—	(3,041)
Acquisition, integration and reorganization costs	(79,913)	(7,474)	(1,055)	(88,442)
Other noninterest expense	(91,086)	(31,057)	(7,102)	(129,245)
Total noninterest expense	(172,492)	(38,813)	(8,059)	(219,364)
Intersegment noninterest income (expense)	23,533	(23,533)	—	—
Total noninterest expense - adjusted	(148,959)	(62,346)	(8,059)	(219,364)
(Loss) earnings from continuing operations before taxes	(5,063)	84,031	(11,000)	67,968
Income tax (expense) benefit	(1,664)	(33,590)	4,421	(30,833)
Net (loss) earnings from continuing operations	(6,727)	50,441	(6,579)	37,135
Loss from discontinued operations before taxes	(2,564)	—	—	(2,564)
Income tax benefit	1,064	—	—	1,064
Net loss from discontinued operations	(1,500)	—	—	(1,500)
Net (loss) earnings	$(8,227)	$50,441	$(6,579)	$35,635
Second Quarter of 2015 Compared to Second Quarter of 2014
Net earnings for the Community Banking segment increased $46.6 million for the second quarter of 2015 to $16.5 million, compared to a net loss of $30.2 million in the second quarter of 2014. Net earnings before taxes increased $67.8 million as a result of lower noninterest expense-adjusted of $98.7 million and higher noninterest income of $3.7 million, offset by higher provision for credit losses of $3.7 million and lower net interest income of $7.3 million. The decrease in noninterest expense-adjusted is due mostly to lower acquisition, integration and reorganization costs of $76.9 million. The increase in noninterest income is due to lower FDIC loss sharing expense of $3.4 million during the second quarter of 2015 when compared to the second quarter of 2014. Net interest income decreased compared to the prior year period due to lower average loan and lease balances and a lower loan and lease yield.
Net earnings for the National Lending segment increased $16.3 million for the second quarter of 2015 to $62.1 million, compared to $45.8 million for the second quarter of 2014. The increase in net earnings is a result of increased interest-earning assets and the related increase in net interest income of $19.0 million. Loans increased $1.3 billion to $8.9 billion as of June 30, 2015 from $7.6 billion as of June 30, 2014.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net earnings for the Community Banking segment increased $51.4 million for the six months ended June 30, 2015 to $43.2 million compared to a net loss of $8.2 million for the six months ended June 30, 2014. Net earnings before taxes increased $75.6 million primarily as a result of lower noninterest expense-adjusted of $64.0 million. The decrease in noninterest expense-adjusted is due mostly to lower acquisition, integration and reorganization costs of $77.2 million.
Net earnings for the National Lending segment increased $58.0 million for the six months ended June 30, 2015 to $108.4 million compared to net earnings of $50.4 million for the six months ended June 30, 2014. The increase in earnings is a result of the CapitalSource Inc. merger that increased interest-earning assets and net interest income. Loans and leases increased $8.0 billion to $8.5 billion at the beginning of the 2015 period from $474.9 million at the beginning of the 2014 period.

Balance Sheet Analysis
Investment Portfolio
The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	June 30, 2015
	Amortized	Fair		Duration
Security Type:	Cost	Value	Yield(1)(2)	(in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$411,842	$426,874	2.73%	4.1
Government agency and government-sponsored enterprise collateralized mortgage obligations	262,222	265,899	2.47%	4.7
Private label collateralized mortgage obligations	33,860	40,348	8.83%	2.6
Municipal securities (2)	720,835	721,556	4.35%	6.0
Corporate debt securities	47,438	47,410	7.72%	5.8
Collateralized loan obligations	133,128	133,907	2.52%	0.3
Government-sponsored enterprise debt securities	36,267	37,080	2.20%	4.8
Other securities	25,199	25,084	0.50%	4.0
Total securities available-for-sale (2)	$1,670,791	$1,698,158	3.60%	4.7
______________________________________

(1)	Represents the yield for the month of June 30, 2015.

(2)	Tax-equivalent basis.
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	June 30, 2015
	Carrying	% of
Municipal Securities by State:	Value	Total
	(Dollars in thousands)
Texas	$94,968	13%
Washington	81,207	11%
Ohio	67,243	9%
New York	49,776	7%
California	46,320	6%
Illinois	39,521	6%
Colorado	27,144	4%
Indiana	25,176	4%
District of Columbia	22,321	3%
Connecticut	19,018	3%
Total of 10 largest states	472,694	66%
All other states	248,862	34%
Total municipal securities	$721,556	100%

Loans and Leases
The following table presents our total loans and leases, net of deferred fees, by portfolio segment and class as of the dates indicated:

	June 30, 2015		March 31, 2015		December 31, 2014
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$607,468	5%	$622,310	5%	$570,634	5%
SBA	401,832	3%	392,704	3%	380,890	3%
Commercial real estate	2,465,129	20%	2,742,593	22%	2,583,965	21%
Healthcare real estate	1,127,111	9%	1,097,910	9%	1,051,491	9%
Multi-family	832,418	7%	749,661	6%	789,271	7%
Other	193,821	2%	209,703	2%	220,751	2%
Total real estate mortgage	5,627,779	46%	5,814,881	47%	5,597,002	47%
Real estate construction and land:
Residential	119,825	1%	122,338	1%	96,749	1%
Commercial	225,133	2%	208,259	2%	217,297	2%
Total real estate construction and land	344,958	3%	330,597	3%	314,046	3%
Total real estate loans	5,972,737	49%	6,145,478	50%	5,911,048	50%
Commercial:
Collateralized	371,954	3%	394,576	3%	439,567	4%
Unsecured	120,415	1%	143,585	1%	131,939	1%
Asset-based	1,840,514	15%	1,719,835	14%	1,794,907	15%
Cash flow	2,691,743	22%	2,818,293	23%	2,486,411	21%
Equipment finance	904,488	9%	914,015	8%	969,489	8%
SBA	45,769	—%	42,426	—%	47,304	—%
Total commercial	5,974,883	50%	6,032,730	49%	5,869,617	49%
Consumer	86,569	1%	93,958	1%	101,767	1%
Total loans and leases, net of deferred fees(1)	$12,034,189	100%	$12,272,166	100%	$11,882,432	100%
_______________________________________

(1)
Includes PCI loans of $222.6 million, $254.3 million and $290.8 million at June 30, 2015, March 31, 2015 and December 31, 2014, of which the majority are included in the Real Estate Mortgage - "Other" category in this table.

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
Credit Exposure Affected by Low Oil Prices
At June 30, 2015, we had 29 outstanding loan and lease relationships totaling $177.2 million to borrowers and lessees primarily involved in the oil and gas industry as compared to $181.5 million at March 31, 2015. The obligors under these loans and leases either conduct oil and gas extraction or provide industrial support services to such types of businesses. The collateral for these loans and leases primarily includes equipment, such as drilling and mining equipment and transportation vehicles, used directly and indirectly in these activities. At June 30, 2015, four relationships totaling $64.2 million were on nonaccrual status and were classified.

The following table presents loan and lease relationships having exposure to the oil and gas industries as of the dates indicated:

	June 30, 2015		March 31, 2015
	Amount	Obligors	Amount	Obligors
	(Dollars in thousands)
Loans	$87,005	8	$88,585	9
Leases	90,189	21	92,865	21
Total oil & gas support services	$177,194	29	$181,450	30

Classified	$64,232	4	$65,498	5
Nonaccrual	$64,232	4	$65,074	4
The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	June 30, 2015		March 31, 2015		December 31, 2014
		% of		% of		% of
Loan Category:	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$382,074	7%	$479,571	8%	$480,437	9%
Retail	507,900	9%	521,798	9%	469,340	8%
Office buildings	813,377	14%	812,594	14%	776,718	14%
Owner-occupied	688,074	12%	615,927	11%	601,729	11%
Hotel	604,397	11%	624,459	11%	572,855	10%
Healthcare	1,081,025	19%	1,077,483	19%	1,030,852	19%
Mixed use	167,446	3%	169,192	3%	129,135	2%
Gas station	11,059	—%	13,078	—%	11,428	—%
Self storage	46,117	1%	67,169	1%	60,262	1%
Restaurant	9,360	—%	13,281	—%	17,145	—%
Land acquisition/development	33,827	1%	32,714	—%	28,910	1%
Unimproved land	7,445	—%	7,465	—%	7,483	—%
Other	222,125	4%	221,128	4%	224,875	4%
Total commercial real estate mortgage	4,574,226	81%	4,655,859	80%	4,411,169	79%
Residential real estate mortgage:
Multi-family	689,854	13%	734,298	13%	774,710	14%
Single family owner-occupied	138,880	2%	150,003	3%	161,652	3%
Single family nonowner-occupied	157,372	3%	202,152	3%	173,964	3%
Mixed use	11,157	—%	11,318	—%	11,537	—%
HELOCs	56,290	1%	61,251	1%	63,970	1%
Total residential real estate mortgage	1,053,553	19%	1,159,022	20%	1,185,833	21%
Total gross real estate mortgage loans	$5,627,779	100%	$5,814,881	100%	$5,597,002	100%

The following table presents a roll forward of the loan and lease portfolio by business segment for the period indicated:

	Three Months Ended June 30, 2015
	Community	National
Loan and Lease Roll Forward by Business Segment(1):	Banking	Lending	Total
	(Dollars in thousands)
Beginning balance	$3,349,928	$8,922,238	$12,272,166
Originations	79,760	578,909	658,669
Existing loans and leases:
Transfers between segments	(90,021)	90,021	—
Principal repayments, net(2)	(234,714)	(654,994)	(889,708)
Loan and lease sales	—	(3,621)	(3,621)
Transfers to foreclosed assets	(2,694)	—	(2,694)
Charge-offs	(425)	(198)	(623)
Ending balance	$3,101,834	$8,932,355	$12,034,189

Weighted average yields on originations for the three months ended:
June 30, 2015	5.17%	6.00%	5.89%
March 31, 2015	5.28%	5.84%	5.76%
December 31, 2014	5.09%	5.76%	5.67%
September 30, 2014	4.73%	5.56%	5.34%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal repayments on existing loans, changes in revolving lines of credit (repayments and draws), loan participation sales and other changes within the loan portfolio.
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

A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We assess our loans for impairment on an ongoing basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure impairment of a loan based upon the fair value of the loan’s collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateral-dependent. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. To the extent a loan or lease balance exceeds the estimated collectable value, a specific reserve or charge-off is recorded depending upon the certainty of the estimate of loss. Smaller balance loans (under $250,000), with a few exceptions for certain loan types, are generally not individually assessed for impairment but are evaluated collectively.
The methodology we use to estimate the general reserve component of our allowance for credit losses considers both quantitative and qualitative criteria. The quantitative criteria uses our actual historical loan and lease charge-off experience on pools of similar loans and leases to establish loss factors that are applied to our current loan and lease balances to estimate inherent credit losses. When estimating the general reserve component for the various pools of similar loan types, the loss factors applied to the loan pools consider the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings. We recognize that the determination of the allowance for loan and lease losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the ratings assigned to loans on an ongoing basis.
The qualitative criteria considered when establishing the loss factors include the following:

•	current economic trends and forecasts;

•	current commercial real estate values, performance trends, and overall outlook in the markets where we lend;

•	legal and regulatory matters that could impact our borrowers’ ability to repay our loans;

•	our loan portfolio composition and any loan concentrations;

•	our current lending policies and the effects of any new policies or policy amendments;

•	our new loan origination volume and the nature of it;

•	our loan portfolio credit performance trends; and

•	the results of our ongoing independent credit review.
The reserve for unfunded commitments is estimated using the same loss factors as used for the allowance for loan and lease losses and is computed based only on the expected usage of the unfunded commitments.
The credit risk ratings assigned to every loan and lease are either “pass,” “special mention,” “substandard” or “doubtful” and defined as follows:

•	Pass: Loans and leases classified as "pass" are not adversely classified and collection and repayment in full are expected.

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
The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Non-PCI Allowance for Credit Losses Data:	2015	2015	2014	2014
	(Dollars in thousands)
Allowance for loan and lease losses	$85,047	$79,680	$70,456	$65,523
Reserve for unfunded loan commitments	7,874	6,874	6,311	6,844
Total allowance for credit losses	$92,921	$86,554	$76,767	$72,367

Allowance for credit losses to loans and leases	0.78%	0.72%	0.66%	0.67%
Allowance for credit losses to nonaccrual loans and leases	70.84%	62.12%	91.80%	74.80%
See "Balance Sheet Analysis - Nonperforming Assets and Performing Restructured Loans" for information regarding the increase in our nonaccrual loans and leases during the six months ended June 30, 2015.
All acquired loans are recorded initially at their estimated fair value with such initial fair value including an estimate of credit losses. Two additional credit coverage ratios shown in the table below are presented to give an indication of overall credit risk coverage:

	June 30, 2015			March 31, 2015
	Non-PCI			Non-PCI
Credit Risk Coverage Ratios	Loans and	Allowance/	Coverage	Loans and	Allowance/	Coverage
(Excludes PCI Loans):	Leases	Discount	Ratio	Leases	Discount	Ratio
	(Dollars in thousands)
Ending balance	$11,846,314	$92,921	0.78%	$12,047,946	$86,554	0.72%
Acquired loans	(5,587,662)	(12,697)		(6,152,731)	(8,962)
Adjusted balance	$6,258,652	$80,224	1.28%	$5,895,215	$77,592	1.32%

Ending balance	$11,846,314	$92,921	0.78%	$12,047,946	$86,554	0.72%
Unamortized purchase discount	103,302	103,302		130,845	130,845
Adjusted balance	$11,949,616	$196,223	1.64%	$12,178,791	$217,399	1.79%
The first additional credit coverage ratio calculation makes adjustments for acquired loans and leases and the related allowance. Our Non‑PCI loans and leases at June 30, 2015, included $5.6 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non‑PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At June 30, 2015, our allowance for credit losses included $12.7 million related to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non‑PCI loans and leases and the related allowance is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non‑PCI loans and leases of 1.28% at June 30, 2015. At March 31, 2015, this ratio was 1.32%.

The second additional credit coverage ratio calculation makes an adjustment for the unamortized purchase discount on acquired loans and leases. Our acquired Non-PCI loans and leases included an unamortized purchase discount of $103.3 million at June 30, 2015, which is assigned specifically to those loans and leases only. Such discount represents the acquisition date fair value adjustment based on market, liquidity, interest rate and credit risk. When the unamortized purchase discount is added back to our Non-PCI loans and leases and allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non-PCI loans and leases of 1.64% at June 30, 2015. At March 31, 2015, this ratio was 1.79%.
The unamortized purchase discount is being accreted to interest income over the remaining life of the respective loans and leases using the interest method. Use of the interest method results in steadily declining amounts being taken into income in each reporting period. Assuming all of these loans and leases continue to make payments according to their terms and there are no prepayments and no deterioration in credit quality, the remaining discount of $103.3 million at June 30, 2015 is expected to be fully accreted to income by the end of 2018.
The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Non-PCI Allowance for Credit Losses:	2015	2015	2014	2015	2014
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$86,554	$76,767	$66,955	$76,767	$67,816
Provision for credit losses:
Addition to allowance for loan and lease losses	4,000	16,604	5,131	20,604	5,731
Addition to (reduction in) reserve for unfunded
loan commitment	1,000	563	(131)	1,563	(731)
Provision for credit losses	5,000	17,167	5,000	22,167	5,000
Loans and leases charged off:
Real estate mortgage	(62)	(1,453)	(487)	(1,515)	(581)
Real estate construction and land	—	—	—	—	—
Commercial	(534)	(8,395)	(326)	(8,929)	(1,767)
Consumer	(27)	(63)	(17)	(90)	(32)
Total loans and leases charged off	(623)	(9,911)	(830)	(10,534)	(2,380)
Recoveries on loans charged off:
Real estate mortgage	200	1,295	376	1,495	636
Real estate construction and land	12	632	64	644	88
Commercial	1,744	410	587	2,154	965
Consumer	34	194	215	228	242
Total recoveries on loans charged off	1,990	2,531	1,242	4,521	1,931
Net (charge-offs) recoveries	1,367	(7,380)	412	(6,013)	(449)
Allowance for credit losses, end of period	$92,921	$86,554	$72,367	$92,921	$72,367

Annualized net charge-offs (recoveries) to
average loans and leases	(0.05)%	0.25%	(0.02)%	0.10%	0.01%

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
The following table presents the changes in our allowance for credit losses on PCI loans for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
PCI Allowance for Credit Losses:	2015	2015	2014	2015	2014
	(In thousands)
Allowance for credit losses on PCI loans,
beginning of period	$12,698	$13,999	$21,200	$13,999	$21,793
Provision (negative provision)	1,529	(733)	30	796	(614)
Net (charge-offs) recoveries	101	(568)	(4,604)	(467)	(4,553)
Allowance for credit losses on PCI loans, end of period	$14,328	$12,698	$16,626	$14,328	$16,626
Nonperforming Assets and Performing Restructured Loans
The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2015	2015	2014	2014
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases	$131,178	$139,334	$83,621	$96,802
Nonaccrual PCI loans(1)	6,016	23,331	25,264	38,467
Total nonaccrual loans	137,194	162,665	108,885	135,269
Foreclosed assets, net	31,668	35,940	43,721	53,821
Total nonperforming assets	$168,862	$198,605	$152,606	$189,090

Performing restructured loans(2)	$38,203	$35,975	$35,244	$33,741
Nonaccrual loans and leases to loans and leases	1.14%	1.32%	0.91%	1.21%
Nonperforming assets to loans and leases and foreclosed assets, net	1.40%	1.61%	1.28%	1.68%
_______________________________________

(1)	Represents legacy CapitalSource Inc. borrowing relationships placed on nonaccrual status as of the acquisition date.

(2)	Excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases and foreclosed assets and totaled $168.9 million at June 30, 2015 compared to $198.6 million at March 31, 2015. The $29.7 million decrease in nonperforming assets was due to a $25.5 million decrease in nonaccrual loans and leases and a $4.3 million decrease in foreclosed assets. The ratio of nonperforming assets to loans and leases and foreclosed assets decreased to 1.40% at June 30, 2015 from 1.61% at March 31, 2015.
Nonaccrual Loans and Leases
The $25.5 million decrease in nonaccrual loans and leases during the second quarter of 2015 was attributable to $30.0 million in principal payments and other reductions offset by $4.5 million in additions.

The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	June 30, 2015		March 31, 2015		30 - 89 Days Past Due
		% of		% of	June 30,	March 31,
		Loan		Loan	2015	2015
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$7,894	1.3%	$8,088	1.3%	$—	$—
SBA	10,141	2.5%	10,919	2.8%	2,272	3,310
Other	16,213	0.4%	18,328	0.4%	2,482	3,009
Total real estate mortgage	34,248	0.6%	37,335	0.7%	4,754	6,319
Real estate construction and land:
Residential	377	0.3%	379	0.3%	—	—
Commercial	—	—%	453	0.2%	—	—
Total real estate construction and land	377	0.1%	832	0.3%	—	—
Commercial:
Collateralized	3,761	1.0%	3,601	0.9%	131	1,397
Unsecured	537	0.4%	594	0.4%	—	—
Asset-based	40	—%	4,159	0.2%	—	—
Cash flow	14,605	0.5%	15,172	0.5%	—	—
Equipment finance	71,130	7.9%	71,039	7.8%	915	7,751
SBA	3,068	6.7%	3,128	7.4%	—	614
Total commercial	93,141	1.6%	97,693	1.6%	1,046	9,762
Consumer	3,412	4.0%	3,474	3.7%	1	9
Total Non-PCI loans and leases	$131,178	1.1%	$139,334	1.2%	$5,801	$16,090

The following table lists the ten largest Non-PCI lending relationships on nonaccrual status as of the date indicated:

June 30,	Quarter
2015	Placed on
Nonaccrual	Nonaccrual
Amount	Status	Description
(In thousands)
$41,127	2015 Q1
Loan secured by a fleet of vessels used to service shallow water oil platforms in the Gulf of Mexico. Although the borrower has been negatively affected by low oil prices, it is still operating. Borrower is current under a restructured loan agreement.

15,657	2015 Q1
Lease secured by hydraulic fracturing equipment. Lessee has been negatively affected by low oil prices. After quarter-end, the Bank repossessed the equipment and subsequently entered into a purchase and sale agreement with a third party to sell the equipment at a price approximating book value. Under the terms of this agreement, the buyer paid $5 million upfront and has agreed to pay monthly installments of $1 million.

14,606	2014 Q2	Two healthcare cash flow loans secured by enterprise value. Although the borrower is current on principal and interest payments, leverage has increased due to a decline in performance.
7,317	2015 Q1	Loan secured by four oil rigs. Although the borrower has been negatively affected by low oil prices, it is still operating. Borrower is current under a restructured loan agreement.
6,025	2013 Q4	Two loans, each secured by a hotel in San Diego County. The borrower is paying according to the restructured terms of each loan.
3,403	2014 Q1	Loan secured by an industrial building in Santa Barbara County.
3,257	2014 Q4	SBA 7(a) loan secured by a franchise restaurant in Colorado. Loan is supported by a 75% SBA guarantee on the Bank's balance.
3,146	2014 Q1	Two loans secured by various residential and commercial properties located predominantly in San Luis Obispo County.
3,006	2014 Q3	Loans secured by equipment used for coal production. Although borrower is current on principal and interest payments, operating performance has declined.
2,206	2013 Q2	Two loans that are both unsecured. The borrower is paying according to the restructured terms of each loan.
$99,750		Total

Foreclosed Assets
The following table presents the components of foreclosed assets (primarily other real estate owned, or OREO) as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Property Type:	2015	2015	2014	2014
	(In thousands)
Commercial real estate	$3,704	$1,036	$2,449	$10,770
Construction and land development	18,942	18,942	24,759	32,682
Multi-family	4,551	4,964	4,823	835
Single family residence	2,260	3,253	3,392	31
Total OREO, net	29,457	28,195	35,423	44,318
Other foreclosed assets	2,211	7,745	8,298	9,503
Total foreclosed assets	$31,668	$35,940	$43,721	$53,821
Foreclosed assets decreased $4.3 million during the second quarter of 2015 mainly as a result of sales of $6.7 million.

Performing Restructured Loans
Non-PCI performing restructured loans increased by $2.2 million during the second quarter of 2015 to $38.2 million at June 30, 2015. The increase was attributable primarily to $4.9 million in additions, offset partially by $2.4 million in payoffs. At June 30, 2015, we had $23.9 million in real estate mortgage loans, $7.7 million in real estate construction and land loans, $6.4 million in commercial loans, and $0.2 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the performing restructured loans was on accrual status prior to the loan modifications and have remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed-rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we have agreed to interest rate reductions and/or interest-only payments for a period of time. In these cases, we do not forgive principal but may consider the extension of maturity date as part of the loan modification in order to assist the borrower. As a result of the current economic environment, we anticipate loan restructurings to continue.
PCI Delinquent and Nonaccrual Loans
Loans accounted for as PCI are generally considered accruing and performing loans as the loans accrete their discount to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2015, there are $6.0 million of PCI loans on nonaccrual status and included in the delinquency table below.
The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2015	2015	2014	2014
	(In thousands)
Current	$204,288	$229,642	$268,263	$319,074
30 to 89 days past due	4,672	4,954	2,700	29,610
90 days or more past due	13,678	19,689	19,828	49,752
Total	$222,638	$254,285	$290,791	$398,436

Deposits
The following table presents the balance of each major category of deposits at the dates indicated:

	June 30, 2015		March 31, 2015		December 31, 2014
		% of		% of		% of
Deposit Category:	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing deposits	$3,396,688	26%	$3,029,463	26%	$2,931,352	25%
Interest checking deposits	722,231	6	739,073	6	732,196	6
Money market deposits	1,722,633	14	1,682,123	14	1,709,068	15
Savings deposits	743,054	6	746,741	6	762,961	6
Total core deposits	6,584,606	52	6,197,400	52	6,135,577	52
Brokered non-maturity deposits	651,925	5	155,976	1	120,613	1
Total non-maturity deposits	7,236,531	57	6,353,376	53	6,256,190	53
Time deposits under $100,000	2,328,109	19	2,562,078	22	2,467,338	21
Time deposits $100,000 and over	3,017,176	24	3,018,721	25	3,031,600	26
Total time deposits	5,345,285	43	5,580,799	47	5,498,938	47
Total deposits	$12,581,816	100%	$11,934,175	100%	$11,755,128	100%
Total deposits increased $647.6 million during the second quarter to $12.6 billion at June 30, 2015, including an increase in core deposits of $387.2 million. At June 30, 2015, core deposits totaled $6.6 billion, or 52% of total deposits, including $3.4 billion of noninterest-bearing demand deposits, or 26% of total deposits. Deposits obtained from CapitalSource Division borrowers totaled $455.5 million at June 30, 2015, of which $441.8 million were core deposits. The remaining unamortized purchase accounting premium on acquired CapitalSource Inc. time deposits as of June 30, 2015 was $1.7 million, of which $0.9 million will be recognized as a reduction of interest expense in the remainder of 2015.
The following table summarizes the maturities of time deposits, together with their weighted average contractual rate and estimated effective rate, as of the date indicated:

	June 30, 2015
	Time	Time
	Deposits	Deposits	Total		Estimated
	Under	$100,000	Time	Contractual	Effective
Maturity:	$100,000	or More	Deposits	Rate	Rate
	(Dollars in thousands)
Due in three months or less	$850,820	$1,287,366	$2,138,186	0.65%	0.63%
Due in over three months through six months	467,525	365,480	833,005	0.57%	0.53%
Due in over six months through twelve months	838,723	1,147,809	1,986,532	0.81%	0.78%
Due in over 12 months through 24 months	128,086	181,988	310,074	0.81%	0.70%
Due in over 24 months	42,955	34,533	77,488	1.04%	0.78%
Total	$2,328,109	$3,017,176	$5,345,285	0.71%	0.69%

At March 31, 2015	$2,562,078	$3,018,721	$5,580,799	0.72%	0.68%

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At June 30, 2015, Banks and bank holding companies considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At June 30, 2015, such disallowed amount was $56.1 million for the Company and none were disallowed for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
In July 2013, the Company’s primary federal regulator, the FRB, and the Bank’s primary federal regulator, the FDIC, approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules required under Basel III were effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. As expected, the most significant of the provisions of the New Capital Rules which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds.
The following table presents our regulatory capital ratios and the regulatory capital requirements under Basel III:

	June 30, 2015
	Pacific	PacWest	Well
	Western	Bancorp	Capitalized
	Bank	Consolidated	Requirement
Tier 1 Leverage	11.65%	11.96%	5.00%
Common Equity Tier-1 Capital	12.55	12.87	6.50
Tier 1 Capital	12.55	12.87	8.00
Total Capital	13.35	16.53	10.00
Subordinated Debentures
The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities. The amount of subordinated debentures totaled $433.9 million at June 30, 2015. At June 30, 2015, $32.8 million of the trust preferred securities was included in the Company's Tier I capital and $389.7 million was included in Tier II capital.
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
The Company manages its liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of San Francisco (“FRBSF”), which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $80.0 million with correspondent banks for the purchase of overnight funds and $99.0 million with FHLB for the purchase of overnight funds.
The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	June 30,	March 31,	December 31,
	2015	2015	2014
	(In thousands)
Primary Liquidity - On-Balance Sheet:
Cash and due from banks	$209,598	$140,873	$164,757
Interest-earning deposits at financial institutions	431,033	250,981	148,469
Investment securities available-for-sale	1,698,158	1,595,409	1,567,177
Less: pledged securities	(364,300)	(354,726)	(308,555)
Total primary liquidity	$1,974,489	$1,632,537	$1,571,848

Ratio of primary liquidity to total deposits	15.7%	13.7%	13.4%

	June 30,	March 31,	December 31,
	2015	2015	2014
	(In thousands)
Secondary Liquidity - Off-Balance Sheet Available
Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$2,484,956	$2,361,965	$2,391,157
Less: secured advances outstanding	—	(615,000)	(380,000)
Net secured borrowing capacity with the FHLB	2,484,956	1,746,965	2,011,157
Secured credit line with the FRBSF	1,973,725	1,533,630	1,305,650
Total secondary liquidity	$4,458,681	$3,280,595	$3,316,807
During the three months ended June 30, 2015, the Bank’s primary liquidity increased $342.0 million due to a $180.1 million increase in interest-earning deposits in financial institutions, a $102.7 million increase in investment securities available-for-sale, and a $68.7 million increase in cash and due from banks, offset by a $9.6 million increase in pledged investment securities available-for-sale. The Bank’s secondary liquidity increased $1.2 billion during the second quarter due to a $615.0 million decrease in FHLB secured advances outstanding, a $440.1 million increase in the secured credit line with the FRBSF and a $123.0 million increase in the borrowing capacity on the secured credit line with the FHLB, due to increased in loans pledged as collateral on those facilities.

At June 30, 2015, $2.6 billion of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by a blanket lien on certain qualifying loans that are not pledged to the FRBSF.
In addition to our primary liquidity, we generate liquidity from cash flows from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At June 30, 2015, such deposits totaled $6.6 billion and represented 52% of the Bank's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources.
Deposits from our customers may decrease if interest rates increase significantly or if corporate customers move funds from the Bank generally. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.
The following table provides a summary of the Bank’s core deposits at the dates indicated:

	June 30,	March 31,	December 31,
	2015	2015	2014
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$3,396,688	$3,029,463	$2,931,352
Interest checking	722,231	739,073	732,196
Money market deposits	1,722,633	1,682,123	1,709,068
Savings deposits	743,054	746,741	762,961
Total core deposits	$6,584,606	$6,197,400	$6,135,577
Our liquidity policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus FHLB borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2015, we were in compliance with all liquidity guidelines established in the liquidity policy.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At June 30, 2015, brokered deposits totaled $1.3 billion, consisting of $603.5 million of brokered time deposits, $651.9 million of non-maturity brokered sweep accounts, $41.8 million of CDARS Program deposits, and $16.4 million of other miscellaneous brokered deposits. At December 31, 2014, brokered deposits totaled $776.5 million, consisting of $592.7 million of brokered time deposits, $120.6 million of non-maturity brokered sweep accounts, $44.0 million of CDARS Program deposits, and $19.1 million of other miscellaneous brokered deposits, The CDARS Program represents deposits that are participated with other FDIC‑insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers’ deposits. The amount of our brokered deposits has increased in recent quarters because of favorable market conditions for brokered deposits compared to retail time deposits we obtain from the Bank's branch network and the large amount of deposits that can be obtained in a short period of time to manage liquidity and funding needs.
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

Dividends paid by state banks, such as the Bank, are regulated by the California Department of Business Oversight (“DBO”) under its general supervisory authority as it relates to a bank’s capital requirements and the FDIC. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three and six months ended June 30, 2015, PacWest received $40.0 million and $95.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the holding company require DBO and FDIC approval.
At June 30, 2015, PacWest had $419.0 million in cash, of which the majority is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company's cash flow needs over the next 12 months.
On October 1, 2014, the holding company obtained an unsecured, variable-rate revolving line of credit in the amount of $75 million with an expiration date of September 30, 2015. This borrowing facility provides additional available liquidity to the holding company.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	June 30, 2015
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits(1)	$4,955,882	$358,230	$28,795	$552	$5,343,459
Long-term debt obligations(1)	672	1,210	869	540,535	543,286
Contractual interest(2)	15,824	4,330	1,163	35	21,352
Operating lease obligations	21,862	34,334	23,276	28,876	108,348
Other contractual obligations	13,872	11,710	6,477	13,059	45,118
Total	$5,008,112	$409,814	$60,580	$583,057	$6,061,563
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At June 30, 2015, our loan and lease-related commitments, including standby letters of credit, totaled $2.2 billion. The commitments, which may result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk
We measure our interest rate risk position on at least a quarterly basis using two methods: (i) net interest income simulation analysis; and (ii) market value of equity modeling. The Executive ALM Committee and the Board Asset Liability Management Committee review the results of these analyses quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre‑established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
We evaluated the results of our net interest income simulation and market value of equity models prepared as of June 30, 2015, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is asset sensitive. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability sensitive profile would suggest that these amounts would decrease. In general, we view the net interest income model results as more relevant to the Company’s current operating profile and manage our balance sheet giving priority to this information.
Net Interest Income Simulation
We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2015. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios using the forward yield curve at June 30, 2015. In order to arrive at the base case, we extend our balance sheet at June 30, 2015 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2015. Based on such repricing, we calculate an estimated net interest income and net interest margin.
The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are variable‑rate loans, which are assumed to reprice in accordance with their contractual terms. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, the 4.00% floor we have administered on the Bank's base lending rate (affecting $520 million of variable-rate loans originated by the Community Banking segment tied to this index), and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

The following table presents as of June 30, 2015, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points:

				Estimated
	Estimated	Percentage	Estimated	Net Interest
June 30, 2015	Net Interest	Change	Net Interest	Margin Change
Interest Rate Scenario:	Income	From Base	Margin	From Base
	(Dollars in millions)

Up 300 basis points	$820.0	11.5%	5.75%	0.58%
Up 200 basis points	$784.9	6.7%	5.51%	0.34%
Up 100 basis points	$754.6	2.6%	5.30%	0.13%
BASE CASE	$735.5	—	5.17%	—
Down 100 basis points	$740.2	0.6%	5.20%	0.03%
Down 200 basis points	$741.1	0.8%	5.21%	0.04%
Down 300 basis points	$741.7	0.8%	5.21%	0.04%
Total base case year 1 net interest income decreased slightly to $735.5 million at June 30, 2015 from $736.4 at March 31, 2015. The net interest income ("NII") simulation model prepared as of June 30, 2015 suggests our balance sheet is asset sensitive. The degree of asset sensitivity in the second quarter’s NII rate shock results decreased slightly compared to the prior quarter primarily due to adjustments made to deposit pricing beta assumptions, which we monitor and adjust on an ongoing basis.
Although $9.1 billion of the $12.1 billion of total loans in the portfolio have variable interest rate terms, only $2.3 billion of those variable-rate loans would immediately reprice at June 30, 2015 under the modeled scenarios. Of the remaining variable-rate loans, $6.1 billion would not immediately reprice because the loans' fully-indexed rates are below their floor rates. Of these $6.1 billion of loans at their floors, the fully-indexed rates would rise off of the floors and reprice as follows:

June 30, 2015
Rate
Cumulative	Increase
Amount of	Needed to
Loans	Reprice
(Dollars in millions)
$5,457.4	100 bps
$5,821.7	200 bps
$5,948.8	300 bps
Additionally, certain variable-rate hybrid ARM loans do not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to variable-rate, because the initial fixed-rate term would expire, was approximately $141.0 million, $304.0 million, and $495.0 million in the next one, two, and three years.

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
This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30, 2015.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of June 30, 2015:

					Ratio of
	Estimated	Dollar	Percentage	Percentage	Estimated
June 30, 2015	Market	Change	Change	of Total	Market Value
Interest Rate Scenario:	Value	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Up 300 basis points	$4,450.9	$158.5	3.7%	26.7%	125.3%
Up 200 basis points	$4,407.0	$114.6	2.7%	26.4%	124.1%
Up 100 basis points	$4,352.2	$59.8	1.4%	26.1%	122.5%
BASE CASE	$4,292.4	$—	—	25.7%	120.9%
Down 100 basis points	$4,236.4	$(56.0)	(1.3)%	25.4%	119.3%
Down 200 basis points	$4,138.7	$(153.7)	(3.6)%	24.8%	116.5%
Down 300 basis points	$4,066.5	$(225.9)	(5.3)%	24.4%	114.5%
In comparing the June 30, 2015 simulation results to March 31, 2015, our base case estimated market value of equity has increased while our overall profile has remained relatively unchanged. Base case market value of equity increased $391 million compared to March 31, 2015. This increase was due mostly to revised modeling assumptions used to model the decay rates of our non-maturity deposits, which resulted in longer weighted average lives than were previously assumed in the model.
Market Risk - Foreign Currency Exchange
The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency gains of $1.2 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. In June 2015, we hedged our Euro-denominated trust preferred issuance to reduce the related foreign currency translation volatility.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the second quarter of 2015:

	Total
	Number of	Average
	Shares	Price Paid
Purchase Dates	Purchased(1)	Per Share
April 1 - April 30, 2015	59,403	$46.79
May 1 - May 31, 2015	120,036	46.29
June 1 - June 30, 2015	—	—
Total	179,439	$46.46
__________________________

(1)	Shares repurchased pursuant to net settlement by employees and directors, in satisfaction of income tax withholding obligations incurred through the vesting of Company stock.

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated March 1, 2015 between PacWest Bancorp and Square 1 Financial, Inc. (Exhibit 2.1 to Form 8-K filed on March 5, 2015 and incorporated herein by this reference).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014 and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014 and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Condensed Consolidated Financial Statements.

_____________________
* Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date: August 7, 2015	/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer