Form 10-Q
period 2015-09-30
PACWEST BANCORP
filed 2015-11-09
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of October 29, 2015, there were 120,201,464 shares of the registrant's common stock outstanding, excluding 963,522 shares of unvested restricted stock.

PACWEST BANCORP

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands)
ASSETS:
Cash and due from banks	$154,652	$164,757
Interest-earning deposits in financial institutions	81,642	148,469
Total cash and cash equivalents	236,294	313,226
Securities available-for-sale, at fair value	1,809,364	1,567,177
Federal Home Loan Bank stock, at cost	17,250	40,609
Total investment securities	1,826,614	1,607,786
Gross loans and leases	12,493,397	11,904,684
Deferred fees and costs	(41,192)	(22,252)
Allowance for loan and lease losses	(103,271)	(84,455)
Total loans and leases, net	12,348,934	11,797,977
Equipment leased to others under operating leases	161,508	122,506
Premises and equipment, net	36,475	36,551
Foreclosed assets, net	33,216	43,721
Goodwill	1,728,380	1,720,479
Core deposit and customer relationship intangibles, net	12,704	17,204
Deferred tax asset, net	169,760	284,411
Other assets	260,220	290,744
Total assets	$16,814,105	$16,234,605

LIABILITIES:
Noninterest-bearing deposits	$3,508,682	$2,931,352
Interest-bearing deposits	8,607,081	8,823,776
Total deposits	12,115,763	11,755,128
Borrowings	552,497	383,402
Subordinated debentures	435,417	433,583
Accrued interest payable and other liabilities	128,724	156,262
Total liabilities	13,232,401	12,728,375

Commitments and contingencies (Note 10)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at September 30, 2015 and December 31, 2014;
104,431,508 and 104,219,197 shares issued, respectively, including 988,825 and 1,108,505 shares of
unvested restricted stock, respectively)	1,044	1,042
Additional paid-in capital	3,665,173	3,807,167
Accumulated deficit	(57,934)	(285,712)
Treasury stock, at cost (1,377,814 and 1,197,180 shares at September 30, 2015 and December 31, 2014)	(51,038)	(42,647)
Accumulated other comprehensive income, net	24,459	26,380
Total stockholders' equity	3,581,704	3,506,230
Total liabilities and stockholders' equity	$16,814,105	$16,234,605

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$193,539	$203,781	$189,961	$599,417	$459,625
Investment securities	13,955	14,570	12,331	40,720	35,140
Deposits in financial institutions	178	104	64	304	314
Total interest income	207,672	218,455	202,356	640,441	495,079
Interest expense:
Deposits	10,400	11,233	8,822	32,112	17,360
Borrowings	72	88	74	395	352
Subordinated debentures	4,680	4,582	4,614	13,787	9,973
Total interest expense	15,152	15,903	13,510	46,294	27,685
Net interest income	192,520	202,552	188,846	594,147	467,394
Provision for credit losses	8,746	6,529	5,050	31,709	9,436
Net interest income after provision for credit losses	183,774	196,023	183,796	562,438	457,958
Noninterest income:
Service charges on deposit accounts	2,601	2,612	2,725	7,787	8,446
Other commissions and fees	6,376	7,123	6,371	18,895	14,046
Leased equipment income	5,475	5,375	5,615	16,232	11,287
Gain on sale of loans and leases	27	163	973	190	594
Gain (loss) on sale of securities	655	(186)	—	3,744	4,841
FDIC loss sharing expense, net	(4,449)	(5,107)	(7,415)	(13,955)	(27,370)
Other income	5,073	9,643	8,045	23,359	17,640
Total noninterest income	15,758	19,623	16,314	56,252	29,484
Noninterest expense:
Compensation	48,152	49,033	45,861	144,922	119,569
Occupancy	10,762	10,588	11,188	31,950	29,861
Data processing	4,322	4,402	3,929	13,032	10,568
Other professional services	3,396	3,332	3,687	9,949	8,053
Insurance and assessments	3,805	4,716	3,020	11,546	7,792
Intangible asset amortization	1,497	1,502	1,608	4,500	4,649
Leased equipment depreciation	3,162	3,103	2,961	9,368	6,056
Foreclosed assets expense (income), net	4,521	(2,340)	4,827	2,517	3,463
Acquisition, integration and reorganization costs	747	900	5,193	3,647	93,635
Other expense	9,775	10,040	12,649	28,344	30,641
Total noninterest expense	90,139	85,276	94,923	259,775	314,287
Earnings from continuing operations before taxes	109,393	130,370	105,187	358,915	173,155
Income tax expense	(39,777)	(45,287)	(42,911)	(131,137)	(73,744)
Net earnings from continuing operations	69,616	85,083	62,276	227,778	99,411
Loss from discontinued operations before taxes	—	—	(8)	—	(2,572)
Income tax benefit	—	—	3	—	1,067
Net loss from discontinued operations	—	—	(5)	—	(1,505)
Net earnings	$69,616	$85,083	$62,271	$227,778	$97,906
Basic earnings per share:
Net earnings from continuing operations	$0.68	$0.83	$0.60	$2.21	$1.20
Net earnings	$0.68	$0.83	$0.60	$2.21	$1.18
Diluted earnings per share:
Net earnings from continuing operations	$0.68	$0.83	$0.60	$2.21	$1.20
Net earnings	$0.68	$0.83	$0.60	$2.21	$1.18
Dividends declared per share	$0.50	$0.50	$0.25	$1.50	$0.75

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(Unaudited)
	(In thousands)
Net earnings	$69,616	$85,083	$62,271	$227,778	$97,906
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities
available-for-sale arising during the period	14,466	(21,213)	93	616	45,395
Income tax (expense) benefit related to unrealized
holding gains (losses) arising during the period	(5,873)	8,614	607	(364)	(18,342)
Unrealized holding gains (losses) on securities
available-for-sale, net of tax	8,593	(12,599)	700	252	27,053
Reclassification adjustment for (gains) losses included
in net earnings (1)	(655)	186	—	(3,744)	(4,841)
Income tax expense (benefit) related to reclassification
adjustment	266	(76)	—	1,571	1,956
Reclassification adjustment for (gains) losses
included in net earnings, net of tax	(389)	110	—	(2,173)	(2,885)
Other comprehensive income (loss), net of tax	8,204	(12,489)	700	(1,921)	24,168
Comprehensive income	$77,820	$72,594	$62,971	$225,857	$122,074
___________________________________

(1)	Entire amounts are recognized in "Gain (loss) on sale of securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2015
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Accumulated	Treasury	Comprehensive
	Shares	Value	Capital	Deficit	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands, except share data)
Balance, December 31, 2014	103,022,017	$1,042	$3,807,167	$(285,712)	$(42,647)	$26,380	$3,506,230
Net earnings	—	—	—	227,778	—	—	227,778
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(1,921)	(1,921)
Restricted stock awarded and earned stock
compensation, net of shares forfeited	211,011	2	11,834	—	—	—	11,836
Restricted stock surrendered	(180,634)	—	—	—	(8,391)	—	(8,391)
Tax effect from vesting of restricted stock	—	—	596	—	—	—	596
Cash dividends paid	—	—	(154,482)	—	—	—	(154,482)
Dividend reinvestment	1,300	—	58	—	—	—	58
Balance, September 30, 2015	103,053,694	$1,044	$3,665,173	$(57,934)	$(51,038)	$24,459	$3,581,704

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$227,778	$97,906
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,239	28,434
Provision for credit losses	31,709	9,436
Loss (gain) on sale of foreclosed assets	42	(2,746)
Provision for losses on foreclosed assets	5,163	5,065
Gain on sale of loans and leases	(190)	(594)
Gain on sale of premises and equipment	(54)	(1,523)
Gain on sale of securities	(3,744)	(4,841)
Unrealized gain on derivatives and foreign currencies, net	(909)	(2,393)
Earned stock compensation	11,836	33,641
Write-off of goodwill relating to the asset financing segment reorganization	—	6,645
Tax effect included in stockholders' equity of restricted stock vesting	(596)	(4,402)
Decrease in accrued and deferred income taxes, net	108,553	47,938
Decrease in other assets	15,786	14,341
Decrease in accrued interest payable and other liabilities	(25,336)	(79,644)
Net cash provided by operating activities	403,277	147,263

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration	—	346,047
Net increase in loan and leases	(612,008)	(433,525)
Proceeds from sales of loans and leases	10,557	35,696
Securities available-for-sale:
Proceeds from maturities and paydowns	93,389	95,039
Proceeds from sales	212,169	465,608
Purchases	(557,769)	(186,969)
Collections of securities sales proceeds receivable	—	484,084
Net redemptions of Federal Home Loan Bank stock	23,359	28,397
Proceeds from sales of foreclosed assets	18,772	20,097
Purchases of premises and equipment, net	(5,872)	(2,283)
Proceeds from sales of premises and equipment	108	3,759
Net (increase) decrease of equipment leased to others under operating leases	(26,174)	30,502
Net cash (used in) provided by investing activities	(843,469)	886,452

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	573,101	420,478
Interest-bearing	(216,717)	(518,012)
Net increase (decrease) in borrowings	169,095	(742,109)
Restricted stock surrendered	(8,391)	(22,307)
Tax effect included in stockholders' equity of restricted vesting stock	596	4,402
Cash dividends paid	(154,424)	(62,727)
Net cash provided by (used in) financing activities	363,260	(920,275)
Net (decrease) increase in cash and cash equivalents	(76,932)	113,440
Cash and cash equivalents at beginning of period	313,226	147,422
Cash and cash equivalents at end of period	$236,294	$260,862

Supplemental disclosures of cash flow information:
Cash paid for interest	$51,218	$23,959
Cash paid (received) for income taxes	13,760	(3,829)
Loans transferred to foreclosed assets	13,472	667
Partnership interest transferred to equipment leased to others under operating leases	20,833	—
Common stock issued in acquisitions	—	2,594,070

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Organization
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles‑based wholly owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.” When we say “we,” “our,” or the “Company,” we mean PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the holding company, we are referring to PacWest Bancorp, the parent company, on a stand‑alone basis. As of September 30, 2015, the Company had total assets of $16.8 billion, gross loans and leases of $12.5 billion, total deposits of $12.1 billion and total stockholders' equity of $3.6 billion.
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including accepting demand, money market, and time deposits and originating loans and leases, including an array of commercial real estate loans and commercial lending products. The Bank serves the financial needs of its customers through 80 full-service branches located primarily in Southern California extending from San Diego County to California’s Central Coast. The Bank also operates three banking offices in the San Francisco Bay area and four banking offices in the Central Valley. The Bank competes actively for relationship-based loans and deposits through its branch network, and emphasizes solicitation of noninterest-bearing deposits.
The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, cash flow loans, and real estate loans secured by various property types. The collateral for real estate loans includes healthcare properties, office properties, industrial properties, multi-family properties, hospitality properties, and retail properties. Our leasing operation, Pacific Western Equipment Finance, and our group specializing in asset-based lending, CapitalSource Business Finance Group, are part of the CapitalSource Division. Our commercial loan products include equipment loans and leases, asset based loans, loans to finance companies, and loans secured by borrower future cash flows, as well as other business-oriented products. Our loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah. When we refer to "CapitalSource Inc.," we are referring to the company acquired on April 7, 2014, and when we refer to the "CapitalSource Division," we are referring to a division of the Bank that specializes in middle-market lending on a nationwide basis.
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
We have completed 27 acquisitions from May 2000 through September 30, 2015. Since 2000, our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 3, Acquisitions, for more information about the CapitalSource Inc. merger, and Note 16, Subsequent Events, for information regarding the completion of the Square 1 Financial, Inc. acquisition on October 6, 2015.
Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission ("Form 10-K").

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounting Standard Adopted in 2015
Effective January 1, 2015, the Company adopted Accounting Standards Update 2014-01, new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit. As a result of the adoption of this new guidance, the Company made an accounting policy election to amortize the initial cost of its qualifying investments in proportion to the tax credits and other benefits received and to present the amortization as a component of income tax expense, referred to as the proportional amortization method. Previously, investments in low-income housing tax credits were accounted for under the equity method and such amortization was presented in other expense. The guidance was required to be applied retrospectively and accordingly, prior period amounts for other expense and tax expense have been revised to conform to the current period presentation. The revised amortization amounts for prior periods were not material.
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
Use of Estimates
We have made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value and useful lives of intangible assets, the carrying value of the FDIC loss sharing asset, the realization of deferred tax assets, and the fair value estimates of assets acquired and liabilities assumed in acquisitions. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
As described in Note 3, Acquisitions, the acquired assets and liabilities of CapitalSource Inc. were measured at their estimated fair values. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period's presentation format. On the condensed consolidated balance sheets, the "Other assets" category includes "FDIC loss sharing asset," which was previously reported as a separate category.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2.  Discontinued Operations
Discontinued operations include the income and expense related to Electronic Payment Services ("EPS"), a discontinued division of the Bank acquired in connection with the First California Financial Group, Inc. ("FCAL") acquisition. Liabilities of the EPS division were $16.9 million and $21.3 million at September 30, 2015 and December 31, 2014, which consisted primarily of noninterest‑bearing deposits, and are included in the condensed consolidated balance sheets under the caption “Accrued interest payable and other liabilities.” For segment reporting purposes, the EPS division is included in our Community Banking segment.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

CapitalSource Inc. Merger
We acquired CapitalSource Inc. on April 7, 2014. As part of the merger, CapitalSource Bank (“CSB”), a wholly owned subsidiary of CapitalSource Inc., merged with and into Pacific Western Bank. We completed the merger in order to augment our loan and lease generation capabilities and to diversify our loan portfolio. At closing, we formed the CapitalSource Division within the Bank. The Bank provides a full spectrum of financing solutions across numerous industries and property types to middle market businesses nationwide marketed under the CapitalSource Division brand.
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
Acquisition-Related Charges
The costs shown for the 2014 periods relate to the CapitalSource merger completed on April 7, 2014. The costs shown for the 2015 periods relate to the Square 1 acquisition completed on October 6, 2015. The following table presents the components of acquisition, integration and reorganization costs for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(In thousands)
Acquisition, Integration and Reorganization Costs:
Severance and employee-related	$—	$—	$340	$—	$54,601
System conversion and integration	427	—	412	427	1,535
Asset write-downs, lease terminations and
other facilities-related	—	—	150	—	5,853
Investment banking deal costs	—	—	—	1,050	16,117
Other (legal, accounting, insurance, consulting)	320	900	4,291	2,170	15,529
Total acquisition, integration and
reorganization costs	$747	$900	$5,193	$3,647	$93,635

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4.  Goodwill and Other Intangible Assets
Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Our intangible assets with definite lives are core deposit intangibles ("CDI") and customer relationship intangibles ("CRI"). In the first quarter of 2015, we finalized the estimated fair value of the deferred tax assets acquired in the CapitalSource Inc. merger that resulted in a $7.9 million increase to goodwill.
Goodwill and other intangible assets deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in “Noninterest expense” in the condensed consolidated statements of earnings. No impairment losses were recognized during the nine months ended September 30, 2015 and 2014.
CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI as of September 30, 2015 is 3.8 years. The aggregate CDI and CRI amortization expense is expected to be $6.0 million for 2015. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $4.1 million for 2016, $2.3 million for 2017, $2.0 million for 2018, $1.7 million for 2019, and $953,000 for 2020.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2014	$1,720,479
Adjustment to acquired CapitalSource Inc. deferred tax assets	7,901
Balance, September 30, 2015	$1,728,380
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$53,090	$53,090	$53,090	$53,090	$48,963
Additions	—	—	—	—	6,720
Fully amortized portion	—	—	—	—	(1,293)
Write-off due to the asset financing segment reorganization	—	—	—	—	(1,300)
Balance, end of period	53,090	53,090	53,090	53,090	53,090
Accumulated Amortization:
Balance, beginning of period	(38,889)	(37,387)	(32,659)	(35,886)	(31,715)
Amortization	(1,497)	(1,502)	(1,608)	(4,500)	(4,649)
Fully amortized portion	—	—	—	—	1,293
Write-off due to the asset financing segment reorganization	—	—	—	—	804
Balance, end of period	(40,386)	(38,889)	(34,267)	(40,386)	(34,267)
Net CDI and CRI, end of period	$12,704	$14,201	$18,823	$12,704	$18,823
In the second quarter of 2014, we wrote-off $6.6 million of goodwill and $0.5 million of CRI related to the reorganization of the Company's asset financing segment, which included the sale of Celtic Capital Corporation. These amounts are included in "Acquisition, integration and reorganization costs" in the condensed consolidated statements of earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Investment Securities
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and carrying values of securities available-for-sale as of the dates indicated:

	September 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and
government-sponsored enterprise
pass-through securities	$391,904	$15,890	$(196)	$407,598	$515,902	$20,142	$(372)	$535,672
Government agency and
government-sponsored enterprise
collateralized mortgage obligations	206,380	5,460	(421)	211,419	275,513	3,513	(1,080)	277,946
Covered private label collateralized
mortgage obligations	24,914	6,222	(110)	31,026	26,889	7,153	(95)	33,947
Other private label collateralized
mortgage obligations	7,258	44	(40)	7,262	10,961	46	(93)	10,914
Municipal securities	844,782	18,057	(4,002)	858,837	521,499	15,899	(1,282)	536,116
Corporate debt securities	47,380	139	(123)	47,396	110,074	597	(562)	110,109
Collateralized loan obligations	133,159	316	(1,158)	132,317	—	—	—	—
SBA loan pool securities	51,153	395	—	51,548	—	—	—	—
Government-sponsored enterprise debt
securities	36,284	1,240	—	37,524	36,232	525	—	36,757
Other securities	24,972	2	(537)	24,437	25,801	33	(118)	25,716
Total	$1,768,186	$47,765	$(6,587)	$1,809,364	$1,522,871	$47,908	$(3,602)	$1,567,177
Other securities consist primarily of asset‑backed securities.
As of September 30, 2015, securities available‑for‑sale with a carrying value of $366.2 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the nine months ended September 30, 2015 and 2014, we purchased $557.8 million and $187.0 million in securities available-for-sale.
During the nine months ended September 30, 2015, we sold $49.9 million of government agency and government-sponsored enterprise ("GSE") CMOs for a gain of $609,000, $30.7 million of municipal securities for a gain of $744,000, $67.5 million in corporate debt securities for a loss of $232,000 and $60.3 million in GSE pass-through securities for a gain of $2.6 million. During the nine months ended September 30, 2014, we sold $137.3 million of GSE pass-through securities for a realized gain of $4.8 million and $797,000 in other securities for a realized gain of $89,000. In addition, we sold $323.6 million of the $382.8 million of securities obtained in the CapitalSource Inc. merger for no gain or loss.

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

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type:	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass-through
securities	$17,968	$(95)	$9,552	$(101)	$27,520	$(196)
Government agency and government-
sponsored enterprise collateralized
mortgage obligations	—	—	14,444	(421)	14,444	(421)
Covered private label collateralized
mortgage obligations	1,111	(44)	589	(66)	1,700	(110)
Other private label collateralized
mortgage obligations	1,296	(2)	1,099	(38)	2,395	(40)
Municipal securities	238,631	(3,988)	529	(14)	239,160	(4,002)
Corporate debt securities	23,013	(105)	2,278	(18)	25,291	(123)
Collateralized loan obligations	103,409	(1,158)	—	—	103,409	(1,158)
Other securities	5,635	(102)	16,114	(435)	21,749	(537)
Total	$391,063	$(5,494)	$44,605	$(1,093)	$435,668	$(6,587)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type:	Value	Losses	Value	Losses	Value	Losses
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We reviewed the securities that were in a loss position at September 30, 2015, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we occasionally sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2015
	Amortized	Fair
Maturity:	Cost	Value
	(In thousands)
Due in one year or less	$9,304	$9,373
Due after one year through five years	104,445	106,653
Due after five years through ten years	310,318	321,663
Due after ten years	1,344,119	1,371,675
Total securities available-for-sale	$1,768,186	$1,809,364
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
FHLB Stock
At September 30, 2015, we had a $17.3 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. During the nine months ended September 30, 2015, the carrying value of FHLB stock decreased by $23.4 million due to $27.3 million in redemptions, offset partially by $3.9 million in purchases. We evaluated the carrying value of our FHLB stock investment at September 30, 2015, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment. The FHLB paid us a special dividend of $1.4 million in the second quarter of 2015.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(In thousands)
Taxable interest	$7,323	$7,577	$7,850	$22,373	$22,438
Non-taxable interest	6,058	4,808	3,343	14,760	10,004
Dividend income	574	2,185	1,138	3,587	2,698
Total interest income on investment securities	$13,955	$14,570	$12,331	$40,720	$35,140

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6.  Loans and Leases
The Company’s loan and lease portfolio includes originated and purchased loans and leases. Originated and purchased loans and leases for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that all contractually required payments would be collected, are referred to collectively as non-purchased credit impaired loans, or "Non-PCI loans." Purchased loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and for which it was deemed probable that we would be unable to collect all contractually required payments, are referred to as purchased credit impaired loans, or "PCI loans".
Non-PCI loans are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income on an accelerated basis when the related loans are paid off or sold.
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
The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	September 30, 2015			December 31, 2014
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,521,291	$184,751	$5,706,042	$5,350,827	$256,489	$5,607,316
Real estate construction and land	376,197	2,690	378,887	309,162	6,924	316,086
Commercial	6,272,807	5,606	6,278,413	5,852,420	27,155	5,879,575
Consumer	129,762	293	130,055	101,423	284	101,707
Total gross loans and leases	12,300,057	193,340	12,493,397	11,613,832	290,852	11,904,684
Deferred fees and costs	(41,141)	(51)	(41,192)	(22,191)	(61)	(22,252)
Total loans and leases, net of deferred fees	12,258,916	193,289	12,452,205	11,591,641	290,791	11,882,432
Allowance for loan and lease losses	(92,316)	(10,955)	(103,271)	(70,456)	(13,999)	(84,455)
Total net loans and leases	$12,166,600	$182,334	$12,348,934	$11,521,185	$276,792	$11,797,977

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases by portfolio segment and PCI loans for the periods indicated:

	Three Months Ended September 30, 2015
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$29,908	$3,908	$50,531	$700	$85,047	$14,328	$99,375
Charge-offs	(252)	—	(4,035)	(25)	(4,312)	(1,119)	(5,431)
Recoveries	288	390	239	164	1,081	—	1,081
Provision (negative provision)	4,355	93	6,137	(85)	10,500	(2,254)	8,246
Balance, end of period	$34,299	$4,391	$52,872	$754	$92,316	$10,955	$103,271

	Nine Months Ended September 30, 2015
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$25,097	$4,248	$39,858	$1,253	$70,456	$13,999	$84,455
Charge-offs	(1,767)	—	(12,964)	(115)	(14,846)	(1,698)	(16,544)
Recoveries	1,783	1,034	2,393	392	5,602	112	5,714
Provision (negative provision)	9,186	(891)	23,585	(776)	31,104	(1,458)	29,646
Balance, end of period	$34,299	$4,391	$52,872	$754	$92,316	$10,955	$103,271

Amount of the allowance
applicable to loans and leases:
Individually evaluated for impairment	$1,443	$31	$10,343	$158	$11,975
Collectively evaluated for impairment	$32,856	$4,360	$42,529	$596	$80,341
Acquired loans with deteriorated credit quality						$10,955

The ending balance of the
loan and lease portfolio is
composed of loans and leases:
Individually evaluated for impairment	$58,393	$8,047	$76,088	$3,540	$146,068
Collectively evaluated for impairment	$5,446,694	$364,433	$6,175,440	$126,281	$12,112,848
Acquired loans with deteriorated credit quality						$193,289
Ending balance of
loans and leases	$5,505,087	$372,480	$6,251,528	$129,821	$12,258,916	$193,289	$12,452,205

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2014
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$22,276	$4,302	$35,530	$3,415	$65,523	$16,626	$82,149
Charge-offs	(395)	—	(7,282)	(171)	(7,848)	(108)	(7,956)
Recoveries	1,312	24	337	52	1,725	—	1,725
Provision (negative provision)	3,810	1,591	422	(2,139)	3,684	2,297	5,981
Balance, end of period	$27,003	$5,917	$29,007	$1,157	$63,084	$18,815	$81,899

	Nine Months Ended September 30, 2014
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$26,078	$4,298	$26,921	$2,944	$60,241	$21,793	$82,034
Charge-offs	(976)	—	(9,049)	(203)	(10,228)	(4,712)	(14,940)
Recoveries	1,949	112	1,301	294	3,656	51	3,707
Provision (negative provision)	(48)	1,507	9,834	(1,878)	9,415	1,683	11,098
Balance, end of period	$27,003	$5,917	$29,007	$1,157	$63,084	$18,815	$81,899

Amount of the allowance
applicable to loans and leases:
Individually evaluated for impairment	$1,568	$119	$7,654	$34	$9,375
Collectively evaluated for impairment	$25,435	$5,798	$21,353	$1,123	$53,709
Acquired loans with deteriorated credit quality						$18,815

The ending balance of the
loan and lease portfolio is
composed of loans and leases:
Individually evaluated for impairment	$58,041	$12,621	$46,143	$3,448	$120,253
Collectively evaluated for impairment	$5,340,203	$270,446	$5,387,644	$104,960	$11,103,253
Acquired loans with deteriorated credit quality						$351,379
Ending balance of
loans and leases	$5,398,244	$283,067	$5,433,787	$108,408	$11,223,506	$351,379	$11,574,885

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

	September 30, 2015			December 31, 2014
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$10,695	$613,452	$624,147	$17,761	$542,458	$560,219
SBA	11,682	387,044	398,726	11,141	364,786	375,927
Other	56,981	4,425,233	4,482,214	68,084	4,336,330	4,404,414
Total real estate mortgage	79,358	5,425,729	5,505,087	96,986	5,243,574	5,340,560
Real estate construction and land:
Residential	1,407	143,834	145,241	402	96,326	96,728
Commercial	584	226,655	227,239	3,346	207,061	210,407
Total real estate construction and land	1,991	370,489	372,480	3,748	303,387	307,135
Commercial:
Collateralized	17,147	341,942	359,089	22,433	416,754	439,187
Unsecured	2,357	124,214	126,571	1,323	130,501	131,824
Asset-based	3,838	2,018,591	2,022,429	11,547	1,783,304	1,794,851
Cash flow	163,589	2,636,965	2,800,554	83,321	2,376,530	2,459,851
Equipment finance	53,153	841,624	894,777	15,973	953,516	969,489
SBA	2,918	45,190	48,108	3,207	44,054	47,261
Total commercial	243,002	6,008,526	6,251,528	137,804	5,704,659	5,842,463
Consumer	3,687	126,134	129,821	4,073	97,410	101,483
Total Non-PCI loans and leases	$328,038	$11,930,878	$12,258,916	$242,611	$11,349,030	$11,591,641
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2015
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$779	$—	$779	$623,368	$624,147
SBA	276	8,661	8,937	389,789	398,726
Other	4,022	7,276	11,298	4,470,916	4,482,214
Total real estate mortgage	5,077	15,937	21,014	5,484,073	5,505,087
Real estate construction and land:
Residential	—	—	—	145,241	145,241
Commercial	—	—	—	227,239	227,239
Total real estate construction and land	—	—	—	372,480	372,480
Commercial:
Collateralized	425	140	565	358,524	359,089
Unsecured	57	—	57	126,514	126,571
Asset-based	—	—	—	2,022,429	2,022,429
Cash flow	—	—	—	2,800,554	2,800,554
Equipment finance	—	1,680	1,680	893,097	894,777
SBA	239	1,218	1,457	46,651	48,108
Total commercial	721	3,038	3,759	6,247,769	6,251,528
Consumer	88	3,146	3,234	126,587	129,821
Total Non-PCI loans and leases	$5,886	$22,121	$28,007	$12,230,909	$12,258,916

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2014
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$560,219	$560,219
SBA	5,530	4,357	9,887	366,040	375,927
Other	6,098	7,630	13,728	4,390,686	4,404,414
Total real estate mortgage	11,628	11,987	23,615	5,316,945	5,340,560
Real estate construction and land:
Residential	—	—	—	96,728	96,728
Commercial	—	715	715	209,692	210,407
Total real estate construction and land	—	715	715	306,420	307,135
Commercial:
Collateralized	878	965	1,843	437,344	439,187
Unsecured	69	45	114	131,710	131,824
Asset-based	—	—	—	1,794,851	1,794,851
Cash flow	—	232	232	2,459,619	2,459,851
Equipment finance	6,525	366	6,891	962,598	969,489
SBA	205	1,362	1,567	45,694	47,261
Total commercial	7,677	2,970	10,647	5,831,816	5,842,463
Consumer	101	3,146	3,247	98,236	101,483
Total Non-PCI loans and leases	$19,406	$18,818	$38,224	$11,553,417	$11,591,641
At September 30, 2015 and December 31, 2014, the Company had no loans and leases (excluding PCI loans) that were greater than 90 days past due and still accruing interest. We discontinue accruing interest when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the judgment of management, there is a reasonable doubt as to the collectability of the loan or lease in the normal course of business. Interest income on nonaccrual loans is recognized only to the extent cash is received and the principal balance of the loan is deemed collectable.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2015			December 31, 2014
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$1,845	$622,302	$624,147	$6,366	$553,853	$560,219
SBA	11,682	387,044	398,726	11,141	364,786	375,927
Other	18,294	4,463,920	4,482,214	20,105	4,384,309	4,404,414
Total real estate mortgage	31,821	5,473,266	5,505,087	37,612	5,302,948	5,340,560
Real estate construction and land:
Residential	374	144,867	145,241	381	96,347	96,728
Commercial	—	227,239	227,239	1,178	209,229	210,407
Total real estate construction and land	374	372,106	372,480	1,559	305,576	307,135
Commercial:
Collateralized	2,771	356,318	359,089	5,450	433,737	439,187
Unsecured	923	125,648	126,571	639	131,185	131,824
Asset-based	90	2,022,339	2,022,429	4,574	1,790,277	1,794,851
Cash flow	11,761	2,788,793	2,800,554	15,964	2,443,887	2,459,851
Equipment finance	53,153	841,624	894,777	11,131	958,358	969,489
SBA	2,918	45,190	48,108	3,207	44,054	47,261
Total commercial	71,616	6,179,912	6,251,528	40,965	5,801,498	5,842,463
Consumer	3,379	126,442	129,821	3,485	97,998	101,483
Total Non-PCI loans and leases	$107,190	$12,151,726	$12,258,916	$83,621	$11,508,020	$11,591,641
At September 30, 2015, nonaccrual loans and leases totaled $107.2 million and included $22.1 million of loans and leases 90 or more days past due, $2.6 million of loans and leases 30 to 89 days past due, and $82.4 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $83.6 million at December 31, 2014, including $18.8 million of loans and leases 90 or more days past due, $8.7 million of loans and leases 30 to 89 days past due, and $56.1 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability. The increase in nonaccrual loans and leases generally, and equipment finance loans and leases specifically, was due to four relationships totaling $47.9 million that are related to the oil and gas industries and which have been adversely impacted by continued low oil prices.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non‑PCI nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	September 30, 2015			December 31, 2014
		Performing	Total		Performing	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans/Leases	Loans	Loans/Leases	Loans/Leases	Loans	Loans/Leases
	(In thousands)
Real estate mortgage	$31,821	$27,293	$59,114	$37,612	$20,245	$57,857
Real estate construction and land	374	7,673	8,047	1,559	8,996	10,555
Commercial	71,616	4,767	76,383	40,965	5,744	46,709
Consumer	3,379	223	3,602	3,485	259	3,744
Total	$107,190	$39,956	$147,146	$83,621	$35,244	$118,865
The following table presents loan and lease relationships having direct exposure to the oil and gas industries as of the dates indicated:

	September 30, 2015		June 30, 2015
	Amount	Obligors	Amount	Obligors
	(Dollars in thousands)
Loans	$83,025	7	$87,005	8
Leases	69,247	20	90,189	21
Total oil & gas support services	$152,272	27	$177,194	29

Nonaccrual	$47,853	4	$64,232	4
Classified	$47,853	4	$64,232	4

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class as of and for the dates indicated:

	September 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,907	$1,907	$6	$1,946	$1,945	$47
Other	13,955	14,203	1,437	9,136	9,233	646
Real estate construction and land:
Residential	751	751	31	763	763	46
Commercial	—	—	—	1,128	4,934	23
Commercial:
Collateralized	4,966	5,529	3,006	4,630	5,246	3,771
Unsecured	1,908	1,921	1,580	912	924	799
Asset-based	30	140	30	137	247	137
Cash flow	11,761	17,606	2,097	15,578	17,970	2,667
Equipment finance	9,654	10,247	3,630	6,956	7,268	2,601
Consumer	394	400	158	143	142	37
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$7,920	$10,019	$—	$6,366	$7,593	$—
SBA	11,682	15,616	—	11,141	14,708	—
Other	23,650	36,240	—	29,268	40,643	—
Real estate construction and land:
Residential	—	—	—	21	19	—
Commercial	7,296	7,293	—	8,643	8,749	—
Commercial:
Collateralized	1,486	1,908	—	5,566	6,877	—
Unsecured	101	111	—	725	809	—
Asset-based	61	61	—	4,436	5,415	—
Cash flow	—	505	—	387	919	—
Equipment finance	43,498	46,894	—	4,175	7,528	—
SBA	2,918	4,743	—	3,207	4,920	—
Consumer	3,208	3,327	—	3,601	3,768	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$59,114	$77,985	$1,443	$57,857	$74,122	$693
Real estate construction and land	8,047	8,044	31	10,555	14,465	69
Commercial	76,383	89,665	10,343	46,709	58,123	9,975
Consumer	3,602	3,727	158	3,744	3,910	37
Total	$147,146	$179,421	$11,975	$118,865	$150,620	$10,774

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,
	2015		2014
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,907	$20	$1,957	$20
Other	13,801	141	13,302	129
Real estate construction and land:
Residential	751	4	767	4
Commercial	—	—	1,162	6
Commercial:
Collateralized	4,876	48	5,404	46
Unsecured	1,892	13	620	6
Asset-based	30	—	262	—
Cash flow	11,761	—	15,726	—
Equipment finance	9,654	—	1,864	—
Consumer	394	4	146	2
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$7,920	$144	$6,451	$—
SBA	11,209	—	7,521	38
Other	23,466	113	29,119	79
Real estate construction and land:
Residential	—	—	542	—
Commercial	7,193	62	10,221	75
Commercial:
Collateralized	1,486	21	2,746	25
Unsecured	101	1	144	—
Asset-based	1	—	4,472	—
Cash flow	—	—	—	—
Equipment finance	43,406	—	9,466	—
SBA	2,841	—	3,331	36
Consumer	3,208	—	3,492	2
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$58,303	$418	$58,350	$266
Real estate construction and land	7,944	66	12,692	85
Commercial	76,048	83	44,035	113
Consumer	3,602	4	3,638	4
Total	$145,897	$571	$118,715	$468
_________________________

(1)	For Non-PCI loans and leases reported as impaired at September 30, 2015 and 2014, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2015		2014
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,907	$58	$1,957	$60
SBA	—	—	—	—
Other	13,582	415	12,989	383
Real estate construction and land:
Residential	751	12	767	12
Commercial	—	—	1,162	19
Commercial:
Collateralized	3,876	67	5,404	138
Unsecured	1,464	35	620	18
Asset-based	30	—	262	—
Cash flow	11,761	—	5,357	—
Equipment finance	6,905	—	1,051	—
SBA	—	—	—	—
Consumer	375	11	146	7
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$7,839	$426	$6,451	$—
SBA	9,518	1	6,259	38
Other	20,952	273	26,858	283
Real estate construction and land:
Residential	—	—	407	—
Commercial	7,021	176	10,221	222
Commercial:
Collateralized	1,238	51	2,623	82
Unsecured	101	4	125	—
Asset-based	—	—	3,013	—
Cash flow	—	—	—	—
Equipment finance	29,088	—	6,057	—
SBA	2,816	82	2,786	36
Consumer	3,208	—	2,856	7
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$53,798	$1,173	$54,514	$764
Real estate construction and land	7,772	188	12,557	253
Commercial	57,279	239	27,298	274
Consumer	3,583	11	3,002	14
Total	$122,432	$1,611	$97,371	$1,305
_________________________

(1)	For Non-PCI loans and leases reported as impaired at September 30, 2015 and 2014, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions, and debt forgiveness or a combination thereof. The following tables present new troubled debt restructurings of Non-PCI loans for the periods indicated:

	Three Months Ended September 30,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings:	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
SBA	—	$—	$—	1	$64	$64
Other	5	956	956	7	10,496	10,496
Real estate construction and land:
Commercial	3	7,333	7,333	—	—	—
Commercial:
Collateralized	1	3,431	3,431	9	1,507	1,507
Unsecured	9	883	883	3	173	173
SBA	—	—	—	2	1,313	1,313
Consumer	1	106	106	3	183	183
Total	19	$12,709	$12,709	25	$13,736	$13,736

	Nine Months Ended September 30,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings:	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
SBA	—	$—	$—	1	$64	$64
Other	29	9,506	9,291	15	14,352	14,352
Real estate construction and land:
Commercial	6	16,948	16,948	2	4,920	4,920
Commercial:
Collateralized	13	8,138	8,138	15	4,853	4,853
Unsecured	12	1,190	1,190	5	211	211
Cash flow	4	566	387	—	—	—
Equipment finance	9	53,338	53,338	—	—	—
SBA	1	—	—	2	1,313	1,313
Consumer	2	197	197	4	307	307
Total	76	$89,883	$89,489	44	$26,020	$26,020

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present troubled debt restructurings that subsequently defaulted for the periods indicated:

	Three Months Ended September 30,
	2015			2014
Troubled Debt Restructurings	Number	Recorded		Number	Recorded
That Subsequently Defaulted:	of Loans	Investment(1)		of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage - Other	3	$2,037		—	$—
Real estate construction - Commercial	—	—		1	1,190
Commercial - Unsecured	—	—		2	37
Total	3	$2,037	(2)	3	$1,227	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at September 30, 2015, and there were no charge-offs.

(3)	Represents the balance at September 30, 2014, and is net of charge-offs of $0.2 million.

	Nine Months Ended September 30,
	2015			2014
Troubled Debt Restructurings	Number	Recorded		Number	Recorded
That Subsequently Defaulted:	of Loans	Investment(1)		of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage - Other	5	$3,240		—	$—
Real estate construction - Commercial	—	—		1	1,190
Commercial:
Collateralized	—	—		1	22
Unsecured	—	—		2	37
Consumer	—	—		1	109
Total	5	$3,240	(2)	5	$1,358	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at September 30, 2015, and there were no charge-offs.

(3)	Represents the balance at September 30, 2014, and is net of charge-offs of $0.2 million.

Purchased Credit Impaired (PCI) Loans
The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	September 30,	December 31,
	2015	2014
	(In thousands)
Real estate mortgage	$221,258	$299,660
Real estate construction and land	2,664	7,743
Commercial	8,590	32,904
Consumer	310	332
Total gross PCI loans	232,822	340,639
Less:
Discount	(39,533)	(49,848)
Allowance for loan losses	(10,955)	(13,999)
Total net PCI loans	$182,334	$276,792

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the period indicated:

	Carrying	Accretable
	Amount	Yield
	(In thousands)
Balance, December 31, 2014	$276,792	$(106,856)
Accretion	25,523	25,523
Payments received	(121,439)	—
Increase in expected cash flows, net	—	(10,694)
Negative provision for credit losses	1,458	—
Balance, September 30, 2015	$182,334	$(92,027)
The following table presents PCI loans by credit risk rating categories and portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	September 30, 2015			December 31, 2014
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage	$48,987	$135,717	$184,704	$101,161	$155,281	$256,442
Real estate construction and land	1,254	1,432	2,686	3,901	3,010	6,911
Commercial	5,480	126	5,606	26,942	212	27,154
Consumer	293	—	293	284	—	284
Total PCI loans, net of deferred fees	$56,014	$137,275	$193,289	$132,288	$158,503	$290,791
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.
Note 7.  Foreclosed Assets
The following table summarizes foreclosed assets at the dates indicated:

	September 30,	December 31,
Property Type:	2015	2014
	(In thousands)
Commercial real estate	$3,558	$2,449
Construction and land development	14,343	24,759
Multi‑family	3,481	4,823
Single family residence	1,663	3,392
Total other real estate owned, net	23,045	35,423
Other foreclosed assets	10,171	8,298
Total foreclosed assets, net(1)	$33,216	$43,721
_________________________

(1)	As of September 30, 2015 and December 31, 2014, the amounts of covered foreclosed assets were $8.9 million and $9.3 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2014	$43,721
Foreclosures	13,472
Provision for losses	(5,163)
Reductions related to sales	(18,814)
Balance, September 30, 2015	$33,216
Note 8.  FDIC Loss Sharing Asset
We are a party to four loss sharing agreements with the FDIC. Such agreements cover a substantial portion of losses incurred on acquired covered loans and other real estate owned. The loss sharing agreements relate to the acquisitions of: (1) Affinity Bank ("Affinity") in August 2009, (2) Los Padres Bank ("Los Padres") in August 2010, (3) Western Commercial Bank ("Western Commercial") in connection with the May 2013 FCAL acquisition, and (4) San Luis Trust Bank ("San Luis") in connection with the May 2013 FCAL acquisition. Generally, under the terms of the loss sharing agreements, the FDIC is responsible for 80% of losses in connection with covered assets and is entitled to receive 80% of loss recoveries on the covered assets during the applicable contractual periods. The loss sharing provisions for the Affinity Bank non-single family covered assets expired in the third quarter of 2014 so further activity will be limited to recoveries through the third quarter of 2017. The loss sharing provisions for the Los Padres Bank non-single family covered assets expired in the third quarter of 2015 so further activity will be limited to recoveries through the third quarter of 2018.
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
The following table presents information about the composition of the FDIC loss sharing asset, the true‑up liability, and the non‑single family and the single family covered assets as of the date indicated:

	September 30, 2015
			Western	San Luis
	Affinity	Los Padres	Commercial	Trust
	Bank	Bank	Bank	Bank	Total
	(In thousands)
FDIC loss sharing asset	$(647)	$2,885	$271	$5,096	$7,605
True‑up liability	N/A	N/A	$1,810	$5,692	$7,502
Non-single family covered assets(1)	$87,093	$52,317	$7,848	$19,825	$167,083
Single family covered assets	$10,828	$50,237	N/A	$24,057	$85,122

Loss sharing expiration dates:
Non‑single family	3rd Quarter 2014	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
Loss recovery expiration dates:
Non‑single family	3rd Quarter 2017	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
_________________________

(1)	Excludes securities

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Borrowings, Subordinated Debentures and Brokered Time Deposits
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$2,497	6.23%	$3,402	6.43%
FHLB overnight advances	550,000	0.20%	380,000	0.27%
Total borrowings	$552,497		$383,402
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of September 30, 2015, this debt had a weighted average remaining maturity of 2.3 years.
PacWest did not renew the unsecured, variable-rate revolving line of credit in the amount of $75.0 million which expired on September 30, 2015.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRBSF”), or other financial institutions.
FHLB Secured Lines of Credit. The borrowing arrangement with the FHLB is based on an FHLB program collateralized by a blanket lien on certain qualifying loans that are not pledged to the FRBSF. As of September 30, 2015, the borrowing capacity under the FHLB secured borrowing lines was $2.4 billion. As of September 30, 2015 and December 31, 2014, the balances outstanding were $550.0 million and $380.0 million.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2015, the Bank had secured borrowing capacity of $2.0 billion collateralized by liens covering $2.6 billion of certain qualifying loans. As of September 30, 2015 and December 31, 2014, there were no balances outstanding.
Federal Funds Arrangements with Commercial Banks. As of September 30, 2015, the Bank had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of September 30, 2015 and December 31, 2014, there were no balances outstanding.
FHLB Unsecured Line of Credit. During the second quarter of 2015, the Bank obtained a $99.0 million unsecured line of credit with the FHLB for the purchase of overnight funds. As of September 30, 2015, there was no balance outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	September 30, 2015		December 31, 2014		Date	Maturity	Rate Index
Series:	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.43%	$10,310	3.33%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	3.39%	10,310	3.29%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	3.29%	5,155	3.19%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	3.05%	61,856	2.98%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	2.03%	20,619	1.93%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	1.94%	16,495	1.84%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	1.89%	10,310	1.79%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	2.29%	82,475	2.19%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	2.25%	128,866	2.18%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	2.25%	51,545	2.18%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	2.25%	51,550	2.18%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	28,822	2.03%	31,188	2.14%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.25%	16,470	2.18%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	2.25%	6,650	2.18%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	2.25%	39,177	2.18%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	540,610		542,976
Unamortized discount (2)	(105,193)		(109,393)
Net subordinated debentures	$435,417		$433,583
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on subordinated debentures assumed in acquisitions.
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
Brokered Time Deposits
Brokered time deposits totaled $461.1 million and $636.7 million at September 30, 2015 and December 31, 2014. Brokered time deposits under the Certificate of Deposit Account Registry Service Program ("CDARS Program") totaled $37.8 million and $44.0 million at September 30, 2015 and December 31, 2014. The CDARS Program represents deposits that are participated with other FDIC‑insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers’ deposits.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Commitments and Contingencies
Lending Commitments
The Company is a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commitments to purchase equipment being acquired for lease to others. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The following table presents a summary of the financial instruments described above as of the dates indicated:

	September 30,	December 31,
	2015	2014
	(In thousands)
Loan commitments to extend credit	$2,022,046	$1,921,067
Standby letters of credit	104,073	88,495
Commitments to purchase equipment being acquired for lease to others	6,935	12,839
	$2,133,054	$2,022,401
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
In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of September 30, 2015 and December 31, 2014, the Company had commitments to contribute capital to these entities totaling $16.7 million and $11.0 million, respectively. We also had commitments to contribute up to an additional $2.8 million and $2.9 million to 11 private equity funds at September 30, 2015 and December 31, 2014, respectively.
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
The following tables present information on the assets measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	September 30, 2015
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Government agency and government‑sponsored enterprise
pass-through securities	$407,598	$—	$407,598	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	211,419	—	211,419	—
Covered private label CMOs	31,026	—	—	31,026
Other private label CMOs	7,262	—	7,262	—
Municipal securities	858,837	—	858,837	—
Corporate debt securities	47,396	—	47,396	—
Collateralized loan obligations	132,317	—	132,317	—
SBA loan pool securities	51,548	—	51,548	—
Government‑sponsored enterprise debt securities	37,524	—	37,524	—
Other securities	24,437	522	23,915	—
Total securities available-for-sale	1,809,364	522	1,777,816	31,026
Derivative assets	10,576	—	10,576	—
Total recurring assets	$1,819,940	$522	$1,788,392	$31,026
Derivative liabilities	$526	$—	$526	$—

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
There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the nine months ended September 30, 2015.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of September 30, 2015:

	Covered Private Label CMOs
		Weighted
	Range	Average
Unobservable Inputs:	of Inputs	Input
Voluntary annual prepayment speeds	0% - 19.31%	5.0%
Annual default rates	0% - 10.52%	2.6%
Loss severity rates	0% - 94.04%	32.8%
Discount rates	0% - 37.05%	5.6%
The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private
Label CMOs
(In thousands)
Balance, December 31, 2014	$33,947
Total realized in earnings	810
Total unrealized loss in comprehensive income	(945)
Net settlements	(2,786)
Balance, September 30, 2015	$31,026

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	September 30, 2015
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$42,622	$—	$2,556	$40,066
Other real estate owned	14,679	—	14,619	60
Total non-recurring	$57,301	$—	$17,175	$40,126

	Fair Value Measurement as of
	December 31, 2014
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$42,693	$—	$2,366	$40,327
Other real estate owned	24,015	—	18,400	5,615
Investments carried at cost	566	—	—	566
Total non-recurring	$67,274	$—	$20,766	$46,508
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended	Nine Months Ended
Loss on Assets Measured on a Non‑Recurring Basis:	September 30, 2015	September 30, 2015
	(In thousands)
Impaired Non‑PCI loans	$(873)	$(7,623)
Other real estate owned	(4,758)	(4,882)
Total net loss	$(5,631)	$(12,505)
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2015:

		Valuation	Unobservable		Weighted
Asset:	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired Non-PCI loans	$33,371	Discounted cash flows	Discount rates	0% - 9.04%	5.97%
	6,695	Third party appraisals	No discounts
Other real estate owned	60	Third party appraisals	Illiquidity discount	27.6% - 43.9%	32.9%
Total non-recurring Level 3	$40,126

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
The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2015
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$154,652	$154,652	$154,652	$—	$—
Interest‑earning deposits in financial institutions	81,642	81,642	81,642	—	—
Securities available‑for‑sale	1,809,364	1,809,364	522	1,777,816	31,026
Investment in FHLB stock	17,250	17,250	—	17,250	—
Investments carried at cost	1,420	9,300	—	—	9,300
Loans and leases, net	12,348,934	12,254,393	—	2,556	12,251,837
Derivative assets	10,576	10,576	—	10,576	—

Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	7,528,467	7,528,467	—	7,528,467	—
Time deposits	4,587,296	4,588,540	—	4,588,540	—
Borrowings	552,497	552,570	550,000	2,570	—
Subordinated debentures	435,417	419,180	—	419,180	—
Derivative liabilities	526	526	—	526	—

	December 31, 2014
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$164,757	$164,757	$164,757	$—	$—
Interest‑earning deposits in financial institutions	148,469	148,469	148,469	—	—
Securities available‑for‑sale	1,567,177	1,567,177	519	1,532,711	33,947
Investment in FHLB stock	40,609	40,609	—	40,609	—
Investments carried at cost	3,691	3,691	—	—	3,691
Investments accounted for under the equity method	21,461	21,700	—	—	21,700
Loans and leases, net	11,797,977	11,757,951	—	2,366	11,755,585
Derivative assets	5,234	5,234	—	5,234	—

Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	6,256,190	6,256,190	—	6,256,190	—
Time deposits	5,498,938	5,502,479	—	5,502,479	—
Borrowings	383,402	383,539	380,000	3,539	—
Subordinated debentures	433,583	417,657	—	417,657	—
Derivative liabilities	118	118	—	118	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825), see Note 1 - Nature of Operations and Summary of Significant Accounting Policies and Note 14 - Fair Value Measurements to the Consolidated Financial Statements of the Company's 2014 Annual Report on Form 10-K.
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2015, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Earnings Per Share
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
		2015	2015	2014	2015	2014
		(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings from continuing operations		$69,616	$85,083	$62,276	$227,778	$99,411
Less:	Earnings allocated to unvested restricted stock(1)	(649)	(807)	(685)	(2,213)	(1,147)
Net earnings from continuing operations allocated to common shares		68,967	84,276	61,591	225,565	98,264
Net loss from discontinued operations allocated to common shares		—	—	(5)	—	(1,487)
Net earnings allocated to common shares		$68,967	$84,276	$61,586	$225,565	$96,777

Weighted-average basic shares and unvested restricted
stock outstanding		103,048	103,030	103,029	103,038	82,758
Less:	Weighted-average unvested restricted stock outstanding	(985)	(1,060)	(1,117)	(1,055)	(981)
Weighted-average basic shares outstanding		102,063	101,970	101,912	101,983	81,777

Basic earnings per share:
Net earnings from continuing operations		$0.68	$0.83	$0.60	$2.21	$1.20
Net loss from discontinued operations		—	—	—	—	(0.02)
Net earnings		$0.68	$0.83	$0.60	$2.21	$1.18

Diluted Earnings Per Share:
Net earnings from continuing operations allocated to common shares		$68,967	$84,276	$61,591	$225,565	$98,264
Net loss from discontinued operations allocated to common shares		—	—	(5)	—	(1,487)
Net earnings allocated to common shares		$68,967	$84,276	$61,586	$225,565	$96,777

Weighted-average basic shares outstanding		102,063	101,970	101,912	101,983	81,777

Diluted earnings per share:
Net earnings from continuing operations		$0.68	$0.83	$0.60	$2.21	$1.20
Net loss from discontinued operations		—	—	—	—	(0.02)
Net earnings		$0.68	$0.83	$0.60	$2.21	$1.18
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Stock Based Compensation
The Company’s 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of September 30, 2015, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. As of September 30, 2015, there were 13,202,836 shares available for grant under the 2003 Plan.
Restricted Stock
At September 30, 2015, there were 988,825 shares of unvested time‑based restricted common stock outstanding. The awarded shares of time‑based restricted common stock vest over a service period of three to four years from the date of the grant or immediately upon the death of an employee. Upon closing of the CapitalSource Inc. merger on April 7, 2014, 1,013,377 of awarded shares of restricted common stock vested due to the triggering of the change of control provision contained within the 2003 Plan and a $26.1 million charge to earnings for the vesting of such shares was recorded. Such amount is included in "Acquisition, integration and reorganization costs" on the condensed consolidated statements of earnings in the second quarter of 2014.
Compensation expense related to time‑based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. Restricted stock amortization totaled $3.8 million, $4.4 million, and $2.9 million for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014, respectively, and $11.2 million and $6.9 million for the nine months ended September 30, 2015 and 2014, respectively. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings.
The amount of unrecognized compensation expense related to all unvested restricted stock as of September 30, 2015 totaled $34.8 million.

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
As a result of the CapitalSource Inc. merger, the Bank formed the CapitalSource Division, which we also refer to as the National Lending segment. The National Lending segment includes the lending operations gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group. We reorganized our asset-based lending and leasing operations when we formed the CapitalSource Division.
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
The accounting policies of the reportable segments are the same as those of the Company described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," of our Form 10-K. Transactions between segments consist primarily of borrowed funds and expense allocations for interest, deposit gathering, corporate overhead and credit loss provisions. Intersegment interest expense is allocated from the Community Banking segment to the National Lending segment based upon National Lending’s average earning assets, net of a capital allocation, and the Bank’s total cost of deposits. The Community Banking segment further allocates to the National Lending segment noninterest expense for deposit gathering and maintenance costs and the Bank’s corporate overhead. The provision for credit losses is allocated based on actual charge‑offs for the period as well as net portfolio growth and credit quality trends. All costs associated with investing the Bank’s excess liquidity are included in the Community Banking segment. Noninterest income and noninterest expense, including lending and loan servicing activity, directly attributable to a segment are assigned to such segment.
The following tables present information regarding our business segments as of and for the periods indicated:

	September 30, 2015
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,141,576	$9,302,580	$8,049	$12,452,205
Allowance for loan and lease losses	(39,522)	(63,749)	—	(103,271)
Total loans and leases, net	$3,102,054	$9,238,831	$8,049	$12,348,934
Goodwill	$333,979	$1,394,401	$—	$1,728,380
Core deposit and customer relationship intangibles, net	12,143	561	—	12,704
Total assets	6,288,790	10,418,282	107,033	16,814,105
Total deposits(1)	12,484,050	36,586	(404,873)	12,115,763
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2014
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,482,125	$8,064,868	$27,892	$11,574,885
Allowance for loan and lease losses	(56,712)	(25,187)	—	(81,899)
Total loans and leases, net	$3,425,413	$8,039,681	$27,892	$11,492,986
Goodwill	$327,728	$1,394,401	$—	$1,722,129
Core deposit and customer relationship intangibles, net	17,814	1,009	—	18,823
Total assets	6,492,674	9,182,617	262,859	15,938,150
Total deposits(1)	11,826,681	—	(303,244)	11,523,437
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended September 30, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$58,368	$148,264	$1,040	$207,672
Interest expense	(10,430)	(42)	(4,680)	(15,152)
Intersegment interest income (expense)	6,629	(6,629)	—	—
Net interest income (expense)	54,567	141,593	(3,640)	192,520
Negative provision (provision) for credit losses	1,309	(10,145)	90	(8,746)
Gain on sale of securities	655	—	—	655
FDIC loss sharing expense, net	(4,449)	—	—	(4,449)
Other noninterest income	7,956	7,478	4,118	19,552
Total noninterest income	4,162	7,478	4,118	15,758
Foreclosed assets (expense) income, net	(4,787)	39	227	(4,521)
Intangible asset amortization	(1,385)	(112)	—	(1,497)
Acquisition, integration and reorganization costs	(747)	—	—	(747)
Other noninterest expense	(56,318)	(23,763)	(3,293)	(83,374)
Total noninterest expense	(63,237)	(23,836)	(3,066)	(90,139)
Intersegment noninterest income (expense)	28,280	(28,280)	—	—
Total noninterest expense - adjusted	(34,957)	(52,116)	(3,066)	(90,139)
Earnings (loss) before taxes	25,081	86,810	(2,498)	109,393
Income tax (expense) benefit	(9,584)	(33,172)	2,979	(39,777)
Net earnings	$15,497	$53,638	$481	$69,616

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$63,392	$154,816	$247	$218,455
Interest expense	(11,273)	(48)	(4,582)	(15,903)
Intersegment interest income (expense)	7,140	(7,140)	—	—
Net interest income (expense)	59,259	147,628	(4,335)	202,552
Negative provision (provision) for credit losses	734	(7,263)	—	(6,529)
Loss on sale of securities	(186)	—	—	(186)
FDIC loss sharing expense, net	(5,107)	—	—	(5,107)
Other noninterest income	4,235	14,465	6,216	24,916
Total noninterest income	(1,058)	14,465	6,216	19,623
Foreclosed assets (expense) income, net	(351)	(22)	2,713	2,340
Intangible asset amortization	(1,390)	(112)	—	(1,502)
Acquisition, integration and reorganization costs	(806)	—	(94)	(900)
Other noninterest expense	(58,304)	(24,164)	(2,746)	(85,214)
Total noninterest expense	(60,851)	(24,298)	(127)	(85,276)
Intersegment noninterest income (expense)	28,857	(28,857)	—	—
Total noninterest expense - adjusted	(31,994)	(53,155)	(127)	(85,276)
Earnings before taxes	26,941	101,675	1,754	130,370
Income tax (expense) benefit	(10,484)	(39,566)	4,763	(45,287)
Net earnings	$16,457	$62,109	$6,517	$85,083

	Three Months Ended September 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$67,132	$134,624	$600	$202,356
Interest expense	(8,851)	(45)	(4,614)	(13,510)
Intersegment interest income (expense)	5,250	(5,250)	—	—
Net interest income (expense)	63,531	129,329	(4,014)	188,846
Negative provision (provision) for credit losses	6,314	(11,364)	—	(5,050)
FDIC loss sharing expense, net	(7,415)	—	—	(7,415)
Other noninterest income	7,566	9,953	6,210	23,729
Total noninterest income	151	9,953	6,210	16,314
Foreclosed assets (expense) income, net	(4,627)	(322)	122	(4,827)
Intangible asset amortization	(1,517)	(91)	—	(1,608)
Acquisition, integration and reorganization costs	(3,953)	(1,240)	—	(5,193)
Other noninterest expense	(53,078)	(24,835)	(5,382)	(83,295)
Total noninterest expense	(63,175)	(26,488)	(5,260)	(94,923)
Intersegment noninterest income (expense)	26,411	(26,411)	—	—
Total noninterest expense - adjusted	(36,764)	(52,899)	(5,260)	(94,923)
Earnings (loss) from continuing operations before taxes	33,232	75,019	(3,064)	105,187
Income tax (expense) benefit	(14,576)	(30,113)	1,778	(42,911)
Net earnings (loss) from continuing operations	18,656	44,906	(1,286)	62,276
Loss from discontinued operations before taxes	(8)	—	—	(8)
Income tax benefit	3	—	—	3
Net loss from discontinued operations	(5)	—	—	(5)
Net earnings (loss)	$18,651	$44,906	$(1,286)	$62,271

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$184,716	$454,299	$1,426	$640,441
Interest expense	(32,364)	(143)	(13,787)	(46,294)
Intersegment interest income (expense)	20,490	(20,490)	—	—
Net interest income (expense)	172,842	433,666	(12,361)	594,147
Negative provision (provision) for credit losses	10,107	(41,814)	(2)	(31,709)
Gain on sale of securities	3,744	—	—	3,744
FDIC loss sharing expense, net	(13,955)	—	—	(13,955)
Other noninterest income	21,766	27,085	17,612	66,463
Total noninterest income (expense)	11,555	27,085	17,612	56,252
Foreclosed assets (expense) income, net	(5,182)	(44)	2,709	(2,517)
Intangible asset amortization	(4,164)	(336)	—	(4,500)
Acquisition, integration and reorganization costs	(3,443)	—	(204)	(3,647)
Other noninterest expense	(169,827)	(70,764)	(8,520)	(249,111)
Total noninterest expense	(182,616)	(71,144)	(6,015)	(259,775)
Intersegment noninterest income (expense)	83,700	(83,700)	—	—
Total noninterest expense - adjusted	(98,916)	(154,844)	(6,015)	(259,775)
Earnings (loss) before taxes	95,588	264,093	(766)	358,915
Income tax (expense) benefit	(36,941)	(102,020)	7,824	(131,137)
Net earnings	$58,647	$162,073	$7,058	$227,778

	Nine Months Ended September 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$214,704	$278,131	$2,244	$495,079
Interest expense	(17,528)	(184)	(9,973)	(27,685)
Intersegment interest income (expense)	9,543	(9,543)	—	—
Net interest income (expense)	206,719	268,404	(7,729)	467,394
Negative provision (provision) for credit losses	11,558	(20,994)	—	(9,436)
Gain on sale of securities	4,841	—	—	4,841
FDIC loss sharing expense, net	(27,370)	—	—	(27,370)
Other noninterest income	18,144	26,885	6,984	52,013
Total noninterest income	(4,385)	26,885	6,984	29,484
Foreclosed assets (expense) income, net	(3,399)	(284)	220	(3,463)
Intangible asset amortization	(4,238)	(411)	—	(4,649)
Acquisition, integration and reorganization costs	(83,866)	(8,714)	(1,055)	(93,635)
Other noninterest expense	(144,164)	(55,892)	(12,484)	(212,540)
Total noninterest expense	(235,667)	(65,301)	(13,319)	(314,287)
Intersegment noninterest income (expense)	49,944	(49,944)	—	—
Total noninterest expense - adjusted	(185,723)	(115,245)	(13,319)	(314,287)
Earnings (loss) from continuing operations before taxes	28,169	159,050	(14,064)	173,155
Income tax (expense) benefit	(16,240)	(63,703)	6,199	(73,744)
Net earnings (loss) from continuing operations	11,929	95,347	(7,865)	99,411
Loss from discontinued operations before taxes	(2,572)	—	—	(2,572)
Income tax benefit	1,067	—	—	1,067
Net loss from discontinued operations	(1,505)	—	—	(1,505)
Net earnings (loss)	$10,424	$95,347	$(7,865)	$97,906

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15.  Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017. Early application is not permitted.
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
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-2 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the effect of ASU 2015-02 to have a material impact on its financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" to modify the presentation of debt issuance costs.  Prior to ASU 2015-03, issuance costs were presented as an asset on the statement of financial position, which the FASB concluded was inconsistent with both IFRS as well as FASB Concept Statement No. 6. This ASU requires that issuance costs be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. ASU 2015-03 is effective for public companies for years beginning after December 15, 2015, and interim periods within those fiscal periods. For all other entities, ASU 2015-03 is effective for years beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016, while early adoption is permitted for financial statements that have not already been issued. Additionally, the provisions should be applied on a retrospective basis as a change in accounting principle. ASU 2015-03 will not have an impact on the Company's financial statements and related disclosures.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subsequent to the issuance of ASU 2015-03, the SEC staff made an announcement regarding the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, which were not addressed in ASU 2015-03. In August 2015, the FASB codified the SEC announcement in the issuance of ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." Per ASU 2015-15, for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the costs ratably over the term of the line-of-credit arrangement, regardless of whether there were any outstanding borrowings on the line-of-credit arrangement. The SEC staff guidance is effective upon adoption of ASU 2015-03. ASU 2015-15 will not have an impact on the Company's financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." Under ASU 2015-05, a customer should determine whether the arrangement includes a software license. If so, the customer should account for the software license component in a manner consistent with the accounting for other software licenses. If the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The provisions of ASU 2015-05 must be applied by public entities to annual periods beginning after December 15, 2015 as well as interim periods within those annual periods. The Company does not expect the effect of ASU 2015-05 to have a material impact on its financial statements and related disclosures.
In May 2015, the FASB issued ASU 2015-08, "Business Combinations, Pushdown Accounting (Topic 805): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115" which revised the SEC's requirement for recognition and disclosure of a new basis of accounting (or pushdown accounting) for certain business combination situations. The Company does not expect ASU 2015-08 to have any impact on its financial statements and related disclosures.
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
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 will be effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect ASU 2015-16 to have any impact on its financial statements and related disclosures.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16. Subsequent Events
Square 1 Financial, Inc. Acquisition
On October 6, 2015, PacWest completed the acquisition of Square 1 Financial, Inc. ("Square 1"). As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into PacWest's wholly-owned banking subsidiary, Pacific Western Bank, and the surviving subsidiary bank is Pacific Western Bank. As of September 30, 2015, Square 1 had $4.0 billion in assets.
Upon closing, we formed the Square 1 Bank Division of Pacific Western Bank. The Square 1 Bank Division will continue its nationwide focus on venture-backed companies and venture capital firms, and will continue to offer a full spectrum of deposit, treasury management, and lending products.
Under the terms of the definitive agreement, Square 1 stockholders received 0.5597 of a share of PacWest common stock for each share of Square 1 common stock and holders of stock options and restricted stock units received cash consideration as described in the agreement. PacWest issued an aggregate of approximately 18.1 million shares of PacWest common stock to Square 1 stockholders and a total of $17.8 million to Square 1 equity award holders in satisfaction of all outstanding equity awards. Based on the closing price of PacWest's common stock on October 6, 2015 of $43.97 per share, the aggregate consideration paid to Square 1 common stockholders and holders of equity awards to acquire Square 1 common stock was approximately $815 million. Former holders of Square 1 common stock as a group received shares of PacWest common stock in the acquisition constituting approximately 15.0% of the outstanding shares of PacWest common stock immediately after the acquisition.
Square 1 Bank was a commercial bank headquartered in Durham, North Carolina. Square 1 Bank offered a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in all key innovative hubs across the United States. We completed the acquisition to improve our core deposits, expand the Company's nationwide lending platform, and increase the Company's presence in the technology and life-sciences credit markets.
As of September 30, 2015, on a pro forma combined basis with Square 1 and excluding purchase accounting adjustments, PacWest would have had approximately $21 billion in assets with 80 branches throughout California and one branch in North Carolina.
Common Stock Dividends
On November 2, 2015, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on November 30, 2015 to stockholders of record at the close of business on November 16, 2015.
We have evaluated events that have occurred subsequent to September 30, 2015 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our acquisition of Square 1, intentions to expand the Bank’s lending business; net interest income, net interest margin, allowance for loan and lease losses, deposit growth, loan and lease portfolio growth and production, liquidity, goodwill, interest rate risk management, realization of deferred tax assets, and effective tax rates. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•
the Company’s ability to complete future acquisitions and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;

▪	business disruption following the Square 1 acquisition;

▪	changes in the Company’s stock price;

▪	the reaction to the Square 1 acquisition of the companies’ customers, employees and counterparties;

▪	inability to attract qualified professionals;

▪	change in interest rates and lending spreads;

▪	unfavorable changes in asset mix;

▪	compression of the net interest margin due to changes in our loan products or spreads on newly originated loans;

▪	a change in the interest rate environment reduces net interest margins;

▪	credit quality deterioration or pronounced and sustained reduction in market values or other economic factors which adversely affect our borrowers’ ability to repay loans and leases;

▪	higher than anticipated loan losses;

▪	changes in economic or competitive market conditions could negatively impact investment or lending opportunities or product pricing and services;

▪	reduced demand for our services due to strategic or regulatory reasons;

▪	our inability to grow deposits and access wholesale funding sources;

▪	legislative or regulatory requirements or changes that adversely affect the Company’s business, including an increase to capital requirements;

▪	loan repayments higher than expected;

▪	higher than anticipated delinquencies, charge-offs, and reserves;

▪	asset/liability repricing risks and liquidity risks reduce net interest margins and the value of investments;

▪	lower than expected dividends paid from the Bank to the holding company;

▪
a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income;

▪	the success and timing of other business strategies and asset sales;

▪	changes in the relationship between yields on investment securities and loans repaid and yields on assets reinvested;

▪	changes in the forward yield curve;

▪	changes in tax laws or regulations affecting our business;

▪	our inability to generate sufficient earnings;

▪	tax planning or disallowance of tax benefits by tax authorities;

▪	changes in tax filing jurisdictions or entity classifications; and

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
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including accepting demand, money market, and time deposits and originating loans and leases, including an array of commercial real estate loans and commercial lending products.  The Bank serves the financial needs of its customers through 80 full-service branches located primarily in southern California extending from San Diego County to California’s Central Coast. The Bank also operates three bank branches in the San Francisco Bay area and four bank branches in the Central Valley. The Bank competes actively for relationship-based loans and deposits through its branch network, and emphasizes solicitation of noninterest-bearing deposits.
The CapitalSource Division lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, cash flow loans, and real estate loans secured by various property types . The collateral for real estate loans includes healthcare properties, office properties, industrial properties, multi-family properties, hospitality properties, and retail properties. Our leasing operation, Pacific Western Equipment Finance, and our group specializing in asset-based lending, CapitalSource Business Finance Group, are part of the CapitalSource Division. Our commercial loan products include equipment loans and leases, asset based loans, loans to finance companies, and loans secured by borrower future cash flows, as well as other business-oriented products. Our loan and lease origination efforts are conducted through key offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2015, accounted for 91.4% of our net revenues (net interest income plus noninterest income).
At September 30, 2015, we had total assets of $16.8 billion, including loans and leases, net of deferred fees, of $12.5 billion compared to $16.2 billion of total assets and $11.9 billion of loans and leases, net of deferred fees, at December 31, 2014. Total assets increased $579.5 million during the nine months ended September 30, 2015 due to $569.8 million in net loan and lease growth, an annualized net growth rate of 14%, and driven by $1.7 billion in loan and lease production.
At September 30, 2015, we had total liabilities of $13.2 billion, including total deposits of $12.1 billion and borrowings of $552.5 million compared to $12.7 billion of total liabilities, including $11.8 billion of total deposits and $383.4 million of borrowings at December 31, 2014. Total liabilities increased $504.0 million during the nine months ended September 30, 2015 due mainly to the $360.6 million increase in deposits and the $169.1 million increase in borrowings. At September 30, 2015, core deposits totaled $6.8 billion or 56% of total deposits and time deposits totaled $4.6 billion or 38% of total deposits.
Square 1 Financial, Inc. Acquisition
On October 6, 2015, PacWest completed the acquisition of Square 1 Financial, Inc. (“Square 1”) in a transaction valued at approximately $815 million. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into PacWest's wholly-owned banking subsidiary, Pacific Western Bank, and the surviving subsidiary bank is Pacific Western Bank. The operations of Square 1 will be conducted under the trade name of Square 1 Bank, a division of Pacific Western Bank, which we refer to as the Square 1 Bank Division. The Square 1 Bank Division will continue its nationwide focus on serving the financial needs of venture-backed companies and venture capital firms, and will continue to offer a full spectrum of deposit, treasury management, and lending products. For further information, see Note 16, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

CapitalSource Inc. Merger
On April 7, 2014, we completed the merger with CapitalSource Inc. As part of the merger, CapitalSource Bank (“CSB”), a wholly-owned subsidiary of CapitalSource Inc., merged with and into Pacific Western Bank. We completed the merger in order to increase our loan and lease generation capabilities and to diversify our loan portfolio. As a result, we formed the CapitalSource Division of the Bank which is a group that lends throughout the United States, providing middle-market businesses asset-secured loans, equipment-secured loans and leases, and cash flow loans and providing real estate loans secured by various property types. For further information, see Note 3, Acquisitions, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
Key Performance Indicators
Among other factors, our operating results depend generally on the following key performance indicators:
The Level of Our Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest‑earning assets. Tax equivalent ("TE") net interest income is net interest income increased by an adjustment for tax-exempt income on certain municipal securities for which we have utilized a 35% federal statutory tax rate. Tax equivalent net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets. A sustained low interest rate environment combined with low loan growth and high levels of marketplace liquidity may lower both our net interest income and net interest margin going forward.
Our primary interest‑earning assets are loans and investment securities, and our primary interest‑bearing liabilities are deposits. Contributing to our high net interest margin is our high yield on interest-earning assets and competitive cost of deposits. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we seek to minimize these variances by attracting a high percentage of noninterest‑bearing deposits. As an industrial loan bank, the former CSB funded its balance sheet with a large proportion of higher-cost time deposits and as a result of the CapitalSource Inc. merger, we added $5.3 billion of time deposits. Our goal is to continue replacing these higher-costing time deposits with core deposits through a dedicated deposit transformation initiative that includes sourcing deposits from CapitalSource Division customers. As of September 30, 2015, total deposits obtained from CapitalSource Division borrowers totaled $527.8 million, of which $514.1 million were core deposits. The acquisition of Square 1 will accelerate this process as over 99% of their deposits are core deposits and this acquisition will increase our on-balance sheet liquidity and enable us to maintain adequate liquidity as the higher-cost time deposit balances decline.
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
The Level of Our Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as loan and lease production and the number and complexity of foreclosed assets. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), and acquisition, integration and reorganization costs) by net revenues (the sum of net interest income plus noninterest income, less gain (loss) on sale of securities and gains on asset sales). We also calculate a non‑GAAP measure called the “adjusted efficiency ratio.” The adjusted efficiency ratio is calculated in the same manner as the efficiency ratio except that excluded from net revenues are net FDIC loss sharing expense and accelerated discount accretion resulting from early payoffs of acquired loans. We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues.
The consolidated efficiency ratios and adjusted efficiency ratios have been as follows for the periods indicated:

		Adjusted
	Efficiency	Efficiency
Three Months Ended:	Ratio	Ratio
September 30, 2015	39.6%	40.6%
June 30, 2015	38.0%	40.5%
March 31, 2015	36.9%	39.2%
December 31, 2014	38.4%	39.7%
This non-GAAP financial measure and others are presented for supplemental information purposes only in order to understand the Company's operating results and these non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles ("U.S. GAAP"). See "Non-GAAP Measurements" for the calculations of the efficiency ratios and adjusted efficiency ratios.

Adjusted Net Earnings
Our net earnings for the third quarter of 2015 totaled $69.6 million and our adjusted net earnings for this same period in 2014 totaled $65.2 million. Adjusted net earnings is another measure of earnings used as an indicator of earnings generating capability, excluding non-recurring and/or volatile items. We calculate adjusted net earnings by excluding accelerated discount accretion from the early payoff of acquired loans, net FDIC loss sharing expense, gain (loss) on the sale of assets (including loans and leases, securities, and an owned office building), covered OREO expense, and acquisition, integration and reorganization costs. See “-Non‑GAAP Measurements” for a reconciliation of net earnings to adjusted net earnings.
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

The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non‑GAAP financial measurements to the GAAP financial measurements as of and for the periods indicated:

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Adjusted Net Earnings and Related Ratios:		2015	2015	2014	2015	2014
		(In thousands)
Net earnings		$69,616	$85,083	$62,271	$227,778	$97,906
Less:	Tax benefit on discontinued operations	—	—	(3)	—	(1,067)
Add:	Tax expense on continuing operations	39,777	45,287	42,911	131,137	73,744
Pre-tax earnings		109,393	130,370	105,179	358,915	170,583
Add:	Acquisition, integration, and reorganization costs	747	900	5,193	3,647	93,635
Less:	FDIC loss sharing expense, net	(4,449)	(5,107)	(7,415)	(13,955)	(27,370)
	Gain (loss) on sale of loans and leases	27	163	973	190	594
	Gain (loss) on sale of securities	655	(186)	—	3,744	4,841
	Covered OREO (expense) income, net	(20)	12	(452)	11	1,348
	Gain on sale of owned office building	—	—	—	—	1,570
Adjusted pre-tax earnings before accelerated discount accretion		113,927	136,388	117,266	372,572	283,235
Less:	Accelerated discount accretion from early payoffs of
	acquired loans	9,659	19,447	4,501	46,458	27,446
Adjusted pre-tax earnings		104,268	116,941	112,765	326,114	255,789
Tax expense (1)		(39,101)	(43,853)	(45,895)	(122,293)	(104,106)
Adjusted net earnings		$65,167	$73,088	$66,870	$203,821	$151,683

Average assets		$16,690,177	$16,463,311	$15,716,539	$16,484,817	$12,456,182

Average stockholders' equity		$3,572,765	$3,548,748	$3,465,119	$3,551,763	$2,515,506
Less:	Average intangible assets	1,741,902	1,743,340	1,744,542	1,740,911	1,208,266
Average tangible common equity		$1,830,863	$1,805,408	$1,720,577	$1,810,852	$1,307,240

Return on average assets (2)		1.65%	2.07%	1.57%	1.85%	1.05%
Return on average equity (3)		7.73%	9.62%	7.13%	8.57%	5.20%
Return on average tangible equity (4)		15.09%	18.90%	14.36%	16.82%	10.01%
Adjusted return on average assets (5)		1.55%	1.78%	1.69%	1.65%	1.63%
Adjusted return on average equity (6)		7.24%	8.26%	7.66%	7.67%	8.06%
Adjusted return on average tangible equity (7)		14.12%	16.24%	15.42%	15.05%	15.51%
_____________________________________

(1)	Full-year expected effective rate of 37.5% for the 2015 periods and actual effective rate of 40.7% for the 2014 periods.

(2)	Annualized net earnings divided by average assets.

(3)	Annualized net earnings divided by average stockholders' equity.

(4)	Annualized net earnings divided by average tangible common equity.

(5)	Annualized adjusted net earnings divided by average assets.

(6)	Annualized adjusted net earnings divided by average stockholders' equity.

(7)	Annualized adjusted net earnings divided by average tangible common equity.

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Adjusted Efficiency Ratio:		2015	2015	2014	2015	2014
		(Dollars in thousands)
Noninterest expense		$90,139	$85,276	$94,923	$259,775	$314,287
Less:	Intangible asset amortization	1,497	1,502	1,608	4,500	4,649
	Foreclosed assets expense (income), net	4,521	(2,340)	4,827	2,517	3,463
	Acquisition, integration, and reorganization costs	747	900	5,193	3,647	93,635
Noninterest expense used for efficiency ratio		$83,374	$85,214	$83,295	$249,111	$212,540

Net interest income (TE) (1)		$195,274	$204,721	$190,373	$600,855	$472,151
Noninterest income		15,758	19,623	16,314	56,252	29,484
Net revenues		211,032	224,344	206,687	657,107	501,635
Less:	Gain (loss) on sale of securities	655	(186)	—	3,744	4,841
	Gain on sale of owned office building	—	—	—	—	1,570
Net revenues used for efficiency ratio		210,377	224,530	206,687	653,363	495,224
Less:	Accelerated discount accretion from early
	payoffs of acquired loans	9,659	19,447	4,501	46,458	27,446
	FDIC loss sharing expense, net	(4,449)	(5,107)	(7,415)	(13,955)	(27,370)
Adjusted net revenues		$205,167	$210,190	$209,601	$620,860	$495,148

Efficiency ratio		39.6%	38.0%	40.3%	38.1%	42.9%
Adjusted efficiency ratio(2)		40.6%	40.5%	39.7%	40.1%	42.9%
_______________________________________

(1)
Includes tax-equivalent adjustments related to tax-exempt income on municipal securities of $2.8 million, $2.2 million, and $1.5 million for the three months ended September 30, 2015, June 30, 2015, and September 30, 2014, respectively, and $6.7 million and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively. The federal statutory tax rate utilized was 35% for the periods.

(2)	Noninterest expense used for efficiency ratio divided by adjusted net revenues.

	September 30,	December 31,
Tangible Common Equity:	2015	2014
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders’ equity	$3,581,704	$3,506,230
Less: Intangible assets	1,741,084	1,737,683
Tangible common equity	$1,840,620	$1,768,547
Total assets	$16,814,105	$16,234,605
Less: Intangible assets	1,741,084	1,737,683
Tangible assets	$15,073,021	$14,496,922
Equity to assets ratio	21.30%	21.60%
Tangible common equity ratio(1)	12.21%	12.20%
Book value per share	$ 34.76	$ 34.03
Tangible book value per share	$ 17.86	$ 17.17
Shares outstanding	103,053,694	103,022,017

Pacific Western Bank:
Stockholder's equity	$3,466,817	$3,378,879
Less: Intangible assets	1,741,084	1,737,683
Tangible common equity	$1,725,733	$1,641,196
Total assets	$16,707,072	$15,995,719
Less: Intangible assets	1,741,084	1,737,683
Tangible assets	$14,965,988	$14,258,036
Equity to assets ratio	20.75%	21.12%
Tangible common equity ratio(1)	11.53%	11.51%
_______________________________________

(1)	Tangible common equity divided by tangible assets.

	September 30,	December 31,
Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans):	2015	2014
	(Dollars in thousands)
Adjustment for allowance on acquired loans and leases:
Allowance for credit losses	$100,690	$76,767
Less: Allowance related to acquired Non-PCI loans and leases	(12,173)	(4,184)
Adjusted allowance for credit losses	$88,517	$72,583
Gross Non-PCI loans and leases	$12,300,057	$11,613,832
Less: Carrying value of acquired Non‑PCI loans and leases	(5,180,808)	(6,562,237)
Adjusted loans and leases	$7,119,249	$5,051,595
Allowance for credit losses to loans and leases	0.82%	0.66%
Adjusted allowance for credit losses to adjusted loans and leases	1.24%	1.44%

Adjustment for unamortized purchase discount on acquired loans and leases:
Allowance for credit losses	$100,690	$76,767
Add: Unamortized purchase discount related to acquired Non-PCI loans and leases	88,690	156,428
Adjusted allowance for credit losses	$189,380	$233,195
Gross Non-PCI loans and leases	$12,300,057	$11,613,832
Add: Unamortized purchase discount related to acquired Non-PCI loans and leases	88,690	156,428
Adjusted loans and leases	$12,388,747	$11,770,260
Adjusted allowance for credit losses to adjusted loans and leases	1.53%	1.98%

Results of Operations
Acquisitions Impact Earnings Performance
The comparability of financial information is affected by our acquisitions. We completed the CapitalSource Inc. acquisition on April 7, 2014, adding assets of $9.1 billion. This transaction has been accounted for using the acquisition method of accounting and, accordingly, the related operating results have been included in the consolidated financial statements from the acquisition date.
Earnings Performance
The following table presents profitability metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
Profitability Measures:
Diluted earnings per share	$0.68	$0.83	$0.60	$2.21	$1.18
Annualized return on:
Average assets	1.65%	2.07%	1.57%	1.85%	1.05%
Average tangible equity (1)	15.09%	18.90%	14.36%	16.82%	10.01%
Annualized adjusted return on:
Average assets (2)	1.55%	1.78%	1.69%	1.65%	1.63%
Average tangible equity (1)(2)	14.12%	16.24%	15.42%	15.05%	15.51%
Net interest margin (tax equivalent)	5.46%	5.89%	5.82%	5.76%	6.05%
Core net interest margin (tax equivalent) (3)	5.19%	5.33%	5.68%	5.31%	5.70%
Efficiency ratio	39.6%	38.0%	40.3%	38.1%	42.9%
Adjusted efficiency ratio (2)	40.6%	40.5%	39.7%	40.1%	42.9%
_____________________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	See "Non-GAAP Measurements" for the calculation of this item.

(3)	Excludes accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans.
Third Quarter of 2015 Compared to Second Quarter of 2015
Net earnings were $69.6 million, or $0.68 per diluted share for the third quarter of 2015, compared to $85.1 million, or $0.83 per diluted share, for the second quarter of 2015. The quarter‑over‑quarter decrease of $15.5 million in net earnings was due to lower net interest income of $10.0 million, a $3.8 million decrease in gains and dividends on equity investments and a$6.9 million increase in foreclosed assets expense. The decrease in net interest income was attributable to lower discount accretion on acquired loans and lower FHLB dividends, offset by one more day in the third quarter and lower interest expense. Gains on the sale of equity investments decreased $5.9 million and dividends on equity investments increased $2.2 million in the third quarter. The second quarter of 2015 included the sale of three equity investments at a net gain of $6.0 million compared to one sale at a gain of $0.1 million in the third quarter. The increase in foreclosed assets expense was due mostly to a write-down of $4.6 million on an existing foreclosed property in the third quarter, while the second quarter included gains related to foreclosed asset sales of $2.8 million.
When certain income and expense items are excluded, adjusted net earnings were $65.2 million for the third quarter of 2015 compared to $73.1 million for the prior quarter. See "Non-GAAP Measurements" for the calculation of adjusted net earnings. The $7.9 million decrease in adjusted net earnings was driven mainly by lower equity investment income, higher foreclosed assets expense and a higher provision for credit losses. The lower adjusted net earnings resulted in the adjusted return on average assets decreasing to 1.55% from 1.78% and the adjusted return on average tangible equity decreasing to 14.12% from 16.24%. The adjusted efficiency ratio increased slightly to 40.6% for the third quarter of 2015 compared to 40.5% for the prior quarter.

Third Quarter of 2015 Compared to Third Quarter of 2014
Net earnings for the third quarter of 2015 were $69.6 million, or $0.68 per diluted share, compared to net earnings for the third quarter of 2014 of $62.3 million, or $0.60 per diluted share. The $7.3 million increase in net earnings was due to higher net interest income of $3.7 million and lower noninterest expense of $4.8 million. The increase in net interest income was attributable to higher average interest-earning asset balances partially offset by higher interest expense. The decrease in noninterest expense was due primarily to lower acquisition, integration and reorganization costs of $4.4 million. The acquisition, integration and reorganization costs in the third quarter of 2015 related to the Square 1 acquisition while these costs for the third quarter of 2014 related to the CapitalSource Inc. merger.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net earnings were $227.8 million, or $2.21 per diluted share for the nine months ended September 30, 2015 compared to $97.9 million, or $1.18 per diluted share, for the nine months ended September 30, 2014. The $129.9 million increase in net earnings was due to higher net interest income of $126.8 million, higher noninterest income of $26.8 million, and lower noninterest expense of $54.5 million, offset by higher income tax expense from continuing operations of $57.4 million and a higher provision for credit losses of $22.3 million. The decrease in noninterest expense was due mainly to a reduction in acquisition, integration and reorganization costs of $90.0 million. Excluding this item, all of the changes from period to period were due mostly to including the operations of CapitalSource Inc. for the entire 2015 period compared to only subsequent to its April 7, 2014 acquisition date for the 2014 period.

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
The following table presents, for the periods indicated, the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities presented on a tax equivalent basis:

	Three Months Ended
	September 30, 2015			June 30, 2015			September 30, 2014
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases, net of deferred fees (1)	$12,112,881	$193,539	6.34%	$12,108,016	$203,781	6.75%	$11,285,689	$189,961	6.68%
Investment securities (2)	1,806,628	16,709	3.67%	1,672,590	16,739	4.01%	1,584,811	13,858	3.47%
Deposits in financial institutions	278,973	178	0.25%	161,683	104	0.26%	99,276	64	0.26%
Total interest‑earning assets (2)	14,198,482	210,426	5.88%	13,942,289	220,624	6.35%	12,969,776	203,883	6.24%
Other assets	2,491,695			2,521,022			2,746,763
Total assets	$16,690,177			$16,463,311			$15,716,539

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking deposits	$787,271	300	0.15%	$741,966	202	0.11%	$605,288	86	0.06%
Money market deposits	2,417,280	1,218	0.20%	2,065,190	1,088	0.21%	1,733,445	908	0.21%
Savings deposits	746,362	449	0.24%	740,878	555	0.30%	759,177	575	0.30%
Time deposits	5,042,768	8,433	0.66%	5,559,903	9,388	0.68%	5,680,732	7,253	0.51%
Total interest‑bearing deposits	8,993,681	10,400	0.46%	9,107,937	11,233	0.49%	8,778,642	8,822	0.40%
Borrowings	70,171	72	0.41%	81,164	88	0.43%	96,711	74	0.30%
Subordinated debentures	434,420	4,680	4.27%	432,656	4,582	4.25%	434,625	4,614	4.21%
Total interest‑bearing liabilities	9,498,272	15,152	0.63%	9,621,757	15,903	0.66%	9,309,978	13,510	0.58%
Noninterest‑bearing demand deposits	3,486,780			3,157,129			2,778,260
Other liabilities	132,360			135,677			163,182
Total liabilities	13,117,412			12,914,563			12,251,420
Stockholders’ equity	3,572,765			3,548,748			3,465,119
Total liabilities and stockholders’
equity	$16,690,177			$16,463,311			$15,716,539
Net interest income (tax equivalent) (2)		$195,274			$204,721			$190,373
Net interest rate spread			5.25%			5.69%			5.66%
Net interest margin			5.46%			5.89%			5.82%

Total deposits (3)	$12,480,461	$10,400	0.33%	$12,265,066	$11,233	0.37%	$11,556,902	$8,822	0.30%
Funding sources (4)	$12,985,052	$15,152	0.46%	$12,778,886	$15,903	0.50%	$12,088,238	$13,510	0.44%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $2.8 million, $2.2 million, and $1.5 million for the three months ended September 30, 2015, June 30, 2015, and September 30, 2014, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

	Nine Months Ended September 30,
	2015			2014
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases, net of deferred fees (1)	$12,092,402	$599,417	6.63%	$8,698,351	$459,625	7.06%
Investment securities (2)	1,698,254	47,428	3.73%	1,568,382	39,897	3.40%
Deposits in financial institutions	158,708	304	0.26%	164,613	314	0.26%
Total interest‑earning assets (2)	13,949,364	647,149	6.20%	10,431,346	499,836	6.41%
Other assets	2,535,453			2,024,836
Total assets	$16,484,817			$12,456,182

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking deposits	$752,217	696	0.12%	$611,499	241	0.05%
Money market deposits	2,108,317	3,251	0.21%	1,626,539	2,400	0.20%
Savings deposits	747,902	1,575	0.28%	570,317	1,137	0.27%
Time deposits	5,359,911	26,590	0.66%	4,005,299	13,582	0.45%
Total interest‑bearing deposits	8,968,347	32,112	0.48%	6,813,654	17,360	0.34%
Borrowings	190,502	395	0.28%	51,894	352	0.91%
Subordinated debentures	433,233	13,787	4.25%	326,858	9,973	4.08%
Total interest‑bearing liabilities	9,592,082	46,294	0.65%	7,192,406	27,685	0.51%
Noninterest‑bearing demand deposits	3,199,843			2,568,396
Other liabilities	141,129			179,874
Total liabilities	12,933,054			9,940,676
Stockholders’ equity	3,551,763			2,515,506
Total liabilities and stockholders’ equity	$16,484,817			$12,456,182
Net interest income (tax equivalent) (2)		$600,855			$472,151
Net interest rate spread			5.55%			5.90%
Net interest margin			5.76%			6.05%

Total deposits (3)	$12,168,190	$32,112	0.35%	$9,382,050	$17,360	0.25%
Funding sources (4)	$12,791,925	$46,294	0.48%	$9,760,802	$27,685	0.38%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $6.7 million and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

The tax equivalent net interest margin (“NIM”) and loan and lease yields are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans, which causes volatility from period to period. The effects of this item on the NIM and loan and lease yield are shown in the following table for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
NIM:
Reported	5.46%	5.89%	5.82%	5.76%	6.05%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.27)%	(0.56)%	(0.14)%	(0.45)%	(0.35)%
Core	5.19%	5.33%	5.68%	5.31%	5.70%
Loan and Lease Yield:
Reported	6.34%	6.75%	6.68%	6.63%	7.06%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.32)%	(0.64)%	(0.16)%	(0.51)%	(0.42)%
Core	6.02%	6.11%	6.52%	6.12%	6.64%
The following table presents the impact on tax equivalent net interest income and NIM from all purchase accounting items as indicated in the table below for the periods indicated:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
	(Dollars in thousands)
Impact on Net Interest Income:
Net interest income (tax equivalent)	$195,274	$204,721	$200,860	$196,618	$190,373
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(9,659)	(19,447)	(17,352)	(11,421)	(4,501)
Remaining accretion of Non-PCI loan acquisition
discounts	(7,485)	(8,575)	(11,128)	(13,073)	(15,072)
Total accretion of loan acquisition discounts	(17,144)	(28,022)	(28,480)	(24,494)	(19,573)
Amortization of TruPS discount	1,399	1,400	1,401	1,401	1,402
Accretion of time deposits premium	(576)	(799)	(1,285)	(2,469)	(5,081)
Total purchase accounting adjustments	(16,321)	(27,421)	(28,364)	(25,562)	(23,252)
Net interest income - excluding purchase accounting	$178,953	$177,300	$172,496	$171,056	$167,121

Impact on Net Interest Margin:
Net interest margin (tax equivalent)	5.46%	5.89%	5.95%	5.91%	5.82%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.27)%	(0.56)%	(0.51)%	(0.34)%	(0.14)%
Remaining accretion of Non-PCI loan acquisition
discounts	(0.21)%	(0.25)%	(0.33)%	(0.39)%	(0.46)%
Total accretion of loan acquisition discounts	(0.48)%	(0.81)%	(0.84)%	(0.73)%	(0.60)%
Amortization of TruPS discount	0.04%	0.04%	0.04%	0.04%	0.04%
Accretion of time deposits premium	(0.02)%	(0.02)%	(0.04)%	(0.07)%	(0.16)%
Total purchase accounting adjustments	(0.46)%	(0.79)%	(0.84)%	(0.76)%	(0.72)%
Net interest margin - excluding purchase accounting	5.00%	5.10%	5.11%	5.15%	5.10%

The following table presents the loan and lease yields and related average balances of our Non‑PCI loans and leases, PCI loans, and total loan and lease portfolio for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(Dollars in thousands)
Yields:
Non‑PCI loans and leases	6.19%	6.61%	6.41%	6.47%	6.63%
PCI loans	15.42%	13.87%	14.74%	15.05%	17.07%
Total loans and leases	6.34%	6.75%	6.68%	6.63%	7.06%
Average Balances:
Non‑PCI loans and leases	$11,919,787	$11,879,799	$10,922,640	$11,865,330	$8,339,073
PCI loans	193,094	228,217	363,049	227,072	359,278
Total loans and leases	$12,112,881	$12,108,016	$11,285,689	$12,092,402	$8,698,351
Third Quarter of 2015 Compared to Second Quarter of 2015
Net interest income decreased $10.1 million to $192.5 million for the third quarter of 2015 compared to $202.6 million for the second quarter of 2015 due to lower discount accretion on acquired loans and lower FHLB dividends, offset by one more day in the third quarter and lower interest expense. The loan and lease yield for the third quarter of 2015 was 6.34% compared to 6.75% for the second quarter of 2015. The decrease in the loan and lease yield was due to lower discount accretion on acquired loans and the lower yield on new originations compared to the current portfolio yield. Discount accretion on acquired loans was $17.1 million in the third quarter of 2015 (57 basis points on the loan and lease yield) compared to $28.0 million in the second quarter of 2015 (92 basis points on the loan and lease yield). The decrease in discount accretion was due primarily to lower accelerated accretion from early payoffs.
The tax equivalent NIM for the third quarter of 2015 was 5.46% compared to 5.89% for the second quarter of 2015. The decrease in the NIM was due to lower discount accretion on acquired loans, lower FHLB dividends and lower-yielding assets representing a higher percentage of average earning assets. Discount accretion on acquired loans contributed 48 basis points to the NIM in the third quarter of 2015 and 81 basis points in the second quarter of 2015. A $1.4 million special dividend received from the FHLB in the second quarter of 2015 contributed four basis points to the second quarter NIM. Tax free interest income represented eight basis points of the tax equivalent NIM for the third quarter of 2015 and six basis points for the second quarter of 2015.
The cost of total deposits decreased to 0.33% from 0.37% in the prior quarter due primarily to a lower level of higher-cost time deposits and the increased balance of noninterest-bearing deposits. The repricing of maturing time deposits at current rates and new time deposit production resulted in the decline in the weighted average contractual interest rate on time deposits to 0.67% at September 30, 2015 from 0.71% at June 30, 2015.

Third Quarter of 2015 Compared to Third Quarter of 2014
Net interest income increased by $3.7 million to $192.5 million for the third quarter of 2015 compared to $188.8 million for the third quarter of 2014 due mainly to higher average interest-earning asset balances offset partially by lower yields on interest-earning assets.
The tax equivalent NIM decreased 36 basis points to 5.46% for the third quarter of 2015 compared to 5.82% for the same quarter last year, due mostly to lower yields on new originations compared to the average portfolio yield, the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio and lower accretion of loan acquisition discounts and time deposit acquisition premiums. The impact on the NIM from accretion of loan and lease acquisition discounts was 48 basis points for the third quarter of 2015 compared to 60 basis points for the third quarter of 2014. Accretion of time deposit acquisition premiums was $0.6 million in the third quarter of 2015 (two basis points on the NIM) compared to $5.1 million in the third quarter of 2014 (16 basis points on the NIM).
The yield on loans and leases decreased 34 basis points to 6.34% for the third quarter of 2015 compared to 6.68% for the same quarter of 2014 due mainly to yields on newly originated loans being lower than the average portfolio yield, the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio, and lower accretion of loan acquisition discounts.
The cost of all funding sources increased two basis points to 0.46% for the third quarter of 2015 from 0.44% for the third quarter of 2014 due mainly to lower premium accretion on time deposits acquired in the CapitalSource Inc. merger. The total deposit cost increased 3 basis points to 0.33% for the third quarter of 2015 from 0.30% for the same quarter last year. The cost of total interest‑bearing liabilities increased 5 basis points to 0.63% for the third quarter of 2015 from 0.58% for the same quarter last year.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net interest income increased by $126.8 million to $594.1 million for the nine months ended September 30, 2015, compared to $467.4 million for the nine months ended September 30, 2014 due to the significant increase in interest-earning assets acquired in the CapitalSource Inc. merger on April 7, 2014.
The tax equivalent NIM decreased 29 basis points to 5.76% for the nine months ended September 30, 2015 compared to 6.05% for the same period in 2014, due mostly to lower loan yield and lower accretion of time deposit acquisition premiums. The positive impact on the NIM from accretion of time deposits acquisition premiums was three basis points for the first nine months of 2015 compared to 15 basis points for the same period in 2014. Tax free interest income represented six basis points of the tax equivalent NIM for the nine months ended September 30, 2014 and six basis points for the same period in 2014.
The yield on loans and leases decreased 43 basis points to 6.63% for the nine months ended September 30, 2015 compared to 7.06% for the same period in 2014 due mainly to yields on newly originated loans being lower than the average portfolio yield, the higher-yielding PCI loan portfolio representing a smaller percentage of the entire loan portfolio, and the PCI loan yield being lower in the current period.
The cost of all funding sources increased 10 basis points to 0.48% for the nine months ended September 30, 2015 from 0.38% for the same period last year due mainly to the $5.3 billion of higher-cost time deposits acquired in the CapitalSource Inc. merger contributing to the funding cost for the entire 9-month period in 2015 compared to contributing for only six months in the 2014 period. The total deposit cost increased 10 basis points to 0.35% for the first nine months of 2015 from 0.25% for the same period last year. The cost of total interest‑bearing liabilities increased 14 basis points to 0.65% for the nine months ended September 30, 2015 from 0.51% for the same period last year.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for Non‑PCI loans and leases	$10,500	$4,000	$3,684	$31,104	$9,415
Addition to (reduction in) reserve for unfunded loan
commitments	500	1,000	(931)	2,063	(1,662)
Total provision for Non‑PCI loans and leases	11,000	5,000	2,753	33,167	7,753
(Negative provision) provision for PCI Loans	(2,254)	1,529	2,297	(1,458)	1,683
Total provision for credit losses	$8,746	$6,529	$5,050	$31,709	$9,436

Non‑PCI Credit Quality Metrics:
Net charge‑offs (recoveries) on Non‑PCI loans and leases	$3,231	$(1,367)	$6,123	$9,244	$6,572
Annualized net charge‑offs (recoveries) to average
Non-PCI loans and leases	0.11%	(0.05)%	0.22%	0.10%	0.11%
At period end:
Allowance for loan and lease losses	$92,316	$85,047	$63,084
Allowance for credit losses	100,690	92,921	68,997
Non‑PCI nonaccrual loans and leases	107,190	131,178	88,948
Non‑PCI classified loans and leases	328,038	379,988	260,986
Allowance for credit losses to Non‑PCI loans and leases	0.82%	0.78%	0.61%
Allowance for credit losses to Non‑PCI nonaccrual
loans and leases	93.9%	70.8%	77.6%
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
We recorded a provision for credit losses of $8.7 million in the third quarter of 2015 and $6.5 million in the second quarter of 2015 in accordance with our allowance methodology, which takes into consideration new loan and lease fundings, commitments to make loans and leases and underlying credit quality trends. For the Non-PCI portfolio, the $11.0 million provision, offset by net charge-offs of $3.2 million, resulted in a $7.8 million increase to the allowance for credit losses in the third quarter of 2015.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$2,601	$2,612	$2,725	$7,787	$8,446
Other commissions and fees	6,376	7,123	6,371	18,895	14,046
Leased equipment income	5,475	5,375	5,615	16,232	11,287
Gain on sale of loans and leases	27	163	973	190	594
Gain (loss) on sale of securities	655	(186)	—	3,744	4,841
FDIC loss sharing expense, net	(4,449)	(5,107)	(7,415)	(13,955)	(27,370)
Other income:
Dividends and realized gains on equity investments	4,357	8,169	3,625	16,003	4,283
Foreign currency translation net (losses) gains	(373)	(1,377)	2,253	847	2,504
Income recognized on early repayment of leases	12	1,648	510	2,396	4,976
Gain on sale of owned office building	—	—	—	—	1,570
Other	1,077	1,203	1,657	4,113	4,307
Total noninterest income	$15,758	$19,623	$16,314	$56,252	$29,484
The following table presents the details of FDIC loss sharing expense, net for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(In thousands)
FDIC Loss Sharing Expense, Net:
Loss on FDIC loss sharing asset(1)	$(846)	$(725)	$(1,735)	$(1,849)	$(4,932)
FDIC loss sharing asset amortization, net	(3,484)	(4,286)	(6,074)	(11,785)	(21,256)
Net reimbursement (to) from FDIC for covered
OREOs(2)	(11)	7	491	(7)	(908)
Other	(108)	(103)	(97)	(314)	(274)
Total FDIC loss sharing expense, net	$(4,449)	$(5,107)	$(7,415)	$(13,955)	$(27,370)
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

Third Quarter of 2015 Compared to Second Quarter of 2015
Noninterest income decreased by $3.8 million to $15.8 million for the third quarter of 2015 compared to $19.6 million for the second quarter of 2015 due mostly to lower dividends and realized gains on equity investments and lower fee income recognized as a result of loan and lease prepayments, offset by lower foreign currency translation net losses and higher net gains on sale of securities. Realized gains and dividends on equity investments tend to fluctuate from period to period based upon sales activity and actual dividends received. Dividends increased $2.2 million while realized gains on sales of equity investments decreased $5.9 million in the third quarter compared to the prior quarter. The second quarter of 2015 included the sale of three equity investments at a net gain of $6.0 million compared to one sale in the third quarter at a gain of $0.1 million. Foreign currency translation net losses decreased $1.0 million from the prior quarter as a result of movement of the U.S. Dollar against various foreign currencies, principally the Euro. In June 2015, PacWest hedged its Euro-denominated subordinated debenture with a cross currency swap to reduce the related foreign currency translation volatility. The gain on sale of securities was $0.7 million for the third quarter of 2015 compared to a net loss of $0.2 million for the second quarter; all sales related to ongoing portfolio risk management activities.
Third Quarter of 2015 Compared to Third Quarter of 2014
Noninterest income decreased by $0.6 million to $15.8 million for the third quarter of 2015 compared to $16.3 million for the third quarter of 2014. The decrease was due mostly to lower foreign currency translation net gains of $2.6 million and lower gain on sale of loans of $0.9 million offset by lower FDIC loss sharing expense of $3.0 million. As a result of the cross currency swap entered into in June 2015, the impact of foreign currency translation net gains was reduced in the 2015 third quarter as compared to the 2014 period. The decrease in FDIC loss sharing expense resulted from a $2.6 million reduction in the amortization expense of the FDIC loss sharing asset, as one of the Bank's loss sharing agreements reached the end of its initial indemnification period during the third quarter of 2014.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Noninterest income increased by $26.8 million to $56.3 million for the nine months ended September 30, 2015, compared to $29.5 million for the nine months ended September 30, 2014. The increase was due mostly to income streams gained in the CapitalSource Inc. merger, including higher dividends and realized gains on equity investments of $11.7 million, lower FDIC loss sharing expense of $13.4 million, higher leased equipment income of $4.9 million and higher other commissions and fees of $4.8 million, offset by lower gains on the sale of securities of $1.1 million. The 2015 period included the sale of four equity investments at a net gain of $6.1 million and dividends received of $9.9 million; the 2014 period included a net gain of $1.2 million on the sale of eleven equity investments and dividends received of $3.1 million. The decrease in FDIC loss sharing expense resulted from a $9.5 million decline in the amortization expense of the FDIC loss sharing asset, as one of the Bank's loss sharing agreements reached the end of its initial indemnification period during the third quarter of 2014; a $3.1 million decrease in the loss on the FDIC loss sharing asset; and a $0.9 million decrease in net reimbursement expense to the FDIC for covered OREO's. The increase in other commissions and fees was due to higher loan-related unused commitment fees and prepayment fees.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(In thousands)
Noninterest Expense:
Compensation	$48,152	$49,033	$45,861	$144,922	$119,569
Occupancy	10,762	10,588	11,188	31,950	29,861
Data processing	4,322	4,402	3,929	13,032	10,568
Other professional services	3,396	3,332	3,687	9,949	8,053
Insurance and assessments	3,805	4,716	3,020	11,546	7,792
Intangible asset amortization	1,497	1,502	1,608	4,500	4,649
Leased equipment depreciation	3,162	3,103	2,961	9,368	6,056
Foreclosed assets expense (income), net	4,521	(2,340)	4,827	2,517	3,463
Acquisition, integration and reorganization costs	747	900	5,193	3,647	93,635
Other expense:
Loan expense	1,494	1,486	3,711	3,319	7,929
Other	8,281	8,554	8,938	25,025	22,712
Total noninterest expense	$90,139	$85,276	$94,923	$259,775	$314,287
The following table presents the components of foreclosed assets expense (income), net for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(In thousands)
Foreclosed Assets Expense (Income):
Provision for losses	$4,757	$282	$4,698	$5,163	$5,066
Operating (income) expense	(152)	(2,642)	177	(2,688)	1,151
(Gain) loss on sale	(84)	20	(48)	42	(2,754)
Total foreclosed assets expense (income), net	$4,521	$(2,340)	$4,827	$2,517	$3,463

Third Quarter of 2015 Compared to Second Quarter of 2015
Noninterest expense increased by $4.8 million to $90.1 million for the third quarter of 2015 compared to $85.3 million for the second quarter of 2015. The increase was due mostly to higher foreclosed assets expense of $6.9 million, offset by lower insurance and assessments expense of $0.9 million and lower compensation expense of $0.9 million. The increase in foreclosed assets expense was due mostly to a write-down of $4.6 million on an existing foreclosed property in the third quarter, while the second quarter included gains related to foreclosed asset sales of $2.8 million. Insurance and assessments expense decreased due to lower FDIC insurance assessment expense. The reduction in compensation expense was due principally to lower stock-based compensation expense.
Third Quarter of 2015 Compared to Third Quarter of 2014
Noninterest expense decreased by $4.8 million to $90.1 million for the third quarter of 2015 compared to $94.9 million for the third quarter of 2014. The decrease in noninterest expense was due mainly to lower acquisition, integration and reorganization costs of $4.4 million. The acquisition, integration and reorganization costs for the third quarter of 2015 related to the Square 1 acquisition, and the costs for the third quarter of 2014 related to the CapitalSource Inc. merger.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Noninterest expense decreased by $54.5 million to $259.8 million for the nine months ended September 30, 2015 compared to $314.3 million for the nine months ended September 30, 2014. The decrease in noninterest expense was due mainly to lower acquisition, integration and reorganization costs of $90.0 million. Excluding this item, all of the changes from period to period were due mostly to including the operations of CapitalSource Inc. for the entire 2015 period and only subsequent to its April 7, 2014 acquisition date for the 2014 period. The acquisition, integration and reorganization costs for the nine months ended September 30, 2015 related to the Square 1 acquisition, and the costs for the same period last year related to the CapitalSource Inc. merger.
Income Taxes
The effective tax rate for the third quarter of 2015 was 36.4% compared to 34.7% for the second quarter of 2015 and 40.8% for the third quarter of 2014. The lower effective rate in the second quarter of 2015 is related to utilization of a portion of the capital loss carryforward and adjustments to certain deferred tax assets. The Company's blended statutory tax rate for federal and state is 41%. The effective tax rate for calendar year 2015 is expected to be 37.5%.

Business Segments
The Company’s reportable segments consist of “Community Banking,” “National Lending,” and “Other.” The Community Banking and National Lending segments include all of the operations of Pacific Western Bank. The Other segment consists of holding company and non-bank subsidiary operations, and intercompany eliminations.
As a result of the CapitalSource Inc. merger, the Bank formed the CapitalSource Division and reorganized our legacy asset based lending and leasing operations to be a part of this division. The National Lending Segment includes the lending operations gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group.
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
The following tables present information regarding our business segments as of and for the periods indicated:

	September 30, 2015
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,141,576	$9,302,580	$8,049	$12,452,205
Allowance for loan and lease losses	(39,522)	(63,749)	—	(103,271)
Total loans and leases, net	$3,102,054	$9,238,831	$8,049	$12,348,934
Goodwill	$333,979	$1,394,401	$—	$1,728,380
Core deposit and customer relationship intangibles, net	12,143	561	—	12,704
Total assets	6,288,790	10,418,282	107,033	16,814,105
Total deposits(1)	12,484,050	36,586	(404,873)	12,115,763
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	September 30, 2014
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of deferred fees	$3,482,125	$8,064,868	$27,892	$11,574,885
Allowance for loan and lease losses	(56,712)	(25,187)	—	(81,899)
Total loans and leases, net	$3,425,413	$8,039,681	$27,892	$11,492,986
Goodwill	$327,728	$1,394,401	$—	$1,722,129
Core deposit and customer relationship intangibles, net	17,814	1,009	—	18,823
Total assets	6,492,674	9,182,617	262,859	15,938,150
Total deposits(1)	11,826,681	—	(303,244)	11,523,437
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended September 30, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$58,368	$148,264	$1,040	$207,672
Interest expense	(10,430)	(42)	(4,680)	(15,152)
Intersegment interest income (expense)	6,629	(6,629)	—	—
Net interest income (expense)	54,567	141,593	(3,640)	192,520
Negative provision (provision) for credit losses	1,309	(10,145)	90	(8,746)
Gain on sale of securities	655	—	—	655
FDIC loss sharing expense, net	(4,449)	—	—	(4,449)
Other noninterest income	7,956	7,478	4,118	19,552
Total noninterest income	4,162	7,478	4,118	15,758
Foreclosed assets (expense) income, net	(4,787)	39	227	(4,521)
Intangible asset amortization	(1,385)	(112)	—	(1,497)
Acquisition, integration and reorganization costs	(747)	—	—	(747)
Other noninterest expense	(56,318)	(23,763)	(3,293)	(83,374)
Total noninterest expense	(63,237)	(23,836)	(3,066)	(90,139)
Intersegment noninterest income (expense)	28,280	(28,280)	—	—
Total noninterest expense - adjusted	(34,957)	(52,116)	(3,066)	(90,139)
Earnings (loss) before taxes	25,081	86,810	(2,498)	109,393
Income tax (expense) benefit	(9,584)	(33,172)	2,979	(39,777)
Net earnings	$15,497	$53,638	$481	$69,616

	Three Months Ended September 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$67,132	$134,624	$600	$202,356
Interest expense	(8,851)	(45)	(4,614)	(13,510)
Intersegment interest income (expense)	5,250	(5,250)	—	—
Net interest income (expense)	63,531	129,329	(4,014)	188,846
Negative provision (provision) for credit losses	6,314	(11,364)	—	(5,050)
FDIC loss sharing expense, net	(7,415)	—	—	(7,415)
Other noninterest income	7,566	9,953	6,210	23,729
Total noninterest income	151	9,953	6,210	16,314
Foreclosed assets (expense) income, net	(4,627)	(322)	122	(4,827)
Intangible asset amortization	(1,517)	(91)	—	(1,608)
Acquisition, integration and reorganization costs	(3,953)	(1,240)	—	(5,193)
Other noninterest expense	(53,078)	(24,835)	(5,382)	(83,295)
Total noninterest expense	(63,175)	(26,488)	(5,260)	(94,923)
Intersegment noninterest income (expense)	26,411	(26,411)	—	—
Total noninterest expense - adjusted	(36,764)	(52,899)	(5,260)	(94,923)
Earnings (loss) from continuing operations before taxes	33,232	75,019	(3,064)	105,187
Income tax (expense) benefit	(14,576)	(30,113)	1,778	(42,911)
Net earnings (loss) from continuing operations	18,656	44,906	(1,286)	62,276
Loss from discontinued operations before taxes	(8)	—	—	(8)
Income tax benefit	3	—	—	3
Net loss from discontinued operations	(5)	—	—	(5)
Net earnings (loss)	$18,651	$44,906	$(1,286)	$62,271

	Nine Months Ended September 30, 2015
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$184,716	$454,299	$1,426	$640,441
Interest expense	(32,364)	(143)	(13,787)	(46,294)
Intersegment interest income (expense)	20,490	(20,490)	—	—
Net interest income (expense)	172,842	433,666	(12,361)	594,147
Negative provision (provision) for credit losses	10,107	(41,814)	(2)	(31,709)
Gain on sale of securities	3,744	—	—	3,744
FDIC loss sharing expense, net	(13,955)	—	—	(13,955)
Other noninterest income	21,766	27,085	17,612	66,463
Total noninterest income (expense)	11,555	27,085	17,612	56,252
Foreclosed assets (expense) income, net	(5,182)	(44)	2,709	(2,517)
Intangible asset amortization	(4,164)	(336)	—	(4,500)
Acquisition, integration and reorganization costs	(3,443)	—	(204)	(3,647)
Other noninterest expense	(169,827)	(70,764)	(8,520)	(249,111)
Total noninterest expense	(182,616)	(71,144)	(6,015)	(259,775)
Intersegment noninterest income (expense)	83,700	(83,700)	—	—
Total noninterest expense - adjusted	(98,916)	(154,844)	(6,015)	(259,775)
Earnings (loss) before taxes	95,588	264,093	(766)	358,915
Income tax (expense) benefit	(36,941)	(102,020)	7,824	(131,137)
Net earnings	$58,647	$162,073	$7,058	$227,778

	Nine Months Ended September 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$214,704	$278,131	$2,244	$495,079
Interest expense	(17,528)	(184)	(9,973)	(27,685)
Intersegment interest income (expense)	9,543	(9,543)	—	—
Net interest income (expense)	206,719	268,404	(7,729)	467,394
Negative provision (provision) for credit losses	11,558	(20,994)	—	(9,436)
Gain on sale of securities	4,841	—	—	4,841
FDIC loss sharing expense, net	(27,370)	—	—	(27,370)
Other noninterest income	18,144	26,885	6,984	52,013
Total noninterest income	(4,385)	26,885	6,984	29,484
Foreclosed assets (expense) income, net	(3,399)	(284)	220	(3,463)
Intangible asset amortization	(4,238)	(411)	—	(4,649)
Acquisition, integration and reorganization costs	(83,866)	(8,714)	(1,055)	(93,635)
Other noninterest expense	(144,164)	(55,892)	(12,484)	(212,540)
Total noninterest expense	(235,667)	(65,301)	(13,319)	(314,287)
Intersegment noninterest income (expense)	49,944	(49,944)	—	—
Total noninterest expense - adjusted	(185,723)	(115,245)	(13,319)	(314,287)
Earnings (loss) from continuing operations before taxes	28,169	159,050	(14,064)	173,155
Income tax (expense) benefit	(16,240)	(63,703)	6,199	(73,744)
Net earnings (loss) from continuing operations	11,929	95,347	(7,865)	99,411
Loss from discontinued operations before taxes	(2,572)	—	—	(2,572)
Income tax benefit	1,067	—	—	1,067
Net loss from discontinued operations	(1,505)	—	—	(1,505)
Net earnings (loss)	$10,424	$95,347	$(7,865)	$97,906

Third Quarter of 2015 Compared to Third Quarter of 2014
Net earnings for the Community Banking segment decreased $3.2 million for the third quarter of 2015 to $15.5 million, compared to $18.7 million in the third quarter of 2014. Net earnings before taxes decreased $8.2 million as a result of lower net interest income of $9.0 million and a lower negative credit loss provision of $5.0 million offset by higher noninterest income of $4.0 million and lower noninterest expense-adjusted of $1.8 million. Net interest income decreased compared to the prior year period due to lower average loan and lease balances and a lower loan and lease yield. The increase in noninterest income is due to lower FDIC loss sharing expense of $3.0 million during the third quarter of 2015 when compared to the third quarter of 2014. The decrease in noninterest expense-adjusted is due mostly to lower acquisition, integration and reorganization costs of $3.2 million.
Net earnings for the National Lending segment increased $8.7 million for the third quarter of 2015 to $53.6 million, compared to $44.9 million for the third quarter of 2014. The increase in net earnings is a result of increased interest-earning assets and the related increase in pre-tax net interest income of $12.3 million. Loans increased $1.2 billion to $9.3 billion as of September 30, 2015 from $8.1 billion as of September 30, 2014.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net earnings for the Community Banking segment increased $48.2 million for the nine months ended September 30, 2015 to $58.6 million compared to $10.4 million for the nine months ended September 30, 2014. Net earnings before taxes increased $70.0 million primarily as a result of lower noninterest expense-adjusted of $86.8 million and higher noninterest income of $15.9 million offset by lower net interest income of $33.9 million. The decrease in noninterest expense-adjusted is due mostly to lower acquisition, integration and reorganization costs of $80.4 million. The increase in noninterest income is due to lower FDIC loss sharing expense of $13.4 million. Net interest income decreased compared to the prior year period due to lower average loan and lease balances and a lower loan and lease yield combined with higher interest expense on deposits due to lower accretion of the premium on acquired time deposits in the 2015 period.
Net earnings for the National Lending segment increased $66.8 million for the nine months ended September 30, 2015 to $162.1 million compared to net earnings of $95.3 million for the nine months ended September 30, 2014. The increase in earnings is a result of the CapitalSource Inc. interest-earning assets and operations being included for nine months in the 2015 period compared to six months in the 2014 period. The loan and lease balance increased approximately $8.0 billion from 2014 to 2015.

Balance Sheet Analysis
Investment Portfolio
The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	September 30, 2015
	Amortized	Fair		Duration
Security Type:	Cost	Value	Yield(1)(2)	(in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$391,904	$407,598	2.81%	3.8
Government agency and government-sponsored enterprise collateralized mortgage obligations	206,380	211,419	2.46%	4.4
Private label collateralized mortgage obligations	32,172	38,288	9.39%	2.4
Municipal securities	844,782	858,837	4.39%	6.1
Corporate debt securities	47,380	47,396	7.61%	5.5
Collateralized loan obligations	133,159	132,317	2.56%	0.3
SBA loan pool securities	51,153	51,548	2.59%	5.0
Government-sponsored enterprise debt securities	36,284	37,524	2.20%	4.8
Other securities	24,972	24,437	0.89%	4.6
Total securities available-for-sale	$1,768,186	$1,809,364	3.72%	4.8
______________________________________

(1)	Represents the yield for the month of September 30, 2015.

(2)	Tax-equivalent basis.
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	September 30, 2015
	Carrying	% of
Municipal Securities by State:	Value	Total
	(Dollars in thousands)
Washington	$94,147	11%
Texas	92,945	11%
California	84,377	10%
Ohio	72,363	8%
New York	51,511	6%
Illinois	40,044	5%
Massachusetts	32,663	4%
Indiana	27,794	3%
Colorado	27,411	3%
Oregon	27,058	3%
Total of 10 largest states	550,313	64%
All other states	308,524	36%
Total municipal securities	$858,837	100%

Loans and Leases
The following table presents our total loans and leases, net of deferred fees, by portfolio segment and class as of the dates indicated:

	September 30, 2015		June 30, 2015		December 31, 2014
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$635,160	5%	$619,510	5%	$570,634	5%
SBA	402,382	3%	401,832	3%	380,890	3%
Commercial real estate	2,334,497	19%	2,414,464	20%	2,583,965	21%
Healthcare real estate	1,140,450	9%	1,127,111	10%	1,051,491	9%
Multi-family	992,325	8%	883,083	7%	789,271	7%
Other	184,977	2%	193,821	2%	220,751	2%
Total real estate mortgage	5,689,791	46%	5,639,821	47%	5,597,002	47%
Real estate construction and land:
Residential	145,262	1%	119,825	1%	96,749	1%
Commercial	229,904	2%	213,091	2%	217,297	2%
Total real estate construction and land	375,166	3%	332,916	3%	314,046	3%
Total real estate loans	6,064,957	49%	5,972,737	50%	5,911,048	50%
Commercial:
Collateralized	359,214	3%	371,954	3%	439,567	4%
Unsecured	126,726	1%	120,415	1%	131,939	1%
Asset-based	2,022,492	16%	1,840,514	15%	1,794,907	15%
Cash flow	2,805,817	23%	2,691,743	22%	2,486,411	21%
Equipment finance	894,777	7%	904,488	8%	969,489	8%
SBA	48,107	—%	45,769	—%	47,304	—%
Total commercial	6,257,133	50%	5,974,883	49%	5,869,617	49%
Consumer	130,115	1%	86,569	1%	101,767	1%
Total loans and leases, net of deferred fees(1)	$12,452,205	100%	$12,034,189	100%	$11,882,432	100%
_______________________________________

(1)
Includes PCI loans of $193.3 million, $222.6 million and $290.8 million at September 30, 2015, June 30, 2015 and December 31, 2014, of which the majority are included in the Real Estate Mortgage - "Other" category in this table.

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
Credit Exposure Affected by Low Oil Prices
At September 30, 2015, we had 27 outstanding loan and lease relationships totaling $152.3 million to borrowers and lessees primarily involved in the oil and gas industry as compared to $177.2 million at June 30, 2015. The obligors under these loans and leases either conduct oil and gas extraction or provide industrial support services to such types of businesses. The collateral for these loans and leases primarily includes equipment, such as drilling and mining equipment and transportation vehicles, used directly and indirectly in these activities. At September 30, 2015, four relationships totaling $47.9 million were on nonaccrual status and were classified, down from $64.2 million at June 30, 2015.

The following table presents loan and lease relationships having exposure to the oil and gas industries as of the dates indicated:

	September 30, 2015		June 30, 2015
	Amount	Obligors	Amount	Obligors
	(Dollars in thousands)
Loans	$83,025	7	$87,005	8
Leases	69,247	20	90,189	21
Total oil & gas support services	$152,272	27	$177,194	29

Nonaccrual	$47,853	4	$64,232	4
Classified	$47,853	4	$64,232	4
The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	September 30, 2015		June 30, 2015		December 31, 2014
		% of		% of		% of
Loan Category:	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$446,601	8%	$382,074	7%	$480,437	9%
Retail	475,587	8%	507,900	9%	469,340	8%
Office buildings	762,418	14%	813,377	14%	776,718	14%
Owner-occupied	663,627	12%	688,074	12%	601,729	11%
Hotel	603,345	11%	616,439	11%	572,855	10%
Healthcare	1,133,285	20%	1,081,025	19%	1,030,852	19%
Mixed use	183,068	3%	167,446	3%	129,135	2%
Gas station	10,980	—%	11,059	—%	11,428	—%
Self storage	31,553	1%	46,117	1%	60,262	1%
Restaurant	9,279	—%	9,360	—%	17,145	—%
Land acquisition/development	6,592	—%	33,827	1%	28,910	1%
Unimproved land	7,417	—%	7,445	—%	7,483	—%
Other	216,725	4%	222,125	4%	224,875	4%
Total commercial real estate mortgage	4,550,477	81%	4,586,268	81%	4,411,169	79%
Residential real estate mortgage:
Multi-family	759,267	13%	689,854	13%	774,710	14%
Single family owner-occupied	132,438	2%	138,880	2%	161,652	3%
Single family nonowner-occupied	182,356	3%	157,372	3%	173,964	3%
Mixed use	10,999	—%	11,157	—%	11,537	—%
HELOCs	54,254	1%	56,290	1%	63,970	1%
Total residential real estate mortgage	1,139,314	19%	1,053,553	19%	1,185,833	21%
Total gross real estate mortgage loans	$5,689,791	100%	$5,639,821	100%	$5,597,002	100%

The following table presents a roll forward of the loan and lease portfolio by business division for the period indicated:

	Three Months Ended September 30, 2015
	Community	National
Loan and Lease Roll Forward by Business Division(1):	Banking	Lending	Total
	(Dollars in thousands)
Beginning balance	$3,101,834	$8,932,355	$12,034,189
New production	267,560	803,426	1,070,986
Existing loans and leases:
Principal repayments, net(2)	(226,451)	(403,841)	(630,292)
Loan and lease sales	—	(6,864)	(6,864)
Transfers to foreclosed assets	(378)	(10,005)	(10,383)
Charge-offs	(989)	(4,442)	(5,431)
Ending balance	$3,141,576	$9,310,629	$12,452,205

Weighted average yields on new production for the three months ended:
September 30, 2015	4.33%	5.47%	5.16%
June 30, 2015	5.17%	6.00%	5.89%
March 31, 2015	5.28%	5.84%	5.76%
December 31, 2014	5.09%	5.76%	5.67%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal repayments on existing loans, changes in revolving lines of credit (repayments and draws), loan participation sales and other changes within the loan portfolio.
The Company identified an $82 million group of multi-family loans during the third quarter and re-underwrote and acquired them in anticipation of launching a multi-family loan origination group later this year that will initially focus on Los Angeles, Orange County and Bay Area metropolitan markets. We expect this initiative will reduce overall portfolio credit risk, especially in an adverse economic environment.
The Company's portfolio of student loans has repaid rapidly. In order to replace such runoff and to further diversify the loan and lease portfolio by product and geography, we purchased a $50 million pool of student loans in the third quarter. These multi-family and student loans, which are included under "Community Banking" in the above table, reduced the third quarter total new production yield by 23 basis points to 5.16%.
Allowance for Credit Losses on Non-PCI Loans and Leases
The allowance for credit losses on non-purchased credit impaired ("Non-PCI") loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. Refer to "Balance Sheet Analysis - Allowance for Credit Losses on PCI Loans" for the policy on PCI loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
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
The qualitative criteria considered when establishing the loss factors include the following:

•	current economic trends and forecasts;

•	current commercial real estate values, performance trends, and overall outlook in the markets where we lend;

•	legal and regulatory matters that could impact our borrowers’ ability to repay our loans and leases;

•	our loan and lease portfolio composition and any loan concentrations;

•	our current lending policies and the effects of any new policies or policy amendments;

•	our new loan and lease origination volume and the nature of it;

•	our loan and lease portfolio credit performance trends; and

•	the results of our ongoing independent credit review.
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

In addition, we may refer to the loans and leases with assigned credit risk ratings of "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 6, Loans and Leases, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Non-PCI Allowance for Credit Losses Data:	2015	2015	2014	2014
	(Dollars in thousands)
Allowance for loan and lease losses	$92,316	$85,047	$70,456	$63,084
Reserve for unfunded loan commitments	8,374	7,874	6,311	5,913
Total allowance for credit losses	$100,690	$92,921	$76,767	$68,997

Allowance for credit losses to loans and leases	0.82%	0.78%	0.66%	0.61%
Allowance for credit losses to nonaccrual loans and leases	93.9%	70.8%	91.8%	77.6%
All acquired loans are recorded initially at their estimated fair value with such initial fair value including an estimate of credit losses. Two additional credit coverage ratios shown in the table below are presented to give an indication of overall credit risk coverage:

	September 30, 2015			June 30, 2015
	Non-PCI			Non-PCI
	Loans and	Allowance/	Coverage	Loans and	Allowance/	Coverage
Non-PCI Credit Risk Coverage Ratios:	Leases	Discount	Ratio	Leases	Discount	Ratio
	(Dollars in thousands)
Ending balance	$12,300,057	$100,690	0.82%	$11,846,314	$92,921	0.78%
Acquired loans	(5,180,808)	(12,173)		(5,587,662)	(12,697)
Adjusted balance	$7,119,249	$88,517	1.24%	$6,258,652	$80,224	1.28%

Ending balance	$12,300,057	$100,690	0.82%	$11,846,314	$92,921	0.78%
Unamortized purchase discount	88,690	88,690		103,302	103,302
Adjusted balance	$12,388,747	$189,380	1.53%	$11,949,616	$196,223	1.64%
The first additional credit coverage ratio calculation makes adjustments for acquired loans and leases and the related allowance. Our Non‑PCI loans and leases at September 30, 2015, included $5.2 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non‑PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At September 30, 2015, our allowance for credit losses included $12.2 million related to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non‑PCI loans and leases and the related allowance is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non‑PCI loans and leases of 1.24% at September 30, 2015; at June 30, 2015, this ratio was 1.28%.

The second additional credit coverage ratio calculation makes an adjustment for the unamortized purchase discount on acquired loans and leases. Our acquired Non-PCI loans and leases included an unamortized purchase discount of $88.7 million at September 30, 2015, which is assigned specifically to those loans and leases only. Such discount represents the acquisition date fair value adjustment based on market, liquidity, interest rate and credit risk. When the unamortized purchase discount is added back separately to both our Non-PCI loans and leases and allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non-PCI loans and leases of 1.53% at September 30, 2015; at June 30, 2015, this ratio was 1.64%.
The unamortized purchase discount is being accreted to interest income over the remaining life of the respective loans and leases using the interest method. Use of the interest method results in steadily declining amounts being taken into income in each reporting period. The remaining discount of $88.7 million at September 30, 2015 is expected to be substantially accreted to income by the end of 2018.
The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Non-PCI Allowance for Credit Losses:	2015	2015	2014	2015	2014
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$92,921	$86,554	$72,367	$76,767	$67,816
Provision for credit losses:
Addition to allowance for loan and lease losses	10,500	4,000	3,684	31,104	9,415
Addition to (reduction in) reserve for unfunded
loan commitments	500	1,000	(931)	2,063	(1,662)
Provision for credit losses	11,000	5,000	2,753	33,167	7,753
Loans and leases charged off:
Real estate mortgage	(252)	(62)	(395)	(1,767)	(976)
Commercial	(4,035)	(534)	(7,282)	(12,964)	(9,049)
Consumer	(25)	(27)	(171)	(115)	(203)
Total loans and leases charged off	(4,312)	(623)	(7,848)	(14,846)	(10,228)
Recoveries on loans charged off:
Real estate mortgage	288	200	1,312	1,783	1,949
Real estate construction and land	390	12	24	1,034	112
Commercial	239	1,744	337	2,393	1,301
Consumer	164	34	52	392	294
Total recoveries on loans charged off	1,081	1,990	1,725	5,602	3,656
Net (charge-offs) recoveries	(3,231)	1,367	(6,123)	(9,244)	(6,572)
Allowance for credit losses, end of period	$100,690	$92,921	$68,997	$100,690	$68,997

Annualized net charge-offs (recoveries) to
average loans and leases	0.11%	(0.05)%	0.22%	0.10%	0.11%

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
The following table presents the changes in our allowance for credit losses on PCI loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
PCI Allowance for Credit Losses:	2015	2015	2014	2015	2014
	(In thousands)
Allowance for credit losses on PCI loans,
beginning of period	$14,328	$12,698	$16,626	$13,999	$21,793
(Negative provision) provision	(2,254)	1,529	2,297	(1,458)	1,683
Net (charge-offs) recoveries	(1,119)	101	(108)	(1,586)	(4,661)
Allowance for credit losses on PCI loans, end of period	$10,955	$14,328	$18,815	$10,955	$18,815
Nonperforming Assets and Performing Restructured Loans
The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
	2015	2015	2014	2014
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases	$107,190	$131,178	$83,621	$88,948
Nonaccrual PCI loans(1)	4,823	6,016	25,264	27,670
Total nonaccrual loans	112,013	137,194	108,885	116,618
Foreclosed assets, net	33,216	31,668	43,721	40,524
Total nonperforming assets	$145,229	$168,862	$152,606	$157,142

Performing restructured loans(2)	$39,956	$38,203	$35,244	$34,308
Nonaccrual loans and leases to loans and leases	0.90%	1.14%	0.91%	1.01%
Nonperforming assets to loans and leases and foreclosed assets, net	1.16%	1.40%	1.28%	1.35%
_______________________________________

(1)	Represents legacy CapitalSource Inc. borrowing relationships placed on nonaccrual status as of the acquisition date.

(2)	Excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases and foreclosed assets and totaled $145.2 million at September 30, 2015 compared to $168.9 million at June 30, 2015. The $23.6 million decrease in nonperforming assets was due to a $25.2 million decline in nonaccrual loans and leases offset by a $1.5 million increase in foreclosed assets. The ratio of nonperforming assets to loans and leases and foreclosed assets decreased to 1.16% at September 30, 2015 from 1.40% at June 30, 2015.
Nonaccrual Loans and Leases
The $25.2 million decrease in nonaccrual loans and leases during the third quarter of 2015 was attributable to $15.6 million in principal payments and other reductions, a $10.0 million transfer to foreclosed assets, and $6.0 million returned to accrual status, offset by $6.4 million in additions.

The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	September 30, 2015		June 30, 2015		30 - 89 Days Past Due
		% of		% of	September 30,	June 30,
		Loan		Loan	2015	2015
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$1,845	—%	$7,894	1%	$779	$—
SBA	11,682	3%	10,141	3%	233	2,272
Other	18,294	—%	16,213	—%	2,090	2,482
Total real estate mortgage	31,821	1%	34,248	1%	3,102	4,754
Real estate construction and land:
Residential	374	—%	377	—%	—	—
Commercial	—	—%	—	—%	—	—
Total real estate construction and land	374	—%	377	—%	—	—
Commercial:
Collateralized	2,771	1%	3,761	1%	82	131
Unsecured	923	1%	537	—%	11	—
Asset-based	90	—%	40	—%	—	—
Cash flow	11,761	—%	14,605	1%	—	—
Equipment finance (1)	53,153	6%	71,130	8%	—	915
SBA	2,918	6%	3,068	7%	—	—
Total commercial	71,616	1%	93,141	2%	93	1,046
Consumer	3,379	3%	3,412	4%	88	1
Total Non-PCI loans and leases	$107,190	1%	$131,178	1%	$3,283	$5,801
_______________________________________

(1)	Includes nonaccrual loans and leases to companies involved in the oil and gas industries of $47.9 million and $64.2 million at September 30, 2015 and June 30, 2015.

As of September 30, 2015, the Company's ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $78.7 million and represented 73% of total Non-PCI nonaccrual loans and leases. The largest of these relationships had an aggregate carrying value of $40.5 million and is secured by a fleet of vessels used to service shallow water oil platforms in the Gulf of Mexico. Although the borrower's business has been adversely affected by low oil prices, it is still operating and, as of September 30, 2015, in compliance with the terms of a restructured loan agreement. A recent independent appraisal of the associated collateral indicated the liquidation value was in excess of the carrying value.

Foreclosed Assets
The following table presents the components of foreclosed assets (primarily other real estate owned, or OREO) as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Property Type:	2015	2015	2014	2014
	(In thousands)
Commercial real estate	$3,558	$3,704	$2,449	$2,559
Construction and land development	14,343	18,942	24,759	27,731
Multi-family	3,481	4,551	4,823	835
Single family residence	1,663	2,260	3,392	13
Total OREO, net	23,045	29,457	35,423	31,138
Other foreclosed assets	10,171	2,211	8,298	9,386
Total foreclosed assets	$33,216	$31,668	$43,721	$40,524
Foreclosed assets increased $1.5 million during the third quarter of 2015 mainly as a result of additions of $10.4 million offset by sales proceeds received of $4.1 million and write-downs on existing foreclosed properties of $4.8 million.
Performing Restructured Loans
Non-PCI performing restructured loans increased by $1.8 million during the third quarter of 2015 to $40.0 million at September 30, 2015. The increase was attributable primarily to $6.1 million transfered from nonaccrual status and $2.1 million in additions, offset partially by $3.2 million transfered to nonaccrual status and $3.2 million in payoffs and other reductions. At September 30, 2015, we had $27.3 million in real estate mortgage loans, $7.7 million in real estate construction and land loans, $4.8 million in commercial loans, and $0.2 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
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
PCI Delinquent and Nonaccrual Loans
Loans accounted for as PCI are generally considered accruing and performing loans as the loans accrete their discount to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2015, there were $4.8 million of PCI loans on nonaccrual status and included in the delinquency table below.
The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
	2015	2015	2014	2014
	(In thousands)
Current	$182,576	$204,288	$268,263	$309,129
30 to 89 days past due	1,789	4,672	2,700	3,685
90 days or more past due	8,924	13,678	19,828	38,565
Total	$193,289	$222,638	$290,791	$351,379

Deposits
The following table presents the balance of each major category of deposits at the dates indicated:

	September 30, 2015		June 30, 2015		December 31, 2014
		% of		% of		% of
Deposit Category:	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing deposits	$3,508,682	29%	$3,396,688	26%	$2,931,352	25%
Interest checking deposits	693,632	6	722,231	6	732,196	6
Money market deposits	1,860,983	15	1,722,633	14	1,709,068	15
Savings deposits	751,955	6	743,054	6	762,961	6
Total core deposits	6,815,252	56	6,584,606	52	6,135,577	52
Brokered non-maturity deposits	713,215	6	651,925	5	120,613	1
Total non-maturity deposits	7,528,467	62	7,236,531	57	6,256,190	53
Time deposits under $100,000	1,951,938	16	2,328,109	19	2,467,338	21
Time deposits $100,000 and over	2,635,358	22	3,017,176	24	3,031,600	26
Total time deposits	4,587,296	38	5,345,285	43	5,498,938	47
Total deposits	$12,115,763	100%	$12,581,816	100%	$11,755,128	100%
Total deposits decreased $466.1 million during the third quarter to $12.1 billion at September 30, 2015, due mainly to a decrease in time deposits of $758.0 million offset partially by an increase in core deposits of $230.6 million. The decrease in time deposits was planned as liquidity was being managed in anticipation of the Square 1 acquisition closing. At September 30, 2015, core deposits totaled $6.8 billion, or 56% of total deposits, including $3.5 billion of noninterest-bearing demand deposits, or 29% of total deposits. Deposits obtained from CapitalSource Division borrowers totaled $527.8 million at September 30, 2015, of which $514.1 million were core deposits. The remaining unamortized purchase accounting premium on acquired CapitalSource Inc. time deposits as of September 30, 2015 was $1.2 million, of which $0.4 million will be recognized as a reduction of interest expense during the fourth quarter of 2015.
The following table summarizes the maturities of time deposits, together with their weighted average contractual rate and estimated effective rate, as of the date indicated:

	September 30, 2015
	Time	Time
	Deposits	Deposits	Total		Estimated
	Under	$100,000	Time	Contractual	Effective
Maturity:	$100,000	or More	Deposits	Rate	Rate
	(Dollars in thousands)
Due in three months or less	$456,408	$394,312	$850,720	0.54%	0.49%
Due in over three months through six months	572,782	757,604	1,330,386	0.63%	0.61%
Due in over six months through twelve months	745,563	1,258,958	2,004,521	0.74%	0.72%
Due in over 12 months through 24 months	136,844	195,105	331,949	0.72%	0.64%
Due in over 24 months	40,341	29,379	69,720	1.03%	0.81%
Total	$1,951,938	$2,635,358	$4,587,296	0.67%	0.65%

At June 30, 2015	$2,328,109	$3,017,176	$5,345,285	0.71%	0.69%

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At September 30, 2015, Banks and bank holding companies considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At September 30, 2015, such disallowed amounts were $37.0 million for the Company and none were disallowed for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
New comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III”, became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. The most significant of the provisions of the New Capital Rules which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds.
The following table presents our regulatory capital ratios and the regulatory capital requirements under Basel III:

	September 30, 2015
	Pacific	PacWest	Well
	Western	Bancorp	Capitalized
	Bank	Consolidated	Requirement
Tier 1 Leverage	11.56%	12.04%	5.00%
Common Equity Tier-1 Capital	12.25	12.74	6.50
Tier 1 Capital	12.25	12.74	8.00
Total Capital	13.05	16.32	10.00
Subordinated Debentures
The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities. The amount of subordinated debentures totaled $435.4 million at September 30, 2015. At September 30, 2015, $32.8 million of the trust preferred securities was included in the Company's Tier I capital and $391.0 million was included in Tier II capital.
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
The Company manages its liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of San Francisco (“FRBSF”), which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $80.0 million with correspondent banks and $99.0 million with the FHLB, both for the purchase of overnight funds.
The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	September 30,	June 30,	December 31,
	2015	2015	2014
	(In thousands)
Primary Liquidity - On-Balance Sheet:
Cash and due from banks	$154,652	$207,598	$164,757
Interest-earning deposits at financial institutions	81,642	433,033	148,469
Investment securities available-for-sale	1,809,364	1,698,158	1,567,177
Less: pledged securities	(366,181)	(364,300)	(308,555)
Total primary liquidity	$1,679,477	$1,974,489	$1,571,848

Ratio of primary liquidity to total deposits	13.9%	15.7%	13.4%

	September 30,	June 30,	December 31,
	2015	2015	2014
	(In thousands)
Secondary Liquidity - Off-Balance Sheet
Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$2,363,841	$2,484,956	$2,391,157
Less: secured advances outstanding	(550,000)	—	(380,000)
Net secured borrowing capacity with the FHLB	1,813,841	2,484,956	2,011,157
Secured borrowing capacity with the FRBSF	1,980,643	1,973,725	1,305,650
Total secondary liquidity	$3,794,484	$4,458,681	$3,316,807
During the three months ended September 30, 2015, the Bank’s primary liquidity decreased $295.0 million due to a $351.4 million decrease in interest-earning deposits in financial institutions, a $52.9 million decrease in cash and due from banks, and a $1.9 million increase in pledged investment securities available-for-sale, offset by a $111.2 million increase in investment securities available-for-sale. The Bank’s secondary liquidity decreased $664.2 million during the third quarter due mainly to a $550.0 million increase in FHLB secured advances outstanding and a $121.1 million decrease in the borrowing capacity on the secured credit line with the FHLB. The decrease in liquidity during the third quarter was planned in anticipation of the liquidity to be acquired at the close of the Square 1 acquisition.

At September 30, 2015, certain qualifying loans totaling $2.6 billion were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by a blanket lien on certain qualifying loans that are not pledged to the FRBSF.
In addition to our primary liquidity, we generate liquidity from cash flows from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At September 30, 2015, such deposits totaled $6.8 billion and represented 56% of the Bank's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources.
Deposits from our customers may decrease if interest rates increase significantly or if corporate customers move funds from the Bank generally. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.
The following table provides a summary of the Bank’s core deposits at the dates indicated:

	September 30,	June 30,	December 31,
	2015	2015	2014
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$3,508,682	$3,396,688	$2,931,352
Interest checking	693,632	722,231	732,196
Money market deposits	1,860,983	1,722,633	1,709,068
Savings deposits	751,955	743,054	762,961
Total core deposits	$6,815,252	$6,584,606	$6,135,577
Our liquidity policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus FHLB borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2015, we were in compliance with all liquidity guidelines established in the liquidity policy.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At September 30, 2015, brokered deposits totaled $1.2 billion, consisting of $423.3 million of brokered time deposits, $713.2 million of non-maturity brokered sweep accounts, $37.8 million of CDARS Program deposits, and $16.2 million of other miscellaneous brokered deposits. At December 31, 2014, brokered deposits totaled $776.5 million, consisting of $592.7 million of brokered time deposits, $120.6 million of non-maturity brokered sweep accounts, $44.0 million of CDARS Program deposits, and $19.1 million of other miscellaneous brokered deposits, The CDARS Program represents deposits that are participated with other FDIC‑insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers’ deposits. The amount of our brokered deposits has increased in recent quarters because of favorable market conditions for brokered deposits compared to retail time deposits we obtain from the Bank's branch network and the large amount of deposits that can be obtained in a short period of time to manage liquidity and funding needs.
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

Dividends paid by state banks, such as the Bank, are regulated by the California Department of Business Oversight (“DBO”) under its general supervisory authority as it relates to a bank’s capital requirements and the FDIC. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three and nine months ended September 30, 2015, PacWest received $55.0 million and $150.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the holding company require DBO and FDIC approval.
At September 30, 2015, PacWest had $405.7 million in cash, of which the majority is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company's cash flow needs over the next 12 months.
PacWest did not renew the unsecured, variable-rate revolving line of credit in the amount of $75.0 million which expired on September 30, 2015.
Asset/Liability Management and Interest Rate Sensitivity
For discussion regarding market risks which affect the Company's assets and liabilities, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" presented elsewhere in this report.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	September 30, 2015
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits(1)	$4,184,254	$380,711	$20,569	$389	$4,585,923
Overnight FHLB advance	550,000	—	—	—	550,000
Long-term debt obligations(1)	1,348	982	167	540,610	543,107
Contractual interest(2)	14,279	4,085	797	16	19,177
Operating lease obligations	21,888	36,513	25,035	31,860	115,296
Other contractual obligations	12,262	14,098	8,305	21,084	55,749
Total	$4,784,031	$436,389	$54,873	$593,959	$5,869,252
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 9, Borrowings, Subordinated Debentures and Brokered Deposits, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, and commitments under deferred compensation arrangements.
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

Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At September 30, 2015, our loan and lease-related commitments, including standby letters of credit, totaled $2.1 billion. The commitments, which may result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2014, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
Market Risk - Foreign Currency Exchange
The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency gains of $0.8 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively. In June 2015, we hedged our Euro-denominated subordinated debentures with a cross currency swap to reduce the related foreign currency translation volatility.
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
We evaluated the results of our net interest income simulation and market value of equity models prepared as of September 30, 2015, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is asset sensitive. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability sensitive profile would suggest that these amounts would decrease. In general, we view the net interest income model results as more relevant to the Company’s current operating profile and manage our balance sheet giving priority to this information.
Net Interest Income Simulation
We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2015. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at September 30, 2015. In order to arrive at the base case, we extend our balance sheet at September 30, 2015 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of September 30, 2015. Based on such repricing, we calculate an estimated net interest income and net interest margin.

The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are variable‑rate loans, which are assumed to reprice in accordance with their contractual terms. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, the 4.00% floor we have administered on the Bank's base lending rate (affecting $492 million of variable-rate loans originated by the Community Banking segment tied to this index), and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents as of September 30, 2015, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points:

				Estimated
	Estimated	Percentage	Estimated	Net Interest
September 30, 2015	Net Interest	Change	Net Interest	Margin Change
Interest Rate Scenario:	Income	From Base	Margin	From Base
	(Dollars in millions)

Up 300 basis points	$870.6	14.1%	6.03%	0.74%
Up 200 basis points	$828.7	8.6%	5.74%	0.45%
Up 100 basis points	$789.1	3.4%	5.47%	0.18%
BASE CASE	$763.1	—	5.29%	—
Down 100 basis points	$765.5	0.3%	5.31%	0.02%
Down 200 basis points	$765.9	0.4%	5.31%	0.02%
Down 300 basis points	$766.8	0.5%	5.32%	0.03%

Total base case year 1 net interest income increased to $763 million at September 30, 2015 from $735.5 million at June 30, 2015. The increase in base case year 1 net interest income was due to the increase in the ending balance of the loan and securities portfolios during the quarter. The net interest income ("NII") simulation model prepared as of September 30, 2015 suggests our balance sheet is asset sensitive. The degree of asset sensitivity in the third quarter’s NII rate shock results increased slightly compared to the prior quarter primarily due to the increase in the balance of variable rate loans and the increase in the balance of core deposits during the quarter.
In addition to parallel interest rate shock scenarios, the Company also models various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. One such scenario provides for market rates to increase during the next six months in accordance with forward U.S. Treasury rates and thereafter to increase by 25 basis points every six months. The expected first year NII under this alternative rising rate scenario would be approximately 0.50% higher than the base case.
Although $9.6 billion of the $12.3 billion of total loans in the portfolio have variable interest rate terms, only $2.4 billion of those variable-rate loans would immediately reprice at September 30, 2015 under the modeled scenarios. Of the remaining variable-rate loans, $6.5 billion would not immediately reprice because the loans' fully-indexed rates are below their floor rates.

Of the $6.5 billion of loans at their floors, the fully-indexed rates would rise off of the floors and reprice as follows:

September 30, 2015
Rate
Cumulative	Increase
Amount of	Needed to
Loans	Reprice
(Dollars in millions)
$5,906.0	100 bps
$6,235.5	200 bps
$6,383.4	300 bps
Additionally, certain variable-rate hybrid ARM loans do not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to variable-rate, because the initial fixed-rate term would expire, was approximately $196 million, $295 million, and $517 million in the next one, two, and three years.
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
This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at September 30, 2015.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of September 30, 2015:

					Ratio of
	Estimated	Dollar	Percentage	Percentage	Estimated
September 30, 2015	Market	Change	Change	of Total	Market Value
Interest Rate Scenario:	Value	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Up 300 basis points	$4,169.9	$102.8	2.5%	24.8%	116.4%
Up 200 basis points	$4,144.1	$77.0	1.9%	24.6%	115.7%
Up 100 basis points	$4,108.4	$41.3	1.0%	24.4%	114.7%
BASE CASE	$4,067.1	$—	—	24.2%	113.6%
Down 100 basis points	$4,026.0	$(41.1)	(1.0)%	23.9%	112.4%
Down 200 basis points	$3,916.2	$(150.9)	(3.7)%	23.3%	109.3%
Down 300 basis points	$3,875.3	$(191.8)	(4.7)%	23.0%	108.2%
In comparing the September 30, 2015 simulation results to June 30, 2015, our base case estimated market value of equity has decreased while our overall profile has remained relatively unchanged. Base case market value of equity decreased $225.3 million compared to June 30, 2015. The decrease in base case market value of equity was due primarily to a decrease in net present value of loans due to the increased discount rate used for the calculation. The discount rate used to value loans is derived from the prevailing spread of high yield bonds, which increased during the quarter.

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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2014. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this quarterly report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the third quarter of 2015:

Total
	Number of	Average
	Shares	Price Paid
Purchase Dates	Purchased(1)	Per Share
July 1, 2015 - July 31, 2015	—	$—
August 1, 2015 - August 31, 2015	1,195	46.37
September 1, 2015 - September 30, 2015	—	—
Total	1,195	$46.37
__________________________

(1)	Shares repurchased pursuant to net settlement by employees and directors, in satisfaction of income tax withholding obligations incurred through the vesting of Company stock.

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated March 1, 2015 between PacWest Bancorp and Square 1 Financial, Inc. (Exhibit 2.1 to Form 8-K filed on March 5, 2015 and incorporated herein by this reference).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014 and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014 and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Condensed Consolidated Financial Statements.

_____________________
* Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date: November 6, 2015	/s/ Patrick J. Rusnak
Patrick J. Rusnak
Executive Vice President and Chief Financial Officer