Form 10-K
period 2015-12-31
PACWEST BANCORP
filed 2016-02-29
CIK 1102112

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Commission File No. 001-36408
PACWEST BANCORP
(Exact name of registrant as specified in its charter)

Delaware	33-0885320
(State of Incorporation)	(I.R.S. Employer Identification No.)
9701 Wilshire Blvd., Suite 700
Beverly Hills, CA 90212
(Address of Principal Executive Offices, Including Zip Code)
(310) 887-8500
(Registrant's Telephone Number, Including Area Code)

Common Stock, par value $0.01 per share	The Nasdaq Stock Market, LLC
(Title of Each Class)	(Name of Exchange on Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2015, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 30, 2015, was approximately $4.8 billion. Registrant does not have any nonvoting common equities.
As of February 22, 2016, there were 120,208,695 shares of registrant's common stock outstanding, excluding treasury shares and 1,517,356 shares of unvested restricted stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP
2015 ANNUAL REPORT ON FORM 10-K

PACWEST BANCORP
2015 ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
General
PacWest Bancorp, a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or "BHCA", with our corporate headquarters located in Los Angeles, California. Our principal business is to serve as the holding company for our wholly-owned subsidiary, Pacific Western Bank. References to "Pacific Western" or the "Bank" refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to "we," "us," or the "Company" refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to "PacWest" or to the "holding company," we are referring to PacWest Bancorp, the parent company, on a stand-alone basis. We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and deposit products and services through 80 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer products and services under the brand names of Pacific Western as well as its business groups, CapitalSource and Square 1 Bank. CapitalSource focuses on providing cash flow, asset-based, equipment and real estate loans and treasury management services to established middle market businesses on a national basis. Square 1 Bank focuses on providing a comprehensive suite of financial products tailored to service entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser, provides investment advisory and asset management services to select clients.
We were established in October 1999 and have achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business model, service-driven focus, and presence in attractive markets, as well as maintaining a highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth, both organically and through disciplined acquisitions. We have successfully completed 28 acquisitions since 2000 which have contributed to our growth and expanded our market presence throughout the United States.
As of December 31, 2015, we had total assets of $21.3 billion, gross loans and leases of $14.5 billion, total deposits of $15.7 billion and stockholders’ equity of $4.4 billion.
From the second quarter of 2012 to the third quarter of 2015, we operated as three reportable segments: Community Banking, National Lending (formerly Asset Financing) and Other. As a result of the Square 1 Financial, Inc., or "Square 1" acquisition, along with changes in personnel, reporting structure, and operations, we re-evaluated our segment reporting for year-end 2015.
At December 31, 2015, we operated as one reportable segment. The factors considered in making this determination include the nature of products and offered services, the geographic regions in which we operate, the applicable regulatory environment, and the discrete financial information reviewed by our key decision makers.
Our Business Strategy
General Overview
We believe that stable, long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined credit underwriting standards. We continue to focus on originating high-quality loans and leases and growing our low-cost deposit base through our relationship-based business lending. These core strengths enable us to maintain our operational efficiency and increase profitability, increase our core deposits and grow loans and leases in a sound manner.
Our loan and lease portfolio consists primarily of real estate mortgage loans, real estate construction and land loans, and commercial and industrial, or "C&I", loans and leases. We pursue attractive growth opportunities to expand and enter new markets aligned with our business model and strategic plans. Additionally, we focus on cultivating strong relationships with firms within the private equity and venture capital community nationwide, many of which are also our clients and/or may invest in our clients.

Our reputation, expertise and relationship-based business banking model enable us to deepen our relationships with our customers. We leverage our relationships with existing customers by cross-selling our products and services, including attracting deposits from and offering cash management solutions to our loan and lease customers. We price our deposit products with a view to maximizing our share of each customer's financial services business and prudently managing our cost of funds.
Focusing on operational efficiency is critical to our profitability and future growth. We intend to carefully manage our cost structure and continuously refine and implement internal processes and systems to create further efficiencies and enhance our earnings. We are also continuing our efforts to shift our deposit base from certificates of deposit to lower-cost core deposits, a strategic initiative that was undertaken following the CapitalSource Inc. merger. The acquisition of Square 1 accelerated this process as nearly all of the $3.8 billion of acquired deposits were core deposits.
Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed 28 acquisitions since 2000, including the Square 1 acquisition in 2015 and the CapitalSource Inc. acquisition in 2014. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise.
The following chart summarizes the acquisitions completed since our inception:

Date	Institution/Company Acquired
May 2000	Rancho Santa Fe National Bank
May 2000	First Community Bank of the Desert
January 2001	Professional Bancorp, Inc.
October 2001	First Charter Bank
January 2002	Pacific Western National Bank
March 2002	W.H.E.C., Inc.
August 2002	Upland Bank
August 2002	Marathon Bancorp
September 2002	First National Bank
January 2003	Bank of Coronado
August 2003	Verdugo Banking Company
March 2004	First Community Financial Corporation
April 2004	Harbor National Bank
August 2005	First American Bank
October 2005	Pacific Liberty Bank
January 2006	Cedars Bank
May 2006	Foothill Independent Bancorp
October 2006	Community Bancorp Inc.
June 2007	Business Finance Capital Corporation
November 2008	Security Pacific Bank (deposits only)(1)
August 2009	Affinity Bank(1)
August 2010	Los Padres Bank(1)
January 2012	Pacific Western Equipment Finance (formerly Marquette Equipment Finance)
April 2012	Celtic Capital Corporation
August 2012	American Perspective Bank
May 2013	First California Financial Group, Inc.(2)
April 2014	CapitalSource Inc.
October 2015	Square 1 Financial, Inc.
______________________

(1)	FDIC assisted.

(2)	Includes assets covered by two FDIC loss sharing agreements.

Depository Products and Services
Deposits are our primary source of funds to support our revenue-generating assets and provide a source of low-cost funds and deposit-related fee income. We offer traditional deposit products to businesses and other customers with a variety of rates and terms, including demand, money market, and time deposits. We also provide international banking services, multi-state deposit services, asset management services, as well as product offerings through other correspondent banks. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation, or "FDIC," up to statutory limits.
Our branch network allows us to gather deposits, expand our brand presence and service our customers’ banking and cash management needs. In addition, as the banking industry continues to experience broader customer acceptance of on-line and mobile banking tools for conducting basic banking functions we are able to serve our customers through a wide range of non-branch channels, including on-line and telephone banking platforms, which allows us to attract new depositors without a commensurate increase in branch traffic.
At December 31, 2015, we had ATMs at 63 of our branches and had another two at off-site locations located in California. We are part of the MoneyPass network that enables our customers to withdraw cash surcharge-free and service charge-free at over 25,000 ATM locations across the country. We provide access to customer accounts via a 24 hour seven-day-a-week, toll-free, automated telephone customer service and secure on-line banking services.
At December 31, 2015, our total deposits consisted of $10.6 billion in core deposits, $4.2 billion in time deposits and $0.9 billion in brokered non-maturity deposits. Core deposits represented 67% of total deposits at December 31, 2015, and were comprised of $6.2 billion in noninterest-bearing deposits, $0.9 billion in interest-bearing checking accounts, $2.8 billion in money market accounts and $0.7 billion in savings accounts. Our deposit base is also diversified by client type. As of December 31, 2015, no individual depositor represented more than 1.2% of our total deposits, and our top ten depositors represented 8.6% of our total deposits.
The composition of our deposit mix changed as a result of the CapitalSource Inc. merger, which lowered the proportion of core deposits and increased the proportion of more expensive time deposits. Since the CapitalSource Inc. merger, we have focused on shifting the mix of our deposits to include a higher proportion of core deposits. Our dedicated team of professionals has been successful in growing our low-cost, core deposit base by attracting deposits from our business customers and offering alternative cash management solutions intended to help retain business customers. The Square 1 acquisition completed in October 2015 accelerated this shift in deposit mix.
We face strong competition in gathering deposits. Our most direct competition for deposits comes from nationwide, regional, and community banks, savings banks and associations, credit unions, insurance companies, money market funds, brokerage firms and other non-bank financial services companies that target the same customers we do. We compete actively for deposits and emphasize solicitation of noninterest-bearing deposits. We seek to provide a higher level of personal service than our larger competitors, many of whom have more assets, capital and resources than we do and may be able to conduct more intensive and broader based promotional efforts to reach both commercial and retail customers. We also compete based on interest rates. Our cost of funds fluctuates with market interest rates and may be affected by higher rates being offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. Competition for deposits is also affected by the ease with which customers can transfer deposits from one institution to another.
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through Square 1 Asset Management, Inc. ("S1AM"), our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At December 31, 2015, total off-balance sheet client investment funds were $2.0 billion, of which $1.6 billion was managed by S1AM. Subsequent to the completion of the Square 1 acquisition, we launched an initiative to migrate client investment funds into on-balance sheet deposit products, and approximately $300 million were transferred as of December 31, 2015.

Lending Activities
We conduct a range of commercial lending activities that includes real estate mortgage, real estate construction and land loans and C&I loans and leases. Our commercial real estate loans are secured by a range of property types. Our C&I loan offerings are diverse and generally include various asset-secured loans, equipment-secured loans and leases, cash flow loans (leveraged loans) to finance business acquisitions and recapitalizations, and venture loans to support the operations of entrepreneurial companies during the various phases of their start-up operations. We price loans to preserve our interest spread and maintain our net interest margin. Loan interest rates may be floating throughout the loan term or fixed. The rates on hybrid loans typically are fixed for a set period and then become floating later in the loan term. While we do not actively solicit consumer loans, we hold consumer loans, which are primarily purchased participation interests in student loans originated and serviced by a third-party lender.
Real Estate Loans
Our real estate lending activities focus primarily on loans to professional developers and real estate investors for the acquisition, refinancing and construction of commercial real estate. Our real estate loans generally are collateralized by first deeds of trust on specific commercial properties. The most prevalent types of properties securing our real estate loans are various healthcare properties such as skilled nursing facilities and assisted living facilities, multi-family properties, office properties, hotels, industrial properties, and retail properties. This includes loans provided to owners of commercial real estate properties that use such premises to conduct their operations. The properties are located across the United States, primarily in central business districts, but a substantial percentage of our real estate collateral is in California. Our real estate loans generally have an initial interest-only period followed by an amortization schedule with a lump sum balloon payment due in one to ten years or may, more immediately, have interest and principal payments due on an amortization schedule ranging from 15 to 30 years with a lump sum balloon payment due in one to ten years. Construction loans typically finance from 50% to 70% of the costs to construct commercial or multi-family residential properties. The terms are generally two to four years.
We also provide real estate secured loans under the Small Business Administration’s (or "SBA") 7(a) Program and 504 Program. Compliant Small Business Administration 7(a) loans have an SBA guaranty for 75% of the loan. SBA 504 loans are 50% loan-to-value first deed of trust mortgage loans on owner-occupied commercial real estate where a second deed of trust is also provided by a nonprofit certified development company. The SBA 7(a) and SBA 504 mortgage loans repay on a twenty-five year amortization schedule.
Our real estate portfolio is subject to certain risks including, but not limited to, the following:

•	increased competition in pricing and loan structure;

•	the economic conditions of the United States, particularly Southern California;

•	interest rate increases;

•	decreased real estate values in the markets where we lend;

•	the borrower's inability to repay our loan due to decreased cash flow or operating losses;

•	the borrower’s inability to refinance or payoff our loan upon maturity;

•	loss of our loan principal stemming from a collateral foreclosure; and

•	various environmental risks, including natural disasters.
In addition to the foregoing, construction loans are also subject to project-specific risks including, but not limited to, the following:

•	construction costs being more than anticipated;

•	construction taking longer than anticipated;

•	failure by developers and contractors to meet project specifications;

•	disagreement between contractors, subcontractors and developers;

•	demand for completed projects being less than anticipated; and

•	buyers of the completed projects not being able to secure financing.
The risks related to buyer inability to secure permanent financing and loss through foreclosure are affected by market conditions and are not entirely controllable by us. When considering the markets in which to pursue real estate loans, we consider the market conditions, our current loan portfolio concentrations by property type and by market, and our past experience with the borrower, the specific market, and the property type.

When underwriting real estate loans, we seek to mitigate risk by using the following framework:

•	reviewing each loan request and renewal individually;

•	using a credit committee approval process for the approval of each loan request over a certain dollar amount;

•
adhering to written loan policies including, among other factors, minimum collateral requirements, maximum loan‑to‑value ratio requirements, cash flow requirements and full or partial guaranty requirements;

•	obtaining independent third-party appraisals that are reviewed by our appraisal department;

•	obtaining environmental risk assessments; and

•	obtaining seismic studies where appropriate.
With respect to construction loans, in addition to the foregoing, we attempt to mitigate project-specific risks by:

•	implementing a controlled disbursement process for loan proceeds in accordance with an agreed upon schedule;

•	conducting project site visits; and

•	monitoring the construction costs compared to the budgeted costs and the remaining costs to complete.
SBA 7(a) and 504 program loans are subject to the risks outlined above and the risk that an SBA 7(a) guaranty may be invalid if SBA specific procedures are not followed. We seek to mitigate this risk by maintaining and following additional policies specific to SBA loans which align with SBA requirements.
C&I Loans and Leases
Our C&I loan and lease offerings are diverse and generally include various cash flow loans (leveraged loans) to finance business acquisitions and recapitalizations, asset-based loans, equipment-secured loans and leases, and venture-backed loans to support the operations of entrepreneurial companies during the various phases of their start-up operations.
Our C&I loans include the following specific lending products:

•
Cash flow loans. These loans include senior secured loans provided to entities in conjunction with equity contributions from private equity groups to finance the acquisition or recapitalization of a business, SBA 7(a) loans, loans to professionals and other specialty finance products, and leveraged loans (defined below). Our cash flow lending focuses on borrowers with a high degree of contractual recurring revenues operating primarily in the technology, healthcare and security monitoring sectors. The primary source of repayment is cash flow from operations, the refinancing of the loan, and/or the proceeds from the sale of the company. The loan terms are three to six years with some amortization during the term. According to regulatory guidance, the majority of cash flow loans are considered leveraged loans. Leveraged loans are typically loans where the proceeds are used for buyouts or acquisitions and where the resulting total debt levels are four or more times the in-place historical adjusted earnings of the borrower. Leveraged loans are supported by underwriting that indicates the debt levels relative to earnings will decline meaningfully over the terms of the loans and for which the enterprise value provides sufficient coverage for our debt. The SBA 7(a) loans are secured by the value of a business and its equipment and are fully-amortizing term loans generally over a 10-year period.

•
Asset-based loans. These loans are used for working capital and are secured by trade accounts receivable and/or inventory. In conjunction with our healthcare real estate loans, we may provide healthcare operators with asset-based loans secured by healthcare accounts receivable to support working capital needs. This loan segment also includes lender finance loans or loans to finance companies and timeshare operators. These loans are used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables owed to our borrowers. The primary sources of repayment are the operating income of the borrower, the collection of the receivables securing the loan, and/or the sale of the inventory securing the loan. The loans are typically revolving lines of credit with terms of one to three years. Also included in this segment are loans used to finance annual life insurance premiums and are fully secured by the corresponding cash surrender value of life insurance contracts and other liquid collateral with one-year terms that generally renew annually.

•
Equipment-secured loans and leases. These loans and leases are used to purchase equipment essential to the operations of our borrower or lessee and are secured by the specific equipment financed. The primary source of repayment is the operating income of the borrower or lessee. The loan and lease terms are two to ten years and generally amortize to either a full repayment or residual balance or investment that is expected to be collected through a sale of the equipment to the lessee or a third party.

•
Venture capital loans. These loans are to venture-backed companies to support their operations, including operating losses, working capital requirements and fixed asset acquisitions. Our borrowers are at various stages in their development and are generally reporting operating losses. The primary sources of repayment are future additional venture capital equity investments, or the sale of the company or its assets. This loan segment also includes loans directly to venture capital firms, venture capital funds, and venture capital management companies to provide a bridge to the receipt of capital calls and to support the borrowers' working capital needs, such as the cost of raising a new venture fund or leasehold improvements for new office space. The primary sources of repayment are receipt of capital calls, exits from portfolio company investments, or management fees. The loan terms for venture loans are generally one to four years.

Our portfolio of C&I loans and leases is subject to certain risks including, but not limited to, the following:

•	the economic conditions of the United States;

•	interest rate increases;

•	deterioration of the value of the underlying collateral;

•	increased competition in pricing and loan structure;

•	the deterioration of a borrower’s or guarantor’s financial capabilities; and

•	various environmental risks, including natural disasters, which can negatively affect a borrower’s business.
When underwriting C&I loans and leases, we seek to mitigate risk by using the following framework:

•	consider the prospects for the borrower's industry;

•	consider our past experience with the borrower, the borrower's industry, and the collateral type;

•	consider our current loan and lease portfolio concentration by loan type and collateral type;

•	reviewing each loan request and renewal individually;

•	using our credit committee approval process for the approval of each loan request over a certain dollar amount; and

•	adhering to written loan underwriting policies and procedures.
Consumer Loans
Consumer loans include personal loans, auto loans, home equity lines of credit, revolving lines of credit, other loans typically made by banks to individual borrowers, and purchased participation interests in student loans originated and serviced by a third-party lender. We do not currently originate first trust deed home mortgage loans. Home equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real estate properties. During 2013, 2014 and 2015 we purchased participation interests in student loans that are not guaranteed by any program of the U.S. Government. These loans refinanced the outstanding student loan debt of borrowers who met certain underwriting criteria, with terms that fully amortize the debt over terms ranging from five to twenty years.
Our consumer loan portfolio is subject to certain risks, including, but not limited to, the following:

•	the economic conditions of the United States and the levels of unemployment;

•	the amount of credit offered to consumers in the market;

•	interest rate increases;

•	consumer bankruptcy laws which allow consumers to discharge certain debts (excluding student loans);

•	compliance with consumer lending regulations;

•	additional regulations and oversight by the Consumer Financial Protection Bureau ("CFPB"); and

•	the ability of the sub-servicer of the Bank’s student loan participation interests to service the loans in accordance with the terms of the loan purchase agreement.
We seek to mitigate the exposure to such risks through the direct approval of all internally originated consumer loans by reviewing each loan request and renewal individually and adhering to written credit policies. For all purchased student loan participation interests, we monitor the performance of the originator and the enforcement of our rights under the loan purchase agreement.

Loan Concentrations
The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Commercial	$4,645,533	33%	$4,583,350	38%
Residential	1,211,209	8%	1,010,022	9%
Total real estate mortgage	5,856,742	41%	5,593,372	47%
Real estate construction and land:
Commercial	345,991	2%	220,927	2%
Residential	184,382	1%	96,749	1%
Total real estate construction and land	530,373	3%	317,676	3%
Total real estate	6,387,115	44%	5,911,048	50%
Commercial:
Cash flow (1)	3,073,965	21%	2,665,654	22%
Asset-based	2,547,665	18%	2,234,474	19%
Equipment finance	890,349	6%	969,489	8%
Venture capital	1,458,013	10%	—	—%
Total commercial	7,969,992	55%	5,869,617	49%
Consumer	121,147	1%	101,767	1%
Total loans and leases, net of deferred fees (2)	$14,478,254	100%	$11,882,432	100%
_______________________________________

(1)	Includes leveraged loans of $2.2 billion and $1.7 billion at December 31, 2015 and 2014.

(2)
Includes purchased credit impaired ("PCI") loans of $189.0 million and $290.9 million at December 31, 2015 and 2014, of which the majority are included in the Real Estate Mortgage category in this table.

Real estate mortgage loans and real estate construction and land loans together comprised 44% and 50% of our total portfolio at December 31, 2015 and 2014. The decline in real estate loans as a percentage of total loans was attributable to commercial loans acquired in connection with the Square 1 acquisition and net loan originations and repayment activity during 2015.
Commercial real estate mortgage loans are diversified among various property types. At December 31, 2015, our largest property type concentration was healthcare property, totaling $1.2 billion or 21% of real estate mortgage loans. Healthcare property types include skilled nursing facilities, hospitals, assisted living facilities, independent living facilities, and owner-occupied medical office facilities. At December 31, 2014, healthcare property totaled $1.0 billion and comprised 19% of real estate mortgage loans.
Other significant real estate concentrations were office properties at 12% and 14% of real estate mortgage loans at December 31, 2015 and 2014, and multi-family properties at 14% of real estate mortgage loans at December 31, 2015 and 2014.
Commercial loans and leases comprised 55% and 49% of our total portfolio at December 31, 2015 and 2014. The increase in the commercial loan and lease portfolio composition in 2015 is attributable to commercial loans acquired in connection with the Square 1 acquisition and net loan originations and repayment activity.
Commercial loans and leases are diversified among various loan types and industries. At December 31, 2015, our largest commercial loan type concentration was cash flow loans, totaling $3.1 billion or 21% of our total portfolio compared to 22% at December 31, 2014. Other significant commercial concentrations were asset-based loans at 18% and 19% of the total portfolio at December 31, 2015 and December 31, 2014, and equipment finance at 6% and 8% of the total portfolio at December 31, 2015 and December 31, 2014. Venture capital loans were 10% of the total portfolio at December 31, 2015, and represent venture capital loans acquired in the Square 1 acquisition.

Current Developments
Square 1 Financial, Inc. Acquisition
PacWest acquired Square 1 Financial, Inc. (“Square 1”) on October 6, 2015. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into Pacific Western and we formed the Square 1 Bank Division of the Bank. We provide a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors nationwide marketed under the Square 1 Bank Division brand. We completed this acquisition to increase our core deposits, expand our nationwide lending platform, and increase our presence in the technology and life-sciences credit markets. We recorded the acquired assets and liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date and increased total assets by approximately $4.6 billion. The application of the acquisition method of accounting resulted in goodwill of $448 million.
CapitalSource Inc. Merger
PacWest acquired CapitalSource Inc. on April 7, 2014. As part of the merger, CapitalSource Bank (“CSB”), a wholly-owned subsidiary of CapitalSource Inc., merged with and into Pacific Western. At closing, we formed the CapitalSource Division of the Bank. We provide a full spectrum of financing solutions across numerous industries and property types to middle market businesses nationwide marketed under the CapitalSource Division brand. We completed this acquisition in order to increase our loan and lease generation capabilities and to diversify our loan portfolio. We recorded the acquired assets and liabilities, both tangible and intangible, at their estimated fair values as of the merger date and increased total assets by approximately $10.7 billion. The application of the acquisition method of accounting resulted in goodwill of $1.5 billion.
Financing
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt and equity. As a member of the Federal Home Loan Bank of San Francisco (“FHLB”), the Bank had financing capacity with the FHLB as of December 31, 2015 of $2.5 billion, collateralized by a blanket lien on certain qualifying loans.
Information Technology Systems
We devote significant resources to maintain stable, reliable, efficient and scalable information technology systems. Where possible, we utilize third-party software systems that are hosted and supported by nationally recognized vendors.  We selectively employ proprietary software systems to support our specialty lending products.  We work with our third-party vendors to monitor and maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, automates numerous internal controls, improves customer experiences and reduces costs. Most customer records are maintained digitally. We also provide on-line and telephone banking services to further improve the overall client experience. We expect to convert from the core processing system that is used to manage customer accounts to a processing system offered by another software vendor with the initial phase occurring during the second quarter of 2016.
We maintain a strategic plan with respect to information technology. The information technology strategic plan outlines how specific solutions will support our overall goals, analyzes infrastructure for capacity planning, details migration plans to replace aging hardware and software, provides baseline projections for allocating information technology staff, discusses information security trends and measures, considers future technologies, and provides details on information technology initiatives over the next several years.
 Protecting our systems to ensure the safety of our customers’ information is critical to our business. We use multiple layers of protection to control access and reduce risk, including conducting a variety of audits and vulnerability and penetration tests on our platforms, systems and applications, and maintain comprehensive incident response plans to reduce the risk that any cyber attacks are successful. To protect against disasters, we have a backup offsite core processing system and recovery plans.
We invested in an enterprise data warehouse system in order to capture, analyze and report key metrics associated with our customers and products. Data that previously was arduous to collect across multiple systems is now available daily through standard and ad hoc reports to assist with managing our business and competing effectively in the marketplace.

Risk Oversight and Management
We believe risk management is another core competency of our business. We have a comprehensive risk management process that monitors, evaluates and manages the risks we assume in conducting our activities. Our oversight of this risk management process is conducted by the Company’s Board of Directors (the “Board”) and its standing committees. The committees each report to the Board and the Board has overall oversight responsibility for risk management.
Our risk framework is structured to guide decisions regarding the appropriate balance between risk and return considerations in our business. Our risk framework is based upon our business strategy, risk appetite and financial plans approved by our Board. Our risk framework is supported by an enterprise risk management program. Our enterprise risk management program integrates all risk efforts under one common framework. This framework includes risk policies, procedures, measured and reported limits and targets, and reporting. Our Board approves our risk appetite statement, which sets forth the amount and type of risks we are willing to accept in pursuit of achieving our strategic, business and financial objectives. Our risk appetite statement provides the context for our risk management tools, including, among others, risk policies, delegated authorities, limits, portfolio composition, underwriting standards and operational processes.
Competition
The banking business is highly competitive. We compete for loans and leases, deposits, employees and customers nationwide with other commercial banks and financial services institutions. Some of these competitors are larger in total assets and capitalization, with more offices over a wider geographic area and offer a broader range of financial services than our operations. Our most direct competition for loans comes from larger regional and national banks, diversified finance companies, venture debt funds and service-focused community banks that target the same customers we do. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include non-bank specialty lenders, insurance companies, private investment funds, investment banks, and other financial and non-financial institutions.
Competition is based on a number of factors, including interest rates charged on loans and leases and paid on deposits, the scope and type of banking and financial services offered, convenience of our branch locations, customer service, technological changes and regulatory constraints. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors have substantial market positions and have access to a lower cost of capital or a less expensive source of funds. Because of economies of scale, our larger, nationwide competitors may offer loan pricing that is more attractive that what we can offer.
Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We work to anticipate and adapt to dynamic competitive conditions whether it is by developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, cross marketing, or providing highly personalized banking services. We strive to distinguish ourselves from other banks and financial services providers in our marketplace by providing an extremely high level of service to enhance customer loyalty and to attract and retain business.
We differentiate ourselves in the marketplace through the quality of service we provide to borrowers while maintaining competitive interest rates, loan fees and other loan terms. We emphasize personalized relationship banking services and the efficient decision-making of our lending business units. We compete effectively based on our in-depth knowledge of our borrowers' industries and their business needs based upon information received from our borrowers' key decision-makers, analysis by our experienced professionals and interaction between these two groups; our breadth of loan product offerings and flexible and creative approach to structuring products that meet our borrowers' business and timing needs; and our dedication to superior client service. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations, as to our continued ability to anticipate and adapt to changing conditions, and as to sufficiently improving our services and/or banking products in order to successfully compete in the marketplace.
Employees
As of January 31, 2016, we had 1,670 full time equivalent employees.

Financial and Statistical Disclosure
Certain of our statistical information is presented within “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.” This information should be read in conjunction with the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
Supervision and Regulation
General
The Company and Bank are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. Such regulation is intended to, among other things, protect the interests of customers, including depositors, and the federal deposit insurance fund, as well as to minimize risk to the banking system as a whole. These regulations are not, however, generally charged with protecting the interests of our stockholders or creditors. Described below are the material elements of selected laws and regulations applicable to our Company or the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business, operations, and results of our Company or the Bank.
Bank Holding Company Regulation
As a bank holding company, PacWest is registered with and subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act of 1956, as amended, or “BHCA”, and we are required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require.
The Dodd‑Frank Wall Street Reform and Consumer Protection Act, or “Dodd-Frank Act” or “Dodd Frank”, requires the Company to act as a source of financial strength to the Bank including committing resources to support the Bank even at times when the Company may not be in a financial position to do so. Similarly, under the cross‑guarantee provisions of the Federal Deposit Insurance Act, or "FDIA," the FDIC can hold any FDIC‑insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC‑insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution.
Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or the ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank. Pursuant to the Bank Merger Act, the prior approval of the FDIC is required for our bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing certain merger or acquisition transactions, the federal regulators will consider the assessment of the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, our performance record under the Community Reinvestment Act of 1977, or "CRA," our compliance with fair housing and other consumer protection laws, and the effectiveness of all organizations involved in combating money laundering activities.
Under the BHCA, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries and such other activities that the FRB deems to be so closely related to banking as “to be a proper incident thereto.” We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the FRB determines that the activity is so closely related to banking as to be a proper incident to banking. The FRB’s approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices. Additionally, bank holding companies that meet certain eligibility requirements may elect to operate as financial holding companies permitting them to engage in, or own shares in companies engaged in, a wider range of nonbanking activities. We have not elected to be treated as a financial holding company.

The federal regulatory agencies also have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under “-Capital Requirements,” we are required to maintain minimum ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to total risk‑weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends or repurchase our shares. See “Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters-Dividends” and Note 19. Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
The Dodd-Frank Act
The Dodd‑Frank Act, which was enacted in July 2010, significantly restructured the financial regulatory landscape in the United States, including the creation of a new systemic risk oversight body, the Financial Stability Oversight Council (the “FSOC”). The FSOC oversees and coordinates the efforts of the primary U.S. financial regulatory agencies (including the FRB, the Securities and Exchange Commission (“SEC”), the Commodity Futures Trading Commission and the FDIC) in establishing regulations to address financial stability concerns. The Dodd-Frank Act and the FRB’s implementing regulations impose increasingly stringent regulatory requirements on financial institutions as their size and scope of activities increases. With the April 7, 2014 CapitalSource Inc. merger, our total consolidated assets exceeded $15 billion, which subjects us to additional regulatory requirements for financial institutions with over $10 billion in total consolidated assets. This substantially increased the regulations we are required to meet, particularly with respect to risk management, capital planning, and stress testing in various parts of the Company and the Bank. In addition, the Company and the Bank are now subject to the examination and supervision of the CFPB.
Transactions with Affiliates
Transactions between the Bank and its affiliates are regulated under federal banking law. Subject to certain exceptions set forth in the Federal Reserve Act, a bank may enter into “covered transactions” with its affiliates if the aggregate amount of the covered transactions to any single affiliate does not exceed 10 percent of the Bank’s capital stock and surplus or 20 percent of the Bank’s capital stock and surplus for covered transaction with all affiliates. Covered transactions include, among other things, extension of credit, the investment in securities, the purchase of assets, the acceptance of collateral or the issuance of a guaranty. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization.
Volcker Rule
The Volcker Rule adopted pursuant to the Dodd‑Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (hedge funds and private equity funds, defined as “covered funds”). Since the implementation of the Volcker Rule, the FRB has granted an extension of the Volcker Rule conformance period to July 21, 2016 for existing investments in and relationships with covered funds (relationships existing as of December 31, 2013). A similar one-year extension by the FRB is expected to further extend the Volcker Rule conformance period for existing investments in and relationships with such covered funds to July 21, 2017. We do not currently anticipate that the Volcker Rule will have a material effect on our operations, however, because many of the effects of the Volcker Rule may become apparent only over several years as the federal financial regulatory agencies apply the rule in practice, the precise financial impact of the rule on the Company, its customers or the financial industry more generally cannot currently be determined.

Dividends
The ability of the Company to pay dividends on its common stock, and the ability of the Bank to pay dividends to the Company, may be restricted due to several factors including: (a) the Delaware General Corporation Law, or “DGCL” (b) covenants contained in our subordinated debentures and borrowing agreements, and (c) the regulatory authority of the FRB and the California Department of Business Oversight, or “DBO”. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in the DGCL. The DGCL provides that a corporation, unless otherwise restricted by its certificate of incorporation, may declare and pay dividends out of its surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or for the preceding fiscal year, as long as the amount of capital of the corporation is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Surplus is defined as the excess of a corporation’s net assets (i.e., its total assets minus its total liabilities) over the capital associated with issuances of its common stock. Moreover, DGCL permits a board of directors to reduce its capital and transfer such amount to its surplus. In determining the amount of surplus of a Delaware corporation, the assets of the corporation, including stock of subsidiaries owned by the corporation, must be valued at their fair market value as determined by the board of directors, regardless of their historical book value.
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
In addition, notification to the FRB is required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements. Under such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations.
In connection with the decision regarding dividends, we expect that our Board of Directors will take into account such matters as general business conditions, our financial results, projected cash flows, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiary to the holding company and such other factors as our Board of Directors may deem relevant. We can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise. The declaration of dividends by the Company is subject to the discretion of our Board of Directors.
PacWest’s primary source of liquidity is the receipt of cash dividends from Pacific Western. Various statutes and regulations limit the availability of cash dividends from Pacific Western. Dividends paid by Pacific Western are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. Pacific Western may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. Since the Bank had a retained deficit of $609 million at December 31, 2015, for the foreseeable future, any further cash dividends from the Bank to the Company will continue to require DBO and FDIC approval. It is possible, depending upon the financial condition of the bank in question, and other factors, that the FRB, the FDIC or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity” and Note 19. Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.

Capital Requirements
Prior to January 1, 2015, the risk-based capital standards applicable to the Company and the Bank (the “general risk-based capital rules”) were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. In 2013, the FRB and the FDIC approved final rules, or "Basel III", establishing a new comprehensive capital framework for U.S. banking organizations. Basel III generally implemented the Basel Committee’s December 2010 final capital framework for strengthening international capital standards. Basel III substantially revised the risk‑based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the general risk‑based capital rules. Basel III became effective for the Company and the Bank as of January 1, 2015, subject to phase‑in periods for certain of its components and other provisions.
Basel III, among other things, (i) required increased capital levels for the Company and the Bank, (ii) introduced a new capital measure called Common Equity Tier 1 (“CET1”) and related regulatory capital ratio of CET1 to risk‑weighted assets, (iii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iv) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (v) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. Under Basel III, for most banking organizations the most common form of Additional Tier 1 capital is non‑cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to Basel III specific requirements.
Pursuant to Basel III, the minimum capital ratios as of January 1, 2015 are as follows:

•	4.5% CET1 to risk‑weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”).
Basel III also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at a 0.625% level and will increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. When fully phased‑in, the Company and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk‑weighted assets of at least 7%, (ii) Tier 1 capital to risk‑weighted assets of at least 8.5%, and (iii) total capital to risk‑weighted assets of at least 10.5%.
Basel III provided for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non‑consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.
In addition, under the current general risk‑based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in stockholders’ equity (for example, unrealized gains and losses of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to Basel III, the effects of certain AOCI items are not excluded; however, non‑advanced approaches banking organizations, including the Company and the Bank, are permitted to make a one‑time permanent election to continue to exclude these items. The Company and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio.
Implementation of the deductions and other adjustments to CET1 commenced on January 1, 2015 and will be phased‑in over a 4‑year period (beginning at 40% on January 1, 2015 and an additional 20% increase per year thereafter until reaching 100%).
With respect to the Bank, Basel III revised the prompt corrective action regulations as described below under “-Prompt Corrective Action”.

Basel III prescribed a new standardized approach for risk weightings that expand the risk‑weighting categories from the current four Basel I‑derived categories (0%, 20%, 50% and 100%) to a larger and more risk‑sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset classes.
The Company has outstanding subordinated debentures issued to trusts, which, in turn, issued trust preferred securities. The amount of subordinated debentures totaled $436.0 million at December 31, 2015 and includes $297.2 million of debentures assumed in connection with the CapitalSource Inc. merger. Under Basel III, as a result of the Company having exceeded $15 billion in consolidated total assets, beginning in 2015 only 25% of the $131.0 million of trust preferred securities issued prior to the CapitalSource Inc. merger (and none of the trust preferred securities acquired in the CapitalSource Inc. merger) is included in Tier 1 capital, and in 2016, none of the Company’s trust preferred securities will be included in Tier 1 capital. Under Basel III, trust preferred securities no longer included in the Company’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. We believe that, as of December 31, 2015, the Company and the Bank met all capital adequacy requirements under Basel III. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources-Capital” for further information on regulatory capital requirements, capital ratios, and deferred tax asset limits as of December 31, 2015 for the Company and the Bank.
Stress Testing
As an institution with total assets in excess of $10 billion, the stress testing rules of the FRB and the FDIC require the Company and the Bank to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base scenario and at least two stress scenarios provided by the federal bank regulators. Stress test results must be reported to the regulatory agencies, and the stress testing rules require the public disclosure of a summary of the stress test results. The Company’s and Bank’s capital ratios reflected in the stress test calculations will be an important factor considered by the FRB and FDIC in evaluating the capital adequacy of the Company and the Bank, respectively, and whether any proposed payments of dividends or stock repurchases may be deemed an unsafe or unsound practice. The Company will be required to publicly disclose its first stress test results in October 2016.
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
Under the prompt corrective action, or “PCA”, provisions of the FDICIA, an insured depository institution generally will be classified as undercapitalized if its total risk‑based capital is less than 8% or its Tier 1 risk‑based capital or leverage ratio is less than 4%. Basel III revised the PCA regulations by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well capitalized status being 8% (as compared to the prior 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized (under Basel III a 5% leverage ratio is required for an institution to be well capitalized and a 4% leverage ratio is required to be adequately capitalized). Basel III does not change the total risk‑based capital requirement for any PCA category. An institution that, based upon its capital levels, is classified as “well capitalized”, “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to its federal bank regulator, and the holding company must guarantee the performance of that plan. The obligation of a controlling bank holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.
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
Safety and Soundness Standards
As required by the FDIA, guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, and compensation, fees and benefits. Bank holding companies with total consolidated assets of $10 billion or more are required to establish and maintain risk management committees for their boards of directors to oversee the bank holding companies’ risk management framework. In April 2014, our Board of Directors formed the Risk Committee to oversee our risk management framework.
Deposit Insurance
The Bank is a state‑chartered, “non‑member” bank and therefore is regulated by the DBO and the FDIC. Pacific Western accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The applicable limit for FDIC insurance for most types of accounts is $250,000.
Pursuant to the Dodd‑Frank Act, the FDIC amended its regulations to determine insurance assessments based on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period. In 2010, the FDIC adopted its Deposit Insurance Fund restoration plan to ensure that the fund reserve ratio reaches 1.35% of total deposits by September 30, 2020. Insured institutions with assets over $10 billion, such as the Bank, are responsible for funding the increase. The FDIC has established a long-term target for the fund reserve ratio of 2.0%. At least semi‑annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates. For the year ended December 31, 2015, we recorded $12.7 million of FDIC assessment expense.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Incentive Compensation
In 2010, federal banking regulators issued final joint agency guidance on Sound Incentive Compensation Policies. This guidance applies to executive and non-executive incentive plans administered by the Bank. The guidance notes that incentive compensation programs must (i) provide employees incentives that appropriately balance risk and reward, (ii) be compatible with effective controls and risk management and (iii) be supported by strong corporate governance, including oversight by the board. The FRB reviews, as part of its regular examination process, the Company’s incentive compensation programs.
In addition, the Dodd-Frank Act required the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive based compensation arrangements to regulators. The agencies proposed such regulations in April 2011, but these regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

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
Depositor Preference
The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non‑deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
USA PATRIOT Act and Anti-Money Laundering
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or "PATRIOT Act," designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The PATRIOT Act, as implemented by various federal regulatory agencies, requires the Company and the Bank to establish and implement policies and procedures with respect to, among other matters, anti‑money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers and prospective customers. The PATRIOT Act and its underlying regulations permit information sharing for counter‑terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the FDIC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering a bank holding company acquisition and/or a bank merger act application.
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
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals and others. These rules are based on their administration by the U.S. Treasury Department Office of Foreign Assets Control, or “OFAC”. The OFAC‑administered sanctions targeting designated countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment‑related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil money penalties on the Company and the Bank.
Community Reinvestment Act
The CRA generally requires the Bank to identify the communities we serve and to make loans and investments, offer products, make donations in, and provide services designed to meet the credit needs of these communities. The CRA also requires the Bank to maintain comprehensive records of its CRA activities to demonstrate how we are meeting the credit needs of our communities. These documents are subject to periodic examination by the FDIC. During these examinations, the FDIC rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the FDIC to take into account the record of a bank in meeting the credit needs of all of the communities served, including low‑and moderate‑income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Satisfactory” as of its most recent examination. In the case of a bank holding company, such as the Company, when applying to acquire a bank, savings association, or a bank holding company, the FRB will assess the CRA record of each depository institution of the applicant bank holding company in considering the application.
Customer Information Security
The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal, non‑public customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with these requirements.
Privacy
The Gramm‑Leach‑Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of non-public personal information about consumers to non‑affiliated third parties. In general, the statutes require explanations to consumers on policies and procedures regarding the disclosure of such non-public personal information and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank’s policies and procedures. We have implemented privacy policies addressing these restrictions, which are distributed regularly to all existing and new customers of the Bank.
Hazardous Waste Clean‑Up and Climate‑Related Risk
Our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire, or which are collateral for our loans, since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, we are not presently aware of any actual liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of February 20, 2016. In addition, we are not aware of any physical or regulatory consequence resulting from climate change that would have a material adverse effect upon the Company.
Regulation of Certain Subsidiaries
Our subsidiary, Square One Asset Management, Inc. is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations. Following the completion of various studies on investment advisers and broker-dealers required by the Dodd-Frank Act, the SEC has, among other things, recommended to Congress that it consider various means to enhance the SEC’s examination authority over investment advisers, which may have an impact on Square One Asset Management that we cannot currently assess.
Available Information
We maintain an Internet website at http://www.pacwestbancorp.com, and a website for Pacific Western at http://www.pacificwesternbank.com. At http://www.pacwestbancorp.com and via the “Investor Relations” link at the Bank’s website, our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.
We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, http://www.pacwestbancorp.com in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee, our Compensation, Nominating and Governance Committee, our Asset-Liability Management Committee and our Risk Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.
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
Forward-Looking Information
This Form 10-K contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, interest rate risk management, and realization of our deferred tax asset. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from results, performance or achievements expressed or implied by these forward-looking statements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•
the Company’s ability to complete future acquisitions and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;

•	business disruption following the Square 1 acquisition;

•	changes in the Company’s stock price;

•	the reaction to the Square 1 acquisition of the companies’ customers, employees and counterparties;

•	change in interest rates and lending spreads;

•	unfavorable changes in asset mix;

•	compression of the net interest margin due to changes in our loan products or spreads on newly originated loans and leases;

•	a change in the interest rate environment reduces net interest margins;

•	credit quality deterioration or pronounced and sustained reduction in market values or other economic factors which adversely affect our borrowers’ ability to repay loans and leases;

•	changes in economic or competitive market conditions could negatively impact investment or lending opportunities or product pricing and services;

•	reduced demand for our services due to strategic or regulatory reasons;

•	our inability to grow deposits and access wholesale funding sources;

•	legislative or regulatory requirements or changes could negatively impact our business, including an increase to capital requirements;

•	loan repayments higher than expected;

•	higher than anticipated delinquencies, charge-offs, and loan and lease losses;

•	the impact of asset/liability repricing risk and liquidity risk on net interest margin and the value of investments;

•	increased costs to manage and sell foreclosed assets;

•	higher than anticipated increases in operating expenses;

•	increased litigation;

•	increased asset workout or loan servicing expenses;

•	higher compensation costs and professional fees to retain and/or incent employees;

•	lower than expected dividends paid from the Bank to the holding company;

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

ITEM 1A. RISK FACTORS
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The discussion below addresses the most significant factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in "Item 1. Business - Forward-Looking Information." However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks we may face.
Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, cash flows, competitive position, business, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses and decreasing our revenues, which could result in material losses.
General Economic and Market Conditions Risk
Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.
The global financial markets have undergone and may continue to experience pervasive and fundamental disruptions, which have an adverse effect on our business. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. While economic conditions have improved since 2009, the sustainability of an economic recovery is uncertain as economic activity continues to face difficulties due to cautious business spending, the variable rate of U.S. economic growth, weak commodity prices, low oil prices, low wage growth offsetting the improved levels of unemployment, currency exchange rate volatility and its effect on export growth, and the slowing and negative economic growth and other continuing economic developments in Europe and Asia.
A sustained weakness or further weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans and leases and other products and services offered by us;

•	a decrease in deposit balances due to overall reductions in the accounts of customers;

•	a decrease in the value of our loans or other assets secured by real estate;

•	a decrease in net interest income derived from our lending and deposit gathering activities;

•	an impairment of certain intangible assets; or

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provisions for credit losses.

Higher crude oil production levels have led to increased global oil supplies resulting in significant declines in market oil prices. As of December 31, 2015, the price per barrel of West Texas Intermediate crude oil was approximately $37 compared to approximately $53 as of December 31, 2014, and has since declined to $29 as of February 16, 2016. Decreased market oil prices have compressed margins for many U.S.-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. A prolonged period of low oil prices could also have a negative impact on the U.S. economy. As of December 31, 2015, oil and gas-related loans and leases totaled $137.3 million and comprised less than 1% of our loan and lease portfolio.
Unfavorable changes in economic conditions generally have an adverse effect on our business, and there can be no assurance that the economic recovery will be sustainable in the near term. If economic conditions worsen or remain volatile, we expect our business, financial condition and results of operations to be adversely affected.

Public equity offerings and mergers and acquisitions involving our Square 1 Bank Division clients or a slowdown in venture capital investment levels may reduce the market for venture capital investment and the borrowing needs of our current and potential clients, which could adversely affect our ability to grow and our financial performance.
Our Square 1 Bank Division’s strategy is focused on providing banking products and services to entrepreneurial businesses, including in particular early- and expansion-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, and corporate investors. We derive a meaningful share of deposits from these companies and provide them with loans as well as other banking products and services. In many cases, our credit decisions are based on our analysis of the likelihood that our venture capital-backed client will receive additional rounds of equity capital from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers would decrease, which could have a material adverse effect on the loan and deposit growth prospects of this division.
Credit Risk
Credit Risk is the Risk of Loss Arising from the Inability or Failure of a Borrower or Counterparty to Meet its Obligation.
We may not recover all amounts that are contractually owed to us by our borrowers.
We are dependent on loan and lease principal, interest, and fee collections to partially fund our operations. A shortfall in collections and proceeds may impair our ability to fund our operations or to repay our existing debt.
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk. The credit quality of our portfolio can have a significant impact on our earnings. We expect to experience charge-offs and delinquencies on our loans and leases in the future. Our clients' actual operating results may be worse than our underwriting indicated when we originated the loans and leases, and in these circumstances, if timely corrective actions are not taken, we could incur substantial impairment or loss of the value on these loans and leases. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes may cause us to make loans and leases that we otherwise would not have made, to fund advances that we otherwise would not have funded, result in losses on one or more of our loans and leases, or necessitate that we significantly increase our allowance for loan and lease losses. As a result, we could suffer loan losses and have nonperforming loans and leases, which could have a material adverse effect on our revenues, net income and results of operations and financial condition, to the extent the losses exceed our allowance for loan and lease losses.
Our concentration of loans and leases to privately owned small and medium-sized companies and to a limited number of clients within a particular industry or region could expose us to greater lending risk if the market sector, industry or region were to experience economic difficulties or changes in the regulatory environment.
Our portfolio consists primarily of commercial loans and leases to small and medium-sized, privately owned businesses in a limited number of industries and regions throughout the United States.
Commercial loans and leases comprised 55% of our total portfolio at December 31, 2015. At December 31, 2015, our largest commercial loan type concentration was cash flow loans, which includes leveraged loans as defined by regulatory guidance, totaling 21% of our portfolio. Cash flow loans are provided to sophisticated buyers and private equity groups, financial investors, strategic companies and sponsors to finance the acquisition or recapitalization of a business. Other significant commercial concentrations by loan type include asset-based loans at 18% and equipment finance at 6% of the total portfolio at December 31, 2015. Venture capital loans were 10% of the total portfolio at December 31, 2015, and represent venture capital loans acquired in the Square 1 acquisition.
As of December 31, 2015, real estate mortgage loans and real estate construction and land loans (which are predominantly commercial real estate mortgage loans) comprised 44% of our total portfolio and our largest property type concentration was healthcare property, totaling 21% of real estate mortgage loans. Other significant real estate mortgage loan property type concentrations were multi-family properties at 14% and office properties at 12% at December 31, 2015. In addition, 49% of our loans secured by real estate were in California at December 31, 2015.

If any particular industry or geographic region were to experience economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries or geographic regions may differ from what we expected, which could have a material adverse impact on our financial condition or results of operations.
Additionally, compared to larger, publicly owned firms, privately owned small and medium-sized companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and therefore more susceptible to economic downturns or volatility and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to make scheduled payments of interest or principal on our loans and leases. Accordingly, loans and leases made to these types of clients entail higher risks than loans and leases made to companies that are able to access a broader array of credit sources. The concentration of our portfolio in loans and leases to these types of clients could amplify these risks.
Further, there is no publicly available information about the majority of the small and medium-sized privately owned companies to which we lend. Therefore, we underwrite our loans and leases based on detailed financial information and projections provided to us by our clients and we must rely on our clients and the due diligence efforts of our employees to obtain the information relevant to making our credit decisions. We rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. We may not have access to all of the material information about a particular client's business, financial condition and prospects, or a client's accounting records may be poorly maintained or organized. The client's business, financial condition and prospects may also change rapidly in the current economic environment. In such instances, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover our loan or lease in its entirety.
The collateral securing a loan or lease may not be sufficient to protect us if we have not properly obtained or perfected a lien on such collateral or if the collateral value does not cover the loan or lease.
Some of our loans and leases are secured by a lien on specified collateral of the client and we may not obtain or properly perfect our liens or the value of the collateral securing any particular loan may not protect us from suffering a partial or complete loss if the loan becomes nonperforming and we proceed to foreclose on or repossess the collateral. In such event, we could suffer loan losses, which could have a material adverse effect on our revenue, net income, financial condition and results of operations.
In particular, cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its assets. As of December 31, 2015, approximately 21% of our portfolio was comprised of cash flow loans, which includes leveraged loans as defined by regulatory guidance. Although the estimated value of the enterprise is significantly in excess of our loan balance at the time of origination, the value of the stand-alone assets which we hold as collateral for these loans is typically substantially less than the amount of money we advance to a client under these loans. When a cash flow loan becomes nonperforming, our primary recourse to recover some or all of the principal of our loan is to force the sale of the entire company as a going concern or restructure the company in a way we believe would enable it to generate sufficient cash flow over time to repay our loan. Neither of these alternatives may be an available or viable option or generate enough proceeds to repay the loan.
Our allowance for credit losses may not be adequate to cover actual losses.
In accordance with generally accepted accounting principles in the United States, we maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance and a reserve for unfunded loan commitments, which, when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience and an evaluation of the risks inherent in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Our federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in our loan and lease portfolio, we cannot provide assurance that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our financial condition and results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Market Risk
Market Risk is the Risk that Market Conditions May Adversely Impact the Value of Assets or Liabilities or Otherwise Negatively Impact Earnings. Market Risk is Inherent to the Financial Instruments Associated with our Operations, Including Loans, Deposits, Securities, Short-term Borrowings, Long-term Debt, Trading Account Assets and Liabilities, and Derivatives.
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
While an increase in interest rates may increase our loan yield, it may adversely affect the ability of certain borrowers with variable-rate loans to pay the interest on and principal of their obligations. Following an increase in interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of noninterest-bearing deposits as customers may seek higher-yielding products when rates increase.
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
The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our periodic operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	cyber security breaches;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the past several years and the future performance of the stock market is inherently uncertain. As a result, the stock market generally and the market price of our common stock specifically may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of our common stock will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. A significant decline in our stock price could result in the potential impairment of goodwill, substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.
The value of our securities in our investment portfolio may decline in the future.
As of December 31, 2015, we owned $3.6 billion of investment securities available-for-sale, or 17% of our total assets. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
Liquidity Risk
Liquidity Risk is the Potential Inability to Meet our Contractual and Contingent Financial Obligations, On- or Off-balance Sheet, as they Become Due.
We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. An inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and worldwide credit markets.
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments, regulatory requirements, and business needs. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve Bank of San Francisco ("FRBSF"), as well as to capital markets.
We cannot assure you that access to such capital and liquidity will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
Financial institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges we interact with on a daily basis or key funding providers such as the Federal Home Loan Banks, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.
The primary source of the holding company's liquidity from which, among other things, we pay dividends is the receipt of dividends from the Bank.
The holding company, PacWest, is a legal entity separate and distinct from the Bank and our other subsidiaries. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice, or that such regulatory authority may impose restrictions on the Bank's ability to pay dividends as a condition to the Bank's participation in any stabilization program. In the event the Bank is unable to pay dividends to the holding company, it is likely that we, in turn, would have to stop paying dividends on our common stock and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or trust preferred securities. Since the Bank had a retained deficit of $609 million at December 31, 2015, for the foreseeable future, any further cash dividends from the Bank to the Company will continue to require DBO and FDIC approval. The inability of the Bank to pay dividends to us could have a material adverse effect on our business, including the market price of our common stock.
We may reduce or discontinue the payment of dividends on common stock.
Our stockholders are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by our federal regulator, and by certain covenants contained in our subordinated debentures. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, or as a result of our participation in any future specific government stabilization programs, now or in the future, from paying dividends to our stockholders. We cannot assure you that we will continue paying dividends on our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.

Regulatory, Compliance and Legal Risk
We are subject to extensive regulation, which could materially and adversely affect our business.
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. The Company is subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision by the FDIC, DBO and CFPB. The laws and regulations applicable to us govern a variety of matters, including, but not limited to, permissible types, amounts and terms of loans and investments we make, the maximum interest rate that may be charged, consumer disclosures on the products and services we offer, the amount of reserves we must hold against our customers' deposits, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, restrictions on dividends and establishment of new offices by the Bank. We must obtain approval from our regulators before engaging in certain activities, including certain acquisitions, and there can be no assurance that any regulatory approvals we may require will be obtained, or obtained without conditions, either in a timely manner or at all. Our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute unsafe or unsound banking practice. While we have policies and procedures designed to prevent violations of the extensive federal and state regulations we are subject to, our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in orders from our regulators, civil monetary penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operation.
The Dodd-Frank Act significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators and created the CFPB, which is now one of our regulators. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are undergoing continuous review and change frequently. The ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Also, participation in any future specific government stabilization programs may subject us to additional restrictions. There can be no assurance that laws, rules and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise materially and adversely affect our business or prospects for business.
The Dodd-Frank Act has had and will continue to have material implications for us and the entire financial services industry. Among other things it has, had, or will or potentially could have the following effects:

•	together with regulations implementing Basel III reforms, affect the levels of capital and liquidity with which we must operate and how we plan capital and liquidity levels;

•	subject us to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	subject us to annual stress tests;

•	impact our ability to invest in certain types of entities or engage in certain activities;

•	restrict the nature of our incentive compensation programs for executive officers;

•
subject us to the supervision of the CFPB, with its broad authority to implement new consumer protection regulations and to examine and enforce compliance with federal consumer financial protection laws; and

•	subject us to new and different litigation and regulatory enforcement risks.
The full impact of the Dodd-Frank Act on us, our business strategies, and financial performance cannot be known at this time, and may not be known for a number of years. Some aspects of Dodd-Frank continue to be subject to rulemaking and many of the rules that have been adopted will take effect over several additional years, or may be subject to interpretation or clarification, making it difficult to anticipate the overall financial impact on us or across the industry. However, these impacts are expected to be substantial and some of them may adversely affect us and our financial performance. The Dodd-Frank Act and related regulations may also require us to invest significant management attention and resources to make any necessary or desired changes, and could therefore also adversely affect our business, financial condition and results of operations.

In October 2012, as required by the Dodd-Frank Act, the FRB and FDIC published final rules regarding company-run stress testing. As a result of these final rules we invest a significant amount of time and resources into conducting an annual company-run stress test of capital, consolidated earnings and losses under various stress scenarios provided by our regulators. Our stress test results are considered by the FRB and FDIC in evaluating our capital adequacy and could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases.
The Volcker Rule prohibits us from, among other things, (i) engaging in short-term proprietary trading for our own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The Volcker Rule also requires us to establish an internal compliance program that is consistent with the extent to which we engage in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. We established our internal compliance program prior to the initial conformance period. The conformance period for certain legacy investments and relationships ends July 21, 2016. The FRB has indicated that it intends to extend this conformance deadline to July 2017. In addition, the FRB may extend the conformance deadline for up to an additional five years (until July 2022) for investments that are considered illiquid. Under the Volcker Rule, we are required to wind-down, transfer, divest or otherwise ensure the termination or expiration of any prohibited interests prior to the end of our applicable conformance period. While we intend to seek the maximum extensions available to us, there is no assurance that we will be granted any of these extensions, and thus, we may be required to divest our prohibited interests within a short period of time and/or at possibly distressed prices. Our equity investments subject to the Volcker Rule had an aggregate carrying value of $1.9 million at December 31, 2015.
Because many of the effects of the Volcker Rule may become apparent only over the next several years as the federal financial regulatory agencies apply the rules in practice, the precise financial impact of the rule on us, our customers, or the financial industry more generally cannot currently be determined. The actual impact from the Volcker Rule will be dependent on a variety of factors, including our ability to obtain regulatory extensions, our ability to sell the investments, our carrying value at the time of any sale, the actual sales price realized, the timing of such sales, and any additional regulatory guidance or interpretations of the Volcker Rule.
We are subject to capital adequacy standards, and a failure to meet these standards could adversely affect our financial condition.
The Company and the Bank are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.
We are subject to Basel III that is being phased-in between January 1, 2015 and January 1, 2019. As a result of Basel III, we will be required to satisfy additional and more stringent capital adequacy and liquidity standards than we have in the past. Additionally, stress testing requirements may have the effect of requiring us to comply with certain aspects of the requirements of Basel III, or potentially even greater capital requirements, sooner than expected. While we expect to meet the requirements of Basel III, inclusive of the phased-in capital conservation buffer, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases.
The change of control rules under Section 382 of the Internal Revenue Code may limit our ability to use net operating loss carryovers and other tax attributes to reduce future tax payments or our willingness to issue equity.
PacWest acquired Square 1 on October 6, 2015. As merger consideration, we issued approximately 18.1 million shares of common stock to the Square 1 shareholders. The issuance of these shares caused us to experience an ownership change under Section 382 of the Internal Revenue Code. Consequently, the utilization of our net operating loss carryforwards, tax credits and other tax attributes are subject to an annual limitation. We estimate that such annual limitation will not impose additional restrictions on our usage of Square 1's acquired existing tax attributes.
Generally, upon a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code, our ability to utilize our net operating loss carryforwards and other tax attributes after the ownership change generally would be limited. The annual limit would generally equal the product of the applicable long term tax exempt rate and the value of the relevant taxable entity's capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly

5% or more (the "5-Percent Shareholders") of a company's outstanding stock, including certain public groups of stockholders as set forth under Section 382, and those arising from new stock issuances and other equity transactions.
In May 2015, our stockholders ratified a tax benefit preservation plan (the "Tax Plan") which was designed to preserve our net operating loss carryforwards and other tax attributes of the Company. The Tax Plan is intended to discourage persons from becoming 5-Percent Shareholders and existing 5-Percent Shareholders from increasing their beneficial ownership of shares.
Although the Tax Plan is intended to reduce the likelihood of an ownership change that could adversely affect us, there can be no assurance that such restrictions would prevent all transfers that could result in such an ownership change and thus no assurance can be given as to whether we could utilize the net operating losses to offset future taxable income. Additionally, because the Tax Plan may have the effect of restricting a stockholder's ability to dispose of or acquire the common stock of the Company, the liquidity and market value of our common stock might suffer.
The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we will undergo another ownership change under Section 382 of the Internal Revenue Code in the future.
The Company and its subsidiaries are subject to changes in federal and state tax laws, interpretation of existing laws and examinations and challenges by taxing authorities.
Our financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting income tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on our financial condition, results of operations, and liquidity.
In the normal course of business, we are routinely subjected to examinations and audits from federal and state taxing authorities regarding tax positions taken by us and the determination of the amount of tax due. These examinations may relate to income, franchise, gross receipts, payroll, property, sales and use, or other tax returns filed, or not filed, by us. The challenges made by taxing authorities may result in adjustments to the amount of taxes due, and may result in the imposition of penalties and interest. If any such challenges are not resolved in our favor, they could have a material adverse effect on our financial condition, results of operations, and liquidity.
We are subject to claims and litigation which could adversely affect our cash flows, financial condition and results of operations, or cause us significant reputational harm.
We and certain of our directors, officers and subsidiaries may be involved, from time to time, in litigation pertaining to our business activities. If such claims and legal actions, whether founded or unfounded, are not resolved in a favorable manner to us they may result in significant financial liability. Although we establish accruals for legal matters when and as required by generally accepted accounting principles and certain expenses and liabilities in connection with such matters may be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our business, financial condition, results of operations and reputation.

Risk of the Competitive Environment in which We Operate
We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.
We conduct our banking operations through branches located throughout California. Increased competition in our market may result in reduced deposits or less favorable deposit terms. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer. These competitors include national banks, regional banks and community banks. We also face competition from many other types of financial institutions, including without limitation, non-bank specialty lenders, insurance companies, private investment funds, investment banks, and other financial intermediaries. While there are a limited number of direct competitors in the venture banking market, some of our competitors have long-standing relationships with venture firms and the companies that are funded by such firms. The market for our Square 1 Bank Division is extremely competitive and several of our competitors have significantly greater resources, established customer bases, more locations and longer operating histories.
Additionally, the financial services industry has become even more competitive as a result of legislative, regulatory and technological changes and continued banking consolidation. Banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger or no lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and the range and quality of products and services provided, including new technology driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from financial intermediaries that have opened production offices or that solicit deposits in our market areas. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits and our results of operations and financial condition may be adversely affected as a result.
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
Our customers expect us to deliver superior, personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, customer and other third-party fraud, record-keeping, technology-related issues including but not limited to cyber fraud, regulatory investigations and any litigation that may arise from the failure or perceived failure to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on our brands and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.
In addition, various rating services publish unsolicited ratings of the financial performance and relative financial health of many banks, including Pacific Western, based on publicly available data. As these ratings are publicly available, a decline in the Bank's ratings from these agencies may damage our reputation and result in deposit outflows or the inability of the Bank to raise deposits in the secondary market as broker-dealers and depositors may use such ratings in deciding where to deposit their funds.

Risks Related to Risk Management
Failure to keep pace with technological change could adversely affect our business and we are in the process of converting to a new core processing system.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. We expect to convert from the core processing system that is used to manage customer accounts to a processing system offered by another software vendor with the initial phase occurring during the second quarter of 2016. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully convert to a new core processing system could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
Our acquisitions may subject us to unknown risks.
Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such loss or increased costs.
Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking's anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic initiatives may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation, regulatory relationships and growth prospects. In addition, if we determined that the value of an acquired business had decreased and that the related goodwill was impaired, an impairment of goodwill charge to earnings would be recognized. To the extent we issue capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on book value, earnings per share and share ownership.

Our information and customer systems may experience an interruption or security breach.
Our communications, information technology and customer systems supporting our operations are important to our efficiency and vulnerable to unforeseen problems. Our operations depend on our ability, as well as that of third-party service providers, to protect computer systems and network infrastructure against damage from fires, other natural disasters and pandemics, power or telecommunications failures, acts of terrorism or wars or other catastrophic events, or other physical failures. Risk management programs are expensive to maintain and will not protect us from all risks associated with maintaining the security of customer information, proprietary data, external and internal intrusions, disaster recovery and failures in the controls used by vendors. Any damage or failure, interruption or breach in security of these systems, including, but not limited to, denial-of-service attacks, unauthorized access, computer viruses, phishing schemes and other security breaches, could result in loss of or delay in access to customer information and/or failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information and customer systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our communications, information, technology and customer systems could result in liability to clients or loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on our business, financial condition, reputation, or results of operations. In addition, recovery from any of the mentioned areas of concern may be costly in terms of employee attention and out-of-pocket expenses.
We maintain insurance policies that we believe provide appropriate coverage at a reasonable cost for an institution of our size and scope with similar technological systems. However, we cannot provide assurance that these policies will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing an attack.
We rely on other companies to provide key components of our business infrastructure.
We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as data processing and storage, recording and monitoring transactions, on-line banking interfaces and services, Internet connections and network access. While we select and monitor the performance of third parties carefully, we do not control their actions. The failure of a third-party to perform in accordance with the contracted arrangements under service level agreements as a result of changes in the third party’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business, financial condition and results of operations. Replacing these third parties could also create significant delays and expense.
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
The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California, in which a substantial portion of our business is located and a substantial portion of our loan collateral is located, is susceptible to natural disasters such as earthquakes, floods, droughts and wild fires, and is currently in the midst of an ongoing drought. Such natural disasters could negatively impact our business operations, the values of collateral securing our loans and/or interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. We have implemented a business continuity and disaster recovery program which is reviewed and updated no less often than annually. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.
Risk from Accounting Estimates
Our decisions regarding the fair value of assets acquired could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
To comply with generally accepted accounting principles, management must exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. Management makes various estimates and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. If the actual performance of the acquired loans and/or the value of the collateral differs materially from management's estimates, any resulting losses or increased credit loss provisions could have a negative effect on our operating results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 31, 2016, we had a total of 145 properties consisting of 81 full-service branch offices and 64 other offices. We own eight locations and the remaining properties are leased. Our properties are located throughout the United States, however, approximately 75% are located in California. We lease our principal office, which is located at 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212.
For additional information regarding properties of the Company and Pacific Western, see Note 9. Premises and Equipment, Net, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
ITEM 3. LEGAL PROCEEDINGS
See Note 12. Commitments and Contingencies, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." That information is incorporated into this item by reference.
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
Marketplace Designation, Sales Price Information and Holders
Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol “PACW.” The following table summarizes the high and low sale prices for each quarterly period during the last two years for our common stock, as quoted and reported by The Nasdaq Stock Market, or Nasdaq:

			Dividends
			Declared
	Stock Sales Prices		During
	High	Low	Quarter
2014
First quarter	$46.08	$37.70	$0.25
Second quarter	$47.37	$38.04	$0.25
Third quarter	$44.80	$39.50	$0.25
Fourth quarter	$48.03	$37.63	$0.50

2015
First quarter	$47.47	$41.41	$0.50
Second quarter	$48.86	$43.69	$0.50
Third quarter	$48.54	$40.00	$0.50
Fourth quarter	$48.00	$41.11	$0.50
As of February 16, 2016, the closing price of our common stock on Nasdaq was $31.81 per share. As of that date, based on the records of our transfer agent, there were approximately 1,742 record holders of our common stock.
Dividends
The table above shows the dividends we declared and paid during the two most recent fiscal years. For a discussion of dividend restrictions on the Company's common stock, or of dividends from the Company's subsidiaries to the Company, see “Item 1. Business-Supervision and Regulation - Dividends” and Note 19. Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2015, regarding securities issued and to be issued under our equity compensation plans in effect during fiscal year 2015:

		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Plan Name	(a)	(b)	(c)
Equity compensation plans approved by security holders	The PacWest Bancorp 2003 Stock Incentive Plan (1)	— (2)	—	12,978,460 (3)

Equity compensation plans not approved by security holders	None	—	—	—
_______________________________________

(1)
The PacWest Bancorp 2003 Stock Incentive Plan (the “Incentive Plan”) was last approved by our stockholders at our 2014 Special Stockholders Meeting. The authorized number of shares available for issuance under the Incentive Plan was increased to 9,000,000 shares at our 2014 Special Stockholders Meeting. Upon consummation of the CapitalSource Inc. merger on April 7, 2014, an additional 10,686,565 shares were added to the Incentive Plan. Such shares were available for grant under the former CapitalSource Inc. Equity Incentive Plan and remain available for: (a) former employees of CapitalSource Bank who remain employed with the Company, and (b) newly hired employees of the Company.

(2)	Amount does not include the 1,211,951 shares of unvested time-based restricted stock outstanding with a zero exercise price as of December 31, 2015.

(3)
The Incentive Plan permits these remaining shares to be issued in the form of options, restricted stock, or SARs. The amount includes 9,550,459 shares remaining from those added to the Incentive Plan from the CapitalSource Inc. merger.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Repurchases of Common Stock
The following table presents stock repurchases we made during the fourth quarter of 2015:

Total
	Number of	Average
	Shares	Price Paid
Purchase Dates:	Purchased (1)	Per Share
October 1 – October 31, 2015	—	$—
November 1 – November 30, 2015	188	47.14
December 1 – December 31, 2015	—	—
Total	188	$47.14
___________________________________

(1)
Shares repurchased pursuant to net settlement by employees and directors, in satisfaction of income tax withholding obligations incurred through the vesting of Company restricted stock. We did not repurchase any shares as part of publicly announced plans or programs.

Five‑Year Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2015, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the “NASDAQ Composite Index”), and (2) the Total Return Index for KBW NASDAQ Regional Bank Stocks (the “KBW Regional Banking Index”). This comparison assumes $100 was invested on December 31, 2010, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company's total cumulative gain was 134.4% over the five year period ending December 31, 2015 compared to gains of 100.0% and 61.2% for the NASDAQ Composite Index and KBW Regional Banking Index.
___________________________________
* $100 invested on December 31, 2010 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index:	2010	2011	2012	2013	2014	2015
PacWest Bancorp	$100.00	$89.64	$121.24	$213.38	$236.68	$234.44
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
KBW Regional Banking	100.00	93.41	103.69	150.50	153.45	161.16

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain of our financial and statistical information for each of the years in the five‑year period ended December 31, 2015. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2015 and 2014, and for each of the years in the three‑year period ended December 31, 2015 and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts and percentages)
Results of Operations (1):
Interest income	$883,938	$704,775	$309,914	$296,115	$295,284
Interest expense	(60,592)	(42,398)	(12,201)	(19,648)	(32,643)
Net interest income	823,346	662,377	297,713	276,467	262,641
Total (provision) negative provision for credit losses	(45,481)	(11,499)	4,210	12,819	(26,570)
Gain on securities	3,744	4,841	5,359	1,239	—
FDIC loss sharing (expense) income, net	(18,246)	(31,730)	(26,172)	(10,070)	7,776
Other noninterest income	98,812	69,076	25,057	24,703	23,650
Total noninterest income	84,310	42,187	4,244	15,872	31,426
Foreclosed assets (expense) income, net	668	(5,401)	1,503	(10,931)	(10,676)
Acquisition, integration and reorganization costs	(21,247)	(101,016)	(40,812)	(4,089)	(600)
Debt termination expense	—	—	—	(22,598)	—
Other noninterest expense	(361,460)	(299,175)	(188,856)	(172,996)	(168,589)
Total noninterest expense	(382,039)	(405,592)	(228,165)	(210,614)	(179,865)
Earnings from continuing operations before
income tax expense	480,136	287,473	78,002	94,544	87,632
Income tax expense	(180,517)	(117,005)	(32,525)	(37,743)	(36,928)
Net earnings from continuing operations	299,619	170,468	45,477	56,801	50,704
Loss from discontinued operations before
income tax benefit	—	(2,677)	(620)	—	—
Income tax benefit	—	1,114	258	—	—
Net loss from discontinued operations	—	(1,563)	(362)	—	—
Net earnings (loss)	$299,619	$168,905	$45,115	$56,801	$50,704

Adjusted net earnings (2)	$287,422	$219,701	$76,367	$76,682	$43,724

Per Common Share Data:
Basic and diluted earnings per share (EPS):
Net earnings from continuing operations	$2.79	$1.94	$1.09	$1.54	$1.37
Net earnings	$2.79	$1.92	$1.08	$1.54	$1.37
Dividends declared during year	$2.00	$1.25	$1.00	$0.79	$0.21
Book value per share (2)(3)	$36.22	$34.03	$17.65	$15.74	$14.66
Tangible book value per share (2)(3)	$17.86	$17.17	$12.72	$13.22	$13.14
Shares outstanding at year-end (3)	121,414	103,022	45,823	37,421	37,254
Average shares outstanding for basic and diluted EPS	106,327	86,853	40,823	35,685	35,491

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$21,288,490	$16,234,605	$6,533,168	$5,463,658	$5,528,237
Cash and cash equivalents	396,486	313,226	147,422	164,404	295,617
Investment securities	3,579,147	1,607,786	1,522,684	1,392,511	1,372,464
Non-purchased credit impaired (Non-PCI) loans and leases	14,339,070	11,613,832	3,930,539	3,074,947	2,841,071
Allowance for credit losses, Non-PCI loans and leases	122,268	76,767	67,816	72,119	93,783
Purchased credit impaired (PCI) loans	189,095	290,852	382,796	517,885	705,332
Goodwill	2,176,291	1,720,479	208,743	79,866	39,141
Core deposit and customer relationship intangibles	53,220	17,204	17,248	14,723	17,415
Deposits	15,666,182	11,755,128	5,280,987	4,709,121	4,577,453
Borrowings	621,914	383,402	113,726	12,591	225,000
Subordinated debentures	436,000	433,583	132,645	108,250	129,271
Stockholders’ equity	4,397,691	3,506,230	808,898	589,121	546,203

Performance Ratios:
Return on average assets	1.70%	1.27%	0.74%	1.04%	0.92%
Return on average equity	7.99%	6.11%	6.28%	10.01%	9.92%
Return on average tangible equity (2)	15.76%	11.88%	8.25%	11.76%	11.33%
Net interest margin	5.60%	6.01%	5.48%	5.52%	5.26%
Efficiency ratio	38.5%	41.6%	60.7%	56.4%	54.3%
Stockholders’ equity to total assets ratio (2)	20.7%	21.6%	12.4%	10.8%	9.9%
Tangible common equity ratio (2)	11.4%	12.2%	9.2%	9.2%	9.0%
Average equity to average assets	21.3%	20.7%	11.8%	10.4%	9.3%
Dividend payout ratio	71.8%	67.7%	90.9%	50.7%	15.0%
Tier 1 leverage ratio (4)	11.67%	12.34%	11.22%	10.53%	10.42%
Tier 1 capital ratio (4)	12.60%	13.16%	15.12%	15.17%	15.97%
Total capital ratio (4)	15.65%	16.07%	16.38%	16.43%	17.25%

Non-PCI Credit Quality Metrics:
Non-PCI nonaccrual loans and leases	$129,019	$83,621	$46,774	$41,762	$61,619
Foreclosed assets	22,120	43,721	55,891	56,414	81,918
Total nonperforming assets	151,839	127,342	102,665	98,176	143,537
Non-PCI nonaccrual loans to Non-PCI loans and leases	0.90%	0.72%	1.19%	1.36%	2.17%
Nonperforming assets to Non-PCI loans and leases
and foreclosed assets	1.06%	1.09%	2.58%	3.14%	4.91%
Allowance for credit losses to Non-PCI nonaccrual
loans and leases	94.8%	91.8%	145.0%	172.7%	152.2%
Allowance for credit losses to Non-PCI loans and leases	0.85%	0.66%	1.73%	2.35%	3.30%
Net charge-offs to average Non-PCI loans and leases (2)	0.06%	0.02%	0.12%	0.33%	0.80%
________________________________

(1)
Operating results of acquired companies are included from the respective acquisition dates. See Note 4. Acquisitions, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

(2)	For information regarding this calculation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non‑GAAP Measurements.”

(3)	Includes 1,211,951 shares, 1,108,505 shares, 1,216,524 shares, 1,698,281 shares, and 1,675,730 shares of unvested restricted stock outstanding at December 31, 2015, 2014, 2013, 2012, and 2011.

(4)	Capital ratios presented are for the consolidated Company. Capital ratios for 2015 calculated using Basel III capital rules.

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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of deposit products and services through 77 full-service branches located primarily in southern and central California, three branches in northern California, and one branch in Durham, North Carolina. The Bank provides commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. Pacific Western offers additional products and services under the brands of its business groups, CapitalSource and Square 1 Bank. CapitalSource provides cash flow, asset-based, equipment and real estate loans and treasury management services to established middle-market businesses on a national basis. Square 1 Bank offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser, provides investment advisory and asset management services to select clients.
At December 31, 2015, we had total assets of $21.3 billion, including gross loans and leases of $14.5 billion compared to $16.2 billion of total assets and $11.9 billion of gross loans and leases at December 31, 2014. The year-over-year increases in total assets and gross loans and leases of $5.1 billion and $2.6 billion were due mostly to the Square 1 acquisition. Excluding the acquired balances, organic loan and lease growth totaled $1.0 billion during 2015, and was driven by $4.2 billion in originations during 2015.
At December 31, 2015, we had total liabilities of $16.9 billion, including total deposits of $15.7 billion compared to $12.7 billion of total liabilities and $11.8 billion of total deposits at December 31, 2014. The year-over-year increase in total deposits of $3.9 billion, including $4.4 billion in core deposits, was due mainly to the Square 1 acquisition. Excluding the acquired balances, organic core deposit growth totaled $650.8 million during 2015. At December 31, 2015, core deposits totaled $10.6 billion, or 67% of total deposits, and time deposits totaled $4.2 billion, or 27% of total deposits.
At December 31, 2015, we had total stockholders' equity of $4.4 billion. During 2015, stockholders’ equity increased $0.9 billion, due mainly to the issuance of $797.4 million in common stock in connection with the Square 1 acquisition and $299.6 million in net earnings, offset by $215.2 million in dividends paid. Capital ratios remained strong with Tier 1 capital and total capital ratios of 12.60% and 15.65% at December 31, 2015.
Net earnings for the year ended December 31, 2015 were $299.6 million, or $2.79 per diluted share, compared to net earnings for 2014 of $168.9 million, or $1.92 per diluted share. When certain income and expense items are excluded, adjusted net earnings were $287.4 million for the year ended December 31, 2015 compared to $219.7 million for 2014. The $130.7 million increase in net earnings and the $67.7 million increase in adjusted net earnings were due mostly to the Company's growth driven by our acquisitions completed in 2014 and 2015.
Square 1 Financial, Inc. Acquisition
PacWest acquired Square 1 Financial, Inc. (“Square 1”) on October 6, 2015. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into Pacific Western. At closing, we formed the Square 1 Bank Division of the Bank which provides a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors nationwide marketed under the Square 1 Bank Division brand. We completed this acquisition to increase our core deposits, expand our lending products across the nation, and increase our presence in the technology and life-sciences credit markets. We recorded the assets and liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date and increased total assets by approximately $4.6 billion. The application of the acquisition method of accounting resulted in goodwill of $448 million. For further information, see Note 4. Acquisitions, in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

CapitalSource Inc. Merger
PacWest acquired CapitalSource Inc. on April 7, 2014. As part of the merger, CapitalSource Bank (“CSB”), a wholly-owned subsidiary of CapitalSource Inc., merged with and into Pacific Western and formed the CapitalSource Division of the Bank. We provide a full spectrum of financing solutions across numerous industries and property types to middle market businesses nationwide marketed under the CapitalSource Division brand. We completed this acquisition in order to increase our loan and lease generation capabilities and to diversify our loan portfolio. We recorded the assets and liabilities, both tangible and intangible, at their estimated fair values as of the merger date and increased total assets by approximately $10.7 billion. The application of the acquisition method of accounting resulted in goodwill of $1.5 billion. For further information, see Note 4. Acquisitions, in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
First California Financial Group Acquisition
PacWest acquired First California Financial Group, Inc. (“FCAL”) on May 31, 2013. As part of the acquisition, First California Bank (“FCB”), a wholly-owned subsidiary of FCAL, merged with and into Pacific Western. We completed this acquisition in order to expand our presence in Southern California. We recorded the assets and liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in goodwill of $129.1 million. For further information, see Note 4. Acquisitions, in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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
Our primary interest‑earning assets are loans and investment securities, and our primary interest‑bearing liabilities are deposits. Contributing to our high net interest margin is our high yield on interest-earning assets and competitive cost of deposits. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we seek to minimize the impact of these variances by attracting a high percentage of noninterest‑bearing deposits. As an industrial loan bank, the former CSB funded its balance sheet with a large proportion of higher-cost time deposits and as a result of the CapitalSource Inc. merger, $5.3 billion of time deposits were assumed. Our goal is to continue replacing these higher-costing time deposits with core deposits through a dedicated deposit transformation initiative that includes sourcing core deposits from CapitalSource Division customers. As of December 31, 2015, total deposits obtained from CapitalSource Division borrowers totaled $613.7 million, of which $600.0 million were core deposits. The acquisition of Square 1 accelerated this shift in deposit mix as nearly all of the $3.8 billion of acquired deposits were core deposits. The Square 1 acquisition increased our on-balance sheet liquidity and enables us to maintain adequate liquidity as we manage down the level of higher-cost time deposits.
Loan and Lease Growth
We actively seek new lending opportunities under an array of commercial real estate and commercial and industrial ("C&I") lending products. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multi-family properties, hospitality properties, and retail properties. Our C&I loan products include equipment-secured loans and leases, asset-secured loans, loans to finance companies, cash flow loans (which are loans secured by borrower future cash flows and borrower enterprise value), and venture capital-backed loans to entrepreneurial companies to support early-stage operations. Our loan origination process emphasizes credit quality. We foster relationships with borrowers that have had proven loan repayment performance. Our credit commitment sizes vary by loan product and can range up to $100 million for certain asset-based lending arrangements and multi-property real estate loans. We price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and successful borrowers that opt to prepay loans.

The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans and leases, and we measure our success by the levels of our classified and nonperforming assets and net charge‑offs. We maintain an allowance for credit losses on loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off‑balance sheet credit exposure. Loans and leases which are deemed uncollectable are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio is based on our allowance methodology which considers various credit performance measures such as historical and current net charge‑offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the overall level of outstanding loans and leases. For originated and acquired non‑impaired loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination date or after the acquisition date, respectively. For purchased credit impaired ("PCI") loans, a provision for credit losses may be recorded to reflect decreases in expected cash flows on such loans compared to those previously estimated.
We regularly review our loans and leases to determine whether there has been any deterioration in credit quality stemming from borrower operations or changes in collateral value or other factors which may affect collectability of our loans and leases. Changes in economic conditions, such as the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values, changes in commodity prices (such as crude oil), and adverse conditions in borrowers’ businesses, could negatively impact our borrowers and cause us to adversely classify loans and leases. An increase in classified loans and leases generally results in increased provisions for credit losses and an increased allowance for credit losses. Any deterioration in the commercial real estate market may lead to increased provisions for credit losses because of our concentration in commercial real estate loans.
The Level of Our Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as loan and lease production and the number and complexity of foreclosed assets. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), and acquisition, integration and reorganization costs) by net revenues (the sum of tax-equivalent net interest income plus noninterest income, less gain (loss) on sale of securities and gain (loss) on sales of assets other than loans and leases).
The following table presents our consolidated efficiency ratios for the periods indicated:

Quarterly Period in 2015:	Efficiency Ratio
First	36.9%
Second	38.0%
Third	39.6%
Fourth	39.3%

The following table presents the calculation of our efficiency ratio for the years indicated:

		Year Ended December 31,
Efficiency Ratio:		2015	2014	2013
		(Dollars in thousands)
Noninterest expense		$382,039	$405,592	$228,165
Less:	Intangible asset amortization	9,410	6,268	5,402
	Foreclosed assets (income) expense, net	(668)	5,401	(1,503)
	Acquisition, integration, and reorganization costs	21,247	101,016	40,812
Noninterest expense used for efficiency ratio		$352,050	$292,907	$183,454

Net interest income (tax equivalent)		$834,814	$668,769	$303,515
Noninterest income		84,310	42,187	4,244
Net revenues		919,124	710,956	307,759
Less:	Gain on securities	3,744	4,841	5,359
	Gain on sale of owned office building	—	1,570	—
Net revenues used for efficiency ratio		$915,380	$704,545	$302,400

Efficiency ratio(1)		38.5%	41.6%	60.7%
_______________________________________

(1)	Noninterest expense used for efficiency ratio divided by net revenues used for efficiency ratio.

Adjusted Net Earnings
Our net earnings for 2015 totaled $299.6 million and our adjusted net earnings for 2015 totaled $287.4 million. Adjusted net earnings is another measure of earnings used as an indicator of our earnings generating capability, excluding non-recurring and/or volatile items. We calculate adjusted net earnings by excluding accelerated discount accretion from the early payoff of acquired loans, net FDIC loss sharing expense, gain (loss) on the sale of assets (including loans and leases, securities, and an owned office building), covered OREO expense, and acquisition, integration and reorganization costs. This non-GAAP financial measure and others are presented for supplemental information purposes only in order to understand the Company's operating results and these non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles ("U.S. GAAP"). See “-Non-GAAP Measurements” for a reconciliation of net earnings to adjusted net earnings.
Critical Accounting Policies
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.
Our significant accounting policies and practices are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." We have identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses, the carrying values of intangible assets, the realization of deferred income tax assets, and the accounting for business combinations.

Allowance for Credit Losses on Non-Purchased Credit Impaired Loans and Leases
The allowance for credit losses on non-purchased credit impaired ("Non-PCI") loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. Refer to "—Allowance for Credit Losses on Purchased Credit Impaired Loans" for the policy on PCI loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
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
A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We assess our loans and leases for impairment on an on-going basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure impairment of a loan based upon the fair value of the loan’s collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateral-dependent. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. To the extent a loan or lease balance exceeds the estimated collectable value, a specific reserve or charge-off is recorded depending upon the certainty of the estimate of loss. Smaller balance loans and leases (under $250,000), with a few exceptions for certain loan types, are generally not individually assessed for impairment but are evaluated collectively.
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
The subjective criteria we consider when establishing the loss factors include the following:

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
We estimate the reserve for unfunded commitments using the same loss factors as used for the allowance for loan and lease losses and is computed based only on the expected usage of the unfunded commitments.

We assign credit risk ratings to every loan and lease as either “pass,” “special mention,” “substandard” or “doubtful” and defined as follows:

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

In addition, we may refer to the loans and leases with a credit risk rating of either "substandard" or "doubtful" as "classified" loans and leases. For further information on classified loans and leases, see Note 7. Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
We believe that the allowance for credit losses is appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio and that the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the established allowance will be sufficient to absorb related losses in the future.
Allowance for Credit Losses on Purchased Credit Impaired Loans
The purchased credit impaired ("PCI") loans are subject to our internal and external credit review. For PCI loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases or increases in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a negative provision for credit losses on such loans. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings.
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
Our other intangible assets with definite lives include core deposit and customer relationship intangibles. The establishment and subsequent amortization of these intangible assets requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives. These intangibles are being amortized over their estimated useful lives up to 10 years and tested for impairment quarterly. If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a write-down would be taken through a charge to our earnings. The most significant element in evaluation of these intangibles is the attrition rate of the acquired deposits or loan relationships. If such attrition rate were to accelerate from that which we expected, the intangible asset may have to be reduced by a charge to earnings. The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields for loans and deposits available to customers and the level of competition from other financial institutions and financial services companies.
Deferred Income Tax Assets
Our deferred income tax assets arise from differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. From an accounting standpoint, we determine whether a deferred tax asset is realizable based on facts and circumstances, including our current and projected future tax position, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets may no longer be considered more likely than not and, accordingly, we could be required to record a valuation allowance on our deferred tax assets by charging earnings.
Non-GAAP Measurements
We use certain non‑GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The non-GAAP measures used in this Form 10-K include the following:

•
Adjusted net earnings: To calculate adjusted net earnings, we exclude from net earnings primarily income statement items for which the related assets or liabilities have been completely resolved and are no longer on the balance sheet. As analysts and investors view this measure as an indicator of our ability to generate recurring earnings, we disclose this amount in addition to net earnings.

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

The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non‑GAAP financial measurements to the GAAP financial measurements:

		Year Ended December 31,
Adjusted Net Earnings and Related Ratios:		2015	2014	2013
		(In thousands)
Net earnings		$299,619	$168,905	$45,115
Less:	Tax benefit on discontinued operations	—	(1,114)	(258)
Add:	Tax expense on continuing operations	180,517	117,005	32,525
Pre-tax earnings		480,136	284,796	77,382
Add:	Acquisition, integration, and reorganization costs	21,247	101,016	40,812
Less:	FDIC loss sharing expense, net	(18,246)	(31,730)	(26,172)
	Gain on sale of loans and leases	373	601	1,791
	Gain on securities	3,744	4,841	5,359
	Covered OREO income, net	2,931	1,172	1,833
	Gain on sale of owned office building	—	1,570	—
Adjusted pre-tax earnings before accelerated discount accretion		512,581	409,358	135,383
Less:	Accelerated discount accretion from early payoffs of acquired loans	51,969	38,867	4,393
Adjusted pre-tax earnings		460,612	370,491	130,990
Tax expense (1)		(173,190)	(150,790)	(54,623)
Adjusted net earnings		$287,422	$219,701	$76,367

Average assets		$17,578,844	$13,322,388	$6,116,853

Average stockholders' equity		$3,751,995	$2,763,726	$718,920
Less:	Average intangible assets	1,850,988	1,342,286	172,096
Average tangible common equity		$1,901,007	$1,421,440	$546,824

Return on average assets (2)		1.70%	1.27%	0.74%
Return on average equity (3)		7.99%	6.11%	6.28%
Return on average tangible equity (4)		15.76%	11.88%	8.25%
Adjusted return on average assets (5)		1.64%	1.65%	1.25%
Adjusted return on average equity (6)		7.66%	7.95%	10.62%
Adjusted return on average tangible equity (7)		15.12%	15.46%	13.97%
_____________________________________

(1)	Actual effective tax rate of 37.6%, 40.7% and 41.7% used in 2015, 2014 and 2013.

(2)	Net earnings divided by average assets.

(3)	Net earnings divided by average stockholders' equity.

(4)	Net earnings divided by average tangible common equity.

(5)	Adjusted net earnings divided by average assets.

(6)	Adjusted net earnings divided by average stockholders' equity.

(7)	Adjusted net earnings divided by average tangible common equity.

	December 31,
Tangible Common Equity:	2015	2014	2013
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders’ equity	$4,397,691	$3,506,230	$808,898
Less: Intangible assets	2,229,511	1,737,683	225,991
Tangible common equity	$2,168,180	$1,768,547	$582,907
Total assets	$21,288,490	$16,234,605	$6,533,168
Less: Intangible assets	2,229,511	1,737,683	225,991
Tangible assets	$19,058,979	$14,496,922	$6,307,177
Equity to assets ratio	20.66%	21.60%	12.38%
Tangible common equity ratio(1)	11.38%	12.20%	9.24%
Book value per share	$36.22	$34.03	$17.65
Tangible book value per share	$17.86	$17.17	$12.72
Shares outstanding	121,413,727	103,022,017	45,822,834
Pacific Western Bank:
Stockholders’ equity	$4,276,279	$3,378,879	$911,005
Less: Intangible assets	2,229,511	1,737,683	225,991
Tangible common equity	$2,046,768	$1,641,196	$685,014
Total assets	$21,180,689	$15,995,719	$6,523,547
Less: Intangible assets	2,229,511	1,737,683	225,991
Tangible assets	$18,951,178	$14,258,036	$6,297,556
Equity to assets ratio	20.19%	21.12%	13.96%
Tangible common equity ratio(1)	10.80%	11.51%	10.88%
_______________________________________

(1)	Tangible common equity divided by tangible assets.

	December 31,
Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans):	2015	2014	2013
	(Dollars in thousands)
Allowance for credit losses	$122,268	$76,767	$67,816
Less: Allowance related to acquired Non-PCI loans and leases	19,127	4,184	607
Adjusted allowance for credit losses	$103,141	$72,583	$67,209
Gross Non-PCI loans and leases	$14,339,070	$11,613,832	$3,930,539
Less: Carrying value of acquired Non‑PCI loans and leases	6,030,921	6,562,237	1,060,172
Adjusted loans and leases	$8,308,149	$5,051,595	$2,870,367
Allowance for credit losses to loans and leases(1)	0.85%	0.66%	1.73%
Adjusted allowance for credit losses to loans and leases(2)	1.24%	1.44%	2.34%
_______________________________________

(1)	Allowance for credit losses divided by gross Non-PCI loans and leases.

(2)	Adjusted allowance for credit losses divided by adjusted loans and leases.

Results of Operations
Acquisitions Impact Earnings Performance
The comparability of financial information is affected by our acquisitions. We completed the following three acquisitions during the three years ended December 31, 2015: (1) FCAL on May 31, 2013, (2) CapitalSource Inc. on April 7, 2014 and (3) Square 1 Financial, Inc. on October 6, 2015. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates.
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

The following table presents, for the years indicated, the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities presented on a tax equivalent basis:

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$212,630	$31,909	15.01%	$347,124	$57,105	16.45%	$447,059	$47,503	10.63%
Non-PCI loans and leases	12,368,432	787,185	6.36%	9,079,217	599,992	6.61%	3,528,278	225,223	6.38%
Total loans and leases (1)	12,581,062	819,094	6.51%	9,426,341	657,097	6.97%	3,975,337	272,726	6.86%
Investment securities(2)	2,150,408	75,836	3.53%	1,574,294	53,737	3.41%	1,460,516	42,725	2.93%
Deposits in financial institutions	182,804	476	0.26%	129,920	333	0.26%	104,092	265	0.25%
Total interest‑earning assets (2)	14,914,274	895,406	6.00%	11,130,555	711,167	6.39%	5,539,945	315,716	5.70%
Other assets	2,664,570			2,191,833			576,908
Total assets	$17,578,844			$13,322,388			$6,116,853

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking deposits	$786,702	$1,041	0.13%	$634,435	$434	0.07%	$582,408	$303	0.05%
Money market deposits	2,473,556	4,794	0.19%	1,667,322	3,333	0.20%	1,400,065	2,455	0.18%
Savings deposits	747,688	2,020	0.27%	618,398	1,709	0.28%	194,300	63	0.03%
Time deposits	5,128,028	33,648	0.66%	4,363,819	21,856	0.50%	753,122	5,047	0.67%
Total interest‑bearing deposits	9,135,974	41,503	0.45%	7,283,974	27,332	0.38%	2,929,895	7,868	0.27%
Borrowings	194,468	554	0.28%	92,767	496	0.53%	12,979	537	4.14%
Subordinated debentures	433,752	18,535	4.27%	353,828	14,570	4.12%	122,649	3,796	3.10%
Total interest‑bearing liabilities	9,764,194	60,592	0.62%	7,730,569	42,398	0.55%	3,065,523	12,201	0.40%
Noninterest‑bearing demand
deposits	3,916,702			2,652,076			2,186,697
Other liabilities	145,953			176,017			145,713
Total liabilities	13,826,849			10,558,662			5,397,933
Stockholders’ equity	3,751,995			2,763,726			718,920
Total liabilities and stockholders’
equity	$17,578,844			$13,322,388			$6,116,853
Net interest income
(tax equivalent) (2)		$834,814			$668,769			$303,515
Net interest rate spread			5.38%			5.84%			5.30%
Net interest margin			5.60%			6.01%			5.48%

Total deposits (3)	$13,052,676	$41,503	0.32%	$9,936,050	$27,332	0.28%	$5,116,592	$7,868	0.15%
Funding sources (4)	$13,680,896	$60,592	0.44%	$10,382,645	$42,398	0.41%	$5,252,220	$12,201	0.23%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $11.5 million, $6.4 million, and $5.8 million for 2015, 2014 and 2013, respectively, related to tax-exempt income on municipal securities. The federal statutory rate utilized was 35% for all years.

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
The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rate:

	2015 Compared to 2014			2014 Compared to 2013
	Total	Increase (Decrease)		Total	Increase (Decrease)
	Increase	Due to		Increase	Due to
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In thousands)
Interest Income:
Loans and leases	$161,997	$189,541	$(27,544)	$384,371	$379,929	$4,442
Investment securities	22,099	20,263	1,836	11,012	3,631	7,381
Deposits in financial institutions	143	138	5	68	57	11
Total interest income	184,239	209,942	(25,703)	395,451	383,617	11,834

Interest Expense:
Interest checking deposits	607	124	483	131	6	125
Money market deposits	1,461	1,565	(104)	877	577	300
Savings deposits	311	350	(39)	1,646	320	1,326
Time deposits	11,792	4,256	7,536	16,810	18,399	(1,589)
Total interest-bearing deposits	14,171	6,295	7,876	19,464	19,302	162
Borrowings	58	366	(308)	(41)	785	(826)
Subordinated debentures	3,965	3,398	567	10,774	9,173	1,601
Total interest expense	18,194	10,059	8,135	30,197	29,260	937
Net interest income (tax equivalent)	$166,045	$199,883	$(33,838)	$365,254	$354,357	$10,897
The tax equivalent net interest margin (“NIM”) and loan and lease yields are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans, which causes volatility from period to period. The effects of this item on the NIM and loan and lease yield are shown in the following table for the years indicated:

	Year Ended December 31,
	2015	2014	2013
NIM:
Reported	5.60%	6.01%	5.48%
Less: Accelerated accretion of acquisition discounts from early
payoffs of acquired loans	(0.35)%	(0.35)%	(0.08)%
Core	5.25%	5.66%	5.40%
Loan and Lease Yield:
Reported	6.51%	6.97%	6.86%
Less: Accelerated accretion of acquisition discounts from early
payoffs of acquired loans	(0.41)%	(0.41)%	(0.12)%
Core	6.10%	6.56%	6.74%

The impact on tax equivalent net interest income and NIM from all purchase accounting items is detailed in the table below for the years indicated:

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
		Impact on		Impact on		Impact on
	Amount	NIM	Amount	NIM	Amount	NIM
	(Dollars in thousands)
Net interest income/NIM (tax equivalent)	$834,814	5.60%	$668,769	6.01%	$303,515	5.48%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(51,969)	(0.35)%	(38,867)	(0.35)%	(4,393)	(0.08)%
Remaining accretion of Non-PCI loan
acquisition discounts	(37,741)	(0.25)%	(48,704)	(0.44)%	(3,927)	(0.07)%
Total accretion of loan acquisition discounts	(89,710)	(0.60)%	(87,571)	(0.79)%	(8,320)	(0.15)%
Amortization of TruPS discount	5,597	0.04%	4,253	0.04%	334	0.01%
Accretion of time deposits premium	(3,044)	(0.02)%	(14,512)	(0.13)%	(837)	(0.02)%
Total purchase accounting adjustments	(87,157)	(0.58)%	(97,830)	(0.88)%	(8,823)	(0.16)%
Net interest income/NIM excluding purchase accounting	$747,657	5.02%	$570,939	5.13%	$294,692	5.32%
2015 Compared to 2014
Net interest income increased by $161.0 million to $823.3 million for the year ended December 31, 2015 compared to $662.4 million for 2014 due to the significant increase in interest-earning assets acquired in the CapitalSource Inc. merger on April 7, 2014 and, to a lesser extent, the Square 1 acquisition on October 6, 2015.
The tax equivalent NIM decreased 41 basis points to 5.60% for the year ended December 31, 2015 compared to 6.01% for 2014 due mostly to lower loan and lease yields and lower accretion of time deposit acquisition premiums. The positive impact on the NIM from accretion of time deposits acquisition premiums was two basis points for 2015 compared to 13 basis points for 2014. Tax-free interest income represented eight basis points of the tax equivalent NIM for 2015 and six basis points for 2014.
The yield on loans and leases decreased 46 basis points to 6.51% for the year ended December 31, 2015 compared to 6.97% for 2014 due mainly to yields on newly originated loans and leases being lower than the average portfolio yield, discount accretion on acquired loans and leases having a smaller positive impact on the loan and lease yield in 2015 compared to 2014, and the PCI loan yield being lower in the current year combined with the PCI portfolio representing a smaller percentage of the entire loan and lease portfolio.
The cost of average funding sources increased three basis points to 0.44% for the year ended December 31, 2015 from 0.41% for 2014. The total deposit cost increased four basis points to 0.32% for 2015 from 0.28% for 2014 and the cost of total interest‑bearing deposits increased seven basis points to 0.45% for 2015 from 0.38% for 2014. All of these costs increased in 2015 due mainly to the $5.3 billion of higher-cost time deposits acquired in the CapitalSource Inc. merger contributing to the funding cost for the entire 12-month period in 2015 compared to contributing for only nine months in 2014.
2014 Compared to 2013
Net interest income increased by $364.7 million to $662.4 million for the year ended December 31, 2014 compared to $297.7 million for 2013 due to the significant increase in interest-earning assets acquired in the CapitalSource Inc. merger.
The tax equivalent NIM increased 53 basis points to 6.01% for the year ended December 31, 2014 compared to 5.48% for 2013 driven by the increase in interest-earning assets, which resulted from the loans and leases added with the CapitalSource Inc. merger and organic loan growth during the year. The increase in the NIM was also a result of loans and leases being a higher percentage of interest-earning assets and higher accretion of acquisition discounts on acquired loans than in the prior year. The amortization and accretion of purchase accounting marks increased net interest income $97.8 million during 2014 and $8.8 million during 2013. When all purchase accounting items are excluded from net interest income, the resulting NIM was 5.13% for the year ended December 31, 2014 compared to 5.32% for 2013. This decrease was attributed to funding new loans at yields which were lower than the average portfolio yield.

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
The cost of all funding sources increased in the year ended December 31, 2014 due to the addition of the higher-cost time deposits and subordinated debt acquired in the CapitalSource Inc. merger. The cost of average funding sources increased 18 basis points to 0.41% for the year ended December 31, 2014 from 0.23% for 2013. The increase in the cost of average funding sources for 2014 was also due to noninterest-bearing deposits becoming a smaller percentage of funding liabilities than in the prior period. The cost of total interest‑bearing deposits increased 11 basis points to 0.38% and total interest‑bearing liabilities increased 15 basis points to 0.55% for the year ended December 31, 2014.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2015	(Decrease)	2014	(Decrease)	2013
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for
Non-PCI loans and leases	$42,604	$30,858	$11,746	$13,101	$(1,355)
Addition to (reduction in) reserve for
unfunded loan commitments	5,677	6,941	(1,264)	(2,619)	1,355
Total provision for Non-PCI loans
and leases	48,281	37,799	10,482	10,482	—
(Negative provision) provision for PCI loans	(2,800)	(3,817)	1,017	5,227	(4,210)
Total provision (negative provision) for
credit losses	$45,481	$33,982	$11,499	$15,709	$(4,210)

Non‑PCI Credit Quality Metrics:
Net charge‑offs on Non-PCI loans
and leases	$7,526	$5,995	$1,531	$(2,772)	$4,303
Net charge‑offs to average Non-PCI loans
and leases	0.06%		0.02%		0.12%
At Year End:
Allowance for loan and lease losses	$105,534	$35,078	$70,456	$10,215	$60,241
Allowance for credit losses	122,268	45,501	76,767	8,951	67,816
Non‑PCI nonaccrual loans and leases	129,019	45,398	83,621	36,847	46,774
Non‑PCI classified loans and leases	391,754	149,143	242,611	115,300	127,311
Allowance for credit losses to Non-PCI
loans and leases	0.85%		0.66%		1.73%
Allowance for credit losses to Non-PCI
nonaccrual loans and leases	94.8%		91.8%		145.0%

Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. We have a provision for credit losses on our Non‑PCI loans and leases and a provision for credit losses on our PCI loans. The provision for credit losses on our Non‑PCI loans and leases is based on our allowance methodology and is an expense, or contra‑expense, that, in our judgment, is required to maintain an adequate allowance for credit losses. Our allowance methodology uses our actual historical loan and lease charge-off experience on pools of similar loans and leases, considers the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings, and considers subjective criteria such as current economic trends and forecasts, current commercial real estate values and performance trends, and the loan portfolio credit performance trends. The provision for credit losses on our PCI loans results from decreases and the negative provision results from increases in expected cash flows on such loans compared to those previously estimated.
We recorded a provision for credit losses of $45.5 million in 2015 and $11.5 million in 2014 in accordance with our allowance methodology, which takes into consideration new loan and lease fundings, commitments to make loans and leases and underlying credit quality trends. The increase in the provision for credit losses was due to net loan growth, an incremental allowance recorded on acquired loans, and specific provisions for impaired loans, of which $12.0 million related to borrowers adversely affected by the low price of oil. The 2015 provision was comprised of a $48.3 million provision for Non-PCI loans and leases and a $2.8 million negative provision for PCI loans. The negative provision for PCI loans resulted from increases in actual and expected cash flows, due mostly to payoffs.
Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are net loan and lease and unfunded commitment growth, an increased amount of loan and lease charge-offs, changes in economic conditions, such as the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values and adverse conditions in borrowers’ businesses. See “- Critical Accounting Policies,” “- Financial Condition - Allowance for Credit Losses on Non‑PCI Loans,” “-Financial Condition - Allowance for Credit Losses on PCI Loans,” and Note 1(h). Nature of Operations and Summary of Significant Accounting Policies - Allowances for Credit Losses, and Note 7. Loans and Leases, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Noninterest Income
The following table summarizes noninterest income by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2015	(Decrease)	2014	(Decrease)	2013
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$11,688	$455	$11,233	$(532)	$11,765
Other commissions and fees	31,586	12,984	18,602	10,186	8,416
Leased equipment income	24,023	7,354	16,669	16,669	—
Gain on sale of loans and leases	373	(228)	601	(1,190)	1,791
Gain on securities	3,744	(1,097)	4,841	(518)	5,359
FDIC loss sharing expense, net	(18,246)	13,484	(31,730)	(5,558)	(26,172)
Other income:
Dividends and realized gains on equity investments	20,889	14,682	6,207	6,207	—
Foreign currency translation net gains	186	(3,172)	3,358	3,358	—
Income recognized on early repayment of leases	3,198	(2,072)	5,270	5,270	—
Gain on sale of owned office building	—	(1,570)	1,570	1,570	—
Other	6,869	1,303	5,566	2,481	3,085
Total noninterest income	$84,310	$42,123	$42,187	$37,943	$4,244

The following table presents the details of FDIC loss sharing expense, net for the years indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
FDIC Loss Sharing Expense, Net:
(Loss) gain on FDIC loss sharing asset (1)	$(1,988)	$(5,457)	$2,320
FDIC loss sharing asset amortization, net	(13,425)	(25,051)	(26,829)
Net reimbursement (to) from FDIC for covered OREOs (2)	(2,406)	(845)	(1,547)
Other	(427)	(377)	(116)
Total FDIC loss sharing expense, net	$(18,246)	$(31,730)	$(26,172)
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
2015 Compared to 2014
Noninterest income increased by $42.1 million to $84.3 million for the year ended December 31, 2015 compared to $42.2 million for 2014. The increase was due mostly to a $14.7 million increase in dividends and realized gains on equity investments, lower FDIC loss sharing expense of $13.5 million, higher other commissions and fees of $13.0 million and higher leased equipment income of $7.4 million. The 2015 period included a net gain of $6.1 million on the sale of five equity investments and dividends received of $14.8 million. The 2014 period included a net gain of $2.6 million on the sale of 14 equity investments and dividends received of $3.6 million. We had equity investments with an aggregate carrying value of $2.3 million at December 31, 2015 and $25.2 million at December 31, 2014. These equity investments were acquired in the CapitalSource Inc. and Square 1 transactions. Dividends on equity investments are solely at the discretion of the investee, and we have no control over the amount of such distributions in each period. The decrease in FDIC loss sharing expense resulted primarily from an $11.6 million decline in the amortization expense of the FDIC loss sharing asset, as two of the Bank's loss sharing agreements reached the end of their initial indemnification period during the third quarters of 2015 and 2014. The increase in other commissions and fees was due to higher loan-related unused commitment fees and prepayment fees, and higher foreign exchange fees due to the impact of the income sources gained in the CapitalSource Inc. merger and Square 1 acquisition.
2014 Compared to 2013
Noninterest income increased by $38.0 million to $42.2 million for the year ended December 31, 2014 compared to $4.2 million for 2013. The increase was due mostly to income sources gained in the CapitalSource Inc. merger, including certain other commissions and fees, leased equipment income, dividends and gains on equity investments and foreign currency translation net gains, offset by higher FDIC loss sharing expense. The increase in FDIC loss sharing expense was due mainly to higher losses on the FDIC loss sharing asset. Noninterest income for the year ended December 31, 2014 also includes a gain on the sale of an owned office building of $1.6 million; there was no similar gain in 2013.

Noninterest Expense
The following table summarizes noninterest expense by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2015	(Decrease)	2014	(Decrease)	2013
	(In thousands)
Noninterest Expense:
Compensation	$203,914	$38,415	$165,499	$58,432	$107,067
Occupancy	44,144	3,538	40,606	11,147	29,459
Data processing	18,617	3,999	14,618	5,124	9,494
Other professional services	13,760	2,526	11,234	4,480	6,754
Insurance and assessments	16,996	6,089	10,907	5,311	5,596
Intangible asset amortization	9,410	3,142	6,268	866	5,402
Leased equipment depreciation	13,603	4,444	9,159	9,159	—
Foreclosed assets (income) expense, net	(668)	(6,069)	5,401	6,904	(1,503)
Acquisition, integration, and reorganization costs	21,247	(79,769)	101,016	60,204	40,812
Other expense:
Loan-related expense	6,064	(4,230)	10,294	5,969	4,325
Communications	4,853	158	4,695	1,772	2,923
Other	30,099	4,204	25,895	8,059	17,836
Total noninterest expense	$382,039	$(23,553)	$405,592	$177,427	$228,165
The following table presents the components of foreclosed assets (income) expense, net for the years indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Foreclosed Assets (Income) Expense:
Provision for losses	$5,228	$7,306	$2,515
Operating (income) expense	(2,929)	1,515	1,183
Gain on sale, net	(2,967)	(3,420)	(5,201)
Total foreclosed assets (income) expense, net	$(668)	$5,401	$(1,503)
2015 Compared to 2014
Noninterest expense decreased by $23.6 million to $382.0 million for the year ended December 31, 2015 compared to $405.6 million for 2014. The decrease in 2015 was due mainly to lower acquisition, integration and reorganization costs of $79.8 million. The acquisition, integration and reorganization costs for 2015 related to the Square 1 acquisition, and the costs for 2014 related to the CapitalSource Inc. merger. Almost all of the of the operating expense categories were higher in 2015 compared to 2014 due mostly to including the operations of CapitalSource Inc. for the entire 2015 period and only subsequent to its April 7, 2014 acquisition date for the 2014 period, and to the inclusion of the operations of Square 1 subsequent to its October 6, 2015 acquisition date. Foreclosed assets expense decreased $6.1 million due mainly to lower operating expenses and lower provision for losses.
2014 Compared to 2013
Noninterest expense increased by $177.4 million to $405.6 million for the year ended December 31, 2014 compared to $228.2 million for 2013. The increase was due mostly to higher acquisition, integration and reorganization costs of $60.2 million and higher other noninterest expenses of $117.2 million as a result of including the CapitalSource Inc. and FCAL operations after their respective acquisition dates. The leased equipment depreciation relates to the operating lease portfolio acquired in the CapitalSource Inc. merger.

Acquisition, Integration and Reorganization Costs
For each of our acquisitions, we had an integration plan that addressed, among other things, requirements for staffing, systems platforms, compliance-related activities, branch locations and other facilities. Based on these plans, we incurred charges which included severance, acceleration of stock-based compensation, systems integration and facilities-related charges including contract termination fees. These charges, along with legal, accounting, investment banking, valuation and other professional fees necessary to effect a business combination, were charged to acquisition, integration and reorganization costs on the consolidated statements of earnings. We incurred $21.2 million, $101.0 million and $40.8 million of such costs in 2015, 2014 and 2013.
The following table presents acquisition, integration and reorganization costs by major category for the years indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Acquisition, Integration and Reorganization Costs:
Severance and employee-related(1)	$10,550	$57,868	$21,497
System conversion and integration	4,246	1,868	3,829
Asset write-downs, lease terminations and other facilities-related	125	6,353	3,212
Asset financing segment reorganization	—	10,073	—
Investment banking deal costs	1,050	16,117	5,309
Other (legal, accounting, insurance, consulting)	5,276	8,737	6,965
Total acquisition, integration and reorganization costs	$21,247	$101,016	$40,812
___________________
(1) Amount includes $26.1 million in 2014 and $12.4 million in 2013 for accelerated vesting of restricted stock awards.
Income Taxes
The effective tax rates were 37.6%, 40.7% and 41.7% in 2015, 2014 and 2013. The difference in the effective tax rates between the years relates mainly to the level of tax credits and tax deductions and the amount of tax exempt interest income recorded in each of the years and the non-deductibility and tax treatment of certain acquisition, integration and reorganization costs. The Company's blended statutory tax rate for federal and state is 41%. For further information on income taxes, see Note 14. Income Taxes, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Fourth Quarter Results
The following table sets forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31,	September 30,
	2015	2015
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$243,497	$207,672
Interest expense	(14,298)	(15,152)
Net interest income	229,199	192,520
Provision for credit losses	(13,772)	(8,746)
FDIC loss sharing expense, net	(4,291)	(4,449)
Gain on securities	—	655
Other noninterest income	32,349	19,552
Total noninterest income	28,058	15,758
Foreclosed assets income (expense), net	3,185	(4,521)
Acquisition, integration, and reorganization costs	(17,600)	(747)
Other noninterest expense	(107,849)	(84,871)
Total noninterest expense	(122,264)	(90,139)
Earnings before income taxes	121,221	109,393
Income tax expense	(49,380)	(39,777)
Net earnings	$71,841	$69,616

Profitability Measures:
Diluted earnings per share	$0.60	$0.68
Annualized return on:
Average assets	1.37%	1.65%
Average tangible equity (1)	13.14%	15.09%
Annualized adjusted return on:
Average assets (2)	1.60%	1.55%
Average tangible equity (1)(2)	15.35%	14.10%
Net interest margin (tax equivalent)	5.22%	5.46%
Core net interest margin (tax equivalent) (3)	5.10%	5.19%
Efficiency ratio	39.3%	39.6%
____________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	See "Non-GAAP Measurements" for the calculation of this item.

(3)	Excludes accelerated accretion of acquisition discounts from early payoffs of acquired loans.
Fourth Quarter of 2015 Compared to Third Quarter of 2015
Net earnings were $71.8 million, or $0.60 per diluted share, for the fourth quarter of 2015 compared to $69.6 million, or $0.68 per diluted share, for the third quarter of 2015. The quarter‑over‑quarter increase of $2.2 million in net earnings was due mostly to the $36.7 million increase in net interest income and the $12.3 million increase in noninterest income, offset by the $5.0 million increase in provision for loan losses and the $32.1 million increase in noninterest expense. The noninterest expense increase included a $16.9 million increase in acquisition, integration and reorganization costs and increases in all operating expense categories due mostly to the Square 1 acquisition, offset by a $7.7 million decrease in foreclosed assets expense.

The NIM and loan and lease yield are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans that causes volatility from period to period. The effects of such item on the NIM and loan and lease yield are shown in the following table for the periods indicated:

	Three Months Ended		Three Months Ended
	December 31, 2015		September 30, 2015
		Loan and		Loan and
	NIM	Lease Yield	NIM	Lease Yield
Reported	5.22%	6.21%	5.46%	6.34%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.12)%	(0.16)%	(0.27)%	(0.32)%
Core	5.10%	6.05%	5.19%	6.02%
The impact on tax equivalent net interest income and NIM from all purchase accounting items is detailed in the table below for the periods indicated:

	Three Months Ended		Three Months Ended
	December 31, 2015		September 30, 2015
		Impact on		Impact on
	Amount	NIM	Amount	NIM
	(Dollars in thousands)
Net interest income/NIM (tax equivalent)	$233,959	5.22%	$195,274	5.46%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(5,511)	(0.12)%	(9,659)	(0.27)%
Remaining accretion of Non-PCI loan
acquisition discounts	(10,553)	(0.24)%	(7,485)	(0.21)%
Total accretion of loan acquisition discounts	(16,064)	(0.36)%	(17,144)	(0.48)%
Amortization of TruPS discount	1,397	0.03%	1,399	0.04%
Accretion of time deposits premium	(384)	(0.01)%	(576)	(0.02)%
Total purchase accounting adjustments	(15,051)	(0.34)%	(16,321)	(0.46)%
Net interest income/NIM excluding purchase accounting	$218,908	4.88%	$178,953	5.00%
Net interest income increased by $36.7 million to $229.2 million for the fourth quarter of 2015 compared to $192.5 million for the third quarter of 2015 due to higher average investment and loan and lease balances offset by lower discount accretion on acquired loans.
Our NIM for the fourth quarter of 2015 was 5.22% compared to 5.46% for the third quarter of 2015. The 24 basis point decrease in NIM was due to lower discount accretion on acquired loans and leases and a higher percentage of average lower-yielding assets in the mix. Discount accretion on acquired loans and leases contributed 36 basis points to the NIM in the fourth quarter of 2015 and 48 basis points in the third quarter of 2015.
The yield on loans and leases decreased to 6.21% for the fourth quarter of 2015 from 6.34% for the third quarter of 2015. The decrease was due to lower discount accretion on acquired loans and leases and the yield on new production being lower than the current portfolio yield. Total discount accretion on acquired loans and leases was $16.1 million in the fourth quarter of 2015 (46 basis points on the loan and lease yield) compared to $17.1 million in the third quarter of 2015 (57 basis points on the loan and lease yield). The decrease in discount accretion was due primarily to lower accelerated accretion from early payoffs.
The cost of average funding sources decreased 11 basis points to 0.35% for the fourth quarter from 0.46% for the third quarter due mainly to the increased balance of noninterest-bearing deposits and a lower level of higher-cost time deposits. The cost of total deposits decreased 9 basis points to 0.24% for the current quarter compared to the prior quarter. The cost of total interest‑bearing deposits decreased 7 basis points to 0.39% and total interest‑bearing liabilities decreased 8 basis points to 0.55% for the fourth quarter.

We recorded a provision for credit losses of $13.8 million in the fourth quarter of 2015 compared to a provision for credit losses of $8.7 million in the third quarter of 2015 as follows:

	Three Months Ended
	December 31,	September 30,	Increase
	2015	2015	(Decrease)
	(In thousands)
Provision (Negative Provision) for Credit Losses on:
Non‑PCI loans and leases	$15,114	$11,000	$4,114
PCI loans	(1,342)	(2,254)	912
Total provision for credit losses	$13,772	$8,746	$5,026
Noninterest income increased by $12.3 million to $28.1 million for the fourth quarter of 2015 from $15.8 million for the third quarter of 2015 due mostly to higher other commissions and fees of $6.3 million, higher leased equipment income of $2.3 million, higher other income of $2.7 million and higher service charges on deposit accounts of $1.3 million. The increase in other commissions and fees was comprised of $3.3 million from loan prepayment fees, $1.7 million from foreign exchange fees and $0.7 million from credit card fee income. The increases in the last two items are due to the Square 1 acquisition. Leased equipment income increased due to higher average balances and other income increased due to gains from early lease terminations, dividends received on other investments, a miscellaneous recovery and warrant gains. We acquired a portfolio of equity warrants in the Square 1 acquisition, and we continue to receive warrants in connection with extending loan commitments to certain of our customers. Warrants potentially provide gains in the case of a future customer liquidity event. The increase in deposit service charges was due to the acquired Square 1 deposits.
Noninterest expense increased by $32.1 million to $122.3 million for the fourth quarter of 2015 compared to $90.1 million for the third quarter of 2015. The increase was due mostly to higher acquisition, integration and reorganization costs of $16.9 million related to the Square 1 acquisition and integration. All operating expense categories were higher quarter over quarter due mostly to the Square 1 acquisition. Foreclosed assets expense was lower by $7.7 million due to gains of $3.0 million on foreclosed asset sales in the fourth quarter, while the third quarter included a write-down of $4.6 million on an existing foreclosed property.

Financial Condition
Investment Portfolio
Our portfolio consists primarily of obligations of states and political subdivisions (“municipal securities”), U.S. government agency obligations, and government‑sponsored enterprise (“GSE”) obligations.
The following table presents the composition of our investment portfolio at the dates indicated:

	December 31,
Security Type:	2015	2014	2013
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass-through securities	$767,797	$535,672	$707,188
Government agency and government-sponsored enterprise collateralized mortgage obligations	486,239	277,946	192,873
Covered private label collateralized mortgage obligations	29,782	33,947	37,904
Other private label collateralized mortgage obligations	115,014	10,914	—
Municipal securities	1,547,331	536,116	436,658
US Treasury securities	69,380	—	—
Corporate debt securities	48,424	110,109	82,707
Collateralized loan obligations	132,189	—	—
SBA securities	211,157	—	—
Government-sponsored enterprise debt securities	36,913	36,757	9,872
Asset-backed and other securities	115,211	25,716	27,543
Total securities available-for-sale	$3,559,437	$1,567,177	$1,494,745
Federal Home Loan Bank stock	19,710	40,609	27,939
Total investment securities	$3,579,147	$1,607,786	$1,522,684
The following table presents the detail of our market purchases of securities during the years indicated:

	Year Ended December 31,
Security Type:	2015	2014	2013
	(In thousands)
Residential mortgage‑backed securities:
Government agency and government‑sponsored enterprise pass-through securities	$44,857	$34,171	$199,563
Government agency and government‑sponsored enterprise collateralized mortgage obligations	166,757	79,745	129,321
Municipal securities	591,836	70,989	122,740
Corporate debt securities	4,958	25,692	54,148
Collateralized loan obligations	133,079	—	9,867
SBA securities	51,164	—	—
Government-sponsored enterprise debt securities	—	26,129	10,047
Asset-backed and other securities	29	13	24,525
Total market purchases of securities available‑for‑sale	$992,680	$236,739	$550,211

The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	December 31, 2015
Security Type:	Amortized Cost	Fair Value	Yield (1)(2)	Duration (in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise
pass-through securities	$759,881	$767,797	2.28%	3.8
Government agency and government-sponsored enterprise
collateralized mortgage obligations	486,065	486,239	2.10%	4.9
Private label collateralized mortgage obligations	140,065	144,796	4.25%	2.2
Municipal securities(2)	1,508,968	1,547,331	4.03%	6.5
US Treasury securities	70,196	69,380	1.03%	3.1
Corporate debt securities	49,047	48,424	7.26%	5.9
Collateralized loan obligations	133,192	132,189	2.63%	0.1
SBA securities	211,946	211,157	0.84%	4.6
Government-sponsored enterprise debt securities	36,302	36,913	2.15%	4.4
Asset-backed and other securities	116,723	115,211	2.46%	2.6
Total securities available-for-sale(2)	$3,512,385	$3,559,437	3.07%	5.0
_______________________________________

(1)	Represents the yield for the month of December 2015.

(2)	Tax-equivalent basis.
The following table presents the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	December 31, 2015
Municipal Securities by State:	Carrying Value	% of Total
	(Dollars in thousands)
California	$206,522	13%
New York	182,647	12%
Washington	169,433	11%
Texas	125,297	8%
Ohio	96,143	6%
Massachusetts	76,749	5%
District of Columbia	66,572	4%
Florida	53,083	3%
Illinois	46,693	3%
Oregon	43,522	3%
Total of 10 largest states	1,066,661	68%
All other states	480,670	32%
Total municipal securities	$1,547,331	100%

The following table presents a summary of contractual rates and contractual maturities of our securities available‑for‑sale as of the date indicated:

			One Year		Five Years
	One Year		Through		Through		Over
	or Less		Five Years		Ten Years		Ten Years		Total
	Fair		Fair		Fair		Fair		Fair
December 31, 2015	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate
	(Dollars in thousands)
Residential mortgage-
backed securities:
Government agency
and government-
sponsored enterprise
pass-through securities	$5	8.94%	$46,466	3.50%	$191,887	3.40%	$529,439	3.79%	$767,797	3.67%
Government agency
and government-
sponsored enterprise
collateralized
mortgage obligations	—	—	56,401	4.03%	214,436	2.98%	215,402	3.17%	486,239	3.18%
Covered private label
collateralized
mortgage obligations	—	—	42	4.88%	274	5.46%	29,466	5.50%	29,782	5.49%
Other private label
collateralized
mortgage obligations	—	—	6,087	4.75%	2,118	3.47%	106,809	3.33%	115,014	3.40%
Municipal securities(1)	9,320	4.87%	29,352	4.51%	73,655	3.58%	1,435,004	4.04%	1,547,331	4.03%
US Treasury securities	—	—	69,380	1.15%	—	—	—	—	69,380	1.15%
Corporate debt securities	—	—	29,379	9.44%	—	—	19,045	5.62%	48,424	7.94%
Collateralized loan obligations	—	—	—	—	35,739	2.63%	96,450	2.44%	132,189	2.50%
SBA securities	8	5.56%	3,528	3.42%	110,584	3.53%	97,037	3.13%	211,157	3.34%
Government-sponsored
enterprise debt securities	—	—	36,913	2.01%	—	—	—	—	36,913	2.01%
Asset-backed and other securities	3,344	—	26,615	3.20%	35,383	2.96%	49,869	1.98%	115,211	2.51%
Total securities
available-for-sale(1)	$12,677	3.59%	$304,163	3.55%	$664,076	3.24%	$2,578,521	3.78%	$3,559,437	3.66%
_______________________________________

(1)	Rates on tax-exempt securities are contractual rates and are not presented on a tax-equivalent basis.

Loans and Leases
The following table presents the composition of our total loans and leases as of the dates indicated:

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$1,230,787	9%	$1,047,861	9%
Hospitality	656,750	5%	570,634	5%
SBA program	473,960	3%	380,890	3%
Other commercial real estate	2,284,036	16%	2,583,965	21%
Total commercial real estate	4,645,533	33%	4,583,350	38%
Income producing residential	1,035,164	7%	789,271	7%
Owner-occupied residential	176,045	1%	220,751	2%
Total residential real estate	1,211,209	8%	1,010,022	9%
Total real estate mortgage	5,856,742	41%	5,593,372	47%
Real estate construction and land:
Commercial	345,991	2%	220,927	2%
Residential	184,382	1%	96,749	1%
Total real estate construction and land	530,373	3%	317,676	3%
Total real estate loans	6,387,115	44%	5,911,048	50%
Commercial:
Technology cash flow	978,283	7%	843,995	7%
Security cash flow	450,544	3%	405,105	3%
Healthcare cash flow	865,355	6%	641,941	5%
Other cash flow	779,783	5%	774,613	7%
Total cash flow	3,073,965	21%	2,665,654	22%
Lender finance & timeshare	1,587,577	11%	1,364,814	12%
Healthcare asset based	228,445	2%	158,400	1%
Other asset based	731,643	5%	711,260	6%
Total asset based	2,547,665	18%	2,234,474	19%
Equipment finance	890,349	6%	969,489	8%
Venture capital services	228,863	2%	—	—%
Early stage	347,298	2%	—	—%
Expansion stage	600,541	4%	—	—%
Later stage	281,311	2%	—	—%
Venture backed lending	1,458,013	10%	—	—%
Total commercial	7,969,992	55%	5,869,617	49%
Consumer	121,147	1%	101,767	1%
Total loans and leases, net of deferred fees(1)	$14,478,254	100%	$11,882,432	100%
_______________________________________

(1)	Includes PCI loans of $189.0 million and $290.8 million at December 31, 2015 and 2014, of which the majority are included in the Real Estate Mortgage category in this table.

Credit Exposure Affected by Low Oil Prices
At December 31, 2015, we had 24 outstanding loan and lease relationships totaling $137.3 million to borrowers and lessees primarily involved in the oil and gas industry, down from $152.3 million at September 30, 2015. The obligors under these loans and leases either conduct oil and gas extraction or provide industrial support services to such types of businesses. The collateral for these loans and leases primarily includes equipment, such as drilling and mining equipment and transportation vehicles, used directly and indirectly in these activities. At December 31, 2015, three relationships totaling $47.1 million were on nonaccrual status and were classified, down from $47.9 million at September 30, 2015. The largest of these relationships had an aggregate outstanding balance of $40.1 million at December 31, 2015. These nonaccrual loans had specific valuation allowances of $6.3 million at December 31, 2015 reflecting a $4.9 million increase during the fourth quarter of 2015. Reserves related to our impaired oil and gas services industry exposure were 13.5% and reserves related to our total oil and gas services industry exposure were approximately 8% at year-end 2015.
The following table presents loan and lease relationships having exposure to the oil and gas industries as of the date indicated:

	December 31, 2015
	Obligors	Amount	% of Total
	(Dollars in thousands)
Nonaccrual (1)	3	$47,091	34%
Large, rated companies (2)	2	50,972	37%
All others (3)	19	39,262	29%
Total oil & gas support services	24	$137,325	100%
_______________________________________

(1)	Includes one relationship of $40.1 million.

(2)	Borrowing entity or obligor contractual counterparty rated BB+ or higher.

(3)	Average relationship balance of approximately $2.0 million.
The following table presents a roll forward of the loan and lease portfolio for the year indicated:

Year Ended
Loan and Lease Roll Forward: (1)	December 31, 2015
(In thousands)
Beginning balance	$11,882,432
New production	4,171,172
Existing loans and leases:
Principal repayments, net(2)	(3,067,844)
Loan and lease sales	(29,984)
Transfers to foreclosed assets	(13,471)
Charge-offs	(17,771)
Loans and leases acquired through acquisition	1,553,720
Ending balance	$14,478,254

Weighted average yield on new production	5.47%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal repayments on existing loans, changes in revolving lines of credit (repayments and draws), loan participation sales, and other changes within the loan portfolio.
Real estate mortgage loans and real estate construction and land loans (which are predominantly commercial real estate mortgage loans) together comprised 44% and 50% of our total portfolio at December 31, 2015 and 2014. The decline in real estate loans as a percentage of total loans was attributable to commercial loans acquired in connection with the Square 1 acquisition and net loan originations and repayment activity during 2015.

Commercial real estate mortgage loans are diversified among various property types. At December 31, 2015, our largest property type concentration was healthcare property, totaling $1.2 billion or 21% of real estate mortgage loans. Healthcare property types include skilled nursing facilities, hospitals, assisted living facilities, independent living facilities, and owner-occupied medical office facilities. At December 31, 2014, healthcare property totaled $1.0 billion and comprised 19% of real estate mortgage loans.
Other significant real estate concentrations were office properties at 12% and 14% of real estate mortgage loans at December 31, 2015 and 2014, and multi-family properties at 14% of real estate mortgage loans at December 31, 2015 and 2014. See "Item 1. Business - Our Business Strategy - Lending Activities" for an overview of the real estate loan structures and the related credit risk and risk mitigation commentary.
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
Commercial loans and leases comprised 55% and 49% of our total portfolio at December 31, 2015 and 2014. The increase in the commercial loan and lease portfolio composition is attributable to commercial loans acquired in connection with the Square 1 acquisition and net loan originations and repayment activity during 2015.
Commercial loans and leases are diversified among various loan types and industries. At December 31, 2015, our largest commercial loan type concentration was cash flow loans, totaling $3.1 billion or 21% of our total portfolio compared to 22% at December 31, 2014. Cash flow secured loans are provided to sophisticated buyers and private equity groups, financial investors, strategic companies and sponsors to finance the acquisition or recapitalization of a business. Other significant commercial concentrations were asset-based loans at 18% and 19% of the total portfolio at December 31, 2015 and December 31, 2014, and equipment finance at 6% and 8% of the total portfolio at December 31, 2015 and December 31, 2014. Asset-based loans are first liens on or interests in readily quantifiable collateral. This collateral includes, but is not limited to, trade accounts receivable, loans receivable, or inventory. Venture capital loans were 10% of the total portfolio at December 31, 2015, and represent new loan types acquired in the Square 1 acquisition. See "Item 1. Business - Our Business Strategy - Lending Activities" for an overview of commercial loan credit risk and risk mitigation commentary.
The following table presents the geographic composition of the majority of our real estate loans as of the dates indicated:

	December 31, 2015		December 31, 2014
Real Estate Loans by State:	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
California	$3,121,801	48.9%	$3,117,136	52.7%
Florida	488,793	7.6%	342,584	5.8%
Texas	342,815	5.4%	423,362	7.2%
New York	315,433	4.9%	196,898	3.3%
Pennsylvania	215,945	3.4%	143,014	2.4%
Virginia	182,040	2.8%	180,272	3.0%
Illinois	157,431	2.5%	86,836	1.5%
Arizona	144,177	2.3%	142,624	2.4%
New Jersey	120,793	1.9%	133,502	2.3%
Indiana	89,019	1.4%	69,510	1.2%
Total of 10 largest states	5,178,247	81.1%	4,835,738	81.8%
All other states	1,208,868	18.9%	1,075,310	18.2%
Total real estate loans	$6,387,115	100.0%	$5,911,048	100.0%

Loan and Lease Interest Rate Sensitivity
The following table presents contractual maturity information for the indicated Non‑PCI and PCI loans and leases at December 31, 2015:

	Due in One	Due After One to	Due After
	Year or Less	Five Years	Five Years	Total
	(In thousands)
Non-PCI Loans and Leases:
Real estate mortgage	$512,514	$3,352,509	$1,823,040	$5,688,063
Real estate construction and land	223,475	303,293	952	527,720
Commercial	1,414,586	5,261,327	1,276,664	7,952,577
Consumer	11,124	18,933	90,792	120,849
Total Non-PCI	2,161,699	8,936,062	3,191,448	14,289,209
PCI Loans	44,298	74,321	70,426	189,045
Total loans and leases, net of deferred fees	$2,205,997	$9,010,383	$3,261,874	$14,478,254
At December 31, 2015, we had $2.2 billion of loans and leases due to mature over the next twelve months. For any of these loans and leases, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered troubled debt restructurings ("TDRs") even though the loans performed throughout their terms. The circumstances regarding any modifications and a borrower's specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a TDR has occurred. Higher levels of TDRs may lead to increased classified assets and credit loss provisions.
The following table presents the interest rate profile of Non‑PCI and PCI loans and leases due after one year at December 31, 2015:

	Due After One Year
	Fixed	Variable
	Rate	Rate	Total
	(In thousands)
Non-PCI Loans:
Real estate mortgage	$1,694,683	$3,480,866	$5,175,549
Real estate construction and land	140,107	164,138	304,245
Commercial	1,254,494	5,283,497	6,537,991
Consumer	71,464	38,261	109,725
Total Non-PCI	3,160,748	8,966,762	12,127,510
PCI Loans	62,991	81,756	144,747
Total loans and leases, net of deferred fees	$3,223,739	$9,048,518	$12,272,257
For information regarding our variable rate loans subject to interest rate floors, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Allowance for Credit Losses on Non-PCI Loans and Leases
For a discussion of our policy and methodology on the allowance for credit losses on Non-PCI loans and leases, see "- Critical Accounting Policies - Allowance for Credit Losses on Non-PCI Loans and Leases." For further information on the allowance for credit losses on Non-PCI loans and leases, see Note 7. Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

	December 31,
Non-PCI Allowance for Credit Losses Data:	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance for loan and lease losses	$105,534	$70,456	$60,241	$65,899	$85,313
Reserve for unfunded loan commitments	16,734	6,311	7,575	6,220	8,470
Total allowance for credit losses	$122,268	$76,767	$67,816	$72,119	$93,783

Allowance for credit losses to loans and leases	0.85%	0.66%	1.73%	2.35%	3.30%
Allowance for credit losses to nonaccrual loans and leases	94.8%	91.8%	145.0%	172.7%	152.2%
All acquired loans are recorded initially at their estimated fair value with such initial fair value including an estimate of credit losses. Two additional credit coverage ratios shown in the table below are presented to give an indication of overall credit risk coverage:

	December 31, 2015			December 31, 2014
	Non-PCI			Non-PCI
	Loans and	Allowance/	Coverage	Loans and	Allowance/	Coverage
Non-PCI Credit Risk Coverage Ratios:	Leases	Discount	Ratio	Leases	Discount	Ratio
	(Dollars in thousands)
Ending balance	$14,339,070	$122,268	0.85%	$11,613,832	$76,767	0.66%
Acquired loans	(6,030,921)	(19,127)		(6,562,267)	(4,184)
Adjusted balance	$8,308,149	$103,141	1.24%	$5,051,565	$72,583	1.44%

Ending balance	$14,339,070	$122,268	0.85%	$11,613,832	$76,767	0.66%
Unamortized purchase discount	92,192	92,192		156,428	156,428
Adjusted balance	$14,431,262	$214,460	1.49%	$11,770,260	$233,195	1.98%

The first additional credit coverage ratio calculation makes adjustments for acquired loans and leases and the related allowance. Our Non‑PCI loans and leases at December 31, 2015, included $6.0 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non‑PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At December 31, 2015, our allowance for credit losses included $19.1 million related to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non‑PCI loans and leases and the related allowance is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non‑PCI loans and leases of 1.24% at December 31, 2015; at December 31, 2014, this ratio was 1.44%.
The second additional credit coverage ratio calculation makes an adjustment for the unamortized purchase discount on acquired loans and leases. Our acquired Non-PCI loans and leases included an unamortized purchase discount of $92.2 million at December 31, 2015, which is assigned specifically to those loans and leases only. Such discount represents the acquisition date fair value adjustment based on market, liquidity, interest rate and credit risk. When the unamortized purchase discount is added back separately to both our Non-PCI loans and leases and allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non-PCI loans and leases of 1.49% at December 31, 2015; at December 31, 2014, this ratio was 1.98%.
The unamortized purchase discount is being accreted to interest income over the remaining life of the respective loans and leases primarily using the interest method. Use of the interest method results in steadily declining amounts being taken into income in each reporting period. The remaining discount of $92.2 million at December 31, 2015 is expected to be substantially accreted to income by the end of 2018.

The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the years indicated:

	Year Ended December 31,
Non-PCI Allowance for Credit Losses:	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance for credit losses, beginning of year	$76,767	$67,816	$72,119	$93,783	$104,328
Provision (negative provision) for credit losses:
Addition to (reduction in) allowance for loan and lease losses	42,604	11,746	(1,355)	(9,750)	10,505
Addition to (reduction in) reserve for unfunded loan
commitments	5,677	(1,264)	1,355	(2,250)	2,795
Total provision (negative provision) for credit losses	48,281	10,482	—	(12,000)	13,300
Loans and leases charged off:
Real estate mortgage	(2,489)	(2,080)	(4,552)	(7,680)	(10,180)
Real estate construction and land	—	—	—	(492)	(6,886)
Commercial	(13,354)	(9,463)	(6,409)	(4,608)	(10,072)
Consumer	(156)	(332)	(198)	(290)	(1,422)
Total loans and leases charged off	(15,999)	(11,875)	(11,159)	(13,070)	(28,560)
Recoveries on loans charged off:
Real estate mortgage	3,582	2,640	2,507	1,598	513
Real estate construction and land	1,082	156	1,654	49	1,025
Commercial	3,399	6,265	2,621	1,622	1,783
Consumer	410	1,283	74	137	1,394
Total recoveries on loans charged off	8,473	10,344	6,856	3,406	4,715
Net charge-offs	(7,526)	(1,531)	(4,303)	(9,664)	(23,845)
Fair value of acquired reserve for unfunded commitments	4,746	—	—	—	—
Allowance for credit losses, end of year	$122,268	$76,767	$67,816	$72,119	$93,783

Net charge-offs to average loans and leases	0.06%	0.02%	0.12%	0.33%	0.80%

The following table presents the Non‑PCI allowance for loan and lease losses by portfolio segment as of the dates indicated:

	Non-PCI Allowance for Loan and Lease Losses by Portfolio Segment
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2015
Allowance for loan and lease losses	$36,654	$7,137	$61,082	$661	$105,534
% of loans to total loans	40%	4%	55%	1%	100%
December 31, 2014
Allowance for loan and lease losses	$25,097	$4,248	$39,858	$1,253	$70,456
% of loans to total loans	46%	3%	50%	1%	100%
December 31, 2013
Allowance for loan and lease losses	$26,078	$4,298	$26,921	$2,944	$60,241
% of loans to total loans	62%	5%	32%	1%	100%
December 31, 2012
Allowance for loan and lease losses	$38,700	$3,221	$22,252	$1,726	$65,899
% of loans to total loans	63%	4%	32%	1%	100%
December 31, 2011
Allowance for loan losses	$50,205	$8,697	$23,643	$2,768	$85,313
% of loans to total loans	70%	4%	25%	1%	100%
The increase in the allowance from 2014 to 2015 for real estate mortgage loans and real estate construction loans was due to net loan growth in 2015. The increase in the allowance allocated to commercial loans was due to net loan growth in 2015 and a larger balance of specific reserves on commercial loans at December 31, 2015 compared to December 31, 2014.
Allowance for Credit Losses on PCI Loans
For a discussion of our policy and methodology on the allowance for credit losses on PCI loans, see "- Critical Accounting Policies - Allowance for Credit Losses on PCI Loans." For further information on the allowance for credit losses on PCI loans, see Note 7. Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
The following table presents the changes in our allowance for credit losses on PCI loans for the years indicated:

	Year Ended December 31,
PCI Allowance for Credit Losses:	2015	2014	2013
	(In thousands)
Allowance for credit losses on PCI loans, beginning of year	$13,999	$21,793	$26,069
Charge-offs	(1,772)	(9,577)	(66)
Recoveries	150	766	—
Net charge-offs	(1,622)	(8,811)	(66)
(Negative provision) provision	(2,800)	1,017	(4,210)
Allowance for credit losses on PCI loans, end of year	$9,577	$13,999	$21,793

Nonperforming Assets and Performing Restructured Loans
The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases (1)	$129,019	$83,621	$46,774	$41,762	$61,619
Nonaccrual PCI loans (2)	4,596	25,264	—	—	—
Total nonaccrual loans and leases	133,615	108,885	46,774	41,762	61,619
Non-PCI accruing loan contractually past due 90 days or more	700	—	—	—	—
Foreclosed assets, net	22,120	43,721	55,891	56,414	81,918
Total nonperforming assets	$156,435	$152,606	$102,665	$98,176	$143,537

Performing restructured loans (3)	$40,182	$35,244	$41,648	$106,288	$116,791
Nonaccrual loans and leases to loans and leases (4)	0.92%	0.91%	1.19%	1.36%	2.17%
Nonperforming assets to loans and leases and foreclosed
assets, net (4)	1.08%	1.28%	2.58%	3.14%	4.91%
_______________________________________

(1)	At December 31, 2015, three relationships to borrowers involved in the oil and gas industry totaling $47.1 million were on nonaccrual status.

(2)	Represents legacy CapitalSource borrowing relationships placed on nonaccrual status as of the acquisition date.

(3)	Excludes PCI loans.

(4)	Calculation includes total loans and leases as of December 31, 2015 and 2014. For prior year-ends, calculation excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases, one Non-PCI accruing loan contractually past due 90 days or more, and foreclosed assets and totaled $156.4 million at December 31, 2015 compared to $152.6 million at December 31, 2014. The $3.8 million increase in nonperforming assets was due mainly to a $24.7 million increase in nonaccrual loans and leases offset partially by a $21.6 million decrease in foreclosed assets. The ratio of nonperforming assets to loans and leases and foreclosed assets decreased to 1.08% at December 31, 2015 from 1.28% at December 31, 2014.
Nonaccrual Loans and Leases
The $24.7 million increase in nonaccrual loans and leases during 2015 was attributable mainly to $120.1 million in additions to nonaccrual, offset partially by $79.4 million in principal payments and other reductions, a $10.0 million transfer to foreclosed assets, and $6.0 million returned to accrual status.
As of December 31, 2015, the Company's ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $103.2 million and represented 80% of total Non-PCI nonaccrual loans and leases. The largest of these relationships had an aggregate carrying value of $40.1 million and the borrower's business has been adversely affected by low oil prices. Its operations are ongoing and it remains in compliance with the terms of a restructured loan agreement. The most recent independent appraisal of the associated collateral indicated the liquidation value was in excess of the carrying value.

The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	December 31, 2015		December 31, 2014		30 - 89 Days Past Due
	Amount	% of Loan Category	Amount	% of Loan Category	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Real estate mortgage:
Commercial	$52,363	1.2%	$32,223	0.7%	$1,498	$5,818
Residential	4,914	0.4%	5,389	0.6%	3,174	2,290
Total real estate mortgage	57,277	1.0%	37,612	0.7%	4,672	8,108
Real estate construction and land:
Commercial	—	—%	1,178	0.6%	—	—
Residential	372	0.2%	381	0.4%	—	—
Total real estate construction and land	372	0.1%	1,559	0.5%	—	—
Commercial:
Cash flow	15,800	0.5%	19,810	0.8%	1,118	95
Asset-based	2,505	0.1%	10,024	0.4%	1	93
Equipment finance	51,410	5.8%	11,131	1.1%	360	2,339
Venture capital	124	—%	—	—%	250	—
Total commercial	69,839	0.9%	40,965	0.7%	1,729	2,527
Consumer	1,531	1.3%	3,485	3.4%	628	50
Total Non-PCI loans and leases	$129,019	0.9%	$83,621	0.7%	$7,029	$10,685
Performing Restructured Loans
Non-PCI performing restructured loans increased by $4.9 million during 2015 to $40.2 million at December 31, 2015. The change was attributable to additions of $15.5 million, the transfer of performing restructured loans to nonaccrual status of $3.1 million, and payoffs and other reductions of $7.5 million. At December 31, 2015, loans that were accruing interest under the terms of troubled debt restructurings included $27.1 million in real estate mortgage loans, $7.6 million in real estate construction and land loans, and $5.2 million in commercial loans.
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

Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

Property Type:	December 31, 2015	December 31, 2014
	(In thousands)
Commercial real estate	$487	$2,449
Construction and land development	13,801	24,759
Multi-family	—	4,823
Single family residence	952	3,392
Total OREO, net	15,240	35,423
Other foreclosed assets	6,880	8,298
Total foreclosed assets	$22,120	$43,721
Foreclosed assets decreased $21.6 million during 2015 as a result of write-downs of $5.2 million and sales of $29.9 million, offset by additions of $13.5 million.
PCI Delinquent and Nonaccrual Loans
Loans accounted for as PCI are generally considered accruing and performing loans as the loans accrete their discount to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2015, we had $4.6 million of PCI loans on nonaccrual status and included in the delinquency table below compared to $25.3 million at December 31, 2014.
The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	December 31, 2015	December 31, 2014
	(In thousands)
Current	$171,800	$268,263
30 to 89 days past due	5,388	2,700
90 days or more past due	11,857	19,828
Total	$189,045	$290,791

Deposits
The following table presents a summary of our average deposits and average rates paid during the years indicated:

	December 31, 2015		December 31, 2014		December 31, 2013
Deposit Category:	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$3,916,702	—	$2,652,076	—	$2,186,697	—
Interest checking deposits	786,702	0.13%	634,435	0.07%	582,408	0.05%
Money market deposits	2,473,556	0.19%	1,667,322	0.20%	1,400,065	0.18%
Savings deposits	747,688	0.27%	618,398	0.28%	194,300	0.03%
Total time deposits	5,128,028	0.66%	4,363,819	0.50%	753,122	0.67%
Total average deposits	$13,052,676	0.32%	$9,936,050	0.28%	$5,116,592	0.15%
The following table presents the changes in deposit categories during 2015 compared to 2014:

	December 31,
	2015		2014		Increase
		% of		% of	(Decrease)
Deposit Category:	Amount	Total	Amount	Total	in Amount
	(Dollars in thousands)
Noninterest-bearing deposits	$6,171,455	39%	$2,931,352	25%	$3,240,103
Interest checking deposits	874,349	5%	732,196	6%	142,153
Money market deposits	2,782,974	18%	1,709,068	15%	1,073,906
Savings deposits	742,795	5%	762,961	6%	(20,166)
Total core deposits	10,571,573	67%	6,135,577	52%	4,435,996
Brokered non-maturity deposits	942,253	6%	120,613	1%	821,640
Total non-maturity deposits	11,513,826	73%	6,256,190	53%	5,257,636
Time deposits under $100,000	1,656,227	11%	2,467,338	21%	(811,111)
Time deposits $100,000 and over	2,496,129	16%	3,031,600	26%	(535,471)
Total time deposits	4,152,356	27%	5,498,938	47%	(1,346,582)
Total deposits	$15,666,182	100%	$11,755,128	100%	$3,911,054
Total deposits increased $3.9 billion during 2015 to $15.7 billion at December 31, 2015, including an increase in core deposits of $4.4 billion. The increase in total and core deposits was due to $3.8 billion of deposits acquired in the Square 1 acquisition on October 6, 2015. Excluding the acquired balances, organic core deposit growth totaled $650.8 million during 2015. Our deposit base is diversified with no single deposit relationship exceeding 1.2% of total deposits.
Brokered time deposits totaled $272.5 million and $636.7 million at December 31, 2015 and December 31, 2014. Our strong core deposit growth in 2015 and the increase in brokered non-maturity deposits enabled us to reduce the balance of brokered time deposits.
Competition for deposits among banks and financial institutions in our California market area was robust in 2015. Our deposit gathering activities may be negatively impacted by two of our business practices. First, we generally price our deposits lower than our competitors. Second, since a good portion of our deposits are tied to lending relationships, an economic downturn may lead to lower loan production and loss of existing customers. To mitigate these challenges, we actively review our deposit offerings to provide the optimum mix of service, product, and rate, and continually seek new deposits through various programs.

The following table summarizes the maturities of time deposits, together with their weighted average contractual rate and estimated effective rate, as of the date indicated:

	December 31, 2015
Maturity:	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Contractual Rate	Estimated Effective Rate
	(Dollars in thousands)
Due in three months or less	$589,234	$784,141	$1,373,375	0.60%	0.58%
Due in over three months through six months	453,763	821,581	1,275,344	0.73%	0.72%
Due in over six months through twelve months	500,658	763,141	1,263,799	0.64%	0.62%
Due in over 12 months through 24 months	82,459	100,050	182,509	0.63%	0.51%
Due in over 24 months	30,113	27,216	57,329	1.03%	0.84%
Total	$1,656,227	$2,496,129	$4,152,356	0.66%	0.64%
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through Square 1 Asset Management, Inc. ("S1AM"), our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At December 31, 2015, total off-balance sheet client investment funds were $2.0 billion, of which $1.6 billion was managed by S1AM. Subsequent to the completion of the Square 1 acquisition, we launched an initiative to migrate client investment funds into on-balance sheet deposit products, and approximately $300 million were transferred as of December 31, 2015.
Borrowings
The Bank has various available lines of credit. These include the ability to borrow funds from time to time on a long‑term, short‑term, or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRBSF”), or other financial institutions. The maximum amount that the Bank could borrow under its credit lines with the FHLB at December 31, 2015 was $2.5 billion, of which $1.9 billion was available on that date. The maximum amount that the Bank could borrow under its secured credit line with the FRBSF at December 31, 2015 was $2.1 billion, all of which was available on that date. The FHLB lines are secured by a blanket lien on certain qualifying loans which are not pledged to the FRBSF. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $80.0 million with correspondent banks and $99.0 million with the FHLB, both for the purchase of overnight funds, of which there was no balance outstanding at December 31, 2015.
At December 31, 2015, our borrowings included $618.0 million of overnight FHLB advances, $3.9 million in non‑recourse debt related to the payment stream of certain leases sold to third parties, and $436.0 million in subordinated debentures. At December 31, 2014, our borrowings included $380.0 million of overnight FHLB advances, $3.4 million in non‑recourse debt related to the payment stream of certain leases sold to third parties, and $433.6 million in subordinated debentures.

Capital Resources
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At December 31, 2015, banks and bank holding companies considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 capital ratio of 8.00%, and a minimum total capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2015, such disallowed amounts were $47.2 million for the Company and $0.2 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III, the new comprehensive regulatory capital rules for U.S. banking organizations and described in greater detail in "Item 1: Business - Supervision and Regulation - Capital Requirements - Basel III Capital Rules," became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. The most significant provisions of Basel III which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans and the capital treatment of deferred tax assets and liabilities above certain thresholds.
The following table presents regulatory capital requirements and our regulatory capital ratios as of the date indicated:

	December 31, 2015
	Pacific Western Bank	PacWest Bancorp Consolidated	Well Capitalized Requirement
Tier 1 Leverage	11.40%	11.67%	5.00%
Common Equity Tier 1 Capital	12.03%	12.58%	6.50%
Tier 1 Capital	12.03%	12.60%	8.00%
Total Capital	12.80%	15.65%	10.00%
Subordinated Debentures
We issued subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $436.0 million at December 31, 2015. At December 31, 2015, $32.8 million of the trust preferred securities was included in the Company's Tier I capital and $391.4 million was included in Tier II capital. For a more detailed discussion of our subordinated debentures, see "Item 1: Business - Supervision and Regulation - Capital Requirements - Basel III Capital Rules."
Dividends on Common Stock and Interest on Subordinated Debentures
As a bank holding company, we are required to notify the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made by us on subordinated debentures are considered dividend payments under FRB regulations.
Liquidity
Liquidity Management
The goals of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who have unfunded commitments. We have an Executive Management ALM Committee, or "Executive ALM Committee," which is comprised of members of senior management and is responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our Executive ALM Committee meets regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.

We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $80.0 million with correspondent banks and $99.0 million with the FHLB, both for the purchase of overnight funds.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels as of the dates indicated:

	December 31,
Primary Liquidity - On-Balance Sheet:	2015	2014	2013
	(In thousands)
Cash and due from banks	$161,020	$164,757	$96,424
Interest-earning deposits at financial institutions	235,466	148,469	50,998
Investment securities available-for-sale	3,559,437	1,567,177	1,494,745
Less: pledged securities	(421,574)	(308,555)	(208,340)
Total primary liquidity	$3,534,349	$1,571,848	$1,433,827
Ratio of primary liquidity to total deposits	22.6%	13.4%	27.2%

Secondary Liquidity - Off-Balance Sheet	December 31,
Available Secured Borrowing Capacity:	2015	2014	2013
	(In thousands)
Total secured borrowing capacity with the FHLB	$2,500,000	$2,391,157	$1,329,512
Less: secured advances outstanding	(618,000)	(380,000)	(106,600)
Net secured borrowing capacity with the FHLB	1,882,000	2,011,157	1,222,912
Secured credit line with the FRBSF	2,078,292	1,305,650	563,560
Total secondary liquidity	$3,960,292	$3,316,807	$1,786,472
During 2015, the Bank’s primary liquidity increased $2.0 billion due primarily to the securities available-for-sale acquired in connection with the Square 1 acquisition. The Bank’s secondary liquidity increased $643.5 million during 2015 due to a $772.6 million increase in the borrowing capacity on the secured credit line with the FRBSF attributable to additional loans pledged as collateral, offset partially by a $129.2 million decrease in the net borrowing capacity on the secured credit line with the FHLB due mainly to an increase in advances outstanding.
At December 31, 2015, $2.9 billion of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by a blanket lien on certain qualifying loans in our loan portfolio which are not pledged to the FRBSF.
In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and non-brokered money market accounts. At December 31, 2015, such deposits totaled $10.6 billion and represented 67% of the Bank's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. Deposits from our customers may decline if interest rates increase significantly or if corporate customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.

The following table provides a summary of the Bank’s core deposits as of the dates indicated:

	December 31,
	2015	2014	2013
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$6,171,455	$2,931,352	$2,318,446
Interest checking	874,349	732,196	620,622
Money market deposits	2,782,974	1,709,068	1,458,910
Savings deposits	742,795	762,961	218,638
Total core deposits	$10,571,573	$6,135,577	$4,616,616
Our liquidity policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus FHLB borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2015, we were in compliance with all liquidity guidelines established in the liquidity policy.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2015, brokered deposits totaled $1.2 billion, consisting of $235.6 million of brokered time deposits, $942.3 million of non-maturity brokered sweep accounts, and $52.2 million of other miscellaneous brokered deposits. At December 31, 2014, brokered deposits totaled $776.5 million, consisting of $592.7 million of brokered time deposits, $120.6 million of non-maturity brokered sweep accounts, and $63.1 million of other miscellaneous brokered deposits. The amount of our brokered deposits has increased in recent quarters because of favorable market conditions for brokered deposits compared to retail time deposits we obtain from the Bank's branch network and the large amount of deposits that can be obtained in a short period of time to manage liquidity and funding needs.
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
Dividends paid by California state-chartered banks are regulated by the DBO under its general supervisory authority as it relates to a bank’s capital requirements and the FDIC. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the year ended December 31, 2015, PacWest received $214.0 million in dividends from the Bank. Since the Bank had a retained deficit of $609 million at December 31, 2015, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At December 31, 2015, PacWest had $417.0 million in cash, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months. PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity. During 2015, PacWest made an intercompany loan to the Bank at a market interest rate and with a commitment amount and outstanding balance of $50 million at December 31, 2015.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	December 31, 2015
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits(1)	$3,911,543	$222,087	$17,067	$684	$4,151,381
Overnight FHLB advance	618,000	—	—	—	618,000
Long-term debt obligations(1)	1,540	1,512	861	539,795	543,708
Contractual interest(2)	6,116	2,710	642	62	9,530
Operating lease obligations	29,730	51,439	38,519	46,692	166,380
Other contractual obligations	19,239	16,835	12,462	26,196	74,732
Total	$4,586,168	$294,583	$69,551	$613,429	$5,563,731
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are floating rate.

Operating lease obligations, time deposits, and debt obligations are discussed in Note 9. Premises and Equipment, Net, Note 10. Deposits, and Note 11. Borrowings and Subordinated Debentures, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third‑party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, and commitments under deferred compensation arrangements.
We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and lease payoffs, securities repayments and maturities, and continued deposit gathering activities. We also have in place various borrowing mechanisms for both short-term and long-term liquidity needs.
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At December 31, 2015, our loan and lease-related commitments, including standby letters of credit, totaled $3.8 billion. These commitments, a portion of which result in funded loans and leases, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “-Liquidity,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 12. Commitments and Contingencies, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Recent Accounting Pronouncements
See Note 1. Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their expected impact, if any, on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency gains of $0.2 million and $3.4 million for the years ended December 31, 2015 and 2014, respectively. In June 2015, we hedged our Euro-denominated subordinated debentures with a cross currency swap to reduce the related foreign currency translation volatility.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk
We measure our interest rate risk position, or "IRR", on at least a quarterly basis using two methods: (i) net interest income simulation analysis; and (ii) market value of equity modeling. The Executive ALM Committee and the Board Asset Liability Management Committee review the results of these analyses quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre‑established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
We evaluated the results of our net interest income simulation ("NII simulation model") and market value of equity models ("MVE model") prepared as of December 31, 2015, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is asset sensitive. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability sensitive profile would suggest that these amounts would decrease. In general, we view the net interest income model results as more relevant to our current operating profile and manage our balance sheet giving priority to this information.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2015. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at December 31, 2015. In order to arrive at the base case, we extend our balance sheet at December 31, 2015 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31, 2015. Based on such repricing, we calculate an estimated net interest income and net interest margin.
The repricing relationship for each of our assets and liabilities includes many assumptions. For example, the substantial majority of our loans are variable‑rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

The following table presents as of December 31, 2015, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points:

				Estimated
	Estimated	Percentage	Estimated	Net Interest
December 31, 2015	Net Interest	Change	Net Interest	Margin Change
Interest Rate Scenario:	Income	From Base	Margin	From Base
	(Dollars in millions)
Up 300 basis points	$1,064.2	12.9%	5.72%	0.64%
Up 200 basis points	$1,020.1	8.2%	5.49%	0.41%
Up 100 basis points	$977.3	3.7%	5.26%	0.18%
BASE CASE	$942.8	—	5.08%	—
Down 100 basis points	$932.3	(1.1)%	5.03%	(0.05)%
Down 200 basis points	$930.6	(1.3)%	5.02%	(0.06)%
Down 300 basis points	$931.3	(1.2)%	5.02%	(0.06)%
Total base case year 1 net interest income increased to $942.8 million at December 31, 2015, from $718.2 million at December 31, 2014. The increase in base case year 1 net interest income was due to the acquisition of Square 1.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. One such scenario provides for market rates to increase during the next three months in accordance with forward U.S. Treasury rates and thereafter to increase by 25 basis points every three months. The expected first year NII under this alternative rising rate scenario would be approximately 0.14% higher than the base case.
Although $11.4 billion of the $14.5 billion of total loans in the portfolio have variable interest rate terms, only $4.9 billion of those variable-rate loans would immediately reprice at December 31, 2015 under the modeled scenarios. Of the remaining variable-rate loans, $5.3 billion would not immediately reprice because the fully-indexed rates for such loans are below their floor rates.
Of the $5.3 billion of loans at their floors, the fully-indexed rates would rise off of the floors and reprice as follows:

December 31, 2015
Rate
Cumulative	Increase
Amount of	Needed to
Loans	Reprice
(Dollars in millions)
$4,359	100 bps
$4,735	200 bps
$4,878	300 bps
Additionally, certain variable-rate hybrid ARM loans do not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to floating-rate, because the initial fixed-rate term would expire, was approximately $197.8 million, $360.6 million, and $668.6 million in the next one, two, and three years, respectively.
In comparing the December 31, 2015 simulation results to December 31, 2014, our profile has become slightly less asset sensitive while our overall estimated net interest income has increased for all hypothetical rate scenarios. The changes in our IRR profile and estimated net interest income were principally due to the Square 1 acquisition, which resulted in increases in the volume of interest earning assets offset by the changing mix of interest bearing liabilities. Further, we model a portion of Square 1's noninterest-bearing deposit accounts to shift into interest-bearing deposit accounts in the rising rate scenarios, which results in lower asset sensitivity compared to the prior year.

Market Value of Equity
We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off‑balance sheet items, defined as the market value of equity, using our MVE model. This simulation model assesses the changes in the market value of our interest‑sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200, and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections include various assumptions regarding cash flows and interest rates and are by their nature forward‑looking and inherently uncertain.
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at December 31, 2015.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of December 31, 2015:

December 31, 2015 Interest Rate Scenario:	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in millions)
Up 300 basis points	$5,209.6	$(12.2)	(0.2)%	24.5%	118.5%
Up 200 basis points	$5,215.1	$(6.6)	(0.1)%	24.5%	118.6%
Up 100 basis points	$5,218.4	$(3.4)	(0.1)%	24.5%	118.7%
BASE CASE	$5,221.8	$—	—	24.5%	118.7%
Down 100 basis points	$5,245.0	$23.2	0.4%	24.6%	119.3%
Down 200 basis points	$5,272.9	$51.2	1.0%	24.8%	119.9%
Down 300 basis points	$5,208.8	$(13.0)	(0.2)%	24.5%	118.4%
In comparing the December 31, 2015 simulation results to December 31, 2014, our base case estimated market value of equity has increased while our overall profile has become slightly less asset sensitive. The base case market value of equity increased $1.5 billion compared to December 31, 2014, due to the $891 million increase in shareholders’ equity attributable to the Square 1 acquisition and the earnings retained during the period, the $399 million increase in the market value of core deposits, and the $121 million increase in the market value of the loan portfolio due to changes in volume and pricing spreads used to calculate the market values. The rate sensitivity profile of the balance sheet shifted to approximately neutral from being slightly asset sensitive in the prior year due to the short average life assumptions used to model Square 1's core deposits.

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
As of December 31, 2015, PacWest Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.
On October 6, 2015, the Company acquired Square 1 Financial, Inc. As a result, $1.5 billion of loans and $3.6 billion of deposits in the Company's consolidated financial statements as of December 31, 2015 have been excluded from management’s assessment of internal control over financial reporting of the Company as of December 31, 2015.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10‑K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PacWest Bancorp:
We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. We also have audited PacWest Bancorp’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PacWest Bancorp’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
On October 6, 2015, the Company acquired Square 1 Financial, Inc. and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 $1.51 billion of loans and $3.64 billion of deposits included in the Company's consolidated financial statements as of December 31, 2015. Our audit of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of $1.51 billion of loans and $3.64 billion of deposits included in the Company's consolidated financial statements as of December 31, 2015.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacWest Bancorp and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PacWest Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Los Angeles, California
February 26, 2016

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands, except par value and share data)
ASSETS
Cash and due from banks	$161,020	$164,757
Interest-earning deposits in financial institutions	235,466	148,469
Total cash and cash equivalents	396,486	313,226
Securities available-for-sale, at fair value	3,559,437	1,567,177
Federal Home Loan Bank stock, at cost	19,710	40,609
Total investment securities	3,579,147	1,607,786
Gross loans and leases	14,528,165	11,904,684
Deferred fees and costs	(49,911)	(22,252)
Allowance for loan and lease losses	(115,111)	(84,455)
Total loans and leases, net	14,363,143	11,797,977
Equipment leased to others under operating leases	197,452	122,506
Premises and equipment, net	39,197	36,551
Foreclosed assets, net	22,120	43,721
Goodwill	2,176,291	1,720,479
Core deposit and customer relationship intangibles, net	53,220	17,204
Deferred tax asset, net	126,389	284,411
Other assets	335,045	290,744
Total assets	$21,288,490	$16,234,605

LIABILITIES:
Noninterest-bearing deposits	$6,171,455	$2,931,352
Interest-bearing deposits	9,494,727	8,823,776
Total deposits	15,666,182	11,755,128
Borrowings	621,914	383,402
Subordinated debentures	436,000	433,583
Accrued interest payable and other liabilities	166,703	156,262
Total liabilities	16,890,799	12,728,375
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at December 31, 2015 and 2014; 122,791,729 and 104,219,197 shares issued, respectively, includes 1,211,951 and 1,108,505 shares of unvested restricted stock, respectively)	1,228	1,042
Additional paid-in capital	4,405,775	3,807,167
Retained earnings (deficit)	13,907	(285,712)
Treasury stock, at cost (1,378,002 and 1,197,180 shares at December 31, 2015 and 2014)	(51,047)	(42,647)
Accumulated other comprehensive income, net	27,828	26,380
Total stockholders' equity	4,397,691	3,506,230
Total liabilities and stockholders' equity	$21,288,490	$16,234,605

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$819,094	$657,097	$272,726
Investment securities	64,368	47,345	36,923
Deposits in financial institutions	476	333	265
Total interest income	883,938	704,775	309,914
Interest expense:
Deposits	41,503	27,332	7,868
Borrowings	554	496	537
Subordinated debentures	18,535	14,570	3,796
Total interest expense	60,592	42,398	12,201
Net interest income	823,346	662,377	297,713
Provision (negative provision) for credit losses	45,481	11,499	(4,210)
Net interest income after provision (negative provision) for credit losses	777,865	650,878	301,923
Noninterest income:
Service charges on deposit accounts	11,688	11,233	11,765
Other commissions and fees	31,586	18,602	8,416
Leased equipment income	24,023	16,669	—
Gain on sale of loans and leases	373	601	1,791
Gain on securities	3,744	4,841	5,359
FDIC loss sharing expense, net	(18,246)	(31,730)	(26,172)
Other income	31,142	21,971	3,085
Total noninterest income	84,310	42,187	4,244
Noninterest expense:
Compensation	203,914	165,499	107,067
Occupancy	44,144	40,606	29,459
Data processing	18,617	14,618	9,494
Other professional services	13,760	11,234	6,754
Insurance and assessments	16,996	10,907	5,596
Intangible asset amortization	9,410	6,268	5,402
Leased equipment depreciation	13,603	9,159	—
Foreclosed assets (income) expense, net	(668)	5,401	(1,503)
Acquisition, integration and reorganization costs	21,247	101,016	40,812
Other expense	41,016	40,884	25,084
Total noninterest expense	382,039	405,592	228,165
Earnings from continuing operations before taxes	480,136	287,473	78,002
Income tax expense	(180,517)	(117,005)	(32,525)
Net earnings from continuing operations	299,619	170,468	45,477
Loss from discontinued operations before taxes	—	(2,677)	(620)
Income tax benefit	—	1,114	258
Net loss from discontinued operations	—	(1,563)	(362)
Net earnings	$299,619	$168,905	$45,115
Basic earnings per share:
Net earnings from continuing operations	$2.79	$1.94	$1.09
Net earnings	$2.79	$1.92	$1.08
Diluted earnings per share:
Net earnings from continuing operations	$2.79	$1.94	$1.09
Net earnings	$2.79	$1.92	$1.08
Dividends declared per share	$2.00	$1.25	$1.00
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net earnings	$299,619	$168,905	$45,115
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available-for-sale arising during the year	6,490	54,918	(57,136)
Income tax (expense) benefit related to unrealized holding (losses) gains arising during the year	(2,869)	(22,317)	26,190
Unrealized holding gains (losses) on securities available-for-sale, net of tax	3,621	32,601	(30,946)
Reclassification adjustment for gains included in net earnings (1)	(3,744)	(4,841)	(5,359)
Income tax expense related to reclassification adjustment	1,571	1,967	58
Reclassification adjustment for gains included in net earnings, net of tax	(2,173)	(2,874)	(5,301)
Other comprehensive income (loss), net of tax	1,448	29,727	(36,247)
Comprehensive income	$301,067	$198,632	$8,868

(1)	Entire amount recognized in "Gain on securities" on the Consolidated Statements of Earnings.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2012	37,420,909	$377	$1,062,184	$(499,537)	$(6,803)	$32,900	$589,121
Cumulative effect of change in accounting principle	—	—	—	(195)	—	—	(195)
Net earnings	—	—	—	45,115	—	—	45,115
Other comprehensive loss - net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	(36,247)	(36,247)
Issuance of common stock for acquisition of First California Financial Group, Inc.	8,403,119	84	242,184	—	—	—	242,268
Restricted stock awarded and earned stock compensation, net of shares forfeited	350,446	4	21,242	—	—	—	21,246
Restricted stock surrendered	(351,640)	—	—	—	(13,537)	—	(13,537)
Tax effect from vesting of restricted stock	—	—	2,133	—	—	—	2,133
Cash dividends paid	—	—	(41,006)	—	—	—	(41,006)
Balance, December 31, 2013	45,822,834	465	1,286,737	(454,617)	(20,340)	(3,347)	808,898
Net earnings	—	—	—	168,905	—	—	168,905
Other comprehensive income - net unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	29,727	29,727
Issuance of common stock for merger with CapitalSource Inc.	56,601,997	566	2,593,504	—	—	—	2,594,070
Restricted stock awarded and earned stock compensation, net of shares forfeited	1,088,493	11	36,463	—	—	—	36,474
Dividend reinvestment	2,583	—	115	—	—	—	115
Restricted stock surrendered	(493,890)	—	—	—	(22,307)	—	(22,307)
Tax effect from vesting of restricted stock	—	—	4,625	—	—	—	4,625
Cash dividends paid	—	—	(114,277)	—	—	—	(114,277)
Balance, December 31, 2014	103,022,017	1,042	3,807,167	(285,712)	(42,647)	26,380	3,506,230
Net earnings	—	—	—	299,619	—	—	299,619
Other comprehensive income - net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	1,448	1,448
Issuance of common stock for acquisition of Square 1 Financial, Inc.	18,135,845	181	797,252	—	—	—	797,433
Restricted stock awarded and earned stock compensation, net of shares forfeited	435,387	5	15,625	—	—	—	15,630
Restricted stock surrendered	(180,822)	—	—	—	(8,400)	—	(8,400)
Dividend reinvestment	1,300	—	58	—	—	—	58
Tax effect from vesting of restricted stock	—	—	841	—	—	—	841
Cash dividends paid	—	—	(215,168)	—	—	—	(215,168)
Balance, December 31, 2015	121,413,727	$1,228	$4,405,775	$13,907	$(51,047)	$27,828	$4,397,691

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$299,619	$168,905	$45,115
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,970	39,153	31,509
Provision (negative provision) for credit losses	45,481	11,499	(4,210)
Gain on sale of foreclosed assets, net	(2,967)	(3,413)	(5,201)
Provision for losses on foreclosed assets	5,228	7,307	2,515
Gain on sale of loans and leases, net	(373)	(601)	(1,791)
Gain on sale of premises and equipment	(28)	(1,520)	(21)
Gain on securities, net	(3,744)	(4,841)	(5,359)
Unrealized gain on derivatives and foreign currencies, net	(160)	(3,487)	—
Earned stock compensation	15,630	36,474	21,246
Write-off of goodwill relating to the asset financing segment reorganization	—	6,645	—
Tax effect included in stockholders' equity of restricted stock vesting	(841)	(4,625)	(2,133)
Decrease (increase) in deferred income taxes, net	149,664	92,257	2,198
Decrease (increase) in other assets	48,172	49,498	19,789
Decrease in accrued interest payable and other liabilities	(15,773)	(61,141)	(53,405)
Net cash provided by operating activities	593,878	332,110	50,252

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	260,936	346,047	273,013
Net (increase) decrease in loans and leases	(1,105,925)	(782,424)	275,740
Proceeds from sale of loans and leases	31,993	66,596	33,824
Securities available-for-sale:
Proceeds from maturities and paydowns	144,847	123,949	306,536
Proceeds from sales	1,035,926	465,608	22,415
Purchases	(992,680)	(236,739)	(550,211)
Collection of securities sales proceeds	—	484,084	—
Net redemptions of Federal Home Loan Bank stock	23,686	33,390	18,705
Proceeds from sales of foreclosed assets	32,812	24,464	36,490
Purchases of premises and equipment, net	(8,929)	(2,669)	(3,604)
Proceeds from sales of premises and equipment	146	3,759	31
Net (increase) decrease of equipment leased to others under operating leases	(65,309)	30,493	—
Net cash (used in) provided by investing activities	(642,497)	556,558	412,939

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	685,742	506,533	18,068
Interest-bearing	(569,706)	(375,185)	(547,081)
Net increase in borrowings	238,512	269,741	101,250
Restricted stock surrendered	(8,400)	(22,307)	(13,537)
Repayment of acquired debt	—	(992,109)	—
Tax effect included in stockholders' equity of restricted vesting stock	841	4,625	2,133
Cash dividends paid, net	(215,110)	(114,162)	(41,006)
Net cash provided by (used in) financing activities	131,879	(722,864)	(480,173)
Net increase (decrease) in cash and cash equivalents	83,260	165,804	(16,982)
Cash and cash equivalents, beginning of year	313,226	147,422	164,404
Cash and cash equivalents, end of year	$396,486	$313,226	$147,422

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,868	$34,788	$13,275
Cash paid (received) for income taxes	16,602	(1,198)	27,665
Loans transferred to foreclosed assets	13,472	9,806	15,416
Partnership interest transferred to equipment leased to others under operating leases	20,833	—	—
Common stock issued in acquisitions	797,433	2,594,070	242,268
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our wholly-owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.” When we say “we,” “our,” or the “Company,” we mean PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the holding company, we are referring to PacWest Bancorp, the parent company, on a stand‑alone basis. As of December 31, 2015, we had total assets of $21.3 billion, gross loans and leases of $14.5 billion, total deposits of $15.7 billion and total stockholders' equity of $4.4 billion.
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 80 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans and leases, and comprehensive deposit and treasury management services to small and middle market businesses. We offer products and services under the brand names of Pacific Western as well as its business groups, CapitalSource and Square 1 Bank. CapitalSource focuses on providing cash flow, asset-based, equipment and real estate loans and treasury management services to established middle-market businesses on a national basis. Square 1 Bank focuses on providing a comprehensive suite of financial products tailored to service entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser, provides investment advisory and asset management services to select clients. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of Pacific Western Bank that specializes in middle-market lending on a nationwide basis.
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
We have completed 28 acquisitions from May 1, 2000 through December 31, 2015, including the acquisition of Square 1 Financial, Inc. ("Square 1") on October 6, 2015. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 4. Acquisitions, for more information about the Square 1 acquisition, the CapitalSource Inc. merger, and the acquisition of First California Financial Group, Inc. ("FCAL") on May 31, 2013.
(a) Accounting Standard Adopted in 2015
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
(b) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles, which we may refer to as U.S. GAAP. All significant intercompany balances and transactions have been eliminated.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(c) Use of Estimates
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
As described in Note 4. Acquisitions, below, we completed the Square 1 acquisition on October 6, 2015, the CapitalSource Inc. merger on April 7, 2014, and the acquisition of FCAL on May 31, 2013. The acquired assets and liabilities in each of these acquisitions were measured at their estimated fair values. Management made significant estimates and exercised significant judgment in estimating such fair values and accounting for the acquired assets and assumed liabilities in each of these transactions.
(d) Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. On the consolidated balance sheets, the "Other assets" category includes "FDIC loss sharing asset," which was previously reported as a separate category. For the loan portfolio segment disclosures: (1) the "Real estate mortgage" loan portfolio segment was divided into two new loan classes, "Commercial" and "Residential;" the new "Commercial" loan class includes the "Hospitality" and "SBA" loan classes that were previously reported separately, as well as the portion of the "Other" loan class related to commercial real estate loans, while the new "Residential" loan class includes the portion of the "Other" loan class related to residential real estate loans, (2) the "Cash flow" loan class of the "Commercial" loan portfolio segment includes the "Unsecured" and "SBA" loan classes that were previously reported separately, and (3) the "Asset-based" loan class of the "Commercial" loan portfolio segment includes the "Collateralized" loan class that was previously reported separately. The operating segments previously reported have been aggregated to one segment to conform to the current period's presentation format. These reclassifications do not affect previously reported net income.
(e) Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks, and interest‑earning deposits in financial institutions. Interest‑earning assets in financial institutions represent mostly cash held at the Federal Reserve Bank of San Francisco (“FRBSF”), the majority of which is immediately available.
(f) Investment Securities
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
The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. Declines in the fair value of debt securities classified as available-for-sale are reviewed to determine whether the impairment is other-than-temporary. This review considers a number of factors, including the severity of the decline in fair value, current market conditions, historical performance of the security, risk ratings and the length of time the security has been in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, then an other-than-temporary impairment is considered to have occurred. The cost basis of the security is written down to its estimated fair value and the amount of the write‑down is recognized through a charge to earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Purchased credit impaired loans. Purchased credit impaired (“PCI”) loans are accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that collection of all contractually required payments is unlikely. We apply PCI loan accounting when we acquire loans deemed to be impaired, and as a general policy election when we acquire a portfolio of loans in a distressed bank acquisition.
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
Nonaccrual loans and leases. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectable. Loans are restored to accrual status when the loans become both well‑secured and are in the process of collection. Leases are designated as nonaccrual leases when the recognition of interest has been discontinued. The recognition of interest on leases is discontinued when a lessee’s payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability. Interest on nonaccrual leases is subsequently recognized only to the extent that cash is received and the lease balance is deemed collectable. Leases are restored to accrual status when the leases become both well-secured and are in the process of collection.
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
(h) Allowances for Credit Losses
Allowance for credit losses on Non‑PCI loans and leases. The allowance for credit losses on non-purchased credit impaired ("Non-PCI") loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities." The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. For the allowance policy on purchased credit impaired loans and leases, refer to "—Allowance for Credit Losses on Purchased Credit Impaired Loans." For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that arise after the acquisition date.
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
A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We assess our loans for impairment on an on-going basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure impairment of a loan based upon the fair value of the loan’s collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateral-dependent. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. To the extent a loan or lease exceeds the estimated collectable value, a specific reserve or charge-off is recorded depending upon the certainty of the estimate of loss. Smaller balance loans (under $250,000), with a few exceptions for certain loan types, are generally not assessed individually for impairment but are evaluated collectively.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The methodology we use to estimate the general reserve component of our allowance for credit losses considers both objective and subjective criteria. The objective criteria uses our actual historical loan and lease charge-off experience on pools of similar loans and leases to establish loss factors that are applied to our current loan and lease balances to estimate inherent credit losses. The estimation of the allowance for credit losses at December 31, 2015 considered actual historical loan and lease charge-off experience over a 23-quarter look-back period starting with the first quarter of 2010. This look-back period is inclusive of the average timeframe over which charge-offs typically occur following loan or lease origination. The estimation of the allowance for credit losses at December 31, 2014 considered actual historical loan and lease charge-off experience over a five-year period starting with the fourth quarter of 2009. The increase in the historical look-back period from five-years or 20 quarters at December 31, 2014 to 23 quarters at December 31, 2015 allows the look-back period to capture sufficient loss observations and is relevant to the current portfolio; in a good economic cycle with less frequent loss events, a longer look-back period is more appropriate to reflect the level of incurred losses. When estimating the general reserve component for the various pools of similar loan types, the loss factors applied to the loan pools consider the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings. We recognize that the determination of the allowance for loan and lease losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the ratings assigned to loans on an on-going basis.
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

In addition, we may refer to the loans and leases with a credit risk rating of either "substandard" or "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 7. Loans and Leases.
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
Allowance for credit losses on PCI loans. The PCI loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings. For PCI loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases or increases in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a negative provision for credit losses on such loans.
(i) FDIC Loss Sharing Asset
The FDIC loss sharing asset relates to assets covered by the loss sharing agreements between the Bank and the FDIC arising from the acquisitions of Affinity Bank ("Affinity") and Los Padres Bank ("Los Padres") and, through the FCAL acquisition, the assumption of the loss sharing agreements between First California Bank and the FDIC arising from FCB’s acquisition of Western Commercial Bank ("Western Commercial") and San Luis Trust Bank ("San Luis"). The FDIC loss sharing assets related to Western Commercial and San Luis were measured at their fair value as of May 31, 2013 in conjunction with the FCAL acquisition. The FDIC loss sharing assets related to Los Padres and Affinity were measured at their estimated fair value at their respective acquisition dates.
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
Under the terms of the Affinity loss sharing agreement, the FDIC will (a) absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and (b) absorb 95% of losses and receive 95% of loss recoveries on losses exceeding $234 million. The Affinity loss sharing provisions expired in the third quarter of 2014 for non single-family covered assets and will expire in the third quarter of 2019 for single family covered assets, while the related loss recovery provisions will expire in the third quarters of 2017 and 2019, respectively.
Under the terms of the Los Padres loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets. The Los Padres loss sharing provisions expired in the third quarter 2015 for non-single family covered assets and will expire in the third quarter of 2020 for single family covered assets while the related loss recovery provisions will expire in the third quarters of 2018 and 2020, respectively.
Under the terms of the Western Commercial loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets; all of which were deemed to be non‑single family. The Western Commercial loss sharing provision expired in the fourth quarter of 2015, while the related loss recovery provision will expire in the fourth quarter of 2018.
Under the terms of the San Luis loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets. The San Luis loss sharing provisions will expire in the first quarters of 2016 and 2021 for non‑single family and single family covered assets, respectively, while the related loss recovery provisions will expire in the first quarters of 2019 and 2021, respectively.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
(k) Foreclosed Assets
Foreclosed assets include other real estate owned, or OREO, and repossessed non-real estate assets. Foreclosed assets are initially recorded at the estimated fair value of the property, based on current independent appraisals obtained at the time of acquisition, less estimated costs to sell, including senior obligations such as delinquent property taxes. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition less estimated costs to sell is charged to the allowance for loan losses. Any subsequent write‑downs are charged to noninterest expense and recognized through a foreclosed assets valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the foreclosed assets valuation allowance, but not below zero, and are credited to noninterest expense. Gains and losses on the sale of foreclosed assets and operating expenses of such assets are also included in noninterest expense.
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

(n) Stock‑Based Compensation
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
(o) Derivative Instruments
Our derivative contracts primarily manage the foreign currency risk associated with certain assets. As of December 31, 2015, all of our derivatives were held for risk management purposes and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These forward exchange contracts provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received from loan transactions denominated in foreign currencies as the result of changes to exchange rates. Our derivatives are recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in other income. At December 31, 2015, our derivative contracts had a notional value of $87.1 million.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(s) Business Combinations
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
(t) Business Segments
We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent. From the second quarter of 2012 to the third quarter of 2015, we operated as three reportable segments: Community Banking, National Lending (formerly Asset Financing) and Other. As a result of the Square 1 Financial, Inc. acquisition, along with changes in personnel, reporting structure, and operations, we re-evaluated our segment reporting for year-end 2015.
As of December 31, 2015, we operated as one reportable segment. The factors considered in making this determination include the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the discrete financial information reviewed by our key decision makers. Through our network of banking offices nationwide, our entire operations provide relationship-based banking products, services and solutions for small to mid-sized companies, entrepreneurial businesses and their venture capital and private equity investors, real estate investors, professionals and other individuals. Our products and services include commercial real estate, multi-family, commercial business, construction and land, consumer and government-guaranteed small business loans, business and personal deposit products, and treasury cash management services. The decision to combine our three reportable segments was made to align the segment reporting with the changes in our operations and reporting structure, consistent with the level of information reviewed by our key decision makers.
(u) Recently Issued Accounting Standards
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
In June 2014, the FASB issued ASU 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 will be effective for annual and interim periods beginning after December 15, 2015. ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide for a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. We do not currently have outstanding performance-based awards which allow for vesting after the requisite service period and, as a result, ASU 2014-12 would not impact our financial statements and its related disclosures.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the effect of ASU 2015-02 to have a material impact on its financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" to modify the presentation of debt issuance costs. ASU 2015-03 requires that issuance costs be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. ASU 2015-03 is effective for public companies for years beginning after December 15, 2015, and interim periods within those fiscal periods. Early adoption is permitted for financial statements that have not already been issued and the provisions should be applied on a retrospective basis as a change in accounting principle. ASU 2015-03 will not have an impact on the Company's financial statements and related disclosures.
Subsequent to the issuance of ASU 2015-03, the SEC staff made an announcement regarding the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, which were not addressed in ASU 2015-03. In August 2015, the FASB codified the SEC announcement in the issuance of ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." Per ASU 2015-15, debt issuance costs related to line-of-credit arrangements are to be capitalized as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there were any outstanding borrowings on the line-of-credit arrangement. The SEC staff guidance is effective upon adoption of ASU 2015-03. ASU 2015-15 will not have an impact on the Company's financial statements and related disclosures.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which will significantly change the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. For equity investments with readily determinable fair values, entities must measure these investments at fair value and recognized changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative must be recognized in net income. ASU 2016-01 will be effective for annual and interim periods beginning after December 15, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its financial statements and related disclosures.
NOTE 2.  DISCONTINUED OPERATIONS
Discontinued operations include the income and expense related to Electronic Payment Services ("EPS"), a discontinued division of the Bank acquired in connection with the FCAL acquisition. Liabilities of the EPS division, which were $15.9 million and $21.3 million at December 31, 2015 and 2014, which consisted primarily of noninterest‑bearing deposits, are included in the consolidated balance sheets under the caption “Accrued interest payable and other liabilities.”
NOTE 3. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the years ended December 31, 2015 and 2014 were $27.7 million and $10.0 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4.  ACQUISITIONS
The following assets acquired and liabilities assumed of the acquired entities are presented at estimated fair value as of their respective acquisition dates:

	Acquisition and Date Acquired
	Square 1 Financial, Inc.	CapitalSource Inc.	First California Financial Group
	October 6, 2015	April 7, 2014	May 31, 2013
	(In thousands)
Assets Acquired:
Cash and due from banks	$24,867	$768,553	$6,124
Interest‑earning deposits in financial institutions	236,069	60,612	266,889
Investment securities available‑for‑sale	2,193,538	382,797	4,444
FHLB stock	2,787	46,060	9,518
Loans and leases	1,553,720	6,877,427	1,049,613
Equipment leased to others under operating leases	—	160,015	—
Premises and equipment	1,927	12,663	15,322
Foreclosed assets	—	6,382	13,772
FDIC loss sharing asset	—	—	17,241
Income tax assets	—	304,856	33,360
Goodwill	447,911	1,526,282	129,070
Core deposit and customer relationship intangibles	45,426	6,720	7,927
Other assets	106,757	582,985	27,576
Total assets acquired	$4,613,002	$10,735,352	$1,580,856
Liabilities Assumed:
Noninterest‑bearing deposits	$2,549,000	$4,631	$361,166
Interest‑bearing deposits	1,240,635	6,236,419	739,713
Other borrowings	—	992,109	—
Subordinated debentures	—	300,918	24,061
Discontinued operations	—	—	184,619
Accrued interest payable and other liabilities	25,934	124,087	19,729
Total liabilities assumed	$3,815,569	$7,658,164	$1,329,288
Total consideration paid	$797,433	$3,077,188	$251,568

Summary of consideration:
Cash paid	$—	$483,118	$—
PacWest common stock issued	797,433	2,594,070	242,268
Cancellation of FCAL common stock owned by PacWest (at acquisition date fair value)	—	—	9,300
Total	$797,433	$3,077,188	$251,568
Square 1 Financial, Inc. Acquisition
We acquired Square 1 Financial, Inc. ("Square 1") on October 6, 2015. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into Pacific Western and we formed the Square 1 Bank Division of the Bank. The Bank provides a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors nationwide marketed under the Square 1 Bank Division brand.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Under the terms of the definitive agreement, Square 1 stockholders received 0.5597 of a share of PacWest common stock for each share of Square 1 common stock and holders of stock options and restricted stock units received cash consideration as described in the agreement. PacWest issued an aggregate of approximately 18.1 million shares of PacWest common stock to Square 1 stockholders and caused to be paid a total of $17.8 million to Square 1 equity award holders in satisfaction of all outstanding equity awards. Based on the closing price of PacWest's common stock on October 6, 2015 of $43.97 per share, the aggregate deal value paid to Square 1 common stockholders and holders of equity awards to acquire Square 1 common stock was approximately $815 million. Former holders of Square 1 common stock as a group received shares of PacWest common stock in the acquisition constituting approximately 15.0% of the outstanding shares of PacWest common stock immediately after the acquisition.
We completed the acquisition to improve our core deposits, expand our nationwide lending platform, and increase our presence in the technology and life-sciences credit markets. The Square 1 acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the merger date. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The application of the acquisition method of accounting resulted in goodwill of $448 million. All of the recognized goodwill is expected to be non-deductible for tax purposes.
CapitalSource Inc. Merger
We acquired CapitalSource Inc. on April 7, 2014. As part of the merger, CapitalSource Bank (“CSB”), a wholly-owned subsidiary of CapitalSource Inc., merged with and into Pacific Western Bank and we formed the CapitalSource Division of the Bank. We completed the merger in order to increase our loan and lease generation capabilities and to diversify our loan portfolio. The application of the acquisition method of accounting resulted in goodwill of $1.5 billion. All of the recognized goodwill was non‑deductible for tax purposes.
First California Financial Group Acquisition
On May 31, 2013, we acquired First California Financial Group, Inc. As part of this acquisition, First California Bank ("FCB"), a wholly-owned subsidiary of FCAL, merged with and into Pacific Western. The application of the acquisition method of accounting resulted in goodwill of $129.1 million. All of the recognized goodwill was non‑deductible for tax purposes.
Acquisition, Integration and Reorganization Costs
For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, compliance-related activities, branch locations and other facilities. Based on these plans, we incurred charges which included severance, acceleration of stock-based compensation, systems integration and facilities-related charges including contract termination fees. These charges, along with legal, accounting, investment banking, valuation and other professional fees necessary to effect a business combination, were charged to acquisition, integration and reorganization costs on the consolidated statements of earnings. We incurred and charged to expense $21.2 million, $101.0 million and $40.8 million of such costs in 2015, 2014 and 2013.
The following table presents acquisition, integration and reorganization costs by major category for the years indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Acquisition, Integration and Reorganization Costs:
Severance and employee-related(1)	$10,550	$57,868	$21,497
System conversion and integration	4,246	1,868	3,829
Asset write-downs, lease terminations and other facilities-related	125	6,353	3,212
Asset financing segment reorganization	—	10,073	—
Investment banking deal costs	1,050	16,117	5,309
Other (legal, accounting, insurance, consulting)	5,276	8,737	6,965
Total acquisition, integration and reorganization costs	$21,247	$101,016	$40,812
__________________

(1)	Amount includes $26.1 million in 2014 and $12.4 million in 2013 for accelerated vesting of restricted stock awards.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Our intangible assets with definite lives are CDI's and CRI's.
Goodwill and other intangible assets deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in “Noninterest expense” in the consolidated statements of earnings.
The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2012	$79,866
Adjustment to APB goodwill	(193)
Addition from the FCAL acquisition	129,070
Balance, December 31, 2013	208,743
Addition from the CapitalSource Inc. merger	1,518,381
Write-off due to the asset financing segment reorganization	(6,645)
Balance, December 31, 2014	1,720,479
Adjustment to acquired CapitalSource Inc. deferred tax assets	7,901
Addition from the Square 1 acquisition	447,911
Balance, December 31, 2015	$2,176,291
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
CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI as of December 31, 2015 is 6.2 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $16.9 million for 2016, $11.5 million for 2017, $8.8 million for 2018, $6.7 million for 2019 and $4.7 million for 2020.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the changes in CDI and CRI and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of year	$53,090	$48,963	$45,412
Additions due to acquisitions	45,426	6,720	7,927
Fully amortized portion	(2,992)	(1,293)	(4,376)
Write-off due to the asset financing segment reorganization	—	(1,300)	—
Balance, end of year	95,524	53,090	48,963
Accumulated Amortization:
Balance, beginning of year	(35,886)	(31,715)	(30,689)
Additions	(9,410)	(6,268)	(5,402)
Fully amortized portion	2,992	1,293	4,376
Write-off due to the asset financing segment reorganization	—	804	—
Balance, end of year	(42,304)	(35,886)	(31,715)
Net CDI and CRI, end of year	$53,220	$17,204	$17,248

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6.  INVESTMENTS
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and carrying values of securities available-for-sale as of the dates indicated:

	December 31, 2015				December 31, 2014
Security Type:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and
government-sponsored enterprise
pass-through securities	$759,881	$12,075	$(4,159)	$767,797	$515,902	$20,142	$(372)	$535,672
Government agency and
government-sponsored enterprise
collateralized mortgage obligations	486,065	3,584	(3,410)	486,239	275,513	3,513	(1,080)	277,946
Covered private label collateralized
mortgage obligations	24,113	5,794	(125)	29,782	26,889	7,153	(95)	33,947
Other private label collateralized
mortgage obligations	115,952	43	(981)	115,014	10,961	46	(93)	10,914
Municipal securities	1,508,968	39,435	(1,072)	1,547,331	521,499	15,899	(1,282)	536,116
US Treasury securities	70,196	—	(816)	69,380	—	—	—	—
Corporate debt securities	49,047	327	(950)	48,424	110,074	597	(562)	110,109
Collateralized loan obligations	133,192	128	(1,131)	132,189	—	—	—	—
SBA securities	211,946	41	(830)	211,157	—	—	—	—
Government-sponsored enterprise debt
securities	36,302	611	—	36,913	36,232	525	—	36,757
Asset-backed and other securities	116,723	119	(1,631)	115,211	25,801	33	(118)	25,716
Total	$3,512,385	$62,157	$(15,105)	$3,559,437	$1,522,871	$47,908	$(3,602)	$1,567,177
See Note 13. Fair Value Measurements, for information on fair value measurements and methodology.
As of December 31, 2015, securities available‑for‑sale with a carrying value of $421.6 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
Realized gains or losses in the statement of earnings resulting from the sale of securities are calculated using the specific identification method and included in gains on securities. During the year ended December 31, 2015, we sold $30.8 million of municipal securities for a gain of $744,000, $67.5 million in corporate debt securities for a loss of $232,000 and $110.1 million in government-sponsored enterprise ("GSE") pass-through securities for a gain of $3.2 million. We also sold $823.8 million of the $2.2 billion of securities obtained in the Square 1 acquisition for no gain or loss. During the year ended December 31, 2014, we sold $460.8 million of GSE pass-through securities and other securities for which we realized gains of $4.8 million. These securities were sold as part of our investment portfolio risk management activities. We also sold $322.7 million of the $382.8 million of securities obtained in the CapitalSource Inc. merger for no gain or loss.
During the years ended December 31, 2015, 2014 and 2013, we purchased $992.7 million, $236.7 million and $550.2 million in investment securities available-for-sale.
During the years ended December 31, 2015, 2014 and 2013 accumulated other comprehensive income included $3.6 million, $32.6 million and $(30.9) million of net unrealized after-tax gains and (losses).

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Unrealized Losses on Investment Securities
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, as of the dates indicated:

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
Security Type:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass-through
securities	$391,642	$(3,893)	$9,342	$(266)	$400,984	$(4,159)
Government agency and government-
sponsored enterprise collateralized
mortgage obligations	314,284	(2,769)	14,230	(641)	328,514	(3,410)
Covered private label collateralized
mortgage obligations	1,354	(57)	568	(68)	1,922	(125)
Other private label collateralized
mortgage obligations	92,179	(943)	1,070	(38)	93,249	(981)
Municipal securities	126,892	(1,061)	531	(11)	127,423	(1,072)
US Treasury securities	69,380	(816)	—	—	69,380	(816)
Corporate debt securities	29,379	(950)	—	—	29,379	(950)
Collateralized loan obligations	100,993	(1,131)	—	—	100,993	(1,131)
SBA securities	179,942	(830)	—	—	179,942	(830)
Asset-backed and other securities	71,619	(1,182)	16,091	(449)	87,710	(1,631)
Total	$1,377,664	$(13,632)	$41,832	$(1,473)	$1,419,496	$(15,105)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
Security Type:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass-through
securities	$10,711	$(13)	$27,100	$(359)	$37,811	$(372)
Government agency and government-
sponsored enterprise collateralized
mortgage obligations	23,908	(73)	40,652	(1,007)	64,560	(1,080)
Covered private label collateralized
mortgage obligations	—	—	1,000	(95)	1,000	(95)
Other private label collateralized
mortgage obligations	1,618	(93)	—	—	1,618	(93)
Municipal securities	11,854	(66)	84,822	(1,216)	96,676	(1,282)
Corporate debt securities	52,071	(547)	10,131	(15)	62,202	(562)
Asset-backed and other securities	6,440	(90)	10,019	(28)	16,459	(118)
Total	$106,602	$(882)	$173,724	$(2,720)	$280,326	$(3,602)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reviewed the securities that were in a loss position at December 31, 2015 and 2014, and concluded their losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the consolidated statements of earnings. Although we occasionally sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated.

	December 31, 2015
Maturity:	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$12,844	$12,677
Due after one year through five years	303,622	304,163
Due after five years through ten years	658,572	664,076
Due after ten years	2,537,347	2,578,521
Total securities available-for-sale	$3,512,385	$3,559,437
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
FHLB Stock
At December 31, 2015, we had a $19.7 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. During the year ended December 31, 2015, FHLB stock decreased by $20.9 million due to $31.3 million in redemptions, offset partially by $7.6 million in purchases and the $2.8 million addition of FHLB stock acquired in the Square 1 acquisition. We evaluated the carrying value of our FHLB stock investment at December 31, 2015, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Taxable interest	$35,103	$30,135	$23,542
Non-taxable interest	25,219	13,597	11,777
Dividend income	4,046	3,613	1,604
Total interest income on investment securities	$64,368	$47,345	$36,923

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7.  LOANS AND LEASES
The Company’s loan and lease portfolio includes originated and purchased loans and leases. Originated loans and leases and purchased loans and leases for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments, are referred to collectively as non-purchased credit impaired loans, or "Non-PCI loans." Purchased loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and it was probable that collection of all contractually required payments was unlikely are referred to as purchased credit impaired loans, or "PCI loans".
Non-PCI loans are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums on acquired non-impaired loans are recognized as an adjustment to interest income over the contractual life of the loans primarily using the effective interest method or taken into income when the related loans are paid off or sold.
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
The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	December 31, 2015			December 31, 2014
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,706,903	$168,725	$5,875,628	$5,347,197	$256,489	$5,603,686
Real estate construction and land	534,307	2,656	536,963	312,792	6,924	319,716
Commercial	7,977,067	17,415	7,994,482	5,852,420	27,155	5,879,575
Consumer	120,793	299	121,092	101,423	284	101,707
Total gross loans and leases	14,339,070	189,095	14,528,165	11,613,832	290,852	11,904,684
Deferred fees and costs	(49,861)	(50)	(49,911)	(22,191)	(61)	(22,252)
Total loans and leases, net of deferred fees	14,289,209	189,045	14,478,254	11,591,641	290,791	11,882,432
Allowance for loan and lease losses	(105,534)	(9,577)	(115,111)	(70,456)	(13,999)	(84,455)
Total net loans and leases	$14,183,675	$179,468	$14,363,143	$11,521,185	$276,792	$11,797,977

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Non‑Purchased Credit Impaired (Non‑PCI) Loans and Leases
The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2015
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate mortgage:
Commercial	$3,947	$13,075	$17,022	$4,534,936	$4,551,958
Residential	3,391	905	4,296	1,131,809	1,136,105
Total real estate mortgage	7,338	13,980	21,318	5,666,745	5,688,063
Real estate construction and land:
Commercial	—	—	—	343,360	343,360
Residential	—	—	—	184,360	184,360
Total real estate construction and land	—	—	—	527,720	527,720
Commercial:
Cash flow	2,048	1,427	3,475	3,058,793	3,062,268
Asset-based	1	—	1	2,547,532	2,547,533
Equipment finance	359	94	453	889,896	890,349
Venture capital	250	700	950	1,451,477	1,452,427
Total commercial	2,658	2,221	4,879	7,947,698	7,952,577
Consumer	626	1,307	1,933	118,916	120,849
Total Non-PCI loans and leases	$10,622	$17,508	$28,130	$14,261,079	$14,289,209

	December 31, 2014
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate mortgage:
Commercial	$9,014	$10,856	$19,870	$4,410,016	$4,429,886
Residential	2,614	1,131	3,745	903,299	907,044
Total real estate mortgage	11,628	11,987	23,615	5,313,315	5,336,930
Real estate construction and land:
Commercial	—	715	715	213,322	214,037
Residential	—	—	—	96,728	96,728
Total real estate construction and land	—	715	715	310,050	310,765
Commercial:
Cash flow	274	1,639	1,913	2,637,023	2,638,936
Asset-based	878	965	1,843	2,232,195	2,234,038
Equipment finance	6,525	366	6,891	962,598	969,489
Venture capital	—	—	—	—	—
Total commercial	7,677	2,970	10,647	5,831,816	5,842,463
Consumer	101	3,146	3,247	98,236	101,483
Total Non-PCI loans and leases	$19,406	$18,818	$38,224	$11,553,417	$11,591,641

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

It is the Company’s policy to discontinue accruing interest when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. The amount of interest income that would have been recorded on nonaccrual loans and leases at December 31, 2015 and 2014 had such loans and leases been current in accordance with their original terms was $6.4 million and $7.5 million for 2015 and 2014, respectively.
The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2015			December 31, 2014
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$52,363	$4,499,595	$4,551,958	$32,223	$4,397,663	$4,429,886
Residential	4,914	1,131,191	1,136,105	5,389	901,655	907,044
Total real estate mortgage	57,277	5,630,786	5,688,063	37,612	5,299,318	5,336,930
Real estate construction and land:
Commercial	—	343,360	343,360	1,178	212,859	214,037
Residential	372	183,988	184,360	381	96,347	96,728
Total real estate construction and land	372	527,348	527,720	1,559	309,206	310,765
Commercial:
Cash flow	15,800	3,046,468	3,062,268	19,810	2,619,126	2,638,936
Asset-based	2,505	2,545,028	2,547,533	10,024	2,224,014	2,234,038
Equipment finance	51,410	838,939	890,349	11,131	958,358	969,489
Venture capital	124	1,452,303	1,452,427	—	—	—
Total commercial	69,839	7,882,738	7,952,577	40,965	5,801,498	5,842,463
Consumer	1,531	119,318	120,849	3,485	97,998	101,483
Total Non-PCI loans and leases	$129,019	$14,160,190	$14,289,209	$83,621	$11,508,020	$11,591,641
At December 31, 2015, nonaccrual loans and leases totaled $129.0 million. Nonaccrual loans and leases included $16.8 million of loans and leases 90 or more days past due, $3.6 million of loans 30 to 89 days past due and $108.6 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $83.6 million at December 31, 2014, including $18.8 million of loans and leases 90 or more days past due, $8.7 million of loans 30 to 89 days past due and $56.1 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. The increase in nonaccrual loans and leases generally, and equipment finance loans and leases specifically, was due to three relationships totaling $47.1 million that are related to the oil and gas industry and which have been adversely impacted by continued low oil prices.

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

	December 31, 2015			December 31, 2014
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Commercial	$98,436	$4,453,522	$4,551,958	$86,573	$4,343,313	$4,429,886
Residential	12,627	1,123,478	1,136,105	10,413	896,631	907,044
Total real estate mortgage	111,063	5,577,000	5,688,063	96,986	5,239,944	5,336,930
Real estate construction and land:
Commercial	571	342,789	343,360	3,346	210,691	214,037
Residential	1,395	182,965	184,360	402	96,326	96,728
Total real estate construction and land	1,966	525,754	527,720	3,748	307,017	310,765
Commercial:
Cash flow	183,726	2,878,542	3,062,268	87,851	2,551,085	2,638,936
Asset-based	19,340	2,528,193	2,547,533	33,980	2,200,058	2,234,038
Equipment finance	54,054	836,295	890,349	15,973	953,516	969,489
Venture capital	19,105	1,433,322	1,452,427	—	—	—
Total commercial	276,225	7,676,352	7,952,577	137,804	5,704,659	5,842,463
Consumer	2,500	118,349	120,849	4,073	97,410	101,483
Total Non-PCI loans and leases	$391,754	$13,897,455	$14,289,209	$242,611	$11,349,030	$11,591,641
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
Non‑PCI nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	December 31, 2015			December 31, 2014
		Performing	Total		Performing	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans/Leases	Loans	Loans/Leases	Loans/Leases	Loans	Loans/Leases
	(In thousands)
Real estate mortgage	$57,277	$27,133	$84,410	$37,612	$20,245	$57,857
Real estate construction and land	372	7,631	8,003	1,559	8,996	10,555
Commercial	69,839	5,221	75,060	40,965	5,744	46,709
Consumer	1,531	197	1,728	3,485	259	3,744
Total	$129,019	$40,182	$169,201	$83,621	$35,244	$118,865
At December 31, 2015 and 2014, we had unfunded commitments related to Non-PCI performing restructured loans of $2.9 million and $214,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class as of and for the years indicated:

	December 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$17,967	$19,219	$777	$11,082	$11,178	$693
Residential	2,278	2,435	681	—	—	—
Real estate construction and land:
Commercial	—	—	—	1,128	4,934	23
Residential	747	747	26	763	763	46
Commercial:
Cash flow	14,072	20,312	7,079	16,490	18,894	3,466
Asset-based	3,901	4,423	2,511	4,767	5,493	3,908
Equipment finance	11,193	11,894	8,032	6,956	7,268	2,601
Consumer	365	372	157	143	142	37
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$58,678	$68,333	$—	$46,775	$62,944	$—
Residential	5,487	11,406	—	—	—	—
Real estate construction and land:
Commercial	7,256	7,256	—	8,643	8,749	—
Residential	—	—	—	21	19	—
Commercial:
Cash flow	2,825	5,121	—	4,319	6,648	—
Asset-based	2,729	2,726	—	10,002	12,292	—
Equipment finance	40,216	44,194	—	4,175	7,528	—
Venture capital	124	125	—	—	—	—
Consumer	1,363	1,945	—	3,601	3,768	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$84,410	$101,393	$1,458	$57,857	$74,122	$693
Real estate construction and land	8,003	8,003	26	10,555	14,465	69
Commercial	75,060	88,795	17,622	46,709	58,123	9,975
Consumer	1,728	2,317	157	3,744	3,910	37
Total	$169,201	$200,508	$19,263	$118,865	$150,620	$10,774

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2015		2014		2013
	Weighted Average Balance(1)	Interest Income Recognized	Weighted Average Balance(1)	Interest Income Recognized	Weighted Average Balance(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$17,833	$1,130	$10,670	$475	$20,158	$680
Residential	2,143	33	412	1	406	—
Real estate construction and land:
Commercial	—	—	1,027	17	1,250	63
Residential	747	15	763	15	778	14
Commercial:
Cash flow	12,590	32	8,498	21	1,908	89
Asset-based	3,204	56	4,214	27	3,850	29
Equipment finance	8,475	—	3,802	—	—	—
Consumer	355	15	132	8	425	10
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$28,366	$345	$29,405	$348	$31,149	$985
Residential	4,643	41	5,223	44	2,377	75
Real estate construction and land:
Commercial	7,053	240	8,642	244	4,866	11
Residential	—	—	4	—	—	—
Commercial:
Cash flow	2,752	89	2,289	99	2,728	—
Asset-based	1,746	130	6,139	170	3,410	20
Equipment finance	30,363	—	2,534	—	245	—
Venture capital	124	—	—	—	—	—
Consumer	1,363	—	3,027	2	161	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$52,985	$1,549	$45,710	$868	$54,090	$1,740
Real estate construction and land	7,800	255	10,436	276	6,894	88
Commercial	59,254	307	27,476	317	12,141	138
Consumer	1,718	15	3,159	10	586	10
Total	$121,757	$2,126	$86,781	$1,471	$73,711	$1,976
_________________________

(1)
For the loans and leases (excluding PCI loans) reported as impaired at December 31, 2015, 2014 and 2013, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions and debt forgiveness or a combination thereof. The following table presents new and defaulted troubled debt restructurings of Non-PCI loans for the years indicated:

	Troubled Debt Restructurings			Troubled Debt Restructurings That Subsequently Defaulted(1)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Recorded Investment
	(Dollars In thousands)
Year Ended December 31, 2015
Real estate mortgage:
Commercial	21	$43,536	$43,012	2	$2,670
Residential	18	3,128	2,961	1	155
Real estate construction and land:
Commercial	8	23,881	23,881	—	—
Commercial:
Cash flow	25	2,718	2,539	—	—
Asset-based	13	8,400	8,400	—	—
Equipment finance	10	93,868	93,868	—	—
Consumer	2	197	197	—	—
Total	97	$175,728	$174,858	3	$2,825	(2)
Year Ended December 31, 2014
Real estate mortgage:
Commercial	14	$14,659	$14,660	1	$55
Residential	11	4,794	4,794	—	—
Real estate construction and land:
Commercial	4	5,507	4,965	—	—
Commercial:
Cash flow	13	2,717	2,717	1	1,144
Asset-based	22	12,368	6,336	1	390
Equipment finance	1	518	518	—	—
Consumer	7	467	467	—	—
Total	72	$41,030	$34,457	3	$1,589	(3)
Year Ended December 31, 2013
Real estate mortgage:
Commercial	11	$15,391	$15,391	2	$1,844
Residential	3	832	832	—	—
Real estate construction and land:
Residential	1	390	390	—	—
Commercial:
Cash flow	9	658	658	2	66
Asset-based	12	7,650	7,650	2	1,489
Consumer	2	125	125	—	—
Total	38	$25,046	$25,046	6	$3,399	(4)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at December 31, 2015, and is net of charge-offs of $96,900.

(3)	Represents the balance at December 31, 2014, and is net of charge-offs of $129,000.

(4)	Represents the balance at December 31, 2013, and is net of charge-offs of $1.6 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowances for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases by portfolio segment and PCI loans for the years indicated:

	Year Ended December 31, 2015
	Real Estate Mortgage	Real Estate Construction and Land	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of year	$25,097	$4,248	$39,858	$1,253	$70,456	$13,999	$84,455
Charge-offs	(2,489)	—	(13,354)	(156)	(15,999)	(1,772)	(17,771)
Recoveries	3,582	1,082	3,399	410	8,473	150	8,623
Provision (negative provision)	10,464	1,807	31,179	(846)	42,604	(2,800)	39,804
Balance, end of year	$36,654	$7,137	$61,082	$661	$105,534	$9,577	$115,111

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$1,458	$26	$17,622	$157	$19,263
Collectively evaluated for impairment	$35,196	$7,111	$43,460	$504	$86,271
Acquired loans with deteriorated credit quality						$9,577

The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$83,944	$8,003	$74,680	$1,672	$168,299
Collectively evaluated for impairment	$5,604,119	$519,717	$7,877,897	$119,177	$14,120,910
Acquired loans with deteriorated credit quality						$189,045
Ending balance of
loans and leases	$5,688,063	$527,720	$7,952,577	$120,849	$14,289,209	$189,045	$14,478,254

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Real Estate Mortgage	Real Estate Construction and Land	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of year	$26,078	$4,298	$26,921	$2,944	$60,241	$21,793	$82,034
Charge-offs	(2,080)	—	(9,463)	(332)	(11,875)	(9,577)	(21,452)
Recoveries	2,640	156	6,265	1,283	10,344	766	11,110
Provision (negative provision)	(1,541)	(206)	16,135	(2,642)	11,746	1,017	12,763
Balance, end of year	$25,097	$4,248	$39,858	$1,253	$70,456	$13,999	$84,455

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$693	$69	$9,975	$37	$10,774
Collectively evaluated for impairment	$24,404	$4,179	$29,883	$1,216	$59,682
Acquired loans with deteriorated credit quality						$13,999

The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$55,290	$10,555	$45,568	$3,510	$114,923
Collectively evaluated for impairment	$5,285,270	$296,580	$5,796,895	$97,973	$11,476,718
Acquired loans with deteriorated credit quality						$290,791
Ending balance	$5,336,930	$310,765	$5,842,463	$101,483	$11,591,641	$290,791	$11,882,432
Purchased Credit Impaired (PCI) Loans
The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	December 31, 2015	December 31, 2014
	(In thousands)
Real estate mortgage	$207,170	$299,660
Real estate construction and land	2,534	7,743
Commercial	30,658	32,904
Consumer	302	332
Total gross PCI loans	240,664	340,639
Discount	(51,619)	(49,848)
Total PCI loans, net of discount	189,045	290,791
Allowance for loan losses	(9,577)	(13,999)
Total net PCI loans	$179,468	$276,792

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the years indicated:

	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2012	$491,816	$(196,022)
Addition from the FCAL acquisition	44,146	(8,096)
Accretion	46,680	46,680
Payments received	(225,849)	—
Decrease in expected cash flows, net	—	17,870
Negative provision for credit losses	4,210	—
Balance, December 31, 2013	361,003	(139,568)
Addition from the CapitalSource Inc. merger	79,234	(13,728)
Accretion	57,213	57,213
Payments received	(219,641)	—
Increase in expected cash flows, net	—	(10,773)
Provision for credit losses	(1,017)	—
Balance, December 31, 2014	276,792	(106,856)
Addition from the Square 1 acquisition	16,455	(2,852)
Accretion	31,857	31,857
Payments received	(148,436)	—
Increase in expected cash flows, net	—	(7,785)
Negative provision for credit losses	2,800	—
Balance, December 31, 2015	$179,468	$(85,636)
The following table presents the credit risk rating categories for PCI loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	December 31, 2015			December 31, 2014
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage	$43,554	$125,125	$168,679	$101,161	$155,281	$256,442
Real estate construction and land	1,230	1,423	2,653	3,901	3,010	6,911
Commercial	17,391	23	17,414	26,942	212	27,154
Consumer	299	—	299	284	—	284
Total PCI loans	$62,474	$126,571	$189,045	$132,288	$158,503	$290,791
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8.  FORECLOSED ASSETS
The following table summarizes foreclosed assets at the dates indicated:

Property Type:	December 31, 2015	December 31, 2014
	(In thousands)
Commercial real estate	$487	$2,449
Construction and land development	13,801	24,759
Multi‑family	—	4,823
Single family residence	952	3,392
Total other real estate owned, net	15,240	35,423
Other foreclosed assets	6,880	8,298
Total foreclosed assets, net	$22,120	$43,721
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the years indicated:

	Year Ended December 31,
Foreclosed Assets:	2015	2014	2013
	(In thousands)
Balance, beginning of year	$43,721	$55,891	$56,414
Addition due to acquisitions	—	6,382	13,772
Foreclosures	13,472	9,806	19,470
Provision for losses	(5,228)	(7,307)	(2,515)
Reductions related to sales	(29,845)	(21,051)	(31,289)
Payments to third parties(1)	—	—	39
Balance, end of year	$22,120	$43,721	$55,891
_________________________

(1)	Represents amounts due to participants and for guarantees, property taxes or other prior lien positions.
The following table presents the changes in the foreclosed assets valuation allowance for the years indicated:

	Year Ended December 31,
Foreclosed Assets Valuation Allowance:	2015	2014	2013
	(In thousands)
Balance, beginning of year	$12,123	$11,314	$16,681
Provision for losses	5,228	7,307	2,515
Reductions related to sales	(7,105)	(6,498)	(7,882)
Balance, end of year	$10,246	$12,123	$11,314

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9.  PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2015	2014
	(In thousands)
Land	$5,505	$5,505
Buildings	14,564	14,198
Furniture, fixtures and equipment	36,234	32,359
Leasehold improvements	37,773	33,157
Premises and equipment, gross	94,076	85,219
Less: accumulated depreciation and amortization	(54,879)	(48,668)
Premises and equipment, net	$39,197	$36,551
Depreciation and amortization expense was $8.1 million, $8.4 million, and $6.0 million for the years ended December 31, 2015, 2014, and 2013.
We have obligations under a number of noncancelable operating leases for premises and equipment. The following table presents future minimum rental payments under noncancelable operating leases as of December 31, 2015:

Estimated Lease Payments for Year Ending December 31,	Amount
(In thousands)
2016	$29,730
2017	27,201
2018	24,238
2019	20,792
2020	17,727
Thereafter	46,692
Total	$166,380
Total gross rental expense for the years ended December 31, 2015, 2014, and 2013, was $26.2 million, $23.8 million, $17.6 million. Most of the leases provide that the Company pays maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly rental payments.
Total rental income for the years ended December 31, 2015, 2014, and 2013, was approximately $487,000, $589,000, and $750,000. The future minimum rental payments to be received under noncancelable subleases are $27.3 million through September 2025.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10. DEPOSITS
The following table presents the components of interest‑bearing deposits as of the dates indicated:

	December 31,
Deposit Category:	2015	2014
	(In thousands)
Interest checking deposits	$886,886	$736,367
Money market deposits	3,712,690	1,825,510
Savings deposits	742,795	762,961
Time deposits under $100,000	1,656,227	2,467,338
Time deposits $100,000 and over	2,496,129	3,031,600
Total interest-bearing deposits	$9,494,727	$8,823,776
Brokered time deposits totaled $272.5 million and $636.7 million at December 31, 2015 and 2014. Brokered non-maturity deposits totaled $942.3 million and $120.6 million at December 31, 2015 and 2014, and substantially all of these amounts are included with money market deposits in the table above.
At December 31, 2015 and 2014, we had $858 million and $891 million, respectively, of time deposits that exceed the FDIC insurance limit of $250,000 while the remaining $3.3 billion and $4.6 billion, respectively, met or fell below the FDIC insurance limit.
The following table summarizes the maturities of time deposits as of the date indicated:

	December 31, 2015
Year of Maturity:	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Contractual Rate
	(Dollars in thousands)
2016	$1,543,655	$2,368,863	$3,912,518	0.65%
2017	82,459	100,050	182,509	0.63%
2018	21,718	17,860	39,578	1.05%
2019	4,973	5,943	10,916	1.02%
2020	2,949	3,202	6,151	0.87%
2021	473	211	684	1.02%
Total	$1,656,227	$2,496,129	$4,152,356	0.66%
NOTE 11.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	December 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$3,914	5.49%	$3,402	6.43%
FHLB overnight advances	618,000	0.27%	380,000	0.27%
Total borrowings	$621,914		$383,402
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of December 31, 2015, this debt had a weighted average remaining maturity of 3.4 years.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Bank has established secured and unsecured lines of credit. The Bank may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRBSF”), or other financial institutions.
FHLB Secured Lines of Credit. The borrowing arrangement with the FHLB is based on an FHLB program collateralized by a blanket lien on certain qualifying loans in our loan portfolio which were not pledged to the FRBSF. As of December 31, 2015, our borrowing capacity under the FHLB secured borrowing lines was $2.5 billion. As of December 31, 2015 and 2014, the balances outstanding were $618.0 million and $380.0 million.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of December 31, 2015, the Bank had secured borrowing capacity of $2.1 billion collateralized by liens covering $2.9 billion of certain qualifying loans. As of December 31, 2015 and 2014, there were no balances outstanding.
Federal Funds Arrangements with Commercial Banks. As of December 31, 2015, the Bank had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of December 31, 2015 and 2014, there were no balances outstanding.
FHLB Unsecured Line of Credit. During the second quarter of 2015, the Bank obtained a $99.0 million unsecured line of credit with the FHLB for the purchase of overnight funds. As of December 31, 2015, there was no balance outstanding.
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	December 31, 2015		December 31, 2014
					Date	Maturity	Rate Index
Series:	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.63%	$10,310	3.33%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	3.39%	10,310	3.29%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	3.35%	5,155	3.19%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	3.07%	61,856	2.98%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	2.20%	20,619	1.93%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	2.11%	16,495	1.84%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	2.06%	10,310	1.79%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	2.46%	82,475	2.19%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	2.27%	128,866	2.18%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	2.27%	51,545	2.18%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	2.27%	51,550	2.18%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	28,007	2.82%	31,188	2.14%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.27%	16,470	2.18%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	2.27%	6,650	2.18%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	2.27%	39,177	2.18%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	539,795		542,976
Unamortized discount (2)	(103,795)		(109,393)
Net subordinated debentures	$436,000		$433,583
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12.  COMMITMENTS AND CONTINGENCIES
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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	December 31, 2015	December 31, 2014
	(In thousands)
Loan commitments to extend credit	$3,580,655	$1,921,067
Standby letters of credit	210,292	88,495
Commitments to purchase equipment being acquired for lease to others	6,663	12,839
	$3,797,610	$2,022,401
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. Most guarantees expire within one year from the date of issuance. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have pledged cash in deposit accounts, investment securities, trade accounts receivable, property, plant and equipment, and intellectual property as collateral with us under these arrangements.
In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of December 31, 2015 and 2014, the Company had commitments to contribute capital to these entities totaling $19.2 million and $11.0 million, respectively. We also had commitments to contribute up to an additional $2.8 million and $2.9 million to11 private equity funds at December 31, 2015 and 2014, respectively.
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
Kinde Durkee Investigation
The United States Attorney's Office for the Eastern District of California is conducting an investigation relating to the handling by First California Bank ("FCB") of its banking relationship with Kinde Durkee. Ms. Durkee, who had maintained certain of her accounts with FCB, was convicted in 2012 of embezzling funds from certain California politicians, among others. FCB was acquired by PacWest Bancorp and merged into Pacific Western Bank in May 2013. We understand that the investigation is focused on whether any civil or criminal laws were violated by FCB or its employees. Pacific Western is cooperating with the investigation.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13.  FAIR VALUE MEASUREMENTS
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

•
Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes municipal securities, government agency and government‑sponsored enterprise securities, collateralized loan obligations, and registered publicly rated private label collateralized mortgage obligations ("CMOs") and asset-backed securitizations.

•
Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data, and includes our covered private label CMOs, non-rated private placement private label CMOs, non-rated private placement asset-backed securities, and equity warrants.

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
The following tables present information on the assets measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	December 31, 2015
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Government agency and government‑sponsored enterprise
pass-through securities	$767,797	$—	$767,797	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	486,239	—	486,239	—
Covered private label collateralized mortgage obligations	29,782	—	—	29,782
Other private label collateralized mortgage obligations	115,014	—	63,555	51,459
Municipal securities	1,547,331	—	1,547,331	—
US Treasury securities	69,380	69,380	—	—
Corporate debt securities	48,424	—	48,424	—
Collateralized loan obligations	132,189	—	132,189	—
SBA securities	211,157	—	211,157	—
Government‑sponsored enterprise debt securities	36,913	—	36,913	—
Asset-backed and other securities	115,211	2,562	94,449	18,200
Total securities available-for-sale	3,559,437	71,942	3,388,054	99,441
Derivative assets	11,919	—	11,919	—
Equity warrants	4,914	—	—	4,914
Total recurring assets	$3,576,270	$71,942	$3,399,973	$104,355
Derivative liabilities	$1,397	$—	$1,397	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Fair Value Measurements as of
	December 31, 2014
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Government agency and government‑sponsored enterprise
pass-through securities	$535,672	$—	$535,672	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	277,946	—	277,946	—
Covered private label collateralized mortgage obligations	33,947	—	—	33,947
Other private label collateralized mortgage obligations	10,914	—	10,914	—
Municipal securities	536,116	—	536,116	—
Corporate debt securities	110,109	—	110,109	—
Government‑sponsored enterprise debt securities	36,757	—	36,757	—
Asset-backed and other securities	25,716	519	25,197	—
Total securities available-for-sale	1,567,177	519	1,532,711	33,947
Derivative assets	5,234	—	5,234	—
Total recurring assets	$1,572,411	$519	$1,537,945	$33,947
Derivative liabilities	$118	$—	$118	$—
During the year ended December 31, 2015, $1.4 million of other securities measured at fair value on a recurring basis transferred from Level 2 to Level 1. During the year ended December 31, 2015, we added the following Level 3 assets measured at fair value on a recurring basis from the Square 1 acquisition: non-rated private placement private label CMOs, non-rated private placement asset-backed securities, and equity warrants with fair values of $51.5 million, $18.2 million, and $4.9 million, respectively, at December 31, 2015.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service or broker quotes for our Level 3 private label CMOs (both covered and non-rated private placement) measured at fair value on a recurring basis as of December 31, 2015:

	Level 3 Private Label CMOs
	Range of Inputs	Weighted Average Input
Unobservable Inputs:
Voluntary annual prepayment speeds	0% - 20.55%	8.8%
Annual default rates	0% - 7.10%	3.4%
Loss severity rates	0% - 100%	44.3%
Discount rates	0% - 43.22%	4.4%
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service or broker quotes for our Level 3 asset-backed securities measured at fair value on a recurring basis as of December 31, 2015:

	Level 3 Asset-Backed Securities
	Range of Inputs	Weighted Average Input
Unobservable Inputs:
Voluntary annual prepayment speeds	11.85% - 15%	13.4%
Annual default rates	0% - 8.10%	4.1%
Loss severity rates	0% - 91%	45.5%
Discount rates	2.79% - 4.56%	3.7%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents information about the quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of December 31, 2015:

Equity Warrants
Weighted Average
Range of Inputs
Unobservable Inputs:
Volatility	18.8% - 121.9%
Risk-free interest rate	1.0% - 1.5%
Remaining life assumption	19.9% - 49.5%
The following table summarizes activity for our Level 3 private label CMOs measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Private Label CMOs:	2015	2014	2013
	(In thousands)
Balance, beginning of year	$33,947	$37,904	$44,684
Total realized in earnings	1,104	1,627	1,938
Total unrealized loss in comprehensive income	(1,388)	(344)	(1,204)
Net settlements	(3,881)	(5,240)	(7,514)
Addition from the Square 1 acquisition	51,459	—	—
Balance, end of year	$81,241	$33,947	$37,904
The following table summarizes activity for our Level 3 equity warrants measured at fair value on a recurring basis for the period from acquisition date to December 31, 2015:

Period Ended
Equity Warrants:	December 31, 2015
(In thousands)
Balance, acquisition date	$5,552
Total realized in earnings	530
Transfers to securities available-for-sale	(2)
Sales	(1,529)
Issuances	363
Balance, end of year	$4,914
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	December 31, 2015
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$40,817	$—	$9,367	$31,450
Other real estate owned	14,101	—	14,101	—
Investments carried at cost	107	—	—	107
Total non-recurring	$55,025	$—	$23,468	$31,557

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Fair Value Measurement as of
	December 31, 2014
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$42,693	$—	$2,366	$40,327
Other real estate owned	24,015	—	18,400	5,615
Investments carried at cost	566	—	—	566
Total non-recurring	$67,274	$—	$20,766	$46,508
The following table presents losses recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
Loss on Assets Measured on a Non‑Recurring Basis:	2015	2014	2013
	(In thousands)
Impaired Non‑PCI loans	$(16,097)	$(7,006)	$(1,206)
Other real estate owned	(4,726)	(6,737)	(1,045)
Investments carried at cost	(17)	(141)	—
Total net loss	$(20,840)	$(13,884)	$(2,251)
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2015:

Asset	Fair Value (In thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired Non-PCI loans	$30,339	Discounted cash flows	Discount rates	0% - 9.04%	5.92%
	1,111	Third party appraisals	No discounts
Investments carried at cost	107	Market and income approach	Illiquidity discount	75%	75%
Total non-recurring Level 3	$31,557
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2015
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$161,020	$161,020	$161,020	$—	$—
Interest‑earning deposits in financial institutions	235,466	235,466	235,466	—	—
Securities available‑for‑sale	3,559,437	3,559,437	71,942	3,388,054	99,441
Investment in FHLB stock	19,710	19,710	—	19,710	—
Investments carried at cost	2,267	6,789	—	—	6,789
Loans and leases, net	14,363,143	14,393,558	—	9,367	14,384,191
Derivative assets	11,919	11,919	—	11,919	—
Equity warrants	4,914	4,914	—	—	4,914

Financial Liabilities:
Deposits:
Demand, interest checking, money market, and savings deposits	11,513,826	11,513,826	—	11,513,826	—
Time deposits	4,152,356	4,152,920	—	4,152,920	—
Borrowings	621,914	622,438	618,000	4,438	—
Subordinated debentures	436,000	419,762	—	419,762	—
Derivative liabilities	1,397	1,397	—	1,397	—

	December 31, 2014
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$164,757	$164,757	$164,757	$—	$—
Interest‑earning deposits in financial institutions	148,469	148,469	148,469	—	—
Securities available‑for‑sale	1,567,177	1,567,177	519	1,532,711	33,947
Investment in FHLB stock	40,609	40,609	—	40,609	—
Investments carried at cost	3,691	3,691	—	—	3,691
Investments accounted for under the equity method	21,461	21,700	—	—	21,700
Loans and leases, net	11,797,977	11,757,951	—	2,366	11,755,585
Derivative assets	5,234	5,234	—	5,234	—
Financial Liabilities:
Deposits:
Demand, interest checking, money market, and savings deposits	6,256,190	6,256,190	—	6,256,190	—
Time deposits	5,498,938	5,502,479	—	5,502,479	—
Borrowings	383,402	383,539	380,000	3,539	—
Subordinated debentures	433,583	417,657	—	417,657	—
Derivative liabilities	118	118	—	118	—

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
Securities available‑for‑sale. Securities available‑for‑sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available‑for‑sale securities are reported as a component of “Accumulated other comprehensive income” in the consolidated balance sheets. See Note 6. Investment Securities, for further information on unrealized gains and losses on securities available‑for‑sale.
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
Our covered private label CMOs, non-rated private placement private label CMOs, and non-rated private placement asset-backed securities (collectively, “the Level 3 Securities”) were categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for our Level 3 Securities among independent third party pricing services, and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity relating to our Level 3 Securities to be a significant unobservable input. Our fair value estimate was based on either 1) prices provided to us by a nationally recognized pricing service which we also use to determine the fair value of the majority of our securities portfolio, or 2) pricing estimates we obtained from brokers. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated loss severity factors, and discount rates, all of which are not directly observable in the market. Significant changes in default expectations, loss severity factors, or discount rates, which occur all together or in isolation, would result in different fair value measurements.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2015.
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
The impaired Non‑PCI loan balances shown above as measured on a non-recurring basis represent those nonaccrual and restructured loans for which impairment was recognized during the year ended December 31, 2015. The amounts shown as net losses include the impairment recognized during the year ended December 31, 2015, for the loan balances shown. Of the $129.0 million of nonaccrual Non-PCI loans at December 31, 2015, $20.0 million were written down to their collateral fair values through charge‑offs during the year ended December 31, 2015.
Investments that do not have readily determinable fair values. Other investments accounted for under the cost or equity methods of accounting are carried at fair value on a nonrecurring basis to the extent that they are determined to be other-than-temporarily impaired during the period. As there is rarely an observable price or market for such investments, we determine fair value using internally developed models. Our models utilize industry valuation benchmarks, such as multiples of net revenue or EBITDA, to determine a value for the underlying enterprise. We may also reduce the value determined by the model due to illiquidity or other investee-specific characteristics which may affect the fair value. Significant decreases to these valuation benchmarks would result in significant decreases in the estimated fair values. We reduce this value by the value of debt outstanding to arrive at an estimated equity value of the enterprise. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our internal valuation. Fair value measurements related to these investments are typically classified within Level 3 of the fair value hierarchy.
Other real estate owned ("OREO"). The fair value of foreclosed real estate is generally based on the lower of estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the year ended December 31, 2015.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Subordinated debentures. Subordinated debentures are carried at amortized cost. The fair value of subordinated debentures with variable rates is determined using a market discount rate on the expected cash flows.
Derivative assets and liabilities. Derivatives are carried at fair value on a recurring basis and primarily relate to forward exchange contracts which we enter into to manage foreign exchange risk. Our derivatives are principally traded in over-the-counter markets where quoted market prices are not readily available. Instead, the fair value of derivatives is estimated using market observable inputs such as foreign exchange forward rates, interest rate yield curves, volatilities and basis spreads. We also consider counterparty credit risk in valuing our derivatives. We typically classify our foreign exchange derivatives in Level 2 of the fair value hierarchy.
Warrants. Equity warrants with net settlement terms are received in connection with extending loan commitments to certain of our customers. We estimate the fair value of equity warrants using a Black-Scholes option pricing model to approximate fair market value. For warrants of private companies, the model estimates market value for each warrant based on the most recent equity offering at the time of issuance, the warrant's exercise price, the warrant's expected life, a risk-free interest rate based on a duration-matched U.S. Treasury rate and volatility factors derived from the iShares Russell Microcap index (IWC). For warrants of publicly-traded companies, the model estimates market value for each warrant based on the share price as of the evaluation date, the warrant's exercise price, the warrant's expected life, a risk-free interest rate based on a duration-matched U.S. Treasury rate and uses a company-specific volatility factor. We typically classify our equity warrant derivatives in Level 3 of the fair value hierarchy.
Commitments to extend credit. The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally not assignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the table above because it is not material.
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2015, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 14. INCOME TAXES
The following table presents the components of income tax expense for the years indicated:

	December 31,
	2015	2014	2013
	(In thousands)
Current Income Tax Expense:
Federal	$(11,950)	$(14,611)	$(32,113)
State	(28,167)	(10,823)	(7,667)
Total current income tax expense	(40,117)	(25,434)	(39,780)
Deferred Income Tax (Expense) Benefit:
Federal	(128,436)	(70,662)	9,099
State	(11,964)	(19,795)	(1,586)
Total deferred income tax (expense) benefit	(140,400)	(90,457)	7,513
Total income tax expense	$(180,517)	$(115,891)	$(32,267)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rate of 35% to earnings or loss before income taxes for the years indicated:

	December 31,
	2015	2014	2013
	(In thousands)
Computed expected income tax expense at federal statutory rate	$(168,047)	$(98,575)	$(26,201)
State tax expense, net of federal tax benefit	(29,009)	(15,689)	(6,014)
Tax‑exempt interest benefit	8,274	4,472	3,979
Increase in cash surrender value of life insurance	884	739	407
Tax credits	2,441	3,567	2,480
Nondeductible employee compensation	(1,005)	(6,792)	(4,730)
Nondeductible acquisition‑related expense	(876)	(2,994)	(1,196)
Acquisition‑related securities gain	—	—	1,828
Release/settlement of FIN 48 reserve	5,529	(157)	—
Valuation allowance change	2,917	3,520	—
Other, net	(1,625)	(3,982)	(2,820)
Recorded income tax expense	$(180,517)	$(115,891)	$(32,267)
The Company had net income taxes receivable of $6.2 million and $18.3 million at December 31, 2015 and 2014, included in other assets on its consolidated balance sheets.
As of December 31, 2015 and 2014, the Company had a valuation allowance of $121.1 million and $130.3 million against acquired deferred tax assets (“DTA”). Periodic reviews of the carrying amount of DTA are made to determine if a valuation allowance is necessary. A valuation allowance is required, based on available evidence, when it is more likely than not that all or a portion of a DTA will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. All available evidence, both positive and negative, that may affect the realizability of the DTA are identified and considered in determining the appropriate amount of the valuation allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
We have net operating loss and tax credit carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. Upon a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code (“the Code”), our ability to utilize our net operating loss forwards and other tax attributes after the ownership change generally would be limited. The annual limit would generally equal the product of the applicable long term tax exempt rate and the value of the relevant taxable entity’s capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more (the “5-Percent Shareholders”) of a company’s outstanding stock, including certain public groups of stockholders as set forth under Section 382, and those arising from new stock issuances and other equity transactions.
We acquired Square 1 on October 6, 2015. As merger consideration, we issued approximately 18.1 million shares of common stock to the Square 1 stockholders. The issuance of these shares caused us to experience an ownership change under Section 382 of the Code. Consequently, the utilization of our net operating loss carryforwards, tax credits, and other tax attributes are subject to an annual limitation. We estimate that such annual limitation will not impose additional restriction on the anticipated usage of our existing tax attributes.
At December 31, 2015, we had approximately $200.4 million of unused federal net operating loss carryforwards that may be applied against future taxable income. If not used, these carryforwards will fully expire in 2031. We had available at December 31, 2015, approximately $1.0 billion of unused state net operating loss carryforwards that may be applied against future taxable income. The state net operating loss carryforwards will expire in varying amounts beginning in 2016 through 2035.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2015, for federal tax purposes, we had capital loss carryforwards of $82.3 million. If not used, these carryforwards will begin to expire in 2016 and will fully expire in 2018.
As of December 31, 2015, for federal tax purposes, we had foreign tax credit carryforwards of $28.6 million. The foreign tax credit carryforwards are available to offset future federal taxable income. If not used, these carryforwards will begin to expire in 2016 and fully expire in 2021. We also had Low Income Housing Tax Credit carryforwards of $7.1 million, which if not used, will begin to expire in 2034 and fully expire in 2035.
The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2015	2014
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$97,385	$100,981
Interest on nonaccrual loans	5,100	7,394
Deferred compensation	4,027	4,585
Premises and equipment, principally due to differences in depreciation	5,867	5,359
Foreclosed assets valuation allowance	6,479	7,353
Assets acquired in FDIC‑assisted acquisitions	2,319	10,217
State tax benefit	6,101	5,009
Net operating losses	125,678	207,575
Capital loss carryforwards	35,597	57,494
Accrued liabilities	40,733	36,115
Other	—	6,254
Equity investments	16,712	8,666
Goodwill	37,423	44,372
Tax credits	35,874	32,183
Gross deferred tax assets	419,295	533,557
Valuation allowance	(121,138)	(130,282)
Deferred tax assets, net of valuation allowance	298,157	403,275
Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	19,122	3,978
Deferred loan fees and costs	16,283	17,594
Unrealized gain on securities available‑for‑sale	19,224	17,926
FHLB stock	1,067	2,820
Subordinated debentures	39,242	40,369
Operating leases	40,029	34,136
Unrealized income from FDIC‑assisted acquisitions	7,543	2,041
Tax mark-to-market	17,087	—
Other	12,171	—
Gross deferred tax liabilities	171,768	118,864
Total net deferred tax asset	$126,389	$284,411
Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the activity related to the Company's unrecognized tax benefits for the years indicated:

	Year Ended December 31,
Unrecognized Tax Benefits:	2015	2014
	(In thousands)
Balance, beginning of year	$20,501	$—
Increase related to CapitalSource Inc. merger	—	18,724
Increase based on tax positions related to prior years	6,839	2,371
Reductions for tax positions related to prior years	(4,789)	—
Reductions related to settlements	(6,640)	(293)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(756)	(301)
Balance, end of year	$15,155	$20,501
As of December 31, 2015 and 2014, our unrecognized tax benefit that may affect the effective tax rate was $4.3 million and $2.4 million. Due to the potential for the resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by as much as $4.0 million.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2015, we reduced our accrual for interest expense and penalties and recognized $2.4 million in income related to these items. For the year ended December 31, 2014, we accrued and recognized $0.2 million in interest expense and penalties. The amount of interest and penalties accrued and recognized for the year ended December 31, 2013 was minimal and immaterial to our financial results. We had $0.9 million and $3.3 million accrued for the payment of interest and penalties as of December 31, 2015 and 2014.
We file federal and state income tax returns with the Internal Revenue Service ("IRS") and various state, local and foreign jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2006 through 2014. We are currently under examination by the IRS for tax years 2008 through 2012 and certain state jurisdictions for tax years 2006 through 2013.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15.  EARNINGS PER SHARE
The following table presents the computation of basic and diluted net earnings per share for the years indicated:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings from continuing operations	$299,619	$170,468	$45,477
Less: earnings allocated to unvested restricted stock(1)	(2,892)	(1,959)	(1,096)
Net earnings from continuing operations allocated to common shares	296,727	168,509	44,381
Net loss from discontinued operations allocated to common shares	—	(1,545)	(348)
Net earnings allocated to common shares	$296,727	$166,964	$44,033
Weighted-average basic shares and unvested restricted stock outstanding	107,401	87,871	42,506
Less: weighted-average unvested restricted stock outstanding	(1,074)	(1,018)	(1,683)
Weighted-average basic shares outstanding	106,327	86,853	40,823
Basic earnings per share:
Net earnings from continuing operations	$2.79	$1.94	$1.09
Net loss from discontinued operations	—	(0.02)	(0.01)
Net earnings	$2.79	$1.92	$1.08

Diluted Earnings Per Share:
Net earnings from continuing operations allocated to common shares	$296,727	$168,509	$44,381
Net loss from discontinued operations allocated to common shares	—	(1,545)	(348)
Net earnings allocated to common shares	$296,727	$166,964	$44,033
Weighted-average basic shares outstanding	106,327	86,853	40,823
Diluted earnings per share:
Net earnings from continuing operations	$2.79	$1.94	$1.09
Net loss from discontinued operations	—	(0.02)	(0.01)
Net earnings	$2.79	$1.92	$1.08
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16.  STOCK BASED COMPENSATION PLANS
The Company’s 2003 Stock Incentive Plan as amended and restated, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of December 31, 2015, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. The authorized amount includes 10,686,565 shares that were added to the 2003 Plan as a result of the CapitalSource Inc. merger. Such shares were available for grant under the former CapitalSource Inc. Equity Incentive Plan and remain available for: (a) former employees of CapitalSource Bank who remain employed with the Company, and (b) newly hired employees of the Company. As of December 31, 2015, there were 12,978,460 shares available for grant under the 2003 Plan, of which 9,550,459 shares related to those added from the CapitalSource Inc. merger.
Restricted Stock
The following table presents a summary of restricted stock transactions for the years indicated:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)
Unvested restricted stock, December 31, 2012	1,698,281	$30.68
Granted	673,900	$29.06
Shares vesting	(819,461)	$24.84
Forfeited	(336,196)	$48.92
Unvested restricted stock, December 31, 2013	1,216,524	$28.69
Granted	1,129,805	$40.37
Shares vesting	(1,183,024)	$28.53
Forfeited	(54,800)	$38.97
Unvested restricted stock, December 31, 2014	1,108,505	$40.24
Granted	501,622	$46.18
Shares vesting	(318,220)	$40.26
Forfeited	(79,956)	$41.88
Unvested restricted stock, December 31, 2015	1,211,951	$42.59
At December 31, 2015, there were 1,211,951 shares of unvested time‑based restricted common stock outstanding. The awarded shares of time‑based restricted common stock vest over a service period of three to four years from the date of the grant. For awards granted before December 11, 2014, time-based restricted common stock also vests immediately upon a change in control of the Company, as defined in the 2003 Plan, or upon death of the employee. For awards granted on or after December 11, 2014, time-based restricted stock are subject to "double-trigger" vesting, meaning that, in the event of a change in control of the Company, as defined in the 2003 Plan, and in the event an employee's employment is terminated by the Company without Cause or by the employee for Good Reason, as defined in the 2003 Plan, within 24 months after the change in control, such awards will vest, or upon death of the employee. In April 2014, upon closing of the CapitalSource Inc. merger, 1,013,377 of awarded shares of restricted common stock vested due to the triggering of the change of control provision contained within the 2003 Plan. We recorded a $26.1 million charge to earnings for the vesting of such shares. Such amount is included in acquisition, integration and reorganization costs on the accompanying consolidated statements of earnings in 2014. The vesting date fair value of restricted stock awards that vested during 2015, 2014 and 2013 were $14.7 million, $53.4 million and $30.9 million.
Compensation expense related to time‑based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. Restricted stock amortization totaled $15.0 million, $9.8 million (excluding accelerated vesting of restricted stock of $26.1 million), and $8.5 million (excluding accelerated vesting of restricted stock of $12.4 million) for the years ended December 31, 2015, 2014 and 2013. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings. The income tax benefit recognized in the consolidated statements of earnings related to this expense was $5.6 million, $3.9 million, and $3.4 million for the years ended December 31, 2015, 2014 and 2013.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amount of unrecognized compensation expense related to all unvested restricted stock as of December 31, 2015 totaled $41.1 million. Such expense is expected to be recognized over a weighted average period of 1.6 years.
The following table summarizes information about outstanding time-based restricted stock awards as of the date indicated:

	December 31, 2015
		Weighted		Weighted
		Average	Weighted	Average
	Number	Grant Date	Average	Remaining
	of Shares	Fair Value	Fair Value(1)	Contractual
	Outstanding	(Per Share)	(In thousands)	Life (Years)
Time-based restricted stock granted in:
2013	9,666	$35.26	$417	1.1
2014	711,633	$40.21	30,671	1.2
2015	490,652	$46.18	21,147	2.1
Outstanding time-based restricted stock awards	1,211,951	$42.59	$52,235	1.6
_________________________

(1)	Determined using the $43.10 closing price of PacWest common stock on December 31, 2015.
NOTE 17. BENEFIT PLANS
401(K) Plans
The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they are scheduled to work a minimum of 1,000 hours and are at least 18 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and applicable tax code.
Expense related to 401(k) matching contributions was $2.8 million, $1.9 million and $1.3 million for the years ended December 31, 2015, 2014, and 2013.
NOTE 18. STOCKHOLDERS' EQUITY
Treasury Shares
As a Delaware corporation, the Company records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. The Company purchased 180,822 treasury shares at a weighted average price of $46.46 per share, 493,890 treasury shares at a weighted average price of $45.16 per share and 351,640 treasury shares at a weighted average price of $38.50 per share for the years ended December 31, 2015, 2014, and 2013, respectively.
Dividend Reinvestment
We paid dividends on deferred shares until April 2015. The shares were deferred under a CapitalSource plan which was terminated, but due to 409A restrictions the shares remained deferred for a period of one year after termination.  Dividends paid on deferred shares were used to purchase our common stock.  During 2015, we paid dividends of approximately $58,000 on deferred shares, which was used to purchase an additional 1,300 shares of our common stock. During 2014, we paid approximately $115,000 on deferred shares, which was used to purchase an additional 2,583 shares of our common stock.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 19. DIVIDEND AVAILABILITY AND REGULATORY MATTERS
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
It is possible, depending upon the financial condition of the Bank, and other factors, that the FRB, the FDIC or the California Department of Business Oversight, Division of Financial Institutions (“DBO”), could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by California state-chartered banks such as Pacific Western are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. A state-chartered bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2015, PacWest received $214 million in dividends from the Bank. Since the Bank had a retained deficit of $609 million at December 31, 2015, for the foreseeable future, dividends from the Bank to PacWest will continue to require DBO and FDIC approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of common equity Tier 1, Tier 1, and total capital to risk‑weighted assets ("total capital ratio"), and of Tier I capital to average assets, adjusted for goodwill and other non-qualifying intangible assets and other assets (“leverage ratio”). Common equity Tier 1 capital includes common stockholders’ equity less goodwill and certain other deductions (including a portion of servicing assets and the after‑tax unrealized net gains and losses on securities available‑for‑sale). Tier 1 capital includes common equity Tier 1 plus additional Tier 1 capital instruments meeting certain requirements. Total capital includes Tier 1 capital and other items such as subordinated debt and the allowance for credit losses. All three measures are stated as a percentage of risk‑weighted assets, which are measured based on their perceived credit risk and include certain off‑balance sheet exposures, such as unfunded loan commitments and letters of credit.
Banks and bank holding companies considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks and bank holding companies considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.50%, and a minimum leverage ratio of 5.0%. As of December 31, 2015, the most recent notification date to the regulatory agencies, the Company and the Bank are each “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Bank’s categories.
Management believes, as of December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which we are subject.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2015, such disallowed amounts were $47.2 million for the Company and $0.2 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
The following table presents actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

	Actual		Well Capitalized Minimum Requirement		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)
December 31, 2015
Tier I leverage
PacWest Bancorp Consolidated	2,164,152	11.67%	927,359	5.00%	1,236,793
Pacific Western Bank	2,057,546	11.40%	902,204	5.00%	1,155,342
Common equity Tier I capital
PacWest Bancorp Consolidated	2,159,741	12.58%	1,116,069	6.50%	1,043,672
Pacific Western Bank	2,057,546	12.03%	1,111,913	6.50%	945,633
Tier I capital
PacWest Bancorp Consolidated	2,164,152	12.60%	1,373,623	8.00%	790,529
Pacific Western Bank	2,057,546	12.03%	1,368,508	8.00%	689,038
Total capital
PacWest Bancorp Consolidated	2,687,377	15.65%	1,717,029	10.00%	970,348
Pacific Western Bank	2,189,388	12.80%	1,710,635	10.00%	478,753

December 31, 2014
Tier I leverage
PacWest Bancorp Consolidated	1,722,870	12.34%	698,109	5.00%	1,024,761
Pacific Western Bank	1,621,546	11.70%	693,174	5.00%	928,372
Tier I capital
PacWest Bancorp Consolidated	1,722,870	13.16%	785,781	6.00%	937,089
Pacific Western Bank	1,621,546	12.46%	780,834	6.00%	840,712
Total capital
PacWest Bancorp Consolidated	2,104,984	16.07%	1,309,635	10.00%	795,349
Pacific Western Bank	1,712,312	13.16%	1,301,390	10.00%	410,922
We have outstanding subordinated debentures issued to trusts that were established by us or entities that we have acquired, which, in turn, issued trust preferred securities. The amount of subordinated debentures totaled $436.0 million at December 31, 2015. At December 31, 2015, $32.8 million of the trust preferred securities was included in the Company's Tier I capital and $391.4 million was included in Tier II capital.
Interest payments on subordinated debentures are considered dividend payments under the FRB regulations and subject to the same notification requirements for declaring and paying dividends on common stock.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
The following tables present the parent company only condensed balance sheets and the related condensed statements of earnings and condensed statements of cash flows as of and for the years indicated:

Parent Company Only	December 31,
Condensed Balance Sheets:	2015	2014
	(In thousands)
Assets:
Cash and due from banks	$416,970	$309,220
Investments in subsidiaries	3,980,537	3,105,283
Other assets	153,991	226,321
Total assets	$4,551,498	$3,640,824
Liabilities:
Subordinated debentures	$133,812	$133,232
Other liabilities	19,995	1,362
Total liabilities	153,807	134,594
Stockholders’ equity	4,397,691	3,506,230
Total liabilities and stockholders’ equity	$4,551,498	$3,640,824

Parent Company Only	December 31,
Condensed Statement of Earnings:	2015	2014	2013
	(In thousands)
Miscellaneous income	$1,458	$122	$104
Acquisition‑related securities gain	—	—	5,222
Dividends from Bank subsidiary	214,000	137,000	48,000
Total income	215,458	137,122	53,326
Interest expense	4,279	4,211	3,796
Operating expenses	6,983	8,105	6,061
Total expenses	11,262	12,316	9,857
Earnings before income taxes and equity in undistributed earnings of subsidiaries	204,196	124,806	43,469
Income tax benefit	4,225	5,164	4,038
Earnings before equity in undistributed earnings of subsidiaries	208,421	129,970	47,507
Equity in undistributed earnings (losses) of subsidiaries	91,198	38,935	(2,392)
Net earnings	$299,619	$168,905	$45,115

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Parent Company Only	December 31,
Condensed Statements of Cash Flows:	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net earnings	$299,619	$168,905	$45,115
Adjustments to reconcile net earnings to net cash provided by operating activities:
Acquisition‑related securities gain	—	—	(5,222)
Change in other assets	145,708	25,515	(609)
Change in liabilities	9,115	310	4,932
Tax effect in stockholders’ equity of restricted stock vesting	841	4,625	(364)
Earned stock compensation	14,994	41,099	441
Equity in undistributed (earnings) losses of subsidiaries	(91,198)	(38,935)	2,392
Net cash provided by operating activities	379,079	201,519	46,685
Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition	3,021	226,960	857
Net cash provided by investing activities	3,021	226,960	857
Cash flows from financing activities:
Tax effect in stockholders’ equity of restricted stock vesting	(841)	(4,625)	364
Restricted stock surrendered	(8,400)	(22,307)	(13,537)
Increase in note receivable	(50,000)	—	—
Cash dividends paid, net	(215,110)	(114,162)	(41,006)
Net cash used in financing activities	(274,351)	(141,094)	(54,179)
Net increase (decrease) in cash and cash equivalents	107,749	287,385	(6,637)
Cash and cash equivalents, beginning of year	309,220	21,835	28,472
Cash and cash equivalents, end of year	$416,969	$309,220	$21,835
Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$797,433	$2,594,070	$242,268

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands, except per share data)
Interest income	$243,497	$207,672	$218,455	$214,314
Interest expense	(14,298)	(15,152)	(15,903)	(15,239)
Net interest income	229,199	192,520	202,552	199,075
Provision for credit losses	(13,772)	(8,746)	(6,529)	(16,434)
FDIC loss sharing expense, net	(4,291)	(4,449)	(5,107)	(4,399)
Gain (loss) on securities	—	655	(186)	3,275
Other noninterest income	32,349	19,552	24,916	21,995
Total noninterest income	28,058	15,758	19,623	20,871
Foreclosed assets income (expense), net	3,185	(4,521)	2,340	(336)
Acquisition, integration and reorganization costs	(17,600)	(747)	(900)	(2,000)
Other noninterest expense	(107,849)	(84,871)	(86,716)	(82,024)
Total noninterest expense	(122,264)	(90,139)	(85,276)	(84,360)
Earnings before income taxes	121,221	109,393	130,370	119,152
Income tax expense	(49,380)	(39,777)	(45,287)	(46,073)
Net earnings	$71,841	$69,616	$85,083	$73,079

Basic and diluted earnings per share	$0.60	$0.68	$0.83	$0.71

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands, except per share data)
Interest income	$209,696	$202,356	$204,363	$88,360
Interest expense	(14,713)	(13,510)	(11,830)	(2,345)
Net interest income	194,983	188,846	192,533	86,015
Negative provision (provision) for credit losses	(2,063)	(5,050)	(5,030)	644
FDIC loss sharing expense, net	(4,360)	(7,415)	(8,525)	(11,430)
Gain on securities	—	—	89	4,752
Other noninterest income	17,063	23,729	16,915	11,369
Total noninterest income	12,703	16,314	8,479	4,691
Foreclosed assets (expense) income, net	(1,938)	(4,827)	(497)	1,861
Acquisition, integration and reorganization costs	(7,381)	(5,193)	(86,242)	(2,200)
Other noninterest expense	(81,986)	(84,903)	(82,461)	(49,825)
Total noninterest expense	(91,305)	(94,923)	(169,200)	(50,164)
Earnings from continuing operations before income taxes	114,318	105,187	26,782	41,186
Income tax expense	(43,261)	(42,911)	(15,552)	(15,281)
Net earnings from continuing operations	71,057	62,276	11,230	25,905
Loss from discontinued operations before income taxes	(105)	(8)	(1,151)	(1,413)
Income tax benefit	47	3	476	588
Net loss from discontinued operations	(58)	(5)	(675)	(825)
Net earnings	$70,999	$62,271	$10,555	$25,080
Basic and diluted earnings per share:
Net earnings from continuing operations	$0.69	$0.60	$0.11	$0.57
Net earnings	$0.69	$0.60	$0.10	$0.55
NOTE 22. RELATED PARTY TRANSACTIONS
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
NOTE 23. SUBSEQUENT EVENTS
On February 1, 2016, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on February 29, 2016 to stockholders of record at the close of business on February 16, 2016.
We have evaluated events that have occurred subsequent to December 31, 2015 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2015 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. See "Management's Report on Internal Control Over Financial Reporting" set forth in Part II, Item 8 for additional information regarding management's evaluation.
(c) Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Item 1. Business-Available Information.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements
The consolidated financial statements of PacWest Bancorp and its subsidiaries and independent auditors’ report are included in Item 8 under Part II of this Form 10‑K.

2.	Financial Statement Schedules
All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits
The following documents are included or incorporated by reference in this Annual Report on Form 10‑K:

2.3	Agreement and Plan of Merger dated March 1, 2015 between PacWest Bancorp and Square 1 Financial, Inc. (Exhibit 2.1 to Form 8‑K filed on March 5, 2015 and incorporated herein by reference).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware Corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8‑K filed on May 14, 2008 and incorporated herein by this reference).

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

4.2	Other long‑term borrowing instruments are omitted pursuant to Item 601(b) (4) (iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
10.1*	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, dated February 10, 2016 (Exhibit 10.1 to Form 8-K filed on February 12, 2016 and incorporated herein by this reference).
10.2*
Executive Severance Pay Plan, as amended and restated effective December 11, 2014, applicable to the executive officers of PacWest Bancorp and certain senior officers of PacWest Bancorp and its subsidiaries (Exhibit 10.1 to Form 8‑K filed on December 16, 2014 and incorporated herein by this reference).

10.3*
2007 Executive Incentive Plan, as amended and restated, dated February 11, 2015 (pages A‑1 to A‑5 of the Company’s Definitive Proxy Statement filed on April 1, 2015 and incorporated herein by this reference).

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

10.7*	Separation Agreement by and between PacWest Bancorp and Jared M. Wolff, dated as of November 17, 2014 (Exhibit 10.7 to Form 10-K filed on March 2, 2015 and incorporated herein by this reference).
10.8
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

11.1
Statement re: Computation of Per Share Earnings (See Note 15. Earnings Per Share, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K).

21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of KPMG LLP (Filed herewith).
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2015, 2014, and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2014, and 2013, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

PACWEST Bancorp
Dated:	February 26, 2016	By:	/s/ Matthew P. Wagner Matthew P. Wagner (Chief Executive Officer)
POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John M. Eggemeyer, Matthew P. Wagner, Patrick J. Rusnak and Kori L. Ogrosky, and each of them severally, his or her true and lawful attorney‑in‑fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10‑K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys‑in‑fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	February 26, 2016

/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/s/ PATRICK J. RUSNAK Patrick J. Rusnak	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016

/s/ PAUL R. BURKE Paul R. Burke	Director	February 26, 2016

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	February 26, 2016

/s/ BARRY C. FITZPARTICK Barry C. Fitzpatrick	Director	February 26, 2016

/s/ ANDREW B. FREMDER Andrew B. Fremder	Director	February 26, 2016

/s/ C. WILLIAM HOSLER C. William Hosler	Director	February 26, 2016

/s/ SUSAN E. LESTER Susan E. Lester	Director	February 26, 2016

/s/ DOUGLAS H. LOWREY Douglas H. Lowrey	Director	February 26, 2016

/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	February 26, 2016

/s/ ROGER H. MOLVAR Roger H. Molvar	Director	February 26, 2016

/s/ JAMES J. PIECZYNSKI James J. Pieczynski	Director	February 26, 2016

/s/ DANIEL B. PLATT Daniel B. Platt	Director	February 26, 2016

/s/ ROBERT A. STINE Robert A. Stine	Director	February 26, 2016