Form 10-Q
period 2016-03-31
PACWEST BANCORP
filed 2016-05-09
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of April 27, 2016, there were 120,208,695 shares of the registrant's common stock outstanding, excluding 1,560,386 shares of unvested restricted stock.

PACWEST BANCORP

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands)
ASSETS:
Cash and due from banks	$161,977	$161,020
Interest-earning deposits in financial institutions	357,541	235,466
Total cash and cash equivalents	519,518	396,486
Securities available-for-sale, at fair value	3,240,586	3,559,437
Federal Home Loan Bank stock, at cost	17,250	19,710
Total investment securities	3,257,836	3,579,147
Gross loans and leases	14,542,522	14,528,165
Deferred fees and costs	(59,005)	(49,911)
Allowance for loan and lease losses	(130,361)	(115,111)
Total loans and leases, net	14,353,156	14,363,143
Equipment leased to others under operating leases	205,163	197,452
Premises and equipment, net	39,713	39,197
Foreclosed assets, net	18,310	22,120
Goodwill	2,175,791	2,176,291
Core deposit and customer relationship intangibles, net	48,137	53,220
Deferred tax asset, net	91,126	126,389
Other assets	322,259	335,045
Total assets	$21,031,009	$21,288,490

LIABILITIES:
Noninterest-bearing deposits	$6,139,963	$6,171,455
Interest-bearing deposits	9,301,412	9,494,727
Total deposits	15,441,375	15,666,182
Borrowings	551,401	621,914
Subordinated debentures	438,723	436,000
Accrued interest payable and other liabilities	142,918	166,703
Total liabilities	16,574,417	16,890,799

Commitments and contingencies (Note 8)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2016 and December 31, 2015;
123,153,983 and 122,791,729 shares issued, respectively, including 1,562,557 and 1,211,951 shares of
unvested restricted stock, respectively)	1,232	1,228
Additional paid-in capital	4,353,706	4,405,775
Retained earnings	104,363	13,907
Treasury stock, at cost (1,382,731 and 1,378,002 shares at March 31, 2016 and December 31, 2015)	(51,188)	(51,047)
Accumulated other comprehensive income, net	48,479	27,828
Total stockholders' equity	4,456,592	4,397,691
Total liabilities and stockholders' equity	$21,031,009	$21,288,490

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$236,375	$219,677	$202,097
Investment securities	22,547	23,648	12,195
Deposits in financial institutions	308	172	22
Total interest income	259,230	243,497	214,314
Interest expense:
Deposits	9,073	9,391	10,479
Borrowings	581	159	235
Subordinated debentures	4,982	4,748	4,525
Total interest expense	14,636	14,298	15,239
Net interest income	244,594	229,199	199,075
Provision for credit losses	20,140	13,772	16,434
Net interest income after provision for credit losses	224,454	215,427	182,641
Noninterest income:
Service charges on deposit accounts	3,856	3,901	2,574
Other commissions and fees	11,489	12,691	5,396
Leased equipment income	8,244	7,791	5,382
Gain on sale of loans and leases	245	183	—
Gain on sale of securities	8,110	—	3,275
FDIC loss sharing expense, net	(2,415)	(4,291)	(4,399)
Other income	5,010	7,783	8,643
Total noninterest income	34,539	28,058	20,871
Noninterest expense:
Compensation	61,065	58,992	47,737
Occupancy	12,632	12,194	10,600
Data processing	5,904	5,585	4,308
Other professional services	3,572	3,811	3,221
Insurance and assessments	4,965	5,450	3,025
Intangible asset amortization	4,746	4,910	1,501
Leased equipment depreciation	5,024	4,235	3,103
Foreclosed assets (income) expense, net	(561)	(3,185)	336
Acquisition, integration and reorganization costs	200	17,600	2,000
Other expense	13,141	12,672	8,529
Total noninterest expense	110,688	122,264	84,360
Earnings before income taxes	148,305	121,221	119,152
Income tax expense	(57,849)	(49,380)	(46,073)
Net earnings	$90,456	$71,841	$73,079

Earnings per share:
Basic	$0.74	$0.60	$0.71
Diluted	$0.74	$0.60	$0.71
Dividends declared per share	$0.50	$0.50	$0.50

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(Unaudited)
	(In thousands)
Net earnings	$90,456	$71,841	$73,079
Other comprehensive income, net of tax:
Unrealized net holding gains on securities
available-for-sale arising during the period	43,093	5,874	7,363
Income tax expense related to net unrealized
holding gains arising during the period	(17,655)	(2,505)	(3,105)
Unrealized net holding gains on securities
available-for-sale, net of tax	25,438	3,369	4,258
Reclassification adjustment for net gains included
in net earnings (1)	(8,110)	—	(3,275)
Income tax expense related to reclassification
adjustment	3,323	—	1,381
Reclassification adjustment for net gains
included in net earnings, net of tax	(4,787)	—	(1,894)
Other comprehensive income, net of tax	20,651	3,369	2,364
Comprehensive income	$111,107	$75,210	$75,443
___________________________________

(1)	Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2016
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands, except share data)
Balance, December 31, 2015	121,413,727	$1,228	$4,405,775	$13,907	$(51,047)	$27,828	$4,397,691
Net earnings	—	—	—	90,456	—	—	90,456
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	20,651	20,651
Restricted stock awarded and earned stock
compensation, net of shares forfeited	362,254	4	5,042	—	—	—	5,046
Restricted stock surrendered	(4,729)	—	—	—	(141)	—	(141)
Tax effect from vesting of restricted stock	—	—	3,795	—	—	—	3,795
Cash dividends paid	—	—	(60,906)	—	—	—	(60,906)
Balance, March 31, 2016	121,771,252	$1,232	$4,353,706	$104,363	$(51,188)	$48,479	$4,456,592

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$90,456	$73,079
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,488	10,648
Provision for credit losses	20,140	16,434
(Gain) loss on sale of foreclosed assets	(504)	106
Provision for losses on foreclosed assets	—	124
Gain on sale of loans and leases	(245)	—
Gain on sale of premises and equipment	(6)	(3)
Gain on sale of securities	(8,110)	(3,275)
Unrealized gain on derivatives and foreign currencies, net	(250)	(2,715)
Earned stock compensation	5,046	3,112
Loss on sale of leasing unit	720	—
Tax effect included in stockholders' equity of restricted stock vesting	(3,795)	—
Decrease in accrued and deferred income taxes, net	24,726	38,722
Decrease in other assets	5,214	19,356
Decrease in accrued interest payable and other liabilities	(23,722)	(29,102)
Net cash provided by operating activities	132,158	126,486

Cash flows from investing activities:
Net increase in loan and leases	(170,465)	(403,438)
Proceeds from sales of loans and leases	26,903	—
Securities available-for-sale:
Proceeds from maturities and paydowns	61,626	27,547
Proceeds from sales	343,031	144,945
Purchases	(52,236)	(196,568)
Net redemptions of Federal Home Loan Bank stock	2,460	11,704
Proceeds from sales of foreclosed assets	4,443	7,945
Purchases of premises and equipment, net	(2,896)	(1,490)
Proceeds from sales of premises and equipment	6	29
Proceeds from sale of leasing unit	138,809	—
Proceeds from BOLI death benefit	1,853	—
Net increase of equipment leased to others under operating leases	(12,300)	—
Net cash provided by (used in) investing activities	341,234	(409,326)

Cash flows from financing activities:
Net (decrease) increase in deposits:
Noninterest-bearing	(31,310)	97,224
Interest-bearing	(193,315)	80,914
Net (decrease) increase in borrowings	(68,483)	234,754
Restricted stock surrendered	(141)	—
Tax effect included in stockholders' equity of restricted vesting stock	3,795	—
Cash dividends paid	(60,906)	(51,424)
Net cash (used in) provided by financing activities	(350,360)	361,468
Net increase in cash and cash equivalents	123,032	78,628
Cash and cash equivalents at beginning of period	396,486	313,226
Cash and cash equivalents at end of period	$519,518	$391,854

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,080	$12,334
Cash paid (received) for income taxes	15,773	(7,695)
Loans transferred to foreclosed assets	129	394

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Organization
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our wholly-owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.” When we say “we,” “our,” or the “Company,” we mean PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the holding company, we are referring to PacWest Bancorp, the parent company, on a stand‑alone basis. As of March 31, 2016, the Company had total assets of $21.0 billion, gross loans and leases of $14.5 billion, total deposits of $15.4 billion and total stockholders' equity of $4.5 billion.
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 79 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans and leases, and comprehensive deposit and treasury management services to small and middle market businesses. Pacific Western offers products and services through its CapitalSource and Square 1 Bank divisions. CapitalSource focuses on providing cash flow, asset-based, equipment and real estate loans and treasury management services to established middle-market businesses on a national basis. Square 1 Bank focuses on providing a comprehensive suite of financial products tailored to service entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of Pacific Western Bank that specializes in middle-market lending on a nationwide basis.
We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including foreign exchange services. Our major operating expenses are compensation, occupancy, general operating expenses, and the interest paid by the Bank on deposits and borrowings.
We have completed 28 acquisitions from May 1, 2000 through March 31, 2016, including the acquisition of Square 1 Financial, Inc. ("Square 1") on October 6, 2015. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 2. Acquisitions, for more information about the Square 1 acquisition.
On March 31, 2016, we sold our Pacific Western Equipment Finance ("PWEF") leasing unit in Midvale, Utah, including approximately $139 million of outstanding lease balances.
Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission ("Form 10-K").
Basis of Presentation
Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all significant intercompany accounts and transactions have been eliminated and adjustments, consisting solely of normal recurring accruals and considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.

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
As described in Note 2, Acquisitions, the acquired assets and liabilities of Square 1 were measured at their estimated fair values. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period's presentation format. The operating segments previously reported have been aggregated to one segment to conform to the current period's presentation format.
Note 2.  Acquisitions
Square 1 Financial, Inc. Acquisition
We acquired Square 1 Financial, Inc. ("Square 1") on October 6, 2015. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into Pacific Western. At closing, we formed the Square 1 Bank Division of the Bank which focuses on providing a comprehensive suite of financial services to entrepreneurial businesses and their venture capital and private equity investors nationwide.
We completed this acquisition to increase our core deposits, expand our nationwide lending platform, and increase our presence in the technology and life-sciences credit markets. The Square 1 acquisition has been accounted for under the acquisition method of accounting. We acquired $4.6 billion of assets and assumed $3.8 billion of liabilities upon closing of the acquisition. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The fair value of the acquired net tax assets, once the final tax returns have been filed, may change. The application of the acquisition method of accounting resulted in goodwill of $447.9 million. All of the recognized goodwill is expected to be non-deductible for tax purposes.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Acquisition-Related Charges
The costs shown for the three months ended March 31, 2016 and December 31, 2015 relate to the Square 1 acquisition and ongoing systems integration. The following table presents the components of acquisition, integration and reorganization costs for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(In thousands)
Acquisition, Integration and Reorganization Costs:
Severance and employee-related	$—	$10,500	$—
System conversion and integration	200	3,802	—
Asset write-downs, lease terminations and
other facilities-related	—	125	—
Investment banking deal costs	—	—	1,050
Other (legal, accounting, insurance, consulting)	—	3,173	950
Total acquisition, integration and
reorganization costs	$200	$17,600	$2,000
Note 3.  Goodwill and Other Intangible Assets
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
CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI as of March 31, 2016 is 6.0 years. The aggregate CDI and CRI amortization expense is expected to be $16.1 million for 2016. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $11.5 million for 2017, $8.8 million for 2018, $6.7 million for 2019, $4.7 million for 2020, and $3.0 million for 2021.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2015	$2,176,291
Reduction due to sale of PWEF leasing unit	(500)
Balance, March 31, 2016	$2,175,791
Through the sale of the PWEF leasing unit, $500,000 of goodwill was allocated to this business group; such goodwill reduction is included in the loss on sale of the PWEF leasing unit and included in "Other income" in the condensed consolidated statement of earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$95,524	$53,090	$53,090
Additions	—	45,426	—
Fully amortized portion	—	(2,992)	—
Reduction due to sale of PWEF leasing unit	(1,700)	—	—
Balance, end of period	93,824	95,524	53,090
Accumulated Amortization:
Balance, beginning of period	(42,304)	(40,386)	(35,886)
Amortization	(4,746)	(4,910)	(1,501)
Fully amortized portion	—	2,992	—
Reduction due to sale of PWEF leasing unit	1,363	—	—
Balance, end of period	(45,687)	(42,304)	(37,387)
Net CDI and CRI, end of period	$48,137	$53,220	$15,703

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Investment Securities
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and carrying values of securities available-for-sale as of the dates indicated:

	March 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and
government-sponsored enterprise
pass-through securities	$642,233	$12,865	$(1,233)	$653,865	$759,881	$12,075	$(4,159)	$767,797
Government agency and
government-sponsored enterprise
collateralized mortgage obligations	431,456	12,515	(239)	443,732	486,065	3,584	(3,410)	486,239
Covered private label collateralized
mortgage obligations	23,026	5,064	(227)	27,863	24,113	5,794	(125)	29,782
Other private label collateralized
mortgage obligations	108,019	246	(883)	107,382	115,952	43	(981)	115,014
Municipal securities	1,457,795	59,886	(89)	1,517,592	1,508,968	39,435	(1,072)	1,547,331
US Treasury securities	—	—	—	—	70,196	—	(816)	69,380
Corporate debt securities	47,269	303	(2,089)	45,483	49,047	327	(950)	48,424
Collateralized loan obligations	142,637	42	(3,107)	139,572	133,192	128	(1,131)	132,189
SBA securities	201,934	947	(207)	202,674	211,946	41	(830)	211,157
Government-sponsored enterprise debt
securities	—	—	—	—	36,302	611	—	36,913
Asset-backed and other securities	104,182	135	(1,894)	102,423	116,723	119	(1,631)	115,211
Total	$3,158,551	$92,003	$(9,968)	$3,240,586	$3,512,385	$62,157	$(15,105)	$3,559,437
As of March 31, 2016, securities available‑for‑sale with a carrying value of $414.6 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the three months ended March 31, 2016 and 2015, we purchased $52.2 million and $196.6 million in securities available-for-sale.
During the three months ended March 31, 2016, we sold $334.9 million of various securities, primarily government agency and government-sponsored enterprise ("GSE") pass-through securities and collateralized mortgage obligations, U.S. Treasury securities and GSE debt securities, for a gross realized gain of $8.9 million and a gross realized loss of $0.8 million. During the three months ended March 31, 2015, we sold $141.7 million of various securities, primarily corporate debt securities and GSE pass-through securities, for a gross realized gain of $3.7 million and a gross realized loss of $0.4 million.

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

	March 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type:	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass-through
securities	$196,388	$(1,135)	$9,422	$(98)	$205,810	$(1,233)
Government agency and government-
sponsored enterprise collateralized
mortgage obligations	33,702	(239)	—	—	33,702	(239)
Covered private label collateralized
mortgage obligations	1,239	(98)	849	(129)	2,088	(227)
Other private label collateralized
mortgage obligations	59,407	(838)	1,029	(45)	60,436	(883)
Municipal securities	18,108	(55)	5,496	(34)	23,604	(89)
Corporate debt securities	28,180	(2,089)	—	—	28,180	(2,089)
Collateralized loan obligations	106,773	(2,121)	23,355	(986)	130,128	(3,107)
SBA securities	87,150	(207)	—	—	87,150	(207)
Asset-backed and other securities	64,013	(1,285)	15,923	(609)	79,936	(1,894)
Total	$594,960	$(8,067)	$56,074	$(1,901)	$651,034	$(9,968)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type:	Value	Losses	Value	Losses	Value	Losses
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
We reviewed the securities that were in a loss position at March 31, 2016, and concluded their unrealized losses were not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Such unrealized losses were a result of the level of market interest rates and pricing changes caused by shifting supply and demand dynamics relative to the types of securities. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we occasionally sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2016
	Amortized	Fair
Maturity:	Cost	Value
	(In thousands)
Due in one year or less	$12,821	$12,628
Due after one year through five years	216,420	219,110
Due after five years through ten years	603,523	619,214
Due after ten years	2,325,787	2,389,634
Total securities available-for-sale	$3,158,551	$3,240,586
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(In thousands)
Taxable interest	$11,396	$12,730	$7,473
Non-taxable interest	10,726	10,459	3,894
Dividend income	425	459	828
Total interest income on investment securities	$22,547	$23,648	$12,195
Note 5.  Loans and Leases
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
The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	March 31, 2016			December 31, 2015
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,649,282	$160,122	$5,809,404	$5,706,903	$168,725	$5,875,628
Real estate construction and land	584,968	2,689	587,657	534,307	2,656	536,963
Commercial	8,021,092	13,513	8,034,605	7,977,067	17,415	7,994,482
Consumer	110,573	283	110,856	120,793	299	121,092
Total gross loans and leases	14,365,915	176,607	14,542,522	14,339,070	189,095	14,528,165
Deferred fees and costs	(58,954)	(51)	(59,005)	(49,861)	(50)	(49,911)
Total loans and leases, net of deferred fees	14,306,961	176,556	14,483,517	14,289,209	189,045	14,478,254
Allowance for loan and lease losses	(120,807)	(9,554)	(130,361)	(105,534)	(9,577)	(115,111)
Total net loans and leases	$14,186,154	$167,002	$14,353,156	$14,183,675	$179,468	$14,363,143

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non‑Purchased Credit Impaired (Non‑PCI) Loans and Leases
The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2016
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$16,655	$10,638	$27,293	$4,525,668	$4,552,961
Residential	2,187	559	2,746	1,074,590	1,077,336
Total real estate mortgage	18,842	11,197	30,039	5,600,258	5,630,297
Real estate construction and land:
Commercial	—	—	—	305,529	305,529
Residential	—	—	—	269,944	269,944
Total real estate construction and land	—	—	—	575,473	575,473
Commercial:
Cash flow	766	2,013	2,779	3,163,035	3,165,814
Asset-based	4	—	4	2,588,912	2,588,916
Venture capital	9,554	—	9,554	1,493,057	1,502,611
Equipment finance	2,244	2,140	4,384	728,844	733,228
Total commercial	12,568	4,153	16,721	7,973,848	7,990,569
Consumer	30	708	738	109,884	110,622
Total Non-PCI loans and leases	$31,440	$16,058	$47,498	$14,259,463	$14,306,961

	December 31, 2015
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,947	$13,075	$17,022	$4,534,936	$4,551,958
Residential	3,391	905	4,296	1,131,809	1,136,105
Total real estate mortgage	7,338	13,980	21,318	5,666,745	5,688,063
Real estate construction and land:
Commercial	—	—	—	343,360	343,360
Residential	—	—	—	184,360	184,360
Total real estate construction and land	—	—	—	527,720	527,720
Commercial:
Cash flow	2,048	1,427	3,475	3,058,793	3,062,268
Asset-based	1	—	1	2,547,532	2,547,533
Venture capital	250	700	950	1,451,477	1,452,427
Equipment finance	359	94	453	889,896	890,349
Total commercial	2,658	2,221	4,879	7,947,698	7,952,577
Consumer	626	1,307	1,933	118,916	120,849
Total Non-PCI loans and leases	$10,622	$17,508	$28,130	$14,261,079	$14,289,209

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

It is the Company's policy to discontinue accruing interest when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business or when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection. Interest income on nonaccrual loans is recognized only to the extent cash is received and the principal balance of the loan is deemed collectable.
The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2016			December 31, 2015
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$30,357	$4,522,604	$4,552,961	$52,363	$4,499,595	$4,551,958
Residential	5,807	1,071,529	1,077,336	4,914	1,131,191	1,136,105
Total real estate mortgage	36,164	5,594,133	5,630,297	57,277	5,630,786	5,688,063
Real estate construction and land:
Commercial	—	305,529	305,529	—	343,360	343,360
Residential	370	269,574	269,944	372	183,988	184,360
Total real estate construction and land	370	575,103	575,473	372	527,348	527,720
Commercial:
Cash flow	39,665	3,126,149	3,165,814	15,800	3,046,468	3,062,268
Asset-based	2,046	2,586,870	2,588,916	2,505	2,545,028	2,547,533
Venture capital	—	1,502,611	1,502,611	124	1,452,303	1,452,427
Equipment finance	51,247	681,981	733,228	51,410	838,939	890,349
Total commercial	92,958	7,897,611	7,990,569	69,839	7,882,738	7,952,577
Consumer	926	109,696	110,622	1,531	119,318	120,849
Total Non-PCI loans and leases	$130,418	$14,176,543	$14,306,961	$129,019	$14,160,190	$14,289,209
At March 31, 2016, nonaccrual loans and leases totaled $130.4 million and included $13.5 million of loans and leases 90 or more days past due, $13.7 million of loans and leases 30 to 89 days past due, and $103.2 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $129.0 million at December 31, 2015, including $16.8 million of the loans and leases 90 or more days past due, $3.6 million of loans and leases 30 to 89 days past due, and $108.6 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.

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

	March 31, 2016			December 31, 2015
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Commercial	$65,532	$4,487,429	$4,552,961	$98,436	$4,453,522	$4,551,958
Residential	18,361	1,058,975	1,077,336	12,627	1,123,478	1,136,105
Total real estate mortgage	83,893	5,546,404	5,630,297	111,063	5,577,000	5,688,063
Real estate construction and land:
Commercial	558	304,971	305,529	571	342,789	343,360
Residential	1,382	268,562	269,944	1,395	182,965	184,360
Total real estate construction and land	1,940	573,533	575,473	1,966	525,754	527,720
Commercial:
Cash flow	209,108	2,956,706	3,165,814	183,726	2,878,542	3,062,268
Asset-based	22,236	2,566,680	2,588,916	19,340	2,528,193	2,547,533
Venture capital	14,889	1,487,722	1,502,611	19,105	1,433,322	1,452,427
Equipment finance	51,247	681,981	733,228	54,054	836,295	890,349
Total commercial	297,480	7,693,089	7,990,569	276,225	7,676,352	7,952,577
Consumer	1,385	109,237	110,622	2,500	118,349	120,849
Total Non-PCI loans and leases	$384,698	$13,922,263	$14,306,961	$391,754	$13,897,455	$14,289,209
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
Non‑PCI nonaccrual loans and leases and performing troubled debt restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	March 31, 2016			December 31, 2015
		Performing	Total		Performing	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans/Leases	Loans	Loans/Leases	Loans/Leases	Loans	Loans/Leases
	(In thousands)
Real estate mortgage	$36,164	$55,124	$91,288	$57,277	$27,133	$84,410
Real estate construction and land	370	7,575	7,945	372	7,631	8,003
Commercial	92,958	3,901	96,859	69,839	5,221	75,060
Consumer	926	229	1,155	1,531	197	1,728
Total	$130,418	$66,829	$197,247	$129,019	$40,182	$169,201

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class as of and for the dates indicated:

	March 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$25,440	$26,632	$1,206	$17,967	$19,219	$777
Residential	4,198	4,352	748	2,278	2,435	681
Real estate construction and land:
Residential	743	743	21	747	747	26
Commercial:
Cash flow	37,894	44,786	9,965	14,072	20,312	7,079
Asset-based	3,696	4,250	1,973	3,901	4,423	2,511
Equipment finance	51,247	58,862	15,964	11,193	11,894	8,032
Consumer	359	365	163	365	372	157
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$55,460	$65,094		$58,678	$68,333
Residential	6,190	12,347		5,487	11,406
Real estate construction and land:
Commercial	7,202	7,197		7,256	7,256
Commercial:
Cash flow	2,841	5,188		2,825	5,121
Asset-based	1,181	1,176		2,729	2,726
Venture capital	—	—		124	125
Equipment finance	—	—		40,216	44,194
Consumer	796	1,904		1,363	1,945
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$91,288	$108,425	$1,954	$84,410	$101,393	$1,458
Real estate construction and land	7,945	7,940	21	8,003	8,003	26
Commercial	96,859	114,262	27,902	75,060	88,795	17,622
Consumer	1,155	2,269	163	1,728	2,317	157
Total	$197,247	$232,896	$30,040	$169,201	$200,508	$19,263

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2016		2015
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$19,471	$243	$11,917	$148
Residential	4,198	24	2,796	7
Real estate construction and land:
Commercial	—	—	403	5
Residential	743	4	759	4
Commercial:
Cash flow	20,823	12	16,028	11
Asset-based	3,696	27	4,693	33
Equipment finance	49,322	—	4,581	—
Consumer	341	3	383	4
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$54,132	$217	$36,704	$74
Residential	5,405	14	5,187	6
Real estate construction and land:
Commercial	7,202	62	7,457	271
Residential	—	—	20	—
Commercial:
Cash flow	2,683	1	3,845	46
Asset-based	1,181	15	7,435	48
Equipment finance	—	—	7,537	—
Consumer	797	—	3,345	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$83,206	$498	$56,604	$235
Real estate construction and land	7,945	66	8,639	280
Commercial	77,705	55	44,119	138
Consumer	1,138	3	3,728	4
Total	$169,994	$622	$113,090	$657
_________________________

(1)	For Non-PCI loans and leases reported as impaired at March 31, 2016 and 2015, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions, and debt forgiveness or a combination thereof. The following tables present new troubled debt restructurings of Non-PCI loans for the periods indicated:

	Three Months Ended March 31,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings:	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	4	$3,140	$3,140	9	$5,161	$5,113
Residential	1	165	165	5	913	773
Real estate construction and land:
Commercial	—	—	—	1	2,610	2,610
Commercial:
Cash flow	4	257	257	4	761	582
Asset-based	2	629	629	6	1,399	1,399
Equipment finance	2	2,660	2,660	4	4,133	4,133
Consumer	1	60	60	1	91	91
Total	14	$6,911	$6,911	30	$15,068	$14,701
The following tables present troubled debt restructurings that subsequently defaulted for the periods indicated:

	Three Months Ended March 31,
	2016			2015
Troubled Debt Restructurings	Number	Recorded		Number	Recorded
That Subsequently Defaulted:	of Loans	Investment(1)		of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage:
Commercial	1	$230		1	$1,511
Residential	—	—		1	8
Commercial - Asset-based	—	—		1	385
Total	1	$230	(2)	3	$1,904	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at March 31, 2016, and there were no charge-offs.

(3)	Represents the balance at March 31, 2015, and is net of charge-offs of $772,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases by portfolio segment and PCI loans for the periods indicated:

	Three Months Ended March 31, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$36,654	$7,137	$61,082	$661	$105,534	$9,577	$115,111
Charge-offs	(737)	—	(4,045)	(591)	(5,373)	(163)	(5,536)
Recoveries	999	152	314	16	1,481	—	1,481
Provision (negative provision)	(7,817)	(413)	26,606	789	19,165	140	19,305
Balance, end of period	$29,099	$6,876	$83,957	$875	$120,807	$9,554	$130,361

Amount of the allowance
applicable to loans and leases:
Individually evaluated for impairment	$1,954	$21	$27,902	$163	$30,040
Collectively evaluated for impairment	$27,145	$6,855	$56,055	$712	$90,767
Acquired loans with deteriorated credit quality						$9,554

The ending balance of the
loan and lease portfolio is
composed of loans and leases:
Individually evaluated for impairment	$90,830	$7,945	$96,614	$1,102	$196,491
Collectively evaluated for impairment	$5,539,467	$567,528	$7,893,955	$109,520	$14,110,470
Acquired loans with deteriorated credit quality						$176,556
Ending balance of
loans and leases	$5,630,297	$575,473	$7,990,569	$110,622	$14,306,961	$176,556	$14,483,517

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2015
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$25,097	$4,248	$39,858	$1,253	$70,456	$13,999	$84,455
Charge-offs	(1,453)	—	(8,395)	(63)	(9,911)	(579)	(10,490)
Recoveries	1,295	632	410	194	2,531	11	2,542
Provision (negative provision)	5,972	(2,707)	13,921	(582)	16,604	(733)	15,871
Balance, end of period	$30,911	$2,173	$45,794	$802	$79,680	$12,698	$92,378

Amount of the allowance
applicable to loans and leases:
Individually evaluated for impairment	$1,500	$55	$10,493	$178	$12,226
Collectively evaluated for impairment	$29,411	$2,118	$35,301	$624	$67,454
Acquired loans with deteriorated credit quality						$12,698

The ending balance of the
loan and lease portfolio is
composed of loans and leases:
Individually evaluated for impairment	$59,733	$8,639	$103,208	$3,729	$175,309
Collectively evaluated for impairment	$5,528,697	$320,070	$5,903,859	$89,946	$11,842,572
Acquired loans with deteriorated credit quality						$254,285
Ending balance of
loans and leases	$5,588,430	$328,709	$6,007,067	$93,675	$12,017,881	$254,285	$12,272,166
Note 6.  Foreclosed Assets
The following table summarizes foreclosed assets as of the dates indicated:

	March 31,	December 31,
Property Type:	2016	2015
	(In thousands)
Commercial real estate	$—	$487
Construction and land development	13,800	13,801
Single family residence	897	952
Total other real estate owned, net	14,697	15,240
Other foreclosed assets	3,613	6,880
Total foreclosed assets, net	$18,310	$22,120

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2015	$22,120
Foreclosures	129
Provision for losses	—
Reductions related to sales	(3,939)
Balance, March 31, 2016	$18,310
Note 7. Borrowings and Subordinated Debentures
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$1,401	6.20%	$3,914	5.49%
FHLB overnight advances	550,000	0.48%	618,000	0.27%
Total borrowings	$551,401		$621,914
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of March 31, 2016, this debt had a weighted average remaining maturity of 2.3 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRBSF”), and other financial institutions.
FHLB Secured Lines of Credit. The borrowing arrangement with the FHLB is based on an FHLB program collateralized by a blanket lien on certain qualifying loans that are not pledged to the FRBSF. As of March 31, 2016, the borrowing capacity under the FHLB secured borrowing lines was $2.3 billion. As of March 31, 2016 and December 31, 2015, the balances outstanding were $550.0 million and $618.0 million.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2016, the Bank had secured borrowing capacity of $2.1 billion collateralized by liens covering $3.0 billion of certain qualifying loans. As of March 31, 2016 and December 31, 2015, there were no balances outstanding.
Federal Funds Arrangements with Commercial Banks. As of March 31, 2016, the Bank had uncommitted unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2016 and December 31, 2015, there were no balances outstanding. In March 2016, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight basis with a group of pre-approved commercial banks. The availability of funds changes daily. There were no balances outstanding as of March 31, 2016.
FHLB Unsecured Line of Credit. During the second quarter of 2015, the Bank obtained a $99.0 million unsecured line of credit with the FHLB for the purchase of overnight funds. As of March 31, 2016 and December 31, 2015, there were no balances outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	March 31, 2016		December 31, 2015		Date	Maturity	Rate Index
Series:	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.74%	$10,310	3.63%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	3.68%	10,310	3.39%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	3.59%	5,155	3.35%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	3.37%	61,856	3.07%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	2.32%	20,619	2.20%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	2.23%	16,495	2.11%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	2.18%	10,310	2.06%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	2.58%	82,475	2.46%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	2.57%	128,866	2.27%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	2.57%	51,545	2.27%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	2.57%	51,550	2.27%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	29,335	1.88%	28,007	1.98%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.57%	16,470	2.27%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	2.57%	6,650	2.27%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	2.57%	39,177	2.27%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	541,123		539,795
Unamortized discount (2)	(102,400)		(103,795)
Net subordinated debentures	$438,723		$436,000
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on subordinated debentures assumed in acquisitions.
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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	March 31,	December 31,
	2016	2015
	(In thousands)
Loan commitments to extend credit	$3,812,544	$3,580,655
Standby letters of credit	217,610	210,292
Commitments to purchase equipment being acquired for lease to others	—	6,663
	$4,030,154	$3,797,610
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
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of March 31, 2016 and December 31, 2015, we had commitments to contribute capital to these entities totaling $21.5 million and $19.2 million. We also had commitments to contribute up to an additional $2.9 million and $2.8 million to 19 and 11 private equity funds at March 31, 2016 and December 31, 2015.
Legal Matters
In the ordinary course of our business, the Company is party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon currently available information, any resulting liability, in addition to amounts already accrued, and taking into consideration insurance which may be applicable, would not have a material adverse effect on the Company’s financial statements or operations.
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

•
Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes municipal securities, government agency and government‑sponsored enterprise securities, collateralized loan obligations, registered publicly rated private label collateralized mortgage obligations ("CMOs") and asset-backed securitizations.

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
The following tables present information on the assets measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	March 31, 2016
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Government agency and government‑sponsored enterprise
pass-through securities	$653,865	$—	$653,865	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	443,732	—	443,732	—
Covered private label CMOs	27,863	—	—	27,863
Other private label CMOs	107,382	—	60,030	47,352
Municipal securities	1,517,592	—	1,517,592	—
Corporate debt securities	45,483	—	45,483	—
Collateralized loan obligations	139,572	—	139,572	—
SBA securities	202,674	—	202,674	—
Asset-backed and other securities	102,423	2,551	83,156	16,716
Total securities available-for-sale	3,240,586	2,551	3,146,104	91,931
Derivative assets	6,654	—	6,654	—
Equity warrants	5,033	—	—	5,033
Total recurring assets	$3,252,273	$2,551	$3,152,758	$96,964
Derivative liabilities	$2,079	$—	$2,079	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2015
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Government agency and government‑sponsored enterprise
pass-through securities	$767,797	$—	$767,797	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	486,239	—	486,239	—
Covered private label CMOs	29,782	—	—	29,782
Other private label CMOs	115,014	—	63,555	51,459
Municipal securities	1,547,331	—	1,547,331	—
US Treasury securities	69,380	69,380	—	—
Corporate debt securities	48,424	—	48,424	—
Collateralized loan obligations	132,189	—	132,189	—
SBA securities	211,157	—	211,157	—
Government‑sponsored enterprise debt securities	36,913	—	36,913	—
Asset-backed and other securities	115,211	2,562	94,449	18,200
Total securities available-for-sale	3,559,437	71,942	3,388,054	99,441
Derivative assets	11,919	—	11,919	—
Equity warrants	4,914	—	—	4,914
Total recurring assets	$3,576,270	$71,942	$3,399,973	$104,355
Derivative liabilities	$1,397	$—	$1,397	$—
There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the three months ended March 31, 2016.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of March 31, 2016:

	Private Label CMOs		Asset-Backed Securities
		Weighted		Weighted
	Range	Average	Range	Average
Unobservable Inputs:	of Inputs	Input	of Inputs	Input
Voluntary annual prepayment speeds	1.5% - 22.4%	10.5%	5% - 40%	14.2%
Annual default rates	0.3% - 13.7%	2.4%	1% - 8%	3.7%
Loss severity rates	0% - 96.9%	32.6%	10% - 91%	51.8%
Discount rates	0.8% - 57.3%	3.8%	1.8% - 5.2%	3.4%
The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of March 31, 2016:

Equity Warrants
Weighted Average
Unobservable Inputs:	Range of Inputs
Volatility	18.7% - 161.5%
Risk-free interest rate	0.7% - 1.0%
Remaining life assumption (in years)	2.0 - 3.7

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes activity for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed
	Label CMOs	Securities
	(In thousands)
Balance, December 31, 2015	$81,241	$18,200
Total included in earnings	353	15
Total included in other comprehensive income	(1,251)	(12)
Net settlements	(5,128)	(1,487)
Balance, March 31, 2016	$75,215	$16,716
The following table summarizes activity for our Level 3 equity warrants measured at fair value on a recurring basis for the period indicated:

Equity
Warrants
(In thousands)
Balance, December 31, 2015	$4,914
Total included in earnings	(274)
Sales	(42)
Issuances	435
Balance, March 31, 2016	$5,033
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	March 31, 2016
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$95,310	$—	$2,121	$93,189

	Fair Value Measurement as of
	December 31, 2015
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$40,817	$—	$9,367	$31,450
Other real estate owned	14,101	—	14,101	—
Investments carried at cost	107	—	—	107
Total non-recurring	$55,025	$—	$23,468	$31,557
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended
	March 31,
Losses on Assets Measured on a Non‑Recurring Basis:	2016	2015
	(In thousands)
Impaired Non‑PCI loans	$(12,909)	$(9,192)
Other real estate owned	—	(124)
Total loss	$(12,909)	$(9,316)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2016:

		Valuation	Unobservable		Weighted
Asset:	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired Non-PCI loans	$52,516	Discounted cash flows	Discount rates	0% - 9.04%	6.33%
Impaired Non-PCI loans	38,910	Third party appraisals	Discounts	10.00% - 28.44%	25.25%
Impaired Non-PCI loans	1,763	Third party appraisals	No discounts
Total non-recurring Level 3	$93,189
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2016
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$161,977	$161,977	$161,977	$—	$—
Interest‑earning deposits in financial institutions	357,541	357,541	357,541	—	—
Securities available‑for‑sale	3,240,586	3,240,586	2,551	3,146,104	91,931
Investment in FHLB stock	17,250	17,250	—	17,250	—
Investments carried at cost	1,990	4,950	—	—	4,950
Loans and leases, net	14,353,156	14,337,455	—	2,121	14,335,334
Derivative assets	6,654	6,654	—	6,654	—
Equity warrants	5,033	5,033	—	—	5,033

Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	11,956,102	11,956,102	—	11,956,102	—
Time deposits	3,485,273	3,484,782	—	3,484,782	—
Borrowings	551,401	551,401	550,000	1,401	—
Subordinated debentures	438,723	421,669	—	421,669	—
Derivative liabilities	2,079	2,079	—	2,079	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2015
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$161,020	$161,020	$161,020	$—	$—
Interest‑earning deposits in financial institutions	235,466	235,466	235,466	—	—
Securities available‑for‑sale	3,559,437	3,559,437	71,942	3,388,054	99,441
Investment in FHLB stock	19,710	19,710	—	19,710	—
Investments carried at cost	2,267	6,789	—	—	6,789
Loans and leases, net	14,363,143	14,393,558	—	9,367	14,384,191
Derivative assets	11,919	11,919	—	11,919	—
Equity warrants	4,914	4,914	—	—	4,914

Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	11,513,826	11,513,826	—	11,513,826	—
Time deposits	4,152,356	4,152,920	—	4,152,920	—
Borrowings	621,914	622,438	618,000	4,438	—
Subordinated debentures	436,000	419,762	—	419,762	—
Derivative liabilities	1,397	1,397	—	1,397	—
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825), see Note 1 - Nature of Operations and Summary of Significant Accounting Policies and Note 13 - Fair Value Measurements to the Consolidated Financial Statements of the Company's 2015 Annual Report on Form 10-K.
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2016, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Earnings Per Share
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$90,456	$71,841	$73,079
Less: Earnings allocated to unvested restricted stock (1)	(1,067)	(690)	(819)
Net earnings allocated to common shares	$89,389	$71,151	$72,260

Weighted-average basic shares and unvested restricted
stock outstanding	121,598	120,385	103,035
Less: Weighted-average unvested restricted stock outstanding	(1,392)	(1,133)	(1,122)
Weighted-average basic shares outstanding	120,206	119,252	101,913

Basic earnings per share	$0.74	$0.60	$0.71

Diluted Earnings Per Share:
Net earnings allocated to common shares	$89,389	$71,151	$72,260

Weighted-average basic shares outstanding	120,206	119,252	101,913

Diluted earnings per share	$0.74	$0.60	$0.71
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
Note 11. Stock-Based Compensation
The Company’s 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of March 31, 2016, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. As of March 31, 2016, there were 12,616,206 shares available for grant under the 2003 Plan.
Restricted stock amortization totaled $5.0 million, $3.8 million, and $3.1 million for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested time-based restricted stock awards ("TRSAs") and performance-based restricted stock units ("PRSUs") as of March 31, 2016 totaled $51.8 million.
Time-Based Restricted Stock Awards
At March 31, 2016, there were 1,562,557 shares of unvested TRSAs outstanding. The TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon the death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Performance-Based Restricted Stock Units
At March 31, 2016, there were 153,715 shares of unvested PRSUs outstanding. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended.
Note 12.  Recently Issued Accounting Standards
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which, among other things, requires lessees to recognize most leases on-balance sheet, which will result in an increase in their reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 is effective for interim and annual periods in fiscal years beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. ASU 2016-07 does not require additional disclosures at transition. The Company does not expect the effect of ASU 2016-06 to have a material impact on its financial statements and related disclosures.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. If an entity early adopts the amendments after the first interim period, the adoption date is as of the beginning of the year for the issues adopted by the cumulative-effect and prospective methods and any adjustments to previously reported interim periods of that fiscal year should be included in the year-to-date results. If those previously reported interim results appear in any future filings, they are reported on the revised basis. The Company does not expect the effect of ASU 2016-09 to have a material impact on its financial statements and related disclosures in the period of adoption. In subsequent periods, we expect the requirements of ASU 2016-09 to result in fluctuations in our effective tax rate from period to period based upon the timing of share-based award vestings.
Note 13. Subsequent Events
Common Stock Dividends
On May 2, 2016, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on May 31, 2016 to stockholders of record at the close of business on May 16, 2016.
We have evaluated events that have occurred subsequent to March 31, 2016 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our acquisition of Square 1, intentions to expand the Bank’s lending business; net interest income, net interest margin, allowance for loan and lease losses, deposit growth, loan and lease portfolio growth and production, liquidity, profitability, goodwill, interest rate risk management, realization of deferred tax assets, and effective tax rates. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•
the Company’s ability to complete future acquisitions and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames;

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

•
a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a noncash charge to net income;

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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of deposit products and services through 76 full-service branches located primarily in southern and central California, three branches in northern California, and one branch in Durham, North Carolina. The Bank provides commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. Pacific Western offers additional products and services through its CapitalSource and Square 1 Bank divisions. CapitalSource provides cash flow, asset-based, equipment and real estate loans and treasury management services to established middle-market businesses on a national basis. Square 1 Bank offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser, provides investment advisory and asset management services to select clients.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2016, accounted for 87.6% of our net revenues (net interest income plus noninterest income).
At March 31, 2016, we had total assets of $21.0 billion, including loans and leases, net of deferred fees, of $14.5 billion compared to $21.3 billion of total assets and $14.5 billion of loans and leases, net of deferred fees, at December 31, 2015. Total assets decreased $257.5 million during the three months ended March 31, 2016 due primarily to a decrease of $318.9 million in securities available-for-sale resulting from sales of $335 million due to ongoing portfolio management activities.
At March 31, 2016, we had total liabilities of $16.6 billion, including total deposits of $15.4 billion and borrowings of $551.4 million compared to $16.9 billion of total liabilities, including $15.7 billion of total deposits and $621.9 million of borrowings at December 31, 2015. Total liabilities decreased $316.4 million during the three months ended March 31, 2016 due mainly to the $224.8 million decrease in deposits and the $70.5 million decrease in borrowings. At March 31, 2016, core deposits totaled $11.0 billion or 71% of total deposits and time deposits totaled $3.5 billion or 23% of total deposits.
On March 31, 2016, we sold our Pacific Western Equipment Finance leasing unit in Midvale, Utah, including approximately $139 million of outstanding lease balances.
Square 1 Financial, Inc. Acquisition
PacWest acquired Square 1 Financial, Inc. (“Square 1”) on October 6, 2015. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into Pacific Western. At closing, we formed the Square 1 Bank Division of the Bank which focuses on providing a comprehensive suite of financial services to entrepreneurial businesses and their venture capital and private equity investors nationwide. We completed this acquisition to increase our core deposits, expand our lending products across the nation, and increase our presence in the technology and life-sciences credit markets. We recorded the assets and liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date and increased total assets by approximately $4.6 billion. The application of the acquisition method of accounting resulted in goodwill of $447.9 million. For further information, see Note 2. Acquisitions, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”

Key Performance Indicators
Among other factors, our operating results depend generally on the following key performance indicators:
The Level of Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income (annualized) expressed as a percentage of average interest‑earning assets. Tax equivalent ("TE") net interest income is net interest income increased by an adjustment for tax-exempt income on certain municipal securities for which we have utilized a 35% federal statutory tax rate. Tax equivalent net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets. A sustained low interest rate environment combined with low loan growth and high levels of marketplace liquidity may reduce both our net interest income and net interest margin going forward.
Our primary interest‑earning assets are loans and investment securities, and our primary interest‑bearing liabilities are deposits. Contributing to our high net interest margin is our high yield on loans and leases and competitive cost of deposits. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we seek to minimize the impact of these variances by attracting a high percentage of noninterest‑bearing deposits. As a result of the CapitalSource Inc. merger, $5.3 billion of time deposits were assumed. Our goal is to continue replacing these higher-costing time deposits with core deposits. The acquisition of Square 1 accelerated this shift in deposit mix as nearly all of the $3.8 billion of acquired deposits were core deposits. The Square 1 acquisition increased our on-balance sheet liquidity and enables us to maintain adequate liquidity as we manage down the level of higher-cost time deposits.
Loan and Lease Growth
We actively seek new lending opportunities under an array of commercial real estate loans and commercial and industrial ("C&I") lending products. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties. Our C&I loan products include equipment-secured loans and leases, asset-secured loans, loans to finance companies, and cash flow loans (which are loans secured by borrower future cash flows and borrower enterprise value) and venture capital-backed loans to entrepreneurial companies to support early-stage operations. Our loan origination process emphasizes credit quality. We foster lender relationships with borrowers that have proven loan repayment performance. Our commitment sizes vary by loan product and can range up to $100 million for certain asset-based lending arrangements and multi-property real estate loans. We price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and successful borrowers that opt to prepay loans.
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
The Level of Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as loan and lease production and the number and complexity of foreclosed assets. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), and acquisition, integration and reorganization costs) by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain (loss) on sale of securities and gains on asset sales).
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended
		March 31,	December 31,	March 31,
Efficiency Ratio:		2016	2015	2015
		(Dollars in thousands)
Noninterest expense		$110,688	$122,264	$84,360
Less:	Intangible asset amortization	4,746	4,910	1,501
	Foreclosed assets expense (income), net	(561)	(3,185)	336
	Acquisition, integration, and reorganization costs	200	17,600	2,000
Noninterest expense used for efficiency ratio		$106,303	$102,939	$80,523

Net interest income (tax equivalent)		$249,610	$233,959	$200,860
Noninterest income		34,539	28,058	20,871
Net revenues		284,149	262,017	221,731
Less:	Gain on sale of securities	8,110	—	3,275
Net revenues used for efficiency ratio		$276,039	$262,017	$218,456

Efficiency ratio		38.5%	39.3%	36.9%

Critical Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses, the fair value estimates of assets acquired and liabilities assumed in acquisitions, the carrying values of intangible assets, and the realization of deferred income tax assets. For further information, refer to our Annual Report on Form 10‑K for the year ended December 31, 2015.
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

•
Adjusted allowance for credit losses to loans and leases: As the allowance for credit losses takes into consideration credit deterioration on acquired loans and leases only after the purchase date and an estimate of credit losses is included in their initial fair values, we disclose two adjusted allowance for credit losses to loans and leases ratios in addition to the allowance for credit losses to loans and leases. The first adjusted allowance for credit losses to loans and leases excludes the allowance related to acquired loans and leases from the numerator and the acquired loans and leases from the denominator. The second ratio excludes the remaining unamortized purchase discount from both the numerator and the denominator.

•
Core NIM and core loan yield: The NIM and loan and lease yield are impacted by volatility in accelerated accretion of acquisition discounts due to the prepayment of acquired loans and leases. We disclose the core NIM and loan and lease yield to provide an indication of what these measures would be without the effects of accelerated accretion as this indicates a "normalized" measure and a more accurate indicator of future performance. See “- Results of Operations - Net Interest Income” for a reconciliation of these non-GAAP measurements to the GAAP measurements for the periods presented.

The methodology for determining return on average tangible equity, tangible common equity amounts and ratios, tangible book value per share and adjusted allowance for credit losses to loans and leases may differ among companies.
The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non‑GAAP financial measurements to the GAAP financial measurements as of and for the periods indicated:

		Three Months Ended
		March 31,	December 31,	March 31,
Return on Average Tangible Equity		2016	2015	2015
		(In thousands)
Net earnings		$90,456	$71,841	$73,079

Average stockholders' equity		$4,438,602	$4,346,162	$3,533,343
Less:	Average intangible assets	2,227,520	2,177,631	1,737,441
Average tangible common equity		$2,211,082	$2,168,531	$1,795,902

Return on average equity (3)		8.20%	6.56%	8.39%
Return on average tangible equity (4)		16.45%	13.14%	16.50%
_____________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

	March 31,	December 31,
Tangible Common Equity:	2016	2015
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders’ equity	$4,456,592	$4,397,691
Less: Intangible assets	2,223,928	2,229,511
Tangible common equity	$2,232,664	$2,168,180
Total assets	$21,031,009	$21,288,490
Less: Intangible assets	2,223,928	2,229,511
Tangible assets	$18,807,081	$19,058,979
Equity to assets ratio	21.19%	20.66%
Tangible common equity ratio(1)	11.87%	11.38%
Book value per share	$36.60	$36.22
Tangible book value per share	$18.33	$17.86
Shares outstanding	121,771,252	121,413,727

Pacific Western Bank:
Stockholder's equity	$4,331,841	$4,276,279
Less: Intangible assets	2,223,928	2,229,511
Tangible common equity	$2,107,913	$2,046,768
Total assets	$20,928,105	$21,180,689
Less: Intangible assets	2,223,928	2,229,511
Tangible assets	$18,704,177	$18,951,178
Equity to assets ratio	20.70%	20.19%
Tangible common equity ratio(1)	11.27%	10.80%
_______________________________________

(1)	Tangible common equity divided by tangible assets.

	March 31,	December 31,
Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans):	2016	2015
	(Dollars in thousands)
Adjustment for allowance on acquired loans and leases:
Allowance for credit losses	$138,376	$122,268
Less: Allowance related to acquired Non-PCI loans and leases	(34,231)	(19,127)
Adjusted allowance for credit losses	$104,145	$103,141
Gross Non-PCI loans and leases	$14,365,915	$14,339,070
Less: Carrying value of acquired Non‑PCI loans and leases	(5,468,875)	(6,030,921)
Adjusted loans and leases	$8,897,040	$8,308,149
Allowance for credit losses to loans and leases	0.96%	0.85%
Adjusted allowance for credit losses to adjusted loans and leases	1.17%	1.24%

Adjustment for unamortized purchase discount on acquired loans and leases:
Allowance for credit losses	$138,376	$122,268
Add: Unamortized purchase discount related to acquired Non-PCI loans and leases	78,761	92,192
Adjusted allowance for credit losses	$217,137	$214,460
Gross Non-PCI loans and leases	$14,365,915	$14,339,070
Add: Unamortized purchase discount related to acquired Non-PCI loans and leases	78,761	92,192
Adjusted loans and leases	$14,444,676	$14,431,262
Allowance for credit losses and unamortized purchase discount to adjusted loans and leases	1.50%	1.49%

Results of Operations
Acquisitions Impact Earnings Performance
The comparability of financial information is affected by our acquisitions. We completed the Square 1 Financial, Inc. acquisition on October 6, 2015, adding assets of $4.6 billion. This transaction has been accounted for using the acquisition method of accounting and, accordingly, the related operating results have been included in the consolidated financial statements from the acquisition date.
Earnings Performance
The following table presents profitability metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Profitability Measures:
Diluted earnings per share	$0.74	$0.60	$0.71
Annualized return on:
Average assets	1.72%	1.37%	1.82%
Average tangible equity (1)(2)	16.45%	13.14%	16.50%
Net interest margin (tax equivalent)	5.53%	5.22%	5.95%
Core net interest margin (tax equivalent) (2)(3)	5.10%	5.10%	5.44%
Efficiency ratio	38.5%	39.3%	36.9%
_____________________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	See "Non-GAAP Measurements" for the calculation of this item.

(3)	Excludes accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans.
First Quarter of 2016 Compared to Fourth Quarter of 2015
Net earnings were $90.5 million, or $0.74 per diluted share for the first quarter of 2016, compared to $71.8 million, or $0.60 per diluted share, for the fourth quarter of 2015. The quarter‑over‑quarter increase of $18.6 million in net earnings was due to higher net interest income of $15.4 million, higher noninterest income of $6.5 million, and lower noninterest expense of $11.6 million, and a higher provision for credit losses of $6.4 million. The increase in net interest income was attributable to higher accretion on acquired loans and a higher average loan and lease balance, offset by a lower average investment securities balance. The increase in noninterest income was due mainly to a higher gain on sales of securities of $8.1 million and lower FDIC loss sharing expense of $1.9 million, offset by lower dividends and gains on equity investments of $4.6 million. The decrease in noninterest expense was due mainly to lower acquisition, integration and reorganization costs of $17.4 million offset by lower foreclosed assets income of $2.6 million and higher compensation expense of $2.1 million.
First Quarter of 2016 Compared to First Quarter of 2015
Net earnings for the first quarter of 2016 were $90.5 million, or $0.74 per diluted share, compared to net earnings for the first quarter of 2015 of $73.1 million, or $0.71 per diluted share. The $17.4 million increase in net earnings was due to higher net interest income of $45.5 million and higher noninterest income of $13.7 million, offset by higher noninterest expense of $26.3 million. The increase in net interest income was attributable to higher average interest-earning asset balances and lower interest expense. The increase in noninterest income was due mainly to higher other commissions and fees and a higher gain on sale of securities. The increase in noninterest expense was due primarily to including the operations of Square 1 subsequent to the October 6, 2015 acquisition date and higher loan expense, offset by lower acquisition, integration and reorganization costs of $1.8 million.

Net Interest Income
Net interest income, which is our principal source of revenue, represents the difference between interest earned on interest‑earning assets and interest paid on interest‑bearing liabilities. Net interest margin is net interest income (annualized) expressed as a percentage of average interest‑earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest‑earning assets and interest‑bearing liabilities.
The following table presents, for the periods indicated, the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities presented on a tax equivalent basis:

	Three Months Ended
	March 31, 2016			December 31, 2015			March 31, 2015
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$167,626	$20,072	48.16%	$169,772	$6,345	14.83%	$260,648	$10,165	15.82%
Non-PCI loans and leases	14,303,539	216,303	6.08%	13,861,330	213,332	6.11%	11,795,034	191,932	6.60%
Total loans and leases (1)	14,471,165	236,375	6.57%	14,031,102	219,677	6.21%	12,055,682	202,097	6.80%
Investment securities (2)	3,460,293	27,563	3.20%	3,492,124	28,408	3.23%	1,613,422	13,980	3.51%
Deposits in financial institutions	230,293	308	0.54%	254,308	172	0.27%	32,761	22	0.27%
Total interest‑earning assets (2)	18,161,751	264,246	5.85%	17,777,534	248,257	5.54%	13,701,865	216,099	6.40%
Other assets	3,036,843			3,047,714			2,594,775
Total assets	$21,198,594			$20,825,248			$16,296,640

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking deposits	$926,256	383	0.17%	$889,035	345	0.15%	$726,748	194	0.11%
Money market deposits	3,848,753	2,415	0.25%	3,557,364	1,543	0.17%	1,836,094	945	0.21%
Savings deposits	753,371	444	0.24%	747,054	445	0.24%	756,578	571	0.31%
Time deposits	3,860,272	5,831	0.61%	4,439,940	7,058	0.63%	5,481,886	8,769	0.65%
Total interest‑bearing deposits	9,388,652	9,073	0.39%	9,633,393	9,391	0.39%	8,801,306	10,479	0.48%
Borrowings	494,725	581	0.47%	206,236	159	0.31%	424,061	235	0.22%
Subordinated debentures	436,535	4,982	4.59%	435,293	4,748	4.33%	432,603	4,525	4.24%
Total interest‑bearing liabilities	10,319,912	14,636	0.57%	10,274,922	14,298	0.55%	9,657,970	15,239	0.64%
Noninterest‑bearing demand deposits	6,273,249			6,043,900			2,949,719
Other liabilities	166,831			160,264			155,608
Total liabilities	16,759,992			16,479,086			12,763,297
Stockholders’ equity	4,438,602			4,346,162			3,533,343
Total liabilities and stockholders’
equity	$21,198,594			$20,825,248			$16,296,640
Net interest income (tax equivalent) (2)		$249,610			$233,959			$200,860
Net interest rate spread			5.28%			4.99%			5.76%
Net interest margin			5.53%			5.22%			5.95%

Total deposits (3)	$15,661,901	$9,073	0.23%	$15,677,293	$9,391	0.24%	$11,751,025	$10,479	0.36%
Funding sources (4)	$16,593,161	$14,636	0.35%	$16,318,822	$14,298	0.35%	$12,607,689	$15,239	0.49%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $5.0 million, $4.8 million, and $1.8 million for the three months ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

The tax equivalent net interest margin (“NIM”) and loan and lease yields are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans, which causes volatility from period to period. The effects of this item on the NIM and loan and lease yield are shown in the following table for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2016	2015
NIM:
Reported	5.53%	5.22%	5.95%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.43)%	(0.12)%	(0.51)%
Core	5.10%	5.10%	5.44%
Loan and Lease Yield:
Reported	6.57%	6.21%	6.80%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.54)%	(0.16)%	(0.58)%
Core	6.03%	6.05%	6.22%
The following table presents the impact on tax equivalent net interest income and NIM from all purchase accounting items as indicated in the table below for the periods indicated:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
	(Dollars in thousands)
Impact on Net Interest Income:
Net interest income (tax equivalent)	$249,610	$233,959	$195,274	$204,721	$200,860
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(19,465)	(5,511)	(9,659)	(19,447)	(17,352)
Remaining accretion of Non-PCI loan acquisition
discounts	(8,403)	(10,553)	(7,485)	(8,575)	(11,128)
Total accretion of loan acquisition discounts	(27,868)	(16,064)	(17,144)	(28,022)	(28,480)
Amortization of TruPS discount	1,395	1,397	1,399	1,400	1,401
Accretion of time deposits premium	(270)	(384)	(576)	(799)	(1,285)
Total purchase accounting adjustments	(26,743)	(15,051)	(16,321)	(27,421)	(28,364)
Net interest income - excluding purchase accounting	$222,867	$218,908	$178,953	$177,300	$172,496

Impact on Net Interest Margin:
Net interest margin (tax equivalent)	5.53%	5.22%	5.46%	5.89%	5.95%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.43)%	(0.12)%	(0.27)%	(0.56)%	(0.51)%
Remaining accretion of Non-PCI loan acquisition
discounts	(0.19)%	(0.24)%	(0.21)%	(0.25)%	(0.33)%
Total accretion of loan acquisition discounts	(0.62)%	(0.36)%	(0.48)%	(0.81)%	(0.84)%
Amortization of TruPS discount	0.03%	0.03%	0.04%	0.04%	0.04%
Accretion of time deposits premium	(0.01)%	(0.01)%	(0.02)%	(0.02)%	(0.04)%
Total purchase accounting adjustments	(0.60)%	(0.34)%	(0.46)%	(0.79)%	(0.84)%
Net interest margin - excluding purchase accounting	4.93%	4.88%	5.00%	5.10%	5.11%

First Quarter of 2016 Compared to Fourth Quarter of 2015
Net interest income increased by $15.4 million to $244.6 million for the first quarter of 2016 compared to $229.2 million for the fourth quarter of 2015 due to higher accretion on acquired loans and a higher average loan and lease balance, offset by a lower average investment securities balance. The loan and lease yield for the first quarter of 2016 was 6.57% compared to 6.21% for the fourth quarter of 2015. The increase in the loan and lease yield was due to higher accretion on acquired loans offset by the lower yield on new originations compared to the current portfolio yield. Accretion on acquired loans was $27.9 million in the first quarter of 2016 (77 basis points on the loan and lease yield) compared to $16.1 million in the fourth quarter of 2015 (46 basis points on the loan and lease yield). The increase in accretion was due primarily to higher accelerated accretion from early payoffs of acquired loans and $12.1 million from the payoff of a nonaccrual PCI loan. Excluding accelerated accretion, the core loan and lease yield was 6.03% in the first quarter compared to 6.05% in the fourth quarter.
The tax equivalent NIM for the first quarter of 2016 was 5.53% compared to 5.22% for the fourth quarter of 2015. The increase in the tax equivalent NIM was due to higher accretion on acquired loans and higher-yielding assets were a higher percentage of average interest-earning assets. Accretion on acquired loans contributed 62 basis points to the NIM in the first quarter of 2016 and 36 basis points in the fourth quarter of 2015. Excluding accelerated accretion, the core NIM was 5.10% for both the first and fourth quarters. Tax-free interest income contributed 11 basis points to the tax equivalent NIM for both the first quarter of 2016 and fourth quarter of 2015.
The cost of total deposits decreased to 0.23% in the first quarter of 2016 from 0.24% in the fourth quarter of 2015 due primarily to the increased average balance of noninterest-bearing deposits and a lower level of higher-cost time deposits.
First Quarter of 2016 Compared to First Quarter of 2015
Net interest income increased by $45.5 million to $244.6 million for the first quarter of 2016 compared to $199.1 million for the first quarter of 2015 due mainly to higher average interest-earning asset balances attributable to the Square 1 acquisition, offset partially by lower yields on average loans and leases and investment securities. The loan and lease yield for the first quarter of 2016 was 6.57% compared to 6.80% for the same quarter of 2015. The decrease in the loan and lease yield was due mainly to yields on newly originated loans being lower than the average portfolio yield and the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio, offset by the PCI loan yield being higher in the current period. Accretion on acquired loans was $27.9 million in the first quarter of 2016 (77 basis points on the loan and lease yield) compared to $28.5 million in the first quarter of 2015 (95 basis points on the loan and lease yield). Although the dollar amount of accretion was relatively the same for the two periods, the basis point impact to the loan and lease yield was significantly less in the current quarter due to the higher average loan and lease balance.
The tax equivalent NIM for the first quarter of 2016 was 5.53% compared to 5.95% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to lower yields on new originations compared to the average portfolio yield, the lower yield on average investment securities, and the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio, offset by the PCI loan yield being higher in the current period. Accretion on acquired loans contributed 62 basis points to the NIM for the first quarter of 2016 compared to 84 basis points for the first quarter of 2015. Although the dollar amount of accretion was relatively the same for the two periods, the basis point impact to the NIM was significantly less in the current quarter due to the higher average interest-earning assets balance. Tax-free interest income contributed 11 basis points to the tax equivalent NIM for the first quarter of 2016 and five basis points for the first quarter of 2015.
The cost of total deposits decreased to 0.23% for the first quarter of 2016 from 0.36% for the first quarter of 2015 due mainly to the $3.8 billion of lower-cost core deposits added in the Square 1 acquisition, a lower level of higher-cost time deposits, and a lower average cost of interest-bearing deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for Non‑PCI loans and leases	$19,165	$11,500	$16,604
Addition to reserve for unfunded loan
commitments	835	3,614	563
Total provision for Non‑PCI loans and leases	20,000	15,114	17,167
Provision (negative provision) for PCI Loans	140	(1,342)	(733)
Total provision for credit losses	$20,140	$13,772	$16,434

Non‑PCI Credit Quality Metrics:
Net charge‑offs (recoveries) on Non‑PCI loans and leases	$3,892	$(1,718)	$7,380
Annualized net charge‑offs (recoveries) to average
Non-PCI loans and leases	0.11%	(0.05)%	0.25%
At period end:
Allowance for loan and lease losses	$120,807	$105,534	$79,680
Allowance for credit losses	138,376	122,268	86,554
Non‑PCI nonaccrual loans and leases	130,418	129,019	139,334
Non‑PCI classified loans and leases	384,698	391,754	333,182
Allowance for credit losses to Non‑PCI loans and leases	0.96%	0.85%	0.72%
Allowance for credit losses to Non‑PCI nonaccrual
loans and leases	106.1%	94.8%	62.1%
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
We recorded a provision for credit losses of $20.1 million in the first quarter of 2016 and $13.8 million in the fourth quarter of 2015 in accordance with our allowance methodology. The first quarter provision related almost entirely to Non-PCI loans and leases and increased due in part to additions to our oil and gas portfolio reserves.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$3,856	$3,901	$2,574
Other commissions and fees	11,489	12,691	5,396
Leased equipment income	8,244	7,791	5,382
Gain on sale of loans and leases	245	183	—
Gain (loss) on sale of securities	8,110	—	3,275
FDIC loss sharing expense, net	(2,415)	(4,291)	(4,399)
Other income:
Dividends and realized gains on equity investments	246	4,886	3,477
Foreign currency translation net gains (losses)	606	(661)	2,597
Income recognized on early repayment of leases	922	802	736
Other	3,236	2,756	1,833
Total noninterest income	$34,539	$28,058	$20,871

First Quarter of 2016 Compared to Fourth Quarter of 2015
Noninterest income increased by $6.5 million to $34.5 million for the first quarter of 2016 compared to $28.1 million for the fourth quarter of 2015 due mostly to higher gains on sales of securities of $8.1 million and lower FDIC loss sharing expense of $1.9 million, offset by lower dividends and gains on equity investments of $4.6 million. The gain on sale of securities resulted from the sale of $335 million of securities in the first quarter as part of our ongoing portfolio management activities. The lower FDIC loss sharing expense is due to a fewer number and decreased balance of covered assets combined with fewer asset resolutions this quarter compared to the previous quarter. Dividends and gains from equity investments decreased as this item fluctuates from period to period based upon dividends received and number of sales of equity investments. Other income in the first quarter included a loan syndication fee ($0.9 million), a death benefit received on a BOLI policy ($0.6 million) and a loss on the sale of the PWEF leasing unit ($0.7 million); there are no similar items in the other periods presented.
First Quarter of 2016 Compared to First Quarter of 2015
Noninterest income increased by $13.7 million to $34.5 million for the first quarter of 2016 compared to $20.9 million for the first quarter of 2015. The increase was due mostly to higher other commissions and fees of $6.1 million, higher gains on sales of securities of $4.8 million, higher leased equipment income of $2.9 million, lower FDIC loss sharing expense of $2.0 million, higher other income of $1.4 million, and higher service charges on deposit accounts of $1.3 million, offset by lower dividends and gains on equity investments of $3.2 million and lower foreign currency translation net gains of $2.0 million. The increase in other commissions and fees was comprised mostly of $2.8 million from loan prepayment fees, $1.7 million from foreign exchange fees, and $0.7 million from credit card fee income. The increases in the last two items are due to the Square 1 acquisition. The increase in service charges on deposits was due primarily to higher analysis fees as a result of increased number of customer accounts. The decrease in foreign currency translation net gains was due mainly to the cross currency swap the Company entered into in June 2015 to reduce the foreign currency translation volatility related to its Euro-denominated subordinated debenture.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(In thousands)
Noninterest Expense:
Compensation	$61,065	$58,992	$47,737
Occupancy	12,632	12,194	10,600
Data processing	5,904	5,585	4,308
Other professional services	3,572	3,811	3,221
Insurance and assessments	4,965	5,450	3,025
Intangible asset amortization	4,746	4,910	1,501
Leased equipment depreciation	5,024	4,235	3,103
Foreclosed assets (income) expense, net	(561)	(3,185)	336
Acquisition, integration and reorganization costs	200	17,600	2,000
Other expense:
Loan expense	2,155	2,745	339
Other	10,986	9,927	8,190
Total noninterest expense	$110,688	$122,264	$84,360
The following table presents the components of foreclosed assets (income) expense, net for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(In thousands)
Foreclosed Assets (Income) Expense:
Provision for losses	$—	$65	$124
Operating (income) expense	(57)	(241)	106
(Gain) loss on sale	(504)	(3,009)	106
Total foreclosed assets (income) expense, net	$(561)	$(3,185)	$336

First Quarter of 2016 Compared to Fourth Quarter of 2015
Noninterest expense decreased by $11.6 million to $110.7 million for the first quarter of 2016 compared to $122.3 million for the fourth quarter of 2015. The decrease was due mostly to lower acquisition, integration and reorganization costs of $17.4 million offset by lower foreclosed assets income of $2.6 million and higher compensation expense of $2.1 million. Foreclosed assets income is lower due to lower gains on foreclosed asset sales compared to the prior quarter. Compensation expense increased due to higher payroll taxes from the timing of the annual employment tax cycle and higher stock-based compensation due to awards granted in the first quarter offset partially by lower commission and incentive expense.
First Quarter of 2016 Compared to First Quarter of 2015
Noninterest expense increased by $26.3 million to $110.7 million for the first quarter of 2016 compared to $84.4 million for the first quarter of 2015. The increase was due primarily to including the operations of Square 1 subsequent to its October 6, 2015 acquisition date and higher loan expenses, offset by lower acquisition, integration and reorganization costs of $1.8 million. Loan-related expense increased due to lower recoveries of legal costs; the first quarter of 2015 included a $1.7 million recovery of legal costs on a single matter.

Income Taxes
The effective tax rate for the first quarter of 2016 was 39.0% compared to 40.7% for the fourth quarter of 2015 and 38.7% for the first quarter of 2015. The Company's blended statutory tax rate for federal and state is 41%. The first quarter effective tax rate approximates the expected effective tax rate for calendar year 2016.
Balance Sheet Analysis
Investment Portfolio
The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	March 31, 2016
	Amortized	Fair		Duration
Security Type:	Cost	Value	Yield(1)(2)	(in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$642,233	$653,865	2.06%	3.2
Government agency and government-sponsored enterprise collateralized mortgage obligations	431,456	443,732	1.95%	4.2
Private label collateralized mortgage obligations	131,045	135,245	4.58%	2.4
Municipal securities	1,457,795	1,517,592	3.92%	6.4
Corporate debt securities	47,269	45,483	7.64%	5.2
Collateralized loan obligations	142,637	139,572	2.97%	0.1
SBA securities	201,934	202,674	0.17%	1.9
Asset-backed and other securities	104,182	102,423	2.34%	2.5
Total securities available-for-sale	$3,158,551	$3,240,586	3.03%	4.6
______________________________________

(1)	Represents the yield for the month of March 31, 2016.

(2)	Tax-equivalent basis.
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	March 31, 2016
	Carrying	% of
Municipal Securities by State:	Value	Total
	(Dollars in thousands)
California	$204,433	13%
New York	184,689	12%
Washington	169,153	11%
Texas	118,501	8%
Ohio	97,019	6%
Massachusetts	67,626	4%
District of Columbia	67,074	4%
Florida	53,499	4%
Illinois	44,530	3%
Oregon	40,100	3%
Total of 10 largest states	1,046,624	68%
All other states	470,968	32%
Total municipal securities	$1,517,592	100%

Loans and Leases
The following table presents the composition of our total loans and leases as of the dates indicated:

	March 31, 2016		December 31, 2015
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$1,184,380	8%	$1,230,787	9%
Hospitality	690,097	5%	656,750	5%
SBA program	468,281	3%	473,960	3%
Other commercial real estate	2,297,618	16%	2,284,036	16%
Total commercial real estate	4,640,376	32%	4,645,533	33%
Income producing residential	982,116	7%	1,035,164	7%
Owner-occupied residential	167,882	1%	176,045	1%
Total residential real estate	1,149,998	8%	1,211,209	8%
Total real estate mortgage	5,790,374	40%	5,856,742	41%
Real estate construction:
Commercial	308,191	2%	345,991	2%
Residential	269,965	2%	184,382	1%
Total real estate construction	578,156	4%	530,373	3%
Total real estate loans	6,368,530	44%	6,387,115	44%
Commercial:
Technology cash flow	993,110	7%	978,283	7%
Security cash flow	467,563	3%	450,544	3%
Healthcare cash flow	931,701	7%	865,355	6%
Other cash flow	781,094	5%	779,783	5%
Total cash flow	3,173,468	22%	3,073,965	21%
Lender finance & timeshare	1,641,294	11%	1,587,577	11%
Healthcare asset based	207,231	1%	228,445	2%
Other asset based	741,073	5%	731,643	5%
Total asset based	2,589,598	17%	2,547,665	18%
Venture capital services	204,299	1%	228,863	2%
Early stage	362,421	3%	347,298	2%
Expansion stage	654,398	5%	600,541	4%
Later stage	286,670	2%	281,311	2%
Venture capital	1,507,788	11%	1,458,013	10%
Equipment finance	733,228	5%	890,349	6%
Total commercial	8,004,082	55%	7,969,992	55%
Consumer	110,905	1%	121,147	1%
Total loans and leases, net of deferred fees	$14,483,517	100%	$14,478,254	100%

Our real estate portfolio exposes us to risks associated with mortgage loans on commercial property. Commercial real estate mortgage loan repayments typically do not rely on the sale of the underlying collateral, but instead rely on the income producing potential of the collateral as the source of repayment. However, due to the loan amortization period generally being greater than the contractual loan term, the borrower may be required to refinance the loan, either with us or another lender, or pay off the loan, by selling the underlying collateral. Our commercial-related real estate loans do not expose us to risks generally associated with residential mortgage loans such as option adjustable-rate mortgage ("ARM"), interest-only, or subprime mortgage loans.

Credit Exposure Affected by Low Oil Prices
At March 31, 2016, we had 19 outstanding loan and lease relationships totaling $127.7 million to borrowers and lessees primarily involved in the oil and gas industry down from $137.3 million at December 31, 2015. The obligors under these loans and leases either conduct oil and gas extraction or provide industrial support services to such types of businesses. The collateral for these loans and leases includes primarily equipment, such as drilling and mining equipment and transportation vehicles, used directly and indirectly in these activities. At March 31, 2016, three relationships totaling $45.5 million were on nonaccrual status and were classified, down from $47.1 million at December 31, 2015. The largest of these relationships had an aggregate outstanding balance of $39.9 million at March 31, 2016. Reserves related to our total oil and gas services industry exposure were approximately 15% at March 31, 2016, which included reserves of 32% related to our impaired oil and gas services industry exposure. Unfunded commitments related to the oil and gas portfolio totaled $20.3 million at March 31, 2016 and relate to two relationships governed with a borrowing base for accounts receivable and inventory.
The following table presents loan and lease relationships having exposure to the oil and gas industries as of the date indicated:

	March 31, 2016
	Obligors	Amount	% of Total
	(Dollars in thousands)
Nonaccrual	3	$45,495	36%
Large, rated companies(1)	2	47,739	37%
All others(2)	14	34,424	27%
Total oil & gas support services	19	$127,658	100%
_______________________________________

(1)	Borrowing entity or obligor contractual counterpart rated BB+ or higher.

(2)	Average relationship balance of approximately $2.5 million.
The following table presents the geographic composition of the majority of our real estate loans as of the dates indicated:

	March 31, 2016		December 31, 2015
		% of		% of
Real Estate Loans by State:	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$3,171,670	49.9%	$3,121,801	48.9%
Florida	513,951	8.1%	488,793	7.6%
New York	371,459	5.8%	342,815	5.4%
Texas	261,126	4.1%	315,433	4.9%
Pennsylvania	238,602	3.7%	215,945	3.4%
Virginia	182,182	2.9%	182,040	2.8%
Arizona	160,065	2.5%	157,431	2.5%
Illinois	140,061	2.2%	144,177	2.3%
New Jersey	122,029	1.9%	120,793	1.9%
Maryland	117,267	1.8%	89,019	1.4%
Total of 10 largest states	5,278,412	82.9%	5,178,247	81.1%
All other states	1,090,118	17.1%	1,208,868	18.9%
Total real estate loans	$6,368,530	100.0%	$6,387,115	100.0%

The following table presents a roll forward of the loan and lease portfolio for the period indicated:

Three Months Ended
Loan and Lease Roll Forward (1):	March 31, 2016
(Dollars in thousands)
Beginning balance	$14,478,254
New production	842,064
Existing loans and leases:
Principal repayments, net(2)	(665,281)
Loan and lease sales (3)	(26,657)
Transfers to foreclosed assets	(129)
Charge-offs	(5,536)
Sale of Pacific Western Equipment Finance ("PWEF")	(139,198)
Ending balance	$14,483,517

Weighted average yield on new production	5.29%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal repayments on existing loans, changes in revolving lines of credit (repayments and draws), loan participation sales and other changes within the loan portfolio.

(3)	Includes $15.1 million of PWEF leases sold to third parties during the three months ended March 31, 2016.

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

In addition, we may refer to the loans and leases with assigned credit risk ratings of "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 5, Loans and Leases, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
Management believes the allowance for credit losses is appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio and the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the established allowance will be sufficient to absorb related losses in the future.

The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

	March 31,	December 31,	March 31,
Non-PCI Allowance for Credit Losses Data:	2016	2015	2015
	(Dollars in thousands)
Allowance for loan and lease losses	$120,807	$105,534	$79,680
Reserve for unfunded loan commitments	17,569	16,734	6,874
Total allowance for credit losses	$138,376	$122,268	$86,554

Allowance for credit losses to loans and leases	0.96%	0.85%	0.72%
Allowance for credit losses to nonaccrual loans and leases	106.1%	94.8%	62.1%
All acquired loans are recorded initially at their estimated fair value with such initial fair value including an estimate of credit losses. Two additional credit coverage ratios shown in the table below are presented to give an indication of overall credit risk coverage:

	March 31, 2016			December 31, 2015
	Non-PCI			Non-PCI
	Loans and	Allowance/	Coverage	Loans and	Allowance/	Coverage
Non-PCI Credit Risk Coverage Ratios:	Leases	Discount	Ratio	Leases	Discount	Ratio
	(Dollars in thousands)
Ending balance	$14,365,915	$138,376	0.96%	$14,339,070	$122,268	0.85%
Acquired loans	(5,468,875)	(34,231)		(6,030,921)	(19,127)
Adjusted balance	$8,897,040	$104,145	1.17%	$8,308,149	$103,141	1.24%

Ending balance	$14,365,915	$138,376	0.96%	$14,339,070	$122,268	0.85%
Unamortized purchase discount	78,761	78,761		92,192	92,192
Adjusted balance	$14,444,676	$217,137	1.50%	$14,431,262	$214,460	1.49%
The first additional credit coverage ratio calculation makes adjustments for acquired loans and leases and the related allowance. Our Non‑PCI loans and leases at March 31, 2016, included $5.5 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non‑PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At March 31, 2016, our allowance for credit losses included $34.2 million related to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non‑PCI loans and leases and the related allowance is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non‑PCI loans and leases of 1.17% at March 31, 2016; at December 31, 2015, this ratio was 1.24%.
The second additional credit coverage ratio calculation makes an adjustment for the unamortized purchase discount on acquired loans and leases. Our acquired Non-PCI loans and leases included an unamortized purchase discount of $78.8 million at March 31, 2016, which is assigned specifically to those loans and leases only. Such discount represents the acquisition date fair value adjustment based on market, liquidity, interest rate and credit risk. When the unamortized purchase discount is added back separately to both our Non-PCI loans and leases and allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non-PCI loans and leases of 1.50% at March 31, 2016; at December 31, 2015, this ratio was 1.49%.
The unamortized purchase discount is being accreted to interest income over the remaining life of the respective loans and leases primarily using the interest method. Use of the interest method results in steadily declining amounts being taken into income in each reporting period. The remaining discount of $78.8 million at March 31, 2016 is expected to be substantially accreted to income by the end of 2018.

The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Non-PCI Allowance for Credit Losses:	2016	2015	2015
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$122,268	$100,690	$76,767
Provision for credit losses:
Addition to allowance for loan and lease losses	19,165	11,500	16,604
Addition to reserve for unfunded
loan commitments	835	3,614	563
Provision for credit losses	20,000	15,114	17,167
Loans and leases charged off:
Real estate mortgage	(737)	(723)	(1,453)
Commercial	(4,045)	(389)	(8,395)
Consumer	(591)	(41)	(63)
Total loans and leases charged off	(5,373)	(1,153)	(9,911)
Recoveries on loans charged off:
Real estate mortgage	999	1,799	1,295
Real estate construction and land	152	48	632
Commercial	314	1,007	410
Consumer	16	17	194
Total recoveries on loans charged off	1,481	2,871	2,531
Net (charge-offs) recoveries	(3,892)	1,718	(7,380)
Fair value of acquired reserve for unfunded commitments	—	4,746	—
Allowance for credit losses, end of period	$138,376	$122,268	$86,554

Annualized net charge-offs (recoveries) to
average loans and leases	0.11%	(0.05)%	0.25%
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
The following table presents the changes in our allowance for credit losses on PCI loans for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
PCI Allowance for Credit Losses:	2016	2015	2015
	(In thousands)
Allowance for credit losses on PCI loans,
beginning of period	$9,577	$10,955	$13,999
Provision (negative provision)	140	(1,342)	(733)
Net (charge-offs) recoveries	(163)	(36)	(568)
Allowance for credit losses on PCI loans, end of period	$9,554	$9,577	$12,698

Nonperforming Assets and Performing Restructured Loans
The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	March 31,	December 31,	March 31,
	2016	2015	2015
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases	$130,418	$129,019	$139,334
Nonaccrual PCI loans(1)	3,241	4,596	23,331
Total nonaccrual loans	133,659	133,615	162,665
Non-PCI accruing loans contractually past due 90 days or more	2,538	700	—
Foreclosed assets, net	18,310	22,120	35,940
Total nonperforming assets	$154,507	$156,435	$198,605

Performing restructured loans(2)	$66,829	$40,182	$35,975
Nonaccrual loans and leases to loans and leases	0.92%	0.92%	1.32%
Nonperforming assets to loans and leases and foreclosed assets, net	1.06%	1.08%	1.61%
_______________________________________

(1)	Represents legacy CapitalSource Inc. borrowing relationships placed on nonaccrual status as of the acquisition date.

(2)	Excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases and foreclosed assets and totaled $154.5 million at March 31, 2016 compared to $156.4 million at December 31, 2015. The $1.9 million decrease in nonperforming assets was due mostly to a $3.8 million decrease in foreclosed assets offset by a $1.8 million increase in Non-PCI accruing loans contractually past due 90 days or more. The ratio of nonperforming assets to loans and leases and foreclosed assets decreased to 1.06% at March 31, 2016 from 1.08% at December 31, 2015.
Nonaccrual Loans and Leases
During the first quarter of 2016, nonaccrual loan and leases remained relatively unchanged as additions totaled $41.8 million, offset by $29.6 million returned to accrual status and $12.1 million in principal payments and other reductions.

The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	March 31, 2016		December 31, 2015		30 - 89 Days Past Due
		% of		% of	March 31,	December 31,
		Loan		Loan	2016	2015
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$30,357	1%	$52,363	1%	$4,968	$1,498
Residential	5,807	1%	4,914	—%	730	3,174
Total real estate mortgage	36,164	1%	57,277	1%	5,698	4,672
Real estate construction and land:
Commercial	—	—%	—	—%	—	—
Residential	370	—%	372	—%	—	—
Total real estate construction and land	370	—%	372	—%	—	—
Commercial:
Cash flow	39,665	1%	15,800	1%	639	1,118
Asset-based	2,046	—%	2,505	—%	—	1
Venture capital	—	—%	124	—%	9,554	250
Equipment finance	51,247	7%	51,410	6%	1,870	360
Total commercial	92,958	1%	69,839	1%	12,063	1,729
Consumer	926	1%	1,531	1%	30	628
Total Non-PCI loans and leases	$130,418	1%	$129,019	1%	$17,791	$7,029
_______________________________________

(1)	Includes nonaccrual loans and leases to companies involved in the oil and gas industries of $45.5 million and $47.1 million at March 31, 2016 and December 31, 2015.

As of March 31, 2016, the Company's ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $102.9 million and represented 78.9% of total Non-PCI nonaccrual loans and leases. The largest of these relationships had an aggregate carrying value of $39.9 million. The borrower's business has been adversely affected by low oil prices.
Foreclosed Assets
The following table presents the components of foreclosed assets (primarily other real estate owned, or OREO) as of the dates indicated:

	March 31,	December 31,	March 31,
Property Type:	2016	2015	2015
	(In thousands)
Commercial real estate	$—	$487	$1,036
Construction and land development	13,800	13,801	18,942
Multi-family	—	—	4,964
Single family residence	897	952	3,253
Total OREO, net	14,697	15,240	28,195
Other foreclosed assets	3,613	6,880	7,745
Total foreclosed assets	$18,310	$22,120	$35,940
Foreclosed assets decreased $3.8 million during the first quarter of 2016 mainly as a result of sales of $3.9 million, offset by additions of $0.1 million.

Performing Restructured Loans
Non-PCI performing troubled debt restructured loans increased by $26.6 million during the first quarter of 2016 to $66.8 million at March 31, 2016. The increase was attributable to $29.1 million of transfers from nonaccrual restructured loans to performing restructured loans, offset by $2.5 million in payoffs and other reductions. At March 31, 2016, we had $55.1 million in real estate mortgage loans, $7.6 million in real estate construction and land loans, $3.9 million in commercial loans, and $0.2 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the number of performing troubled debt restructured loans was on accrual status prior to the loan modifications and have remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed-rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we have agreed to interest rate reductions and/or interest-only payments for a period of time. In these cases, we do not forgive principal but may consider the extension of maturity date as part of the loan modification in order to assist the borrower. As a result of the current economic environment, we anticipate loan restructurings to continue.
Deposits
The following table presents the balance of each major category of deposits at the dates indicated:

	March 31, 2016		December 31, 2015
		% of		% of
Deposit Category:	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing deposits	$6,139,963	40%	$6,171,455	39%
Interest checking deposits	921,189	6	874,349	5
Money market deposits	3,144,843	20	2,782,974	18
Savings deposits	764,323	5	742,795	5
Total core deposits	10,970,318	71	10,571,573	67
Brokered non-maturity deposits	985,784	6	942,253	6
Total non-maturity deposits	11,956,102	77	11,513,826	73
Time deposits under $100,000	1,357,598	9	1,656,227	11
Time deposits $100,000 and over	2,127,675	14	2,496,129	16
Total time deposits	3,485,273	23	4,152,356	27
Total deposits	$15,441,375	100%	$15,666,182	100%
Total deposits decreased $224.8 million during the first quarter to $15.4 billion at March 31, 2016, due mainly to a decrease in time deposits of $667.1 million offset partially by an increase in core deposits of $398.7 million. At March 31, 2016, core deposits totaled $11.0 billion, or 71% of total deposits, including $6.1 billion of noninterest-bearing demand deposits, or 40% of total deposits.

The following table summarizes the maturities of time deposits, together with their weighted average contractual rate, as of the date indicated:

	March 31, 2016
	Time	Time
	Deposits	Deposits	Total
	Under	$100,000	Time	Contractual
Maturity:	$100,000	or More	Deposits	Rate
	(Dollars in thousands)
Due in three months or less	$480,954	$886,887	$1,367,841	0.69%
Due in over three months through six months	482,832	727,320	1,210,152	0.57%
Due in over six months through twelve months	282,781	390,141	672,922	0.51%
Due in over 12 months through 24 months	89,172	91,221	180,393	0.59%
Due in over 24 months	21,859	32,106	53,965	0.93%
Total	$1,357,598	$2,127,675	$3,485,273	0.61%

At December 31, 2015	$1,656,227	$2,496,129	$4,152,356	0.66%

Brokered time deposits totaled $165.5 million and $272.5 million at March 31, 2016 and December 31, 2015.
At March 31, 2016 and December 31, 2015, we had $733 million and $858 million, respectively, of time deposits that exceeded the FDIC insurance limit of $250,000, while the remaining $2.8 billion and $3.3 billion of time deposits met or fell below the FDIC insurance limit.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At March 31, 2016, Banks and bank holding companies considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At March 31, 2016, such disallowed amounts were $40.0 million for the Company and $0.2 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III, the new comprehensive regulatory capital rules for U.S. banking organizations became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions. The most significant provisions of Basel III which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans, and the capital treatment of deferred tax assets and liabilities above certain thresholds.
The following table presents our regulatory capital ratios and the regulatory capital requirements under Basel III:

	March 31, 2016
	PacWest	Pacific	Well
	Bancorp	Western	Capitalized
	Consolidated	Bank	Requirement
Tier 1 Leverage	11.51%	11.10%	5.00%
Common Equity Tier-1 Capital	12.63	12.18	6.50
Tier 1 Capital	12.63	12.18	8.00
Total Capital	15.96	13.05	10.00

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2016, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.
Subordinated Debentures
We issued subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $438.7 million at March 31, 2016. At March 31, 2016, none of the trust preferred securities was included in the Company's Tier I capital under the phase-out limitations of Basel III, and $426.6 million was included in Tier II capital.
Dividends on Common Stock and Interest on Subordinated Debentures
As a bank holding company, we are required to notify the Board of Governors of the Federal Reserve System (“FRB”) prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made by us on subordinated debentures are considered dividend payments under FRB regulations.
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
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of San Francisco (“FRBSF”), which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $80.0 million with correspondent banks and $99.0 million with the FHLB, both for the purchase of overnight funds. In March 2016, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight basis with a group of pre-approved commercial banks. The availability of funds changes daily. There were no balances outstanding as of March 31, 2016.

The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	March 31,	December 31,
	2016	2015
	(In thousands)
Primary Liquidity - On-Balance Sheet:
Cash and due from banks	$161,977	$161,020
Interest-earning deposits at financial institutions	357,541	235,466
Investment securities available-for-sale	3,240,586	3,559,437
Less: pledged securities	(414,575)	(421,574)
Total primary liquidity	$3,345,529	$3,534,349

Ratio of primary liquidity to total deposits	21.7%	22.6%

	March 31,	December 31,
	2016	2015
	(In thousands)
Secondary Liquidity - Off-Balance Sheet
Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$2,253,307	$2,500,000
Less: secured advances outstanding	(550,000)	(618,000)
Net secured borrowing capacity with the FHLB	1,703,307	1,882,000
Secured borrowing capacity with the FRBSF	2,121,451	2,078,292
Total secondary liquidity	$3,824,758	$3,960,292
During the three months ended March 31, 2016, the Bank’s primary liquidity decreased by $188.8 million due primarily to a $318.9 million decrease in investment securities available-for-sale, offset by a $122.1 million increase in interest-earning deposits in financial institutions, a $7.0 million decrease in pledged investment securities available-for-sale, and a $1.0 million increase in cash and due from banks. The Bank’s secondary liquidity decreased by $135.5 million during the first quarter due mainly to a $246.7 million decrease in the borrowing capacity on the secured credit line with the FHLB, offset by a $68.0 million decrease in FHLB secured advances outstanding, and a $43.2 million increase in the borrowing capacity on the secured credit line with the FRBSF.
At March 31, 2016, certain qualifying loans totaling $3.0 billion were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by a blanket lien on certain qualifying loans that are not pledged to the FRBSF.
In addition to our primary liquidity, the Bank generates liquidity from cash flows from our loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At March 31, 2016, such deposits totaled $11.0 billion and represented 71% of the Bank's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources.
Customer deposit balances may decrease if interest rates increase significantly or if corporate customers move funds from the Bank generally. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.

The following table provides a summary of the Bank’s core deposits at the dates indicated:

	March 31,	December 31,
	2016	2015
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$6,139,963	$6,171,455
Interest checking	921,189	874,349
Money market deposits	3,144,843	2,782,974
Savings deposits	764,323	742,795
Total core deposits	$10,970,318	$10,571,573
Our liquidity policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus FHLB borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2016, we were in compliance with all liquidity guidelines established in the liquidity policy.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At March 31, 2016, brokered deposits totaled $1.2 billion, consisting of $165.5 million of brokered time deposits, $985.8 million of non-maturity brokered sweep accounts, and $15.2 million of other miscellaneous brokered deposits. At December 31, 2015, brokered deposits totaled $1.2 billion, consisting of $272.5 million of brokered time deposits, $942.3 million of non-maturity brokered sweep accounts, and $15.3 million of other miscellaneous brokered deposits. The amount of our brokered deposits fluctuates based on market conditions and liquidity and funding needs. Brokered deposits are an effective source of funding due to the large amount of deposits that can be obtained in a short period of time.
Holding Company Liquidity
The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and our ability to raise capital, issue subordinated debt and secure outside borrowings. Our ability to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends.
Dividends paid by California state-chartered banks are regulated by the California Department of Business Oversight (“DBO”) under its general supervisory authority as it relates to a bank’s capital requirements and the FDIC. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three months ended March 31, 2016, PacWest received $64.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $582.4 million at March 31, 2016, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At March 31, 2016, PacWest had $413.1 million in cash, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months. PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	March 31, 2016
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits(1)	$3,251,098	$218,515	$15,746	$97	$3,485,456
Overnight FHLB advance	550,000	—	—	—	550,000
Long-term debt obligations(1)	791	522	87	541,123	542,523
Contractual interest(2)	5,887	2,507	605	5	9,004
Operating lease obligations	29,450	50,008	37,750	44,552	161,760
Other contractual obligations	19,572	19,290	12,563	23,748	75,173
Total	$3,856,798	$290,842	$66,751	$609,525	$4,823,916
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 7, Borrowings and Subordinated Debentures, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, and commitments under deferred compensation arrangements.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At March 31, 2016, our loan and lease-related commitments, including standby letters of credit, totaled $4.0 billion. The commitments, which may result in funded loans and leases, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2015, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency gains of $0.6 million and $2.6 million for the three months ended March 31, 2016 and 2015. In June 2015, we hedged our Euro-denominated subordinated debentures with a cross currency swap to reduce the related foreign currency translation volatility.
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
We evaluated the results of our net interest income simulation ("NII simulation model") and market value of equity models ("MVE model") prepared as of March 31, 2016, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is asset sensitive. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability sensitive profile would suggest that these amounts would decrease. In general, we view the net interest income model results as more relevant to our current operating profile and manage our balance sheet giving priority to this information.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2016. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at March 31, 2016. In order to arrive at the base case, we extend our balance sheet at March 31, 2016 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2016. Based on such repricing, we calculate an estimated net interest income and net interest margin.
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

The following table presents as of March 31, 2016, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points:

	Estimated			Estimated
March 31, 2016	Net Interest	Percentage	Estimated	Net Interest
Interest Rate Scenario:	Income	Change	Net Interest	Margin Change
	(Tax Equivalent)	From Base	Margin	From Base
	(Dollars in millions)

Up 300 basis points	$1,096.6	17.6%	6.02%	0.89%
Up 200 basis points	$1,051.3	12.7%	5.77%	0.64%
Up 100 basis points	$964.5	3.4%	5.30%	0.17%
BASE CASE	$932.5	—	5.13%	—
Down 100 basis points	$921.3	(1.2)%	5.07%	(0.06)%
Down 200 basis points	$919.3	(1.4)%	5.06%	(0.07)%
Down 300 basis points	$918.4	(1.5)%	5.05%	(0.08)%

Total base case year 1 tax equivalent net interest income decreased to $932.5 million at March 31, 2016 from $962.4 million at December 31, 2015 due to: (1) the decrease in loan portfolio volume at March 31, 2016, which resulted primarily from the sale of $160 million of equipment finance leases during the period; and (2) the decrease in the forward yield curve, which results in lower projected interest income for our variable-rate loans.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. One such scenario provides for market rates to increase during the next three months in accordance with the forward yield curve and thereafter to increase by 25 basis points every three months. The expected first year NII under this alternative rising rate scenario would be approximately 1.4% higher than the base case.
Although $10.8 billion of the $14.5 billion of total loans in the portfolio have variable interest rate terms, only $5.2 billion of those variable-rate loans would immediately reprice at March 31, 2016. Of the remaining variable-rate loans, $5.6 billion would not immediately reprice because the loans' fully-indexed rates are below their floor rates.
Of the $5.6 billion of loans at their floors, the fully-indexed rates would rise off of the floors and reprice as follows:

March 31, 2016
Rate
Cumulative	Increase
Amount of	Needed to
Loans	Reprice
(Dollars in millions)
$4,356.5	100 bps
$4,730.2	200 bps
$4,855.4	300 bps
Additionally, certain variable-rate hybrid ARM loans do not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire was approximately $169.1 million, $388.1 million, and $684.7 million in the next one, two, and three years.

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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at March 31, 2016.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of March 31, 2016:

					Ratio of
	Estimated	Dollar	Percentage	Percentage	Estimated
March 31, 2016	Market	Change	Change	of Total	Market Value
Interest Rate Scenario:	Value	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Up 300 basis points	$5,139.3	$(0.9)	—%	24.4%	115.3%
Up 200 basis points	$5,143.9	$3.7	0.1%	24.5%	115.4%
Up 100 basis points	$5,143.3	$3.1	0.1%	24.5%	115.4%
BASE CASE	$5,140.2	$—	—%	24.4%	115.3%
Down 100 basis points	$5,154.0	$13.8	0.3%	24.5%	115.6%
Down 200 basis points	$5,122.5	$(17.7)	(0.3)%	24.4%	114.9%
Down 300 basis points	$5,066.7	$(73.5)	(1.4)%	24.1%	113.7%
In comparing the March 31, 2016 simulation results to December 31, 2015, our base case market value of equity has decreased $81.6 million while our overall profile has remained relatively unchanged. The decrease in base case market value of equity was due primarily to an $84.3 million decrease in the net present value of loans and a $72.4 million increase in the fair value of deposits, offset partially by the increase in the fair value of investment securities and the increase in retained earnings during the quarter. The net present value of loans declined because of an increase in the discount rate used to value loans, which is derived from the prevailing spread of high yield bonds. The fair value of deposits increased because of the decrease in the forward yield curve, which resulted in a higher fair value for the Company's non-maturity deposits The rate sensitivity profile of the balance sheet remained mostly unchanged during the quarter.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited) is incorporated herein by reference.
In addition, in the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, and taking into consideration insurance which may be applicable, would not have a material adverse effect on the Company’s financial statements or operations.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this quarterly report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the first quarter of 2016:

Total
	Number of	Average
	Shares	Price Paid
Purchase Dates	Purchased(1)	Per Share
January 1, 2016 - January 31, 2016	—	$—
February 1, 2016 - February 29, 2016	4,729	29.88
March 1, 2016 - March 31, 2016	—	—
Total	4,729	$29.88
__________________________

(1)	Shares repurchased pursuant to net settlement by employees and directors, in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
2.3	Agreement and Plan of Merger dated March 1, 2015 between PacWest Bancorp and Square 1 Financial, Inc. (Exhibit 2.1 to Form 8-K filed on March 5, 2015 and incorporated herein by this reference).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2
Certificate of Amendment of Certificate of Incorporation of PacWest Bancorp, a Delaware Corporation, dated May 14, 2010 (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).

3.5	Amended and Restated Bylaws of PacWest Bancorp, a Delaware corporation, dated November 5, 2014 (Exhibit 3.5 to Form 10-Q filed on November 7, 2014 and incorporated herein by this reference).
31.1	Section 302 Certification of Chief Executive Officer. *
31.2	Section 302 Certification of Chief Financial Officer. *
32.1	Section 906 Certification of Chief Executive Officer. *
32.2	Section 906 Certification of Chief Financial Officer. *
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements. *

_____________________
* Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

May 9, 2016	/s/ Patrick J. Rusnak
Patrick J. Rusnak
Executive Vice President and Chief Financial Officer