Form 10-Q
period 2016-06-30
PACWEST BANCORP
filed 2016-08-09
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of July 27, 2016, there were 120,412,363 shares of the registrant's common stock outstanding, excluding 1,407,486 shares of unvested restricted stock.

PACWEST BANCORP

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands)
ASSETS:
Cash and due from banks	$226,471	$161,020
Interest-earning deposits in financial institutions	218,882	235,466
Total cash and cash equivalents	445,353	396,486
Securities available-for-sale, at fair value	3,347,546	3,559,437
Federal Home Loan Bank stock, at cost	24,214	19,710
Total investment securities	3,371,760	3,579,147
Gross loans and leases	14,703,326	14,528,165
Deferred fees, net	(61,866)	(49,911)
Allowance for loan and lease losses	(143,289)	(115,111)
Total loans and leases, net	14,498,171	14,363,143
Equipment leased to others under operating leases	204,062	197,452
Premises and equipment, net	38,718	39,197
Foreclosed assets, net	16,181	22,120
Goodwill	2,175,791	2,176,291
Core deposit and customer relationship intangibles, net	43,766	53,220
Deferred tax asset, net	24,413	126,389
Other assets	328,924	335,045
Total assets	$21,147,139	$21,288,490

LIABILITIES:
Noninterest-bearing deposits	$6,222,696	$6,171,455
Interest-bearing deposits	8,925,313	9,494,727
Total deposits	15,148,009	15,666,182
Borrowings	918,208	621,914
Subordinated debentures	439,322	436,000
Accrued interest payable and other liabilities	128,296	166,703
Total liabilities	16,633,835	16,890,799

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at June 30, 2016 and December 31, 2015;
123,317,742 and 122,791,729 shares issued, respectively, including 1,407,486 and 1,211,951 shares of
unvested restricted stock, respectively)	1,233	1,228
Additional paid-in capital	4,299,259	4,405,775
Retained earnings	186,531	13,907
Treasury stock, at cost (1,497,893 and 1,378,002 shares at June 30, 2016 and December 31, 2015)	(55,463)	(51,047)
Accumulated other comprehensive income, net	81,744	27,828
Total stockholders' equity	4,513,304	4,397,691
Total liabilities and stockholders' equity	$21,147,139	$21,288,490

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$224,326	$236,375	$203,781	$460,701	$405,878
Investment securities	22,420	22,547	14,570	44,967	26,765
Deposits in financial institutions	308	308	104	616	126
Total interest income	247,054	259,230	218,455	506,284	432,769
Interest expense:
Deposits	7,823	9,073	11,233	16,896	21,712
Borrowings	352	581	88	933	323
Subordinated debentures	5,122	4,982	4,582	10,104	9,107
Total interest expense	13,297	14,636	15,903	27,933	31,142
Net interest income	233,757	244,594	202,552	478,351	401,627
Provision for credit losses	13,903	20,140	6,529	34,043	22,963
Net interest income after provision for credit losses	219,854	224,454	196,023	444,308	378,664
Noninterest income:
Service charges on deposit accounts	3,633	3,856	2,612	7,489	5,186
Other commissions and fees	11,073	11,489	7,123	22,562	12,519
Leased equipment income	8,523	8,244	5,375	16,767	10,757
Gain on sale of loans and leases	388	245	163	633	163
Gain (loss) on sale of securities	478	8,110	(186)	8,588	3,089
FDIC loss sharing expense, net	(6,502)	(2,415)	(5,107)	(8,917)	(9,506)
Other income	4,528	5,010	9,643	9,538	18,286
Total noninterest income	22,121	34,539	19,623	56,660	40,494
Noninterest expense:
Compensation	62,174	61,065	49,033	123,239	96,770
Occupancy	12,193	12,632	10,588	24,825	21,188
Data processing	5,644	5,904	4,402	11,548	8,710
Other professional services	3,223	3,572	3,332	6,795	6,553
Insurance and assessments	4,951	4,965	4,716	9,916	7,741
Intangible asset amortization	4,371	4,746	1,502	9,117	3,003
Leased equipment depreciation	5,286	5,024	3,103	10,310	6,206
Foreclosed assets income, net	(3)	(561)	(2,340)	(564)	(2,004)
Acquisition, integration and reorganization costs	—	200	900	200	2,900
Other expense	12,242	13,141	10,040	25,383	18,569
Total noninterest expense	110,081	110,688	85,276	220,769	169,636
Earnings before income taxes	131,894	148,305	130,370	280,199	249,522
Income tax expense	(49,726)	(57,849)	(45,287)	(107,575)	(91,360)
Net earnings	$82,168	$90,456	$85,083	$172,624	$158,162

Earnings per share:
Basic	$0.68	$0.74	$0.83	$1.42	$1.54
Diluted	$0.68	$0.74	$0.83	$1.42	$1.54
Dividends declared per share	$0.50	$0.50	$0.50	$1.00	$1.00

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(Unaudited)
	(In thousands)
Net earnings	$82,168	$90,456	$85,083	$172,624	$158,162
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	56,514	43,093	(21,213)	99,607	(13,850)
Income tax (expense) benefit related to net unrealized
holding gains (losses) arising during the period	(22,965)	(17,655)	8,614	(40,620)	5,509
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	33,549	25,438	(12,599)	58,987	(8,341)
Reclassification adjustment for net (gains) losses
included in net earnings (1)	(478)	(8,110)	186	(8,588)	(3,089)
Income tax expense (benefit) related to reclassification
adjustment	194	3,323	(76)	3,517	1,305
Reclassification adjustment for net (gains) losses
included in net earnings, net of tax	(284)	(4,787)	110	(5,071)	(1,784)
Other comprehensive income (loss), net of tax	33,265	20,651	(12,489)	53,916	(10,125)
Comprehensive income	$115,433	$111,107	$72,594	$226,540	$148,037
___________________________________

(1)	Entire amounts are recognized in "Gain (loss) on sale of securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2016
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2015	121,413,727	$1,228	$4,405,775	$13,907	$(51,047)	$27,828	$4,397,691
Net earnings	—	—	—	172,624	—	—	172,624
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	53,916	53,916
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	526,013	5	11,595	—	—	—	11,600
Restricted stock surrendered	(119,891)	—	—	—	(4,416)	—	(4,416)
Tax effect from vesting of
restricted stock	—	—	3,683	—	—	—	3,683
Cash dividends paid	—	—	(121,794)	—	—	—	(121,794)
Balance, June 30, 2016	121,819,849	$1,233	$4,299,259	$186,531	$(55,463)	$81,744	$4,513,304

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$172,624	$158,162
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,813	22,087
Provision for credit losses	34,043	22,963
(Gain) loss on sale of foreclosed assets	(534)	126
Provision for losses on foreclosed assets	—	406
Gain on sale of loans and leases	(633)	(163)
Gain on sale of premises and equipment	(23)	(11)
Gain on sale of securities	(8,588)	(3,089)
Unrealized gain on derivatives and foreign currencies, net	(569)	(1,226)
Earned stock compensation	11,600	8,074
Loss on sale of leasing unit	720	—
Tax effect included in stockholders' equity of restricted stock vesting	(3,683)	(401)
Decrease in accrued and deferred income taxes, net	68,466	72,169
(Increase) decrease in other assets	(2,388)	26,443
Decrease in accrued interest payable and other liabilities	(40,683)	(26,541)
Net cash provided by operating activities	274,165	278,999

Cash flows from investing activities:
Net increase in loans and leases	(380,289)	(169,071)
Proceeds from sales of loans and leases	78,888	3,784
Securities available-for-sale:
Proceeds from maturities and paydowns	117,684	63,741
Proceeds from sales	353,374	159,548
Purchases	(177,644)	(375,156)
Net (purchases) redemptions of Federal Home Loan Bank stock	(4,504)	23,359
Proceeds from sales of foreclosed assets	6,602	14,610
Purchases of premises and equipment, net	(3,951)	(3,407)
Proceeds from sales of premises and equipment	24	63
Proceeds from sale of leasing unit	138,955	—
Proceeds from BOLI death benefit	1,853	—
Net increase of equipment leased to others under operating leases	(16,060)	—
Net cash provided by (used in) investing activities	114,932	(282,529)

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	53,387	461,107
Interest-bearing	(569,414)	361,330
Net increase (decrease) in borrowings	298,324	(380,651)
Restricted stock surrendered	(4,416)	(8,336)
Tax effect included in stockholders' equity of restricted stock vesting	3,683	401
Cash dividends paid	(121,794)	(102,916)
Net cash (used in) provided by financing activities	(340,230)	330,935
Net increase in cash and cash equivalents	48,867	327,405
Cash and cash equivalents at beginning of period	396,486	313,226
Cash and cash equivalents at end of period	$445,353	$640,631

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,558	$29,006
Cash paid for income taxes	44,908	6,076
Loans transferred to foreclosed assets	129	3,089

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Organization
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our wholly-owned banking subsidiary, Pacific Western Bank. References to "Pacific Western" or the "Bank" refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to “we,” "us," “our,” or the “Company,” refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the holding company, we are referring to PacWest Bancorp, the parent company, on a stand‑alone basis. As of June 30, 2016, the Company had total assets of $21.1 billion, gross loans and leases of $14.7 billion, total deposits of $15.1 billion and total stockholders' equity of $4.5 billion.
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 79 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. The Bank provides commercial banking services, including real estate, construction, and commercial loans and leases, and comprehensive deposit and treasury management services to small and middle-market businesses. Pacific Western offers additional products and services through its CapitalSource and Square 1 Bank divisions. CapitalSource provides cash flow, asset-based, equipment and real estate loans and treasury management services to established middle-market businesses on a national basis. Square 1 Bank offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of Pacific Western.
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
We have completed 28 acquisitions from May 1, 2000 through June 30, 2016, including the acquisition of Square 1 Financial, Inc. on October 6, 2015. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 2. Acquisitions, for more information about the Square 1 acquisition.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Use of Estimates
We have made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value and useful lives of intangible assets, the realization of deferred tax assets, and the fair value estimates of assets acquired and liabilities assumed in acquisitions. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
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
Note 2.  Acquisitions
Square 1 Financial, Inc. Acquisition
We acquired Square 1 Financial, Inc. ("Square 1") on October 6, 2015. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into Pacific Western. At closing, we formed the Square 1 Bank Division of the Bank to focus on providing a comprehensive suite of financial services to entrepreneurial businesses and their venture capital and private equity investors nationwide. When we refer to Square 1, we are referring to the company acquired on October 6, 2015, and when we refer to the Square 1 Bank Division, we are referring to a division of Pacific Western.
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
CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI as of June 30, 2016 is 5.8 years. The aggregate CDI and CRI amortization expense is expected to be $16.5 million for 2016. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $11.5 million for 2017, $8.8 million for 2018, $6.7 million for 2019, $4.7 million for 2020, and $3.0 million for 2021.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2015	$2,176,291
Reduction due to sale of PWEF leasing unit	(500)
Balance, June 30, 2016	$2,175,791
Through the sale of the PWEF leasing unit, $0.5 million of goodwill was allocated to this business group; such goodwill reduction is included in the $0.7 million loss on sale of the PWEF leasing unit and included in "Other income" in the condensed consolidated statement of earnings.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$93,824	$95,524	$53,090	$95,524	$53,090
Fully amortized portion	(17,311)	—	—	(17,311)	—
Reduction due to sale of PWEF leasing unit	—	(1,700)	—	(1,700)	—
Balance, end of period	76,513	93,824	53,090	76,513	53,090
Accumulated Amortization:
Balance, beginning of period	(45,687)	(42,304)	(37,387)	(42,304)	(35,886)
Amortization	(4,371)	(4,746)	(1,502)	(9,117)	(3,003)
Fully amortized portion	17,311	—	—	17,311	—
Reduction due to sale of PWEF leasing unit	—	1,363	—	1,363	—
Balance, end of period	(32,747)	(45,687)	(38,889)	(32,747)	(38,889)
Net CDI and CRI, end of period	$43,766	$48,137	$14,201	$43,766	$14,201

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Investment Securities
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and carrying values of securities available-for-sale as of the dates indicated:

	June 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and
government-sponsored enterprise
pass-through securities	$509,895	$11,108	$(484)	$520,519	$660,069	$11,517	$(3,746)	$667,840
Government agency and
government-sponsored enterprise
collateralized mortgage obligations	161,207	4,158	(154)	165,211	193,148	2,633	(1,026)	194,755
Private label collateralized
mortgage obligations	144,935	5,385	(751)	149,569	140,065	5,837	(1,106)	144,796
Municipal securities	1,449,194	104,093	(1)	1,553,286	1,508,968	39,435	(1,072)	1,547,331
Government agency and
government-sponsored enterprise
commercial mortgage-backed
securities	449,096	15,584	(281)	464,399	392,729	1,509	(2,797)	391,441
Corporate debt securities	47,218	935	(1,426)	46,727	49,047	327	(950)	48,424
Collateralized loan obligations	155,309	376	(1,798)	153,887	133,192	128	(1,131)	132,189
SBA securities	195,621	1,977	(297)	197,301	211,946	41	(830)	211,157
US Treasury securities	—	—	—	—	70,196	—	(816)	69,380
Government-sponsored enterprise debt
securities	—	—	—	—	36,302	611	—	36,913
Asset-backed and other securities	96,910	439	(702)	96,647	116,723	119	(1,631)	115,211
Total	$3,209,385	$144,055	$(5,894)	$3,347,546	$3,512,385	$62,157	$(15,105)	$3,559,437
As of June 30, 2016, securities available‑for‑sale with a carrying value of $442.9 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the three months ended June 30, 2016, we sold $9.9 million of primarily municipal securities for a gross realized gain of $0.6 million and a gross realized loss of $0.1 million. During the three months ended June 30, 2015, we sold $14.8 million of municipal securities for a gross realized gain of $0.1 million and a gross realized loss of $0.3 million.
During the six months ended June 30, 2016, we sold $344.8 million of various securities, primarily government agency and government-sponsored enterprise ("GSE") pass-through securities and collateralized mortgage obligations, U.S. Treasury securities and GSE debt securities, for a gross realized gain of $9.5 million and a gross realized loss of $0.9 million. During the six months ended June 30, 2015, we sold $156.5 million of government agency and GSE pass-through securities, corporate debt securities, and municipal securities for a gross realized gain of $3.8 million and a gross realized loss of $0.7 million.

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

	June 30, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type:	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass-through
securities	$142,069	$(465)	$4,618	$(19)	$146,687	$(484)
Government agency and government-
sponsored enterprise collateralized
mortgage obligations	31,379	(154)	—	—	31,379	(154)
Private label collateralized mortgage
obligations	49,862	(534)	3,058	(217)	52,920	(751)
Municipal securities	7,465	(1)	—	—	7,465	(1)
Government agency and government-
sponsored enterprise commercial
mortgage-backed securities	43,039	(281)	—	—	43,039	(281)
Corporate debt securities	28,792	(1,426)	—	—	28,792	(1,426)
Collateralized loan obligations	58,145	(685)	53,825	(1,113)	111,970	(1,798)
SBA securities	53,519	(297)	—	—	53,519	(297)
Asset-backed and other securities	41,628	(170)	20,993	(532)	62,621	(702)
Total	$455,898	$(4,013)	$82,494	$(1,881)	$538,392	$(5,894)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type:	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass-through
securities	$352,042	$(3,480)	$9,342	$(266)	$361,384	$(3,746)
Government agency and government-
sponsored enterprise collateralized
mortgage obligations	117,786	(1,026)	—	—	117,786	(1,026)
Private label collateralized mortgage
obligations	93,533	(1,000)	1,638	(106)	95,171	(1,106)
Municipal securities	126,892	(1,061)	531	(11)	127,423	(1,072)
Government agency and government-
sponsored enterprise commercial
mortgage-backed securities	236,098	(2,156)	14,230	(641)	250,328	(2,797)
US Treasury securities	69,380	(816)	—	—	69,380	(816)
Corporate debt securities	29,379	(950)	—	—	29,379	(950)
Collateralized loan obligations	100,993	(1,131)	—	—	100,993	(1,131)
SBA securities	179,942	(830)	—	—	179,942	(830)
Asset-backed and other securities	71,619	(1,182)	16,091	(449)	87,710	(1,631)
Total	$1,377,664	$(13,632)	$41,832	$(1,473)	$1,419,496	$(15,105)
We reviewed the securities that were in a loss position at June 30, 2016, and concluded their unrealized losses were not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Such unrealized losses were a result of the level of market interest rates and pricing changes caused by shifting supply and demand dynamics relative to the types of securities. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we occasionally sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2016
	Amortized	Fair
Maturity:	Cost	Value
	(In thousands)
Due in one year or less	$14,761	$14,834
Due after one year through five years	230,982	235,996
Due after five years through ten years	713,952	736,838
Due after ten years	2,249,690	2,359,878
Total securities available-for-sale	$3,209,385	$3,347,546
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(In thousands)
Taxable interest	$11,406	$11,396	$7,577	$22,802	$15,050
Non-taxable interest	10,503	10,726	4,808	21,229	8,702
Dividend income	511	425	2,185	936	3,013
Total interest income on investment securities	$22,420	$22,547	$14,570	$44,967	$26,765
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
The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	June 30, 2016			December 31, 2015
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,581,646	$120,633	$5,702,279	$5,706,903	$168,725	$5,875,628
Real estate construction and land	706,493	2,700	709,193	534,307	2,656	536,963
Commercial	8,065,687	13,311	8,078,998	7,977,067	17,415	7,994,482
Consumer	212,599	257	212,856	120,793	299	121,092
Total gross loans and leases	14,566,425	136,901	14,703,326	14,339,070	189,095	14,528,165
Deferred fees, net	(61,845)	(21)	(61,866)	(49,861)	(50)	(49,911)
Total loans and leases, net of deferred fees	14,504,580	136,880	14,641,460	14,289,209	189,045	14,478,254
Allowance for loan and lease losses	(132,000)	(11,289)	(143,289)	(105,534)	(9,577)	(115,111)
Total net loans and leases	$14,372,580	$125,591	$14,498,171	$14,183,675	$179,468	$14,363,143

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non‑Purchased Credit Impaired (Non‑PCI) Loans and Leases
The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2016
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$5,400	$14,244	$19,644	$4,446,762	$4,466,406
Residential	442	1,896	2,338	1,094,636	1,096,974
Total real estate mortgage	5,842	16,140	21,982	5,541,398	5,563,380
Real estate construction and land:
Commercial	—	—	—	414,466	414,466
Residential	—	—	—	281,767	281,767
Total real estate construction and land	—	—	—	696,233	696,233
Commercial:
Cash flow	458	1,852	2,310	3,039,552	3,041,862
Asset-based	—	—	—	2,682,264	2,682,264
Venture capital	3,548	—	3,548	1,657,719	1,661,267
Equipment finance	41,361	2,509	43,870	603,070	646,940
Total commercial	45,367	4,361	49,728	7,982,605	8,032,333
Consumer	—	4	4	212,630	212,634
Total Non-PCI loans and leases	$51,209	$20,505	$71,714	$14,432,866	$14,504,580

	December 31, 2015
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,947	$13,075	$17,022	$4,534,936	$4,551,958
Residential	3,391	905	4,296	1,131,809	1,136,105
Total real estate mortgage	7,338	13,980	21,318	5,666,745	5,688,063
Real estate construction and land:
Commercial	—	—	—	343,360	343,360
Residential	—	—	—	184,360	184,360
Total real estate construction and land	—	—	—	527,720	527,720
Commercial:
Cash flow	2,048	1,427	3,475	3,058,793	3,062,268
Asset-based	1	—	1	2,547,532	2,547,533
Venture capital	250	700	950	1,451,477	1,452,427
Equipment finance	359	94	453	889,896	890,349
Total commercial	2,658	2,221	4,879	7,947,698	7,952,577
Consumer	626	1,307	1,933	118,916	120,849
Total Non-PCI loans and leases	$10,622	$17,508	$28,130	$14,261,079	$14,289,209

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
The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2016			December 31, 2015
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$29,183	$4,437,223	$4,466,406	$52,363	$4,499,595	$4,551,958
Residential	4,238	1,092,736	1,096,974	4,914	1,131,191	1,136,105
Total real estate mortgage	33,421	5,529,959	5,563,380	57,277	5,630,786	5,688,063
Real estate construction and land:
Commercial	—	414,466	414,466	—	343,360	343,360
Residential	368	281,399	281,767	372	183,988	184,360
Total real estate construction and land	368	695,865	696,233	372	527,348	527,720
Commercial:
Cash flow	38,146	3,003,716	3,041,862	15,800	3,046,468	3,062,268
Asset-based	1,986	2,680,278	2,682,264	2,505	2,545,028	2,547,533
Venture capital	1,088	1,660,179	1,661,267	124	1,452,303	1,452,427
Equipment finance	52,432	594,508	646,940	51,410	838,939	890,349
Total commercial	93,652	7,938,681	8,032,333	69,839	7,882,738	7,952,577
Consumer	214	212,420	212,634	1,531	119,318	120,849
Total Non-PCI loans and leases	$127,655	$14,376,925	$14,504,580	$129,019	$14,160,190	$14,289,209
At June 30, 2016, nonaccrual loans and leases totaled $127.7 million and included $20.5 million of loans and leases 90 or more days past due, $45.0 million of loans and leases 30 to 89 days past due, and $62.2 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $129.0 million at December 31, 2015, including $16.8 million of the loans and leases 90 or more days past due, $3.6 million of loans and leases 30 to 89 days past due, and $108.6 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.

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

	June 30, 2016			December 31, 2015
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Commercial	$99,573	$4,366,833	$4,466,406	$98,436	$4,453,522	$4,551,958
Residential	15,256	1,081,718	1,096,974	12,627	1,123,478	1,136,105
Total real estate mortgage	114,829	5,448,551	5,563,380	111,063	5,577,000	5,688,063
Real estate construction and land:
Commercial	610	413,856	414,466	571	342,789	343,360
Residential	1,371	280,396	281,767	1,395	182,965	184,360
Total real estate construction and land	1,981	694,252	696,233	1,966	525,754	527,720
Commercial:
Cash flow	212,200	2,829,662	3,041,862	183,726	2,878,542	3,062,268
Asset-based	33,187	2,649,077	2,682,264	19,340	2,528,193	2,547,533
Venture capital	19,758	1,641,509	1,661,267	19,105	1,433,322	1,452,427
Equipment finance	58,705	588,235	646,940	54,054	836,295	890,349
Total commercial	323,850	7,708,483	8,032,333	276,225	7,676,352	7,952,577
Consumer	375	212,259	212,634	2,500	118,349	120,849
Total Non-PCI loans and leases	$441,035	$14,063,545	$14,504,580	$391,754	$13,897,455	$14,289,209
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
Non‑PCI nonaccrual loans and leases and performing troubled debt restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	June 30, 2016			December 31, 2015
		Performing	Total		Performing	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans/Leases	Loans	Loans/Leases	Loans/Leases	Loans	Loans/Leases
	(In thousands)
Real estate mortgage	$33,421	$59,549	$92,970	$57,277	$27,133	$84,410
Real estate construction and land	368	7,130	7,498	372	7,631	8,003
Commercial	93,652	4,799	98,451	69,839	5,221	75,060
Consumer	214	231	445	1,531	197	1,728
Total	$127,655	$71,709	$199,364	$129,019	$40,182	$169,201

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class as of and for the dates indicated:

	June 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$26,853	$28,163	$1,085	$17,967	$19,219	$777
Residential	2,160	2,208	145	2,278	2,435	681
Real estate construction and land:
Residential	740	740	16	747	747	26
Commercial:
Cash flow	26,356	26,989	4,830	14,072	20,312	7,079
Asset-based	2,352	2,766	1,954	3,901	4,423	2,511
Venture capital	1,088	1,090	752	—	—	—
Equipment finance	52,433	59,609	20,088	11,193	11,894	8,032
Consumer	361	368	186	365	372	157
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$54,482	$64,272		$58,678	$68,333
Residential	9,475	14,619		5,487	11,406
Real estate construction and land:
Commercial	6,758	6,756		7,256	7,256
Commercial:
Cash flow	12,512	21,612		2,825	5,121
Asset-based	3,710	3,777		2,729	2,726
Venture capital	—	—		124	125
Equipment finance	—	—		40,216	44,194
Consumer	84	152		1,363	1,945
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$92,970	$109,262	$1,230	$84,410	$101,393	$1,458
Real estate construction and land	7,498	7,496	16	8,003	8,003	26
Commercial	98,451	115,843	27,624	75,060	88,795	17,622
Consumer	445	520	186	1,728	2,317	157
Total	$199,364	$233,121	$29,056	$169,201	$200,508	$19,263

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,
	2016		2015
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$26,853	$258	$14,634	$173
Residential	2,160	14	2,423	8
Real estate construction and land:
Commercial	—	—	392	5
Residential	740	4	755	4
Commercial:
Cash flow	26,356	9	15,688	12
Asset-based	2,352	10	6,090	37
Venture capital	693	—	—	—
Equipment finance	50,390	—	9,178	—
Consumer	359	3	302	2
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$51,378	$778	$32,871	$80
Residential	7,908	46	5,663	7
Real estate construction and land:
Commercial	6,758	56	6,971	58
Commercial:
Cash flow	12,512	1	3,535	38
Asset-based	3,178	42	1,257	17
Equipment finance	—	—	57,873	—
Consumer	82	—	3,359	2
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$88,299	$1,096	$55,591	$268
Real estate construction and land	7,498	60	8,118	67
Commercial	95,481	62	93,621	104
Consumer	441	3	3,661	4
Total	$191,719	$1,221	$160,991	$443
_________________________

(1)	For Non-PCI loans and leases reported as impaired at June 30, 2016 and 2015, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2016		2015
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$23,959	$516	$14,215	$333
Residential	1,609	22	2,305	15
Real estate construction and land:
Commercial	—	—	392	11
Residential	740	8	755	8
Commercial:
Cash flow	17,914	18	15,664	22
Asset-based	2,289	18	5,289	55
Venture capital	347	—	—	—
Equipment finance	48,914	—	6,446	—
Consumer	336	6	302	5
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$52,810	$968	$31,715	$151
Residential	6,796	60	5,082	13
Real estate construction and land:
Commercial	6,758	112	6,971	114
Commercial:
Cash flow	12,432	2	3,535	84
Asset-based	2,710	71	1,123	30
Equipment finance	—	—	32,547	—
Consumer	82	1	3,359	4
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$85,174	$1,566	$53,317	$512
Real estate construction and land	7,498	120	8,118	133
Commercial	84,606	109	64,604	191
Consumer	418	7	3,661	9
Total	$177,696	$1,802	$129,700	$845
_________________________

(1)	For Non-PCI loans and leases reported as impaired at June 30, 2016 and 2015, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions, and debt forgiveness or a combination thereof. The following tables present new troubled debt restructurings of Non-PCI loans for the periods indicated:

	Three Months Ended June 30,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings:	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	1	$1,000	$1,000	3	$1,345	$1,345
Residential	5	4,878	4,878	7	1,131	1,105
Real estate construction and land:
Commercial	—	—	—	2	7,004	7,004
Commercial:
Cash flow	6	30,300	30,300	4	112	112
Asset-based	2	1,504	1,504	6	3,309	3,309
Equipment finance	4	1,624	—	5	49,205	49,205
Consumer	2	738	30	—	—	—
Total	20	$40,044	$37,712	27	$62,106	$62,080

	Six Months Ended June 30,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings:	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	5	$4,140	$4,140	12	$6,506	$6,458
Residential	6	5,043	5,043	12	2,044	1,878
Real estate construction and land:
Commercial	—	—	—	3	9,614	9,614
Commercial:
Cash flow	10	30,557	30,557	8	873	694
Asset-based	4	2,133	2,133	12	4,708	4,708
Equipment finance	6	4,284	2,660	9	53,338	53,338
Consumer	3	798	90	1	91	91
Total	34	$46,955	$44,623	57	$77,174	$76,781

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present troubled debt restructurings that subsequently defaulted for the periods indicated:

	Three Months Ended June 30,
	2016			2015
Troubled Debt Restructurings	Number	Recorded		Number	Recorded
That Subsequently Defaulted:	of Loans	Investment(1)		of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage:
Commercial	2	$2,572		1	$971
Residential	—	—		2	263
Commercial:
Asset-based	—	—		1	375
Equipment finance	1	39,912	(4)	2	1,635
Consumer	—	—		1	16
Total	3	$42,484	(2)	7	$3,260	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at June 30, 2016, and there were no charge-offs.

(3)	Represents the balance at June 30, 2015, and there were no charge-offs.

(4)
The term of the modification for this loan expired in the second quarter of 2016 and was not renewed until the third quarter of 2016. Thus, the loan was in payment default under the loan's original terms at June 30, 2016. As of the date of this filing, the borrower is current in accordance with the renewed contractual terms, which are generally consistent with those of the prior modification.

	Six Months Ended June 30,
	2016			2015
Troubled Debt Restructurings	Number	Recorded		Number	Recorded
That Subsequently Defaulted:	of Loans	Investment(1)		of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage:
Commercial	2	$2,572		1	$971
Residential	—	—		2	263
Commercial:
Asset-based	—	—		1	375
Equipment finance	1	39,912	(4)	2	1,635
Consumer	—	—		1	16
Total	3	$42,484	(2)	7	$3,260	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at June 30, 2016, and there were no charge-offs.

(3)	Represents the balance at June 30, 2015, and there were no charge-offs.

(4)
The term of the modification for this loan expired in the second quarter of 2016 and was not renewed until the third quarter of 2016. Thus, the loan was in payment default under the loan's original terms at June 30, 2016. As of the date of this filing, the borrower is current in accordance with the renewed contractual terms, which are generally consistent with those of the prior modification.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases by portfolio segment and PCI loans for the periods indicated:

	Three Months Ended June 30, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$29,099	$6,876	$83,957	$875	$120,807	$9,554	$130,361
Charge-offs	(866)	—	(655)	(191)	(1,712)	(168)	(1,880)
Recoveries	939	6	312	23	1,280	—	1,280
Provision	159	971	9,790	705	11,625	1,903	13,528
Balance, end of period	$29,331	$7,853	$93,404	$1,412	$132,000	$11,289	$143,289

	Six Months Ended June 30, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$36,654	$7,137	$61,082	$661	$105,534	$9,577	$115,111
Charge-offs	(1,603)	—	(4,700)	(782)	(7,085)	(331)	(7,416)
Recoveries	1,938	158	626	39	2,761	—	2,761
Provision (negative provision)	(7,658)	558	36,396	1,494	30,790	2,043	32,833
Balance, end of period	$29,331	$7,853	$93,404	$1,412	$132,000	$11,289	$143,289

Amount of the allowance
applicable to loans and leases:
Individually evaluated for impairment	$1,230	$16	$27,624	$186	$29,056
Collectively evaluated for impairment	$28,101	$7,837	$65,780	$1,226	$102,944
Acquired loans with deteriorated credit quality						$11,289

The ending balance of the
loan and lease portfolio is
composed of loans and leases:
Individually evaluated for impairment	$92,284	$7,498	$98,247	$394	$198,423
Collectively evaluated for impairment	$5,471,096	$688,735	$7,934,086	$212,240	$14,306,157
Acquired loans with deteriorated credit quality						$136,880
Ending balance of
loans and leases	$5,563,380	$696,233	$8,032,333	$212,634	$14,504,580	$136,880	$14,641,460

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2015
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$30,911	$2,173	$45,794	$802	$79,680	$12,698	$92,378
Charge-offs	(62)	—	(534)	(27)	(623)	—	(623)
Recoveries	200	12	1,744	34	1,990	101	2,091
Provision (negative provision)	(1,141)	1,723	3,527	(109)	4,000	1,529	5,529
Balance, end of period	$29,908	$3,908	$50,531	$700	$85,047	$14,328	$99,375

	Six Months Ended June 30, 2015
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$25,097	$4,248	$39,858	$1,253	$70,456	$13,999	$84,455
Charge-offs	(1,515)	—	(8,929)	(90)	(10,534)	(579)	(11,113)
Recoveries	1,495	644	2,154	228	4,521	112	4,633
Provision (negative provision)	4,831	(984)	17,448	(691)	20,604	796	21,400
Balance, end of period	$29,908	$3,908	$50,531	$700	$85,047	$14,328	$99,375

Amount of the allowance
applicable to loans and leases:
Individually evaluated for impairment	$1,461	$49	$13,305	$193	$15,008
Collectively evaluated for impairment	$28,447	$3,859	$37,226	$507	$70,039
Acquired loans with deteriorated credit quality						$14,328

The ending balance of the
loan and lease portfolio is
composed of loans and leases:
Individually evaluated for impairment	$56,297	$8,118	$98,767	$3,585	$166,767
Collectively evaluated for impairment	$5,354,134	$340,621	$5,867,335	$82,694	$11,644,784
Acquired loans with deteriorated credit quality						$222,638
Ending balance of
loans and leases	$5,410,431	$348,739	$5,966,102	$86,279	$11,811,551	$222,638	$12,034,189

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6.  Foreclosed Assets
The following table summarizes foreclosed assets as of the dates indicated:

	June 30,	December 31,
Property Type:	2016	2015
	(In thousands)
Commercial real estate	$—	$487
Construction and land development	13,800	13,801
Single family residence	852	952
Total other real estate owned, net	14,652	15,240
Other foreclosed assets	1,529	6,880
Total foreclosed assets, net	$16,181	$22,120
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2015	$22,120
Foreclosures	129
Provision for losses	—
Reductions related to sales	(6,068)
Balance, June 30, 2016	$16,181
Note 7. Borrowings and Subordinated Debentures
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$1,208	6.25%	$3,914	5.49%
FHLB secured overnight advance	787,000	0.47%	618,000	0.27%
FHLB unsecured overnight advance	90,000	0.47%	—	—%
American Financial Exchange overnight borrowing	40,000	0.55%	—	—%
Total borrowings	$918,208		$621,914
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of June 30, 2016, this debt had a weighted average remaining maturity of 2.1 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRBSF”), and other financial institutions.
FHLB Secured Lines of Credit. The borrowing arrangement with the FHLB is based on an FHLB program collateralized by a blanket lien on certain qualifying loans that are not pledged to the FRBSF. As of June 30, 2016, the borrowing capacity under the FHLB secured borrowing lines was $2.0 billion. As of June 30, 2016 and December 31, 2015, the balances outstanding were $787.0 million and $618.0 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2016, the Bank had secured borrowing capacity of $1.8 billion collateralized by liens covering $3.0 billion of certain qualifying loans. As of June 30, 2016 and December 31, 2015, there were no balances outstanding.
Federal Funds Arrangements with Commercial Banks. As of June 30, 2016, the Bank had uncommitted unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2016 and December 31, 2015, there were no balances outstanding. In March 2016, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2016, the balance outstanding was $40.0 million.
FHLB Unsecured Line of Credit. The Bank has a $99.0 million unsecured line of credit with the FHLB for the purchase of overnight funds. As of June 30, 2016, the balance outstanding was $90.0 million. As of December 31, 2015, there was no balance outstanding.
Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	June 30, 2016		December 31, 2015		Date	Maturity	Rate Index
Series:	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.76%	$10,310	3.63%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	3.70%	10,310	3.39%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	3.61%	5,155	3.35%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	3.39%	61,856	3.07%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	2.34%	20,619	2.20%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	2.25%	16,495	2.11%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	2.20%	10,310	2.06%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	2.60%	82,475	2.46%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	2.59%	128,866	2.27%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	2.59%	51,545	2.27%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	2.59%	51,550	2.27%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	28,541	1.80%	28,007	1.98%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.59%	16,470	2.27%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	2.59%	6,650	2.27%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	2.59%	39,177	2.27%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	540,329		539,795
Unamortized discount (2)	(101,007)		(103,795)
Net subordinated debentures	$439,322		$436,000
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on subordinated debentures assumed in acquisitions.
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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	June 30,	December 31,
	2016	2015
	(In thousands)
Loan commitments to extend credit	$3,888,686	$3,580,655
Standby letters of credit	210,617	210,292
Commitments to purchase equipment being acquired for lease to others	—	6,663
	$4,099,303	$3,797,610
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
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of June 30, 2016 and December 31, 2015, we had commitments to contribute capital to these entities totaling $27.4 million and $19.2 million. We also had commitments to contribute up to an additional $2.9 million and $2.8 million to 17 and 11 private equity funds at June 30, 2016 and December 31, 2015. We had commitments to purchase approximately $150 million of loans which expire in June 2017. The amount purchased will be based, in part, on the amount of portfolio paydowns which occur during the commitment period.
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

•
Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes municipal securities, government agency and government‑sponsored enterprise residential and commercial mortgage-backed securities, collateralized loan obligations, registered publicly rated private label collateralized mortgage obligations ("CMOs") and asset-backed securitizations.

•
Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data, and includes our non-rated private label CMOs, non-rated private label asset-backed securities, and equity warrants.

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
	June 30, 2016
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential mortgage-backed securities:
Government agency and government‑sponsored enterprise
pass-through securities	$520,519	$—	$520,519	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	165,211	—	165,211	—
Private label collateralized mortgage obligations	149,569	—	80,539	69,030
Municipal securities	1,553,286	—	1,553,286	—
Government agency and government‑sponsored enterprise
commercial mortgage-backed securities	464,399	—	464,399	—
Corporate debt securities	46,727	—	46,727	—
Collateralized loan obligations	153,887	—	153,887	—
SBA securities	197,301	—	197,301	—
Asset-backed and other securities	96,647	2,714	77,797	16,136
Total securities available-for-sale	3,347,546	2,714	3,259,666	85,166
Derivative assets	2,484	—	2,484	—
Equity warrants	5,192	—	—	5,192
Total recurring assets	$3,355,222	$2,714	$3,262,150	$90,358
Derivative liabilities	$2,740	$—	$2,740	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2015
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential mortgage-backed securities:
Government agency and government‑sponsored enterprise
pass-through securities	$667,840	$—	$667,840	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	194,755	—	194,755	—
Private label collateralized mortgage obligations	144,796	—	63,555	81,241
Municipal securities	1,547,331	—	1,547,331	—
Government agency and government‑sponsored enterprise
commercial mortgage-backed securities	391,441	—	391,441	—
Corporate debt securities	48,424	—	48,424	—
Collateralized loan obligations	132,189	—	132,189	—
SBA securities	211,157	—	211,157	—
US Treasury securities	69,380	69,380	—	—
Government‑sponsored enterprise debt securities	36,913	—	36,913	—
Asset-backed and other securities	115,211	2,562	94,449	18,200
Total securities available-for-sale	3,559,437	71,942	3,388,054	99,441
Derivative assets	11,919	—	11,919	—
Equity warrants	4,914	—	—	4,914
Total recurring assets	$3,576,270	$71,942	$3,399,973	$104,355
Derivative liabilities	$1,397	$—	$1,397	$—
There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the six months ended June 30, 2016.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of June 30, 2016:

	Private Label CMOs		Asset-Backed Securities
		Weighted		Weighted
	Range	Average	Range	Average
Unobservable Inputs:	of Inputs	Input	of Inputs	Input
Voluntary annual prepayment speeds	0.9% - 24.5%	11.6%	5% - 40%	14.2%
Annual default rates	0.2% - 14.7%	1.9%	1% - 8%	3.7%
Loss severity rates	5.4% - 94.1%	23.2%	10% - 91%	52.4%
Discount rates	0.8% - 65.8%	3.7%	1.7% - 4.7%	2.8%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of June 30, 2016:

Equity Warrants
Weighted
Average
Unobservable Inputs:	Input
Volatility	23.8%
Risk-free interest rate	0.8%
Remaining life assumption (in years)	3.7
The following table summarizes activity for our Level 3 private label CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed	Equity
	Label CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2015	$81,241	$18,200	$4,914
Total included in earnings	830	31	88
Total included in other comprehensive income	(1,409)	12	—
Sales	—	—	(922)
Issuances	—	—	1,112
Net settlements	(11,632)	(2,107)	—
Balance, June 30, 2016	$69,030	$16,136	$5,192
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	June 30, 2016
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$95,657	$—	$3,471	$92,186

	Fair Value Measurement as of
	December 31, 2015
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$40,817	$—	$9,367	$31,450
Other real estate owned	14,101	—	14,101	—
Investments carried at cost	107	—	—	107
Total non-recurring	$55,025	$—	$23,468	$31,557

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Losses on Assets Measured on a Non‑Recurring Basis:	2016	2015	2016	2015
	(In thousands)
Impaired Non‑PCI loans	$(603)	$(4,531)	$(16,779)	$(12,573)
Other real estate owned	—	(282)	—	(406)
Total loss	$(603)	$(4,813)	$(16,779)	$(12,979)
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2016:

		Valuation	Unobservable		Weighted
Asset:	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired Non-PCI loans	$52,264	Discounted cash flows	Discount rates	0% - 10.20%	6.71%
	38,775	Third party appraisals	Discounts	9.00% - 10.00%	9.17%
	1,147	Third party appraisals	No discounts
Total non-recurring Level 3	$92,186
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2016
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$226,471	$226,471	$226,471	$—	$—
Interest‑earning deposits in financial institutions	218,882	218,882	218,882	—	—
Securities available‑for‑sale	3,347,546	3,347,546	2,714	3,259,666	85,166
Investment in FHLB stock	24,214	24,214	—	24,214	—
Investments carried at cost	1,773	4,584	—	—	4,584
Loans and leases, net	14,498,171	14,461,301	—	3,471	14,457,830
Derivative assets	2,484	2,484	—	2,484	—
Equity warrants	5,192	5,192	—	—	5,192

Financial Liabilities:
Deposits:
Demand, money market, interest checking,
and savings deposits	12,384,812	12,384,812	—	12,384,812	—
Time deposits	2,763,197	2,762,439	—	2,762,439	—
Borrowings	918,208	918,208	917,000	1,208	—
Subordinated debentures	439,322	423,026	—	423,026	—
Derivative liabilities	2,740	2,740	—	2,740	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2015
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$161,020	$161,020	$161,020	$—	$—
Interest‑earning deposits in financial institutions	235,466	235,466	235,466	—	—
Securities available‑for‑sale	3,559,437	3,559,437	71,942	3,388,054	99,441
Investment in FHLB stock	19,710	19,710	—	19,710	—
Investments carried at cost	2,267	6,789	—	—	6,789
Loans and leases, net	14,363,143	14,393,558	—	9,367	14,384,191
Derivative assets	11,919	11,919	—	11,919	—
Equity warrants	4,914	4,914	—	—	4,914

Financial Liabilities:
Deposits:
Demand, money market, interest checking,
and savings deposits	11,513,826	11,513,826	—	11,513,826	—
Time deposits	4,152,356	4,152,920	—	4,152,920	—
Borrowings	621,914	622,438	618,000	4,438	—
Subordinated debentures	436,000	419,762	—	419,762	—
Derivative liabilities	1,397	1,397	—	1,397	—
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2016, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Earnings Per Share
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$82,168	$90,456	$85,083	$172,624	$158,162
Less: Earnings allocated to unvested restricted stock (1)	(863)	(1,067)	(807)	(1,933)	(1,570)
Net earnings allocated to common shares	$81,305	$89,389	$84,276	$170,691	$156,592

Weighted-average basic shares and unvested restricted
stock outstanding	121,799	121,598	103,030	121,698	103,033
Less: Weighted-average unvested restricted stock
outstanding	(1,481)	(1,392)	(1,060)	(1,436)	(1,091)
Weighted-average basic shares outstanding	120,318	120,206	101,970	120,262	101,942

Basic earnings per share	$0.68	$0.74	$0.83	$1.42	$1.54

Diluted Earnings Per Share:
Net earnings allocated to common shares	$81,305	$89,389	$84,276	$170,691	$156,592

Weighted-average basic shares outstanding	120,318	120,206	101,970	120,262	101,942

Diluted earnings per share	$0.68	$0.74	$0.83	$1.42	$1.54
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
Note 11. Stock-Based Compensation
The Company’s 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of June 30, 2016, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. As of June 30, 2016, there were 12,452,447 shares available for grant under the 2003 Plan.
Restricted stock amortization totaled $6.0 million, $5.0 million, and $4.4 million for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015 and, $11.0 million and $7.5 million for the six months ended June 30, 2016 and 2015. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested time-based restricted stock awards ("TRSAs") and performance-based restricted stock units ("PRSUs") as of June 30, 2016 totaled $51.5 million.
Time-Based Restricted Stock Awards
At June 30, 2016, there were 1,407,486 shares of unvested TRSAs outstanding. The TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon the death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Performance-Based Restricted Stock Units
At June 30, 2016, there were 153,715 shares of unvested PRSUs outstanding. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended.
Note 12.  Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017. Earlier application is permitted only for annual and interim periods beginning after December 31, 2016.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which will significantly change the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. For equity investments with readily determinable fair values, entities must measure these investments at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost, adjusted for changes in observable prices, minus impairment. Changes in measurement under either alternative must be recognized in net income. ASU 2016-01 will be effective for annual and interim periods beginning after December 15, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its financial statements and related disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. ASU 2016-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. The Company is evaluating the effect that ASU 2016-13 will have on its financial statements and related disclosures.
Note 13. Subsequent Events
Common Stock Dividends
On August 1, 2016, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on August 31, 2016 to stockholders of record at the close of business on August 15, 2016.
We have evaluated events that have occurred subsequent to June 30, 2016 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

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
Overview
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles‑based wholly-owned banking subsidiary, Pacific Western Bank. References to "Pacific Western" or the "Bank" refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to “we,” “us,” "our," or the “Company” refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the “holding company,” we are referring to PacWest Bancorp, the parent company, on a stand-alone basis.
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 79 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. The Bank provides commercial banking services, including real estate, construction, and commercial loans and leases, and comprehensive deposit and treasury management services to small and middle-market businesses. Pacific Western offers additional products and services through its CapitalSource and Square 1 Bank divisions. CapitalSource provides cash flow, asset-based, equipment and real estate loans and treasury management services to established middle-market businesses on a national basis. Square 1 Bank offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2016, accounted for 89.4% of our net revenues (net interest income plus noninterest income).
At June 30, 2016, we had total assets of $21.1 billion, including loans and leases, net of deferred fees, of $14.6 billion compared to $21.3 billion of total assets and $14.5 billion of loans and leases, net of deferred fees, at December 31, 2015. Total assets decreased $141.4 million during the six months ended June 30, 2016 due primarily to a decrease of $211.9 million in securities available-for-sale due to sales from ongoing portfolio management activities and a decrease of $102.0 million in the deferred tax asset, offset partially by an increase of $163.2 million in loans and leases, net of deferred fees, due mainly to new production.
At June 30, 2016, we had total liabilities of $16.6 billion, including total deposits of $15.1 billion and borrowings of $918.2 million compared to $16.9 billion of total liabilities, including $15.7 billion of total deposits and $621.9 million of borrowings at December 31, 2015. The $257.0 million decrease in total liabilities since year-end is due to a $1.4 billion decrease in higher-cost time deposits, offset partially by an $840.4 million increase in lower-cost core deposits and a $296.3 million increase in borrowings, primarily overnight FHLB advances. At June 30, 2016, core deposits totaled $11.4 billion or 75% of total deposits and time deposits totaled $2.8 billion or 18% of total deposits.
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

Key Performance Indicators
Among other factors, our operating results depend generally on the following key performance indicators:
The Level of Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income (annualized) expressed as a percentage of average interest‑earning assets. Tax equivalent net interest income is net interest income increased by an adjustment for tax-exempt income on certain municipal securities for which we have utilized a 35% federal statutory tax rate. Tax equivalent net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets. A sustained low interest rate environment combined with low loan growth and high levels of marketplace liquidity may reduce both our net interest income and net interest margin going forward.
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
The Level of Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as loan and lease production and the number and complexity of foreclosed assets. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), and acquisition, integration and reorganization costs) by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain (loss) on sale of securities).
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Efficiency Ratio:		2016	2016	2015	2016	2015
		(Dollars in thousands)
Noninterest expense		$110,081	$110,688	$85,276	$220,769	$169,636
Less:	Intangible asset amortization	4,371	4,746	1,502	9,117	3,003
	Foreclosed assets income, net	(3)	(561)	(2,340)	(564)	(2,004)
	Acquisition, integration, and reorganization costs	—	200	900	200	2,900
Noninterest expense used for efficiency ratio		$105,713	$106,303	$85,214	$212,016	$165,737

Net interest income (tax equivalent)		$238,667	$249,540	$204,721	$488,207	$405,581
Noninterest income		22,121	34,539	19,623	56,660	40,494
Net revenues		260,788	284,079	224,344	544,867	446,075
Less:	Gain (loss) on sale of securities	478	8,110	(186)	8,588	3,089
Net revenues used for efficiency ratio		$260,310	$275,969	$224,530	$536,279	$442,986

Efficiency ratio		40.6%	38.5%	38.0%	39.5%	37.4%
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

•
Core NIM and core loan and lease yield: The NIM and loan and lease yield are impacted by volatility in accelerated accretion of acquisition discounts due to the prepayment of acquired loans and leases. We disclose the core NIM and loan and lease yield to provide an indication of what these measures would be without the effects of accelerated accretion as this indicates a "normalized" measure and a more accurate indicator of future performance. See “- Results of Operations - Net Interest Income” for a reconciliation of these non-GAAP measurements to the GAAP measurements for the periods presented.

•
Adjusted allowance for credit losses to loans and leases: As the allowance for credit losses takes into consideration credit deterioration on acquired loans and leases only after the purchase date and an estimate of credit losses is included in their initial fair values, we disclose two adjusted allowance for credit losses to loans and leases ratios in addition to the allowance for credit losses to loans and leases. The first adjusted allowance for credit losses to loans and leases excludes the allowance related to acquired loans and leases from the numerator and the acquired loans and leases from the denominator. The second ratio excludes the remaining unamortized purchase discount from both the numerator and the denominator. See "- Balance Sheet Analysis - Allowance for Credit Losses on Non-PCI Loans and Leases" for a reconciliation of these non-GAAP measurements to the GAAP measurement as of the dates presented.

The methodology for determining return on average tangible equity, tangible common equity amounts and ratios, tangible book value per share, core NIM, core loan and lease yield, and adjusted allowance for credit losses to loans and leases may differ among companies.
The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the GAAP financial measurements to the non-GAAP financial measurements as of and for the periods indicated:

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Return on Average Tangible Equity		2016	2016	2015	2016	2015
		(Dollars in thousands)
Net earnings		$82,168	$90,456	$85,083	$172,624	$158,162

Average stockholders' equity		$4,483,593	$4,438,602	$3,548,748	$4,461,097	$3,541,088
Less:	Average intangible assets	2,222,007	2,227,520	1,743,340	2,224,764	1,740,407
Average tangible common equity		$2,261,586	$2,211,082	$1,805,408	$2,236,333	$1,800,681

Return on average equity (1)		7.37%	8.20%	9.62%	7.78%	9.01%
Return on average tangible equity (2)		14.61%	16.45%	18.90%	15.52%	17.71%
_____________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

	June 30,	December 31,
Tangible Common Equity:	2016	2015
	(Dollars in thousands, except per share data)
PacWest Bancorp Consolidated:
Stockholders’ equity	$4,513,304	$4,397,691
Less: Intangible assets	2,219,557	2,229,511
Tangible common equity	$2,293,747	$2,168,180
Total assets	$21,147,139	$21,288,490
Less: Intangible assets	2,219,557	2,229,511
Tangible assets	$18,927,582	$19,058,979
Equity to assets ratio	21.34%	20.66%
Tangible common equity ratio(1)	12.12%	11.38%
Book value per share	$37.05	$36.22
Tangible book value per share	$18.83	$17.86
Shares outstanding	121,819,849	121,413,727

Pacific Western Bank:
Stockholder's equity	$4,390,928	$4,276,279
Less: Intangible assets	2,219,557	2,229,511
Tangible common equity	$2,171,371	$2,046,768
Total assets	$21,084,950	$21,180,689
Less: Intangible assets	2,219,557	2,229,511
Tangible assets	$18,865,393	$18,951,178
Equity to assets ratio	20.82%	20.19%
Tangible common equity ratio(1)	11.51%	10.80%
_______________________________________

(1)	Tangible common equity divided by tangible assets.
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

Earnings Performance
The following table presents profitability metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
Profitability Measures:
Diluted earnings per share	$0.68	$0.74	$0.83	$1.42	$1.54
Annualized return on:
Average assets	1.57%	1.72%	2.07%	1.65%	1.95%
Average tangible equity (1)(2)	14.61%	16.45%	18.90%	15.52%	17.71%
Net interest margin (tax equivalent)	5.33%	5.53%	5.89%	5.43%	5.92%
Core net interest margin (tax equivalent) (2)(3)	5.11%	5.10%	5.33%	5.10%	5.38%
Efficiency ratio	40.6%	38.5%	38.0%	39.5%	37.4%
_____________________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	See "Non-GAAP Measurements."

(3)	Excludes accelerated accretion of acquisition discounts from early payoffs of acquired loans.
Second Quarter of 2016 Compared to First Quarter of 2016
Net earnings were $82.2 million, or $0.68 per diluted share for the second quarter of 2016, compared to $90.5 million, or $0.74 per diluted share, for the first quarter of 2016. The quarter‑over‑quarter decrease of $8.3 million in net earnings was due to lower net interest income of $10.8 million and lower noninterest income of $12.4 million, offset by a lower provision for credit losses of $6.2 million and lower noninterest expense of $0.6 million. The decrease in net interest income was attributable to lower accretion on acquired loans, offset by lower interest expense. The decrease in noninterest income was due to lower gain on sales of securities of $7.6 million and higher FDIC loss sharing expense of $4.1 million due mainly to a $6.0 million charge incurred on the early termination of all of our loss sharing agreements with the FDIC in the second quarter of 2016.
Second Quarter of 2016 Compared to Second Quarter of 2015
Net earnings for the second quarter of 2016 were $82.2 million, or $0.68 per diluted share, compared to net earnings for the second quarter of 2015 of $85.1 million, or $0.83 per diluted share. The $2.9 million decrease in net earnings was due to higher noninterest expense of $24.8 million and a higher provision for credit losses of $7.4 million, offset by higher net interest income of $31.2 million and higher noninterest income of $2.5 million. The increase in noninterest expense was due primarily to including the operations of Square 1 subsequent to the October 6, 2015 acquisition date and lower foreclosed assets income of $2.3 million. The increase in net interest income was attributable to higher average interest-earning asset balances and lower interest expense. The increase in noninterest income was due mainly to higher other commissions and fees, higher leased equipment income, and higher foreign currency translation net gains, offset by lower dividends and realized gains on equity investments.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net earnings for the six months ended June 30, 2016 were $172.6 million, or $1.42 per diluted share, compared to net earnings for the six months ended June 30, 2015 of $158.2 million, or $1.54 per diluted share. The $14.5 million increase in net earnings was due to higher net interest income of $76.7 million and higher noninterest income of $16.2 million, offset by higher noninterest expense of $51.1 million and a higher provision for credit losses of $11.1 million. The increase in net interest income was attributable to higher average interest-earning asset balances and lower interest expense. The increase in noninterest income was due mainly to higher other commissions and fees, higher leased equipment income, higher gain on sale of securities, higher service charges on deposit accounts, and higher other income, offset by lower dividends and realized gains on equity investments. The increase in noninterest expense was due primarily to including the operations of Square 1 subsequent to the October 6, 2015 acquisition date, higher loan expense, and higher foreclosed assets expense, offset by lower acquisition, integration and reorganization costs of $2.7 million.

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
The following table presents, for the periods indicated, the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities presented on a tax equivalent basis:

	Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$147,270	$8,484	23.17%	$167,626	$20,072	48.16%	$228,217	$7,894	13.87%
Non-PCI loans and leases	14,321,320	215,842	6.06%	14,303,539	216,303	6.08%	11,879,799	195,887	6.61%
Total loans and leases (1)	14,468,590	224,326	6.24%	14,471,165	236,375	6.57%	12,108,016	203,781	6.75%
Investment securities (2)	3,288,819	27,330	3.34%	3,460,293	27,493	3.20%	1,672,590	16,739	4.01%
Deposits in financial institutions	245,666	308	0.50%	230,293	308	0.54%	161,683	104	0.26%
Total interest‑earning assets (2)	18,003,075	251,964	5.63%	18,161,751	264,176	5.85%	13,942,289	220,624	6.35%
Other assets	2,996,867			3,036,843			2,521,022
Total assets	$20,999,942			$21,198,594			$16,463,311

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking deposits	$1,024,763	501	0.20%	$926,256	383	0.17%	$741,966	202	0.11%
Money market deposits	4,321,533	2,886	0.27%	3,848,753	2,415	0.25%	2,065,190	1,088	0.21%
Savings deposits	766,309	412	0.22%	753,371	444	0.24%	740,878	555	0.30%
Time deposits	3,086,492	4,024	0.52%	3,860,272	5,831	0.61%	5,559,903	9,388	0.68%
Total interest‑bearing deposits	9,199,097	7,823	0.34%	9,388,652	9,073	0.39%	9,107,937	11,233	0.49%
Borrowings	300,428	352	0.47%	494,725	581	0.47%	81,164	88	0.43%
Subordinated debentures	439,081	5,122	4.69%	436,535	4,982	4.59%	432,656	4,582	4.25%
Total interest‑bearing liabilities	9,938,606	13,297	0.54%	10,319,912	14,636	0.57%	9,621,757	15,903	0.66%
Noninterest‑bearing demand deposits	6,437,720			6,273,249			3,157,129
Other liabilities	140,023			166,831			135,677
Total liabilities	16,516,349			16,759,992			12,914,563
Stockholders’ equity	4,483,593			4,438,602			3,548,748
Total liabilities and stockholders’ equity	$20,999,942			$21,198,594			$16,463,311
Net interest income (tax equivalent) (2)		$238,667			$249,540			$204,721
Net interest rate spread			5.09%			5.28%			5.69%
Net interest margin			5.33%			5.53%			5.89%

Total deposits (3)	$15,636,817	$7,823	0.20%	$15,661,901	$9,073	0.23%	$12,265,066	$11,233	0.37%
Funding sources (4)	$16,376,326	$13,297	0.33%	$16,593,161	$14,636	0.35%	$12,778,886	$15,903	0.50%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $4.9 million, $4.9 million, and $2.2 million for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

(3)
Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.

(4)
Funding sources is the sum of total interest-bearing liabilities and noninterest-bearing demand deposits. The cost of funding sources is calculated as annualized total interest expense divided by average funding sources.

	Six Months Ended June 30,
	2016			2015
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$157,448	$28,556	36.47%	$244,343	$18,059	14.90%
Non-PCI loans and leases	14,312,429	432,145	6.07%	11,837,651	387,819	6.61%
Total loans and leases (1)	14,469,877	460,701	6.40%	12,081,994	405,878	6.77%
Investment securities (2)	3,374,556	54,823	3.27%	1,643,169	30,719	3.77%
Deposits in financial institutions	237,980	616	0.52%	97,578	126	0.26%
Total interest‑earning assets (2)	18,082,413	516,140	5.74%	13,822,741	436,723	6.37%
Other assets	3,016,855			2,557,695
Total assets	$21,099,268			$16,380,436

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking deposits	$975,509	885	0.18%	$734,399	396	0.11%
Money market deposits	4,085,143	5,301	0.26%	1,951,275	2,033	0.21%
Savings deposits	759,840	857	0.23%	748,685	1,126	0.30%
Time deposits	3,473,382	9,853	0.57%	5,521,110	18,157	0.66%
Total interest‑bearing deposits	9,293,874	16,896	0.37%	8,955,469	21,712	0.49%
Borrowings	397,576	933	0.47%	251,665	323	0.26%
Subordinated debentures	437,808	10,104	4.64%	432,630	9,107	4.24%
Total interest‑bearing liabilities	10,129,258	27,933	0.55%	9,639,764	31,142	0.65%
Noninterest‑bearing demand deposits	6,355,484			3,053,997
Other liabilities	153,429			145,587
Total liabilities	16,638,171			12,839,348
Stockholders’ equity	4,461,097			3,541,088
Total liabilities and stockholders’ equity	$21,099,268			$16,380,436
Net interest income (tax equivalent) (2)		$488,207			$405,581
Net interest rate spread			5.19%			5.72%
Net interest margin			5.43%			5.92%

Total deposits (3)	$15,649,358	$16,896	0.22%	$12,009,466	$21,712	0.36%
Funding sources (4)	$16,484,742	$27,933	0.34%	$12,693,761	$31,142	0.49%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $9.9 million and $4.0 million for the six months ended June 30, 2016, and June 30, 2015, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

(3)
Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.

(4)
Funding sources is the sum of total interest-bearing liabilities and noninterest-bearing demand deposits. The cost of funding sources is calculated as annualized total interest expense divided by average funding sources.

The tax equivalent net interest margin (“NIM”) and loan and lease yields are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans, which causes volatility from period to period. The effects of this item on the NIM and loan and lease yield are shown in the following table for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
NIM:
Reported	5.33%	5.53%	5.89%	5.43%	5.92%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.22)%	(0.43)%	(0.56)%	(0.33)%	(0.54)%
Core	5.11%	5.10%	5.33%	5.10%	5.38%
Loan and Lease Yield:
Reported	6.24%	6.57%	6.75%	6.40%	6.77%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.27)%	(0.54)%	(0.64)%	(0.41)%	(0.61)%
Core	5.97%	6.03%	6.11%	5.99%	6.16%
The following table presents the impact on tax equivalent net interest income and NIM from all purchase accounting items as indicated in the table below for the periods indicated:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
	(Dollars in thousands)
Impact on Net Interest Income:
Net interest income (tax equivalent)	$238,667	$249,540	$233,959	$195,274	$204,721
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(9,780)	(19,465)	(5,511)	(9,659)	(19,447)
Remaining accretion of Non-PCI loan acquisition
discounts	(6,407)	(8,403)	(10,553)	(7,485)	(8,575)
Total accretion of loan acquisition discounts	(16,187)	(27,868)	(16,064)	(17,144)	(28,022)
Amortization of TruPS discount	1,393	1,395	1,397	1,399	1,400
Accretion of time deposits premium	(172)	(270)	(384)	(576)	(799)
Total purchase accounting adjustments	(14,966)	(26,743)	(15,051)	(16,321)	(27,421)
Net interest income - excluding purchase accounting	$223,701	$222,797	$218,908	$178,953	$177,300

Impact on Net Interest Margin:
Net interest margin (tax equivalent)	5.33%	5.53%	5.22%	5.46%	5.89%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.22)%	(0.43)%	(0.12)%	(0.27)%	(0.56)%
Remaining accretion of Non-PCI loan acquisition
discounts	(0.14)%	(0.19)%	(0.24)%	(0.21)%	(0.25)%
Total accretion of loan acquisition discounts	(0.36)%	(0.62)%	(0.36)%	(0.48)%	(0.81)%
Amortization of TruPS discount	0.03%	0.03%	0.03%	0.04%	0.04%
Accretion of time deposits premium	—%	(0.01)%	(0.01)%	(0.02)%	(0.02)%
Total purchase accounting adjustments	(0.33)%	(0.60)%	(0.34)%	(0.46)%	(0.79)%
Net interest margin - excluding purchase accounting	5.00%	4.93%	4.88%	5.00%	5.10%

Second Quarter of 2016 Compared to First Quarter of 2016
Net interest income decreased by $10.8 million to $233.8 million for the second quarter of 2016 compared to $244.6 million for the first quarter of 2016 due to lower accretion on acquired loans. The decrease in accretion was related mostly to lower accelerated accretion from the payoff of one PCI loan in the first quarter. The loan and lease yield for the second quarter of 2016 was 6.24% compared to 6.57% for the first quarter of 2016. The decrease in the loan and lease yield was due to the lower accretion on acquired loans and the lower yield on new production compared to the current portfolio yield. Total accretion on acquired loans was $16.2 million in the second quarter of 2016 (45 basis points on the loan and lease yield) compared to $27.9 million in the first quarter of 2016 (77 basis points on the loan and lease yield). Excluding accelerated accretion, the core loan and lease yield was 5.97% in the second quarter compared to 6.03% in the first quarter.
The tax equivalent NIM for the second quarter of 2016 was 5.33% compared to 5.53% for the first quarter of 2016. The decrease in the tax equivalent NIM was due to lower accretion on acquired loans. Total accretion on acquired loans contributed 36 basis points to the NIM in the second quarter of 2016 and 62 basis points in the first quarter of 2016. Excluding accelerated accretion, the core NIM was 5.11% for the second quarter and 5.10% for the first quarter. Tax-exempt interest income contributed 11 points to the tax equivalent NIM for the second quarter of 2016 and 11 basis points for the first quarter of 2016.
The cost of total deposits decreased to 0.20% in the second quarter of 2016 from 0.23% in the first quarter of 2016 due to the increased average balance of noninterest-bearing deposits combined with a lower average cost and balance of time deposits.
Second Quarter of 2016 Compared to Second Quarter of 2015
Net interest income increased by $31.2 million to $233.8 million for the second quarter of 2016 compared to $202.6 million for the second quarter of 2015 due mainly to higher average interest-earning asset balances attributable to the Square 1 acquisition, offset partially by lower yields on average loans and leases and investment securities. The loan and lease yield for the second quarter of 2016 was 6.24% compared to 6.75% for the same quarter of 2015. The decrease in the loan and lease yield was due mainly to yields on newly originated loans being lower than the average portfolio yield and the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio, offset by the PCI loan yield being higher in the current period. Total accretion on acquired loans was $16.2 million in the second quarter of 2016 (45 basis points on the loan and lease yield) compared to $28.0 million in the second quarter of 2015 (92 basis points on the loan and lease yield).
The tax equivalent NIM for the second quarter of 2016 was 5.33% compared to 5.89% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to lower yields on new production compared to the average portfolio yield, the lower yield on average investment securities, and the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio, offset by the PCI loan yield being higher in the current period. Total accretion on acquired loans contributed 36 basis points to the NIM for the second quarter of 2016 compared to 81 basis points for the second quarter of 2015. Tax-exempt interest income contributed 11 basis points to the tax equivalent NIM for the second quarter of 2016 and 6 basis points for the second quarter of 2015.
The cost of total deposits decreased to 0.20% for the second quarter of 2016 from 0.37% for the second quarter of 2015 due mainly to the $3.8 billion of lower-cost core deposits added in the Square 1 acquisition, a lower level of higher-cost time deposits, and a lower average cost of interest-bearing deposits.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net interest income increased by $76.7 million to $478.4 million for the six months ended June 30, 2016 compared to $401.6 million for the six months ended June 30, 2015 due mainly to higher average interest-earning asset balances attributable to the Square 1 acquisition, offset partially by lower yields on average loans and leases and investment securities. The loan and lease yield for the first six months of 2016 was 6.40% compared to 6.77% for the same period in 2015. The decrease in the loan and lease yield was due mainly to yields on new production being lower than the average portfolio yield and the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio, offset by the PCI loan yield being higher in the current period. Total accretion on acquired loans was $44.1 million during the six months ended June 30, 2016 (62 basis points on the loan and lease yield) compared to $56.5 million during the six months ended June 30, 2015 (94 basis points on the loan and lease yield).

The tax equivalent NIM for the first six months of 2016 was 5.43% compared to 5.92% for the same period last year. The decrease in the tax equivalent NIM was due mostly to lower yields on new production compared to the average portfolio yield, the lower yield on average investment securities, and the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio, offset by the PCI loan yield being higher in the current period. Total accretion on acquired loans contributed 49 basis points to the NIM for the six months ended June 30, 2016 compared to 83 basis points for the six months ended June 30, 2015. Tax-exempt interest income contributed 11 basis points to the tax equivalent NIM for the first six months of 2016 and 6 basis points for the same period last year.
The cost of total deposits decreased to 0.22% for the six months ended June 30, 2016 from 0.36% for the six months ended June 30, 2015 due mainly to the $3.8 billion of lower-cost core deposits added in the Square 1 acquisition, a lower level of higher-cost time deposits, and a lower average cost of interest-bearing deposits.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for Non‑PCI loans and leases	$11,625	$19,165	$4,000	$30,790	$20,604
Addition to reserve for unfunded loan
commitments	375	835	1,000	1,210	1,563
Total provision for Non‑PCI loans and leases	12,000	20,000	5,000	32,000	22,167
Provision for PCI Loans	1,903	140	1,529	2,043	796
Total provision for credit losses	$13,903	$20,140	$6,529	$34,043	$22,963

Non‑PCI Credit Quality Metrics:
Net charge‑offs (recoveries) on Non-PCI
loans and leases	$432	$3,892	$(1,367)	$4,324	$6,013
Annualized net charge‑offs (recoveries) to
average Non-PCI loans and leases	0.01%	0.11%	(0.05)%	0.06%	0.10%
At period end:
Allowance for credit losses	149,944	138,376	92,921
Non‑PCI nonaccrual loans and leases	127,655	130,418	131,178
Non‑PCI classified loans and leases	441,035	384,698	379,988
Allowance for credit losses to Non‑PCI
loans and leases	1.03%	0.96%	0.78%
Allowance for credit losses to Non‑PCI
nonaccrual loans and leases	117.5%	106.1%	70.8%
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

We recorded a provision for credit losses of $13.9 million in the second quarter of 2016 and $20.1 million in the first quarter of 2016 in accordance with our allowance methodology. The provision for the six months ended June 30, 2016 was $34.0 million compared to $23.0 million in the same period last year and increased due to net portfolio growth, portfolio mix and asset quality, including the level of recoveries and specific reserves.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$3,633	$3,856	$2,612	$7,489	$5,186
Other commissions and fees	11,073	11,489	7,123	22,562	12,519
Leased equipment income	8,523	8,244	5,375	16,767	10,757
Gain on sale of loans and leases	388	245	163	633	163
Gain (loss) on sale of securities	478	8,110	(186)	8,588	3,089
FDIC loss sharing expense, net	(6,502)	(2,415)	(5,107)	(8,917)	(9,506)
Other income:
Dividends and realized gains on equity investments	2,185	246	8,169	2,431	11,646
Foreign currency translation net gains (losses)	324	606	(1,377)	930	1,220
Income recognized on early repayment of leases	27	922	1,648	949	2,384
Other	1,992	3,236	1,203	5,228	3,036
Total noninterest income	$22,121	$34,539	$19,623	$56,660	$40,494

Second Quarter of 2016 Compared to First Quarter of 2016
Noninterest income decreased by $12.4 million to $22.1 million for the second quarter of 2016 compared to $34.5 million for the first quarter of 2016 due mostly to a $7.6 million decrease in net gains on sales of securities and a $4.1 million increase in FDIC loss sharing expense. The second quarter of 2016 included minimal sales of securities compared to $335 million of securities sales in the first quarter resulting in the lower net gains. The second quarter included a $6.0 million pre-tax charge related to the early termination of our loss sharing agreements with the FDIC; there is no similar charge in any other quarters presented. In addition, dividends and gains on equity investments increased by $1.9 million and other income decreased by $1.2 million. First quarter other income included a loan syndication fee ($0.9 million), a death benefit received on a BOLI policy ($0.6 million) and a loss on the sale of the Pacific Western Equipment Finance (“PWEF”) leasing unit ($0.7 million); there were no similar items in the second quarter.

Second Quarter of 2016 Compared to Second Quarter of 2015
Noninterest income increased by $2.5 million to $22.1 million for the second quarter of 2016 compared to $19.6 million for the second quarter of 2015. The increase was due mostly to higher other commissions and fees of $4.0 million, higher leased equipment income of $3.1 million, higher foreign currency translation net gains of $1.7 million, higher service charges on deposit accounts of $1.0 million, and higher other income of $0.8 million, offset by lower dividends and realized gains on equity investments of $6.0 million, lower income recognized on the early repayment of leases of $1.6 million, and higher FDIC loss sharing expense of $1.4 million. The increase in other commissions and fees included $2.1 million from foreign exchange fees and $0.7 million from credit card fee income. Both revenue streams were gained in the Square 1 acquisition. The increase in service charges on deposits was due primarily to increased deposits as a result of the Square 1 acquisition. The increase in FDIC loss sharing expense was due mainly to the $6.0 million charge related to the early termination of our loss sharing agreements with the FDIC in the second quarter of 2016, offset by lower amortization expense of the FDIC loss sharing asset.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Noninterest income increased by $16.2 million to $56.7 million for the six months ended June 30, 2016 compared to $40.5 million for the six months ended June 30, 2015. The increase was due mostly to higher other commissions and fees of $10.0 million, higher leased equipment income of $6.0 million, higher gain on sales of securities of $5.5 million, higher service charges on deposit accounts of $2.3 million, and higher other income of $2.2 million, offset by lower dividends and realized gains on equity investments of $9.2 million. The increase in other commissions and fees was comprised mostly of $3.8 million from foreign exchange fees, $1.5 million from credit card fee income, $3.2 million from loan prepayment fees, and $0.8 million from letter of credit fees. The increases in the first two items are due to the Square 1 acquisition. The increase in service charges on deposits was due primarily to increased deposits as a result of the Square 1 acquisition.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(In thousands)
Noninterest Expense:
Compensation	$62,174	$61,065	$49,033	$123,239	$96,770
Occupancy	12,193	12,632	10,588	24,825	21,188
Data processing	5,644	5,904	4,402	11,548	8,710
Other professional services	3,223	3,572	3,332	6,795	6,553
Insurance and assessments	4,951	4,965	4,716	9,916	7,741
Intangible asset amortization	4,371	4,746	1,502	9,117	3,003
Leased equipment depreciation	5,286	5,024	3,103	10,310	6,206
Foreclosed assets income, net	(3)	(561)	(2,340)	(564)	(2,004)
Acquisition, integration and reorganization costs	—	200	900	200	2,900
Other expense:
Loan expense	2,323	2,155	1,486	4,478	1,825
Other	9,919	10,986	8,554	20,905	16,744
Total noninterest expense	$110,081	$110,688	$85,276	$220,769	$169,636

The following table presents the components of foreclosed assets (income) expense, net for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(In thousands)
Foreclosed Assets (Income) Expense:
Provision for losses	$—	$—	$282	$—	$406
Operating (income) expense	27	(57)	(2,642)	(30)	(2,536)
(Gain) loss on sale	(30)	(504)	20	(534)	126
Total foreclosed assets (income) expense, net	$(3)	$(561)	$(2,340)	$(564)	$(2,004)

Second Quarter of 2016 Compared to First Quarter of 2016
Noninterest expense decreased by $0.6 million to $110.1 million for the second quarter of 2016 compared to $110.7 million for the first quarter of 2016. Noninterest expense decreased in most expense categories in the second quarter due partly to the sale of the PWEF leasing unit at the end of the first quarter. Compensation expense increased $1.1 million due mostly to higher stock-based compensation and incentive expense offset by lower payroll tax expense. Foreclosed assets income is lower by $0.6 million due to lower gains on foreclosed asset sales compared to the prior quarter.
Second Quarter of 2016 Compared to Second Quarter of 2015
Noninterest expense increased by $24.8 million to $110.1 million for the second quarter of 2016 compared to $85.3 million for the second quarter of 2015. The increase was due primarily to including the operations of Square 1 subsequent to its October 6, 2015 acquisition date and lower foreclosed assets income of $2.3 million. Foreclosed assets income decreased in the second quarter of 2016 because we had fewer foreclosed properties generating income than in the prior period.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Noninterest expense increased by $51.1 million to $220.8 million for the six months ended June 30, 2016 compared to $169.6 million for the six months ended June 30, 2015. The increase was due primarily to including the operations of Square 1 subsequent to its October 6, 2015 acquisition date and higher loan-related expense of $2.7 million, offset by lower acquisition, integration and reorganization costs of $2.7 million. Loan-related expense increased due to lower recoveries of legal costs; the first six months of 2015 included a $1.7 million recovery of legal costs on a single matter.
Income Taxes
The effective tax rate for the second quarter of 2016 was 37.7% compared to 39.0% for the first quarter of 2016 and 34.7% for the second quarter of 2015. The expected effective tax rate for the calendar year 2016 remains around 39%. The Company's blended statutory tax rate for federal and state is 41%.

Balance Sheet Analysis
Investment Portfolio
The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	June 30, 2016
	Amortized	Fair		Duration
Security Type:	Cost	Value	Yield(1)(2)	(in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise
pass through securities	$509,895	$520,519	2.12%	2.8
Government agency and government-sponsored enterprise
collateralized mortgage obligations	161,207	165,211	1.95%	2.1
Private label collateralized mortgage obligations	144,935	149,569	5.72%	2.1
Municipal securities	1,449,194	1,553,286	3.99%	6.4
Government agency and government-sponsored enterprise
commercial mortgage-backed securities	449,096	464,399	2.58%	5.1
Corporate debt securities	47,218	46,727	7.56%	5.2
Collateralized loan obligations	155,309	153,887	2.89%	0.1
SBA securities	195,621	197,301	1.21%	1.9
Asset-backed and other securities	96,910	96,647	2.78%	2.4
Total securities available-for-sale	$3,209,385	$3,347,546	3.25%	4.6
______________________________________

(1)	Represents the yield for the month of June 30, 2016.

(2)	Tax-equivalent basis.
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	June 30, 2016
	Carrying	% of
Municipal Securities by State:	Value	Total
	(Dollars in thousands)
California	$219,486	14%
New York	190,421	12%
Washington	174,294	11%
Texas	119,333	8%
Ohio	99,288	6%
District of Columbia	69,415	4%
Massachusetts	68,739	4%
Florida	54,450	4%
Oregon	45,817	3%
Illinois	40,804	3%
Total of 10 largest states	1,082,047	69%
All other states	471,239	31%
Total municipal securities	$1,553,286	100%

Loans and Leases
The following table presents the composition of our total loans and leases as of the dates indicated:

	June 30, 2016		March 31, 2016		December 31, 2015
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$1,152,433	8%	$1,184,380	8%	$1,230,787	9%
Hospitality	712,900	5%	690,097	5%	656,750	5%
SBA program	473,465	3%	468,281	3%	473,960	3%
Other commercial real estate	2,180,411	15%	2,297,618	16%	2,284,036	16%
Total commercial real estate	4,519,209	31%	4,640,376	32%	4,645,533	33%
Income producing residential	1,011,651	7%	982,116	7%	1,035,164	7%
Owner-occupied residential	153,133	1%	167,882	1%	176,045	1%
Total residential real estate	1,164,784	8%	1,149,998	8%	1,211,209	8%
Total real estate mortgage	5,683,993	39%	5,790,374	40%	5,856,742	41%
Real estate construction and land:
Commercial	417,144	3%	308,191	2%	345,991	2%
Residential	281,788	2%	269,965	2%	184,382	1%
Total real estate construction and land	698,932	5%	578,156	4%	530,373	3%
Total real estate loans	6,382,925	44%	6,368,530	44%	6,387,115	44%
Commercial:
Technology cash flow	1,002,709	7%	993,110	7%	978,283	7%
Security cash flow	430,591	3%	467,563	3%	450,544	3%
Healthcare cash flow	821,698	6%	931,701	7%	865,355	6%
Other cash flow	793,441	5%	781,094	5%	779,783	5%
Total cash flow	3,048,439	21%	3,173,468	22%	3,073,965	21%
Lender finance & timeshare	1,730,870	12%	1,641,294	11%	1,587,577	11%
Healthcare asset-based	214,242	1%	207,231	1%	228,445	2%
Other asset-based	738,801	5%	741,073	5%	731,643	5%
Total asset-based	2,683,913	18%	2,589,598	17%	2,547,665	18%
Equity funds group	270,722	2%	204,299	1%	228,863	2%
Early stage	369,803	3%	362,421	3%	347,298	2%
Expansion stage	725,482	5%	654,398	5%	600,541	4%
Later stage	300,345	2%	286,670	2%	281,311	2%
Venture capital	1,666,352	12%	1,507,788	11%	1,458,013	10%
Equipment finance	646,940	4%	733,228	5%	890,349	6%
Total commercial	8,045,644	55%	8,004,082	55%	7,969,992	55%
Consumer	212,891	1%	110,905	1%	121,147	1%
Total loans and leases, net of deferred fees	$14,641,460	100%	$14,483,517	100%	$14,478,254	100%

Our real estate loan portfolio exposes us to risks associated with mortgage loans on commercial property. Commercial real estate mortgage loan repayments typically do not rely on the sale of the underlying collateral, but instead rely on the income producing potential of the collateral as the source of repayment. However, due to the loan amortization period generally being greater than the contractual loan term, the borrower may be required to refinance the loan, either with us or another lender, or pay off the loan, by selling the underlying collateral. Our commercial-related real estate loans do not expose us to risks generally associated with residential mortgage loans such as option adjustable-rate mortgage ("ARM"), interest-only, or subprime mortgage loans.

The following table presents the geographic composition of our real estate loans by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	June 30, 2016		December 31, 2015
		% of		% of
Real Estate Loans by State:	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$3,348,683	52.4%	$3,121,801	48.9%
Florida	458,081	7.2%	488,793	7.6%
New York	447,273	7.0%	315,433	4.9%
Texas	227,387	3.6%	342,815	5.4%
Pennsylvania	227,284	3.6%	215,945	3.4%
Virginia	185,301	2.9%	182,040	2.8%
Illinois	145,458	2.3%	157,431	2.5%
New Jersey	121,289	1.9%	120,793	1.9%
Maryland	117,691	1.8%	71,747	1.1%
Indiana	80,918	1.3%	89,019	1.4%
Total of 10 largest states	5,359,365	84.0%	5,105,817	79.9%
All other states	1,023,560	16.0%	1,281,298	20.1%
Total real estate loans	$6,382,925	100.0%	$6,387,115	100.0%
The following table presents a roll forward of the loan and lease portfolio for the period indicated:

Three Months Ended
Loan and Lease Roll Forward: (1)	June 30, 2016
(Dollars in thousands)
Beginning balance	$14,483,517
New production	931,423
Existing loans and leases:
Principal repayments, net(2)	(720,003)
Loan and lease sales	(51,597)
Charge-offs	(1,880)
Ending balance	$14,641,460

Weighted average yield on new production	5.06%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal repayments on existing loans, changes in revolving lines of credit (repayments and draws), loan participation sales and other changes within the loan portfolio.

Credit Exposure Affected by Low Oil Prices
At June 30, 2016, we had 19 outstanding loan and lease relationships totaling $116.9 million to borrowers and lessees primarily involved in the oil and gas industry down from $137.3 million at December 31, 2015. The obligors under these loans and leases either conduct oil and gas extraction or provide industrial support services to such types of businesses. The collateral for these loans and leases includes primarily equipment, such as drilling and mining equipment and transportation vehicles, used directly and indirectly in these activities. At June 30, 2016, five relationships totaling $48.5 million were on nonaccrual status and were classified, up from three relationships totaling $47.1 million at December 31, 2015. The largest of these relationships had an aggregate outstanding balance of $39.9 million at June 30, 2016. Reserves related to our total oil and gas services industry exposure were approximately 18% at June 30, 2016, which included reserves of approximately 34% related to our impaired oil and gas services industry exposure. Unfunded commitments related to the oil and gas portfolio totaled $21.0 million at June 30, 2016 and relate to three relationships governed with a borrowing base for accounts receivable and inventory.
The following table presents loan and lease relationships with exposure to the oil and gas industry as of the date indicated:

	June 30, 2016
	Obligors	Amount	% of Total
	(Dollars in thousands)
Nonaccrual	5	$48,471	42%
Large, rated companies(1)	3	45,757	39%
All others(2)	11	22,644	19%
Total oil & gas support services	19	$116,872	100%
_______________________________________

(1)	Borrowing entity or obligor contractual counterpart rated BB- or higher.

(2)	Average relationship balance of approximately $2.1 million.
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

The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Non-PCI Allowance for Credit Losses Data:	2016	2016	2015	2015
	(Dollars in thousands)
Allowance for loan and lease losses	$132,000	$120,807	$105,534	$85,047
Reserve for unfunded loan commitments	17,944	17,569	16,734	7,874
Total allowance for credit losses	$149,944	$138,376	$122,268	$92,921

Allowance for credit losses to loans and leases	1.03%	0.96%	0.85%	0.78%
Allowance for credit losses to nonaccrual loans and leases	117.5%	106.1%	94.8%	70.8%
All acquired loans are recorded initially at their estimated fair value with such initial fair value including an estimate of credit losses. Two additional credit coverage ratios shown in the table below are presented to give an indication of overall credit risk coverage:

	June 30, 2016			March 31, 2016
	Non-PCI			Non-PCI
Non-PCI Adjusted Allowance for	Loans and	Allowance/	Coverage	Loans and	Allowance/	Coverage
Credit Losses to Loans and Leases:	Leases	Discount	Ratio	Leases	Discount	Ratio
	(Dollars in thousands)
Adjustment for acquired loans and leases
and related allowance:
Ending balance	$14,566,425	$149,944	1.03%	$14,365,915	$138,376	0.96%
Acquired loans and leases	(5,131,674)	(37,440)		(5,468,875)	(34,231)
Adjusted balance	$9,434,751	$112,504	1.19%	$8,897,040	$104,145	1.17%

Adjustment for unamortized purchase
discount on acquired loans and leases:
Ending balance	$14,566,425	$149,944	1.03%	$14,365,915	$138,376	0.96%
Unamortized purchase discount	65,391	65,391		78,761	78,761
Adjusted balance	$14,631,816	$215,335	1.47%	$14,444,676	$217,137	1.50%
The first additional credit coverage ratio calculation makes adjustments for acquired loans and leases and the related allowance. Our Non‑PCI loans and leases at June 30, 2016, included $5.1 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non‑PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At June 30, 2016, our allowance for credit losses included $37.4 million related to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non‑PCI loans and leases and the related allowance is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non‑PCI loans and leases of 1.19% at June 30, 2016; at March 31, 2016, this ratio was 1.17%.
The second additional credit coverage ratio calculation makes an adjustment for the unamortized purchase discount on acquired loans and leases. Our acquired Non-PCI loans and leases included an unamortized purchase discount of $65.4 million at June 30, 2016, which is assigned specifically to those loans and leases only. Such discount represents the acquisition date fair value adjustment based on market, liquidity, interest rate and credit risk. When the unamortized purchase discount is added back separately to both our Non-PCI loans and leases and allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non-PCI loans and leases of 1.47% at June 30, 2016; at March 31, 2016, this ratio was 1.50%.

The unamortized purchase discount is being accreted to interest income over the remaining life of the respective loans and leases primarily using the interest method. Use of the interest method results in steadily declining amounts being taken into income in each reporting period. The remaining discount of $65.4 million at June 30, 2016 is expected to be substantially accreted to income by the end of 2018.
The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Non-PCI Allowance for Credit Losses:	2016	2016	2015	2016	2015
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$138,376	$122,268	$86,554	$122,268	$76,767
Provision for credit losses:
Addition to allowance for loan and lease losses	11,625	19,165	4,000	30,790	20,604
Addition to reserve for unfunded
loan commitments	375	835	1,000	1,210	1,563
Provision for credit losses	12,000	20,000	5,000	32,000	22,167
Loans and leases charged off:
Real estate mortgage	(866)	(737)	(62)	(1,603)	(1,515)
Commercial	(655)	(4,045)	(534)	(4,700)	(8,929)
Consumer	(191)	(591)	(27)	(782)	(90)
Total loans and leases charged off	(1,712)	(5,373)	(623)	(7,085)	(10,534)
Recoveries on loans charged off:
Real estate mortgage	939	999	200	1,938	1,495
Real estate construction and land	6	152	12	158	644
Commercial	312	314	1,744	626	2,154
Consumer	23	16	34	39	228
Total recoveries on loans charged off	1,280	1,481	1,990	2,761	4,521
Net (charge-offs) recoveries	(432)	(3,892)	1,367	(4,324)	(6,013)
Allowance for credit losses, end of period	$149,944	$138,376	$92,921	$149,944	$92,921

Annualized net charge-offs (recoveries) to
average loans and leases	0.01%	0.11%	(0.05)%	0.06%	0.10%
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
The following table presents the changes in our allowance for credit losses on PCI loans for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
PCI Allowance for Credit Losses:	2016	2016	2015	2016	2015
	(In thousands)
Allowance for credit losses on PCI loans,
beginning of period	$9,554	$9,577	$12,698	$9,577	$13,999
Provision	1,903	140	1,529	2,043	796
Net (charge-offs) recoveries	(168)	(163)	101	(331)	(467)
Allowance for credit losses on PCI loans, end of period	$11,289	$9,554	$14,328	$11,289	$14,328

Nonperforming Assets and Performing Restructured Loans
The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2016	2016	2015	2015
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases	$127,655	$130,418	$129,019	$131,178
Nonaccrual PCI loans(1)	2,025	3,241	4,596	6,016
Total nonaccrual loans and leases	129,680	133,659	133,615	137,194
Non-PCI accruing loans contractually past due 90 days or more	—	2,538	700	—
Foreclosed assets, net	16,181	18,310	22,120	31,668
Total nonperforming assets	$145,861	$154,507	$156,435	$168,862

Performing restructured loans(2)	$71,709	$66,829	$40,182	$38,203
Nonaccrual loans and leases to loans and leases	0.88%	0.92%	0.92%	1.14%
Nonperforming assets to loans and leases and foreclosed assets, net	0.99%	1.06%	1.08%	1.40%
_______________________________________

(1)	Represents legacy CapitalSource Inc. borrowing relationships placed on nonaccrual status as of the acquisition date.

(2)	Excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases and foreclosed assets and totaled $145.9 million at June 30, 2016 compared to $154.5 million at March 31, 2016. The $8.6 million decrease in nonperforming assets during the second quarter of 2016 was due to a $4.0 million decrease in nonaccrual loans and leases, a $2.5 million decrease in Non-PCI accruing loans contractually past due 90 days or more, and a $2.1 million decrease in foreclosed assets. The ratio of nonperforming assets to loans and leases and foreclosed assets decreased to 0.99% at June 30, 2016 from 1.06% at March 31, 2016.
Nonaccrual Loans and Leases
During the second quarter of 2016, nonaccrual loan and leases decreased by $4.0 million to $129.7 million at June 30, 2016 due mainly to $10.9 million in principal payments and other reductions and $0.6 million returned to accrual status, offset by additions of $7.5 million.

The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	June 30, 2016		March 31, 2016		30 - 89 Days Past Due
		% of		% of	June 30,	March 31,
		Loan		Loan	2016	2015
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$29,183	1%	$30,357	1%	$2,126	$4,968
Residential	4,238	—%	5,807	1%	171	730
Total real estate mortgage	33,421	1%	36,164	1%	2,297	5,698
Real estate construction and land:
Commercial	—	—%	—	—%	—	—
Residential	368	—%	370	—%	—	—
Total real estate construction and land	368	—%	370	—%	—	—
Commercial:
Cash flow	38,146	1%	39,665	1%	389	639
Asset-based	1,986	—%	2,046	—%	—	—
Venture capital	1,088	—%	—	—%	3,548	9,554
Equipment finance (1)	52,432	8%	51,247	7%	—	1,870
Total commercial	93,652	1%	92,958	1%	3,937	12,063
Consumer	214	—%	926	1%	—	30
Total Non-PCI loans and leases	$127,655	1%	$130,418	1%	$6,234	$17,791
_______________________________________

(1)	Includes nonaccrual loans and leases to companies involved in the oil and gas industries of $48.5 million and $45.5 million at June 30, 2016 and March 31, 2016.

As of June 30, 2016, the Company's ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $100 million and represented 78.3% of total Non-PCI nonaccrual loans and leases. The largest of these relationships had an aggregate carrying value of $39.9 million. The borrower's business has been adversely affected by low oil prices.
Foreclosed Assets
The following table presents the components of foreclosed assets (primarily other real estate owned, or OREO) as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Property Type:	2016	2016	2015	2015
	(In thousands)
Commercial real estate	$—	$—	$487	$3,704
Construction and land development	13,800	13,800	13,801	18,942
Multi-family	—	—	—	4,551
Single family residence	852	897	952	2,260
Total OREO, net	14,652	14,697	15,240	29,457
Other foreclosed assets	1,529	3,613	6,880	2,211
Total foreclosed assets	$16,181	$18,310	$22,120	$31,668
During the second quarter of 2016, foreclosed assets decreased by $2.1 million to $16.2 million at June 30, 2016 due to sales of $2.1 million.

Performing Restructured Loans
During the second quarter of 2016, Non-PCI performing troubled debt restructured loans increased by $4.9 million to $71.7 million at June 30, 2016. The increase was attributable to new TDRs of $6.5 million and $0.6 million of transfers from nonaccrual restructured loans to performing restructured loans, offset by $2.3 million in payoffs and other reductions. At June 30, 2016, we had $59.5 million in real estate mortgage loans, $7.1 million in real estate construction and land loans, $4.8 million in commercial loans, and $0.2 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the number of performing troubled debt restructured loans were on accrual status prior to the loan modifications and have remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings.
Deposits
The following table presents the balance of each major category of deposits at the dates indicated:

	June 30, 2016		March 31, 2016		December 31, 2015
		% of		% of		% of
Deposit Category:	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$6,222,696	41%	$6,139,963	40%	$6,171,455	39%
Interest checking deposits	1,035,395	7	921,189	6	874,349	5
Money market deposits	3,392,811	22	3,144,843	20	2,782,974	18
Savings deposits	761,090	5	764,323	5	742,795	5
Total core deposits	11,411,992	75	10,970,318	71	10,571,573	67
Brokered non-maturity deposits	972,820	7	985,784	6	942,253	6
Total non-maturity deposits	12,384,812	82	11,956,102	77	11,513,826	73
Time deposits under $100,000	1,114,074	7	1,357,598	9	1,656,227	11
Time deposits $100,000 and over	1,649,123	11	2,127,675	14	2,496,129	16
Total time deposits	2,763,197	18	3,485,273	23	4,152,356	27
Total deposits	$15,148,009	100%	$15,441,375	100%	$15,666,182	100%
Total deposits decreased by $293.4 million during the second quarter to $15.1 billion at June 30, 2016, due mainly to a decrease in time deposits of $722.1 million, offset partially by an increase in core deposits of $441.7 million. At June 30, 2016, core deposits totaled $11.4 billion, or 75% of total deposits, including $6.2 billion of noninterest-bearing demand deposits, or 41% of total deposits.

The following table summarizes the maturities of time deposits, together with their weighted average contractual rate, as of the date indicated:

	June 30, 2016
	Time	Time
	Deposits	Deposits	Total
	Under	$100,000	Time	Contractual
Maturity:	$100,000	or More	Deposits	Rate
	(Dollars in thousands)
Due in three months or less	$509,260	$797,536	$1,306,796	0.51%
Due in over three months through six months	241,605	405,875	647,480	0.49%
Due in over six months through twelve months	259,628	339,701	599,329	0.35%
Due in over 12 months through 24 months	79,726	70,554	150,280	0.65%
Due in over 24 months	23,855	35,457	59,312	0.85%
Total	$1,114,074	$1,649,123	$2,763,197	0.49%

At March 31, 2016	$1,357,598	$2,127,675	$3,485,273	0.61%
Brokered time deposits totaled $151.7 million and $165.5 million at June 30, 2016 and March 31, 2016.
At June 30, 2016 and March 31, 2016, we had $537 million and $733 million, respectively, of time deposits that exceeded the FDIC insurance limit of $250,000, while the remaining $2.2 billion and $2.8 billion of time deposits met or fell below the FDIC insurance limit.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At June 30, 2016, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At June 30, 2016, such disallowed amounts were $11.4 million for the Company and $0.1 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions. The most significant provisions of Basel III which applied to the Company and the Bank were as follows: the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans, and the capital treatment of deferred tax assets and liabilities above certain thresholds.

The following table presents our actual capital amounts and ratios for the Company and the Bank under Basel III as of the dates indicated:

			Well Capitalized
			Minimum		Excess
	Actual		Requirement		Capital
	Amount	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)
June 30, 2016
Tier I Leverage
PacWest Bancorp Consolidated	$2,229,467	11.92%	$934,854	5.00%	$1,294,613
Pacific Western Bank	$2,119,160	11.38%	$930,692	5.00%	$1,188,468
Common Equity Tier I Capital
PacWest Bancorp Consolidated	$2,229,467	12.72%	$1,138,840	6.50%	$1,090,627
Pacific Western Bank	$2,119,160	12.13%	$1,135,251	6.50%	$983,909
Tier I Capital
PacWest Bancorp Consolidated	$2,229,467	12.72%	$1,401,649	8.00%	$827,818
Pacific Western Bank	$2,119,160	12.13%	$1,397,232	8.00%	$721,928
Total Capital
PacWest Bancorp Consolidated	$2,817,781	16.08%	$1,752,061	10.00%	$1,065,720
Pacific Western Bank	$2,280,363	13.06%	$1,746,541	10.00%	$533,822

December 31, 2015
Tier I Leverage
PacWest Bancorp Consolidated	$2,164,152	11.67%	$927,359	5.00%	$1,236,793
Pacific Western Bank	$2,057,546	11.40%	$902,204	5.00%	$1,155,342
Common Equity Tier I Capital
PacWest Bancorp Consolidated	$2,159,741	12.58%	$1,116,069	6.50%	$1,043,672
Pacific Western Bank	$2,057,546	12.03%	$1,111,913	6.50%	$945,633
Tier I Capital
PacWest Bancorp Consolidated	$2,164,152	12.60%	$1,373,623	8.00%	$790,529
Pacific Western Bank	$2,057,546	12.03%	$1,368,508	8.00%	$689,038
Total Capital
PacWest Bancorp Consolidated	$2,687,377	15.65%	$1,717,029	10.00%	$970,348
Pacific Western Bank	$2,189,388	12.80%	$1,710,635	10.00%	$478,753
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2016, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.

Subordinated Debentures
We issued subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $439.3 million at June 30, 2016. At June 30, 2016, none of the trust preferred securities was included in the Company's Tier I capital under the phase-out limitations of Basel III, and $427.1 million was included in Tier II capital.
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
Liquidity
Liquidity Management
The goals of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who have unfunded commitments. We have an Executive Management Asset Liability Management Committee ("Executive ALM Committee"), which is comprised of members of senior management and is responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our Executive ALM Committee meets regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of San Francisco (“FRBSF”), which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $80.0 million with correspondent banks and $99.0 million with the FHLB, both for the purchase of overnight funds. As of June 30, 2016, there was a $90.0 million balance outstanding related to the the FHLB unsecured line of credit. In March 2016, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2016, there was a $40.0 million balance outstanding.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	June 30,	March 31,	December 31,
	2016	2016	2015
	(Dollars in thousands)
Primary Liquidity - On-Balance Sheet:
Cash and due from banks	$226,471	$161,977	$161,020
Interest-earning deposits in financial institutions	218,882	357,541	235,466
Securities available-for-sale	3,347,546	3,240,586	3,559,437
Less: pledged securities	(442,884)	(414,575)	(421,574)
Total primary liquidity	$3,350,015	$3,345,529	$3,534,349

Ratio of primary liquidity to total deposits	22.1%	21.7%	22.6%

	June 30,	March 31,	December 31,
	2016	2016	2015
	(In thousands)
Secondary Liquidity - Off-Balance Sheet
Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$2,043,979	$2,253,307	$2,500,000
Less: secured advances outstanding	(787,000)	(550,000)	(618,000)
Net secured borrowing capacity with the FHLB	1,256,979	1,703,307	1,882,000
Secured borrowing capacity with the FRBSF	1,829,572	2,121,451	2,078,292
Total secondary liquidity	$3,086,551	$3,824,758	$3,960,292
During the three months ended June 30, 2016, the Bank’s primary liquidity increased by $4.5 million due primarily to a $107.0 million increase in investment securities available-for-sale and a $64.5 million increase in cash and due from banks, offset by a $138.7 million decrease in interest-earning deposits in financial institutions and a $28.3 million increase in pledged investment securities available-for-sale. The Bank’s secondary liquidity decreased by $738.2 million during the second quarter due mainly to a $291.9 million decrease in the borrowing capacity on the secured credit line with the FRBSF, a $209.3 million decrease in the borrowing capacity on the secured credit line with the FHLB and a $237.0 million increase in FHLB secured advances outstanding.
At June 30, 2016, certain qualifying loans totaling $3.0 billion were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by a blanket lien on certain qualifying loans that are not pledged to the FRBSF.
In addition to our primary liquidity, the Bank generates liquidity from cash flows from our loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, money market, and savings accounts. At June 30, 2016, such core deposits totaled $11.4 billion and represented 75% of the Bank's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources. See "Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Customer deposit balances may decrease if interest rates increase significantly or if corporate customers move funds from the Bank generally. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.
Our liquidity policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus FHLB borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2016, we were in compliance with all liquidity guidelines established in the liquidity policy.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At June 30, 2016, brokered deposits totaled $1.1 billion, consisting of $151.7 million of brokered time deposits, $972.8 million of non-maturity brokered sweep accounts, and $13.4 million of other brokered deposits. At December 31, 2015, brokered deposits totaled $1.2 billion, consisting of $272.5 million of brokered time deposits, $942.3 million of non-maturity brokered sweep accounts, and $15.3 million of other brokered deposits. The amount of our brokered deposits fluctuates based on market conditions and liquidity and funding needs. Brokered deposits are an effective source of funding due to the large amount of deposits that can be obtained in a short period of time.

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
Dividends paid by California state-chartered banks are regulated by the California Department of Business Oversight (“DBO”) under its general supervisory authority as it relates to a bank’s capital requirements and the FDIC. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three and six months ended June 30, 2016, PacWest received $65.0 million and $129.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $561.9 million at June 30, 2016, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At June 30, 2016, PacWest had $460.2 million in cash, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months. PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	June 30, 2016
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits(1)	$2,553,242	$192,242	$17,691	$—	$2,763,175
Overnight FHLB and American Financial
Exchange borrowings	917,000	—	—	—	917,000
Long-term debt obligations(1)	753	396	59	540,329	541,537
Contractual interest(2)	3,624	2,327	610	—	6,561
Operating lease obligations	24,949	42,714	31,906	35,364	134,933
Other contractual obligations	167,691	26,784	12,572	22,536	229,583
Total	$3,667,259	$264,463	$62,838	$598,229	$4,592,789
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 7, Borrowings and Subordinated Debentures, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, commitments to purchase loans, and commitments under deferred compensation arrangements.
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

Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At June 30, 2016, our loan and lease-related commitments, including standby letters of credit, totaled $4.1 billion. The commitments, which may result in funded loans and leases, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.
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
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency gains of $0.9 million and $1.2 million for the six months ended June 30, 2016 and 2015. In June 2015, we hedged our Euro-denominated subordinated debentures with a cross currency swap to reduce the related foreign currency translation volatility.

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
We evaluated the results of our net interest income simulation ("NII simulation model") and market value of equity models ("MVE model") prepared as of June 30, 2016, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is asset sensitive. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability sensitive profile would suggest that these amounts would decrease. In general, we view the net interest income model results as more relevant to our current operating profile and manage our balance sheet giving priority to this information.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2016. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at June 30, 2016. In order to arrive at the base case, we extend our balance sheet at June 30, 2016 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2016. Based on such repricing, we calculate an estimated net interest income and net interest margin.

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
The following table presents as of June 30, 2016, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points:

	Estimated			Estimated
June 30, 2016	Net Interest	Percentage	Estimated	Net Interest
Interest Rate Scenario:	Income	Change	Net Interest	Margin Change
	(Tax Equivalent)	From Base	Margin	From Base
	(Dollars in millions)

Up 300 basis points	$1,054.7	13.1%	5.79%	0.66%
Up 200 basis points	$1,009.5	8.3%	5.55%	0.42%
Up 100 basis points	$966.1	3.6%	5.32%	0.19%
BASE CASE	$932.2	—	5.13%	—
Down 100 basis points	$919.0	(1.4)%	5.06%	(0.07)%
Down 200 basis points	$914.5	(1.9)%	5.03%	(0.10)%
Down 300 basis points	$910.4	(2.3)%	5.01%	(0.12)%

Total base case year 1 tax equivalent net interest income was relatively unchanged at $932.2 million at June 30, 2016 compared to $932.5 million at March 31, 2016.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. One such scenario provides for market rates to increase during the next six months in accordance with the forward yield curve and thereafter to increase by 25 basis points every six months. The expected first year NII under this alternative rising rate scenario would be approximately 0.6% higher than the base case.
Of the $14.7 billion of total loans in the portfolio, $11.2 billion have variable interest rate terms of which $4.9 billion would immediately reprice at June 30, 2016.

The following table presents variable-rate loans at their floors and the amounts for which the fully-indexed rates would rise off of the floors and reprice as a result of the rate increases shown.

June 30, 2016
Rate
Cumulative	Increase
Amount of	Needed to
Loans	Reprice
(Dollars in millions)
$4,395	100 bps
$4,776	200 bps
$4,903	300 bps
Additionally, certain adjustable-rate hybrid ARM loans do not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to adjustable-rate because the initial fixed-rate term would expire was approximately $126 million, $295 million, and $461 million in the next one, two, and three years. Approximately 67% of the variable and adjustable-rate loans have a LIBOR index rate.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at June 30, 2016.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of June 30, 2016:

					Ratio of
	Estimated	Dollar	Percentage	Percentage	Estimated
June 30, 2016	Market	Change	Change	of Total	Market Value
Interest Rate Scenario:	Value	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Up 300 basis points	$5,403	$133	2.5%	25.6%	119.7%
Up 200 basis points	$5,368	$98	1.9%	25.4%	118.9%
Up 100 basis points	$5,323	$52	1.0%	25.2%	117.9%
BASE CASE	$5,270	$—	—%	24.9%	116.8%
Down 100 basis points	$5,210	$(61)	(1.1)%	24.6%	115.4%
Down 200 basis points	$5,045	$(225)	(4.3)%	23.9%	111.8%
Down 300 basis points	$4,961	$(309)	(5.9)%	23.5%	109.9%

In comparing the June 30, 2016 simulation results to March 31, 2016, our base case market value of equity has increased $130 million while our overall profile has become more asset sensitive. The increased asset sensitivity is primarily due to decreasing the prepayment speed assumption for a portion of the loan portfolio and the shift in deposit mix to higher levels of non-maturity deposits. The increase in base case market value of equity was due primarily to a $57 million increase in the book value of stockholders' equity quarter over quarter and an $85 million increase in the fair value of non-maturity deposits offset partially by an $11 million decrease in the net present value of loans and leases. The fair value of non-maturity deposits increased because of an increase for the average life assumption used to value Square 1 Bank Division core deposits. The net present value of loans and leases declined because of an increase in the discount rate used to value loans, which is derived from the prevailing spread of high yield bonds.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the second quarter of 2016:

Total
	Number of	Average
	Shares	Price Paid
Purchase Dates	Purchased(1)	Per Share
April 1, 2016 - April 30, 2016	—	$—
May 1, 2016 - May 31, 2016	115,162	37.12
June 1, 2016 - June 30, 2016	—	—
Total	115,162	$37.12
__________________________

(1)	Shares repurchased pursuant to net settlement by employees and directors, in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.
ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
2.3	Agreement and Plan of Merger dated March 1, 2015 between PacWest Bancorp and Square 1 Financial, Inc. (Exhibit 2.1 to Form 8-K filed on March 5, 2015 and incorporated herein by this reference).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2
Certificate of Amendment of Certificate of Incorporation of PacWest Bancorp, a Delaware Corporation, dated May 14, 2010 (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).

3.5	Amended and Restated Bylaws of PacWest Bancorp, a Delaware corporation, dated November 5, 2014 (Exhibit 3.5 to Form 10-Q filed on November 7, 2014 and incorporated herein by this reference).
10.1	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, dated May 16, 2016 (Exhibit 10.1 to Form 8-K filed on May 18, 2016 and incorporated herein by this reference).
31.1	Section 302 Certification of Chief Executive Officer. *
31.2	Section 302 Certification of Chief Financial Officer. *
32.1	Section 906 Certification of Chief Executive Officer. *
32.2	Section 906 Certification of Chief Financial Officer. *
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015 and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015 and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements. *

_____________________
* Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

August 8, 2016	/s/ Patrick J. Rusnak
Patrick J. Rusnak
Executive Vice President and Chief Financial Officer