Form 10-Q
period 2016-09-30
PACWEST BANCORP
filed 2016-11-07
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of October 26, 2016, there were 120,279,633 shares of the registrant's common stock outstanding, excluding 1,393,373 shares of unvested restricted stock.

PACWEST BANCORP

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$286,371	$161,020
Interest-earning deposits in financial institutions	253,994	235,466
Total cash and cash equivalents	540,365	396,486
Securities available-for-sale, at fair value	3,341,335	3,559,437
Federal Home Loan Bank stock, at cost	19,386	19,710
Total investment securities	3,360,721	3,579,147
Gross loans and leases	14,806,427	14,528,165
Deferred fees, net	(63,581)	(49,911)
Allowance for loan and lease losses	(147,976)	(115,111)
Total loans and leases, net	14,594,870	14,363,143
Equipment leased to others under operating leases	198,931	197,452
Premises and equipment, net	38,977	39,197
Foreclosed assets, net	15,113	22,120
Goodwill	2,173,949	2,176,291
Core deposit and customer relationship intangibles, net	39,542	53,220
Deferred tax asset, net	27,073	126,389
Other assets	325,750	335,045
Total assets	$21,315,291	$21,288,490

LIABILITIES:
Noninterest-bearing deposits	$6,521,946	$6,171,455
Interest-bearing deposits	9,123,722	9,494,727
Total deposits	15,645,668	15,666,182
Borrowings	541,011	621,914
Subordinated debentures	441,112	436,000
Accrued interest payable and other liabilities	144,905	166,703
Total liabilities	16,772,696	16,890,799

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at September 30, 2016 and December 31,
2015, 123,320,121 and 122,791,729 shares issued, respectively, including 1,397,715 and 1,211,951
shares of unvested restricted stock, respectively)	1,233	1,228
Additional paid-in capital	4,244,521	4,405,775
Retained earnings	280,426	13,907
Treasury stock, at cost (1,502,597 and 1,378,002 shares at September 30, 2016 and December 31, 2015)	(55,658)	(51,047)
Accumulated other comprehensive income, net	72,073	27,828
Total stockholders' equity	4,542,595	4,397,691
Total liabilities and stockholders' equity	$21,315,291	$21,288,490

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$225,370	$224,326	$193,539	$686,071	$599,417
Investment securities	22,187	22,420	13,955	67,154	40,720
Deposits in financial institutions	298	308	178	914	304
Total interest income	247,855	247,054	207,672	754,139	640,441
Interest expense:
Deposits	7,247	7,823	10,400	24,143	32,112
Borrowings	695	352	72	1,628	395
Subordinated debentures	5,278	5,122	4,680	15,382	13,787
Total interest expense	13,220	13,297	15,152	41,153	46,294
Net interest income	234,635	233,757	192,520	712,986	594,147
Provision for credit losses	8,471	13,903	8,746	42,514	31,709
Net interest income after provision for credit losses	226,164	219,854	183,774	670,472	562,438
Noninterest income:
Service charges on deposit accounts	3,488	3,633	2,601	10,977	7,787
Other commissions and fees	12,528	11,073	6,376	35,090	18,895
Leased equipment income	8,538	8,523	5,475	25,305	16,232
Gain on sale of loans and leases	157	388	27	790	190
Gain on sale of securities	382	478	655	8,970	3,744
FDIC loss sharing expense, net	—	(6,502)	(4,449)	(8,917)	(13,955)
Other income	1,827	4,528	5,073	11,365	23,359
Total noninterest income	26,920	22,121	15,758	83,580	56,252
Noninterest expense:
Compensation	62,661	62,174	48,152	185,900	144,922
Occupancy	12,010	12,193	10,762	36,835	31,950
Data processing	6,234	5,644	4,322	17,782	13,032
Other professional services	4,625	3,401	3,396	11,598	9,949
Insurance and assessments	4,324	4,951	3,805	14,240	11,546
Intangible asset amortization	4,224	4,371	1,497	13,341	4,500
Leased equipment depreciation	5,298	5,286	3,162	15,608	9,368
Foreclosed assets (income) expense, net	(248)	(3)	4,521	(812)	2,517
Acquisition, integration and reorganization costs	—	—	747	200	3,647
Other expense	11,582	12,064	9,775	36,787	28,344
Total noninterest expense	110,710	110,081	90,139	331,479	259,775
Earnings before income taxes	142,374	131,894	109,393	422,573	358,915
Income tax expense	(48,479)	(49,726)	(39,777)	(156,054)	(131,137)
Net earnings	$93,895	$82,168	$69,616	$266,519	$227,778

Earnings per share:
Basic	$0.77	$0.68	$0.68	$2.19	$2.21
Diluted	$0.77	$0.68	$0.68	$2.19	$2.21
Dividends declared per share	$0.50	$0.50	$0.50	$1.50	$1.50

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(Unaudited)
	(In thousands)
Net earnings	$93,895	$82,168	$69,616	$266,519	$227,778
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	(15,954)	56,514	14,466	83,653	616
Income tax (expense) benefit related to net unrealized
holding gains (losses) arising during the period	6,509	(22,965)	(5,873)	(34,111)	(364)
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	(9,445)	33,549	8,593	49,542	252
Reclassification adjustment for net (gains) losses
included in net earnings (1)	(382)	(478)	(655)	(8,970)	(3,744)
Income tax expense (benefit) related to reclassification
adjustment	156	194	266	3,673	1,571
Reclassification adjustment for net (gains) losses
included in net earnings, net of tax	(226)	(284)	(389)	(5,297)	(2,173)
Other comprehensive income (loss), net of tax	(9,671)	33,265	8,204	44,245	(1,921)
Comprehensive income	$84,224	$115,433	$77,820	$310,764	$225,857
___________________________________

(1)	Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2016
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2015	121,413,727	$1,228	$4,405,775	$13,907	$(51,047)	$27,828	$4,397,691
Net earnings	—	—	—	266,519	—	—	266,519
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	44,245	44,245
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	528,392	5	17,270	—	—	—	17,275
Restricted stock surrendered	(124,595)	—	—	—	(4,611)	—	(4,611)
Tax effect from vesting of
restricted stock	—	—	4,226	—	—	—	4,226
Cash dividends paid	—	—	(182,750)	—	—	—	(182,750)
Balance, September 30, 2016	121,817,524	$1,233	$4,244,521	$280,426	$(55,658)	$72,073	$4,542,595

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$266,519	$227,778
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	66,114	33,239
Provision for credit losses	42,514	31,709
(Gain) loss on sale of foreclosed assets	(837)	42
Provision for losses on foreclosed assets	—	5,163
Gain on sale of loans and leases	(790)	(190)
Gain on sale of premises and equipment	(23)	(54)
Gain on sale of securities	(8,970)	(3,744)
Unrealized gain on derivatives and foreign currencies, net	(374)	(909)
Earned stock compensation	17,275	11,836
Loss on sale of leasing unit	720	—
Tax effect included in stockholders' equity of restricted stock vesting	(4,226)	(596)
Decrease in accrued and deferred income taxes, net	74,946	108,553
Decrease in other assets	2,070	15,786
Decrease in accrued interest payable and other liabilities	(23,600)	(25,336)
Net cash provided by operating activities	431,338	403,277

Cash flows from investing activities:
Net increase in loans and leases	(514,224)	(612,008)
Proceeds from sales of loans and leases	106,109	10,557
Securities available-for-sale:
Proceeds from maturities and paydowns	184,644	93,389
Proceeds from sales	392,841	212,169
Purchases	(303,742)	(557,769)
Net redemptions of Federal Home Loan Bank stock	324	23,359
Proceeds from sales of foreclosed assets	7,973	18,772
Purchases of premises and equipment, net	(6,185)	(5,872)
Proceeds from sales of premises and equipment	24	108
Proceeds from sale of leasing unit	138,955	—
Proceeds from BOLI death benefit	1,853	—
Net increase of equipment leased to others under operating leases	(15,802)	(26,174)
Net cash used in investing activities	(7,230)	(843,469)

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	352,784	573,101
Interest-bearing	(371,005)	(216,717)
Net (decrease) increase in borrowings	(78,873)	169,095
Common stock repurchased	(4,611)	(8,391)
Tax effect included in stockholders' equity of restricted stock vesting	4,226	596
Cash dividends paid	(182,750)	(154,424)
Net cash (used in) provided by financing activities	(280,229)	363,260
Net increase (decrease) in cash and cash equivalents	143,879	(76,932)
Cash and cash equivalents, beginning of period	396,486	313,226
Cash and cash equivalents, end of period	$540,365	$236,294

Supplemental disclosures of cash flow information:
Cash paid for interest	$41,392	$51,218
Cash paid for income taxes	82,721	13,760
Loans transferred to foreclosed assets	129	13,472
Partnership interest transferred to equipment leased to others under operating leases	—	20,833

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Organization
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our wholly-owned banking subsidiary, Pacific Western Bank. References to "Pacific Western" or the "Bank" refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to “we,” "us," “our,” or the “Company,” refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the holding company, we are referring to PacWest Bancorp, the parent company, on a stand‑alone basis. As of September 30, 2016, the Company had total assets of $21.3 billion, gross loans and leases of $14.8 billion, total deposits of $15.6 billion and total stockholders' equity of $4.5 billion.
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
We have completed 28 acquisitions from May 1, 2000 through September 30, 2016, including the acquisition of Square 1 Financial, Inc. ("Square 1") on October 6, 2015. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 2. Acquisitions, for more information about the Square 1 acquisition.
On March 31, 2016, we sold our Pacific Western Equipment Finance ("PWEF") leasing unit in Midvale, Utah, including approximately $139 million of outstanding lease balances.
Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission ("Form 10-K").
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
As described in Note 2. Acquisitions, the acquired assets and liabilities of Square 1 were measured at their estimated fair values. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period's presentation format. The operating segments previously reported have been aggregated into one segment to conform to the current period's presentation format.
Note 2.  Acquisitions
Square 1 Financial, Inc. Acquisition
We acquired Square 1 on October 6, 2015. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into Pacific Western. At closing, we formed the Square 1 Bank Division of Pacific Western to focus on providing a comprehensive suite of financial services to entrepreneurial businesses and their venture capital and private equity investors nationwide. When we refer to "Square 1", we are referring to the company acquired on October 6, 2015, and when we refer to the "Square 1 Bank Division", we are referring to a division of Pacific Western.
We completed this acquisition to increase our core deposits, expand our nationwide lending platform, and increase our presence in the technology and life-sciences credit markets. The Square 1 acquisition has been accounted for under the acquisition method of accounting. We acquired $4.6 billion of assets and assumed $3.8 billion of liabilities upon closing of the acquisition. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. The application of the acquisition method of accounting resulted in goodwill of $446.1 million. All of the recognized goodwill is expected to be non-deductible for tax purposes.

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
CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI as of September 30, 2016 is 5.6 years. The aggregate CDI and CRI amortization expense is expected to be $16.5 million for 2016. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $11.5 million for 2017, $8.8 million for 2018, $6.7 million for 2019, $4.7 million for 2020, and $3.0 million for 2021.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2015	$2,176,291
Adjustment to acquired Square 1 tax assets	(1,842)
Reduction due to sale of PWEF leasing unit	(500)
Balance, September 30, 2016	$2,173,949
Goodwill adjustments include the finalization of the acquired Square 1 net tax assets and the reduction of goodwill in connection with the sale of the PWEF leasing unit. The finalization of the day 1 fair value of the acquired tax assets is due to completion of the 2015 tax returns. Through the sale of the PWEF leasing unit on March 31, 2016, $0.5 million of goodwill was allocated to this business group; such goodwill reduction is included in the $0.7 million loss on sale of the PWEF leasing unit and included in "Other income" in the condensed consolidated statements of earnings.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$76,513	$93,824	$53,090	$95,524	$53,090
Fully amortized portion	(2,811)	(17,311)	—	(20,122)	—
Reduction due to sale of PWEF leasing unit	—	—	—	(1,700)	—
Balance, end of period	73,702	76,513	53,090	73,702	53,090
Accumulated Amortization:
Balance, beginning of period	(32,747)	(45,687)	(38,889)	(42,304)	(35,886)
Amortization	(4,224)	(4,371)	(1,497)	(13,341)	(4,500)
Fully amortized portion	2,811	17,311	—	20,122	—
Reduction due to sale of PWEF leasing unit	—	—	—	1,363	—
Balance, end of period	(34,160)	(32,747)	(40,386)	(34,160)	(40,386)
Net CDI and CRI, end of period	$39,542	$43,766	$12,704	$39,542	$12,704

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Investment Securities
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and carrying values of securities available-for-sale as of the dates indicated:

	September 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed
securities ("MBS") and collateralized
mortgage obligations ("CMOs"):
Agency MBS	$518,996	$10,639	$(694)	$528,941	$660,069	$11,517	$(3,746)	$667,840
Agency CMOs	154,216	3,196	(181)	157,231	193,148	2,633	(1,026)	194,755
Private label CMOs	133,917	5,377	(669)	138,625	140,065	5,837	(1,106)	144,796
Municipal securities	1,437,952	84,571	(29)	1,522,494	1,508,968	39,435	(1,072)	1,547,331
Agency commercial MBS	517,163	15,299	(1,189)	531,273	392,729	1,509	(2,797)	391,441
Corporate debt securities	47,155	1,856	—	49,011	49,047	327	(950)	48,424
Collateralized loan obligations	155,373	1,511	(237)	156,647	133,192	128	(1,131)	132,189
SBA securities	185,639	1,909	(248)	187,300	211,946	41	(830)	211,157
US Treasury securities	—	—	—	—	70,196	—	(816)	69,380
Agency debt securities	—	—	—	—	36,302	611	—	36,913
Asset-backed and other securities	69,189	722	(98)	69,813	116,723	119	(1,631)	115,211
Total	$3,219,600	$125,080	$(3,345)	$3,341,335	$3,512,385	$62,157	$(15,105)	$3,559,437
As of September 30, 2016, securities available-for-sale with a carrying value of $342.2 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the three months ended September 30, 2016, we sold $39.1 million of securities available-for-sale for a gross realized gain of $1.0 million and a gross realized loss of $0.6 million. During the three months ended September 30, 2015, we sold $52.0 million of securities available-for-sale for a gross realized gain of $0.7 million.
During the nine months ended September 30, 2016, we sold $383.9 million of securities available-for-sale for a gross realized gain of $10.5 million and a gross realized loss of $1.6 million. During the nine months ended September 30, 2015, we sold $208.4 million of securities available-for-sale for a gross realized gain of $4.4 million and a gross realized loss of $0.7 million.

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

	September 30, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type:	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$33,817	$(100)	$130,786	$(594)	$164,603	$(694)
Agency CMOs	18,893	(95)	26,476	(86)	45,369	(181)
Private label CMOs	14,552	(98)	29,058	(571)	43,610	(669)
Municipal securities	5,338	(29)	—	—	5,338	(29)
Agency commercial MBS	77,706	(1,189)	—	—	77,706	(1,189)
Collateralized loan obligations	2,506	(5)	39,197	(232)	41,703	(237)
SBA securities	2,956	(9)	39,842	(239)	42,798	(248)
Asset-backed and other securities	5	(2)	14,974	(96)	14,979	(98)
Total	$155,773	$(1,527)	$280,333	$(1,818)	$436,106	$(3,345)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type:	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$352,042	$(3,480)	$9,342	$(266)	$361,384	$(3,746)
Agency CMOs	117,786	(1,026)	—	—	117,786	(1,026)
Private label CMOs	93,533	(1,000)	1,638	(106)	95,171	(1,106)
Municipal securities	126,892	(1,061)	531	(11)	127,423	(1,072)
Agency commercial MBS	236,098	(2,156)	14,230	(641)	250,328	(2,797)
US Treasury securities	69,380	(816)	—	—	69,380	(816)
Corporate debt securities	29,379	(950)	—	—	29,379	(950)
Collateralized loan obligations	100,993	(1,131)	—	—	100,993	(1,131)
SBA securities	179,942	(830)	—	—	179,942	(830)
Asset-backed and other securities	71,619	(1,182)	16,091	(449)	87,710	(1,631)
Total	$1,377,664	$(13,632)	$41,832	$(1,473)	$1,419,496	$(15,105)
We reviewed the securities that were in a loss position at September 30, 2016, and concluded their unrealized losses were not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Such unrealized losses were a result of the level of market interest rates and pricing changes caused by shifting supply and demand dynamics relative to the types of securities. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we occasionally sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2016
	Amortized	Fair
Maturity:	Cost	Value
	(In thousands)
Due in one year or less	$8,352	$8,562
Due after one year through five years	252,427	259,096
Due after five years through ten years	714,467	738,034
Due after ten years	2,244,354	2,335,643
Total securities available-for-sale	$3,219,600	$3,341,335
Mortgage-backed securities have contractual terms to maturity but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(In thousands)
Taxable interest	$11,446	$11,406	$7,323	$34,248	$22,373
Non-taxable interest	10,333	10,503	6,058	31,562	14,760
Dividend income	408	511	574	1,344	3,587
Total interest income on investment securities	$22,187	$22,420	$13,955	$67,154	$40,720

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
The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	September 30, 2016			December 31, 2015
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,481,922	$104,896	$5,586,818	$5,706,903	$168,725	$5,875,628
Real estate construction and land	843,097	2,423	845,520	534,307	2,656	536,963
Commercial	8,104,711	12,649	8,117,360	7,977,067	17,415	7,994,482
Consumer	256,476	253	256,729	120,793	299	121,092
Total gross loans and leases	14,686,206	120,221	14,806,427	14,339,070	189,095	14,528,165
Deferred fees, net	(63,559)	(22)	(63,581)	(49,861)	(50)	(49,911)
Total loans and leases, net of deferred fees	14,622,647	120,199	14,742,846	14,289,209	189,045	14,478,254
Allowance for loan and lease losses	(136,747)	(11,229)	(147,976)	(105,534)	(9,577)	(115,111)
Total net loans and leases	$14,485,900	$108,970	$14,594,870	$14,183,675	$179,468	$14,363,143

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non‑Purchased Credit Impaired (Non‑PCI) Loans and Leases
The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2016
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$10,489	$5,772	$16,261	$4,262,571	$4,278,832
Residential	266	2,520	2,786	1,183,323	1,186,109
Total real estate mortgage	10,755	8,292	19,047	5,445,894	5,464,941
Real estate construction and land:
Commercial	1,245	—	1,245	507,166	508,411
Residential	—	—	—	323,104	323,104
Total real estate construction and land	1,245	—	1,245	830,270	831,515
Commercial:
Cash flow	66	2,128	2,194	3,063,297	3,065,491
Asset-based	6,644	15	6,659	2,565,142	2,571,801
Venture capital	—	1,095	1,095	1,760,517	1,761,612
Equipment finance	3,304	350	3,654	667,129	670,783
Total commercial	10,014	3,588	13,602	8,056,085	8,069,687
Consumer	—	4	4	256,500	256,504
Total Non-PCI loans and leases	$22,014	$11,884	$33,898	$14,588,749	$14,622,647

	December 31, 2015
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,947	$13,075	$17,022	$4,534,936	$4,551,958
Residential	3,391	905	4,296	1,131,809	1,136,105
Total real estate mortgage	7,338	13,980	21,318	5,666,745	5,688,063
Real estate construction and land:
Commercial	—	—	—	343,360	343,360
Residential	—	—	—	184,360	184,360
Total real estate construction and land	—	—	—	527,720	527,720
Commercial:
Cash flow	2,048	1,427	3,475	3,058,793	3,062,268
Asset-based	1	—	1	2,547,532	2,547,533
Venture capital	250	700	950	1,451,477	1,452,427
Equipment finance	359	94	453	889,896	890,349
Total commercial	2,658	2,221	4,879	7,947,698	7,952,577
Consumer	626	1,307	1,933	118,916	120,849
Total Non-PCI loans and leases	$10,622	$17,508	$28,130	$14,261,079	$14,289,209

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
The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2016			December 31, 2015
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$74,606	$4,204,226	$4,278,832	$52,363	$4,499,595	$4,551,958
Residential	5,089	1,181,020	1,186,109	4,914	1,131,191	1,136,105
Total real estate mortgage	79,695	5,385,246	5,464,941	57,277	5,630,786	5,688,063
Real estate construction and land:
Commercial	1,245	507,166	508,411	—	343,360	343,360
Residential	366	322,738	323,104	372	183,988	184,360
Total real estate construction and land	1,611	829,904	831,515	372	527,348	527,720
Commercial:
Cash flow	27,831	3,037,660	3,065,491	15,800	3,046,468	3,062,268
Asset-based	4,044	2,567,757	2,571,801	2,505	2,545,028	2,547,533
Venture capital	10,782	1,750,830	1,761,612	124	1,452,303	1,452,427
Equipment finance	46,916	623,867	670,783	51,410	838,939	890,349
Total commercial	89,573	7,980,114	8,069,687	69,839	7,882,738	7,952,577
Consumer	206	256,298	256,504	1,531	119,318	120,849
Total Non-PCI loans and leases	$171,085	$14,451,562	$14,622,647	$129,019	$14,160,190	$14,289,209
At September 30, 2016, nonaccrual loans and leases totaled $171.1 million and included $11.9 million of loans and leases 90 or more days past due, $13.2 million of loans and leases 30 to 89 days past due, and $146.0 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $129.0 million at December 31, 2015, including $16.8 million of the loans and leases 90 or more days past due, $3.6 million of loans and leases 30 to 89 days past due, and $108.6 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.

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

	September 30, 2016			December 31, 2015
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Commercial	$104,914	$4,173,918	$4,278,832	$98,436	$4,453,522	$4,551,958
Residential	15,876	1,170,233	1,186,109	12,627	1,123,478	1,136,105
Total real estate mortgage	120,790	5,344,151	5,464,941	111,063	5,577,000	5,688,063
Real estate construction and land:
Commercial	1,839	506,572	508,411	571	342,789	343,360
Residential	366	322,738	323,104	1,395	182,965	184,360
Total real estate construction and land	2,205	829,310	831,515	1,966	525,754	527,720
Commercial:
Cash flow	174,490	2,891,001	3,065,491	183,726	2,878,542	3,062,268
Asset-based	34,791	2,537,010	2,571,801	19,340	2,528,193	2,547,533
Venture capital	37,986	1,723,626	1,761,612	19,105	1,433,322	1,452,427
Equipment finance	46,916	623,867	670,783	54,054	836,295	890,349
Total commercial	294,183	7,775,504	8,069,687	276,225	7,676,352	7,952,577
Consumer	363	256,141	256,504	2,500	118,349	120,849
Total Non-PCI loans and leases	$417,541	$14,205,106	$14,622,647	$391,754	$13,897,455	$14,289,209
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
Non‑PCI nonaccrual loans and leases and performing troubled debt restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	September 30, 2016			December 31, 2015
		Performing	Total		Performing	Total
	Nonaccrual	Troubled	Impaired	Nonaccrual	Troubled	Impaired
	Loans	Debt	Loans	Loans	Debt	Loans
	and	Restructured	and	and	Restructured	and
	Leases	Loans	Leases	Leases	Loans	Leases
	(In thousands)
Real estate mortgage	$79,695	$59,793	$139,488	$57,277	$27,133	$84,410
Real estate construction and land	1,611	7,089	8,700	372	7,631	8,003
Commercial	89,573	3,250	92,823	69,839	5,221	75,060
Consumer	206	216	422	1,531	197	1,728
Total	$171,085	$70,348	$241,433	$129,019	$40,182	$169,201

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class as of and for the dates indicated:

	September 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$67,821	$68,852	$7,055	$17,967	$19,219	$777
Residential	2,517	2,573	244	2,278	2,435	681
Real estate construction and land:
Residential	736	736	11	747	747	26
Commercial:
Cash flow	25,936	26,971	4,686	14,072	20,312	7,079
Asset-based	4,136	4,584	2,899	3,901	4,423	2,511
Venture capital	10,781	10,856	3,331	—	—	—
Equipment finance	46,916	52,908	12,715	11,193	11,894	8,032
Consumer	346	355	179	365	372	157
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$59,090	$68,390		$58,678	$68,333
Residential	10,060	15,309		5,487	11,406
Real estate construction and land:
Commercial	7,964	7,964		7,256	7,256
Commercial:
Cash flow	2,519	4,783		2,825	5,121
Asset-based	2,535	2,575		2,729	2,726
Venture capital	—	—		124	125
Equipment finance	—	11,709		40,216	44,194
Consumer	76	146		1,363	1,945
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$139,488	$155,124	$7,299	$84,410	$101,393	$1,458
Real estate construction and land	8,700	8,700	11	8,003	8,003	26
Commercial	92,823	114,386	23,631	75,060	88,795	17,622
Consumer	422	501	179	1,728	2,317	157
Total	$241,433	$278,711	$31,120	$169,201	$200,508	$19,263

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,
	2016		2015
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$18,580	$262	$13,230	$152
Residential	2,505	15	2,478	9
Real estate construction and land:
Residential	736	4	751	4
Commercial:
Cash flow	25,933	9	13,653	13
Asset-based	2,730	5	4,906	48
Venture capital	6,878	—	—	—
Equipment finance	42,913	—	9,654	—
Consumer	346	3	394	4
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$59,090	$518	$36,534	$243
Residential	9,573	70	6,061	14
Real estate construction and land:
Commercial	7,870	57	7,193	62
Commercial:
Cash flow	2,330	1	2,942	1
Asset-based	2,535	37	1,487	21
Equipment finance	—	—	43,406	—
Consumer	76	—	3,208	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$89,748	$865	$58,303	$418
Real estate construction and land	8,606	61	7,944	66
Commercial	83,319	52	76,048	83
Consumer	422	3	3,602	4
Total	$182,095	$981	$145,897	$571
_________________________

(1)	For Non-PCI loans and leases reported as impaired at September 30, 2016 and 2015, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2016		2015
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$18,220	$781	$13,155	$449
Residential	2,325	42	2,334	24
Real estate construction and land:
Residential	736	11	751	12
Commercial:
Cash flow	20,417	26	13,225	35
Asset-based	2,278	14	3,906	67
Venture capital	2,542	—	—	—
Equipment finance	41,587	—	6,905	—
Consumer	330	8	375	11
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$54,747	$1,209	$33,263	$674
Residential	6,990	130	5,046	26
Real estate construction and land:
Commercial	7,106	169	7,021	176
Commercial:
Cash flow	2,232	1	2,917	86
Asset-based	1,828	77	1,238	51
Equipment finance	—	—	29,088	—
Consumer	74	1	3,208	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$82,282	$2,162	$53,798	$1,173
Real estate construction and land	7,842	180	7,772	188
Commercial	70,884	118	57,279	239
Consumer	404	9	3,583	11
Total	$161,412	$2,469	$122,432	$1,611
_________________________

(1)	For Non-PCI loans and leases reported as impaired at September 30, 2016 and 2015, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions, and debt forgiveness or a combination thereof. The following tables present new troubled debt restructurings of Non-PCI loans for the periods indicated:

	Three Months Ended September 30,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings:	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	2	$1,147	$1,147	3	$574	$574
Residential	1	93	93	2	382	382
Real estate construction and land:
Commercial	1	1,245	1,245	3	7,333	7,333
Commercial:
Cash flow	2	25	25	9	883	883
Asset-based	1	25	25	1	3,431	3,431
Equipment finance	1	39,912	39,912	—	—	—
Consumer	1	21	21	1	106	106
Total	9	$42,468	$42,468	19	$12,709	$12,709

	Nine Months Ended September 30,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings:	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	7	$5,287	$5,287	15	$7,080	$7,031
Residential	7	5,136	5,136	14	2,426	2,260
Real estate construction and land:
Commercial	1	1,245	1,245	6	16,947	16,947
Commercial:
Cash flow	12	30,582	30,582	17	1,756	1,577
Asset-based	5	2,158	2,158	13	8,139	8,139
Equipment finance	7	44,196	42,572	9	53,338	53,338
Consumer	4	819	111	2	197	197
Total	43	$89,423	$87,091	76	$89,883	$89,489

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present troubled debt restructurings that subsequently defaulted for the periods indicated:

	Three Months Ended September 30,
	2016			2015
Troubled Debt Restructurings	Number	Recorded		Number	Recorded
That Subsequently Defaulted:	of Loans	Investment(1)		of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—		1	$1,761
Residential	—	—		2	276
Real estate construction:
Commercial	1	1,245		—	—
Commercial:
Asset-based	1	2		—	—
Total	2	$1,247	(2)	3	$2,037	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at September 30, 2016, and there were no charge-offs.

(3)	Represents the balance at September 30, 2015, and there were no charge-offs.

	Nine Months Ended September 30,
	2016			2015
Troubled Debt Restructurings	Number	Recorded		Number	Recorded
That Subsequently Defaulted:	of Loans	Investment(1)		of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—		2	$2,710
Residential	—	—		3	530
Real estate construction and land:
Commercial	1	1,245		—	—
Commercial:
Asset-based	1	2		—	—
Equipment finance	1	39,912	(4)	—	—
Total	3	$41,159	(2)	5	$3,240	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at September 30, 2016, and there were no charge-offs.

(3)	Represents the balance at September 30, 2015, and there were no charge-offs.

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

	Three Months Ended September 30, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$29,331	$7,853	$93,404	$1,412	$132,000	$11,289	$143,289
Charge-offs	(302)	—	(9,606)	(16)	(9,924)	(531)	(10,455)
Recoveries	2,414	27	3,553	56	6,050	—	6,050
Provision	5,498	803	2,240	80	8,621	471	9,092
Balance, end of period	$36,941	$8,683	$89,591	$1,532	$136,747	$11,229	$147,976

	Nine Months Ended September 30, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan and
Lease Losses:
Balance, beginning of period	$36,654	$7,137	$61,082	$661	$105,534	$9,577	$115,111
Charge-offs	(1,905)	—	(14,306)	(798)	(17,009)	(862)	(17,871)
Recoveries	4,352	185	4,179	95	8,811	—	8,811
Provision (negative provision)	(2,160)	1,361	38,636	1,574	39,411	2,514	41,925
Balance, end of period	$36,941	$8,683	$89,591	$1,532	$136,747	$11,229	$147,976

Amount of the allowance
applicable to loans and leases:
Individually evaluated for impairment	$7,299	$11	$23,631	$179	$31,120
Collectively evaluated for impairment	$29,642	$8,672	$65,960	$1,353	$105,627
Acquired loans with deteriorated credit quality						$11,229

The ending balance of the
loan and lease portfolio is
composed of loans and leases:
Individually evaluated for impairment	$139,059	$8,700	$92,637	$376	$240,772
Collectively evaluated for impairment	$5,325,882	$822,815	$7,977,050	$256,128	$14,381,875
Acquired loans with deteriorated credit quality						$120,199
Ending balance of
loans and leases	$5,464,941	$831,515	$8,069,687	$256,504	$14,622,647	$120,199	$14,742,846

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6.  Foreclosed Assets
The following table summarizes foreclosed assets as of the dates indicated:

	September 30,	December 31,
Property Type:	2016	2015
	(In thousands)
Commercial real estate	$—	$487
Construction and land development	13,800	13,801
Single family residence	—	952
Total other real estate owned, net	13,800	15,240
Other foreclosed assets	1,313	6,880
Total foreclosed assets, net	$15,113	$22,120
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2015	$22,120
Foreclosures	129
Reductions related to sales	(7,136)
Balance, September 30, 2016	$15,113
Note 7. Borrowings and Subordinated Debentures
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$1,011	6.31%	$3,914	5.49%
FHLB secured advances	410,000	0.37%	618,000	0.27%
FHLB unsecured overnight advance	90,000	0.35%	—	—%
American Financial Exchange overnight borrowing	40,000	0.55%	—	—%
Total borrowings	$541,011		$621,914
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of September 30, 2016, this debt had a weighted average remaining maturity of 2.0 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRBSF”), and other financial institutions.
FHLB Secured Lines of Credit. The borrowing arrangement with the FHLB is based on an FHLB program collateralized by a blanket lien on certain qualifying loans that are not pledged to the FRBSF. As of September 30, 2016, the borrowing capacity under the FHLB secured borrowing lines was $2.0 billion. As of September 30, 2016, the balance outstanding was $410.0 million, which consisted of a $210.0 million overnight advance and a $200.0 million one-month advance with an October 31, 2016 maturity date. As of December 31, 2015, the entire outstanding balance of $618.0 million was an overnight advance.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2016, the Bank had secured borrowing capacity of $2.4 billion collateralized by liens covering $3.3 billion of certain qualifying loans. As of September 30, 2016 and December 31, 2015, there were no balances outstanding.
Federal Funds Arrangements with Commercial Banks. As of September 30, 2016, the Bank had uncommitted unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of September 30, 2016 and December 31, 2015, there were no balances outstanding. In March 2016, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2016, the balance outstanding was $40.0 million.
FHLB Unsecured Line of Credit. The Bank has a $99.0 million unsecured line of credit with the FHLB for the purchase of overnight funds of which $90.0 million was outstanding at September 30, 2016. There was no balance outstanding at December 31, 2015.
Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	September 30, 2016		December 31, 2015		Date	Maturity	Rate Index
Series:	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.96%	$10,310	3.63%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	3.90%	10,310	3.39%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	3.81%	5,155	3.35%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	3.51%	61,856	3.07%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	2.54%	20,619	2.20%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	2.45%	16,495	2.11%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	2.40%	10,310	2.06%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	2.80%	82,475	2.46%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	2.71%	128,866	2.27%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	2.71%	51,545	2.27%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	2.71%	51,550	2.27%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	28,940	1.75%	28,007	1.98%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.71%	16,470	2.27%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	2.71%	6,650	2.27%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	2.71%	39,177	2.27%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	540,728		539,795
Unamortized discount (2)	(99,616)		(103,795)
Net subordinated debentures	$441,112		$436,000
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on subordinated debentures assumed in acquisitions.
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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	September 30,	December 31,
	2016	2015
	(In thousands)
Loan commitments to extend credit	$4,156,147	$3,580,655
Standby letters of credit	204,616	210,292
Commitments to purchase equipment being acquired for lease to others	—	6,663
	$4,360,763	$3,797,610
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
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of September 30, 2016 and December 31, 2015, we had commitments to contribute capital to these entities totaling $25.6 million and $19.2 million. We also had commitments to contribute up to an additional $3.0 million and $2.8 million to private equity funds at September 30, 2016 and December 31, 2015. In addition, at September 30, 2016 we had commitments to purchase approximately $105 million of loans, which commitments terminate in June 2017. The amount purchased will be based, in part, on the amount of portfolio paydowns which occur during the commitment period.
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

•
Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes municipal securities, agency residential and commercial MBS, collateralized loan obligations, registered publicly rated private label CMOs and asset-backed securitizations.

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
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	September 30, 2016
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$528,941	$—	$528,941	$—
Agency CMOs	157,231	—	157,231	—
Private label CMOs	138,625	—	75,804	62,821
Municipal securities	1,522,494	—	1,522,494	—
Agency commercial MBS	531,273	—	531,273	—
Corporate debt securities	49,011	—	49,011	—
Collateralized loan obligations	156,647	—	156,647	—
SBA securities	187,300	—	187,300	—
Asset-backed and other securities	69,813	2,177	52,612	15,024
Total securities available-for-sale	3,341,335	2,177	3,261,313	77,845
Derivative assets	1,261	—	1,261	—
Equity warrants	5,108	—	—	5,108
Total recurring assets	$3,347,704	$2,177	$3,262,574	$82,953
Derivative liabilities	$1,829	$—	$1,829	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2015
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$667,840	$—	$667,840	$—
Agency CMOs	194,755	—	194,755	—
Private label CMOs	144,796	—	63,555	81,241
Municipal securities	1,547,331	—	1,547,331	—
Agency commercial MBS	391,441	—	391,441	—
Corporate debt securities	48,424	—	48,424	—
Collateralized loan obligations	132,189	—	132,189	—
SBA securities	211,157	—	211,157	—
US Treasury securities	69,380	69,380	—	—
Agency debt securities	36,913	—	36,913	—
Asset-backed and other securities	115,211	2,562	94,449	18,200
Total securities available-for-sale	3,559,437	71,942	3,388,054	99,441
Derivative assets	11,919	—	11,919	—
Equity warrants	4,914	—	—	4,914
Total recurring assets	$3,576,270	$71,942	$3,399,973	$104,355
Derivative liabilities	$1,397	$—	$1,397	$—
There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the nine months ended September 30, 2016.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of September 30, 2016:

	Private Label CMOs		Asset-Backed Securities
		Weighted		Weighted
	Range	Average	Range	Average
Unobservable Inputs:	of Inputs	Input	of Inputs	Input
Voluntary annual prepayment speeds	0.0% - 27.6%	11.5%	5% - 40%	14.7%
Annual default rates	0.0% - 15.0%	2.1%	1% - 8%	3.7%
Loss severity rates	0.0% - 94.5%	33.1%	10% - 91%	54.3%
Discount rates	0.9% - 15.0%	3.6%	2.1% - 7.2%	2.9%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of September 30, 2016:

Equity Warrants
Weighted
Average
Unobservable Inputs:	Input
Volatility	19.3%
Risk-free interest rate	1.0%
Remaining life assumption (in years)	3.8
The following table summarizes activity for our Level 3 private label CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed	Equity
	Label CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2015	$81,241	$18,200	$4,914
Total included in earnings	1,252	47	301
Total included in other comprehensive income	(1,399)	(5)	—
Sales	—	—	(1,597)
Issuances	—	—	1,490
Net settlements	(18,273)	(3,218)	—
Balance, September 30, 2016	$62,821	$15,024	$5,108
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	September 30, 2016
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$131,149	$—	$817	$130,332

	Fair Value Measurement as of
	December 31, 2015
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$40,817	$—	$9,367	$31,450
Other real estate owned	14,101	—	14,101	—
Investments carried at cost	107	—	—	107
Total non-recurring	$55,025	$—	$23,468	$31,557

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Losses on Assets Measured on a Non‑Recurring Basis:	2016	2015	2016	2015
	(In thousands)
Impaired Non‑PCI loans	$12,935	$873	$27,301	$7,623
Other real estate owned	—	4,758	—	4,882
Total losses	$12,935	$5,631	$27,301	$12,505
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2016:

		Valuation	Unobservable		Weighted
Asset:	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired Non-PCI loans	$45,571	Discounted cash flows	Discount rates	0% - 8.00%	6.12%
	73,775	Third party appraisals	Discounts	9.00% - 22.00%	17.17%
	10,986	Third party appraisals	No discounts
Total non-recurring Level 3	$130,332
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2016
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$286,371	$286,371	$286,371	$—	$—
Interest‑earning deposits in financial institutions	253,994	253,994	253,994	—	—
Securities available‑for‑sale	3,341,335	3,341,335	2,177	3,261,313	77,845
Investment in FHLB stock	19,386	19,386	—	19,386	—
Investments carried at cost	1,700	4,408	—	—	4,408
Loans and leases, net	14,594,870	14,707,667	—	817	14,706,850
Derivative assets	1,261	1,261	—	1,261	—
Equity warrants	5,108	5,108	—	—	5,108

Financial Liabilities:
Deposits:
Demand, money market, interest checking,
and savings deposits	13,092,753	13,092,753	—	13,092,753	—
Time deposits	2,552,915	2,549,662	—	2,549,662	—
Borrowings	541,011	541,067	340,000	201,067	—
Subordinated debentures	441,112	424,874	—	424,874	—
Derivative liabilities	1,829	1,829	—	1,829	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2015
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$161,020	$161,020	$161,020	$—	$—
Interest‑earning deposits in financial institutions	235,466	235,466	235,466	—	—
Securities available‑for‑sale	3,559,437	3,559,437	71,942	3,388,054	99,441
Investment in FHLB stock	19,710	19,710	—	19,710	—
Investments carried at cost	2,267	6,789	—	—	6,789
Loans and leases, net	14,363,143	14,393,558	—	9,367	14,384,191
Derivative assets	11,919	11,919	—	11,919	—
Equity warrants	4,914	4,914	—	—	4,914

Financial Liabilities:
Deposits:
Demand, money market, interest checking,
and savings deposits	11,513,826	11,513,826	—	11,513,826	—
Time deposits	4,152,356	4,152,920	—	4,152,920	—
Borrowings	621,914	622,438	618,000	4,438	—
Subordinated debentures	436,000	419,762	—	419,762	—
Derivative liabilities	1,397	1,397	—	1,397	—
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825), see Note 1. Nature of Operations and Summary of Significant Accounting Policies, and Note 13. Fair Value Measurements, to the Consolidated Financial Statements of the Company's 2015 Annual Report on Form 10-K.
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2016, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Earnings Per Share
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$93,895	$82,168	$69,616	$266,519	$227,778
Less: Earnings allocated to unvested restricted stock (1)	(1,048)	(863)	(649)	(2,983)	(2,213)
Net earnings allocated to common shares	$92,847	$81,305	$68,967	$263,536	$225,565

Weighted-average basic shares and unvested restricted
stock outstanding	121,818	121,799	103,048	121,739	103,038
Less: Weighted-average unvested restricted stock
outstanding	(1,401)	(1,481)	(985)	(1,425)	(1,055)
Weighted-average basic shares outstanding	120,417	120,318	102,063	120,314	101,983

Basic earnings per share	$0.77	$0.68	$0.68	$2.19	$2.21

Diluted Earnings Per Share:
Net earnings allocated to common shares	$92,847	$81,305	$68,967	$263,536	$225,565

Weighted-average basic shares outstanding	120,417	120,318	102,063	120,314	101,983

Diluted earnings per share	$0.77	$0.68	$0.68	$2.19	$2.21
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
Note 11. Stock-Based Compensation
The Company’s 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of September 30, 2016, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. As of September 30, 2016, there were 12,450,068 shares available for grant under the 2003 Plan.
Restricted stock amortization totaled $5.6 million, $6.0 million, and $3.8 million for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015 and, $16.6 million and $11.2 million for the nine months ended September 30, 2016 and 2015. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested time-based restricted stock awards ("TRSAs") and performance-based restricted stock units ("PRSUs") as of September 30, 2016 totaled $45.7 million.
Time-Based Restricted Stock Awards
At September 30, 2016, there were 1,397,715 shares of unvested TRSAs outstanding. The TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon the death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Performance-Based Restricted Stock Units
At September 30, 2016, there were 153,715 units of unvested PRSUs outstanding. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. In the case where the performance target for the PRSU’s is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable.
Note 12.  Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017, while earlier application is permitted only for annual and interim periods beginning after December 31, 2016. The Company has not yet selected a transition method and does not expect the provisions of ASU 2014-09 to have a material impact on its consolidated financial position or results of operations. The Company will adopt this standard effective January 1, 2018.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addressed eight issues related to the statement of cash flows, including proceeds from the settlement of bank-owned life insurance ("BOLI") policies. ASU 2016-15 is effective for interim and annual periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU 2016-15 in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendment in the same period. Entities should apply ASU 2016-15 using a retrospective transition method to each period presented. If it is impracticable for an entity to apply ASU 2016-15 retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. ASU 2016-15 will result in some changes in classification in the consolidated statements of cash flows, which the Company does not expect will be significant, and will not have any impact on its consolidated financial position or results of operations.
Note 13. Subsequent Events
Stock Repurchase Program
On October 17, 2016, PacWest’s Board of Directors authorized a new stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. The common stock repurchases may be effected through open market purchases or in privately negotiated transactions, and may utilize any derivative or similar instrument to effect share repurchase transactions (including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, floor transactions or other similar transactions or any combination of the foregoing transactions). The Stock Repurchase Program expires on December 31, 2017. The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time.
Common Stock Dividends
On November 1, 2016, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on November 30, 2016 to stockholders of record at the close of business on November 15, 2016.
We have evaluated events that have occurred subsequent to September 30, 2016 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our acquisition of Square 1, capital management, including reducing excess capital, intentions to expand the Bank’s lending business; net interest income, net interest margin, allowance for loan and lease losses, deposit growth, loan and lease portfolio growth and production, liquidity, profitability, goodwill, interest rate risk management, realization of deferred tax assets, and effective tax rates. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•	our ability to complete future acquisitions and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames;

•	business disruption following the Square 1 acquisition;

•	the reaction to the Square 1 acquisition of the companies’ customers, employees and counterparties;

•	changes in our stock price;

•	the need to retain capital for strategic or regulatory reasons;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on our business and business strategies;

•	compression of the net interest margin due to changes in our interest rate environment, loan products, spreads on newly originated loans and leases and/or asset mix;

•
credit quality deterioration or pronounced and sustained reduction in market values or other economic factors which adversely affect our borrowers’ ability to repay loans and leases and/or require an increased provision for loan and lease losses;

•	changes in economic or competitive market conditions could negatively impact investment or lending opportunities or product pricing and services;

•	reduced demand for our services due to strategic or regulatory reasons;

•	our inability to grow deposits and access wholesale funding sources;

•	legislative or regulatory requirements or changes could negatively impact our business, including an increase to capital requirements;

•	higher than expected loan repayments;

•	higher than anticipated delinquencies, charge-offs, and loan and lease losses;

•	the impact of asset/liability repricing risk and liquidity risk on net interest margin and the value of investments;

•	increased costs to manage and sell foreclosed assets;

•	higher than anticipated increases in operating expenses;

•	lower than expected dividends paid from the Bank to the holding company;

•
a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a noncash charge to net income;

•	the success and timing of other business strategies;

•	changes in the forward yield curve;

•	changes in tax laws or regulations affecting our business, including the disallowance of tax benefits by tax authorities and/or changes in tax filing jurisdictions or entity classifications; and

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
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2016, accounted for 89.5% of our net revenues (net interest income plus noninterest income).
At September 30, 2016, we had total assets of $21.3 billion, including $14.7 billion of loans and leases, net of deferred fees, compared to $21.3 billion of total assets, including $14.5 billion of loans and leases, net of deferred fees, at December 31, 2015. Total assets increased $26.8 million during the nine months ended September 30, 2016 due to a $264.6 million increase in loans and leases, net of deferred fees, driven by new production, and an increase of $143.9 million in cash and cash equivalents, offset partially by a $218.1 million decrease in securities available-for-sale due to sales from ongoing portfolio management activities and a $99.3 million decrease in deferred tax assets.
At September 30, 2016, we had total liabilities of $16.8 billion, including total deposits of $15.6 billion and borrowings of $541.0 million compared to $16.9 billion of total liabilities, including $15.7 billion of total deposits and $621.9 million of borrowings at December 31, 2015. The $118.1 million decrease in total liabilities since year-end is due to a $1.6 billion decrease in higher-cost time deposits and an $80.9 million decrease in borrowings, primarily overnight FHLB advances, offset by a $1.4 billion increase in lower-cost core deposits and a $139.9 million increase in brokered non-maturity deposits. At September 30, 2016, core deposits totaled $12.0 billion, or 77% of total deposits, and time deposits totaled $2.6 billion, or 16% of total deposits.
On March 31, 2016, we sold our Pacific Western Equipment Finance leasing unit in Midvale, Utah, including approximately $139 million of outstanding lease balances.

Recent Events
Stock Repurchase Program
On October 17, 2016, PacWest’s Board of Directors authorized a new stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. The common stock repurchases may be effected through open market purchases or in privately negotiated transactions, and may utilize any derivative or similar instrument to effect share repurchase transactions (including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, floor transactions or other similar transactions or any combination of the foregoing transactions).
The Stock Repurchase Program expires on December 31, 2017. The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time.
Sale of Branches
On September 30, 2016 Pacific Western entered into a definitive agreement to sell two branches to First Foundation Bank (the “Transaction”). The branches are located in Laguna Hills and Seal Beach, California (the “Branches”). As of September 30, 2016, the deposits of the Branches totaled approximately $200 million, principally comprised of time deposits. No loans are being sold in connection with the Transaction. The Transaction is expected to be completed during the fourth quarter of 2016 subject to regulatory approval and customary closing conditions.
Square 1 Financial, Inc. Acquisition
PacWest acquired Square 1 Financial, Inc. (“Square 1”) on October 6, 2015. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into Pacific Western. At closing, we formed the Square 1 Bank Division of the Pacific Western which focuses on providing a comprehensive suite of financial services to entrepreneurial businesses and their venture capital and private equity investors nationwide. We completed this acquisition to increase our core deposits, expand our lending products across the nation, and increase our presence in the technology and life-sciences credit markets. We recorded the assets and liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date and increased total assets by approximately $4.6 billion. The application of the acquisition method of accounting resulted in goodwill of $446.1 million. For further information, see Note 2. Acquisitions, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
Key Performance Indicators
Among other factors, our operating results depend generally on the following key performance indicators:
The Level of Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income (annualized) expressed as a percentage of average interest‑earning assets. Tax equivalent net interest income is net interest income increased by an adjustment for tax-exempt income on certain municipal securities based on a 35% federal statutory tax rate. Tax equivalent net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets. A sustained low interest rate environment combined with low loan growth and high levels of marketplace liquidity may reduce both our net interest income and net interest margin going forward.

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

The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Efficiency Ratio:		2016	2016	2015	2016	2015
		(Dollars in thousands)
Noninterest expense		$110,710	$110,081	$90,139	$331,479	$259,775
Less:	Intangible asset amortization	4,224	4,371	1,497	13,341	4,500
	Foreclosed assets (income) expense, net	(248)	(3)	4,521	(812)	2,517
	Acquisition, integration, and reorganization costs	—	—	747	200	3,647
Noninterest expense used for efficiency ratio		$106,734	$105,713	$83,374	$318,750	$249,111

Net interest income (tax equivalent)		$239,473	$238,667	$195,274	$727,680	$600,855
Noninterest income		26,920	22,121	15,758	83,580	56,252
Net revenues		266,393	260,788	211,032	811,260	657,107
Less:	Gain on sale of securities	382	478	655	8,970	3,744
Net revenues used for efficiency ratio		$266,011	$260,310	$210,377	$802,290	$653,363

Efficiency ratio		40.1%	40.6%	39.6%	39.7%	38.1%
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
Non-GAAP Measurements
The Company uses certain non‑GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. The non-GAAP measures used in this Form 10-Q include the following:

•
Core net interest margin and core loan and lease yield: The tax equivalent net interest margin ("NIM") and loan and lease yield are impacted by volatility in accelerated accretion of acquisition discounts due to the prepayment of acquired loans and leases. We disclose the core NIM and core loan and lease yield to provide an indication of what these measures would be without the effects of accelerated accretion as this indicates a "normalized" measure and a more accurate indicator of future performance. See “-Results of Operations-Net Interest Income” for a reconciliation of these non-GAAP measurements to the GAAP measurements for the periods presented.

•
Adjusted allowance for credit losses to loans and leases: As the allowance for credit losses takes into consideration credit deterioration on acquired loans and leases only after the purchase date and an estimate of credit losses is included in their initial fair values, we disclose two adjusted allowance for credit losses to loans and leases ratios in addition to the allowance for credit losses to loans and leases. The first adjusted allowance for credit losses to loans and leases excludes the allowance related to acquired loans and leases from the numerator and the acquired loans and leases from the denominator. The second ratio excludes the remaining unamortized purchase discount from both the numerator and the denominator. We disclose these ratios to more clearly illustrate the amounts established on our balance sheet for credit losses related to acquired loans in addition to the allowance for credit losses. See "-Balance Sheet Analysis-Allowance for Credit Losses on Non-PCI Loans and Leases" for a reconciliation of these non-GAAP measurements to the GAAP measurement as of the dates presented.

•
Return on average tangible equity, tangible common equity ratio, and tangible book value per share: Given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to the related GAAP measures of return on average equity, equity to assets ratio, and book value per share, respectively. The reconciliation of these non-GAAP measurements to the GAAP measurements is presented in the following tables for and as of the periods presented:

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Return on Average Tangible Equity		2016	2016	2015	2016	2015
		(Dollars in thousands)
Net earnings		$93,895	$82,168	$69,616	$266,519	$227,778

Average stockholders' equity		$4,530,701	$4,483,593	$3,572,765	$4,484,468	$3,551,763
Less:	Average intangible assets	2,217,564	2,222,007	1,741,902	2,222,346	1,740,911
Average tangible common equity		$2,313,137	$2,261,586	$1,830,863	$2,262,122	$1,810,852

Return on average equity (1)		8.24%	7.37%	7.73%	7.94%	8.57%
Return on average tangible equity (2)		16.15%	14.61%	15.09%	15.74%	16.82%
_____________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	September 30,	December 31,
Tangible Book Value Per Share	2016	2015
	(Dollars in thousands, except per share data)
PacWest Bancorp Consolidated:
Stockholders’ equity	$4,542,595	$4,397,691
Less: Intangible assets	2,213,491	2,229,511
Tangible common equity	$2,329,104	$2,168,180
Total assets	$21,315,291	$21,288,490
Less: Intangible assets	2,213,491	2,229,511
Tangible assets	$19,101,800	$19,058,979
Equity to assets ratio	21.31%	20.66%
Tangible common equity ratio(1)	12.19%	11.38%
Book value per share	$37.29	$36.22
Tangible book value per share	$19.12	$17.86
Shares outstanding	121,817,524	121,413,727

Pacific Western Bank:
Stockholder's equity	$4,416,623	$4,276,279
Less: Intangible assets	2,213,491	2,229,511
Tangible common equity	$2,203,132	$2,046,768
Total assets	$21,266,705	$21,180,689
Less: Intangible assets	2,213,491	2,229,511
Tangible assets	$19,053,214	$18,951,178
Equity to assets ratio	20.77%	20.19%
Tangible common equity ratio(1)	11.56%	10.80%
_______________________________________

(1)	Tangible common equity divided by tangible assets.

Results of Operations
Acquisitions Impact Earnings Performance
The comparability of financial information is affected by our acquisitions. We completed the Square 1 acquisition on October 6, 2015, adding assets of $4.6 billion. This transaction has been accounted for using the acquisition method of accounting and, accordingly, the related operating results have been included in the consolidated financial statements from the acquisition date.
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
Performance Measures:
Diluted earnings per share	$0.77	$0.68	$0.68	$2.19	$2.21
Annualized return on:
Average assets	1.77%	1.57%	1.65%	1.69%	1.85%
Average tangible equity (1)(2)	16.15%	14.61%	15.09%	15.74%	16.82%
Net interest margin (tax equivalent)	5.26%	5.33%	5.46%	5.37%	5.76%
Core net interest margin (tax equivalent) (2)(3)	5.08%	5.11%	5.19%	5.09%	5.31%
Efficiency ratio	40.1%	40.6%	39.6%	39.7%	38.1%
_____________________________

(1)	Calculation reduces average stockholder's equity by average intangible assets.

(2)	See "Non-GAAP Measurements."

(3)	Calculation excludes accelerated accretion of acquisition discounts from early payoffs of acquired loans.
Third Quarter of 2016 Compared to Second Quarter of 2016
Net earnings were $93.9 million, or $0.77 per diluted share, for the third quarter of 2016, compared to $82.2 million, or $0.68 per diluted share, for the second quarter of 2016. The quarter‑over‑quarter increase of $11.7 million in net earnings was due to a lower provision for credit losses of $5.4 million, higher noninterest income of $4.8 million, and a lower effective tax rate as compared to the second quarter of 2016. The decrease in the provision for credit losses was due in part to a $4.8 million increase in recoveries of previously charged off loans. The increase in noninterest income was due to the elimination of FDIC loss sharing expense. The second quarter expense of $6.5 million included a pre-tax charge attributable to the early termination of all FDIC loss sharing agreements. The effective tax rate for the third quarter was lower due to certain discrete items associated with completion of the 2015 tax returns.
Third Quarter of 2016 Compared to Third Quarter of 2015
Net earnings for the third quarter of 2016 were $93.9 million, or $0.77 per diluted share, compared to net earnings for the third quarter of 2015 of $69.6 million, or $0.68 per diluted share. The $24.3 million increase in net earnings was due to higher net interest income of $42.1 million and higher noninterest income of $11.2 million offset by higher noninterest expense of $20.6 million. These increases were due primarily to including the operations of Square 1 subsequent to the October 6, 2015 acquisition date. The increase in net interest income was attributable to higher average balances for loans and leases and investment securities and lower interest expense, offset by lower discount accretion on acquired loans and lower yields on average loans and leases and investment securities. The increase in noninterest income was due mainly to higher other commissions and fees, higher leased equipment income, and lower FDIC loss sharing expense, offset by lower dividends and realized gains on equity investments.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net earnings for the nine months ended September 30, 2016 were $266.5 million, or $2.19 per diluted share, compared to net earnings for the nine months ended September 30, 2015 of $227.8 million, or $2.21 per diluted share. The $38.7 million increase in net earnings was due to higher net interest income of $118.8 million and higher noninterest income of $27.3 million, offset by higher noninterest expense of $71.7 million and a higher provision for credit losses of $10.8 million. These increases were due primarily to including the operations of Square 1 subsequent to the October 6, 2015 acquisition date. The increase in net interest income was attributable to higher average interest-earning asset balances and lower interest expense, offset by lower discount accretion on acquired loans and lower yields on average loans and leases and investment securities. The increase in noninterest income was due mainly to higher other commissions and fees, higher leased equipment income, higher gain on sale of securities, lower FDIC loss sharing expense, and higher service charges on deposit accounts, offset by lower dividends and realized gains on equity investments.

Net Interest Income
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
The following table presents, for the periods indicated, the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities presented on a tax equivalent basis:

	Three Months Ended
	September 30, 2016			June 30, 2016			September 30, 2015
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$117,781	$5,868	19.82%	$147,270	$8,484	23.17%	$193,094	$7,505	15.42%
Non-PCI loans and leases	14,417,170	219,502	6.06%	14,321,320	215,842	6.06%	11,919,787	186,034	6.19%
Total loans and leases (1)	14,534,951	225,370	6.17%	14,468,590	224,326	6.24%	12,112,881	193,539	6.34%
Investment securities (2)	3,338,209	27,025	3.22%	3,288,819	27,330	3.34%	1,806,628	16,709	3.67%
Deposits in financial institutions	238,425	298	0.50%	245,666	308	0.50%	278,973	178	0.25%
Total interest‑earning assets (2)	18,111,585	252,693	5.55%	18,003,075	251,964	5.63%	14,198,482	210,426	5.88%
Other assets	2,960,468			2,996,867			2,491,695
Total assets	$21,072,053			$20,999,942			$16,690,177

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking deposits	$1,161,931	604	0.21%	$1,024,763	501	0.20%	$787,271	300	0.15%
Money market deposits	4,514,525	3,303	0.29%	4,321,533	2,886	0.27%	2,417,280	1,218	0.20%
Savings deposits	764,415	341	0.18%	766,309	412	0.22%	746,362	449	0.24%
Time deposits	2,666,434	2,999	0.45%	3,086,492	4,024	0.52%	5,042,768	8,433	0.66%
Total interest‑bearing deposits	9,107,305	7,247	0.32%	9,199,097	7,823	0.34%	8,993,681	10,400	0.46%
Borrowings	583,982	695	0.47%	300,428	352	0.47%	70,171	72	0.41%
Subordinated debentures	439,970	5,278	4.77%	439,081	5,122	4.69%	434,420	4,680	4.27%
Total interest‑bearing liabilities	10,131,257	13,220	0.52%	9,938,606	13,297	0.54%	9,498,272	15,152	0.63%
Noninterest‑bearing demand deposits	6,274,294			6,437,720			3,486,780
Other liabilities	135,801			140,023			132,360
Total liabilities	16,541,352			16,516,349			13,117,412
Stockholders’ equity	4,530,701			4,483,593			3,572,765
Total liabilities and stockholders’ equity	$21,072,053			$20,999,942			$16,690,177
Net interest income (tax equivalent) (2)		$239,473			$238,667			$195,274
Net interest rate spread			5.03%			5.09%			5.25%
Net interest margin			5.26%			5.33%			5.46%

Total deposits (3)	$15,381,599	$7,247	0.19%	$15,636,817	$7,823	0.20%	$12,480,461	$10,400	0.33%
Funding sources (4)	$16,405,551	$13,220	0.32%	$16,376,326	$13,297	0.33%	$12,985,052	$15,152	0.46%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $4.8 million, $4.9 million, and $2.8 million for the three months ended September 30, 2016, June 30, 2016, and September 30, 2015, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

	Nine Months Ended September 30,
	2016			2015
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$144,129	$34,425	31.90%	$227,072	$25,563	15.05%
Non-PCI loans and leases	14,347,598	651,646	6.07%	11,865,330	573,854	6.47%
Total loans and leases (1)	14,491,727	686,071	6.32%	12,092,402	599,417	6.63%
Investment securities (2)	3,362,352	81,848	3.25%	1,698,254	47,428	3.73%
Deposits in financial institutions	238,129	914	0.51%	158,708	304	0.26%
Total interest‑earning assets (2)	18,092,208	768,833	5.68%	13,949,364	647,149	6.20%
Other assets	2,997,922			2,535,453
Total assets	$21,090,130			$16,484,817

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking deposits	$1,038,103	1,488	0.19%	$752,217	696	0.12%
Money market deposits	4,229,315	8,604	0.27%	2,108,317	3,251	0.21%
Savings deposits	761,376	1,197	0.21%	747,902	1,575	0.28%
Time deposits	3,202,436	12,854	0.54%	5,359,911	26,590	0.66%
Total interest‑bearing deposits	9,231,230	24,143	0.35%	8,968,347	32,112	0.48%
Borrowings	460,165	1,628	0.47%	190,502	395	0.28%
Subordinated debentures	438,534	15,382	4.69%	433,233	13,787	4.25%
Total interest‑bearing liabilities	10,129,929	41,153	0.54%	9,592,082	46,294	0.65%
Noninterest‑bearing demand deposits	6,328,223			3,199,843
Other liabilities	147,510			141,129
Total liabilities	16,605,662			12,933,054
Stockholders’ equity	4,484,468			3,551,763
Total liabilities and stockholders’ equity	$21,090,130			$16,484,817
Net interest income (tax equivalent) (2)		$727,680			$600,855
Net interest rate spread			5.14%			5.55%
Net interest margin			5.37%			5.76%

Total deposits (3)	$15,559,453	$24,143	0.21%	$12,168,190	$32,112	0.35%
Funding sources (4)	$16,458,152	$41,153	0.33%	$12,791,925	$46,294	0.48%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $14.7 million and $6.7 million for the nine months ended September 30, 2016, and September 30, 2015 related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

The tax equivalent NIM and loan and lease yields are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans, which causes volatility from period to period. The effects of this item on the NIM and loan and lease yield are shown in the following table for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
NIM:
Reported	5.26%	5.33%	5.46%	5.37%	5.76%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.18)%	(0.22)%	(0.27)%	(0.28)%	(0.45)%
Core	5.08%	5.11%	5.19%	5.09%	5.31%
Loan and Lease Yield:
Reported	6.17%	6.24%	6.34%	6.32%	6.63%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.23)%	(0.27)%	(0.32)%	(0.35)%	(0.51)%
Core	5.94%	5.97%	6.02%	5.97%	6.12%
The following table presents the impact on tax equivalent net interest income and NIM from all purchase accounting items as indicated in the table below for the periods indicated:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
	(Dollars in thousands)
Impact on Net Interest Income:
Net interest income (tax equivalent)	$239,473	$238,667	$249,540	$233,959	$195,274
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(8,226)	(9,780)	(19,465)	(5,511)	(9,659)
Remaining accretion of Non-PCI loan acquisition
discounts	(5,997)	(6,407)	(8,403)	(10,553)	(7,485)
Total accretion of loan acquisition discounts	(14,223)	(16,187)	(27,868)	(16,064)	(17,144)
Amortization of TruPS discount	1,391	1,393	1,395	1,397	1,399
Accretion of time deposits premium	(121)	(172)	(270)	(384)	(576)
Total purchase accounting adjustments	(12,953)	(14,966)	(26,743)	(15,051)	(16,321)
Net interest income - excluding purchase accounting	$226,520	$223,701	$222,797	$218,908	$178,953

Impact on Net Interest Margin:
Net interest margin (tax equivalent)	5.26%	5.33%	5.53%	5.22%	5.46%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.18)%	(0.22)%	(0.43)%	(0.12)%	(0.27)%
Remaining accretion of Non-PCI loan acquisition
discounts	(0.13)%	(0.14)%	(0.19)%	(0.24)%	(0.21)%
Total accretion of loan acquisition discounts	(0.31)%	(0.36)%	(0.62)%	(0.36)%	(0.48)%
Amortization of TruPS discount	0.03%	0.03%	0.03%	0.03%	0.04%
Accretion of time deposits premium	—%	—%	(0.01)%	(0.01)%	(0.02)%
Total purchase accounting adjustments	(0.28)%	(0.33)%	(0.60)%	(0.34)%	(0.46)%
Net interest margin - excluding purchase accounting	4.98%	5.00%	4.93%	4.88%	5.00%

Third Quarter of 2016 Compared to Second Quarter of 2016
Net interest income increased by $0.9 million to $234.6 million for the third quarter of 2016 compared to $233.8 million for the second quarter of 2016 due to a higher average loan and lease balance, higher nonaccrual interest recoveries, and one additional day in the period, offset by a lower loan and lease yield. The loan and lease yield for the third quarter of 2016 was 6.17% compared to 6.24% for the second quarter of 2016. The decrease in the loan and lease yield was due to the lower discount accretion on acquired loans and the lower yield on new production compared to the current portfolio yield. Total discount accretion on acquired loans was $14.2 million in the third quarter of 2016 (39 basis points on the loan and lease yield) compared to $16.2 million in the second quarter of 2016 (45 basis points on the loan and lease yield). Excluding accelerated accretion, the core loan and lease yield was 5.94% in the third quarter compared to 5.97% in the second quarter.
The tax equivalent NIM for the third quarter of 2016 was 5.26% compared to 5.33% for the second quarter of 2016. The decrease in the tax equivalent NIM was due to lower discount accretion on acquired loans. Total discount accretion on acquired loans contributed 31 basis points to the NIM in the third quarter of 2016 and 36 basis points in the second quarter of 2016. Excluding accelerated accretion, the core NIM was 5.08% for the third quarter and 5.11% for the second quarter. Tax-exempt interest income contributed 11 points to the tax equivalent NIM for the third and second quarters of 2016.
Included in net interest income for the third quarter of 2016 was $3.0 million of interest resulting from the payoff in full of a nonperforming loan. This recovery contributed seven basis points to the third quarter 2016 NIM and eight basis points of loan and lease yield for the third quarter of 2016.
The cost of total deposits decreased to 0.19% in the third quarter of 2016 from 0.20% in the second quarter of 2016 due to a lower average cost and balance of time deposits.
Third Quarter of 2016 Compared to Third Quarter of 2015
Net interest income increased by $42.1 million to $234.6 million for the third quarter of 2016 compared to $192.5 million for the third quarter of 2015 due mainly to higher average balances for loans and leases and investment securities attributable to the Square 1 acquisition, offset partially by a lower loan and lease yield. The loan and lease yield for the third quarter of 2016 was 6.17% compared to 6.34% for the same quarter of 2015. The decrease in the loan and lease yield was due mainly to the lower discount accretion on acquired loans and yields on newly originated loans being lower than the average portfolio yield. Total discount accretion on acquired loans was $14.2 million in the third quarter of 2016 (39 basis points on the loan and lease yield) compared to $17.1 million in the third quarter of 2015 (57 basis points on the loan and lease yield).
The tax equivalent NIM for the third quarter of 2016 was 5.26% compared to 5.46% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to the decrease in the loan and lease yield as described above, the lower yield on average investment securities and loans and leases comprising a lower percentage of average interest-earning assets. Total discount accretion on acquired loans contributed 31 basis points to the NIM for the third quarter of 2016 compared to 48 basis points for the third quarter of 2015. Tax-exempt interest income contributed 11 basis points to the tax equivalent NIM for the third quarter of 2016 and eight basis points for the third quarter of 2015.
The cost of total deposits decreased to 0.19% for the third quarter of 2016 from 0.33% for the third quarter of 2015 due mainly to the $3.8 billion of lower-cost core deposits added in the Square 1 acquisition, a lower level of higher-cost time deposits, and a lower average cost of interest-bearing deposits.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net interest income increased by $118.8 million to $713.0 million for the nine months ended September 30, 2016 compared to $594.1 million for the nine months ended September 30, 2015 due mainly to higher average interest-earning asset balances attributable to the Square 1 acquisition, offset partially by lower discount accretion on acquired loans and lower yields on average loans and leases and investment securities. The loan and lease yield for the first nine months of 2016 was 6.32% compared to 6.63% for the same period in 2015. The decrease in the loan and lease yield was due mainly to the lower discount accretion on acquired loans and yields on new production being lower than the average portfolio yield. Total discount accretion on acquired loans was $58.3 million during the nine months ended September 30, 2016 (54 basis points on the loan and lease yield) compared to $73.6 million during the nine months ended September 30, 2015 (81 basis points on the loan and lease yield). Discount accretion for the 2016 period includes $12.1 million of accelerated accretion from the payoff of a nonaccrual PCI loan, resulting in the higher PCI loan yield.
The tax equivalent NIM for the first nine months of 2016 was 5.37% compared to 5.76% for the same period last year. The decrease in the tax equivalent NIM was due mostly to the decrease in loan and lease yield as described above and loans and leases comprising a lower percentage of average interest-earning assets. Total discount accretion on acquired loans contributed 43 basis points to the NIM for the nine months ended September 30, 2016 compared to 71 basis points for the nine months ended September 30, 2015. Tax-exempt interest income contributed 11 basis points to the tax equivalent NIM for the first six months of 2016 and six basis points for the same period last year.
The cost of total deposits decreased to 0.21% for the nine months ended September 30, 2016 from 0.35% for the nine months ended September 30, 2015 due mainly to the $3.8 billion of lower-cost core deposits added in the Square 1 acquisition, a lower level of higher-cost time deposits, and a lower average cost of interest-bearing deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for Non‑PCI loans and leases	$8,621	$11,625	$10,500	$39,411	$31,104
Addition to reserve for unfunded loan commitments	(621)	375	500	589	2,063
Total provision for Non‑PCI loans and leases	8,000	12,000	11,000	40,000	33,167
Provision for PCI Loans	471	1,903	(2,254)	2,514	(1,458)
Total provision for credit losses	$8,471	$13,903	$8,746	$42,514	$31,709

Non‑PCI Credit Quality Metrics:
Net charge‑offs on Non-PCI
loans and leases	$3,874	$432	$3,231	$8,198	$9,244
Annualized net charge‑offs to
average Non-PCI loans and leases	0.11%	0.01%	0.11%	0.08%	0.10%
At period end:
Allowance for credit losses	154,070	149,944	100,690
Non‑PCI nonaccrual loans and leases	171,085	127,655	107,190
Non‑PCI classified loans and leases	417,541	441,035	328,038
Allowance for credit losses to Non‑PCI
loans and leases	1.05%	1.03%	0.82%
Allowance for credit losses to Non‑PCI
nonaccrual loans and leases	90.1%	117.5%	93.9%
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
We recorded a total provision for credit losses of $8.5 million in the third quarter of 2016, $13.9 million in the second quarter of 2016 and $8.7 million in the third quarter of 2015 in accordance with our allowance methodology. The provision for the nine months ended September 30, 2016 was $42.5 million compared to $31.7 million in the same period last year and increased due to net portfolio growth, portfolio mix and asset quality, including the level of net charge-offs and specific reserves.
Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are net loan and lease and unfunded commitment growth, an increased amount of loan and lease charge-offs, changes in economic conditions, such as the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values and adverse conditions in borrowers’ businesses. See further discussion in “-Balance Sheet Analysis-Allowance for Credit Losses on Non‑PCI Loans” and “-Balance Sheet Analysis-Allowance for Credit Losses on PCI Loans” contained herein.

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$3,488	$3,633	$2,601	$10,977	$7,787
Other commissions and fees	12,528	11,073	6,376	35,090	18,895
Leased equipment income	8,538	8,523	5,475	25,305	16,232
Gain on sale of loans and leases	157	388	27	790	190
Gain on sale of securities	382	478	655	8,970	3,744
FDIC loss sharing expense, net	—	(6,502)	(4,449)	(8,917)	(13,955)
Other income:
Dividends and realized gains on equity investments	377	2,185	4,357	2,808	16,003
Foreign currency translation net (losses) gains	(224)	324	(373)	706	847
Other	1,674	2,019	1,089	7,851	6,509
Total noninterest income	$26,920	$22,121	$15,758	$83,580	$56,252

Third Quarter of 2016 Compared to Second Quarter of 2016
Noninterest income increased by $4.8 million to $26.9 million for the third quarter of 2016 compared to $22.1 million for the second quarter of 2016 due mostly to a $6.5 million decrease in FDIC loss sharing expense and a $1.5 million increase in other commissions and fees, offset by a $1.8 million decrease in dividends and realized gains on equity investments and a $0.5 million decrease in foreign currency translation net gains. The elimination of FDIC loss sharing expense was due to the early termination of all FDIC loss sharing agreements for which a $6.0 million pre-tax charge was recognized in the second quarter. Other commissions and fees increased due to higher prepayment and other loan-related fees.
Third Quarter of 2016 Compared to Third Quarter of 2015
Noninterest income increased by $11.2 million to $26.9 million for the third quarter of 2016 compared to $15.8 million for the third quarter of 2015. The increase was due mostly to higher other commissions and fees of $6.2 million, higher leased equipment income of $3.1 million, and lower FDIC loss sharing expense of $4.4 million, offset by lower dividends and realized gains on equity investments of $4.0 million. The increase in other commissions and fees included $3.1 million from loan prepayment penalty fees, $1.7 million from foreign exchange fees, $0.8 million from credit card fees, and $0.5 million from letter of credit fees. The revenue streams from foreign exchange fees and credit card fees were gained in the Square 1 acquisition. The elimination of FDIC loss sharing expense was due to the early termination of our loss sharing agreements with the FDIC in the second quarter of 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Noninterest income increased by $27.3 million to $83.6 million for the nine months ended September 30, 2016 compared to $56.3 million for the nine months ended September 30, 2015. The increase was due mostly to higher other commissions and fees of $16.2 million, higher leased equipment income of $9.1 million, higher gain on sales of securities of $5.2 million, lower FDIC loss sharing expense of $5.0 million, and higher service charges on deposit accounts of $3.2 million, offset by lower dividends and realized gains on equity investments of $13.2 million. The increase in other commissions and fees was comprised mostly of $6.2 million from loan prepayment penalty fees, $5.5 million from foreign exchange fees, $2.3 million from credit card fees, and $1.4 million from letter of credit fees. The increases in foreign exchange fees and credit card fees were due to the Square 1 acquisition. The decrease in FDIC loss sharing expense was due mainly to lower amortization of the FDIC loss sharing asset, offset partially by the $6.0 million pre-tax charge recognized in the second quarter of 2016 to terminate all FDIC loss sharing agreements. The increase in service charges on deposits was due primarily to increased deposits as a result of the Square 1 acquisition.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(In thousands)
Noninterest Expense:
Compensation	$62,661	$62,174	$48,152	$185,900	$144,922
Occupancy	12,010	12,193	10,762	36,835	31,950
Data processing	6,234	5,644	4,322	17,782	13,032
Other professional services	4,625	3,401	3,396	11,598	9,949
Insurance and assessments	4,324	4,951	3,805	14,240	11,546
Intangible asset amortization	4,224	4,371	1,497	13,341	4,500
Leased equipment depreciation	5,298	5,286	3,162	15,608	9,368
Foreclosed assets (income) expense, net	(248)	(3)	4,521	(812)	2,517
Acquisition, integration and reorganization costs	—	—	747	200	3,647
Other expense:
Loan expense	1,931	2,145	1,494	6,231	3,319
Other	9,651	9,919	8,281	30,556	25,025
Total noninterest expense	$110,710	$110,081	$90,139	$331,479	$259,775
The following table presents the components of foreclosed assets (income) expense, net for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(In thousands)
Foreclosed Assets (Income) Expense:
Provision for losses	$—	$—	$4,757	$—	$5,163
Operating (income) expense	55	27	(152)	25	(2,688)
(Gain) loss on sale	(303)	(30)	(84)	(837)	42
Total foreclosed assets (income) expense, net	$(248)	$(3)	$4,521	$(812)	$2,517

Third Quarter of 2016 Compared to Second Quarter of 2016
Noninterest expense increased by $0.6 million to $110.7 million for the third quarter of 2016 compared to $110.1 million for the second quarter of 2016. The expense category with the highest increase was other professional services, which increased $1.2 million primarily due to higher litigation expense.
Third Quarter of 2016 Compared to Third Quarter of 2015
Noninterest expense increased by $20.6 million to $110.7 million for the third quarter of 2016 compared to $90.1 million for the third quarter of 2015. The increase was due primarily to including the operations of Square 1 subsequent to its October 6, 2015 acquisition date, offset by lower foreclosed assets expense of $4.8 million. Foreclosed assets expense decreased due mainly to lower write-downs on existing properties.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Noninterest expense increased by $71.7 million to $331.5 million for the nine months ended September 30, 2016 compared to $259.8 million for the nine months ended September 30, 2015. The increase was due primarily to including the operations of Square 1 subsequent to its October 6, 2015 acquisition date, offset by lower acquisition, integration and reorganization costs of $3.4 million and lower foreclosed assets expense of $3.3 million. Foreclosed assets expense decreased due mainly to lower write-downs on existing properties, offset partially by lower operating income.
Income Taxes
The effective tax rate for the third quarter of 2016 was 34.1% compared to 37.7% for the second quarter of 2016 and 36.4% for the third quarter of 2015. The effective tax rate for the third quarter of 2016 was lower due to the net favorable treatment of certain items associated with completion of the 2015 tax returns. The expected effective tax rate for the calendar year 2016 is approximately 37.5%. The Company's blended statutory tax rate for federal and state is 41%.

Balance Sheet Analysis
Investment Portfolio
The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	September 30, 2016
	Amortized	Fair		Duration
Security Type:	Cost	Value	Yield(1)(2)	(in years)
	(Dollars in thousands)
Residential mortgage-backed securities ("MBS")
and collateralized mortgage obligations ("CMOs"):
Agency MBS	$518,996	$528,941	2.08%	2.8
Agency CMOs	154,216	157,231	2.04%	2.2
Private label CMOs	133,917	138,625	5.00%	2.7
Municipal securities	1,437,952	1,522,494	4.13%	6.4
Agency commercial MBS	517,163	531,273	2.84%	5.4
Corporate debt securities	47,155	49,011	7.33%	5.1
Collateralized loan obligations	155,373	156,647	3.05%	0.1
SBA securities	185,639	187,300	0.30%	1.9
Asset-backed and other securities	69,189	69,813	2.71%	3.1
Total securities available-for-sale	$3,219,600	$3,341,335	3.29%	4.7
______________________________________

(1)	Represents the yield for the month of September 30, 2016.

(2)	Tax-equivalent basis.
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	September 30, 2016
	Carrying	% of
Municipal Securities by State:	Value	Total
	(Dollars in thousands)
California	$217,170	14%
New York	187,238	12%
Washington	171,032	11%
Texas	117,842	8%
Ohio	97,965	6%
District of Columbia	68,227	4%
Massachusetts	67,631	4%
Florida	53,652	4%
Oregon	45,133	3%
Illinois	40,559	3%
Total of 10 largest states	1,066,449	69%
All other states	456,045	31%
Total municipal securities	$1,522,494	100%

Loans and Leases
The following table presents the composition of our total loans and leases as of the dates indicated:

	September 30, 2016		June 30, 2016		December 31, 2015
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$959,993	7%	$1,152,433	8%	$1,230,787	9%
Hospitality	666,523	5%	712,900	5%	656,750	5%
SBA program	468,138	3%	473,465	3%	473,960	3%
Other commercial real estate	2,232,911	15%	2,180,411	15%	2,284,036	16%
Total commercial real estate	4,327,565	30%	4,519,209	31%	4,645,533	33%
Income producing residential	1,070,842	7%	1,011,651	7%	1,035,164	7%
Owner-occupied residential	171,412	1%	153,133	1%	176,045	1%
Total residential real estate	1,242,254	8%	1,164,784	8%	1,211,209	8%
Total real estate mortgage	5,569,819	38%	5,683,993	39%	5,856,742	41%
Real estate construction and land:
Commercial	510,831	3%	417,144	3%	345,991	2%
Residential	323,104	2%	281,788	2%	184,382	1%
Total real estate construction and land	833,935	5%	698,932	5%	530,373	3%
Total real estate loans	6,403,754	43%	6,382,925	44%	6,387,115	44%
Commercial:
Technology cash flow	1,097,041	7%	1,002,709	7%	978,283	7%
Security cash flow	416,648	3%	430,591	3%	450,544	3%
Healthcare cash flow	751,580	5%	821,698	6%	865,355	6%
Other cash flow	806,337	5%	793,441	5%	779,783	5%
Total cash flow	3,071,606	20%	3,048,439	21%	3,073,965	21%
Lender finance & timeshare	1,654,585	11%	1,730,870	12%	1,587,577	11%
Healthcare asset-based	174,362	1%	214,242	1%	228,445	2%
Other asset-based	744,490	5%	738,801	5%	731,643	5%
Total asset-based	2,573,437	17%	2,683,913	18%	2,547,665	18%
Equity funds group	282,874	2%	270,722	2%	228,863	2%
Early stage	412,537	3%	369,803	3%	347,298	2%
Expansion stage	790,117	5%	725,482	5%	600,541	4%
Later stage	280,981	2%	300,345	2%	281,311	2%
Venture capital	1,766,509	12%	1,666,352	12%	1,458,013	10%
Equipment finance	670,783	5%	646,940	4%	890,349	6%
Total commercial	8,082,335	54%	8,045,644	55%	7,969,992	55%
Consumer	256,757	3%	212,891	1%	121,147	1%
Total loans and leases, net of deferred fees	$14,742,846	100%	$14,641,460	100%	$14,478,254	100%

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

The following table presents the geographic composition of our real estate loans by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	September 30, 2016		December 31, 2015
		% of		% of
Real Estate Loans by State:	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$3,199,545	50%	$3,121,801	49%
Florida	464,758	7%	488,793	8%
New York	448,448	7%	315,433	5%
Texas	301,872	5%	342,815	5%
Virginia	188,766	3%	182,040	3%
Illinois	179,118	3%	157,431	2%
Pennsylvania	149,345	2%	215,945	4%
Arizona	148,267	2%	144,177	2%
Georgia	124,487	2%	71,992	1%
Maryland	93,545	2%	71,747	1%
Total of 10 largest states	5,298,151	83%	5,112,174	80%
All other states	1,105,603	17%	1,274,941	20%
Total real estate loans	$6,403,754	100%	$6,387,115	100%
The following table presents a roll forward of the loan and lease portfolio for the periods indicated:

	Three Months Ended	Nine Months Ended
Loan and Lease Roll Forward: (1)	September 30, 2016	September 30, 2016
	(Dollars in thousands)
Beginning balance	$14,641,460	$14,478,254
New production	1,071,943	2,845,430
Existing loans and leases:
Principal repayments, net(2)	(933,037)	(2,318,321)
Loan and lease sales	(27,065)	(105,319)
Transfers to foreclosed assets	—	(129)
Charge-offs	(10,455)	(17,871)
Sale of Pacific Western Equipment Finance ("PWEF")	—	(139,198)
Ending balance	$14,742,846	$14,742,846

Weighted average rate on new production	5.11%	4.95%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal repayments on existing loans, changes in revolving lines of credit (repayments and draws), loan participation sales and other changes within the loan portfolio.

Credit Exposure Affected by Low Oil Prices
At September 30, 2016, we had 14 outstanding loan and lease relationships totaling $101.7 million to borrowers and lessees primarily involved in the oil and gas industry down from $137.3 million at December 31, 2015. The obligors under these loans and leases either conduct oil and gas extraction or provide industrial support services to such types of businesses. The collateral for these loans and leases includes primarily equipment, such as drilling and mining equipment and transportation vehicles, used directly and indirectly in these activities. At September 30, 2016, two relationships totaling $40.3 million were on nonaccrual status and were classified, down from three relationships totaling $47.1 million at December 31, 2015. The largest of these relationships had an aggregate outstanding balance of $39.9 million at September 30, 2016. Reserves related to our total oil and gas services industry exposure were approximately 14% at September 30, 2016, which included reserves of approximately 24% related to our impaired oil and gas services industry exposure. Unfunded commitments related to the oil and gas portfolio totaled $21.6 million at September 30, 2016 and relate to three relationships governed with a borrowing base for accounts receivable and inventory.
The following table presents loan and lease relationships with exposure to the oil and gas industry as of the date indicated:

	September 30, 2016
	Obligors	Amount	% of Total
	(Dollars in thousands)
Nonaccrual	2	$40,262	39%
Large, rated companies(1)	2	41,410	41%
All others	10	20,058	20%
Total oil & gas support services	14	$101,730	100%
_______________________________________

(1)	Borrowing entity or obligor contractual counterpart rated BB- or higher.
Allowance for Credit Losses on Non-PCI Loans and Leases
The allowance for credit losses on non-purchased credit impaired ("Non-PCI") loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. Refer to "-Balance Sheet Analysis-Allowance for Credit Losses on PCI Loans" for the policy on PCI loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
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

In addition, we may refer to the loans and leases with assigned credit risk ratings of "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 5. Loans and Leases, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Non-PCI Allowance for Credit Losses Data:	2016	2016	2015	2015
	(Dollars in thousands)
Allowance for loan and lease losses	$136,747	$132,000	$105,534	$92,316
Reserve for unfunded loan commitments	17,323	17,944	16,734	8,374
Total allowance for credit losses	$154,070	$149,944	$122,268	$100,690

Allowance for credit losses to loans and leases	1.05%	1.03%	0.85%	0.82%
Allowance for credit losses to nonaccrual loans and leases	90.1%	117.5%	94.8%	93.9%
All acquired loans are recorded initially at their estimated fair value with such initial fair value including an estimate of credit losses. Two additional credit coverage ratios shown in the table below are presented to give an indication of overall credit risk coverage:

	September 30, 2016			June 30, 2016
	Non-PCI			Non-PCI
Non-PCI Adjusted Allowance for	Loans and	Allowance/	Coverage	Loans and	Allowance/	Coverage
Credit Losses to Loans and Leases:	Leases	Discount	Ratio	Leases	Discount	Ratio
	(Dollars in thousands)
Adjustment for acquired loans and leases
and related allowance:
Ending balance	$14,686,206	$154,070	1.05%	$14,566,425	$149,944	1.03%
Acquired loans and leases	(4,612,787)	(46,039)		(5,131,674)	(37,440)
Adjusted balance	$10,073,419	$108,031	1.07%	$9,434,751	$112,504	1.19%

Adjustment for unamortized purchase
discount on acquired loans and leases:
Ending balance	$14,686,206	$154,070	1.05%	$14,566,425	$149,944	1.03%
Unamortized purchase discount	53,041	53,041		65,391	65,391
Adjusted balance	$14,739,247	$207,111	1.41%	$14,631,816	$215,335	1.47%

The first additional credit coverage ratio calculation makes adjustments for acquired loans and leases and the related allowance. Our Non‑PCI loans and leases at September 30, 2016, included $4.6 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non‑PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At September 30, 2016, our allowance for credit losses included $46.0 million related to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non‑PCI loans and leases and the related allowance is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non‑PCI loans and leases of 1.07% at September 30, 2016; at June 30, 2016, this ratio was 1.19%.
The second additional credit coverage ratio calculation makes an adjustment for the unamortized purchase discount on acquired loans and leases. Our acquired Non-PCI loans and leases included an unamortized purchase discount of $53.0 million at September 30, 2016, which is assigned specifically to those loans and leases only. Such discount represents the acquisition date fair value adjustment based on market, liquidity, interest rate and credit risk. When the unamortized purchase discount is added back separately to both our Non-PCI loans and leases and allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non-PCI loans and leases of 1.41% at September 30, 2016; at June 30, 2016, this ratio was 1.47%.
The unamortized purchase discount is being accreted to interest income over the remaining life of the respective loans and leases primarily using the interest method. Use of the interest method results in steadily declining amounts being taken into income in each reporting period. The remaining discount of $53.0 million at September 30, 2016 is expected to be substantially accreted to income by the end of 2018.
The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Non-PCI Allowance for Credit Losses:	2016	2016	2015	2016	2015
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$149,944	$138,376	$92,921	$122,268	$76,767
Provision for credit losses:
Addition to allowance for loan and lease losses	8,621	11,625	10,500	39,411	31,104
Addition to reserve for unfunded loan commitments	(621)	375	500	589	2,063
Provision for credit losses	8,000	12,000	11,000	40,000	33,167
Loans and leases charged off:
Real estate mortgage	(302)	(866)	(252)	(1,905)	(1,767)
Commercial	(9,606)	(655)	(4,035)	(14,306)	(12,964)
Consumer	(16)	(191)	(25)	(798)	(115)
Total loans and leases charged off (1)	(9,924)	(1,712)	(4,312)	(17,009)	(14,846)
Recoveries on loans charged off:
Real estate mortgage	2,414	939	288	4,352	1,783
Real estate construction and land	27	6	390	185	1,034
Commercial	3,553	312	239	4,179	2,393
Consumer	56	23	164	95	392
Total recoveries on loans charged off	6,050	1,280	1,081	8,811	5,602
Net (charge-offs) recoveries	(3,874)	(432)	(3,231)	(8,198)	(9,244)
Allowance for credit losses, end of period	$154,070	$149,944	$100,690	$154,070	$100,690

Annualized net charge-offs (recoveries) to
average loans and leases	0.11%	0.01%	0.11%	0.08%	0.10%
_______________________________________

(1)	The third quarter 2016 Non-PCI charge-offs included $9.7 million of loans and leases that were fully reserved at June 30, 2016.

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
The following table presents the changes in our allowance for credit losses on PCI loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
PCI Allowance for Credit Losses:	2016	2016	2015	2016	2015
	(In thousands)
Allowance for credit losses, beginning of period	$11,289	$9,554	$14,328	$9,577	$13,999
Provision (negative provision)	471	1,903	(2,254)	2,514	(1,458)
Net charge-offs	(531)	(168)	(1,119)	(862)	(1,586)
Allowance for credit losses, end of period	$11,229	$11,289	$10,955	$11,229	$10,955
Nonperforming Assets, Performing Troubled Debt Restructured Loans, and Classified Loans and Leases
The following table presents nonperforming assets, performing troubled debt restructured loans, and classified loans and leases information as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
	2016	2016	2015	2015
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases	$171,085	$127,655	$129,019	$107,190
Nonaccrual PCI loans	3,478	2,025	4,596	4,823
Total nonaccrual loans and leases	174,563	129,680	133,615	112,013
Accruing Non-PCI loans contractually past due 90 days or more	—	—	700	—
Foreclosed assets, net	15,113	16,181	22,120	33,216
Total nonperforming assets	$189,676	$145,861	$156,435	$145,229

Performing troubled debt restructured loans(1)	$70,348	$71,709	$40,182	$39,956
Classified Non-PCI loans and leases	$417,541	$441,035	$391,754	$323,038
Nonaccrual loans and leases to loans and leases	1.18%	0.88%	0.92%	0.90%
Nonperforming assets to loans and leases and foreclosed assets, net	1.28%	0.99%	1.08%	1.16%
Classified Non-PCI loans and leases to Non-PCI loans and leases	2.84%	3.03%	2.73%	2.67%
_______________________________________

(1)	Excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases and foreclosed assets and totaled $189.7 million at September 30, 2016 compared to $145.9 million at June 30, 2016. The $43.8 million increase in nonperforming assets during the third quarter of 2016 was due to a $44.9 million increase in nonaccrual loans and leases and a $1.1 million decrease in foreclosed assets. The ratio of nonperforming assets to loans and leases and foreclosed assets increased to 1.28% at September 30, 2016 from 0.99% at June 30, 2016. During the third quarter of 2016, Non-PCI classified loans and leases decreased by $23.5 million to $417.5 million as resolutions, including repayment in full of four loans totaling $49.9 million, exceeded new downgrades.

Nonaccrual Loans and Leases
During the third quarter of 2016, nonaccrual loan and leases increased by $44.9 million to $174.6 million at September 30, 2016 due mainly to new nonaccrual additions of $72.0 million, offset by $27.1 million in principal payments and other reductions. Additions included a $49.8 million healthcare real estate loan secured by a continuing care retirement facility which migrated to nonaccrual status due to continued weak operating performance and cash flow difficulties.
The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	September 30, 2016		June 30, 2016		30 - 89 Days Past Due
		% of		% of	September 30,	June 30,
		Loan		Loan	2016	2015
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$74,606	1.7%	$29,183	0.7%	$2,146	$2,126
Residential	5,089	0.4%	4,238	0.4%	—	171
Total real estate mortgage	79,695	1.5%	33,421	0.6%	2,146	2,297
Real estate construction and land:
Commercial	1,245	0.2%	—	—%	—	—
Residential	366	0.1%	368	0.1%	—	—
Total real estate construction and land	1,611	0.2%	368	0.1%	—	—
Commercial:
Cash flow	27,831	0.9%	38,146	1.3%	21	389
Asset-based	4,044	0.2%	1,986	0.1%	6,644	—
Venture capital	10,782	0.6%	1,088	0.1%	—	3,548
Equipment finance (1)	46,916	7.0%	52,432	8.1%	—	—
Total commercial	89,573	1.1%	93,652	1.2%	6,665	3,937
Consumer	206	0.1%	214	0.1%	—	—
Total Non-PCI loans and leases	$171,085	1.2%	$127,655	0.9%	$8,811	$6,234
_______________________________________

(1)	Includes nonaccrual loans and leases to companies involved in the oil and gas industries of $40.3 million and $48.5 million at September 30, 2016 and June 30, 2016.

As of September 30, 2016, the Company's ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $145 million and represented 84.5% of total Non-PCI nonaccrual loans and leases. The largest of these relationships had an aggregate carrying value of $49.8 million and is described earlier in this "-Nonaccrual Loans and Leases" section.

Foreclosed Assets
The following table presents the components of foreclosed assets (primarily other real estate owned, or OREO) as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Property Type:	2016	2016	2015	2015
	(In thousands)
Commercial real estate	$—	$—	$487	$3,558
Construction and land development	13,800	13,800	13,801	14,343
Multi-family	—	—	—	3,481
Single family residence	—	852	952	1,663
Total OREO, net	13,800	14,652	15,240	23,045
Other foreclosed assets	1,313	1,529	6,880	10,171
Total foreclosed assets	$15,113	$16,181	$22,120	$33,216
During the third quarter of 2016, foreclosed assets decreased by $1.1 million to $15.1 million at September 30, 2016 due to sales of $1.1 million.
Performing Troubled Debt Restructured Loans
During the third quarter of 2016, Non-PCI performing troubled debt restructured loans decreased by $1.4 million to $70.3 million as the result of $1.4 million in payoffs and other reductions. At September 30, 2016, we had $59.8 million in real estate mortgage loans, $7.1 million in real estate construction and land loans, $3.3 million in commercial loans, and $0.2 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the number of performing troubled debt restructured loans were on accrual status prior to the loan restructurings and have remained on accrual status after the loan restructurings due to the borrowers making payments before and after the restructurings.

Deposits
The following table presents the balance of each major category of deposits at the dates indicated:

	September 30, 2016		June 30, 2016		December 31, 2015
		% of		% of		% of
Deposit Category:	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$6,521,946	42%	$6,222,696	41%	$6,171,455	39%
Interest checking deposits	1,184,350	8	1,035,395	7	874,349	5
Money market deposits	3,532,050	22	3,392,811	22	2,782,974	18
Savings deposits	772,293	5	761,090	5	742,795	5
Total core deposits	12,010,639	77	11,411,992	75	10,571,573	67
Brokered non-maturity deposits	1,082,114	7	972,820	7	942,253	6
Total non-maturity deposits	13,092,753	84	12,384,812	82	11,513,826	73
Time deposits under $100,000	1,180,428	7	1,114,074	7	1,656,227	11
Time deposits $100,000 and over	1,372,487	9	1,649,123	11	2,496,129	16
Total time deposits	2,552,915	16	2,763,197	18	4,152,356	27
Total deposits	$15,645,668	100%	$15,148,009	100%	$15,666,182	100%

Total deposits increased by $497.7 million during the third quarter to $15.6 billion, due mainly to an increase in core deposits of $598.6 million offset partially by a decrease in time deposits of $210.3 million. At September 30, 2016, core deposits totaled $12.0 billion, or 77% of total deposits, including $6.5 billion of noninterest-bearing demand deposits, or 42% of total deposits.
The following table summarizes the maturities of time deposits, together with their weighted average contractual rate, as of the date indicated:

	September 30, 2016
	Time	Time
	Deposits	Deposits	Total
	Under	$100,000	Time	Contractual
Maturity:	$100,000	or More	Deposits	Rate
	(Dollars in thousands)
Due in three months or less	$402,305	$473,136	$875,441	0.43%
Due in over three months through six months	277,632	361,539	639,171	0.35%
Due in over six months through twelve months	388,867	411,147	800,014	0.36%
Due in over 12 months through 24 months	86,228	89,603	175,831	0.66%
Due in over 24 months	25,396	37,062	62,458	0.77%
Total	$1,180,428	$1,372,487	$2,552,915	0.41%

At June 30, 2016	$1,114,074	$1,649,123	$2,763,197	0.49%
Brokered time deposits totaled $404.5 million and $151.7 million at September 30, 2016 and June 30, 2016.
At September 30, 2016 and June 30, 2016, we had $461 million and $537 million, respectively, of time deposits that exceeded the FDIC insurance limit of $250,000, while the remaining $2.1 billion and $2.2 billion of time deposits met or fell below the FDIC insurance limit.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At September 30, 2016, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At September 30, 2016, such disallowed amounts were $11.3 million for the Company and $0.1 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
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

The following table presents a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum
			Required
		Minimum	Plus Capital	Minimum
		Required	Conservation	Required
		For Capital	Buffer	For Well
		Adequacy	Phase-In	Capitalized
	Actual	Purposes	for 2016	Requirement
September 30, 2016
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	12.13%	4.00%	4.000%	N/A
CET1 capital (to risk weighted assets)	12.83%	4.50%	5.125%	N/A
Tier 1 capital (to risk weighted assets)	12.83%	6.00%	6.625%	N/A
Total capital (to risk weighted assets)	16.18%	8.00%	8.625%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	11.54%	4.00%	4.000%	5.00%
CET1 capital (to risk weighted assets)	12.21%	4.50%	5.125%	6.50%
Tier 1 capital (to risk weighted assets)	12.21%	6.00%	6.625%	8.00%
Total capital (to risk weighted assets)	13.15%	8.00%	8.625%	10.00%

December 31, 2015
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	11.67%	4.00%	N/A	N/A
CET1 capital (to risk weighted assets)	12.58%	4.50%	N/A	N/A
Tier 1 capital (to risk weighted assets)	12.60%	6.00%	N/A	N/A
Total capital (to risk weighted assets)	15.65%	8.00%	N/A	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	11.40%	4.00%	N/A	5.00%
CET1 capital (to risk weighted assets)	12.03%	4.50%	N/A	6.50%
Tier 1 capital (to risk weighted assets)	12.03%	6.00%	N/A	8.00%
Total capital (to risk weighted assets)	12.80%	8.00%	N/A	10.00%
Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2016, the Company and Bank are in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.

Subordinated Debentures
We issued subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $441.1 million at September 30, 2016. At September 30, 2016, none of the trust preferred securities was included in the Company's Tier I capital under the phase-out limitations of Basel III, and $428.7 million was included in Tier II capital.
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
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of San Francisco (“FRBSF”), which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $80.0 million with correspondent banks and $99.0 million with the FHLB, both for the purchase of overnight funds. As of September 30, 2016, there was a $90.0 million balance outstanding related to the FHLB unsecured line of credit. In March 2016, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2016, there was a $40.0 million balance outstanding.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	September 30,	June 30,	December
	2016	2016	2015
	(Dollars in thousands)
Primary Liquidity - On-Balance Sheet:
Cash and due from banks	$286,371	$226,471	$161,020
Interest-earning deposits in financial institutions	253,994	218,882	235,466
Securities available-for-sale	3,341,335	3,347,546	3,559,437
Less: pledged securities	(342,232)	(442,884)	(421,574)
Total primary liquidity	$3,539,468	$3,350,015	$3,534,349

Ratio of primary liquidity to total deposits	22.6%	22.1%	22.6%

	September 30,	June 30,	December
	2016	2016	2015
	(In thousands)
Secondary Liquidity - Off-Balance Sheet
Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$2,044,799	$2,043,979	$2,500,000
Less: secured advances outstanding	(410,000)	(787,000)	(618,000)
Net secured borrowing capacity with the FHLB	1,634,799	1,256,979	1,882,000
Secured borrowing capacity with the FRBSF	2,429,729	1,829,572	2,078,292
Total secondary liquidity	$4,064,528	$3,086,551	$3,960,292
During the three months ended September 30, 2016, the Bank’s primary liquidity increased by $189.5 million due to a $100.7 million decrease in pledged securities available-for-sale, a $59.9 million increase in cash and due from banks, and a $35.1 million increase in interest-earning deposits in financial institutions. The Bank’s secondary liquidity increased by $978.0 million during the third quarter due to a $600.2 million increase in the borrowing capacity on the secured credit line with the FRBSF and a $377.8 million increase in the borrowing capacity on the secured credit line with the FHLB.
At September 30, 2016, certain qualifying loans totaling $3.3 billion were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by a blanket lien on certain qualifying loans that are not pledged to the FRBSF.
In addition to our primary liquidity, the Bank generates liquidity from cash flows from our loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, money market, and savings accounts. At September 30, 2016, such core deposits totaled $12.0 billion and represented 77% of the Bank's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources. See "-Balance Sheet Analysis-Deposits" for additional information and detail of our core deposits.
Customer deposit balances may decrease if interest rates increase significantly or if corporate customers move funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.
Our liquidity policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus FHLB borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2016, all liquidity guidelines established in the liquidity policy were in compliance.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulatory limits, for liquidity management purposes. At September 30, 2016, brokered deposits totaled $1.5 billion, consisting of $404.5 million of brokered time deposits, $1.1 billion of non-maturity brokered sweep accounts, and $13.3 million of other brokered deposits. At December 31, 2015, brokered deposits totaled $1.2 billion, consisting of $272.5 million of brokered time deposits, $942.3 million of non-maturity brokered sweep accounts, and $15.3 million of other brokered deposits. The amount of our brokered deposits fluctuates based on market conditions and liquidity and funding needs. Brokered deposits are an effective source of funding due to the large amount of deposits that can be obtained in a short period of time.

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
Dividends paid by California state-chartered banks are regulated by the California Department of Business Oversight (“DBO”) under its general supervisory authority as it relates to a bank’s capital requirements and the FDIC. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three and nine months ended September 30, 2016, PacWest received $65.0 million and $194.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $536.0 million at September 30, 2016, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At September 30, 2016, PacWest had $483.3 million in cash, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's recently announced stock repurchase program. See "-Recent Events-Stock Repurchase Program" for additional information. PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	September 30, 2016
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits(1)	$2,314,213	$213,328	$24,032	$929	$2,552,502
Short-term FHLB and American Financial
Exchange borrowings	540,000	—	—	—	540,000
Long-term debt obligations(1)	613	368	30	540,329	541,340
Contractual interest(2)	3,394	2,324	793	46	6,557
Operating lease obligations	29,136	52,179	39,915	41,074	162,304
Other contractual obligations	120,495	27,048	12,622	21,139	181,304
Total	$3,007,851	$295,247	$77,392	$603,517	$3,984,007
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 7. Borrowings and Subordinated Debentures, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, commitments to purchase loans, and commitments under deferred compensation arrangements.
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

Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At September 30, 2016, our loan and lease-related commitments, including standby letters of credit, totaled $4.4 billion. The commitments, which may result in funded loans and leases, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.
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
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency translation net gains of $0.7 million and $0.8 million for the nine months ended September 30, 2016 and 2015. In June 2015, we hedged our Euro-denominated subordinated debentures with a cross currency swap to reduce the related foreign currency translation volatility.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk
We measure our interest rate risk position, or "IRR," on at least a quarterly basis using two methods: (i) net interest income simulation analysis; and (ii) market value of equity modeling. The Executive ALM Committee and the Board Asset Liability Management Committee review the results of these analyses quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre‑established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
We evaluated the results of our net interest income simulation ("NII simulation model") and market value of equity models ("MVE model") prepared as of September 30, 2016, the results of which are presented below. Our NII simulation and MVE models indicate that our balance sheet is asset sensitive. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2016. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at September 30, 2016. In order to arrive at the base case, we extend our balance sheet at September 30, 2016 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of September 30, 2016. Based on such repricing, we calculate an estimated net interest income and net interest margin.

The NII simulation model is dependent upon numerous assumptions. For example, the substantial majority of our loans are variable‑rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents as of September 30, 2016, forecasted net interest income and net interest margin for the next 12 months using the forward yield curve as the base scenario and shocking the base scenario given immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points:

	Forecasted			Forecasted
September 30, 2016	Net Interest	Percentage	Forecasted	Net Interest
Interest Rate Scenario:	Income	Change	Net Interest	Margin Change
	(Tax Equivalent)	From Base	Margin	From Base
	(Dollars in millions)
Up 300 basis points	$1,061.8	16.3%	5.75%	0.80%
Up 200 basis points	$1,013.7	11.0%	5.49%	0.54%
Up 100 basis points	$963.5	5.6%	5.22%	0.27%
BASE CASE	$912.8	—	4.95%	—
Down 100 basis points	$887.3	(2.8)%	4.82%	(0.13)%
Down 200 basis points	$879.1	(3.7)%	4.77%	(0.18)%
Down 300 basis points	$873.0	(4.4)%	4.74%	(0.21)%
Total base case year 1 tax equivalent NII was $912.8 million at September 30, 2016 compared to $932.2 million at June 30, 2016. The decrease in year 1 NII was due to a decrease in the yield on loans due to the payoff of higher coupon legacy loans that were replaced by new loan originations at lower coupons and an increase in the cost of deposits due to the higher forward yield curve, partially offset by higher loan income on floating rate loans due to the higher forward yield curve.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. One such scenario provides for market rates to increase during the next six months in accordance with the forward yield curve and thereafter to increase by 25 basis points every six months. The expected first year NII under this alternative rising rate scenario would be approximately 0.5% higher than the base case.
Of the $14.8 billion of total loans in the portfolio, $10.8 billion have variable interest rate terms (excluding hybrid loans discussed below) of which $6.7 billion would immediately reprice at September 30, 2016.
The following table presents variable-rate loans at their floors and the amounts for which the fully-indexed rates would rise off of the floors and reprice as a result of the rate increases shown:

September 30, 2016
Cumulative	Rate
Amount of	Increase
Variable-Rate	Needed to
Loans	Reprice
(Dollars in millions)
$3,648	0 - 100 bps
$3,841	101 - 200 bps
$3,950	201 - 300 bps
$4,061	> 300 bps

Additionally, certain variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $82 million, $273 million, and $405 million in the next one, two, and three years. Approximately 66% of the total variable-rate loans have a LIBOR index rate.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at September 30, 2016.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of September 30, 2016:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
September 30, 2016	Market Value	Change	Change	of Total	Market Value
Interest Rate Scenario:	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Up 300 basis points	$5,622	$127	2.3%	26.4%	123.8%
Up 200 basis points	$5,590	$95	1.7%	26.2%	123.1%
Up 100 basis points	$5,550	$55	1.0%	26.0%	122.2%
BASE CASE	$5,495	$—	—%	25.8%	121.0%
Down 100 basis points	$5,462	$(33)	(0.6)%	25.6%	120.2%
Down 200 basis points	$5,289	$(207)	(3.8)%	24.8%	116.4%
Down 300 basis points	$5,181	$(314)	(5.7)%	24.3%	114.1%
In comparing the September 30, 2016 simulation results to June 30, 2016, our base case market value of equity has increased $225 million while our overall profile has remained relatively unchanged. The increase in base case market value of equity was due primarily to a $144 million increase in the fair value of loans and leases due to lower discount rates used for the valuation, a $50 million increase in the fair value of non-maturity deposits due to increased volume and higher market discount rates, and the $31 million net increase in stockholders' equity during the quarter.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the third quarter of 2016:

Total
	Number of	Average
	Shares	Price Paid
Purchase Dates	Purchased(1)	Per Share
July 1, 2016 - July 31, 2016	—	$—
August 1, 2016 - August 31, 2016	4,704	41.50
September 1, 2016 - September 30, 2016	—	—
Total	4,704	$41.50
__________________________

(1)	Shares repurchased pursuant to net settlement by employees and directors, in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
2.3	Agreement and Plan of Merger dated March 1, 2015 between PacWest Bancorp and Square 1 Financial, Inc. (Exhibit 2.1 to Form 8-K filed on March 5, 2015 and incorporated herein by this reference).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2
Certificate of Amendment of Certificate of Incorporation of PacWest Bancorp, a Delaware Corporation, dated May 14, 2010 (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).

3.5	Amended and Restated Bylaws of PacWest Bancorp, a Delaware corporation, dated November 5, 2014 (Exhibit 3.5 to Form 10-Q filed on November 7, 2014 and incorporated herein by this reference).
10.1	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, dated May 16, 2016 (Exhibit 10.1 to Form 8-K filed on May 18, 2016 and incorporated herein by this reference).
10.2	Form of Stock Award Agreement pursuant to the Company's 2003 Stock Incentive Plan, as amended. *
10.3	Form of Stock Unit Award Agreement pursuant to the Company's 2003 Stock Incentive Plan, as amended. *
31.1	Section 302 Certification of Chief Executive Officer. *
31.2	Section 302 Certification of Chief Financial Officer. *
32.1	Section 906 Certification of Chief Executive Officer. *
32.2	Section 906 Certification of Chief Financial Officer. *
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2016, June 30, 2016, and September 30, 2015 and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2016, June 30, 2016, and September 30, 2015 and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements. *

_____________________
* Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

November 4, 2016	/s/ Patrick J. Rusnak
Patrick J. Rusnak
Executive Vice President and Chief Financial Officer