Form 10-K
period 2016-12-31
PACWEST BANCORP
filed 2017-03-01
CIK 1102112

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2016, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 30, 2016, was approximately $4.7 billion. Registrant does not have any nonvoting common equities.
As of February 21, 2017, there were 119,870,416 shares of registrant's common stock outstanding, excluding treasury shares and 1,556,738 shares of unvested restricted stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP
2016 ANNUAL REPORT ON FORM 10-K

PACWEST BANCORP
2016 ANNUAL REPORT ON FORM 10-K

PART I
Forward-Looking Information
This Form 10-K contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, interest rate risk management, and realization of our deferred tax asset. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under "Item 1A. Risk Factors." Factors that might cause such differences include, but are not limited to:

•	our ability to compete effectively against other financial service providers in our markets;

•	the effect of the current low interest rate environment or impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolios;

•
deterioration, weaker than expected improvement, a continued sluggish recovery, or other changes in the state of the economy or the markets in which we conduct business (including the levels of initial public offerings and mergers and acquisitions), which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	changes in credit quality and the effect of credit quality on our provision for credit losses and allowance for loan and lease losses;

•	our ability to attract deposits and other sources of funding or liquidity;

•	the need to retain capital for strategic or regulatory reasons;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on our business, business strategies and cost of operations;

•	compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases and/or asset mix;

•	reduced demand for our services due to strategic or regulatory reasons;

•	our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;

•	legislative or regulatory requirements or changes, including an increase to capital requirements, and increased political and regulatory uncertainty;

•	the impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	higher than anticipated increases in operating expenses;

•	lower than expected dividends paid from the Bank to the holding company;

•
a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a noncash charge;

•	the effectiveness of our risk management framework and quantitative models;

•
the costs and effects of legal, compliance, and regulatory actions, changes and developments, including the impact of adverse judgments or settlements in litigation, the initiation and resolution of regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;

•	changes in tax laws or regulations affecting our business, including the disallowance of tax benefits by tax authorities and/or changes in tax filing jurisdictions or entity classifications; and

•
our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-K and other documents filed or furnished by PacWest with the SEC.

All forward-looking statements included in this Form 10-K are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.
Available Information
We maintain a corporate website at http://www.pacwestbancorp.com, and a website for the Bank at http://www.pacificwesternbank.com. At http://www.pacwestbancorp.com and via the “Investor Relations” link at the Bank’s website, our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.
We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, http://www.pacwestbancorp.com in the section entitled “Corporate Governance.” Any changes in, or waivers from, the provisions of this code of ethics that the SEC requires us to disclose are posted on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee, Compensation, Nominating and Governance Committee, Asset-Liability Management Committee and Risk Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.
Our Investor Relations Department can be contacted at PacWest Bancorp, 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212, Attention: Investor Relations, telephone (310) 887‑8521, or via e‑mail to investor‑relations@pacwestbancorp.com.
All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

ALM	Asset Liability Management	FRB	Board of Governors of the Federal Reserve System
ASC	Accounting Standards Codification	FRBSF	Federal Reserve Bank of San Francisco
ASU	Accounting Standards Update	FSOC	Financial Stability Oversight Council
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013.	IRR	Interest Rate Risk
BHCA	Bank Holding Company Act of 1956, as amended	MBS	Mortgage-Backed Securities
BOLI	Bank Owned Life Insurance	MVE	Market Value of Equity
CapitalSource Inc.	A company acquired on April 7, 2014	NII	Net Interest Income
CapitalSource Division	A division of Pacific Western Bank, formed at the closing of the CapitalSource Inc. merger	NIM	Net Interest Margin
C&I	Commercial and Industrial	Non-PCI	Non-Purchased Credit Impaired
CDI	Core Deposit Intangible Assets	OFAC	U.S Treasury Department of Office of Foreign Assets Control
CET1	Common Equity Tier 1	OREO	Other Real Estate Owned
CFPB	Consumer Financial Protection Bureau	PWEF	Pacific Western Equipment Finance
CMOs	Collateralized Mortgage Obligations	PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Core Loan and Lease Yield	Loan and lease yield adjusted for accelerated accretion of acquisition discounts from early payoffs of acquired loans	PCI	Purchased Credit Impaired
Core NIM	NIM adjusted for accelerated accretion of acquisition discounts from early payoffs of acquired loans	PRSUs	Performance-Based Restricted Stock Units
CRA	Community Reinvestment Act of 1977	S1AM	Square 1 Asset Management, Inc.
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
DBO	California Department of Business Oversight	SEC	Securities and Exchange Commission
DGCL	Delaware General Corporation Law	SNCs	Shared National Credits
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Square 1	Square 1 Financial, Inc. (a company acquired on October 6, 2015)
DTA	Deferred Tax Assets	Square 1 Bank Division	A division of Pacific Western Bank formed at the closing of the Square 1 acquisition
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration, and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		Tax Equivalent Net Interest Income	Net interest income adjusted for tax-equivalent adjustments related to tax-exempt income on municipal securities
FASB	Financial Accounting Standards Board	Tax Equivalent NIM	NIM adjusted for tax-equivalent adjustments related to tax-exempt income on municipal securities
FCAL	First California Financial Group, Inc. (a company acquired on May 31, 2013)	TDRs	Troubled Debt Restructurings
FDIA	Federal Deposit Insurance Act	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	TruPS	Trust Preferred Securities
FDICIA	Federal Deposit Insurance Corporation Improvement Act	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco

ITEM 1. BUSINESS
General
PacWest Bancorp, a Delaware corporation, is a bank holding company registered under the BHCA with our corporate headquarters located in Los Angeles, California. Our principal business is to serve as the holding company for our wholly-owned subsidiary, Pacific Western Bank. References to "Pacific Western" or the "Bank" refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to "we," "us," or the "Company" refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to "PacWest" or to the "holding company," we are referring to PacWest Bancorp, the parent company, on a stand-alone basis.
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and deposit products and services through 77 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank divisions. Our CapitalSource Division provides cash flow, asset-based, equipment, and real estate loans and treasury management services to established middle market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
PacWest Bancorp was established in October 1999 and has achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business model, service-driven focus, and presence in attractive markets, as well as maintaining a highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth, both organically and through disciplined acquisitions. We have successfully completed 28 acquisitions since 2000 which have contributed to our growth and expanded our market presence throughout the United States.
As of December 31, 2016, we had total assets of $21.9 billion, loans and leases, net of deferred fees, of $15.5 billion, total deposits of $15.9 billion, and stockholders’ equity of $4.5 billion.
Our Business Strategy
General Overview
We believe that stable, long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined credit underwriting standards. We continue to focus on originating high-quality loans and leases and growing our low-cost deposit base through our relationship-based business lending. These core strengths enable us to maintain our operational efficiency, increase profitability, increase our core deposits, and grow loans and leases in a sound manner.
Our loan and lease portfolio consists primarily of real estate mortgage loans, real estate construction and land loans, and C&I loans and leases. We pursue attractive growth opportunities to expand and enter new markets aligned with our business model and strategic plans. Additionally, we focus on cultivating strong relationships with private equity and venture capital firms nationwide, many of which are also our clients and/or may invest in our clients.
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
Focusing on operational efficiency is critical to our profitability and future growth. We carefully manage our cost structure and continuously refine and implement internal processes and systems to create further efficiencies and enhance our earnings. We have substantially completed our efforts to adjust the mix of our deposit base by reducing the proportion of certificates of deposit, a strategic initiative that was undertaken following the CapitalSource Inc. merger. The acquisition of Square 1 accelerated this process as substantially all of the $3.8 billion of acquired deposits were core deposits. The Square 1 Bank Division's core deposits have increased to over $5.3 billion at December 31, 2016.

Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed 28 acquisitions since 2000, including the Square 1 acquisition in 2015 and the CapitalSource Inc. merger in 2014. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise.
Depository Products and Services
Deposits are our primary source of funds to support our interest-earning assets and provide a source of stable low-cost funds and deposit-related fee income. We offer traditional deposit products to businesses and other customers with a variety of rates and terms, including demand, money market, and time deposits. We also provide international banking services, multi-state deposit services, and asset management services. The Bank’s deposits are insured by the FDIC up to statutory limits.
Our branch network allows us to gather deposits, expand our brand presence and service our customers’ banking and cash management needs. In addition, as the banking industry continues to experience broader customer acceptance of on-line and mobile banking tools for conducting basic banking functions we are able to serve our customers through a wide range of non-branch channels, including on-line, remote deposit, and telephone banking platforms, which allows us to expand our service area to attract new depositors without a commensurate increase in branch locations or branch traffic.
At December 31, 2016, we had ATMs at 60 of our branches and two at off-site locations located in California. We are part of the MoneyPass network that enables our customers to withdraw cash surcharge-free and service charge-free at over 25,000 ATM locations across the country. We provide access to customer accounts via a 24 hour seven-day-a-week, toll-free, automated telephone customer service and secure on-line banking services.
The composition of our deposit mix changed as a result of the CapitalSource Inc. merger, which lowered the proportion of core deposits and increased the proportion of more expensive time deposits. Since the CapitalSource Inc. merger, we have focused on shifting the mix of deposits to include a higher proportion of core deposits. Our dedicated team of professionals has been successful in growing our low-cost, core deposit base by attracting deposits from our business customers and offering alternative cash management solutions intended to help retain business customers. The Square 1 acquisition completed in October 2015 accelerated this shift in deposit mix as the percentage of core deposits increased to 79% at the end of 2016.
At December 31, 2016, our total deposits consisted of $12.5 billion in core deposits, $2.2 billion in time deposits and $1.2 billion in brokered non-maturity deposits. Core deposits represented 79% of total deposits at December 31, 2016, and were comprised of $6.7 billion in noninterest-bearing deposits, $1.4 billion in interest-bearing checking accounts, $3.7 billion in money market accounts and $0.7 billion in savings accounts. Our deposit base is also diversified by client type. As of December 31, 2016, no individual depositor represented more than 1.4% of our total deposits, and our top ten depositors represented 8.0% of our total deposits.
We face strong competition in gathering deposits. Our most direct competition for deposits comes from nationwide, regional, and community banks, savings banks and associations, credit unions, insurance companies, money market funds, brokerage firms and other non-bank financial services companies that target the same customers as we do. We compete actively for deposits and emphasize solicitation of noninterest-bearing deposits. We seek to provide a higher level of personal service than our larger competitors, many of whom have more assets, capital and resources than we do and who may be able to conduct more intensive and broader based promotional efforts to reach potential customers. Our cost of funds fluctuates with market interest rates and may be affected by higher rates being offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. Competition for deposits is also affected by the ease with which customers can transfer deposits from one institution to another.
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At December 31, 2016, total off-balance sheet client investment funds were $1.3 billion, of which $1.1 billion was managed by S1AM.

Lending Activities
We conduct commercial lending activities that include real estate mortgage loans, real estate construction and land loans, and C&I loans and leases. Our commercial real estate loans are secured by a range of property types. Our C&I loan offerings are diverse and generally include various asset-secured loans, equipment-secured loans and leases, cash flow loans (leveraged loans) to finance business acquisitions and recapitalizations, and venture loans to support the operations of entrepreneurial companies during the various phases of their life cycle. We price loans to preserve our interest spread and maintain our net interest margin. Loan interest rates may be floating, fixed, or a combination thereof (“hybrid”) throughout the loan term. The rates on hybrid loans typically are fixed until a “reset” date when the rates then become floating. While we do not actively solicit direct consumer loans, we hold consumer loans, consisting primarily of purchased private student loans originated and serviced by a third-party lender.
Some of our loans are participations in larger loans, and these participations may be deemed a shared national credit, or SNC. A SNC is any loan or formal loan commitment extended to borrowers by a federally supervised institution that aggregates to $20 million or more and is shared by three or more unaffiliated federally supervised institutions, or a portion of which is sold to two or more unaffiliated federally supervised institutions. At December 31, 2016 and 2015, we had SNC loans to 116 borrowers that totaled $2.3 billion and to 103 borrowers that totaled $2.1 billion. The SNC program is governed by an inter-agency agreement among the FRB, the FDIC, and the Office of the Comptroller of the Currency. These agencies review a selection of SNCs periodically, with such review conducted at the lead or agent bank, and deliver a credit risk rating to the participants holding the loans.
Real Estate Loans
Our real estate lending activities focus primarily on loans to professional developers and real estate investors for the acquisition, refinancing, renovation, and construction of commercial real estate. We also provide commercial real estate loans to borrowers operating businesses at these sites (owner-occupied commercial real estate loans). Our real estate loans generally are collateralized by first deeds of trust on specific commercial properties. The most prevalent types of properties securing our real estate loans are multi-family properties, various healthcare properties such as skilled nursing facilities and assisted living facilities, office properties, hotels, industrial properties, and retail properties. The properties are located across the United States, primarily in central business districts, but a substantial percentage of our real estate collateral is in California. Our real estate loans generally have an initial interest-only period followed by an amortization schedule with a lump sum balloon payment due in one to ten years or may, more immediately, have interest and principal payments due on an amortization schedule ranging from 25 to 30 years with a lump sum balloon payment due in one to ten years. Construction loans typically finance from 50% to 70% of the costs to construct commercial or multi-family residential properties. The terms are generally one to three years with short-term, performance-based extension options.
We also provide real estate secured loans under the SBA’s 7(a) Program and 504 Program. Compliant SBA 7(a) loans have an SBA guaranty for 75% of the principal balance. SBA 504 loans are 50% loan-to-value first deed of trust mortgage loans on owner-occupied commercial real estate where a second deed of trust is also provided by a nonprofit certified development company. The SBA 7(a) and SBA 504 mortgage loans repay on a twenty-five year amortization schedule.
We specialize in real estate loans secured by healthcare properties, primarily skilled nursing facilities. In addition to the points below, for a healthcare real estate loan, we evaluate facility clinical compliance and quality of care, assess the loan-to- value using per bed limitations based on market information, and analyze the payor mix and state and federal revenue sources.
Our real estate portfolio is subject to certain risks including, but not limited to, the following:

•	increased competition in pricing and loan structure;

•	the economic conditions of the United States;

•	interest rate increases;

•	decreased real estate values in the markets where we lend;

•	the borrower's inability to repay our loan due to decreased cash flow or operating losses;

•	the borrower’s inability to refinance or payoff our loan upon maturity;

•	loss of our loan principal stemming from a collateral foreclosure; and

•	various environmental risks, including natural disasters.

In addition to the foregoing, construction loans are also subject to project-specific risks including, but not limited to, the following:

•	construction costs being more than anticipated;

•	construction taking longer than anticipated;

•	failure by developers and contractors to meet project specifications;

•	disagreement between contractors, subcontractors and developers;

•	demand for completed projects being less than anticipated; and

•	buyers of the completed projects not being able to secure permanent financing.
Many of the risks outlined above result from market conditions and are not controllable by us. When considering the markets in which to pursue real estate loans, we consider the market conditions, our current loan portfolio concentrations by property type and by market, and our past experiences with the borrower, within the specific market, and with the property type.
When underwriting real estate loans, we seek to mitigate risk by using the following framework:

•	reviewing each loan request and renewal individually;

•	using a credit committee approval process for the approval of each loan request (or aggregated credit exposures) over a certain dollar amount;

•	adhering to written loan policies including, among other factors, minimum collateral requirements, maximum loan‑to‑value/cost ratio requirements, and cash flow requirements;

•	considering market rental rates relative to our underwritten rental rates:

•	evaluating the supply of comparable real estate and new supply under construction in the collateral's market area;

•	obtaining independent third-party appraisals that are reviewed by our appraisal department;

•	obtaining environmental risk assessments; and

•	obtaining seismic studies where appropriate.
With respect to construction loans, in addition to the foregoing, we attempt to mitigate project-specific risks by:

•	implementing a controlled disbursement process for loan proceeds in accordance with an agreed upon schedule;

•	conducting project site visits and using construction consultants who review the progress of the project; and

•	monitoring the construction costs compared to the budgeted costs and the remaining costs to complete.
SBA 7(a) and 504 program loans are subject to the risks outlined above and the risk that an SBA 7(a) guaranty may be invalid if SBA specific procedures are not followed. We seek to mitigate this risk by maintaining and adhering to additional policies specific to SBA loans which align with SBA requirements.
C&I Loans and Leases
Our C&I loan and lease offerings are diverse and generally include various cash flow loans (leveraged loans) to finance business acquisitions and recapitalizations, asset-based loans, equipment-secured loans and leases, and venture-backed loans to support the operations of entrepreneurial companies during the various phases of their life cycle.

Our C&I loans include the following specific lending products:

•
Cash flow loans. These loans include senior secured loans (leveraged loans) provided to entities in conjunction with equity contributions from private equity groups to finance the acquisition or recapitalization of a business, SBA 7(a) loans for small business expansion, loans to professionals and other business loans. The majority of our cash flow loans are made to borrowers with a high degree of recurring contractual revenues operating primarily in the technology, healthcare and security monitoring sectors. We also, on a more select basis, make cash flow loans to businesses operating in a broader array of industries, targeting borrowers that are mature businesses with leading market shares. For cash flow loans, the primary sources of repayment are cash flow from operations, the refinancing of the loan, and/or the proceeds from the sale of the company. The loan terms are three to six years with some amortization during the term. Most of our cash flow loans are participations in larger loans, and most of these participations are SNCs. According to regulatory guidance, the majority of cash flow loans are considered leveraged loans. Leveraged loans are typically loans where the proceeds are used for buyouts or acquisitions and where the resulting total debt levels are four or more times the in-place historical adjusted earnings of the borrower. Leveraged loans are supported by underwriting that indicates the debt levels relative to earnings will decline meaningfully over the terms of the loans and for which the enterprise value provides sufficient coverage for our debt. The SBA 7(a) loans are secured by the value of a business and its equipment and are fully-amortizing term loans generally over a 10-year period.

•
Asset-based loans. These loans are used for working capital and are secured by finance receivables, trade accounts receivable, and/or inventory. In conjunction with our healthcare real estate loans, we may provide healthcare operators with asset-based loans secured by healthcare accounts receivable to support working capital needs. This loan segment includes lender finance loans or loans to finance companies and timeshare operators. These loans are used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables owed to our borrowers. The primary sources of repayment are the operating income of the borrower, the collection of the receivables securing the loan, and/or the sale of the inventory securing the loan. The loans are typically revolving lines of credit with terms of one to three years. Also included in this segment are loans used to finance annual life insurance premiums and are fully secured by the corresponding cash surrender value of life insurance contracts and other liquid collateral with one year terms that generally renew annually.

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

Our portfolio of C&I loans and leases is subject to certain risks including, but not limited to, the following:

•	the economic conditions of the United States;

•	interest rate increases;

•	deterioration of the value of the underlying collateral;

•	increased competition in pricing and loan structure;

•	the deterioration of a borrower’s or guarantor’s financial capabilities; and

•	various environmental risks, including natural disasters, which can negatively affect a borrower’s business.

When underwriting C&I loans and leases, we seek to mitigate risk by using the following framework:

•	considering the prospects for the borrower's industry and the borrower's competition;

•	considering our past experience with the borrower, the collateral type, and the collectability of the collateral relative to underwritten expectations and norms;

•	considering our current loan and lease portfolio concentration by loan type and collateral type;

•	reviewing each loan request and renewal individually;

•	using our credit committee approval process for the approval of each loan request (or aggregate credit exposure) over a certain dollar amount; and

•	adhering to written loan underwriting policies and procedures including, among other factors, loan structures and covenants.
Consumer Loans
Consumer loans include personal loans, auto loans, home equity lines of credit, revolving lines of credit, other loans typically made by banks to individual borrowers, and purchased private student loans originated and serviced by a third-party lender. We do not currently originate first trust deed home mortgage loans. Home equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real estate properties. We purchase student loans that are not guaranteed by any program of the U.S. Government. These loans refinanced the outstanding student loan debt of borrowers who met certain underwriting criteria, with terms that fully amortize the debt over terms ranging from five to twenty years.
Our consumer loan portfolio is subject to certain risks, including, but not limited to, the following:

•	the economic conditions of the United States and the levels of unemployment;

•	the amount of credit offered to consumers in the market;

•	interest rate increases;

•	consumer bankruptcy laws which allow consumers to discharge certain debts (excluding student loans);

•	compliance with consumer lending regulations;

•	additional regulations and oversight by the CFPB; and

•	the ability of the sub-servicer of the Bank’s student loans to service the loans in accordance with the terms of the loan purchase agreement.
We seek to mitigate the exposure to such risks through the direct approval of all internally originated consumer loans by reviewing each new loan request and each renewal individually and adhering to written credit policies. For all purchased student loans, we monitor the performance of the originator and the enforcement of our rights under the loan purchase agreement.

Loan Concentrations
The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31, 2016		December 31, 2015
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Commercial	$4,396,696	28%	$4,645,533	33%
Residential	1,314,036	9%	1,211,209	8%
Total real estate mortgage	5,710,732	37%	5,856,742	41%
Real estate construction and land:
Commercial	581,246	4%	345,991	2%
Residential	384,001	2%	184,382	1%
Total real estate construction and land	965,247	6%	530,373	3%
Total real estate	6,675,979	43%	6,387,115	44%
Commercial:
Cash flow (1)	3,112,890	20%	3,073,965	21%
Asset-based	2,611,796	17%	2,547,665	18%
Venture capital	1,987,900	13%	1,458,013	10%
Equipment finance	691,967	4%	890,349	6%
Total commercial	8,404,553	54%	7,969,992	55%
Consumer	375,422	3%	121,147	1%
Total loans and leases, net of deferred fees (2)	$15,455,954	100%	$14,478,254	100%
_______________________________________

(1)	Includes leveraged loans of $2.3 billion and $2.2 billion at December 31, 2016 and 2015.

(2)	Includes PCI loans of $108.4 million and $189.0 million at December 31, 2016 and 2015, of which the majority are included in the Real Estate Mortgage category in this table.
Real estate mortgage loans and real estate construction and land loans (which are predominantly commercial real estate loans) together comprised 43% and 44% of our total portfolio at December 31, 2016 and 2015. The small decline in real estate loans as a percentage of total loans was attributable to net commercial and consumer loan growth exceeding net real estate loan growth during 2016. In addition, the mix of our real estate loan portfolio shifted during 2016 as we invested in additional resources focused on multi-family and construction lending. Real estate mortgage loans declined to 37% of total loans and leases at December 31, 2016 from 41% at December 31, 2015, while real estate construction and land loans increased to 6% of total loans and leases at December 31, 2016 from 3% at December 31, 2015.
Real estate mortgage loans are diversified among various property types. At December 31, 2016, our two largest property type concentrations were income producing residential property, totaling $1.2 billion or 20% of real estate mortgage loans, and healthcare property, totaling $1.0 billion or 17% of real estate mortgage loans. Income producing residential property is primarily multi-family properties but also included are portfolios of for-rent 1-4 family properties. Healthcare property types are primarily skilled nursing facilities and assisted living facilities. At December 31, 2015, income producing residential property totaled $1.0 billion or 18% of real estate mortgage loans, and healthcare property totaled $1.2 billion and comprised 21% of real estate mortgage loans.
Other significant real estate mortgage loan concentrations were office properties at 15% and 12% of real estate mortgage loans at December 31, 2016 and 2015, and hospitality properties at 12% and 11% of real estate mortgage loans at December 31, 2016 and 2015.

Commercial loans and leases comprised 54% and 55% of our total portfolio at December 31, 2016 and 2015. Commercial loans and leases are diversified among various loan types and industries. At December 31, 2016, our largest commercial loan type concentration was cash flow loans, totaling $3.1 billion or 20% of our total portfolio compared to $3.1 billion or 21% at December 31, 2015. Other significant commercial concentrations were asset-based loans at 17% and 18% of the total portfolio at December 31, 2016 and December 31, 2015, venture capital loans at 13% and 10% of the total portfolio at December 31, 2016 and December 31, 2015, and equipment finance at 4% and 6% of the total portfolio at December 31, 2016 and December 31, 2015.
At December 31, 2016, our 10 largest individual loans had outstanding balances ranging from $50.8 million to $89.7 million and in the aggregate totaled $653.6 million, or 4% of total loans and leases.
Current Developments
Sale and Closure of Branches
In December 2016, the Bank completed the sale of two branches to First Foundation Bank. The branches were located in Laguna Hills and Seal Beach, California. The deposits of the branches totaled approximately $180 million, principally comprised of time deposits. No loans were sold in connection with the sale. In addition, the Bank will close its three branches located in the San Francisco Bay area in the first quarter of 2017. At December 31, 2016, the deposits of these branches totaled approximately $100 million. No significant one-time charges are expected to be incurred related to the closure of these branches.
Stock Repurchase Program
On October 17, 2016, PacWest’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. The common stock repurchases may be effected through open market purchases or in privately negotiated transactions, and may utilize derivatives or similar instrument to effect share repurchase transactions (including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, floor transactions or other similar transactions or any combination of the foregoing transactions).
The Stock Repurchase Program expires on December 31, 2017. The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. In the fourth quarter of 2016, the Company repurchased 652,835 shares of common stock for a total amount of $27.9 million under the Stock Repurchase Program and the repurchased shares were retired.
Square 1 Financial, Inc. Acquisition
PacWest acquired Square 1 on October 6, 2015. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into Pacific Western. At closing, we formed the Square 1 Bank Division of Pacific Western. This division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors nationwide. We completed this acquisition to increase our core deposits, expand our nationwide lending platform, and increase our presence in the technology and life-sciences credit markets. We recorded the acquired assets and liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date and increased total assets by approximately $4.6 billion. The application of the acquisition method of accounting resulted in goodwill of $446 million.
CapitalSource Inc. Merger
PacWest acquired CapitalSource Inc. on April 7, 2014. As part of the merger, CapitalSource Bank, a wholly-owned subsidiary of CapitalSource Inc., merged with and into Pacific Western. At closing, we formed the CapitalSource Division of the Bank. This division provides cash flow, asset-based, equipment and real estate loans and treasury management services to established middle market businesses on a national basis. We completed this acquisition in order to increase our loan and lease generation capabilities and to diversify our loan portfolio. We recorded the acquired assets and liabilities, both tangible and intangible, at their estimated fair values as of the merger date and increased total assets by approximately $10.7 billion. The application of the acquisition method of accounting resulted in goodwill of $1.5 billion.

Financing
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt and equity. As a member of the FHLB, the Bank had secured financing capacity with the FHLB as of December 31, 2016 of $2.0 billion, collateralized by a blanket lien on $2.9 billion of certain qualifying loans not pledged to the FRBSF. The Bank also had secured financing capacity with the FRBSF of $2.2 billion as of December 31, 2016 collateralized by liens on $3.0 billion of qualifying loans.
Information Technology Systems
We devote significant resources to maintain stable, reliable, efficient and scalable information technology systems. Where possible, we utilize third-party software systems that are hosted and supported by nationally recognized vendors.  We selectively employ proprietary software systems to support our specialty lending products.  We work with our third-party vendors to monitor and maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, automates numerous internal controls, improves customer experiences and reduces costs. Most customer records are maintained digitally. We also provide on-line and telephone banking services to further improve the overall client experience. We expect to migrate in-house and outsourced systems for managing customer accounts to an alternative platform hosted by a new data processing vendor with the initial phase completed during the second quarter of 2016 and the additional phases scheduled to be completed during 2017.
We use an enterprise data warehouse system in order to capture, analyze and report key metrics associated with our customers and products. Data is collected across multiple systems so that standard and ad hoc reports are available to assist with managing our business.
We maintain a strategic plan with respect to information technology. The information technology strategic plan outlines how specific solutions support our overall goals, analyzes infrastructure for capacity planning, details migration plans to replace aging hardware and software, provides baseline projections for allocating information technology staff, discusses information security trends and measures, considers future technologies, and provides details on information technology initiatives over the next several years.
 Protecting our systems to ensure the safety of our customers’ information is critical to our business. We use multiple layers of protection to control access and reduce risk, including conducting a variety of audits and vulnerability and penetration tests on our platforms, systems and applications, and maintain comprehensive incident response plans to reduce the risk that cyberattacks would be successful. To protect our business operations against disasters, we have a backup offsite core processing system and comprehensive recovery plans.
Risk Oversight and Management
We believe risk management is another core competency of our business. We have a comprehensive risk management process that measures, monitors, evaluates and manages the risks we assume in conducting our activities. Our oversight of this risk management process is conducted by the Company’s Board of Directors (the “Board”) and its standing committees. The committees each report to the Board and the Board has overall oversight responsibility for risk management.
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

Competition
The banking business is highly competitive. We compete nationwide with other commercial banks and financial services institutions for loans and leases, deposits and employees. Some of these competitors are larger in total assets and capitalization, with more offices over a wider geographic area and offer a broader range of financial services than our operations. Our most direct competition for loans comes from larger regional and national banks, diversified finance companies, venture debt funds and service-focused community banks that target the same customers as we do. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include non-bank specialty lenders, insurance companies, private investment funds, investment banks, financial technology companies and other financial and non-financial institutions.
Competition is based on a number of factors, including interest rates charged on loans and leases and paid on deposits, the scope and type of banking and financial services offered, convenience of our branch locations, customer service, technological changes and regulatory constraints. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors have substantial market positions and have access to a lower cost of capital or a less expensive source of funds. Because of economies of scale, our larger, nationwide competitors may offer loan pricing that is more attractive that what we are able to offer.
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
Employees
As of January 31, 2017, we had 1,669 full time equivalent employees.
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

Supervision and Regulation
General
The Company and Bank are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. Such regulation is intended to, among other things, protect the interests of customers, including depositors, and the federal deposit insurance fund, as well as to minimize risk to the banking system as a whole. These regulations are not, however, generally charged with protecting the interests of our stockholders or creditors. Described below are elements of selected laws and regulations applicable to our Company or the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, and in their application by regulatory agencies, cannot be predicted, and they may have a material effect on the business, operations, and results of our Company or the Bank. Recent political developments, including the change in administration in the United States, have added additional uncertainty to the implementation, scope, and timing of regulatory reforms, including those related to the Dodd-Frank Act.
Bank Holding Company Regulation
As a bank holding company, PacWest is registered with and subject to supervision, regulation, and examination by the FRB under the BHCA, and we are required to file with the FRB periodic reports of our operations and additional information regarding the Company and its subsidiaries as the FRB may require.
The Dodd-Frank Act requires the Company to act as a source of financial strength to the Bank including committing resources to support the Bank even at times when the Company may not be in a financial position to do so. Similarly, under the cross‑guarantee provisions of the FDIA, the FDIC can hold any FDIC‑insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC‑insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution.
Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or the ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank. Pursuant to the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing certain merger or acquisition transactions, the federal regulators will consider the assessment of the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, our performance record under the CRA, our compliance with fair housing and other consumer protection laws, and the effectiveness of all organizations involved in combating money laundering activities.
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
The federal regulatory agencies also have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under “-Capital Requirements,” we are required to maintain minimum ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to total risk‑weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends or repurchase our shares. See “Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters - Dividends” and Note 19. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The Dodd-Frank Act
The Dodd‑Frank Act, which was enacted in July 2010, significantly restructured the financial regulatory landscape in the United States, including the creation of a new systemic risk oversight body, the FSOC. The FSOC oversees and coordinates the efforts of the primary U.S. financial regulatory agencies (including the FRB, SEC, the Commodity Futures Trading Commission and the FDIC) in establishing regulations to address financial stability concerns. The Dodd-Frank Act and the FRB’s implementing regulations impose increasingly stringent regulatory requirements on financial institutions as their size and scope of activities increases. With the April 7, 2014 CapitalSource Inc. merger, our total consolidated assets exceeded $15 billion, subjecting us to additional regulatory requirements for financial institutions with over $10 billion in total consolidated assets. This substantially increased the regulations we are required to meet, particularly with respect to risk management, capital planning, and stress testing. In addition, the Company and the Bank are now subject to the examination and supervision of the CFPB.
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
Dividends and Share Repurchases
The ability of the Company to pay dividends on or to repurchase its common stock, and the ability of the Bank to pay dividends to the Company, may be restricted due to several factors including: (a) the DGCL (in the case of the Company) and applicable California law (in the case of the Bank), (b) covenants contained in our subordinated debentures and borrowing agreements, and (c) the regulatory authority of the FRB, the DBO and the FDIC. Our ability to pay dividends to our stockholders or to repurchase shares of our common stock is subject to the restrictions set forth in the DGCL. The DGCL provides that a corporation, unless otherwise restricted by its certificate of incorporation, may declare and pay dividends (or repurchase shares) out of its surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or for the preceding fiscal year, as long as the amount of capital of the corporation is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Surplus is defined as the excess of a corporation’s net assets (i.e., its total assets minus its total liabilities) over the capital associated with issuances of its common stock. Moreover, the DGCL permits a board of directors to reduce its capital and transfer such amount to its surplus. In determining the amount of surplus of a Delaware corporation, the assets of the corporation, including stock of subsidiaries owned by the corporation, must be valued at their fair market value as determined by the board of directors, regardless of their historical book value.
Our ability to pay cash dividends to our stockholders or to repurchase shares of our common stock may be limited by certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired, and the debentures underlying the trust preferred securities. Generally the indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends with respect to our common stock or repurchase shares of our common stock.
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

In connection with the decision regarding dividends and share repurchase programs, our Board of Directors will take into account general business conditions, our financial results, projected cash flows, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by the Bank to the Company and such other factors as deemed relevant. We can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise or to repurchase shares of our common stock. The declaration of dividends by the Company is subject to the discretion of our Board of Directors.
PacWest’s primary source of liquidity is the receipt of cash dividends from the Bank. Various statutes and regulations limit the availability of cash dividends from Pacific Western. Dividends paid by Pacific Western are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. Pacific Western may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. Since the Bank had a retained deficit of $520.0 million at December 31, 2016, for the foreseeable future, any further cash dividends from the Bank to the Company will continue to require DBO and FDIC approval.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Holding Company Liquidity” and Note 19. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.
Capital Requirements
We are subject to the comprehensive capital framework for U.S. banking organizations known as Basel III. Basel III generally implemented the Basel Committee’s December 2010 final capital framework for strengthening international capital standards. Basel III became effective for the Company and the Bank as of January 1, 2015, subject to phase‑in periods for certain of its components and other provisions.
Basel III, among other things, (i) implemented increased capital levels for the Company and the Bank, (ii) introduced a new capital measure called CET1 and related regulatory capital ratio of CET1 to risk‑weighted assets, (iii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iv) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (v) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. Under Basel III, for most banking organizations the most common form of Additional Tier 1 capital is non‑cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to Basel III specific requirements.
Pursuant to Basel III, the minimum capital ratios are as follows:

•	4.5% CET1 to risk‑weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”).
Basel III also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk‑weighted assets, Tier 1 to risk‑weighted assets or Total capital to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at a 0.625% level and will increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. When fully phased‑in, the Company and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk‑weighted assets of at least 7%, (ii) Tier 1 capital to risk‑weighted assets of at least 8.5%, and (iii) total capital to risk‑weighted assets of at least 10.5%.

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non‑consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.
Implementation of the deductions and other adjustments to CET1 commenced on January 1, 2015 and will be phased‑in over a 4‑year period (beginning at 40% on January 1, 2015 and an additional 20% increase per year thereafter until reaching 100%).
With respect to the Bank, Basel III revised the prompt corrective action regulations as described below under “- Prompt Corrective Action”.
Basel III provides a standardized approach for risk weightings that expands the risk‑weighting categories from the previous four Basel I‑derived categories (0%, 20%, 50% and 100%) to a larger and more risk‑sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset classes.
The Company has outstanding subordinated debentures issued to trusts, which, in turn, issued trust preferred securities. The amount of subordinated debentures totaled $440.7 million at December 31, 2016. Under Basel III, none of the Company’s trust preferred securities are included in Tier 1 capital, however $428.2 million of such trust preferred securities was included in Tier 2 capital at December 31, 2016. We believe that, as of December 31, 2016, the Company and the Bank met all capital adequacy requirements under Basel III. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Capital” for further information on regulatory capital requirements, capital ratios, and deferred tax asset limits as of December 31, 2016 for the Company and the Bank.
Stress Testing
As an institution with total assets in excess of $10 billion, the stress testing rules of the FRB and the FDIC require the Company and the Bank to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base scenario and at least two supervisory stress scenarios provided by the federal bank regulators. Stress test results must be reported to the regulatory agencies, and the stress testing rules require the public disclosure of a summary of the stress test results. The Company’s and Bank’s capital ratios reflected in the stress test calculations are an important factor considered by the FRB and FDIC in evaluating the capital adequacy of the Company and the Bank and whether any proposed payments of dividends or stock repurchases may be deemed an unsafe or unsound practice.
Prompt Corrective Action
FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A bank’s category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
In addition to measures taken under the prompt corrective action provisions, the Bank may be subject to potential enforcement actions by the federal or state banking agencies for unsafe or unsound practices in conducting its business or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease‑and‑desist order that can be judicially enforced, the termination of insurance for deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, and the issuance of removal and prohibition orders against institution‑affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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
Deposit Insurance
The Bank is a state‑chartered, “non‑member” bank regulated by the DBO and the FDIC. Pacific Western accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The applicable limit for FDIC insurance for most types of accounts is $250,000.
Under the FDIC's risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the Deposit Insurance Fund. The calculated assessment rate is applied to average consolidated assets less the average tangible equity of the insured depository institution during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases. In 2010, the FDIC adopted its Deposit Insurance Fund restoration plan to ensure that the fund reserve ratio reaches 1.35% of total deposits by September 30, 2020, and the FDIC's final rule with respect to this became effective July 1, 2016. Insured institutions with assets over $10 billion, such as the Bank, are responsible for funding the increase. For the year ended December 31, 2016, we incurred $14.0 million of FDIC assessment expense.
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
In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive based compensation arrangements to regulators. The agencies proposed initial regulations in April 2011 and proposed revised regulations during the second quarter of 2016 that would establish general qualitative requirements applicable to all covered entities (and additional specific requirements for entities with total consolidated assets of at least $50 billion). The general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping.

Consumer Regulation
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection regulations may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
The CFPB has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The Bank is subject to direct oversight and examination by the CFPB. The CFPB has broad supervisory, examination, and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
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

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals and others. These rules are based on their administration by OFAC. The OFAC‑administered sanctions targeting designated countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment‑related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil money penalties on the Company and the Bank.
Community Reinvestment Act
The CRA generally requires the Bank to identify the communities it serves and to make loans and investments, offer products, make donations in, and provide services designed to meet the credit needs of these communities. The CRA also requires the Bank to maintain comprehensive records of its CRA activities to demonstrate how we are meeting the credit needs of our communities. These documents are subject to periodic examination by the FDIC. During these examinations, the FDIC rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the FDIC to take into account the record of a bank in meeting the credit needs of all of the communities served, including low‑and moderate‑income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Satisfactory” as of its most recent examination. In the case of a bank holding company, such as the Company, when applying to acquire a bank, savings association, or a bank holding company, the FRB will assess the CRA record of each depository institution of the applicant bank holding company in considering the application.
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
Privacy
The Gramm‑Leach‑Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of non-public personal information about consumers to non‑affiliated third parties. In general, the statutes require disclosures to consumers on policies and procedures regarding the disclosure of such non-public personal information and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank’s policies and procedures. We have implemented privacy policies addressing these restrictions, which are distributed regularly to all existing and new customers of the Bank.

Hazardous Waste Clean‑Up and Climate‑Related Risk
Our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire, or that serve as collateral for our loans, since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, we are not presently aware of any actual liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of February 20, 2017. In addition, we are not aware of any physical or regulatory consequence resulting from climate change that would have a material adverse effect upon the Company.
Regulation of Certain Subsidiaries
Our subsidiary, S1AM is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations. Following the completion of various studies on investment advisers and broker-dealers required by the Dodd-Frank Act, the SEC has, among other things, recommended to Congress that it consider various means to enhance the SEC’s examination authority over investment advisers, which may have an impact on S1AM that we cannot currently assess.

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
Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, cash flows, competitive position, business, reputation, results of operations, capital position or financial condition, including materially increasing our expenses or decreasing our revenues, which could result in material losses.
General Economic and Market Conditions Risk
Our business is adversely affected by unfavorable economic and market conditions.
U.S. economic conditions affect our operating results. The United States economy has been in a slow-paced seven-year expansion since the Great Recession ended in 2009. This current expansion has been longer than most U.S. expansionary periods in recent history, increasing the probability of a near-term U.S. economic recession. An economic recession adversely affects our operating results because we experience higher loan and lease charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Various market conditions also affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans and leases. Stock market downturns affect businesses’ ability to raise capital and invest in business expansion. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which adversely affects businesses’ ability to service their debts.
An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

•	a decrease in the demand for our loans and leases and other products and services offered by us;

•	a decrease in our deposit balances due to overall reductions in the accounts of customers;

•	a decrease in the value of our loans and leases;

•	an increase in the level of nonperforming and classified loans and leases:

•	an increase in provisions for credit losses and loan and lease charge-offs;

•	a decrease in net interest income derived from our lending and deposit gathering activities;

•	a decrease in the Company's stock price;

•	an impairment of goodwill or certain intangible assets; or

•	an increase in our operating expenses associated with attending to the effects of the above-listed circumstances.
Public equity offerings and mergers and acquisitions involving our Square 1 Bank Division clients or a slowdown in venture capital investment levels may reduce the market for venture capital investment and the borrowing needs of our current and potential clients, which could adversely affect our business, results of operations, or financial condition.
Our Square 1 Bank Division’s strategy is focused on providing banking products and services to entrepreneurial businesses, including in particular early- and expansion-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, and corporate investors. We derive a meaningful share of deposits from these companies and provide them with loans as well as other banking products and services. In many cases, our credit decisions are based on our analysis of the likelihood that our venture capital-backed client will receive additional rounds of equity capital from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers would decrease, which could have a material adverse effect on the loan and deposit growth prospects of the Square 1 Bank Division.

Our ability to attract and retain qualified employees is critical to our success.
Our employees are our most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees. We also seek to retain proven, experienced senior employees with superior talent, augmented from time to time by external hires, to provide continuity of succession of our executive management team. In addition, the Company’s Board of Directors oversees succession planning, including review of the succession plans for the Chief Executive Officer and other members of executive management. If for any reason we are unable to continue to attract or retain qualified employees, our performance, including our competitive position, could be materially and adversely affected.
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
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk. The credit quality of our portfolio can have a significant impact on our earnings. We expect to experience charge-offs and delinquencies on our loans and leases in the future. Our clients' actual operating results may be worse than our underwriting indicated when we originated the loans and leases, and in these circumstances, if timely corrective actions are not taken, we could incur substantial impairment or loss of the value on these loans and leases. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes may cause us to make loans and leases that we otherwise would not have made or to fund advances that we otherwise would not have funded, either of which could result in losses on loans and leases, or necessitate that we significantly increase our allowance for loan and lease losses. As a result, we could suffer loan losses and have nonperforming loans and leases, which could have a material adverse effect on our net earnings and results of operations and financial condition, to the extent the losses exceed our allowance for loan and lease losses.
Additionally, some of our loans and leases are secured by a lien on specified collateral of the client and we may not obtain or properly perfect our liens or the value of the collateral securing any particular loan may not protect us from suffering a partial or complete loss if the loan becomes nonperforming and we proceed to foreclose on or repossess the collateral. In such event, we could suffer loan losses, which could have a material adverse effect on our net earnings, allowance for loan and lease losses, financial condition, and results of operations.
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

Our concentration of loans and leases to privately owned small and medium-sized companies and our concentration of lending to particular market sectors and industries could expose us to greater lending risk if the privately owned small or medium-sized company, market sector or industry were to experience economic difficulties or changes in the regulatory environment.
Our portfolio consists primarily of real estate and commercial loans and leases to small and medium-sized privately owned businesses in a limited number of industries throughout the United States. Loan and leases made to these types of clients entail higher risks than loans and leases made to larger, publicly owned firms that are able to access a broader array of credit sources and thus more easily weather an economic downturn.
Commercial loans and leases comprised 54% of our total portfolio at December 31, 2016. At December 31, 2016, our largest commercial loan type concentration was cash flow loans, which includes leveraged loans as defined by regulatory guidance, totaling 20% of our portfolio. Cash flow loans are provided to sophisticated buyers and private equity groups, financial investors, strategic companies and sponsors to finance the acquisition or recapitalization of a business. Other significant commercial concentrations by loan type include asset-based loans at 17%, venture capital loans at 13%, and equipment finance at 4% of the total portfolio at December 31, 2016.
As of December 31, 2016, real estate mortgage loans and real estate construction and land loans (which are predominantly commercial real estate mortgage loans) together comprised 43% of our total portfolio and our largest property type concentration was multi-family properties, totaling 18% of real estate mortgage loans. Other significant real estate mortgage loan property type concentrations were healthcare property at 17% and office properties at 15% at December 31, 2016. In addition, 49% of our loans secured by real estate were in California at December 31, 2016.
If any particular industry or market sector were to experience economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries may differ from what we expected, which could have a material adverse impact on our financial condition or results of operations.
Market Risk
Market Risk is the Risk that Market Conditions May Adversely Impact the Value of Assets or Liabilities or Otherwise Negatively Impact Earnings. Market Risk is Inherent to the Financial Instruments Associated with our Operations, Including Loans, Deposits, Securities, Short-term Borrowings, Long-term Debt, and Derivatives.
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
Accordingly, changes in levels of interest rates could materially and adversely affect our net interest spread, net interest margin, cost of deposits, asset quality, loan origination volume, liquidity, and overall profitability.

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
The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the past several years and the future performance of the stock market is inherently uncertain. As a result, the stock market generally and the market price and trading volume of our common stock specifically may be volatile. The trading price of our common stock will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. A significant decline in our stock price could result in the potential impairment of goodwill, substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.
The value of our securities in our investment portfolio may decline in the future.
The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, implied credit spreads, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition, or results of operations.

Liquidity Risk
Liquidity Risk is the Potential Inability to Meet our Contractual and Contingent Financial Obligations, On- or Off-balance Sheet, as they Become Due.
We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, an inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and worldwide credit markets.
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments, regulatory requirements, and business needs. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the FRBSF, as well as to capital markets.
We cannot provide any assurance that access to such capital and liquidity will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition, or results of operations.
We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial and financial soundness of other financial institutions. Financial institutions are closely related as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Loss of public confidence in any one institution, including through default, could lead to liquidity and credit problems, losses, or defaults for other institutions. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity and credit problems, losses, or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges we interact with on a daily basis or key funding providers such as the Federal Home Loan Banks, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition, or results of operations.

The primary source of the holding company's liquidity from which, among other things, we pay dividends is the receipt of dividends from the Bank.
The holding company, PacWest, is a legal entity separate and distinct from the Bank and our other subsidiaries. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the holding company, it is likely that we, in turn, would have to discontinue capital distributions in the form of dividends or share repurchases and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or subordinated debentures. Since the Bank had an accumulated deficit of $520.0 million at December 31, 2016, for the foreseeable future, any cash dividends from the Bank to the holding company will continue to require DBO and FDIC approval. The inability of the Bank to pay dividends to the holding company could have a material adverse effect on our business, including the market price of our common stock.
We may reduce or discontinue the payment of dividends on common stock.
Our stockholders are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debentures. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our stockholders. We cannot provide assurance that we will continue paying dividends on our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.
Regulatory, Compliance and Legal Risk
We are subject to extensive regulation, which could materially and adversely affect our business.
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. The Company is subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision by the FDIC, DBO and CFPB. The laws and regulations applicable to us govern a variety of matters, including, but not limited to, permissible types, amounts and terms of loans and investments we make, the maximum interest rate that may be charged, consumer disclosures on the products and services we offer, the amount of reserves we must hold against our customers' deposits, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, restrictions on dividends and establishment of new offices by the Bank. We must obtain approval from our regulators before engaging in certain activities, including certain acquisitions, and there can be no assurance that any regulatory approvals we may require will be obtained, or obtained without conditions, either in a timely manner or at all. Our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute unsafe or unsound banking practice. While we have policies and procedures designed to prevent violations of the extensive federal and state regulations we are subject to, our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in orders from our regulators, civil monetary penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition, or results of operation.

Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are undergoing continuous review and change frequently. The ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Also, participation in any future specific government stabilization programs may subject us to additional restrictions. There can be no assurance that laws, rules and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise materially and adversely affect our business or prospects for business. While the change in administration in the United States may ultimately roll back or modify certain of the regulations adopted since the financial crisis, including those adopted under the Dodd-Frank Act, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, may negatively impact our business, at least in the short term, even if the long-term impact of any such changes are positive for our business.
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
Our financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing budgetary pressures, the enactment of new federal or state tax legislation may occur or interpretations of existing tax laws could change. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting income tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on our financial condition, results of operations, and liquidity.
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
We and certain of our directors, officers and subsidiaries may be involved, from time to time, in reviews, investigations, litigation, and other proceedings pertaining to our business activities. If claims or legal actions, whether founded or unfounded, are not resolved in a favorable manner to us, they may result in significant financial liability. Although we establish accruals for legal matters when and as required by generally accepted accounting principles and certain expenses and liabilities in connection with such matters may be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our business, financial condition, results of operations, and reputation.

Risk of the Competitive Environment in which We Operate
We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.
The financial services industry has become even more competitive as a result of legislative, regulatory and technological changes and continued banking consolidation, which may increase in connection with current economic, market and political conditions. We face substantial competition in all phases of our operations from a variety of competitors, including national banks, regional banks, community banks and, more recently, financial technology (or "fintech") companies. Many of our competitors offer the same banking services that we offer and our success depends on our ability to adapt our products and services to evolving industry standards. Increased competition in our market may result in reduced new loan and lease production and/or decreased deposit balances or less favorable terms on loans and leases and/or deposit accounts. We also face competition from many other types of financial institutions, including without limitation, non-bank specialty lenders, insurance companies, private investment funds, investment banks, and other financial intermediaries. While there are a limited number of direct competitors in the venture banking market, some of our competitors have long-standing relationships with venture firms and the companies that are funded by such firms. The market for our Square 1 Bank Division is extremely competitive and several of our competitors have significantly greater resources, established customer bases, more locations, and longer operating histories.
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
Our ability to maintain, attract and retain customer relationships and investors is highly dependent on our reputation.
Damage to our reputation could undermine the confidence of our current and potential customers and investors in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, customer and other third-party fraud, record-keeping, technology-related issues including but not limited to cyber fraud, regulatory investigations and any litigation that may arise from the failure or perceived failure to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on our brands and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Risk Management
Failure to keep pace with technological change could adversely affect our business and we recently converted to a new core processing system.
The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. To keep pace with technology and provide sufficient scalability for growth, we completed the second phase of our conversion to a new core processing system related to managing customer accounts in January 2017 and the additional phases are scheduled to be completed during 2017. Many of our competitors, however, have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully convert to a new core processing system could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
Our acquisitions may subject us to unknown risks.
Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from deterioration in the credit quality of the acquired loans; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such loss or increased costs.
Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking's anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic initiatives may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation, regulatory relationships and growth prospects. In addition, if we determined that the value of an acquired business had decreased and that the related goodwill is impaired, an impairment of goodwill charge to earnings would be recognized. To the extent we issue capital stock in connection with future acquisitions, these transactions may be dilutive to book value and earnings per share and will dilute share ownership.
A breach in the security of our systems, or those of contracted partners, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.
Although we devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets, as well as the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that all of our security measures will provide absolute security.

 Many financial institutions, including PacWest, have been subjected to attempts to infiltrate the security of their websites or other systems, some involving sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means. We have been targeted by individuals and groups using malicious code and viruses, and have experienced distributed denial-of-service attacks with the objective of disrupting on-line banking services and expect to be subject to such attacks in the future.
Despite efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate, detect or recognize threats to our systems or to implement effective preventive measures against all security breaches of these types inside or outside our business, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including individuals or groups who are associated with external service providers or who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as our web-based product offerings grow or we expand internal usage of web-based applications.
A successful penetration or circumvention of the security of our systems or the systems of another market participant could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
We rely on other companies to provide key components of our business infrastructure.
We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as data processing and storage, recording and monitoring transactions, on-line banking interfaces and services, Internet connections and network access. Even though we have a vendor management program to help us carefully select and monitor the performance of third parties, we do not control their actions. The failure of a third-party to perform in accordance with the contracted arrangements under service level agreements as a result of changes in the third party’s organizational structure, financial condition, support for existing products and services, strategic focus, system interruption or breaches, or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business, financial condition and results of operations. Replacing these third parties could also create significant delays and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.
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

Severe weather, natural disasters, acts of war or terrorism or other adverse external events could harm the Company's business.
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. The nature and level of severe weather and/or natural disasters cannot be predicted and may be exacerbated by global climate change. Severe weather and natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California, in which a substantial portion of our business is located and a substantial portion of our loan collateral is located, is susceptible to severe weather and natural disasters such as earthquakes, floods, droughts and wildfires. Additionally, the United States remains a target for potential acts of war or terrorism. Such severe weather, natural disasters, acts of war or terrorism or other adverse external events could negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.
Risk from Accounting Estimates
Our decisions regarding the fair value of assets acquired could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
To comply with generally accepted accounting principles, management must exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. Management makes various estimates and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. If the actual performance of the acquired loans and/or the value of the collateral differs materially from management's estimates, any resulting losses or increased credit loss provisions could have a negative effect on our business, financial condition, or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 31, 2017, we had a total of 145 properties consisting of 78 full-service branch offices and 67 other offices. We own eight locations and the remaining properties are leased. Our properties are located throughout the United States, however, approximately 75% are located in California. We lease our principal office, which is located at 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212.
For additional information regarding properties of the Company and Pacific Western, see Note 9. Premises and Equipment, Net of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
ITEM 3. LEGAL PROCEEDINGS
See Note 12. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." That information is incorporated into this item by reference.
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
Marketplace Designation, Sales Price Information and Holders
Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol “PACW.” The following table summarizes the high and low sale prices for each quarterly period during the last two years for our common stock, as quoted and reported by The Nasdaq Stock Market, or Nasdaq:

			Dividends
			Declared
	Stock Sales Prices		During
	High	Low	Quarter
2015
First quarter	$47.47	$41.41	$0.50
Second quarter	$48.86	$43.69	$0.50
Third quarter	$48.54	$40.00	$0.50
Fourth quarter	$48.00	$41.11	$0.50

2016
First quarter	$43.45	$29.05	$0.50
Second quarter	$42.14	$35.56	$0.50
Third quarter	$43.86	$36.89	$0.50
Fourth quarter	$56.07	$41.10	$0.50
As of February 14, 2017, the closing price of our common stock on Nasdaq was $56.62 per share. As of that date, based on the records of our transfer agent, there were approximately 1,672 record holders of our common stock.
Dividends
The table above shows the dividends we declared and paid during the two most recent fiscal years. For a discussion of dividend restrictions on the Company's common stock, or of dividends from the Company's subsidiaries to the Company, see “Item 1. Business - Supervision and Regulation - Dividends and Share Repurchases” and Note 19. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2016, regarding securities issued and to be issued under our equity compensation plans in effect during fiscal year 2016:

		Number of	Weighted	Number of Securities
		Securities to be	Average	Remaining Available
		Issued Upon	Exercise	for Future Issuance
		Exercise of	Price of	Under Equity
		Outstanding	Outstanding	Compensation Plans
		Options, Warrants	Options, Warrants	(Excluding Securities
		and Rights	and Rights	Reflected in Column (a))
Plan Category	Plan Name	(a)	(b)	(c)
Equity compensation plans	The PacWest Bancorp 2003
approved by security holders	Stock Incentive Plan (1)	— (2)	—	12,314,325 (3)
Equity compensation plans
not approved by security holders	None	—	—	—
_______________________________________

(1)
The PacWest Bancorp 2003 Stock Incentive Plan (the “Incentive Plan”) was last approved by our stockholders at our 2016 Stockholders Meeting. The authorized number of shares available for issuance under the Incentive Plan was increased to 9,000,000 shares at our 2014 Special Stockholders Meeting. Upon consummation of the CapitalSource Inc. merger on April 7, 2014, an additional 10,686,565 shares were added to the Incentive Plan. Such shares were available for grant under the former CapitalSource Inc. Equity Incentive Plan and remain available for grant to: (a) former employees of CapitalSource Bank who remain employed with the Company, and (b) newly hired employees of the Company.

(2)	Amount does not include the 1,476,132 shares of unvested time-based restricted stock outstanding with a zero exercise price as of December 31, 2016.

(3)
The Incentive Plan permits these remaining shares to be issued in the form of options, restricted stock, or stock appreciation rights. The amount includes 9,035,069 shares remaining from those added to the Incentive Plan from the CapitalSource Inc. merger.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Repurchases of Common Stock
The following table presents stock repurchases we made during the fourth quarter of 2016:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
			as Part of	That May Yet
		Average	Publicly	Be Purchased
	Total Number of	Price Paid	Announced	Under the
Purchase Dates:	Shares Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
October 1 – October 31, 2016	220,835	$43.54	219,426	$390,445
November 1 – November 30, 2016	448,763	$42.38	433,409	$372,069
December 1 – December 31, 2016	—	—	—	$372,069
Total	669,598	$42.76	652,835
___________________________________

(1)
Includes shares repurchased pursuant to net settlement by employees and directors in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards, and shares repurchased pursuant to the Company's publicly announced Stock Repurchase Program.

(2)
On October 17, 2016, PacWest’s Board of Directors authorized a Stock Repurchase Program, pursuant to which the Company may, from time to time until December 31, 2017, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

Five‑Year Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2016, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the “NASDAQ Composite Index”), and (2) the Total Return Index for KBW NASDAQ Regional Bank Stocks (the “KBW Regional Banking Index”). This comparison assumes $100 was invested on December 31, 2011, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company's total cumulative gain was 248.1% over the five year period ending December 31, 2016 compared to gains of 116.5% and 140.1% for the NASDAQ Composite Index and KBW Regional Banking Index.
___________________________________
* $100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index:	2011	2012	2013	2014	2015	2016
PacWest Bancorp	$100.00	$135.25	$238.05	$264.03	$261.53	$348.09
NASDAQ Composite Index	100.00	116.41	165.47	188.69	200.32	216.54
KBW Regional Banking Index	100.00	111.29	161.59	165.84	173.85	240.07

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain of our financial and statistical information for each of the years in the five‑year period ended December 31, 2016. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2016 and 2015, and for each of the years in the three‑year period ended December 31, 2016 and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts and percentages)
Results of Operations (1):
Interest income	$1,015,912	$883,938	$704,775	$309,914	$296,115
Interest expense	(54,621)	(60,592)	(42,398)	(12,201)	(19,648)
Net interest income	961,291	823,346	662,377	297,713	276,467
Total (provision) negative provision for credit losses	(65,729)	(45,481)	(11,499)	4,210	12,819
Gain on securities	9,485	3,744	4,841	5,359	1,239
FDIC loss sharing expense, net	(8,917)	(18,246)	(31,730)	(26,172)	(10,070)
Other noninterest income	111,907	98,812	69,076	25,057	24,703
Total noninterest income	112,475	84,310	42,187	4,244	15,872
Foreclosed assets (expense) income, net	(1,881)	668	(5,401)	1,503	(10,931)
Acquisition, integration and reorganization costs	(200)	(21,247)	(101,016)	(40,812)	(4,089)
Debt termination expense	—	—	—	—	(22,598)
Other noninterest expense	(448,020)	(361,460)	(299,175)	(188,856)	(172,996)
Total noninterest expense	(450,101)	(382,039)	(405,592)	(228,165)	(210,614)
Earnings from continuing operations before
income tax expense	557,936	480,136	287,473	78,002	94,544
Income tax expense	(205,770)	(180,517)	(117,005)	(32,525)	(37,743)
Net earnings from continuing operations	352,166	299,619	170,468	45,477	56,801
Loss from discontinued operations before
income tax benefit	—	—	(2,677)	(620)	—
Income tax benefit	—	—	1,114	258	—
Net loss from discontinued operations	—	—	(1,563)	(362)	—
Net earnings	$352,166	$299,619	$168,905	$45,115	$56,801

Per Common Share Data:
Basic and diluted earnings per share (EPS):
Net earnings from continuing operations	$2.90	$2.79	$1.94	$1.09	$1.54
Net earnings	$2.90	$2.79	$1.92	$1.08	$1.54
Dividends declared during year	$2.00	$2.00	$1.25	$1.00	$0.79
Book value per share (2)(3)	$36.93	$36.22	$34.03	$17.65	$15.74
Tangible book value per share (2)(3)	$18.71	$17.86	$17.17	$12.72	$13.22
Shares outstanding at year-end (3)	121,284	121,414	103,022	45,823	37,421
Average shares outstanding for basic and diluted EPS	120,239	106,327	86,853	40,823	35,685

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$21,869,767	$21,288,490	$16,234,605	$6,533,168	$5,463,658
Cash and cash equivalents	419,670	396,486	313,226	147,422	164,404
Investment securities	3,245,700	3,579,147	1,607,786	1,522,684	1,392,511
Non-PCI loans and leases	15,412,092	14,339,070	11,613,832	3,930,539	3,074,947
Allowance for credit losses, Non-PCI loans and leases	161,278	122,268	76,767	67,816	72,119
PCI loans	108,445	189,095	290,852	382,796	517,885
Goodwill	2,173,949	2,176,291	1,720,479	208,743	79,866
Core deposit and customer relationship intangibles	36,366	53,220	17,204	17,248	14,723
Deposits	15,870,611	15,666,182	11,755,128	5,280,987	4,709,121
Borrowings	905,812	621,914	383,402	113,726	12,591
Subordinated debentures	440,744	436,000	433,583	132,645	108,250
Stockholders’ equity	4,479,055	4,397,691	3,506,230	808,898	589,121

Performance Ratios:
Return on average assets	1.66%	1.70%	1.27%	0.74%	1.04%
Return on average equity	7.85%	7.99%	6.11%	6.28%	10.01%
Return on average tangible equity (2)	15.52%	15.76%	11.88%	8.25%	11.76%
Net interest margin	5.40%	5.60%	6.01%	5.48%	5.52%
Efficiency ratio	39.8%	38.5%	41.6%	60.7%	56.4%
Stockholders’ equity to total assets ratio (2)	20.5%	20.7%	21.6%	12.4%	10.8%
Tangible common equity ratio (2)	11.5%	11.4%	12.2%	9.2%	9.2%
Average equity to average assets	21.2%	21.3%	20.7%	11.8%	10.4%
Dividend payout ratio	69.1%	71.8%	67.7%	90.9%	50.7%
Tier 1 leverage ratio (4)	11.91%	11.67%	12.34%	11.22%	10.53%
Tier 1 capital ratio (4)	12.31%	12.60%	13.16%	15.12%	15.17%
Total capital ratio (4)	15.56%	15.65%	16.07%	16.38%	16.43%

Non-PCI Credit Quality Metrics:
Non-PCI nonaccrual loans and leases	$170,599	$129,019	$83,621	$46,774	$41,762
Foreclosed assets	12,976	22,120	43,721	55,891	56,414
Total nonperforming assets	183,575	151,839	127,342	102,665	98,176

Non-PCI nonaccrual loans and leases to Non-PCI
loans and leases	1.11%	0.90%	0.72%	1.19%	1.36%
Nonperforming assets to Non-PCI loans and leases
and foreclosed assets	1.19%	1.06%	1.09%	2.58%	3.14%
Allowance for credit losses to Non-PCI nonaccrual
loans and leases	94.5%	94.8%	91.8%	145.0%	172.7%
Allowance for credit losses to Non-PCI loans and leases	1.05%	0.85%	0.66%	1.73%	2.35%
Net charge-offs to average Non-PCI loans and leases (2)	0.15%	0.06%	0.02%	0.12%	0.33%
________________________________

(1)
Operating results of acquired companies are included from the respective acquisition dates. See Note 4. Acquisitions of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

(2)	For information regarding this calculation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Non‑GAAP Measurements.”

(3)	Includes 1,476,132 shares, 1,211,951 shares, 1,108,505 shares, 1,216,524 shares, and 1,698,281 shares of unvested restricted stock outstanding at December 31, 2016, 2015, 2014, 2013, and 2012.

(4)	Capital ratios presented are for the consolidated Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PacWest Bancorp is a bank holding company registered under the BHCA. Our principal business is to serve as the holding company for our Los Angeles‑based wholly-owned banking subsidiary, Pacific Western Bank. References to “Pacific Western” or the “Bank” refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to “we,” “us,” or the “Company” refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the “holding company,” we are referring to PacWest Bancorp, the parent company, on a stand-alone basis.
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of deposit products and services through 77 full-service branches located throughout the state of California, one branch in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank divisions. Our CapitalSource Division provides cash flow, asset-based, equipment, and real estate loans and treasury management services to established middle market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
At December 31, 2016, we had total assets of $21.9 billion, including $15.5 billion of loans and leases, net of deferred fees, compared to $21.3 billion of total assets, including $14.5 billion of loans and leases, net of deferred fees, at December 31, 2015. Total assets increased $581.3 million during 2016 due to a $977.7 million increase in loans and leases, net of deferred fees, driven by new production, offset partially by a $335.6 million decrease in securities available-for-sale due to paydowns and sales from ongoing portfolio management activities.
At December 31, 2016, we had total liabilities of $17.4 billion, including total deposits of $15.9 billion and borrowings of $905.8 million compared to $16.9 billion of total liabilities, including total deposits of $15.7 billion and borrowings of $621.9 million at December 31, 2015. The $499.9 million increase in total liabilities since year-end is due to a $2.0 billion increase in lower-cost core deposits, a $283.9 million increase in borrowings, primarily overnight FHLB advances, and a $232.2 million increase in brokered non-maturity deposits, offset by a $2.0 billion decrease in higher-cost time deposits. At December 31, 2016, core deposits totaled $12.5 billion, or 79% of total deposits, and time deposits totaled $2.2 billion, or 14% of total deposits.
At December 31, 2016, we had total stockholders' equity of $4.5 billion compared to $4.4 billion at December 31, 2015. During 2016, stockholders’ equity increased $81.4 million, due mainly to $352.2 million in net earnings, offset by $243.4 million in dividends paid. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 12.31% and 15.56% at December 31, 2016.
On March 31, 2016, we sold our PWEF leasing unit in Midvale, Utah, including approximately $139 million of outstanding lease balances.
Recent Events
Sale and Closure of Branches
In December 2016, the Bank completed the sale of two branches to First Foundation Bank. The branches were located in Laguna Hills and Seal Beach, California. The deposits of the branches totaled approximately $180 million, principally comprised of time deposits. No loans were sold in connection with the sale. In addition, the Bank will close its three branches located in the San Francisco Bay area in the first quarter of 2017. At December 31, 2016, the deposits of these branches totaled approximately $100 million. No significant one-time charges are expected to be incurred related to the closure of these branches.

Stock Repurchase Program
On October 17, 2016, PacWest’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. The common stock repurchases may be effected through open market purchases or in privately negotiated transactions and may utilize derivatives or similar instrument to effect share repurchase transactions (including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, floor transactions or other similar transactions or any combination of the foregoing transactions).
The Stock Repurchase Program expires on December 31, 2017. The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. In the fourth quarter of 2016, the Company repurchased 652,835 shares of common stock for a total amount of $27.9 million under the Stock Repurchase Program and the repurchased shares were retired.
Square 1 Financial, Inc. Acquisition
PacWest acquired Square 1 on October 6, 2015. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into Pacific Western. At closing, we formed the Square 1 Bank Division of Pacific Western. This division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors nationwide. We completed this acquisition to increase our core deposits, expand our lending products across the nation, and increase our presence in the technology and life-sciences credit markets. We recorded the assets and liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date and increased total assets by approximately $4.6 billion. The application of the acquisition method of accounting resulted in goodwill of $446 million. For further information, see Note 4. Acquisitions of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
CapitalSource Inc. Merger
PacWest acquired CapitalSource Inc. on April 7, 2014. As part of the merger, CapitalSource Bank, a wholly-owned subsidiary of CapitalSource Inc., merged with and into Pacific Western. At closing, we formed the CapitalSource Division of the Bank. This division provides cash flow, asset-based, equipment and real estate loans and treasury management services to established middle market businesses on a national basis. We completed this acquisition in order to increase our loan and lease generation capabilities and to diversify our loan portfolio. We recorded the assets and liabilities, both tangible and intangible, at their estimated fair values as of the merger date and increased total assets by approximately $10.7 billion. The application of the acquisition method of accounting resulted in goodwill of $1.5 billion. For further information, see Note 4. Acquisitions of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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

Our primary interest‑earning assets are loans and investment securities, and our primary interest‑bearing liabilities are deposits. Contributing to our high net interest margin is our high yield on loans and leases and competitive cost of deposits. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we seek to minimize the impact of these variances by attracting a high percentage of noninterest‑bearing deposits. We assumed $5.3 billion of time deposits in the CapitalSource Inc. merger. We have substantially completed our goal to replace these higher-costing time deposits with core deposits. The acquisition of Square 1 accelerated this shift in deposit mix as nearly all of the $3.8 billion of acquired deposits were core deposits. The Square 1 acquisition increased our on-balance sheet liquidity and has enabled us to maintain adequate liquidity as we managed down the level of higher-cost time deposits.
Loan and Lease Growth
We actively seek new lending opportunities under an array of commercial real estate loans and C&I lending products. Our targeted collateral for our real estate loan offerings includes multifamily properties, healthcare properties, office properties, hospitality properties, industrial properties, and retail properties. Our C&I loan products include equipment-secured loans and leases, asset-secured loans, loans to finance companies, cash flow loans (which are loans secured by borrower future cash flows and borrower enterprise value) and venture capital-backed loans to entrepreneurial companies to support the various stages of their operations. Our loan origination process emphasizes credit quality. We foster lending relationships with borrowers that have proven loan repayment performance. Our commitment sizes vary by loan product and can range up to $100 million for certain asset-based lending arrangements and select real estate loans. We price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans and leases, and we measure our success by the levels of our classified and nonperforming assets and net charge‑offs. We maintain an allowance for credit losses on loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off‑balance sheet credit exposure. Loans and leases which are deemed uncollectable are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio is based on our allowance methodology which considers various credit performance measures such as historical and current net charge‑offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the overall level of outstanding loans and leases. For originated and acquired non‑impaired loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination date or after the acquisition date, respectively. For PCI loans, a provision for credit losses may be recorded to reflect decreases in expected cash flows on such loans compared to those previously estimated.
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

The following table presents our consolidated efficiency ratios for the periods indicated:

Quarterly Period in 2016:	Efficiency Ratio
First	38.5%
Second	40.6%
Third	40.1%
Fourth	40.1%

The following table presents the calculation of our efficiency ratio for the years indicated:

		Year Ended December 31,
Efficiency Ratio:		2016	2015	2014
		(Dollars in thousands)
Noninterest expense		$450,101	$382,039	$405,592
Less:	Intangible asset amortization	16,517	9,410	6,268
	Foreclosed assets expense (income), net	1,881	(668)	5,401
	Acquisition, integration, and reorganization costs	200	21,247	101,016
Noninterest expense used for efficiency ratio		$431,503	$352,050	$292,907

Net interest income (tax equivalent)		$980,811	$834,814	$668,769
Noninterest income		112,475	84,310	42,187
Net revenues		1,093,286	919,124	710,956
Less:	Gain on sale of securities	9,485	3,744	4,841
	Gain on sale of owned office building	—	—	1,570
Net revenues used for efficiency ratio		$1,083,801	$915,380	$704,545

Efficiency ratio(1)		39.8%	38.5%	41.6%
_______________________________________

(1)	Noninterest expense used for efficiency ratio divided by net revenues used for efficiency ratio.
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
Our significant accounting policies and practices are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." We have identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses, the carrying values of intangible assets, the realization of deferred income tax assets, and the accounting for business combinations.

Allowance for Credit Losses on Non-PCI Loans and Leases
The allowance for credit losses on Non-PCI loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The following discussion is for Non-PCI loans and leases and the related allowance for credit losses. Refer to "—Allowance for Loan Losses on PCI Loans" for the policy on PCI loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
The allowance for credit losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon our review of the credit quality of the loan and lease portfolio, which includes loan and lease payment trends, borrowers' compliance with loan agreements, borrowers' current and budgeted financial performance, collateral valuation trends, and current economic factors and external conditions that may affect our borrowers' ability to make payments to us in accordance with contractual terms. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.
The allowance for loan and lease losses contains a general reserve component for loans and leases with no credit impairment and a specific reserve component for loans and leases determined to be impaired.
A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We assess our loans and leases for impairment on an ongoing basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure impairment of a loan or lease based upon the fair value of the underlying collateral if the loan or lease is collateral-dependent or the present value of cash flows, discounted at the effective interest rate, if the loan or lease is not collateral-dependent. To the extent a loan or lease balance exceeds the estimated collectable value, a specific reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent. Smaller balance loans (under $250,000), with a few exceptions for certain loan types, are generally not individually assessed for impairment but are evaluated collectively.
The methodology we use to estimate the general reserve component of our allowance for credit losses considers both quantitative and qualitative criteria. The quantitative criteria uses our actual historical loan and lease charge-off experience on pools of similar loans and leases to establish loss factors that are applied to our current loan and lease balances to estimate inherent credit losses. When estimating the general reserve component for the various pools of similar loan types, the loss factors applied to the loan pools consider the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings. We recognize that the determination of the allowance for credit losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans on a regular basis.
The qualitative criteria we consider when establishing the loss factors include the following:

•	current economic trends and forecasts;

•	current commercial real estate values, performance trends, and overall outlook in the markets where we lend;

•	legal and regulatory matters that could impact our borrowers’ ability to repay our loans and leases;

•	loan and lease portfolio composition and any loan concentrations;

•	current lending policies and the effects of any new policies or policy amendments;

•	loan and lease production volume and mix;

•	loan and lease portfolio credit performance trends;

•	results of our independent credit review; and

•	changes in management related to credit administration functions.

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

In addition, we may refer to the loans and leases with assigned credit risk ratings of "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 7. Loans and Leases of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
Management believes the allowance for credit losses is appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio and the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience, for example, increased levels of borrower loan defaults, borrowers’ noncompliance with our loan agreements, adverse changes in collateral values, or negative changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the established allowance will be sufficient to absorb future losses.
Allowance for Loan Losses on PCI Loans
We measure the allowance for loan losses for PCI loans at the end of each financial reporting period based on expected cash flows of our PCI loans. Decreases or (increases) in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a (negative provision) for credit losses on such loans. For example, a decrease in the expected cash flows of PCI loans would result in an additional reserve requirement and a provision for PCI loan credit losses would be recorded.
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

Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually.
Our other intangible assets with definite lives include core deposit and customer relationship intangibles. The establishment and subsequent amortization of these intangible assets requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates, and useful lives. These intangibles are being amortized over their estimated useful lives up to 10 years and tested for impairment quarterly. If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a write-down would be taken through a charge to our earnings. The most significant element in the evaluation of these intangibles is the attrition rate of the acquired customer relationships. If such attrition rate were to accelerate from that which we expected, the intangible asset may have to be reduced by a charge to earnings. The attrition rate is influenced by many factors, the most significant of which are alternative yields for loans and deposits available to customers and the level of competition from other financial institutions and financial services companies.
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
Non-GAAP Measurements
We use certain non‑GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. We use the following non-GAAP measures in this Form 10-K:

•
Core NIM and core loan and lease yield: The tax equivalent NIM and loan and lease yield are impacted by volatility in accelerated accretion of acquisition discounts due to the prepayment of acquired loans and leases. We disclose the core NIM and core loan and lease yield to provide an indication of what these measures would be without the effects of accelerated accretion as we believe this indicates a "normalized" measure and a more accurate indicator of future performance. See “- Results of Operations - Net Interest Income” for a reconciliation of these non-GAAP measurements to the GAAP measurements for the periods presented.

•
Adjusted allowance for credit losses to loans and leases: As the allowance for credit losses takes into consideration credit deterioration on acquired loans and leases only after the purchase date and an estimate of credit losses is included in their initial fair values, we disclose two adjusted allowance for credit losses to loans and leases ratios in addition to the allowance for credit losses to loans and leases. The first adjusted allowance for credit losses to loans and leases excludes the allowance related to acquired loans and leases from the numerator and the acquired loans and leases from the denominator. The second ratio adds back the remaining unamortized purchase discount to both the numerator and the denominator. We disclose these ratios to more clearly illustrate the amounts established on our balance sheet for credit losses related to acquired loans in addition to the allowance for credit losses. See "- Balance Sheet Analysis - Allowance for Credit Losses on Non-PCI Loans and Leases" for a reconciliation of these non-GAAP measurements to the GAAP measurement as of the dates presented.

•
Return on average tangible equity, tangible common equity ratio, and tangible book value per share: Given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to the related GAAP measures of return on average equity, equity to assets ratio, and book value per share, respectively. The reconciliations of these non-GAAP measurements to the GAAP measurements are presented in the following tables for and as of the periods presented.

		Year Ended December 31,
Return on Average Tangible Equity:		2016	2015	2014
		(Dollars in thousands)
Net earnings		$352,166	$299,619	$168,905

Average stockholders' equity		$4,488,862	$3,751,995	$2,763,726
Less:	Average intangible assets	2,219,756	1,850,988	1,342,286
Average tangible common equity		$2,269,106	$1,901,007	$1,421,440

Return on average equity (1)		7.85%	7.99%	6.11%
Return on average tangible equity (2)		15.52%	15.76%	11.88%
_____________________________

(1)	Net earnings divided by average stockholders' equity.

(2)	Net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	December 31,
Tangible Book Value Per Share:	2016	2015	2014
	(Dollars in thousands, except per share data)
PacWest Bancorp Consolidated:
Stockholders’ equity	$4,479,055	$4,397,691	$3,506,230
Less: Intangible assets	2,210,315	2,229,511	1,737,683
Tangible common equity	$2,268,740	$2,168,180	$1,768,547
Total assets	$21,869,767	$21,288,490	$16,234,605
Less: Intangible assets	2,210,315	2,229,511	1,737,683
Tangible assets	$19,659,452	$19,058,979	$14,496,922
Equity to assets ratio	20.48%	20.66%	21.60%
Tangible common equity ratio(1)	11.54%	11.38%	12.20%
Book value per share	$36.93	$36.22	$34.03
Tangible book value per share	$18.71	$17.86	$17.17
Shares outstanding	121,283,669	121,413,727	103,022,017

Pacific Western Bank:
Stockholders’ equity	$4,374,478	$4,276,279	$3,378,879
Less: Intangible assets	2,210,315	2,229,511	1,737,683
Tangible common equity	$2,164,163	$2,046,768	$1,641,196
Total assets	$21,848,644	$21,180,689	$15,995,719
Less: Intangible assets	2,210,315	2,229,511	1,737,683
Tangible assets	$19,638,329	$18,951,178	$14,258,036
Equity to assets ratio	20.02%	20.19%	21.12%
Tangible common equity ratio(1)	11.02%	10.80%	11.51%
_______________________________________

(1)	Tangible common equity divided by tangible assets.

Results of Operations
Acquisitions Impact Earnings Performance
The comparability of financial information is affected by our acquisitions. We completed the following acquisitions during the three years ended December 31, 2016: (1) CapitalSource Inc. on April 7, 2014 and (2) Square 1 on October 6, 2015. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates.
Earnings Performance
2016 Compared to 2015
Net earnings for the year ended December 31, 2016 were $352.2 million, or $2.90 per diluted share, compared to net earnings for the year ended December 31, 2015 of $299.6 million, or $2.79 per diluted share. The $52.5 million increase in net earnings was due to higher net interest income of $137.9 million and higher noninterest income of $28.2 million, offset by higher noninterest expense of $68.1 million and a higher provision for credit losses of $20.2 million. These increases were due primarily to including the operations of Square 1 for the entire 2016 period and only subsequent to the October 6, 2015 acquisition date for the 2015 period. The increase in net interest income was attributable to higher average interest-earning asset balances and lower interest expense, offset by lower discount accretion on acquired loans and lower yields on average loans and leases and investment securities. The increase in noninterest income was due mainly to higher other commissions and fees, higher leased equipment income, higher gain on sale of securities, lower FDIC loss sharing expense, and higher service charges on deposit accounts, offset by lower dividends and realized gains on equity investments.
2015 Compared to 2014
Net earnings for the year ended December 31, 2015 were $299.6 million, or $2.79 per diluted share, compared to net earnings for the year ended December 31, 2014 of $168.9 million, or $1.92 per diluted share. The $130.7 million increase in net earnings was due to higher net interest income of $161.0 million, higher noninterest income of $42.1 million, and lower acquisition, integration, and reorganization costs of $79.8 million, offset by higher noninterest expense of $56.2 million (excluding acquisition, integration, and reorganization costs) and a higher provision for credit losses of $34.0 million. These changes, excluding acquisition, integration, and reorganization costs, were due primarily to including the operations of CapitalSource Inc. for the entire 2015 period and only subsequent to the April 7, 2014 merger date for the 2014 period, and to the inclusion of the operations of Square 1 subsequent to the October 6, 2015 acquisition date. The increase in net interest income was attributable mainly to higher average interest-earning asset balances. The increase in noninterest income was due mainly to higher dividends and realized gains on equity investments, lower FDIC loss sharing expense, higher other commissions and fees, and higher leased equipment income.
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

The following table summarizes the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis for the years indicated:

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$134,101	$51,905	38.71%	$212,630	$31,909	15.01%	$347,124	$57,105	16.45%
Non-PCI loans and leases	14,487,467	872,389	6.02%	12,368,432	787,185	6.36%	9,079,217	599,992	6.61%
Total loans and leases (1)	14,621,568	924,294	6.32%	12,581,062	819,094	6.51%	9,426,341	657,097	6.97%
Investment securities(2)	3,344,920	110,077	3.29%	2,150,408	75,836	3.53%	1,574,294	53,737	3.41%
Deposits in financial institutions	206,404	1,061	0.51%	182,804	476	0.26%	129,920	333	0.26%
Total interest‑earning assets (2)	18,172,892	1,035,432	5.70%	14,914,274	895,406	6.00%	11,130,555	711,167	6.39%
Other assets	3,002,178			2,664,570			2,191,833
Total assets	$21,175,070			$17,578,844			$13,322,388

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking deposits	$1,141,476	$2,439	0.21%	$786,702	$1,041	0.13%	$634,435	$434	0.07%
Money market deposits	4,357,921	12,276	0.28%	2,473,556	4,794	0.19%	1,667,322	3,333	0.20%
Savings deposits	758,973	1,528	0.20%	747,688	2,020	0.27%	618,398	1,709	0.28%
Time deposits	2,996,953	15,269	0.51%	5,128,028	33,648	0.66%	4,363,819	21,856	0.50%
Total interest‑bearing deposits	9,255,323	31,512	0.34%	9,135,974	41,503	0.45%	7,283,974	27,332	0.38%
Borrowings	471,578	2,259	0.48%	194,468	554	0.28%	92,767	496	0.53%
Subordinated debentures	439,130	20,850	4.75%	433,752	18,535	4.27%	353,828	14,570	4.12%
Total interest‑bearing liabilities	10,166,031	54,621	0.54%	9,764,194	60,592	0.62%	7,730,569	42,398	0.55%
Noninterest‑bearing demand
deposits	6,370,452			3,916,702			2,652,076
Other liabilities	149,725			145,953			176,017
Total liabilities	16,686,208			13,826,849			10,558,662
Stockholders’ equity	4,488,862			3,751,995			2,763,726
Total liabilities and
stockholders' equity	$21,175,070			$17,578,844			$13,322,388
Net interest income
(tax equivalent) (2)		$980,811			$834,814			$668,769
Net interest rate spread			5.16%			5.38%			5.84%
Net interest margin			5.40%			5.60%			6.01%

Total deposits (3)	$15,625,775	$31,512	0.20%	$13,052,676	$41,503	0.32%	$9,936,050	$27,332	0.28%
Funding sources (4)	$16,536,483	$54,621	0.33%	$13,680,896	$60,592	0.44%	$10,382,645	$42,398	0.41%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $19.5 million, $11.5 million, and $6.4 million for 2016, 2015 and 2014, respectively, related to tax-exempt income on municipal securities. The federal statutory rate utilized was 35% for all years.

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
The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rate:

	2016 Compared to 2015			2015 Compared to 2014
	Total	Increase (Decrease)		Total	Increase (Decrease)
	Increase	Due to		Increase	Due to
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In thousands)
Interest Income:
Loans and leases	$105,200	$129,575	$(24,375)	$161,997	$189,541	$(27,544)
Investment securities (tax equivalent)	34,241	39,612	(5,371)	22,099	20,263	1,836
Deposits in financial institutions	585	68	517	143	138	5
Total interest income	140,026	169,255	(29,229)	184,239	209,942	(25,703)

Interest Expense:
Interest checking deposits	1,398	592	806	607	124	483
Money market deposits	7,482	4,690	2,792	1,461	1,565	(104)
Savings deposits	(492)	30	(522)	311	350	(39)
Time deposits	(18,379)	(11,951)	(6,428)	11,792	4,256	7,536
Total interest-bearing deposits	(9,991)	(6,639)	(3,352)	14,171	6,295	7,876
Borrowings	1,705	1,153	552	58	366	(308)
Subordinated debentures	2,315	232	2,083	3,965	3,398	567
Total interest expense	(5,971)	(5,254)	(717)	18,194	10,059	8,135

Net interest income (tax equivalent)	$145,997	$174,509	$(28,512)	$166,045	$199,883	$(33,838)

The tax equivalent NIM and loan and lease yields are impacted by volatility in accretion of acquisition discounts on acquired loans. The effects of this item on the NIM and loan and lease yield are shown in the following table for the years indicated:

	Year Ended December 31,
	2016	2015	2014
NIM:
Reported	5.40%	5.60%	6.01%
Less: Accelerated accretion of acquisition discounts from early
payoffs of acquired loans	(0.30)%	(0.35)%	(0.35)%
Core	5.10%	5.25%	5.66%
Less: Remaining accretion of Non-PCI loan acquisition discounts	(0.13)%	(0.25)%	(0.44)%
Excluding total accretion of loan acquisition discounts	4.97%	5.00%	5.22%

Total accretion of loan acquisition discounts	(0.43)%	(0.60)%	(0.79)%

Loan and Lease Yield:
Reported	6.32%	6.51%	6.97%
Less: Accelerated accretion of acquisition discounts from early
payoffs of acquired loans	(0.38)%	(0.41)%	(0.41)%
Core	5.94%	6.10%	6.56%
Less: Remaining accretion of Non-PCI loan acquisition discounts	(0.17)%	(0.30)%	(0.52)%
Excluding total accretion of loan acquisition discounts	5.77%	5.80%	6.04%

Total accretion of loan acquisition discounts	(0.55)%	(0.71)%	(0.93)%
The impact on tax equivalent net interest income and NIM from all purchase accounting items is detailed in the table below for the years indicated:

	Year Ended December 31,
	2016		2015		2014
		Impact on		Impact on		Impact on
	Amount	NIM	Amount	NIM	Amount	NIM
	(Dollars in thousands)
Net interest income/NIM (tax equivalent)	$980,811	5.40%	$834,814	5.60%	$668,769	6.01%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(54,925)	(0.30)%	(51,969)	(0.35)%	(38,867)	(0.35)%
Remaining accretion of Non-PCI loan
acquisition discounts	(24,533)	(0.13)%	(37,741)	(0.25)%	(48,704)	(0.44)%
Total accretion of loan acquisition discounts	(79,458)	(0.43)%	(89,710)	(0.60)%	(87,571)	(0.79)%
Amortization of TruPS discount	5,567	0.03%	5,597	0.04%	4,253	0.04%
Accretion of time deposits premium	(657)	—%	(3,044)	(0.02)%	(14,512)	(0.13)%
Total purchase accounting adjustments	(74,548)	(0.40)%	(87,157)	(0.58)%	(97,830)	(0.88)%
Net interest income/NIM excluding purchase accounting	$906,263	5.00%	$747,657	5.02%	$570,939	5.13%

2016 Compared to 2015
Net interest income increased by $137.9 million to $961.3 million for the year ended December 31, 2016 compared to $823.3 million for 2015 due mainly to higher average interest-earning asset balances attributable to the Square 1 acquisition, offset partially by lower discount accretion on acquired loans and lower yields on average loans and leases and investment securities. The loan and lease yield for the year ended December 31, 2016 was 6.32% compared to 6.51% for 2015. The decrease in the loan and lease yield was due mainly to the lower discount accretion on acquired loans and yields on new production being lower than the average portfolio yield. Total discount accretion on acquired loans was $79.5 million for the year ended December 31, 2016 (55 basis points on the loan and lease yield) compared to $89.7 million for 2015 (71 basis points on the loan and lease yield). Discount accretion for the year ended December 31, 2016 includes $25.6 million of accelerated accretion from the payoff of two nonaccrual PCI loans, resulting in the higher PCI loan yield.
The tax equivalent NIM for the year ended December 31, 2016 was 5.40% compared to 5.60% for 2015. The decrease in the tax equivalent NIM was due mostly to the decrease in the loan and lease yield as described above and loans and leases comprising a lower percentage of average interest-earning assets. Total discount accretion on acquired loans contributed 43 basis points to the NIM for the year ended December 31, 2016 compared to 60 basis points for 2015. Tax-exempt interest income contributed 11 basis points to the tax equivalent NIM for the year ended December 31, 2016 and eight basis points for 2015.
The cost of total deposits decreased to 0.20% for the year ended December 31, 2016 from 0.32% for 2015 due mainly to the $3.8 billion of lower-cost core deposits added in the Square 1 acquisition, a lower level of higher-cost time deposits, and a lower average cost of interest-bearing deposits.
2015 Compared to 2014
Net interest income increased by $161.0 million to $823.3 million for the year ended December 31, 2015 compared to $662.4 million for 2014 due to the significant increase in interest-earning assets acquired in the CapitalSource Inc. merger on April 7, 2014 and, to a lesser extent, the Square 1 acquisition on October 6, 2015. The loan and lease yield for the year ended December 31, 2015 was 6.51% compared to 6.97% for 2014. The decrease in the loan and lease yield was due mainly to yields on new production being lower than the average portfolio yield and the discount accretion on acquired loans and leases having a smaller positive impact on the loan and lease yield in 2015 compared to 2014. Total discount accretion on acquired loans was $89.7 million for the year ended December 31, 2015 (71 basis points on the loan and lease yield) compared to $87.6 million for 2014 (93 basis points on the loan and lease yield). Although the dollar amount of accretion was slightly higher in 2015 compared to 2014, the basis point impact to the loan and lease yield was significantly less due to the higher average loan and lease balance in 2015.
The tax equivalent NIM for the year ended December 31, 2015 was 5.60% compared to 6.01% for 2014. The decrease in the tax equivalent NIM was due mostly to the decrease in the loan and lease yield as described above and lower accretion of time deposit acquisition premium. Total discount accretion on acquired loans contributed 60 basis points to the NIM for the year ended December 31, 2015 compared to 79 basis points for 2014. Although the dollar amount of accretion was slightly higher in 2015 compared to 2014, the basis point impact to the NIM was significantly less due to the higher average interest-earning assets balance in 2015. The positive impact on the NIM from accretion of time deposits acquisition premium was two basis points for 2015 compared to 13 basis points for 2014. Tax-exempt interest income contributed eight basis points to the tax equivalent NIM for the year ended December 31, 2015 and six basis points for 2014.
The cost of total deposits increased to 0.32% for the year ended December 31, 2015 from 0.28% for 2014 due mainly to the $5.3 billion of higher-cost time deposits acquired in the CapitalSource Inc. merger contributing to the deposit cost for the entire 12-month period in 2015 compared to contributing for only nine months in 2014.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2016	(Decrease)	2015	(Decrease)	2014
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for Non-PCI
loans and leases	$60,211	$17,607	$42,604	$30,858	$11,746
Addition to (reduction in) reserve for
unfunded loan commitments	789	(4,888)	5,677	6,941	(1,264)
Total provision for Non-PCI loans
and leases	61,000	12,719	48,281	37,799	10,482
Provision (negative provision) for PCI loans	4,729	7,529	(2,800)	(3,817)	1,017
Total provision for credit losses	$65,729	$20,248	$45,481	$33,982	$11,499

Non‑PCI Credit Quality Metrics:
Net charge‑offs on Non-PCI loans
and leases	$21,990	$14,464	$7,526	$5,995	$1,531
Net charge‑offs to average Non-PCI loans
and leases	0.15%		0.06%		0.02%
At Year End:
Allowance for credit losses	$161,278	$39,010	$122,268	$45,501	$76,767
Non‑PCI nonaccrual loans and leases	$170,599	$41,580	$129,019	$45,398	$83,621
Non‑PCI classified loans and leases	$409,645	$17,891	$391,754	$149,143	$242,611
Allowance for credit losses to Non-PCI
loans and leases	1.05%		0.85%		0.66%
Allowance for credit losses to Non-PCI
nonaccrual loans and leases	94.5%		94.8%		91.8%
Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. We have a provision for credit losses on our Non‑PCI loans and leases and a provision for credit losses on our PCI loans. The provision for credit losses on our Non‑PCI loans and leases is based on our allowance methodology and is an expense, or contra‑expense, that, in our judgment, is required to maintain an adequate allowance for credit losses. Our allowance methodology uses our actual historical loan and lease charge-off experience on pools of similar loans and leases, considers the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings, and considers qualitative criteria such as current economic trends and forecasts, current commercial real estate values and performance trends, and the loan portfolio credit performance trends. The provision for credit losses on our PCI loans results from decreases or increases in expected cash flows on such loans compared to those previously estimated.
We recorded a provision for credit losses of $65.7 million for the year ended December 31, 2016 and $45.5 million for 2015 in accordance with our allowance methodology. The provision for credit losses increased due to net portfolio growth, an increased level of specific reserves, and increases in general reserves on acquired loans.

Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are an increased amount of classified and/or impaired loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions. Changes in economic conditions include the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values, and adverse conditions in borrowers’ businesses. For information regarding the allowance for credit losses on Non-PCI loans and leases and the allowance for loan losses on PCI loans, see these sections under "- Critical Accounting Policies," "- Balance Sheet Analysis," Note 1(g). Nature of Operations and Summary of Significant Accounting Policies, and Note 7. Loans and Leases of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Noninterest Income
The following table summarizes noninterest income by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2016	(Decrease)	2015	(Decrease)	2014
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$14,534	$2,846	$11,688	$455	$11,233
Other commissions and fees	47,126	15,540	31,586	12,984	18,602
Leased equipment income	33,919	9,896	24,023	7,354	16,669
Gain on sale of loans and leases	909	536	373	(228)	601
Gain on sale of securities	9,485	5,741	3,744	(1,097)	4,841
FDIC loss sharing expense, net	(8,917)	9,329	(18,246)	13,484	(31,730)
Other income:				—
Dividends and realized gains on equity investments	4,261	(16,628)	20,889	14,682	6,207
Foreign currency translation net gains	535	349	186	(3,172)	3,358
Income recognized on early repayment of leases	933	(2,265)	3,198	(2,072)	5,270
Warrant income	1,402	871	531	531	—
Gain on sale of owned office building	—	—	—	(1,570)	1,570
Other	8,288	1,950	6,338	772	5,566
Total noninterest income	$112,475	$28,165	$84,310	$42,123	$42,187
2016 Compared to 2015
Noninterest income increased by $28.2 million to $112.5 million for the year ended December 31, 2016 compared to $84.3 million for 2015. The increase was due mostly to higher other commissions and fees of $15.5 million, higher leased equipment income of $9.9 million, lower FDIC loss sharing expense of $9.3 million, higher gain on sales of securities of $5.7 million, and higher service charges on deposit accounts of $2.8 million, offset by lower dividends and realized gains on equity investments of $16.6 million. The increase in other commissions and fees was comprised mostly of $5.7 million from foreign exchange fees, $4.8 million from loan prepayment penalty fees, $2.6 million from credit card fees, and $1.9 million from letter of credit fees. The increases in foreign exchange fees and credit card fees were due to the Square 1 acquisition. The decrease in FDIC loss sharing expense was due to the termination of all FDIC loss sharing agreements in the second quarter of 2016. The increase in service charges on deposits was due primarily to increased deposits as a result of the Square 1 acquisition. Regarding the decrease in dividends and realized gains on equity investments, the 2016 period included net gains of $2.3 million on the sale of equity investments and dividends received of $1.9 million, while the 2015 period included net gains of $6.1 million on the sale of equity investments and dividends received of $14.7 million. We had 11 equity investments with an aggregate carrying value of $1.4 million at December 31, 2016 and 15 equity investments with an aggregate carrying value of $2.3 million at December 31, 2015. These equity investments were acquired in the CapitalSource Inc. and Square 1 transactions. Dividends on equity investments are solely at the discretion of the investee, and we have no control over the amount of such distributions in each period.

2015 Compared to 2014
Noninterest income increased by $42.1 million to $84.3 million for the year ended December 31, 2015 compared to $42.2 million for 2014. The increase was due mostly to a $14.7 million increase in dividends and realized gains on equity investments, lower FDIC loss sharing expense of $13.5 million, higher other commissions and fees of $13.0 million and higher leased equipment income of $7.4 million. The 2015 period included a net gain of $6.1 million on the sale of equity investments and dividends received of $14.7 million. The 2014 period included a net gain of $2.6 million on the sale of equity investments and dividends received of $3.7 million. We had equity investments with an aggregate carrying value of $2.3 million at December 31, 2015 and $25.2 million at December 31, 2014. The decrease in FDIC loss sharing expense resulted primarily from an $11.6 million decline in the amortization expense of the FDIC loss sharing asset, as two of the Bank's loss sharing agreements reached the end of their initial indemnification period during the third quarters of 2015 and 2014. The increase in other commissions and fees was due to higher loan-related unused commitment fees and prepayment fees, and higher foreign exchange fees due to the impact of the income sources gained in the CapitalSource Inc. merger and Square 1 acquisition.
Noninterest Expense
The following table summarizes noninterest expense by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2016	(Decrease)	2015	(Decrease)	2014
	(In thousands)
Noninterest Expense:
Compensation	$251,913	$47,999	$203,914	$38,415	$165,499
Occupancy	48,911	4,767	44,144	3,538	40,606
Data processing	24,356	5,739	18,617	3,999	14,618
Other professional services	16,478	2,718	13,760	2,526	11,234
Insurance and assessments	18,364	1,368	16,996	6,089	10,907
Intangible asset amortization	16,517	7,107	9,410	3,142	6,268
Leased equipment depreciation	20,899	7,296	13,603	4,444	9,159
Foreclosed assets expense (income), net	1,881	2,549	(668)	(6,069)	5,401
Acquisition, integration, and reorganization costs	200	(21,047)	21,247	(79,769)	101,016
Other expense:				—
Loan-related expense	9,371	3,307	6,064	(4,230)	10,294
Other	41,211	6,259	34,952	4,362	30,590
Total noninterest expense	$450,101	$68,062	$382,039	$(23,553)	$405,592
2016 Compared to 2015
Noninterest expense increased by $68.1 million to $450.1 million for the year ended December 31, 2016 compared to $382.0 million for 2015. The increase was due primarily to including the operations of Square 1 for the entire 2016 period and only subsequent to its October 6, 2015 acquisition date for the 2015 period, higher leased equipment depreciation of $7.3 million, higher loan-related expense of $3.3 million, and higher foreclosed assets expense of $2.5 million, offset by lower acquisition, integration and reorganization costs of $21.0 million. Leased equipment depreciation increased due to the higher average portfolio balance in 2016. Loan-related expense increased due to a large recovery of workout expenses in 2015 on a single loan of $2.3 million. Foreclosed assets expense increased due mainly to lower operating income and lower gains on sales, offset partially by lower provision for losses.

2015 Compared to 2014
Noninterest expense decreased by $23.6 million to $382.0 million for the year ended December 31, 2015 compared to $405.6 million for 2014. The decrease was due mainly to lower acquisition, integration and reorganization costs of $79.8 million. The acquisition, integration and reorganization costs for 2015 related to the Square 1 acquisition, and the costs for 2014 related to the CapitalSource Inc. merger. Almost all of the of the operating expense categories were higher in 2015 compared to 2014 due mostly to including the operations of CapitalSource Inc. for the entire 2015 period and only subsequent to its April 7, 2014 acquisition date for the 2014 period, and to the inclusion of the operations of Square 1 subsequent to its October 6, 2015 acquisition date. Foreclosed assets expense decreased by $6.1 million due mainly to lower operating expenses and lower provision for losses.
Income Taxes
The effective tax rates were 36.9%, 37.6% and 40.7% in 2016, 2015 and 2014. The difference in the effective tax rates between the years relates mainly to the level of tax credits and the amount of tax-exempt interest income recorded in each of the years, the non-deductibility of certain acquisition, integration and reorganization costs, and the amount of any change in valuation allowance for the year in question. The Company's blended statutory tax rate for federal and state is 41%. For further information on income taxes, see Note 14. Income Taxes of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Fourth Quarter Results
The following table sets forth our unaudited quarterly results and certain performance metrics for the periods indicated:

	Three Months Ended
	December 31,	September 30,
	2016	2016
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$261,773	$247,855
Interest expense	(13,468)	(13,220)
Net interest income	248,305	234,635
Provision for credit losses	(23,215)	(8,471)
Gain on sale of securities	515	382
Other noninterest income	28,380	26,538
Total noninterest income	28,895	26,920
Foreclosed assets (expense) income, net	(2,693)	248
Other noninterest expense	(115,929)	(110,958)
Total noninterest expense	(118,622)	(110,710)
Earnings before income taxes	135,363	142,374
Income tax expense	(49,716)	(48,479)
Net earnings	$85,647	$93,895

Performance Measures:
Diluted earnings per share	$0.71	$0.77
Annualized return on:
Average assets	1.59%	1.77%
Average tangible equity (1)(2)	14.88%	16.15%
Net interest margin (tax equivalent)	5.47%	5.26%
Core net interest margin (tax equivalent) (3)	5.09%	5.08%
Efficiency ratio	40.1%	40.1%
____________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	See "Non-GAAP Measurements."

(3)	Calculation excludes accelerated accretion of acquisition discounts from early payoffs of acquired loans.
Fourth Quarter of 2016 Compared to Third Quarter of 2016
Net earnings were $85.6 million, or $0.71 per diluted share, for the fourth quarter of 2016 compared to $93.9 million, or $0.77 per diluted share, for the third quarter of 2016. The quarter‑over‑quarter decrease of $8.2 million in net earnings was due mostly to the $14.7 million increase in provision for credit losses and the $7.9 million increase in noninterest expense, offset by the $13.7 million increase in net interest income and the $2.0 million increase in noninterest income. The higher fourth quarter 2016 provision for credit losses was due to significant loan and lease portfolio growth, downgrades of acquired loans, and lower recoveries.

The NIM and loan and lease yield are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans that causes volatility from period to period. The effects of such item on the NIM and loan and lease yield are shown in the following table for the periods indicated:

	Three Months Ended		Three Months Ended
	December 31, 2016		September 30, 2016
		Loan and		Loan and
	NIM	Lease Yield	NIM	Lease Yield
Reported	5.47%	6.31%	5.26%	6.17%
Less: Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(0.38)%	(0.46)%	(0.18)%	(0.23)%
Core	5.09%	5.85%	5.08%	5.94%
Less: Remaining accretion of Non-PCI loan
acquisition discounts	(0.08)%	(0.10)%	(0.13)%	(0.16)%
Excluding total accretion of loan acquisition discounts	5.01%	5.75%	4.95%	5.78%

Total accretion of loan acquisition discounts	(0.46)%	(0.56)%	(0.31)%	(0.39)%
The impact on tax equivalent net interest income and NIM from all purchase accounting items is detailed in the table below for the periods indicated:

	Three Months Ended		Three Months Ended
	December 31, 2016		September 30, 2016
		Impact on		Impact on
	Amount	NIM	Amount	NIM
	(Dollars in thousands)
Net interest income/NIM (tax equivalent)	$253,131	5.47%	$239,473	5.26%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(17,454)	(0.38)%	(8,226)	(0.18)%
Remaining accretion of Non-PCI loan
acquisition discounts	(3,726)	(0.08)%	(5,997)	(0.13)%
Total accretion of loan acquisition discounts	(21,180)	(0.46)%	(14,223)	(0.31)%
Amortization of TruPS discount	1,388	0.03%	1,391	0.03%
Accretion of time deposits premium	(94)	—%	(121)	—%
Total purchase accounting adjustments	(19,886)	(0.43)%	(12,953)	(0.28)%
Net interest income/NIM excluding purchase accounting	$233,245	5.04%	$226,520	4.98%
Net interest income increased by $13.7 million to $248.3 million for the fourth quarter of 2016 compared to $234.6 million for the third quarter of 2016 due to the combination of higher discount accretion on acquired loans and higher average loan and lease balances, offset by lower nonaccrual interest recoveries. The loan and lease yield for the fourth quarter of 2016 was 6.31% compared to 6.17% for the third quarter of 2016. The increase in the loan and lease yield was due to the higher accretion on acquired loans offset by a lower yield on new production relative to the current portfolio yield. Total accretion on acquired loans was $21.2 million in the fourth quarter of 2016 (56 basis points on the loan and lease yield) compared to $14.2 million in the third quarter of 2016 (39 basis points on the loan and lease yield). Excluding accelerated accretion, the core loan and lease yield was 5.85% in the fourth quarter compared to 5.94% in the third quarter. The higher discount accretion in the fourth quarter of 2016 was due to $13.5 million of accelerated accretion from the payoff of a nonaccrual PCI loan.

The tax equivalent NIM for the fourth quarter of 2016 was 5.47% compared to 5.26% for the third quarter of 2016. The increase in the NIM was due to higher accretion on acquired loans. Such accretion contributed 46 basis points to the NIM in the fourth quarter of 2016 and 31 basis points to the NIM in the third quarter of 2016. Excluding accelerated accretion, the core NIM was 5.09% for the fourth quarter compared to 5.08% for the third quarter. Tax-exempt interest income contributed 10 basis points to the tax equivalent NIM for the fourth quarter of 2016 and 11 points to the tax equivalent NIM for the third quarter of 2016.
Included in net interest income for the third quarter of 2016 was $3.0 million of interest resulting from the full payoff of a nonperforming loan. This recovery contributed seven basis points to the third quarter 2016 NIM and eight basis points of loan and lease yield for the third quarter of 2016.
The cost of total deposits was 0.19% in the fourth quarter of 2016, unchanged from the third quarter of 2016.
We recorded a provision for credit losses of $23.2 million in the fourth quarter of 2016 compared to a provision for credit losses of $8.5 million in the third quarter of 2016 as follows:

	Three Months Ended
	December 31,	September 30,	Increase
	2016	2016	(Decrease)
	(In thousands)
Provision for Credit Losses:
Non‑PCI loans and leases	$21,000	$8,000	$13,000
PCI loans	2,215	471	1,744
Total provision for credit losses	$23,215	$8,471	$14,744
Noninterest income increased by $2.0 million to $28.9 million for the fourth quarter of 2016 from $26.9 million for the third quarter of 2016 due mostly to a $1.1 million increase in dividends and gains on equity investments and higher warrant income included in other income.
Noninterest expense increased by $7.9 million to $118.6 million for the fourth quarter of 2016 compared to $110.7 million for the third quarter of 2016. The increase was due mostly to higher compensation expense of $3.4 million, higher foreclosed assets expense of $2.9 million, higher loan expense of $1.2 million, and higher other expense of $1.0 million, offset by lower intangible asset amortization of $1.0 million. Compensation expense increased due mainly to higher severance, bonus, and commissions expense. Foreclosed assets expense increased due primarily to a $2.6 million write-down on an existing property. Loan expense increased primarily due to a $0.9 million recovery of work-out expenses for a single credit in the third quarter. Intangible asset amortization decreased due to declining amortization on the Square 1 customer deposit and customer relationship intangible assets.

Balance Sheet Analysis
Investment Securities
Our investment securities consist of securities available-for-sale and FHLB stock. Our securities available-for sale portfolio consists primarily of obligations of states and political subdivisions (“municipal securities”) and U.S. government agency and government‑sponsored enterprise (“agency") obligations.
The following table presents the composition of our securities available-for-sale at the dates indicated:

	December 31, 2016		December 31, 2015
	Fair	% of	Fair	% of
Security Type:	Value	Total	Value	Total
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$502,443	16%	$667,840	19%
Agency CMOs	146,289	4%	194,755	6%
Private label CMOs	125,469	4%	144,796	4%
Municipal securities	1,456,459	45%	1,547,331	43%
Agency commercial MBS	547,692	17%	391,441	11%
Corporate debt securities	47,509	1%	48,424	1%
Collateralized loan obligations	156,887	5%	132,189	4%
SBA securities	178,845	6%	211,157	6%
US Treasury securities	—	—%	69,380	2%
Agency debt securities	—	—%	36,913	1%
Asset-backed and other securities	62,237	2%	115,211	3%
Total securities available-for-sale	$3,223,830	100%	$3,559,437	100%
The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	December 31, 2016
	Amortized	Fair		Duration
Security Type:	Cost	Value	Yield (1)(2)	(in years)
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$499,185	$502,443	2.16%	3.4
Agency CMOs	145,258	146,289	2.07%	3.0
Private label CMOs	122,707	125,469	4.73%	3.5
Municipal securities(2)	1,447,064	1,456,459	4.09%	6.3
Agency commercial MBS	555,552	547,692	2.55%	4.9
Corporate debt securities	47,100	47,509	7.39%	4.9
Collateralized loan obligations	155,440	156,887	3.21%	0.1
SBA securities	179,085	178,845	1.20%	3.8
Asset-backed and other securities	62,264	62,237	3.23%	3.5
Total securities available-for-sale(2)	$3,213,655	$3,223,830	3.29%	4.8
_______________________________________

(1)	Represents the yield for the month of December 2016.

(2)	Tax-equivalent basis.

The following table presents the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	December 31, 2016
	Fair	% of
Municipal Securities by State:	Value	Total
	(Dollars in thousands)
California	$202,334	14%
New York	176,371	12%
Washington	162,103	11%
Texas	113,300	8%
Ohio	93,455	6%
District of Columbia	64,305	4%
Massachusetts	64,057	4%
Florida	51,335	4%
Oregon	42,594	3%
Illinois	38,778	3%
Total of 10 largest states	1,008,632	69%
All other states	447,827	31%
Total municipal securities	$1,456,459	100%

The following table presents a summary of contractual rates and contractual maturities of our securities available‑for‑sale as of the date indicated:

			One Year		Five Years
	One Year		Through		Through		Over
	or Less		Five Years		Ten Years		Ten Years		Total
	Fair		Fair		Fair		Fair		Fair
December 31, 2016	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$2	7.95%	$6,176	4.03%	$94,098	3.61%	$402,167	3.78%	$502,443	3.75%
Agency CMOs	—	—%	5	8.72%	39,685	3.45%	106,599	2.80%	146,289	2.98%
Private label CMOs	—	—%	5,636	4.60%	1,369	3.46%	118,464	3.73%	125,469	3.76%
Municipal securities(1)	9,687	4.90%	74,151	4.53%	97,884	3.75%	1,274,737	4.12%	1,456,459	4.12%
Agency commercial MBS	—	—%	119,451	3.58%	294,539	2.79%	133,702	9.85%	547,692	4.68%
Corporate debt securities	—	—%	29,829	9.30%	—	—%	17,680	5.72%	47,509	7.97%
Collateralized loan obligations	—	—%	—	—%	136,937	3.00%	19,950	3.06%	156,887	3.01%
SBA securities	—	—%	3,500	3.86%	92,443	3.67%	82,902	3.27%	178,845	3.49%
Asset-backed and other securities	3,521	0.34%	21,476	3.27%	7,069	2.72%	30,171	2.27%	62,237	2.56%
Total securities
available-for-sale(1)	$13,210	3.69%	$260,224	4.52%	$764,024	3.19%	$2,186,372	4.27%	$3,223,830	4.03%
_______________________________________

(1)	Rates on tax-exempt securities are contractual rates and are not presented on a tax-equivalent basis.

Loans and Leases
The following table presents the composition of our total loans and leases as of the dates indicated:

	December 31, 2016		December 31, 2015
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$955,477	6%	$1,230,787	9%
Hospitality	689,158	4%	656,750	5%
SBA program	454,196	3%	473,960	3%
Other commercial real estate	2,297,865	15%	2,284,036	16%
Total commercial real estate	4,396,696	28%	4,645,533	33%
Income producing residential	1,169,267	8%	1,035,164	7%
Owner-occupied residential	144,769	1%	176,045	1%
Total residential real estate	1,314,036	9%	1,211,209	8%
Total real estate mortgage	5,710,732	37%	5,856,742	41%
Real estate construction and land:
Commercial	581,246	4%	345,991	2%
Residential	384,001	2%	184,382	1%
Total real estate construction and land	965,247	6%	530,373	3%
Total real estate loans	6,675,979	43%	6,387,115	44%
Commercial:
Technology cash flow	1,047,683	7%	978,283	7%
Security cash flow	440,340	3%	450,544	3%
Healthcare cash flow	799,030	5%	865,355	6%
Other cash flow	825,837	5%	779,783	5%
Total cash flow	3,112,890	20%	3,073,965	21%
Lender finance and timeshare	1,666,855	11%	1,587,577	11%
Healthcare asset-based	180,580	1%	228,445	2%
Other asset-based	764,361	5%	731,643	5%
Total asset-based	2,611,796	17%	2,547,665	18%
Equity funds group	325,047	2%	228,863	2%
Early stage	448,458	3%	347,298	2%
Expansion stage	920,006	6%	600,541	4%
Later stage	294,389	2%	281,311	2%
Venture capital	1,987,900	13%	1,458,013	10%
Equipment finance	691,967	4%	890,349	6%
Total commercial	8,404,553	54%	7,969,992	55%
Consumer	375,422	3%	121,147	1%
Total loans and leases, net of deferred fees(1)	$15,455,954	100%	$14,478,254	100%
_______________________________________

(1)	Includes PCI loans of $108.4 million and $189.0 million at December 31, 2016 and 2015, of which the majority are included in the Real Estate Mortgage category in this table.

Commercial loans and leases comprised 54% and 55% of our total portfolio at December 31, 2016 and 2015. Commercial loans and leases are diversified among various loan types and industries. At December 31, 2016, our largest commercial loan type concentration was cash flow loans, totaling $3.1 billion or 20% of our total portfolio compared to $3.1 billion or 21% at December 31, 2015. Cash flow loans are provided to sophisticated buyers and private equity groups, financial investors, strategic companies and sponsors to finance the acquisition or recapitalization of a business. Other significant commercial concentrations were asset-based loans at 17% and 18% of the total portfolio at December 31, 2016 and December 31, 2015 and venture capital loans at 13% and 10% of the total portfolio at December 31, 2016 and December 31, 2015. Asset-based loans are secured by first liens on or interests in readily quantifiable collateral. This collateral includes, but is not limited to, finance receivables, trade accounts receivable, and/or inventory. Venture capital loans support the operations of entrepreneurial companies during the various phases of their life cycle. See "Item 1. Business - Our Business Strategy - Lending Activities" for an overview of commercial loan credit risk and risk mitigation commentary.
Real estate mortgage loans and real estate construction and land loans (which are predominantly commercial real estate mortgage loans) together comprised 43% and 44% of our total portfolio at December 31, 2016 and 2015. The mix of our real estate loan portfolio shifted during 2016 as we invested in additional resources focused on multi-family and construction lending. Real estate mortgage loans declined to 37% of total loans and leases at December 31, 2016 from 41% at December 31, 2015, while real estate construction and land loans increased to 6% of total loans and leases at December 31, 2016 from 3% at December 31, 2015.
Real estate mortgage loans are diversified among various property types. At December 31, 2016, our two largest property type concentration were income producing residential property, totaling $1.2 billion or 20% of real estate mortgage loans, and healthcare property, totaling $1.0 billion or 17% of real estate mortgage loans. Income producing residential property is primarily multi-family properties but also included are portfolios of for-rent 1-4 family properties. Healthcare property types are primarily skilled nursing facilities and assisted living facilities. At December 31, 2015, income producing residential property totaled $1.0 billion or 18% of real estate mortgage loans, and healthcare property totaled $1.2 billion and comprised 21% of real estate mortgage loans.
Other significant real estate mortgage loan concentrations were office properties at 15% and 12% of real estate mortgage loans at December 31, 2016 and 2015, and hospitality properties at 12% and 11% of real estate mortgage loans at December 31, 2016 and 2015. See "Item 1. Business - Our Business Strategy - Lending Activities" for an overview of the real estate loan structures and the related credit risk and risk mitigation commentary.
Our real estate portfolio exposes us to risk elements associated with mortgage loans on commercial property. For commercial real estate loans, the respective primary and secondary sources of loan repayments are the net operating incomes of the properties and the proceeds from the sales or refinancings of the properties. As such, our commercial real estate borrowers generally are required to refinance the loans with us or another lender or sell the properties to repay our loans.

The following table presents the geographic composition of the majority of our real estate loans as of the dates indicated:

	December 31, 2016		December 31, 2015
		% of		% of
Real Estate Loans by State:	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$3,248,735	49%	$3,121,801	49%
New York	524,833	8%	315,433	5%
Florida	478,984	7%	488,793	8%
Texas	364,689	5%	342,815	5%
Virginia	231,162	3%	182,040	3%
Illinois	178,726	3%	157,431	2%
Arizona	166,499	3%	144,177	3%
Pennsylvania	160,303	2%	215,945	3%
Georgia	118,629	2%	71,992	1%
New Jersey	95,265	1%	120,793	2%
Total of 10 largest states	5,567,825	83%	5,161,220	81%
All other states	1,108,154	17%	1,225,895	19%
Total real estate loans	$6,675,979	100%	$6,387,115	100%
At December 31, 2016 and 2015, 49% of our real estate loans were collateralized by property located in California primarily because our full-service branches are located throughout the state of California. Our real estate loans with collateral located in New York increased to $524.8 million, or 8%, at December 31, 2016 from $315.4 million, or 5%, at December 31, 2015 due to increased construction lending in New York City and its boroughs. At December 31, 2016, New York City real estate loans were primarily secured by condominium projects, office properties, and retail properties.
The following table presents a roll forward of the loan and lease portfolio for the year indicated:

Year Ended
Loan and Lease Roll Forward: (1)	December 31, 2016
(Dollars in thousands)
Beginning balance	$14,478,254
New production	4,118,330
Existing loans and leases:
Principal repayments, net(2)	(2,844,553)
Loan and lease sales	(120,144)
Transfers to foreclosed assets	(781)
Charge-offs	(35,954)
Sale of PWEF leasing unit	(139,198)
Ending balance	$15,455,954

Weighted average rate on new production	4.92%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal repayments on existing loans, changes in revolving lines of credit (repayments and draws), loan participation sales, and other changes within the loan portfolio.

Loan and Lease Interest Rate Sensitivity
The following table presents contractual maturity information for the indicated Non‑PCI and PCI loans and leases as of the date indicated:

	Due in One	Due After One to	Due After
December 31, 2016	Year or Less	Five Years	Five Years	Total
	(In thousands)
Non-PCI Loans and Leases:
Real estate mortgage	$727,017	$2,953,578	$1,937,361	$5,617,956
Real estate construction and land	391,044	568,943	2,852	962,839
Commercial	1,605,069	5,712,670	1,073,821	8,391,560
Consumer	9,159	84,844	281,172	375,175
Total Non-PCI	2,732,289	9,320,035	3,295,206	15,347,530
PCI Loans	24,886	32,365	51,173	108,424
Total loans and leases, net of deferred fees	$2,757,175	$9,352,400	$3,346,379	$15,455,954
At December 31, 2016, we had $2.8 billion of loans and leases due to mature over the next twelve months. For any of these loans and leases, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered TDRs even though the loans performed throughout their terms. The circumstances regarding any modifications and a borrower's specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a TDR has occurred. Higher levels of TDRs may lead to increased classified assets and credit loss provisions.
The following table presents the interest rate profile of Non‑PCI and PCI loans and leases due after one year as of the date indicated:

	Due After One Year
	Fixed	Variable
December 31, 2016	Rate	Rate	Total
	(In thousands)
Non-PCI Loans:
Real estate mortgage	$1,293,939	$3,597,000	$4,890,939
Real estate construction and land	178,114	393,681	571,795
Commercial	1,302,842	5,483,649	6,786,491
Consumer	226,697	139,319	366,016
Total Non-PCI	3,001,592	9,613,649	12,615,241
PCI Loans	36,690	46,848	83,538
Total	$3,038,282	$9,660,497	$12,698,779
For information regarding our variable-rate loans subject to interest rate floors, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Credit Exposure Affected by Low Oil Prices
At December 31, 2016, we had 11 outstanding loan and lease relationships totaling $83.7 million to borrowers and lessees primarily involved in the oil and gas industry, down from $137.3 million at December 31, 2015. The obligors under these loans and leases either conduct oil and gas extraction or provide industrial support services to such types of businesses. The collateral for these loans and leases primarily includes equipment, such as drilling and mining equipment and transportation vehicles, used directly and indirectly in these activities. At December 31, 2016, one relationship totaling $30.3 million was on nonaccrual status and was classified, down from three relationships totaling $47.1 million at December 31, 2015. Reserves related to our total oil and gas services industry exposure were approximately 2.4% at December 31, 2016. Unfunded commitments related to the oil and gas portfolio totaled $8.1 million at December 31, 2016 as a result of three relationships governed with a borrowing base for accounts receivable and inventory.
The following table presents loan and lease relationships having exposure to the oil and gas industries as of the dates indicated:

	December 31, 2016			December 31, 2015
	Obligors	Amount	% of Total	Obligors	Amount	% of Total
	(Dollars in thousands)
Nonaccrual	1	$30,252	36%	3	$47,091	34%
Large, rated companies (1)	2	38,399	46%	2	50,972	37%
All others	8	15,075	18%	19	39,262	29%
Total oil and gas support services	11	$83,726	100%	24	$137,325	100%
_______________________________________

(1)	Borrowing entity or obligor contractual counterparty rated BB+ or higher.
Allowance for Credit Losses on Non-PCI Loans and Leases
For a discussion of our policy and methodology on the allowance for credit losses on Non-PCI loans and leases, see "- Critical Accounting Policies - Allowance for Credit Losses on Non-PCI Loans and Leases." For further information on the allowance for loan and lease losses on Non-PCI loans and leases, see Note 7. Loans and Leases of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

	December 31,
Non-PCI Allowance for Credit Losses Data:	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance for loan and lease losses	$143,755	$105,534	$70,456	$60,241	$65,899
Reserve for unfunded loan commitments	17,523	16,734	6,311	7,575	6,220
Total allowance for credit losses	$161,278	$122,268	$76,767	$67,816	$72,119

Allowance for credit losses to loans and leases	1.05%	0.85%	0.66%	1.73%	2.35%
Allowance for credit losses to nonaccrual loans and leases	94.5%	94.8%	91.8%	145.0%	172.7%

All acquired loans are recorded initially at their estimated fair value with such initial fair value including an estimate of credit losses. Two additional credit coverage ratios shown in the table below are presented to give an indication of overall credit risk coverage:

	December 31, 2016			December 31, 2015
	Non-PCI			Non-PCI
Non-PCI Adjusted Allowance for	Loans and	Allowance/	Coverage	Loans and	Allowance/	Coverage
Credit Losses to Loans and Leases:	Leases	Discount	Ratio	Leases	Discount	Ratio
	(Dollars in thousands)
Adjustment for acquired loans
and leases and related allowance:
Ending balance	$15,412,092	$161,278	1.05%	$14,339,070	$122,268	0.85%
Acquired loans and leases	(4,413,176)	(44,352)		(6,030,921)	(19,127)
Adjusted balance	$10,998,916	$116,926	1.06%	$8,308,149	$103,141	1.24%

Adjustment for unamortized purchase
discount on acquired loans and leases:
Ending balance	$15,412,092	$161,278	1.05%	$14,339,070	$122,268	0.85%
Unamortized purchase discount	45,639	45,639		92,192	92,192
Adjusted balance	$15,457,731	$206,917	1.34%	$14,431,262	$214,460	1.49%
The first additional credit coverage ratio calculation makes adjustments for acquired loans and leases and the related allowance. Our Non‑PCI loans and leases at December 31, 2016, included $4.4 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non‑PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At December 31, 2016, our allowance for credit losses included $44.4 million related to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non‑PCI loans and leases and the related allowance is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non‑PCI loans and leases of 1.06% at December 31, 2016; at December 31, 2015 this ratio was 1.24%.
The second additional credit coverage ratio calculation makes an adjustment for the unamortized purchase discount on acquired loans and leases. Our acquired Non-PCI loans and leases included an unamortized purchase discount of $45.6 million at December 31, 2016, which is assigned specifically to those loans and leases only. Such discount represents the acquisition date fair value adjustment based on market, liquidity, interest rate and credit risk. When the unamortized purchase discount is added back separately to both our Non-PCI loans and leases and allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non-PCI loans and leases of 1.34% at December 31, 2016; at December 31, 2015 this ratio was 1.49%.
The unamortized purchase discount is being accreted to interest income over the remaining life of the respective loans and leases primarily using the interest method. Use of the interest method results in steadily declining amounts being taken into income in each reporting period. The remaining discount of $45.6 million at December 31, 2016 is expected to be substantially accreted to income by the end of 2018.

The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the years indicated:

	Year Ended December 31,
Non-PCI Allowance for Credit Losses:	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance for credit losses, beginning of year	$122,268	$76,767	$67,816	$72,119	$93,783
Provision (negative provision) for credit losses:
Addition to (reduction in) allowance for loan and lease losses	60,211	42,604	11,746	(1,355)	(9,750)
Addition to (reduction in) reserve for unfunded loan
commitments	789	5,677	(1,264)	1,355	(2,250)
Total provision (negative provision) for credit losses	61,000	48,281	10,482	—	(12,000)
Loans and leases charged off:
Real estate mortgage	(2,059)	(2,489)	(2,080)	(4,552)	(7,680)
Real estate construction and land	—	—	—	—	(492)
Commercial	(32,210)	(13,354)	(9,463)	(6,409)	(4,608)
Consumer	(823)	(156)	(332)	(198)	(290)
Total loans and leases charged off	(35,092)	(15,999)	(11,875)	(11,159)	(13,070)
Recoveries on loans charged off:
Real estate mortgage	4,519	3,582	2,640	2,507	1,598
Real estate construction and land	673	1,082	156	1,654	49
Commercial	7,794	3,399	6,265	2,621	1,622
Consumer	116	410	1,283	74	137
Total recoveries on loans charged off	13,102	8,473	10,344	6,856	3,406
Net charge-offs	(21,990)	(7,526)	(1,531)	(4,303)	(9,664)
Fair value of acquired reserve for unfunded commitments	—	4,746	—	—	—
Allowance for credit losses, end of year	$161,278	$122,268	$76,767	$67,816	$72,119

Net charge-offs to average loans and leases	0.15%	0.06%	0.02%	0.12%	0.33%

The following table presents the Non‑PCI allowance for loan and lease losses by portfolio segment as of the dates indicated:

	Non-PCI Allowance for Loan and Lease Losses by Portfolio Segment
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2016
Allowance for loan and lease losses	$37,765	$10,045	$93,853	$2,092	$143,755
% of loans to total loans	37%	6%	55%	2%	100%
December 31, 2015
Allowance for loan and lease losses	$36,654	$7,137	$61,082	$661	$105,534
% of loans to total loans	40%	4%	55%	1%	100%
December 31, 2014
Allowance for loan and lease losses	$25,097	$4,248	$39,858	$1,253	$70,456
% of loans to total loans	46%	3%	50%	1%	100%
December 31, 2013
Allowance for loan and lease losses	$26,078	$4,298	$26,921	$2,944	$60,241
% of loans to total loans	62%	5%	32%	1%	100%
December 31, 2012
Allowance for loan losses	$38,700	$3,221	$22,252	$1,726	$65,899
% of loans to total loans	63%	4%	32%	1%	100%
The increases in the allowance from 2015 to 2016 for real estate construction and land loans and consumer loans were due to net loan growth in these segments in 2016. The increase in the allowance allocated to commercial loans was due to net loan growth in 2016 and a larger balance of specific reserves on commercial loans at December 31, 2016 compared to December 31, 2015.
Allowance for Loan Losses on PCI Loans
For a discussion of our policy and methodology on the allowance for loan losses on PCI loans, see "- Critical Accounting Policies - Allowance for Loan Losses on PCI Loans." For further information on the allowance for loan losses on PCI loans, see Note 7. Loans and Leases of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
The following table presents the changes in our allowance for credit losses on PCI loans for the years indicated:

	December 31,
PCI Allowance for Loan Losses:	2016	2015	2014	2013	2012
	(In thousands)
Allowance for loan losses on PCI loans, beginning of year	$9,577	$13,999	$21,793	$26,069	$31,275
Charge-offs	(862)	(1,772)	(9,577)	(66)	(4,387)
Recoveries	39	150	766	—	—
Net charge-offs	(823)	(1,622)	(8,811)	(66)	(4,387)
Provision (negative provision)	4,729	(2,800)	1,017	(4,210)	(819)
Allowance for loan losses on PCI loans, end of year	$13,483	$9,577	$13,999	$21,793	$26,069

Nonperforming Assets, Performing Troubled Debt Restructured Loans, and Classified Loans and Leases
The following table presents nonperforming assets, performing troubled debt restructured loans, and classified loans and leases information as of the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases	$170,599	$129,019	$83,621	$46,774	$41,762
Nonaccrual PCI loans	2,928	4,596	25,264	—	—
Total nonaccrual loans and leases	173,527	133,615	108,885	46,774	41,762
Non-PCI accruing loan contractually past due 90 days or more	—	700	—	—	—
Foreclosed assets, net	12,976	22,120	43,721	55,891	56,414
Total nonperforming assets	$186,503	$156,435	$152,606	$102,665	$98,176

Performing troubled debt restructured loans (1)	$64,952	$40,182	$35,244	$41,648	$106,288
Classified Non-PCI loans and leases	$409,645	$391,754	$242,611	$127,311	$104,054
Nonaccrual loans and leases to loans and leases (2)	1.12%	0.92%	0.91%	1.19%	1.36%
Nonperforming assets to loans and leases and
foreclosed assets, net (2)	1.20%	1.08%	1.28%	2.58%	3.14%
Classified Non-PCI loans and leases to Non-PCI loans and leases	2.66%	2.73%	2.09%	3.24%	3.38%
_______________________________________

(1)	Excludes PCI loans.

(2)	Calculation includes total loans and leases as of December 31, 2016, 2015, and 2014. For prior year-ends, calculation excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases and foreclosed assets and totaled $186.5 million at December 31, 2016 compared to $156.4 million at December 31, 2015. The $30.1 million increase in nonperforming assets was due mainly to a $39.9 million increase in nonaccrual loans and leases offset partially by a $9.1 million decrease in foreclosed assets. The ratio of nonperforming assets to loans and leases and foreclosed assets increased to 1.20% at December 31, 2016 from 1.08% at December 31, 2015. During 2016, Non-PCI classified loans and leases increased by $17.9 million to $409.6 million at December 31, 2016 as new downgrades exceeded resolutions.
Nonaccrual Loans and Leases
During 2016, nonaccrual loans and leases increased by $39.9 million to $173.5 million at December 31, 2016 due mainly to new additions of $156.1 million, offset by $86.0 million in principal payments, charge-offs, and other reductions and $30.2 million returned to accrual status. Additions included a $48.9 million healthcare real estate loan secured by a continuing care retirement facility that migrated to nonaccrual status during the third quarter of 2016 due to continued weak operating performance and cash flow difficulties.
As of December 31, 2016, the Company's ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $146.2 million and represented 85.7% of total Non-PCI nonaccrual loans and leases. The largest of these relationships is the $48.9 million healthcare real estate loan described in the paragraph above.

The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Non-PCI Nonaccrual Loans and Leases				Non-PCI Accruing and
	December 31, 2016		December 31, 2015		30 - 89 Days Past Due
		% of		% of	December 31,	December 31,
		Loan		Loan	2016	2015
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$62,454	1.4%	$52,363	1.2%	$7,691	$1,498
Residential	6,881	0.5%	4,914	0.4%	5,524	3,174
Total real estate mortgage	69,335	1.2%	57,277	1.0%	13,215	4,672
Real estate construction and land:
Commercial	—	—%	—	—%	—	—
Residential	364	0.1%	372	0.2%	—	—
Total real estate construction and land	364	—%	372	0.1%	—	—
Commercial:
Cash flow	53,908	1.7%	15,800	0.5%	153	1,118
Asset-based	2,118	0.1%	2,505	0.1%	1,500	1
Venture capital	11,687	0.6%	124	—%	13,295	250
Equipment finance	32,848	4.7%	51,410	5.8%	218	360
Total commercial	100,561	1.2%	69,839	0.9%	15,166	1,729
Consumer	339	0.1%	1,531	1.3%	224	628
Total Non-PCI loans and leases	$170,599	1.1%	$129,019	0.9%	$28,605	$7,029
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	December 31,
Property Type:	2016	2015
	(In thousands)
Construction and land development	$11,224	$13,801
Multi-family	652	—
Single family residence	—	952
Commercial real estate	—	487
Total OREO, net	11,876	15,240
Other foreclosed assets	1,100	6,880
Total foreclosed assets	$12,976	$22,120
During 2016, foreclosed assets decreased by $9.1 million to $13.0 million at December 31, 2016 due to sales of $7.3 million and write-downs of $2.6 million, offset by additions of $0.8 million.

Performing Troubled Debt Restructured Loans
During 2016, Non-PCI performing troubled debt restructured loans increased by $24.8 million to $65.0 million at December 31, 2016 due to transfers to performing troubled debt restructured loans from nonaccrual status of $29.7 million and additions of $7.5 million, offset by the transfer of performing troubled debt restructured loans to nonaccrual status of $3.0 million, and payoffs and other reductions of $9.5 million. At December 31, 2016, we had $54.8 million in real estate mortgage loans, $6.9 million in real estate construction and land loans, $3.2 million in commercial loans, and $0.1 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the number of performing troubled debt restructured loans were on accrual status prior to the loan restructurings and have remained on accrual status after the loan restructurings due to the borrowers making payments before and after the restructurings.
Deposits
The following table presents a summary of our average deposit amounts and average rates paid during the years indicated:

	December 31, 2016		December 31, 2015		December 31, 2014
	Average		Average		Average
Deposit Category:	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$6,370,452	—	$3,916,702	—	$2,652,076	—
Interest checking deposits	1,141,476	0.21%	786,702	0.13%	634,435	0.07%
Money market deposits	4,357,921	0.28%	2,473,556	0.19%	1,667,322	0.20%
Savings deposits	758,973	0.20%	747,688	0.27%	618,398	0.28%
Time deposits	2,996,953	0.51%	5,128,028	0.66%	4,363,819	0.50%
Total deposits	$15,625,775	0.20%	$13,052,676	0.32%	$9,936,050	0.28%
The following table presents the composition of deposit by categories at December 31, 2016 compared to December 31, 2015:

	December 31,
	2016		2015		Increase
		% of		% of	(Decrease)
Deposit Category:	Amount	Total	Amount	Total	in Amount
	(Dollars in thousands)
Noninterest-bearing deposits	$6,659,016	42%	$6,171,455	39%	$487,561
Interest checking deposits	1,448,394	9%	874,349	5%	574,045
Money market deposits	3,705,385	23%	2,782,974	18%	922,411
Savings deposits	711,039	5%	742,795	5%	(31,756)
Total core deposits	12,523,834	79%	10,571,573	67%	1,952,261
Brokered non-maturity deposits	1,174,487	7%	942,253	6%	232,234
Total non-maturity deposits	13,698,321	86%	11,513,826	73%	2,184,495
Time deposits under $100,000	1,018,849	7%	1,656,227	11%	(637,378)
Time deposits $100,000 and over	1,153,441	7%	2,496,129	16%	(1,342,688)
Total time deposits	2,172,290	14%	4,152,356	27%	(1,980,066)
Total deposits	$15,870,611	100%	$15,666,182	100%	$204,429

Total deposits increased by $204.4 million during 2016 to $15.9 billion at December 31, 2016, due mainly to an increase in non-maturity deposits of $2.2 billion, offset partially by a decrease in time deposits of $2.0 billion. At December 31, 2016, core deposits totaled $12.5 billion, or 79% of total deposits, including $6.7 billion of noninterest-bearing demand deposits, or 42% of total deposits. Our deposit base is also diversified by client type. As of December 31, 2016, no individual depositor represented more than 1.4% of our total deposits, and our top ten depositors represented 8.0% of our total deposits.
Competition for deposits among banks and financial institutions in our California market area was robust in 2016. Our deposit gathering activities may be negatively impacted by two of our business practices. First, we generally price our deposits lower than our competitors. Second, since a substantial portion of our deposits are tied to lending relationships, an economic downturn may lead to lower loan production and lower balances maintained by existing customers. To mitigate these challenges, we actively review our deposit offerings to provide the optimum mix of service, product, and rate, and continually seek new deposits through various programs.
The following table summarizes the maturities of time deposits, together with their weighted average contractual rates, as of the date indicated:

	December 31, 2016
	Time	Time
	Deposits	Deposits	Total
	Under	$100,000	Time	Contractual
Maturity:	$100,000	or More	Deposits	Rate
	(Dollars in thousands)
Due in three months or less	$326,710	$418,495	$745,205	0.37%
Due in over three months through six months	287,056	327,978	615,034	0.40%
Due in over six months through twelve months	313,681	300,992	614,673	0.38%
Due in over 12 months through 24 months	65,567	74,581	140,148	0.69%
Due in over 24 months	25,835	31,395	57,230	0.67%
Total	$1,018,849	$1,153,441	$2,172,290	0.41%
Brokered time deposits totaled $405.5 million and $272.5 million at December 31, 2016 and December 31, 2015.
At December 31, 2016 and December 31, 2015, we had $769 million and $858 million, respectively, of time deposits that exceeded the FDIC deposit insurance limit of $250,000, while the remaining $1.4 billion and $3.3 billion of time deposits met or fell below the FDIC deposit insurance limit.
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At December 31, 2016, total off-balance sheet client investment funds were $1.3 billion, of which $1.1 billion was managed by S1AM.
Borrowings
The Bank has various available lines of credit. These include the ability to borrow funds from time to time on a long‑term, short‑term, or overnight basis from the FHLB, the FRBSF, or other financial institutions. The maximum amount that the Bank could borrow under its secured credit lines with the FHLB at December 31, 2016 was $2.0 billion, of which $1.3 billion was available on that date. The maximum amount that the Bank could borrow under its secured credit line with the FRBSF at December 31, 2016 was $2.2 billion, all of which was available on that date. The FHLB secured credit lines are secured by a blanket lien on certain qualifying loans which are not pledged to the FRBSF. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $130.0 million with the FHLB and $80.0 million with correspondent banks, both for the purchase of overnight funds. In March 2016, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily.

At December 31, 2016, our borrowings included $735.0 million of secured FHLB advances, $130.0 million of unsecured FHLB advances, $40.0 million of American Financial Exchange borrowings, $0.8 million in non‑recourse debt related to the payment stream of certain leases sold to third parties, and $440.7 million in subordinated debentures. At December 31, 2015, our borrowings included $618.0 million of secured FHLB advances, $3.9 million in non‑recourse debt related to the payment stream of certain leases sold to third parties, and $436.0 million in subordinated debentures.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At December 31, 2016, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2016, such disallowed amounts were $2.1 million for the Company and $0.2 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations and described in greater detail in "Item 1. Business - Supervision and Regulation - Capital Requirements," became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions. The most significant provisions of Basel III applicable to the Company and the Bank are the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans, and the capital treatment of deferred tax assets and liabilities above certain thresholds.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum		Minimum
			Required		Required
		Minimum	Plus Capital	Minimum	Plus Capital
		Required	Conservation	Required	Conservation
		For Capital	Buffer	For Well	Buffer
		Adequacy	Phase-In	Capitalized	Fully
	Actual	Purposes	for 2016	Requirement	Phased-In
December 31, 2016
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	11.91%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	12.31%	4.50%	5.125%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	12.31%	6.00%	6.625%	N/A	8.50%
Total capital (to risk weighted assets)	15.56%	8.00%	8.625%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.40%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.78%	4.50%	5.125%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.78%	6.00%	6.625%	8.00%	8.50%
Total capital (to risk weighted assets)	12.72%	8.00%	8.625%	10.00%	10.50%

			Minimum		Minimum
			Required		Required
		Minimum	Plus Capital	Minimum	Plus Capital
		Required	Conservation	Required	Conservation
		For Capital	Buffer	For Well	Buffer
		Adequacy	Phase-In	Capitalized	Fully
	Actual	Purposes	for 2016	Requirement	Phased-In
December 31, 2015
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	11.67%	4.00%	N/A	N/A	N/A
CET1 capital (to risk weighted assets)	12.58%	4.50%	N/A	N/A	N/A
Tier 1 capital (to risk weighted assets)	12.60%	6.00%	N/A	N/A	N/A
Total capital (to risk weighted assets)	15.65%	8.00%	N/A	N/A	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	11.40%	4.00%	N/A	5.00%	N/A
CET1 capital (to risk weighted assets)	12.03%	4.50%	N/A	6.50%	N/A
Tier 1 capital (to risk weighted assets)	12.03%	6.00%	N/A	8.00%	N/A
Total capital (to risk weighted assets)	12.80%	8.00%	N/A	10.00%	N/A
Beginning January 1, 2016, Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2016, the Company and Bank were in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5%, and 10.5%.
Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $440.7 million at December 31, 2016. At December 31, 2016, none of the trust preferred securities was included in the Company's Tier I capital and $428.2 million was included in Tier II capital. For a more detailed discussion of our subordinated debentures, see "Item 1: Business - Supervision and Regulation - Capital Requirements."
Dividends on Common Stock and Interest on Subordinated Debentures
As a bank holding company, PacWest is required to notify the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made by us on subordinated debentures are considered dividend payments under FRB regulations.

Liquidity
Liquidity Management
The goals of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who have unfunded commitments. We have an Executive Management Asset Liability Management Committee ("Executive ALM Committee"), which is comprised of members of senior management and is responsible for managing commitments to meet the needs of customers while achieving our financial objectives. Our Executive ALM Committee meets regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. We also maintain available borrowing capacity under secured borrowing lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $130.0 million with the FHLB and $80.0 million with correspondent banks, both for the purchase of overnight funds. As of December 31, 2016, there was a $130.0 million balance outstanding related to the FHLB unsecured line of credit. In March 2016, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2016, there was a $40.0 million balance outstanding.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels as of the dates indicated:

	December 31,
Primary Liquidity - On-Balance Sheet:	2016	2015	2014
	(Dollars in thousands)
Cash and due from banks	$337,965	$161,020	$164,757
Interest-earning deposits in financial institutions	81,705	235,466	148,469
Securities available-for-sale	3,223,830	3,559,437	1,567,177
Less: pledged securities	(425,511)	(421,574)	(308,555)
Total primary liquidity	$3,217,989	$3,534,349	$1,571,848

Ratio of primary liquidity to total deposits	20.3%	22.6%	13.4%

Secondary Liquidity - Off-Balance Sheet	December 31,
Available Secured Borrowing Capacity:	2016	2015	2014
	(In thousands)
Total secured borrowing capacity with the FHLB	$2,010,739	$2,454,462	$2,391,157
Less: secured advances outstanding	(735,000)	(618,000)	(380,000)
Net secured borrowing capacity with the FHLB	1,275,739	1,836,462	2,011,157
Secured credit line with the FRBSF	2,210,692	2,078,292	1,305,650
Total secondary liquidity	$3,486,431	$3,914,754	$3,316,807
During 2016, the Company's primary liquidity decreased by $316.4 million due primarily to a $335.6 million decrease in securities available-for-sale and a $153.8 million decrease in interest-earning deposits in financial institutions, offset by a $176.9 million increase in cash and due from banks. The Company's secondary liquidity decreased by $428.3 million during 2016 due to a $443.7 million decrease in the borrowing capacity on the secured credit line with the FHLB and a $117.0 million increase in related advances outstanding, offset partially by a $132.4 million increase in the borrowing capacity on the secured credit line with the FRBSF attributable to additional loans pledged as collateral.

As a member of the FHLB, the Bank had secured financing capacity with the FHLB as of December 31, 2016 of $2.0 billion, collateralized by a blanket lien on $2.9 billion of certain qualifying loans not pledged to the FRBSF. The Bank also had secured financing capacity with the FRBSF of $2.2 billion as of December 31, 2016 collateralized by liens on $3.0 billion of qualifying loans.
In addition to our primary liquidity, we generate liquidity from cash flow from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings and non-brokered money market accounts. At December 31, 2016, core deposits totaled $12.5 billion and represented 79% of the Bank's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if corporate customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available off-balance sheet liquidity.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus FHLB borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2016, we were in compliance with all of our established liquidity guidelines.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2016, brokered deposits totaled $1.6 billion, consisting of $405.5 million of brokered time deposits, $1.2 billion of non-maturity brokered sweep accounts, and $12.2 million of other brokered deposits. At December 31, 2015, brokered deposits totaled $1.2 billion, consisting of $272.5 million of brokered time deposits, $942.3 million of non-maturity brokered sweep accounts, and $15.4 million of other brokered deposits. We have increased the amount of our brokered deposits in recent quarters because of the large amount of deposits that can be obtained in a short period of time to manage liquidity and funding needs.
Holding Company Liquidity
PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and PacWest's ability to raise capital, issue subordinated debt and secure outside borrowings. Our ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends.
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the year ended December 31, 2016, PacWest received $259 million in dividends from the Bank. Since the Bank had an accumulated deficit of $520 million at December 31, 2016, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At December 31, 2016, PacWest had $495.0 million in cash, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program. See "- Recent Events - Stock Repurchase Program" for additional information.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	December 31, 2016
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits(1)	$1,974,593	$173,935	$23,415	$28	$2,171,971
Short-term FHLB and American Financial
Exchange borrowings	905,000	—	—	—	905,000
Long-term debt obligations(1)	470	334	8	538,973	539,785
Contractual interest(2)	3,022	1,859	753	—	5,634
Operating lease obligations	29,300	53,799	40,709	37,443	161,251
Other contractual obligations	35,169	21,442	12,506	19,593	88,710
Total	$2,947,554	$251,369	$77,391	$596,037	$3,872,351
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are floating rate.

Operating lease obligations, time deposits, and debt obligations are discussed in Note 9. Premises and Equipment, Net, Note 10. Deposits, and Note 11. Borrowings and Subordinated Debentures of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third‑party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, commitments to purchase loans, and commitments under deferred compensation arrangements.
We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate liquidity levels. We expect to maintain adequate liquidity levels through profitability, loan and lease payoffs, securities repayments and maturities, and continued deposit gathering activities. We also have in place various borrowing mechanisms for both short-term and long-term liquidity needs.
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At December 31, 2016, our loan and lease-related commitments, including standby letters of credit, totaled $4.4 billion. These commitments, a portion of which result in funded loans and leases, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “- Liquidity - Liquidity Management,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 12. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Recent Accounting Pronouncements
See Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their expected impact, if any, on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency gains of $0.5 million and $0.2 million for the years ended December 31, 2016 and 2015. In June 2015, we hedged our Euro-denominated subordinated debentures with a cross currency swap to reduce the related foreign currency translation volatility.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk
We measure our IRR position on at least a quarterly basis using two methods: (i) NII simulation analysis; and (ii) MVE modeling. The Executive ALM Committee and the Board Asset Liability Management Committee review the results of these analyses quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre‑established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
We evaluated the results of our NII simulation model and MVE model prepared as of December 31, 2016, the results of which are presented below. Our NII simulation and MVE models indicate that our balance sheet is asset sensitive. An asset sensitive profile indicates that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2016. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at December 31, 2016. In order to arrive at the base case, we extend our balance sheet at December 31, 2016 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing spreads as of December 31, 2016. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.
The NII simulation model is dependent upon numerous assumptions. For example, the substantial majority of our loans are variable‑rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (imbedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

The following table presents as of December 31, 2016, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points:

	Forecasted			Forecasted
	Net Interest	Percentage	Forecasted	Net Interest
December 31, 2016	Income	Change	Net Interest	Margin Change
Interest Rate Scenario:	(Tax Equivalent)	From Base	Margin	From Base
	(Dollars in millions)
Up 300 basis points	$1,116.8	15.0%	5.89%	0.77%
Up 200 basis points	$1,070.0	10.2%	5.64%	0.52%
Up 100 basis points	$1,022.2	5.2%	5.39%	0.27%
BASE CASE	$971.3	—	5.12%	—
Down 100 basis points	$934.3	(3.8)%	4.93%	(0.19)%
Down 200 basis points	$918.8	(5.4)%	4.84%	(0.28)%
Down 300 basis points	$911.8	(6.1)%	4.81%	(0.31)%
Total base case year 1 tax equivalent NII was $971.3 million at December 31, 2016 compared to $942.8 million at December 31, 2015. The $28.5 million increase in year 1 NII was due primarily to a $936 million increase in the loan and lease portfolio balance and a four basis point increase in base case net interest margin.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. One such scenario provides for market rates to increase during the next six months in accordance with the forward yield curve and thereafter to increase by 25 basis points every six months. The expected first year NII under this alternative rising rate scenario would be approximately 0.7% lower than the base case.
Of the $15.5 billion of total loans in the portfolio, $11.0 billion have variable interest rate terms (excluding hybrid loans discussed below). At December 31, 2016, $8.1 billion of these variable-rate loans have a loan rate higher than their floor rate, which allows them to reprice upwards at their next reprice date upon an increase in their index. Approximately 67% of the total variable-rate loans have a LIBOR index rate.
The following table presents variable-rate loans at their floors and the amounts for which the fully-indexed rates would rise off of the floors and reprice as a result of the rate increases shown:

December 31, 2016
Cumulative	Rate
Amount of	Increase
Variable-Rate	Needed to
Loans	Reprice
(Dollars in millions)
$2,649	0 - 100 bps
$2,804	101 - 200 bps
$2,928	201 - 300 bps
$2,935	> 300 bps
Additionally, certain variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate, because the initial fixed-rate term would expire, were approximately $120.0 million, $321.0 million, and $519.0 million in the next one, two, and three years.

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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at December 31, 2016.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of December 31, 2016:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
December 31, 2016	Market Value	Change	Change	of Total	Market Value
Interest Rate Scenario:	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Up 300 basis points	$5,732.8	$72.6	1.3%	26.2%	128.0%
Up 200 basis points	$5,714.9	$54.7	1.0%	26.1%	127.6%
Up 100 basis points	$5,692.5	$32.2	0.6%	26.0%	127.1%
BASE CASE	$5,660.2	$—	—	25.9%	126.4%
Down 100 basis points	$5,633.3	$(26.9)	(0.5)%	25.8%	125.8%
Down 200 basis points	$5,608.6	$(51.6)	(0.9)%	25.6%	125.2%
Down 300 basis points	$5,448.0	$(212.2)	(3.7)%	24.9%	121.6%
Total base case projected market value of equity was $5.7 billion at December 31, 2016 compared to $5.2 billion at December 31, 2015. The projected market value of equity increased by $438 million while our overall MVE sensitivity profile has remained relatively unchanged. The increase in base case market value of equity was due primarily to: (1) an $81 million increase in the book value of stockholders' equity, (2) a $250 million decrease in the mark-to-market adjustment for total deposits due to the higher forward yield curve and a shift in the deposit mix from time deposits to non-maturity deposits with longer duration, and (3) a $100 million increase in the mark-to-market adjustment for loans and leases due to lower credit spreads used for the valuation.

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
As of December 31, 2016, PacWest Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10‑K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PacWest Bancorp:
We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. We also have audited PacWest Bancorp’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PacWest Bancorp’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacWest Bancorp and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PacWest Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Los Angeles, California
February 28, 2017

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands, except par value amounts)
ASSETS
Cash and due from banks	$337,965	$161,020
Interest-earning deposits in financial institutions	81,705	235,466
Total cash and cash equivalents	419,670	396,486
Securities available-for-sale, at fair value	3,223,830	3,559,437
Federal Home Loan Bank stock, at cost	21,870	19,710
Total investment securities	3,245,700	3,579,147
Gross loans and leases	15,520,537	14,528,165
Deferred fees, net	(64,583)	(49,911)
Allowance for loan and lease losses	(157,238)	(115,111)
Total loans and leases, net	15,298,716	14,363,143
Equipment leased to others under operating leases	229,905	197,452
Premises and equipment, net	38,594	39,197
Foreclosed assets, net	12,976	22,120
Deferred tax asset, net	94,112	126,389
Goodwill	2,173,949	2,176,291
Core deposit and customer relationship intangibles, net	36,366	53,220
Other assets	319,779	335,045
Total assets	$21,869,767	$21,288,490

LIABILITIES:
Noninterest-bearing deposits	$6,659,016	$6,171,455
Interest-bearing deposits	9,211,595	9,494,727
Total deposits	15,870,611	15,666,182
Borrowings	905,812	621,914
Subordinated debentures	440,744	436,000
Accrued interest payable and other liabilities	173,545	166,703
Total liabilities	17,390,712	16,890,799

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at December 31, 2016 and 2015;
122,803,029 and 122,791,729 shares issued, respectively, includes 1,476,132 and 1,211,951
shares of unvested restricted stock, respectively)	1,228	1,228
Additional paid-in capital	4,162,132	4,405,775
Retained earnings	366,073	13,907
Treasury stock, at cost (1,519,360 and 1,378,002 shares at December 31, 2016 and 2015)	(56,360)	(51,047)
Accumulated other comprehensive income, net	5,982	27,828
Total stockholders' equity	4,479,055	4,397,691
Total liabilities and stockholders' equity	$21,869,767	$21,288,490

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$924,294	$819,094	$657,097
Investment securities	90,557	64,368	47,345
Deposits in financial institutions	1,061	476	333
Total interest income	1,015,912	883,938	704,775
Interest expense:
Deposits	31,512	41,503	27,332
Borrowings	2,259	554	496
Subordinated debentures	20,850	18,535	14,570
Total interest expense	54,621	60,592	42,398
Net interest income	961,291	823,346	662,377
Provision for credit losses	65,729	45,481	11,499
Net interest income after provision for credit losses	895,562	777,865	650,878
Noninterest income:
Service charges on deposit accounts	14,534	11,688	11,233
Other commissions and fees	47,126	31,586	18,602
Leased equipment income	33,919	24,023	16,669
Gain on sale of loans and leases	909	373	601
Gain on sale of securities	9,485	3,744	4,841
FDIC loss sharing expense, net	(8,917)	(18,246)	(31,730)
Other income	15,419	31,142	21,971
Total noninterest income	112,475	84,310	42,187
Noninterest expense:
Compensation	251,913	203,914	165,499
Occupancy	48,911	44,144	40,606
Data processing	24,356	18,617	14,618
Other professional services	16,478	13,760	11,234
Insurance and assessments	18,364	16,996	10,907
Intangible asset amortization	16,517	9,410	6,268
Leased equipment depreciation	20,899	13,603	9,159
Foreclosed assets expense (income), net	1,881	(668)	5,401
Acquisition, integration and reorganization costs	200	21,247	101,016
Other expense	50,582	41,016	40,884
Total noninterest expense	450,101	382,039	405,592
Earnings from continuing operations before taxes	557,936	480,136	287,473
Income tax expense	(205,770)	(180,517)	(117,005)
Net earnings from continuing operations	352,166	299,619	170,468
Loss from discontinued operations before taxes	—	—	(2,677)
Income tax benefit	—	—	1,114
Net loss from discontinued operations	—	—	(1,563)
Net earnings	$352,166	$299,619	$168,905

Basic earnings per share:
Net earnings from continuing operations	$2.90	$2.79	$1.94
Net earnings	$2.90	$2.79	$1.92
Diluted earnings per share:
Net earnings from continuing operations	$2.90	$2.79	$1.94
Net earnings	$2.90	$2.79	$1.92
Dividends declared per share	$2.00	$2.00	$1.25
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net earnings	$352,166	$299,619	$168,905
Other comprehensive income (loss), net of tax:
Unrealized net holding (losses) gains on securities available-for-sale
arising during the year	(27,392)	6,490	54,918
Income tax benefit (expense) related to net unrealized holding (losses) gains
arising during the year	11,148	(2,869)	(22,317)
Unrealized net holding (losses) gains on securities available-for-sale, net of tax	(16,244)	3,621	32,601
Reclassification adjustment for net gains included in net earnings (1)	(9,485)	(3,744)	(4,841)
Income tax expense related to reclassification adjustment	3,883	1,571	1,967
Reclassification adjustment for net gains included in net earnings, net of tax	(5,602)	(2,173)	(2,874)
Other comprehensive (loss) income, net of tax	(21,846)	1,448	29,727
Comprehensive income	$330,320	$301,067	$198,632
__________________________________

(1)	Entire amount recognized in "Gain on sale of securities" on the Consolidated Statements of Earnings.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Dollars in thousands)
Balance, December 31, 2013	45,822,834	$465	$1,286,737	$(454,617)	$(20,340)	$(3,347)	$808,898
Net earnings	—	—	—	168,905	—	—	168,905
Other comprehensive income -
net unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	29,727	29,727
Issuance of common stock for
merger with CapitalSource Inc.	56,601,997	566	2,593,504	—	—	—	2,594,070
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	1,088,493	11	36,463	—	—	—	36,474
Dividend reinvestment	2,583	—	115	—	—	—	115
Restricted stock surrendered	(493,890)	—	—	—	(22,307)	—	(22,307)
Tax effect from vesting of
restricted stock	—	—	4,625	—	—	—	4,625
Cash dividends paid	—	—	(114,277)	—	—	—	(114,277)
Balance, December 31, 2014	103,022,017	1,042	3,807,167	(285,712)	(42,647)	26,380	3,506,230
Net earnings	—	—	—	299,619	—	—	299,619
Other comprehensive income -
net unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	1,448	1,448
Issuance of common stock for
acquisition of Square 1	18,135,845	181	797,252	—	—	—	797,433
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	435,387	5	15,625	—	—	—	15,630
Dividend reinvestment	1,300	—	58	—	—	—	58
Restricted stock surrendered	(180,822)	—	—	—	(8,400)	—	(8,400)
Tax effect from vesting of
restricted stock	—	—	841	—	—	—	841
Cash dividends paid	—	—	(215,168)	—	—	—	(215,168)
Balance, December 31, 2015	121,413,727	1,228	4,405,775	13,907	(51,047)	27,828	4,397,691
Net earnings	—	—	—	352,166	—	—	352,166
Other comprehensive income -
net unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(21,846)	(21,846)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	664,135	7	23,312	—	—	—	23,319
Restricted stock surrendered	(141,358)				(5,313)		(5,313)
Common stock repurchased under
Stock Repurchase Program	(652,835)	(7)	(27,924)	—	—	—	(27,931)
Tax effect from vesting of
restricted stock	—	—	4,406	—	—	—	4,406
Cash dividends paid	—	—	(243,437)	—	—	—	(243,437)
Balance, December 31, 2016	121,283,669	$1,228	$4,162,132	$366,073	$(56,360)	$5,982	$4,479,055

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net earnings	$352,166	$299,619	$168,905
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,884	24,885	20,420
Amortization of premiums and discounts on investment securities, net	39,797	19,675	12,465
Amortization of intangible assets	16,517	9,410	6,268
Provision for credit losses	65,729	45,481	11,499
Gain on sale of foreclosed assets, net	(837)	(2,967)	(3,413)
Provision for losses on foreclosed assets	2,576	5,228	7,307
Gain on sale of loans and leases, net	(909)	(373)	(601)
Loss (gain) on sale of premises and equipment	78	(28)	(1,520)
Gain on sale of securities, net	(9,485)	(3,744)	(4,841)
Gain on BOLI death benefit	(539)	—	—
Unrealized gain on derivatives and foreign currencies, net	(202)	(160)	(3,487)
Earned stock compensation	23,319	15,630	36,474
Loss on sale of PWEF leasing unit	720	—	—
Write-off of goodwill relating to the asset financing reorganization	—	—	6,645
Tax effect included in stockholders' equity of restricted stock vesting	(4,406)	(841)	(4,625)
Decrease in deferred income taxes, net	53,556	149,664	92,257
Decrease in other assets	6,441	48,172	49,498
Increase (decrease) in accrued interest payable and other liabilities	3,702	(15,773)	(61,141)
Net cash provided by operating activities	581,107	593,878	332,110

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	—	260,936	346,047
Net cash used in branch sale	(178,792)	—	—
Net increase in loans and leases	(1,257,734)	(1,105,925)	(782,424)
Proceeds from sales of loans and leases	121,053	31,993	66,596
Proceeds from maturities and paydowns of securities available-for-sale	250,170	144,847	123,949
Proceeds from sales of securities available-for-sale	393,509	1,035,926	465,608
Purchases of securities available-for-sale	(375,261)	(992,680)	(236,739)
Collection of securities sales proceeds	—	—	484,084
Net (purchases) redemptions of Federal Home Loan Bank stock	(2,160)	23,686	33,390
Proceeds from sales of foreclosed assets	8,186	32,812	24,464
Purchases of premises and equipment, net	(8,183)	(8,929)	(2,669)
Proceeds from sales of premises and equipment	24	146	3,759
Proceeds from sale of leasing unit	138,955	—	—
Proceeds from BOLI death benefit	3,238	—	—
Net (increase) decrease of equipment leased to others under operating leases	(51,557)	(65,309)	30,493
Net cash (used in) provided by investing activities	(958,552)	(642,497)	556,558

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	490,997	685,742	506,533
Net decrease in interest-bearing deposits	(104,021)	(569,706)	(375,185)
Net increase in borrowings	285,928	238,512	269,741
Common stock repurchased and restricted stock surrendered	(33,244)	(8,400)	(22,307)
Repayment of acquired debt	—	—	(992,109)
Tax effect included in stockholders' equity of restricted stock vesting	4,406	841	4,625
Cash dividends paid, net	(243,437)	(215,110)	(114,162)
Net cash provided by (used in) financing activities	400,629	131,879	(722,864)
Net increase in cash and cash equivalents	23,184	83,260	165,804
Cash and cash equivalents, beginning of year	396,486	313,226	147,422
Cash and cash equivalents, end of year	$419,670	$396,486	$313,226

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$54,389	$65,868	$34,788
Cash paid (received) for income taxes	133,897	16,602	(1,198)
Loans transferred to foreclosed assets	781	13,472	9,806
Partnership interest transferred to equipment leased to others under operating leases	—	20,833	—
Common stock issued in acquisitions	—	797,433	2,594,070

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PacWest Bancorp, a Delaware corporation, is a bank holding company registered under the BHCA, with our corporate headquarters located in Los Angeles, California. Our principal business is to serve as the holding company for our wholly-owned subsidiary, Pacific Western Bank. References to "Pacific Western" or the "Bank" refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to "we," "us," or the "Company" refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to "PacWest" or to the "holding company," we are referring to PacWest Bancorp, the parent company, on a stand-alone basis.
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 77 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank divisions. Our CapitalSource Division provides cash flow, asset-based, equipment, and real estate loans and treasury management services to established middle market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser. When we refer to "CapitalSource Inc.," we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division," we are referring to a division of Pacific Western Bank that specializes in middle-market lending on a nationwide basis.
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
We have completed 28 acquisitions from May 1, 2000 through December 31, 2016, including the acquisition of Square 1 on October 6, 2015. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 4. Acquisitions for more information about the Square 1 acquisition and the CapitalSource Inc. merger.
On March 31, 2016, we sold our PWEF leasing unit in Midvale, Utah, including approximately $139 million of outstanding lease balances.
(a) Accounting Standard Adopted in 2015
Effective January 1, 2015, the Company adopted ASU 2014-01, new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit. As a result of the adoption of this new guidance, the Company made an accounting policy election to amortize the initial cost of its qualifying investments in proportion to the tax credits and other benefits received and to present the amortization as a component of income tax expense, referred to as the proportional amortization method. Previously, investments in low-income housing tax credits were accounted for under the equity method and such amortization was presented in other expense. The guidance was required to be applied retrospectively and accordingly, prior period amounts for other expense and tax expense have been revised to conform to the current period presentation.
The retrospective application of the adoption of the new accounting guidance for the proportional amortization method resulted in a cumulative effect on retained earnings of a reduction of $195,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(b) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles, which we may refer to as U.S. GAAP. All significant intercompany balances and transactions have been eliminated.
(c) Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of intangible assets, and the realization of deferred tax assets.
As described in Note 4. Acquisitions below, we completed the Square 1 acquisition on October 6, 2015 and the CapitalSource Inc. merger on April 7, 2014. The acquired assets and liabilities in each of these acquisitions were measured at their estimated fair values. Management made significant estimates and exercised significant judgment in estimating such fair values and accounting for the acquired assets and assumed liabilities in each of these transactions.
(d) Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks, and interest‑earning deposits in financial institutions. Interest‑earning assets in financial institutions represent mostly cash held at the FRBSF, the majority of which is immediately available.
(e) Investment Securities
We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held‑to‑maturity. Investment securities held‑to‑maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held‑to‑maturity or on a long‑term basis, are classified as available‑for‑sale and carried at estimated fair value, with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of applicable income taxes. Securities available‑for‑sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, and other related factors. Securities are individually evaluated for appropriate classification when acquired. As a result, similar types of securities may be classified differently depending on factors existing at the time of purchase.
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
Investments in FHLB stock are carried at cost and evaluated regularly for impairment. FHLB stock is expected to be redeemed at par and is a required investment based on measurements of the Bank’s assets and/or borrowing levels.
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
Acquired non‑impaired loans. Acquired non‑impaired loans are those loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Acquired non‑impaired loans, together with originated loans, are referred to as Non‑PCI loans. Purchase discount or premium on acquired non‑impaired loans is recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.
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
Leases. We provide equipment financing to our customers through a variety of lease arrangements. The most common arrangement is a direct financing (capital) lease. For direct financing leases, lease receivables are recorded on the balance sheet but the leased property is not, although we generally retain legal title to the leased property until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discount or premium on acquired leases is recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off. Direct financing leases are subject to our allowance for loans and leases.
We also have operating leases where we purchase equipment which is then leased to our customers. We receive periodic rental income payments, which are recorded as noninterest income, and the equipment remains on our balance sheet and is depreciated according to our fixed asset accounting policy.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans and Leases Held for Sale. As part of our management of the loans and leases held in our portfolio, we will transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan and lease loss is charged off and the carrying value of the loan is adjusted to the lower of cost or estimated fair value. Gains or losses on the sale of these loans are recorded in noninterest income.
Delinquent or past due loans and leases. Loans and leases are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due.
Nonaccrual loans and leases. When we discontinue the accrual of interest on a loan or lease it is designated as nonaccrual. We discontinue the accrual of interest on a loan generally when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. Loans with interest or principal past due 90 days may be accruing if the loans are concluded to be well-secured and in the process of collection; however, these loans are still reported as nonperforming loans. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectable. Loans are restored to accrual status when the loans become both well‑secured and are in the process of collection. Leases are designated as nonaccrual leases when the recognition of interest has been discontinued. The recognition of interest on leases is generally discontinued when a lessee’s payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability. Leases with payments past due 90 days may be accruing if the leases are concluded to be well-secured and in the process of collection; however, these leases are still reported as nonperforming leases. Interest on nonaccrual leases is subsequently recognized only to the extent that cash is received and the lease balance is deemed collectable. Leases are restored to accrual status when the leases become both well-secured and are in the process of collection.
Impaired loans and leases. A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. Impaired loans and leases include loans and leases on nonaccrual status and performing troubled debt restructured loans. Income from impaired loans is recognized on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectable. We measure impairment of a loan or lease by using the estimated fair value of the collateral, less estimated costs to sell and other applicable costs, if the loan or lease is collateral‑dependent and the present value of the expected future cash flows discounted at the loan’s or lease’s effective interest rate if the loan or lease is not collateral‑dependent. The impairment amount on a collateral‑dependent loan or lease is charged‑off, and the impairment amount on a loan that is not collateral‑dependent is generally recorded as a specific reserve.
Troubled debt restructurings. A loan is classified as a troubled debt restructuring when we grant a concession to a borrower experiencing financial difficulties that we otherwise would not consider under our normal lending policies. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. All modifications of criticized loans are evaluated to determine whether such modifications are troubled debt restructurings as outlined under ASC Subtopic 310‑40, “Troubled Debt Restructurings by Creditors.” Loans restructured with an interest rate equal to or greater than that of a new loan with comparable market risk at the time the loan is modified may be excluded from certain restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms.
A loan that has been placed on nonaccrual status that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period of time, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or mitigating circumstances. A loan that has not been placed on nonaccrual status may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves maturity extensions, a reduction in the loan interest rate and/or a change to interest‑only payments for a period of time. The restructured loan is considered impaired despite the accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s original effective interest rate or based on the fair value of the collateral if the loan is collateral-dependent.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(g) Allowances for Credit Losses
Allowance for credit losses on Non‑PCI loans and leases. The allowance for credit losses on Non-PCI loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets The following discussion is for Non-PCI loans and leases and the related allowance for credit losses. For the allowance policy on purchased credit impaired loans and leases, refer to "—Allowance for loan losses on PCI loans." For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that arise after the acquisition date.
The allowance for credit losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon our review of the credit quality of the loan and lease portfolio, which includes loan and lease payment trends, borrowers' compliance with loan agreements, borrowers' current and budgeted financial performance, collateral valuation trends, and current economic factors and external conditions that may affect our borrowers' ability to make payments to us in accordance with contractual terms. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.
The allowance for loan and lease losses contains a general reserve component for loans and leases not considered impaired and a specific reserve component for loans and leases determined to be impaired.
A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We assess our loans for impairment on an ongoing basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure impairment of a loan based upon the fair value of the loan’s collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateral-dependent. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. To the extent a loan or lease balance exceeds the estimated collectable value, a specific reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan's collateral if the loan is collateral-dependent. Smaller balance loans (under $250,000), with a few exceptions for certain loan types, are generally not assessed individually for impairment but are evaluated collectively.
The methodology we use to estimate the general reserve component of our allowance for credit losses considers both objective and subjective criteria. The objective criteria uses our actual historical loan and lease charge-off experience on pools of similar loans and leases to establish loss factors that are applied to our current loan and lease balances to estimate inherent credit losses. The estimation of the allowance for credit losses at December 31, 2016 considered actual historical loan and lease charge-off experience over a 27-quarter look-back period starting with the first quarter of 2010. This look-back period is inclusive of the average timeframe over which charge-offs typically occur following loan or lease origination. The estimation of the allowance for credit losses at December 31, 2015 considered actual historical loan and lease charge-off experience over a 23-quarter look-back period starting with the first quarter of 2010. The increase in the historical look-back period from a 23-quarter look-back period at December 31, 2015 to 27 quarters at December 31, 2016 allows the look-back period to capture sufficient loss observations and is relevant to the current portfolio; in a good economic cycle with less frequent loss events, a longer look-back period is more appropriate to reflect the level of incurred losses. When estimating the general reserve component for the various pools of similar loan types, the loss factors applied to the loan pools consider the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings. We recognize that the determination of the allowance for credit losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans on a regular basis.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The qualitative criteria we consider when establishing the loss factors include the following:

•	current economic trends and forecasts;

•	current commercial real estate values, performance trends, and overall outlook in the markets where we lend;

•	legal and regulatory matters that could impact our borrowers’ ability to repay our loans and leases;

•	loan and lease portfolio composition and any loan concentrations;

•	current lending policies and the effects of any new policies or policy amendments;

•	loan and lease production volume and mix;

•	loan and lease portfolio credit performance trends;

•	results of our independent credit review; and

•	changes in management related to credit administration functions.
We estimate the reserve for unfunded commitments using the same loss factors as used for the allowance for loan and lease losses and is computed based on the expected usage of the unfunded commitments.
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
Management believes the allowance for credit losses is appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio and the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience, for example, increased levels of borrower loan defaults, borrower noncompliance with our loan agreements, adverse changes in collateral values, or negative changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the established allowance will be sufficient to absorb future losses.
Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Our regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.
Allowance for loan losses on PCI loans. We measure the allowance for loan losses for PCI loans at the end of each financial reporting period based on expected cash flows of the PCI loans. Decreases or (increases) in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a (negative provision) for credit losses on such loans. For example, a decrease in the expected cash flows of PCI loans would result in an additional reserve requirement and a provision for PCI loan credit losses would be recorded.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(h) Land, Premises and Equipment
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
(i) Foreclosed Assets
Foreclosed assets include OREO and repossessed non-real estate assets. Foreclosed assets are initially recorded at the estimated fair value of the property, based on current independent appraisals obtained at the time of acquisition, less estimated costs to sell, including senior obligations such as delinquent property taxes. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition less estimated costs to sell is charged to the allowance for loan losses. Any subsequent write‑downs are charged to noninterest expense and recognized through a foreclosed assets valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the foreclosed assets valuation allowance, but not below zero, and are credited to noninterest expense. Gains and losses on the sale of foreclosed assets and operating expenses of such assets are also included in noninterest expense.
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
On a quarterly basis, the Company evaluates its deferred tax assets to assess whether they are expected to be realized in the future. This determination is based on currently available facts and circumstances, including our current and projected future tax positions, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. To the extent our deferred tax assets are no longer considered more likely than not to be realized, we are required to record a valuation allowance on our deferred tax assets by charging earnings. The Company also evaluates existing valuation allowances periodically to determine if sufficient evidence exists to support an increase or reduction in the allowance.
(k) Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to noninterest expense in the consolidated statement of earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values and reviewed for impairment at least quarterly. CDI and CRI are recognized apart from goodwill at the time of acquisition based on market valuations. In preparing such valuations, variables considered included deposit servicing costs, attrition rates, and market discount rates. CDI assets are amortized to expense over their useful lives, which we have estimated to range from 7 to 10 years. CRI assets are amortized to expense over their useful lives, which we have estimated to range from 4 to 7 years. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired. Both CDI and CRI are reviewed for impairment quarterly or earlier if events or changes in circumstances indicate that their carrying values may not be recoverable. If the recoverable amount of either CDI or CRI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset’s fair value at that time. If the fair value is below the carrying value, then the intangible asset is reduced to such fair value; an impairment loss for such amount would be recognized as a charge to noninterest expense in the consolidated statement of earnings.
(l) Stock-Based Compensation
The Company issues stock-based compensation instruments consisting of TRSAs and PRSUs. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. In the case where the performance target for the PRSU’s is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable.
Unvested TRSAs participate with common stock in any dividends declared and paid. Dividends paid on unvested TRSAs expected to vest and the related tax benefits are included as a net reduction to stockholders’ equity. Dividends paid on unvested TRSAs not expected to vest are charged to compensation expense. Unvested PRSUs participate with common stock in any dividends declared, but are paid only on the shares which ultimately vest, if any, at the end of the three-year performance period. At the time of vesting, the vested shares are entitled to receive cumulative dividends declared and paid during the three-year performance period. Such dividends are accrued during the three-year performance period at the estimated level of dividends to be received by the award holder.
(m) Derivative Instruments
Our derivative contracts primarily manage the foreign currency risk associated with certain assets. As of December 31, 2016, all of our derivatives were held for risk management purposes and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These forward exchange contracts provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received from loan transactions denominated in foreign currencies as the result of changes to exchange rates. Our derivatives are recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in other income. At December 31, 2016, our derivative contracts had a notional value of $79.8 million.
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures.
(n) Investments That Do Not Have Readily Determinable Fair Values
Investments in common or preferred stock that are not publicly traded that do not have a readily determinable fair value in which we have the ability to significantly influence the operating and financial policies of an investee are accounted for pursuant to the equity method of accounting. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or similarly structured entity. Our investment carrying values are included in other assets and our share of earnings and losses in equity method investees is included in other income. If we do not have significant influence over the investee, the cost method is used to account for the equity interest.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Investments accounted for using the cost or equity method of accounting are evaluated for other-than-temporary impairment quarterly. An impairment exists when the estimated fair value for each investment is less than its carrying value. If an impairment exists, then such impairment is evaluated for whether it is considered to be temporary or other-than-temporary. In determining whether an other-than-temporary decline in value exists, management evaluates information such as budgets, business plans, and financial statements of the investee in addition to quoted market prices, if any. Factors indicative of an other-than-temporary decline in value include, but are not limited to, recurring operating losses and credit defaults. If we determine that an investment has sustained an other-than-temporary decline in its value, then the equity interest is written down to its estimated fair value through other income and a new carrying value for the investment is established.
Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in other income.
(o) Comprehensive Income
Comprehensive income consists of net earnings and net unrealized gains (losses) on securities available‑for‑sale, net, and is presented in the consolidated statements of comprehensive income.
(p) Earnings Per Share
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
(q) Business Combinations
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
(r) Business Segments
We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent. As of December 31, 2016, we operated as one reportable segment. The factors considered in making this determination include the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the discrete financial information reviewed by our key decision makers. Through our network of banking offices nationwide, our entire operations provide relationship-based banking products, services and solutions for small to mid-sized companies, entrepreneurial businesses and their venture capital and private equity investors, real estate investors, professionals and other individuals. Our products and services include commercial real estate, multi-family, commercial business, construction and land, consumer and government-guaranteed small business loans, business and personal deposit products, and treasury cash management services.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(s) Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017, while earlier application is permitted only for annual and interim periods beginning after December 31, 2016. The Company has completed the assessment phase of implementing this new standard. In the assessment phase, the Company determined which revenue streams are within the scope and those that are excluded from the scope of the new standard. Substantially all of the Company's revenues are excluded from the scope of the new standard. For the revenue streams determined to be within the scope of the new standard, the Company examined a sample of customer contracts to determine the appropriate accounting for those contracts under the new standard. The Company is currently evaluating the need for any accounting or operational changes related to implementing the requirements of the new standard. The Company has not yet selected a transition method and does not expect the provisions of ASU 2014-09 to have a material impact on its consolidated financial position or results of operations. The Company will adopt this standard effective January 1, 2018.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which will significantly change the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. For equity investments with readily determinable fair values, entities must measure these investments at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost, adjusted for changes in observable prices, minus impairment. Changes in measurement under either alternative must be recognized in net income. ASU 2016-01 will be effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities, which does not apply to the Company. The Company does not expect the provisions of ASU 2016-01 to have a material impact on its consolidated financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which, among other things, requires lessees to recognize most leases on-balance sheet, which will result in an increase in their reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method for all entities. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 is effective for interim and annual periods in fiscal years beginning after December 15, 2016, however, earlier application was permitted. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. ASU 2016-07 does not require additional disclosures at transition. There will be no material impact on the Company's financial statements and related disclosures on a prospective basis from the requirements of ASU 2016-07.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The Company adopted ASU 2016-09 effective January 1, 2017. The recognition of excess tax benefits and deficiencies in the income statement was adopted prospectively. The adoption of ASU 2016-09 did not have a material impact on the Company's financial statements upon adoption. We expect the requirements of ASU 2016-09 to result in fluctuations in our effective tax rate from period to period based upon the timing of share-based award vestings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which significantly changes the way entities recognize impairment of many financial assets. Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the current expected credit loss (CECL) model, the new standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The Company is reviewing software to meet the requirements of ASU-2016-13. The Company is planning to engage a third-party vendor and commence early-stage model development in 2017. ASU 2016-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial position or results of operations.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which addressed eight issues related to the statement of cash flows, including proceeds from the settlement of BOLI policies. ASU 2016-15 is effective for interim and annual periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU 2016-15 in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendment in the same period. Entities should apply ASU 2016-15 using a retrospective transition method to each period presented. If it is impracticable for an entity to apply ASU 2016-15 retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. ASU 2016-15 will result in some changes in classification in the consolidated statements of cash flows, which the Company does not expect will be significant, and will not have any impact on its consolidated financial position or results of operations.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. ASU 2016-16 is effective for interim and annual periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, but only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. The Company is evaluating the effect that ASU 2016-16 will have on its financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-17, "Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control," which a single decision maker or service provider, in evaluating whether it is the primary beneficiary, to consider on a proportionate basis indirect interests held through related parties under common control. ASU 2016-17 is effective for interim and annual periods in fiscal years beginning after December 15, 2016. The Company does not expect ASU 2016-17 to have a material impact on its financial condition or results of operations.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. ASU 2017-04 instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit's fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. The Company does not expect ASU 2017-04 to have a material impact on its financial condition or results of operations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2.  DISCONTINUED OPERATIONS
Discontinued operations include the income and expense related to Electronic Payment Services ("EPS"), a discontinued division of the Bank acquired in connection with the FCAL acquisition on May 31, 2013. Liabilities of the EPS division, which were $12.5 million and $15.9 million at December 31, 2016 and 2015, consisted primarily of noninterest‑bearing deposits and are included in the consolidated balance sheets under the caption “Accrued interest payable and other liabilities.”
NOTE 3. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the years ended December 31, 2016 and 2015 were $67.7 million and $27.7 million.
NOTE 4.  ACQUISITIONS
The following assets acquired and liabilities assumed of the acquired entities are presented at estimated fair value as of their respective acquisition dates:

	Acquisition and Date Acquired
	Square 1 Financial, Inc.	CapitalSource Inc.
	October 6, 2015	April 7, 2014
	(In thousands)
Assets Acquired:
Cash and due from banks	$24,867	$768,553
Interest‑earning deposits in financial institutions	236,069	60,612
Securities available‑for‑sale	2,193,538	382,797
FHLB stock	2,787	46,060
Loans and leases	1,553,720	6,877,427
Equipment leased to others under operating leases	—	160,015
Premises and equipment	1,927	12,663
Foreclosed assets	—	6,382
Goodwill	446,069	1,526,282
Core deposit and customer relationship intangibles	45,426	6,720
Income tax assets	—	304,856
Other assets	106,757	582,985
Total assets acquired	$4,611,160	$10,735,352
Liabilities Assumed:
Noninterest‑bearing deposits	$2,549,000	$4,631
Interest‑bearing deposits	1,240,635	6,236,419
Borrowings	—	992,109
Subordinated debentures	—	300,918
Accrued interest payable and other liabilities	24,092	124,087
Total liabilities assumed	$3,813,727	$7,658,164
Total consideration paid	$797,433	$3,077,188

Summary of consideration:
Cash paid	$—	$483,118
PacWest common stock issued	797,433	2,594,070
Total	$797,433	$3,077,188

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Square 1 Financial, Inc. Acquisition
We acquired Square 1 on October 6, 2015. As part of the acquisition, Square 1 Bank, a wholly-owned subsidiary of Square 1, merged with and into Pacific Western. At closing, we formed the Square 1 Bank Division of Pacific Western to focus on providing a comprehensive suite of financial services to entrepreneurial businesses and their venture capital and private equity investors nationwide. When we refer to "Square 1," we are referring to the company acquired on October 6, 2015, and when we refer to the "Square 1 Bank Division," we are referring to a division of Pacific Western.
We completed this acquisition to increase our core deposits, expand our nationwide lending platform, and increase our presence in the technology and life-sciences credit markets. The Square 1 acquisition has been accounted for under the acquisition method of accounting. We acquired $4.6 billion of assets and assumed $3.8 billion of liabilities upon closing of the acquisition. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. The application of the acquisition method of accounting resulted in goodwill of $446.1 million. All of the recognized goodwill is non-deductible for tax purposes.
CapitalSource Inc. Merger
We acquired CapitalSource Inc. on April 7, 2014. As part of the merger, CapitalSource Bank, a wholly-owned subsidiary of CapitalSource Inc., merged with and into Pacific Western. At closing, we formed the CapitalSource Division of the Bank. We completed the merger in order to increase our loan and lease generation capabilities and to diversify our loan portfolio. The application of the acquisition method of accounting resulted in goodwill of $1.5 billion. All of the recognized goodwill is non‑deductible for tax purposes.
NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2013	$208,743
Addition from the CapitalSource Inc. merger	1,518,381
Write-off due to the asset financing reorganization	(6,645)
Balance, December 31, 2014	1,720,479
Adjustment to acquired CapitalSource Inc. deferred tax assets	7,901
Addition from the Square 1 acquisition	447,911
Balance, December 31, 2015	2,176,291
Adjustment to acquired Square 1 tax assets	(1,842)
Reduction due to sale of PWEF leasing unit	(500)
Balance, December 31, 2016	$2,173,949
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
We perform our annual goodwill impairment testing in the fourth quarter each year. In the fourth quarter of 2016 we evaluated the carrying value of our goodwill and determined that it was not impaired.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI as of December 31, 2016 is 5.3 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $11.5 million for 2017, $8.8 million for 2018, $6.7 million for 2019, $4.7 million for 2020 and $3.0 million for 2021.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of year	$95,524	$53,090	$48,963
Additions due to acquisitions	—	45,426	6,720
Fully amortized portion	(29,637)	(2,992)	(1,293)
Reduction due to sale of PWEF leasing unit	(1,700)	—	—
Write-off due to the asset financing reorganization	—	—	(1,300)
Balance, end of year	64,187	95,524	53,090
Accumulated Amortization:
Balance, beginning of year	(42,304)	(35,886)	(31,715)
Amortization	(16,517)	(9,410)	(6,268)
Fully amortized portion	29,637	2,992	1,293
Reduction due to sale of PWEF leasing unit	1,363	—	—
Write-off due to the asset financing reorganization	—	—	804
Balance, end of year	(27,821)	(42,304)	(35,886)
Net CDI and CRI, end of year	$36,366	$53,220	$17,204

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6.  INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and carrying values of securities available-for-sale as of the dates indicated:

	December 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type:	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$499,185	$6,222	$(2,964)	$502,443	$660,069	$11,517	$(3,746)	$667,840
Agency CMOs	145,258	1,528	(497)	146,289	193,148	2,633	(1,026)	194,755
Private label CMOs	122,707	4,199	(1,437)	125,469	140,065	5,837	(1,106)	144,796
Municipal securities	1,447,064	15,406	(6,011)	1,456,459	1,508,968	39,435	(1,072)	1,547,331
Agency commercial MBS	555,552	1,798	(9,658)	547,692	392,729	1,509	(2,797)	391,441
Corporate debt securities	47,100	680	(271)	47,509	49,047	327	(950)	48,424
Collateralized loan obligations	155,440	1,685	(238)	156,887	133,192	128	(1,131)	132,189
SBA securities	179,085	510	(750)	178,845	211,946	41	(830)	211,157
US Treasury securities	—	—	—	—	70,196	—	(816)	69,380
Agency debt securities	—	—	—	—	36,302	611	—	36,913
Asset-backed and other securities	62,264	358	(385)	62,237	116,723	119	(1,631)	115,211
Total	$3,213,655	$32,386	$(22,211)	$3,223,830	$3,512,385	$62,157	$(15,105)	$3,559,437
See Note 13. Fair Value Measurements for information on fair value measurements and methodology.
As of December 31, 2016, securities available‑for‑sale with a carrying value of $425.5 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
Realized gains or losses in the statement of earnings resulting from the sale of securities are calculated using the specific identification method and included in gain on sale of securities. During the year ended December 31, 2016, we sold $384.0 million of securities available-for-sale for a gross realized gain of $11.1 million and a gross realized loss of $1.6 million. During the year ended December 31, 2015, we sold $208.4 million of securities available-for-sale for a gross realized gain of $4.5 million and a gross realized loss of $0.7 million. We also sold $823.8 million of the $2.2 billion of securities obtained in the Square 1 acquisition for no gain or loss as they were marked to fair value at the time of acquisition. During the year ended December 31, 2014, we sold $138.1 million of securities available-for-sale for a gross realized gain of $4.8 million. We also sold $322.7 million of the $382.8 million of securities obtained in the CapitalSource Inc. merger for no gain or loss as they were marked to fair value at the time of acquisition.
During the years ended December 31, 2016, 2015 and 2014 accumulated other comprehensive income included $(16.2) million, $3.6 million and $32.6 million of net unrealized after-tax (losses) gains.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, as of the dates indicated:

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type:	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$149,281	$(1,691)	$122,902	$(1,273)	$272,183	$(2,964)
Agency CMOs	44,111	(416)	25,316	(81)	69,427	(497)
Private label CMOs	49,067	(906)	30,155	(531)	79,222	(1,437)
Municipal securities	644,424	(6,011)	—	—	644,424	(6,011)
Agency commercial MBS	349,550	(9,658)	—	—	349,550	(9,658)
Corporate debt securities	29,829	(271)	—	—	29,829	(271)
Collateralized loan obligations	12,450	(37)	39,231	(201)	51,681	(238)
SBA securities	69,293	(407)	39,024	(343)	108,317	(750)
Asset-backed and other securities	18,213	(309)	7,851	(76)	26,064	(385)
Total	$1,366,218	$(19,706)	$264,479	$(2,505)	$1,630,697	$(22,211)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type:	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$352,042	$(3,480)	$9,342	$(266)	$361,384	$(3,746)
Agency CMOs	117,786	(1,026)	—	—	117,786	(1,026)
Private label CMOs	93,533	(1,000)	1,638	(106)	95,171	(1,106)
Municipal securities	126,892	(1,061)	531	(11)	127,423	(1,072)
Agency commercial MBS	236,098	(2,156)	14,230	(641)	250,328	(2,797)
Corporate debt securities	29,379	(950)	—	—	29,379	(950)
Collateralized loan obligations	100,993	(1,131)	—	—	100,993	(1,131)
SBA securities	179,942	(830)	—	—	179,942	(830)
US Treasury securities	69,380	(816)	—	—	69,380	(816)
Asset-backed and other securities	71,619	(1,182)	16,091	(449)	87,710	(1,631)
Total	$1,377,664	$(13,632)	$41,832	$(1,473)	$1,419,496	$(15,105)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reviewed the securities that were in a loss position at December 31, 2016 and 2015, and concluded their losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated.

	December 31, 2016
	Amortized	Fair
Maturity:	Cost	Value
	(In thousands)
Due in one year or less	$13,199	$13,210
Due after one year through five years	257,229	260,224
Due after five years through ten years	760,797	764,024
Due after ten years	2,182,430	2,186,372
Total securities available-for-sale	$3,213,655	$3,223,830
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
FHLB Stock
In connection with outstanding FHLB advances, the Bank owned FHLB stock carried at cost of $21.9 million and $19.7 million at December 31, 2016 and 2015. At December 31, 2016 and 2015, the Bank was required to own FHLB stock at least equal to 2.7% of outstanding FHLB advances. During the year ended December 31, 2016, FHLB stock increased by $2.2 million due to $15.6 million in purchases, offset partially by $13.4 million in redemptions. We evaluated the carrying value of our FHLB stock investment at December 31, 2016, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Taxable interest	$46,097	$35,103	$30,135
Non-taxable interest	41,885	25,219	13,597
Dividend income	2,575	4,046	3,613
Total interest income on investment securities	$90,557	$64,368	$47,345

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7.  LOANS AND LEASES
The Company’s loan and lease portfolio includes originated and purchased loans and leases. Originated loans and leases and purchased loans and leases for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments, are referred to collectively as Non-PCI loans. Purchased loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and it was probable that collection of all contractually required payments was unlikely are referred to as PCI loans.
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
The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	December 31, 2016			December 31, 2015
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,635,675	$92,793	$5,728,468	$5,706,903	$168,725	$5,875,628
Real estate construction and land	975,032	2,409	977,441	534,307	2,656	536,963
Commercial	8,426,236	12,994	8,439,230	7,977,067	17,415	7,994,482
Consumer	375,149	249	375,398	120,793	299	121,092
Total gross loans and leases	15,412,092	108,445	15,520,537	14,339,070	189,095	14,528,165
Deferred fees, net	(64,562)	(21)	(64,583)	(49,861)	(50)	(49,911)
Total loans and leases, net of deferred fees	15,347,530	108,424	15,455,954	14,289,209	189,045	14,478,254
Allowance for loan and lease losses	(143,755)	(13,483)	(157,238)	(105,534)	(9,577)	(115,111)
Total loans and leases, net	$15,203,775	$94,941	$15,298,716	$14,183,675	$179,468	$14,363,143

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Non‑PCI Loans and Leases
The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2016
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$8,590	$3,303	$11,893	$4,341,740	$4,353,633
Residential	5,694	1,999	7,693	1,256,630	1,264,323
Total real estate mortgage	14,284	5,302	19,586	5,598,370	5,617,956
Real estate construction and land:
Commercial	—	—	—	578,838	578,838
Residential	364	—	364	383,637	384,001
Total real estate construction and land	364	—	364	962,475	962,839
Commercial:
Cash flow	191	1,821	2,012	3,105,380	3,107,392
Asset-based	1,500	2	1,502	2,607,543	2,609,045
Venture capital	13,589	5,769	19,358	1,963,798	1,983,156
Equipment finance	1,417	3,051	4,468	687,499	691,967
Total commercial	16,697	10,643	27,340	8,364,220	8,391,560
Consumer	224	—	224	374,951	375,175
Total Non-PCI loans and leases	$31,569	$15,945	$47,514	$15,300,016	$15,347,530

	December 31, 2015
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,947	$13,075	$17,022	$4,534,936	$4,551,958
Residential	3,391	905	4,296	1,131,809	1,136,105
Total real estate mortgage	7,338	13,980	21,318	5,666,745	5,688,063
Real estate construction and land:
Commercial	—	—	—	343,360	343,360
Residential	—	—	—	184,360	184,360
Total real estate construction and land	—	—	—	527,720	527,720
Commercial:
Cash flow	2,048	1,427	3,475	3,058,793	3,062,268
Asset-based	1	—	1	2,547,532	2,547,533
Venture capital	250	700	950	1,451,477	1,452,427
Equipment finance	359	94	453	889,896	890,349
Total commercial	2,658	2,221	4,879	7,947,698	7,952,577
Consumer	626	1,307	1,933	118,916	120,849
Total Non-PCI loans and leases	$10,622	$17,508	$28,130	$14,261,079	$14,289,209

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

It is the Company’s policy to discontinue accruing interest when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. The amount of interest income that would have been recorded on nonaccrual loans and leases at December 31, 2016 and 2015 had such loans and leases been current in accordance with their original terms was $8.0 million and $6.4 million for 2016 and 2015.
The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2016			December 31, 2015
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$62,454	$4,291,179	$4,353,633	$52,363	$4,499,595	$4,551,958
Residential	6,881	1,257,442	1,264,323	4,914	1,131,191	1,136,105
Total real estate mortgage	69,335	5,548,621	5,617,956	57,277	5,630,786	5,688,063
Real estate construction and land:
Commercial	—	578,838	578,838	—	343,360	343,360
Residential	364	383,637	384,001	372	183,988	184,360
Total real estate construction and land	364	962,475	962,839	372	527,348	527,720
Commercial:
Cash flow	53,908	3,053,484	3,107,392	15,800	3,046,468	3,062,268
Asset-based	2,118	2,606,927	2,609,045	2,505	2,545,028	2,547,533
Venture capital	11,687	1,971,469	1,983,156	124	1,452,303	1,452,427
Equipment finance	32,848	659,119	691,967	51,410	838,939	890,349
Total commercial	100,561	8,290,999	8,391,560	69,839	7,882,738	7,952,577
Consumer	339	374,836	375,175	1,531	119,318	120,849
Total Non-PCI loans and leases	$170,599	$15,176,931	$15,347,530	$129,019	$14,160,190	$14,289,209
At December 31, 2016, nonaccrual loans and leases totaled $170.6 million. Nonaccrual loans and leases included $15.9 million of loans and leases 90 or more days past due, $3.0 million of loans 30 to 89 days past due and $151.7 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $129.0 million at December 31, 2015, including $16.8 million of loans and leases 90 or more days past due, $3.6 million of loans 30 to 89 days past due and $108.6 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability.

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

	December 31, 2016			December 31, 2015
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Commercial	$99,641	$4,253,992	$4,353,633	$98,436	$4,453,522	$4,551,958
Residential	17,540	1,246,783	1,264,323	12,627	1,123,478	1,136,105
Total real estate mortgage	117,181	5,500,775	5,617,956	111,063	5,577,000	5,688,063
Real estate construction and land:
Commercial	409	578,429	578,838	571	342,789	343,360
Residential	364	383,637	384,001	1,395	182,965	184,360
Total real estate construction and land	773	962,066	962,839	1,966	525,754	527,720
Commercial:
Cash flow	177,661	2,929,731	3,107,392	183,726	2,878,542	3,062,268
Asset-based	28,112	2,580,933	2,609,045	19,340	2,528,193	2,547,533
Venture capital	52,646	1,930,510	1,983,156	19,105	1,433,322	1,452,427
Equipment finance	32,848	659,119	691,967	54,054	836,295	890,349
Total commercial	291,267	8,100,293	8,391,560	276,225	7,676,352	7,952,577
Consumer	424	374,751	375,175	2,500	118,349	120,849
Total Non-PCI loans and leases	$409,645	$14,937,885	$15,347,530	$391,754	$13,897,455	$14,289,209
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
Non‑PCI nonaccrual loans and leases and performing troubled debt restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	December 31, 2016			December 31, 2015
		Performing	Total		Performing	Total
	Nonaccrual	Troubled	Impaired	Nonaccrual	Troubled	Impaired
	Loans	Debt	Loans	Loans	Debt	Loans
	and	Restructured	and	and	Restructured	and
	Leases	Loans	Leases	Leases	Loans	Leases
	(In thousands)
Real estate mortgage	$69,335	$54,750	$124,085	$57,277	$27,133	$84,410
Real estate construction and land	364	6,893	7,257	372	7,631	8,003
Commercial	100,561	3,157	103,718	69,839	5,221	75,060
Consumer	339	152	491	1,531	197	1,728
Total	$170,599	$64,952	$235,551	$129,019	$40,182	$169,201
Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions and debt forgiveness or a combination thereof. At December 31, 2016 and 2015, we had unfunded commitments related to Non-PCI troubled debt restructured loans of $4.6 million and $8.2 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class as of and for the years indicated:

	December 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$63,325	$65,031	$6,266	$17,967	$19,219	$777
Residential	8,424	8,612	585	2,278	2,435	681
Real estate construction and land:
Residential	213	213	—	747	747	26
Commercial:
Cash flow	51,272	52,910	12,474	14,072	20,312	7,079
Asset-based	4,395	4,861	2,144	3,901	4,423	2,511
Venture capital	5,821	5,880	3,294	—	—	—
Equipment finance	1,524	4,636	—	11,193	11,894	8,032
Consumer	270	280	170	365	372	157
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$44,557	$51,402	$—	$58,678	$68,333	$—
Residential	7,779	8,940	—	5,487	11,406	—
Real estate construction and land:
Commercial	6,680	6,680	—	7,256	7,256	—
Residential	364	366	—	—	—	—
Commercial:
Cash flow	2,852	5,939	—	2,825	5,121	—
Asset-based	664	1,652	—	2,729	2,726	—
Venture capital	5,866	8,939	—	124	125	—
Equipment finance	31,324	53,319	—	40,216	44,194	—
Consumer	221	292	—	1,363	1,945	—
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$124,085	$133,985	$6,851	$84,410	$101,393	$1,458
Real estate construction and land	7,257	7,259	—	8,003	8,003	26
Commercial	103,718	138,136	17,912	75,060	88,795	17,622
Consumer	491	572	170	1,728	2,317	157
Total	$235,551	$279,952	$24,933	$169,201	$200,508	$19,263

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2016		2015		2014
	Weighted	Interest	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income	Average	Income
	Balance(1)	Recognized	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$26,870	$898	$17,833	$1,130	$10,670	$475
Residential	6,521	255	2,143	33	412	1
Real estate construction and land:
Commercial	—	—	—	—	1,027	17
Residential	213	14	747	15	763	15
Commercial:
Cash flow	22,736	10	12,590	32	8,498	21
Asset-based	3,842	134	3,204	56	4,214	27
Venture capital	1,227	—	—	—	—	—
Equipment finance	508	—	8,475	—	3,802	—
Consumer	233	—	355	15	132	8
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$41,917	$1,506	$28,366	$345	$29,405	$348
Residential	7,254	144	4,643	41	5,223	44
Real estate construction and land:
Commercial	6,680	224	7,053	240	8,642	244
Residential	364	—	—	—	4	—
Commercial:
Cash flow	2,455	4	2,752	89	2,289	99
Asset-based	528	18	1,746	130	6,139	170
Venture capital	2,446	—	124	—	—	—
Equipment finance	30,767	—	30,363	—	2,534	—
Consumer	166	9	1,363	—	3,027	2
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$82,562	$2,803	$52,985	$1,549	$45,710	$868
Real estate construction and land	7,257	238	7,800	255	10,436	276
Commercial	64,509	166	59,254	307	27,476	317
Consumer	399	9	1,718	15	3,159	10
Total	$154,727	$3,216	$121,757	$2,126	$86,781	$1,471
_________________________

(1)
For the loans and leases (excluding PCI loans) reported as impaired at December 31, 2016, 2015 and 2014, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents new and defaulted troubled debt restructurings of Non-PCI loans for the years indicated:

				Troubled Debt Restructurings
	Troubled Debt Restructurings			That Subsequently Defaulted(1)
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment(1)
	(Dollars In thousands)
Year Ended December 31, 2016
Real estate mortgage:
Commercial	12	$13,833	$6,099	—	$—
Residential	10	7,091	6,439	2	5,000
Real estate construction and land:
Commercial	1	1,245	1,245	—	—
Commercial:
Cash flow	14	30,788	30,788	—	—
Asset-based	5	2,158	2,158	2	1,502
Equipment finance	7	44,196	42,572	—	—
Consumer	5	850	142	—	—
Total	54	$100,161	$89,443	4	$6,502	(2)
Year Ended December 31, 2015
Real estate mortgage:
Commercial	21	$43,536	$43,012	2	$2,670
Residential	18	3,128	2,961	1	155
Real estate construction and land:
Commercial	8	23,881	23,881	—	—
Commercial:
Cash flow	25	2,718	2,539	—	—
Asset-based	13	8,400	8,400	—	—
Equipment finance	10	93,868	93,868	—	—
Consumer	2	197	197	—	—
Total	97	$175,728	$174,858	3	$2,825	(3)
Year Ended December 31, 2014
Real estate mortgage:
Commercial	14	$14,659	$14,660	1	$55
Residential	11	4,794	4,794	—	—
Real estate construction and land:
Commercial	4	5,507	4,965	—	—
Commercial:
Cash flow	13	2,717	2,717	1	1,144
Asset-based	22	12,368	6,336	1	390
Equipment finance	1	518	518	—	—
Consumer	7	467	467	—	—
Total	72	$41,030	$34,457	3	$1,589	(4)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the year ended December 31, 2016, the population of defaulted restructured loans includes only those loans restructured after December 31, 2015. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at December 31, 2016, and there were no charge-offs.

(3)	Represents the balance at December 31, 2015, and is net of charge-offs of $96,900.

(4)	Represents the balance at December 31, 2014, and is net of charge-offs of $129,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowances for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases by portfolio segment and PCI loans for the years indicated:

	Year Ended December 31, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of year	$36,654	$7,137	$61,082	$661	$105,534	$9,577	$115,111
Charge-offs	(2,059)	—	(32,210)	(823)	(35,092)	(862)	(35,954)
Recoveries	4,519	673	7,794	116	13,102	39	13,141
Provision (negative provision)	(1,349)	2,235	57,187	2,138	60,211	4,729	64,940
Balance, end of year	$37,765	$10,045	$93,853	$2,092	$143,755	$13,483	$157,238

Amount of the allowance
applicable to loans and leases:
Individually evaluated for
impairment	$6,851	$—	$17,912	$170	$24,933
Collectively evaluated for
impairment	$30,914	$10,045	$75,941	$1,922	$118,822
Acquired loans with
deteriorated credit quality						$13,483

The ending balance of the
loan and lease portfolio is
composed of loans and leases:
Individually evaluated for
impairment	$123,348	$7,257	$103,431	$394	$234,430
Collectively evaluated for
impairment	$5,494,608	$955,582	$8,288,129	$374,781	$15,113,100
Acquired loans with
deteriorated credit quality						$108,424
Ending balance of
loans and leases	$5,617,956	$962,839	$8,391,560	$375,175	$15,347,530	$108,424	$15,455,954

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

The ending balance of the
loan and lease portfolio is
composed of loans and leases:
Individually evaluated for
impairment	$83,944	$8,003	$74,680	$1,672	$168,299
Collectively evaluated for
impairment	$5,604,119	$519,717	$7,877,897	$119,177	$14,120,910
Acquired loans with
deteriorated credit quality						$189,045
Ending balance of
loans and leases	$5,688,063	$527,720	$7,952,577	$120,849	$14,289,209	$189,045	$14,478,254
PCI Loans
The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Real estate mortgage	$112,982	$207,170
Real estate construction and land	1,901	2,534
Commercial	19,109	30,658
Consumer	281	302
Total gross PCI loans	134,273	240,664
Discount	(25,849)	(51,619)
Total PCI loans, net of discount	108,424	189,045
Allowance for loan losses	(13,483)	(9,577)
Total net PCI loans	$94,941	$179,468

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the years indicated:

	Carrying	Accretable
	Amount	Yield
	(In thousands)
Balance, December 31, 2013	$361,003	$(139,568)
Addition from the CapitalSource Inc. merger	79,234	(13,728)
Accretion	57,213	57,213
Payments received	(219,641)	—
Increase in expected cash flows, net	—	(10,773)
Provision for credit losses	(1,017)	—
Balance, December 31, 2014	276,792	(106,856)
Addition from the Square 1 acquisition	16,455	(2,852)
Accretion	31,857	31,857
Payments received	(148,436)	—
Increase in expected cash flows, net	—	(7,785)
Negative provision for credit losses	2,800	—
Balance, December 31, 2015	179,468	(85,636)
Accretion	51,907	51,907
Payments received	(131,705)	—
Increase in expected cash flows, net	—	(22,215)
Provision for credit losses	(4,729)	—
Balance, December 31, 2016	$94,941	$(55,944)
The following table presents the credit risk rating categories for PCI loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	December 31, 2016			December 31, 2015
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage	$19,445	$73,330	$92,775	$43,554	$125,125	$168,679
Real estate construction and land	1,023	1,385	2,408	1,230	1,423	2,653
Commercial	10,943	2,049	12,992	17,391	23	17,414
Consumer	249	—	249	299	—	299
Total PCI loans	$31,660	$76,764	$108,424	$62,474	$126,571	$189,045
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8.  FORECLOSED ASSETS
The following table summarizes foreclosed assets at the dates indicated:

	December 31,
Property Type:	2016	2015
	(In thousands)
Construction and land development	$11,224	$13,801
Multi‑family	652	—
Single family residence	—	952
Commercial real estate	—	487
Total other real estate owned, net	11,876	15,240
Other foreclosed assets	1,100	6,880
Total foreclosed assets, net	$12,976	$22,120
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the years indicated:

	Year Ended December 31,
Foreclosed Assets:	2016	2015	2014
	(In thousands)
Balance, beginning of year	$22,120	$43,721	$55,891
Addition due to acquisitions	—	—	6,382
Foreclosures	781	13,472	9,806
Provision for losses	(2,576)	(5,228)	(7,307)
Reductions related to sales	(7,349)	(29,845)	(21,051)
Balance, end of year	$12,976	$22,120	$43,721
The following table presents the changes in the foreclosed assets valuation allowance for the years indicated:

	Year Ended December 31,
Foreclosed Assets Valuation Allowance:	2016	2015	2014
	(In thousands)
Balance, beginning of year	$10,246	$12,123	$11,314
Provision for losses	2,576	5,228	7,307
Reductions related to sales	(126)	(7,105)	(6,498)
Balance, end of year	$12,696	$10,246	$12,123

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9.  PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Land	$5,505	$5,505
Buildings	14,929	14,564
Furniture, fixtures and equipment	38,806	36,234
Leasehold improvements	38,967	37,773
Premises and equipment, gross	98,207	94,076
Less: accumulated depreciation and amortization	(59,613)	(54,879)
Premises and equipment, net	$38,594	$39,197
Depreciation and amortization expense was $8.2 million, $8.1 million, and $8.4 million for the years ended December 31, 2016, 2015, and 2014.
We have obligations under a number of noncancelable operating leases for premises and equipment. The following table presents future minimum rental payments under noncancelable operating leases as of the date indicated:

December 31, 2016
(In thousands)
Estimated Lease Payments for Year Ending December 31,
2017	$29,300
2018	28,663
2019	25,136
2020	22,152
2021	18,557
2022 and thereafter	37,443
Total	$161,251
Total gross rental expense for the years ended December 31, 2016, 2015, and 2014, was $30.0 million, $26.2 million, and $23.8 million. Most of the leases provide that the Company pays maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly rental payments.
Total rental income for the years ended December 31, 2016, 2015, and 2014, was approximately $500,000, $487,000, and $589,000. The future minimum rental payments to be received under noncancelable subleases are $24.5 million through September 2025.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10. DEPOSITS
The following table presents the components of interest‑bearing deposits as of the dates indicated:

	December 31,
Deposit Category:	2016	2015
	(In thousands)
Interest checking deposits	$1,462,305	$886,886
Money market deposits	4,865,961	3,712,690
Savings deposits	711,039	742,795
Time deposits under $100,000	1,018,849	1,656,227
Time deposits $100,000 and over	1,153,441	2,496,129
Total interest-bearing deposits	$9,211,595	$9,494,727
Brokered time deposits totaled $405.5 million and $272.5 million at December 31, 2016 and 2015. Brokered non-maturity deposits totaled $1.2 billion and $942.3 million at December 31, 2016 and 2015, and substantially all of these amounts are included with money market deposits in the table above. At December 31, 2016 and 2015, we had $769 million and $858 million of time deposits that exceed the FDIC insurance limit of $250,000 while the remaining $1.4 billion and $3.3 billion met or fell below the FDIC insurance limit.
The following table summarizes the maturities of time deposits as of the date indicated:

	December 31, 2016
	Time	Time
	Deposits	Deposits	Total
	Under	$100,000	Time	Contractual
Year of Maturity:	$100,000	or More	Deposits	Rate
	(Dollars in thousands)
2017	$927,447	$1,047,465	$1,974,912	0.38%
2018	65,567	74,581	140,148	0.69%
2019	14,716	19,071	33,787	0.60%
2020	3,049	2,446	5,495	0.79%
2021	8,042	9,878	17,920	0.75%
2022	28	—	28	0.72%
Total	$1,018,849	$1,153,441	$2,172,290	0.41%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	December 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$812	6.41%	$3,914	5.49%
FHLB secured advances	735,000	0.59%	618,000	0.27%
FHLB unsecured overnight advance	130,000	0.55%	—	—%
American Financial Exchange ("AFX") borrowings	40,000	0.81%	—	—%
Total borrowings	$905,812		$621,914
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of December 31, 2016, this debt had a weighted average remaining maturity of 1.9 years.
The Bank has established secured and unsecured lines of credit. The Bank may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, or other financial institutions.
FHLB Secured Lines of Credit. The Bank had secured financing capacity with the FHLB as of December 31, 2016 of $2.0 billion, collateralized by a blanket lien on $2.9 billion of certain qualifying loans not pledged to the FRBSF. As of December 31, 2016, the balance outstanding was $735.0 million, which consisted of a $435.0 million overnight advance and a $300.0 million one-month advance with a January 23, 2017 maturity date. As of December 31, 2015, the entire outstanding balance of $618.0 million was an overnight advance.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of December 31, 2016, the Bank had secured borrowing capacity of $2.2 billion collateralized by liens covering $3.0 billion of certain qualifying loans. As of December 31, 2016 and 2015, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $130.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which $130.0 million was outstanding at December 31, 2016. As of December 31, 2015, there was no balance outstanding.
Federal Funds Arrangements with Commercial Banks. As of December 31, 2016, the Bank had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of December 31, 2016 and December 31, 2015, there were no balances outstanding. In March 2016, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2016, the balance outstanding was $40.0 million, which consisted of a $26.0 million overnight advance and $14.0 million in one-month advances with a January 20, 2017 maturity date.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	December 31, 2016		December 31, 2015
					Date	Maturity	Rate Index
Series:	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	4.09%	$10,310	3.63%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	4.01%	10,310	3.39%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	3.95%	5,155	3.35%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	3.64%	61,856	3.07%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	2.65%	20,619	2.20%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	2.56%	16,495	2.11%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	2.51%	10,310	2.06%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	2.91%	82,475	2.46%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	2.84%	128,866	2.27%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	2.84%	51,545	2.27%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	2.84%	51,550	2.27%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	27,185	1.74%	28,007	1.98%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.84%	16,470	2.27%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	2.84%	6,650	2.27%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	2.84%	39,177	2.27%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	538,973		539,795
Unamortized discount (2)	(98,229)		(103,795)
Net subordinated debentures	$440,744		$436,000
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.

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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Loan commitments to extend credit	$4,166,703	$3,580,655
Standby letters of credit	211,398	210,292
Commitments to purchase equipment being acquired for lease to others	—	6,663
	$4,378,101	$3,797,610
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. Most guarantees expire within one year from the date of issuance. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have pledged cash or investment securities as collateral with us under these arrangements.
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in a few small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of December 31, 2016 and 2015, we had commitments to contribute capital to these entities totaling $26.6 million and $19.2 million. We also had commitments to contribute up to an additional $2.8 million to private equity funds at December 31, 2016 and 2015. In addition, at December 31, 2016 we had a commitment to purchase approximately $12.6 million of loans, which commitment terminates in June 2017. The amount purchased will be based, in part, on the amount of portfolio paydowns which occur during the commitment period.
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
Kinde Durkee Investigation
The United States Attorney's Office for the Eastern District of California is conducting an investigation relating to the handling by First California Bank ("FCB") of its banking relationship with Kinde Durkee. Ms. Durkee, who had maintained certain of her accounts with FCB, was convicted in 2012 of embezzling funds from certain California politicians, among others. FCB, a wholly-owned subsidiary of FCAL, was acquired by PacWest Bancorp and merged into Pacific Western Bank in May 2013. We understand that the investigation is focused on whether any civil or criminal laws were violated by FCB or its employees. Pacific Western is cooperating with the investigation.

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
The following tables present information on the assets measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	December 31, 2016
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$502,443	$—	$502,443	$—
Agency CMOs	146,289	—	146,289	—
Private label CMOs	125,469	—	68,567	56,902
Municipal securities	1,456,459	—	1,456,459	—
Agency commercial MBS	547,692	—	547,692	—
Corporate debt securities	47,509	—	47,509	—
Collateralized loan obligations	156,887	—	156,887	—
SBA securities	178,845	—	178,845	—
Asset-backed and other securities	62,237	2,080	51,784	8,373
Total securities available-for-sale	3,223,830	2,080	3,156,475	65,275
Derivative assets	694	—	694	—
Equity warrants	5,497	—	—	5,497
Total recurring assets	$3,230,021	$2,080	$3,157,169	$70,772
Derivative liabilities	$3,285	$—	$3,285	$—

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
During the year ended December 31, 2016, there were no transfers of assets either between Level 1 and Level 2, and there was a $0.8 million transfer of assets from Level 3 to Level 1 of the fair value hierarchy for the assets measured on a recurring basis. During the year ended December 31, 2015, we added the following Level 3 assets measured at fair value on a recurring basis from the Square 1 acquisition: non-rated private placement private label CMOs, non-rated private placement asset-backed securities, and equity warrants with fair values of $51.5 million, $18.2 million, and $4.9 million at December 31, 2015.
The following table presents information about the quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of December 31, 2016:

	Private Label CMOs		Asset-Backed Securities
		Weighted		Weighted
	Range of	Average	Range of	Average
	Inputs	Input	Inputs	Input
Unobservable Inputs:
Voluntary annual prepayment speeds	0.1% - 29.3%	11.7%	5% - 40%	15.1%
Annual default rates	0.1% - 15.4%	1.7%	1% - 5%	3.4%
Loss severity rates	0.1% - 96.5%	33.7%	10% - 91%	52.3%
Discount rates	0.9% - 24.0%	3.7%	2.2% - 8.5%	3.0%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents information about the quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of December 31, 2016:

Equity Warrants
Weighted
Average
Input
Unobservable Inputs:
Volatility	17.9%
Risk-free interest rate	1.6%
Remaining life assumption (in years)	3.8
The following table summarizes activity for our Level 3 private label CMOs measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Private Label CMOs:	2016	2015	2014
	(In thousands)
Balance, beginning of year	$81,241	$33,947	$37,904
Total included in earnings	1,636	1,104	1,627
Total unrealized loss in comprehensive income	(1,648)	(1,388)	(344)
Net settlements	(24,327)	(3,881)	(5,240)
Addition from the Square 1 acquisition	—	51,459	—
Balance, end of year	$56,902	$81,241	$33,947
The following table summarizes activity for our Level 3 asset-backed securities measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Asset-Backed Securities:	2016	2015
	(In thousands)
Balance, beginning of year	$18,200	$—
Total included in earnings	96	—
Total unrealized gain in comprehensive income	94	—
Net settlements	(10,017)	—
Addition from the Square 1 acquisition	—	18,200
Balance, end of year	$8,373	$18,200

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes activity for our Level 3 equity warrants measured at fair value on a recurring basis for the year ended December 31, 2016 and the period from the October 6, 2015 Square 1 acquisition date to December 31, 2015:

	Year Ended	Period Ended
Equity Warrants:	December 31, 2016	December 31, 2015
		(In thousands)
Balance, beginning of year or acquisition date	$4,914	$5,552
Total included in earnings	1,402	530
Sales	(1,894)	(1,529)
Issuances	1,911	363
Transfers to securities available-for-sale	(836)	(2)
Balance, end of year	$5,497	$4,914
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	December 31, 2016
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$149,749	$—	$1,661	$148,088
OREO	11,224	—	11,224	—
Investments carried at cost	242	—	—	242
Total non-recurring	$161,215	$—	$12,885	$148,330

	Fair Value Measurement as of
	December 31, 2015
Measured on a Non‑Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$40,817	$—	$9,367	$31,450
OREO	14,101	—	14,101	—
Investments carried at cost	107	—	—	107
Total non-recurring	$55,025	$—	$23,468	$31,557
The following table presents losses recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
Loss on Assets Measured on a Non‑Recurring Basis:	2016	2015	2014
	(In thousands)
Impaired Non‑PCI loans	$43,240	$16,097	$7,006
Other real estate owned	2,576	4,726	6,737
Investments carried at cost	10	17	141
Total net loss	$45,826	$20,840	$13,884

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2016:

		Valuation	Unobservable		Weighted
Asset:	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired Non-PCI loans	$65,436	Discounted cash flows	Discount rates	0% - 8.75%	6.74%
	73,569	Third party appraisals	Discounts	9.00% - 22.00%	17.20%
	9,083	Third party appraisals	No discounts
Investments carried at cost	242	Market and income approach	Illiquidity discount	75%	75%
Total non-recurring Level 3	$148,330
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2016
	Carrying or
	Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$337,965	$337,965	$337,965	$—	$—
Interest‑earning deposits in financial institutions	81,705	81,705	81,705	—	—
Securities available‑for‑sale	3,223,830	3,223,830	2,080	3,156,475	65,275
Investment in FHLB stock	21,870	21,870	—	21,870	—
Investments carried at cost	1,416	3,843	—	—	3,843
Loans and leases, net	15,298,716	15,494,808	—	1,661	15,493,147
Derivative assets	694	694	—	694	—
Equity warrants	5,497	5,497	—	—	5,497

Financial Liabilities:
Deposits:
Demand, interest checking, money market, and
savings deposits	13,698,321	13,698,321	—	13,698,321	—
Time deposits	2,172,290	2,166,187	—	2,166,187	—
Borrowings	905,812	905,838	591,000	314,838	—
Subordinated debentures	440,744	424,507	—	424,507	—
Derivative liabilities	3,285	3,285	—	3,285	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Securities available‑for‑sale. Securities available‑for‑sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available‑for‑sale securities are reported as a component of “Accumulated other comprehensive income” in the consolidated balance sheets. See Note 6. Investment Securities for further information on unrealized gains and losses on securities available‑for‑sale.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our non-rated private label CMOs, non-rated private label asset-backed securities, and equity warrants (collectively, “the Level 3 Securities”) were categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for our Level 3 Securities among independent third party pricing services, and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity relating to our Level 3 Securities to be a significant unobservable input. Our fair value estimate was based on either 1) prices provided to us by a nationally recognized pricing service which we also use to determine the fair value of the majority of our securities portfolio, or 2) pricing estimates we obtained from brokers. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated loss severity factors, and discount rates, all of which are not directly observable in the market. Significant changes in default expectations, loss severity factors, or discount rates, which occur all together or in isolation, would result in different fair value measurements.
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
Impaired Non‑PCI loans. Nonaccrual loans and performing troubled debt restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non‑recurring basis. Nonaccrual Non‑PCI loans with an unpaid principal balance over $250,000 and all performing troubled debt restructured loans are reviewed individually for the amount of impairment, if any. Nonaccrual Non‑PCI loans with an unpaid principal balance less than $250,000 are not individually assessed for impairment but are instead reserved for under our general reserve component.
To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2016.
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
The impaired Non‑PCI loan balances shown above as measured on a non-recurring basis represent those nonaccrual and restructured loans for which impairment was recognized during the year ended December 31, 2016. The amounts shown as net losses include the impairment recognized during the year ended December 31, 2016, for the loan balances shown.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
OREO. The fair value of OREO is generally based on the lower of estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the year ended December 31, 2016.
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
Borrowings. Borrowings include overnight FHLB advances and other fixed‑rate term borrowings. Borrowings are carried at amortized cost. The fair value of overnight FHLB advances is equal to the carrying value and considered Level 1. The fair value of fixed‑rate borrowings is calculated by discounting scheduled cash flows through the maturity dates or call dates, if applicable, using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics and are considered Level 2.
Subordinated debentures. Subordinated debentures are carried at amortized cost. The fair value of subordinated debentures with variable rates is determined using a market discount rate on the expected cash flows and are considered Level 2.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Equity Warrants. Equity warrants with net settlement terms are received in connection with extending loan commitments to certain of our customers. We estimate the fair value of equity warrants using a Black-Scholes option pricing model to approximate fair market value. For warrants of private companies, the model estimates market value for each warrant based on the most recent equity offering at the time of issuance, the warrant's exercise price, the warrant's expected life, a risk-free interest rate based on a duration-matched U.S. Treasury rate and volatility factors derived from the iShares Russell Microcap index (IWC). For warrants of publicly-traded companies, the model estimates market value for each warrant based on the share price as of the evaluation date, the warrant's exercise price, the warrant's expected life, a risk-free interest rate based on a duration-matched U.S. Treasury rate and uses a company-specific volatility factor. We typically classify our equity warrant derivatives in Level 3 of the fair value hierarchy.
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2016, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 14. INCOME TAXES
The following table presents the components of income tax expense for the years indicated:

	December 31,
	2016	2015	2014
	(In thousands)
Current Income Tax Expense:
Federal	$(101,530)	$(11,950)	$(14,611)
State	(52,551)	(28,167)	(10,823)
Total current income tax expense	(154,081)	(40,117)	(25,434)
Deferred Income Tax (Expense) Benefit:
Federal	(55,857)	(128,436)	(70,662)
State	4,168	(11,964)	(19,795)
Total deferred income tax (expense) benefit	(51,689)	(140,400)	(90,457)
Total income tax expense	$(205,770)	$(180,517)	$(115,891)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rate of 35% to earnings or loss before income taxes for the years indicated:

	December 31,
	2016	2015	2014
	(In thousands)
Computed expected income tax expense at federal statutory rate	$(195,278)	$(168,047)	$(98,575)
State tax expense, net of federal tax benefit	(32,896)	(29,009)	(15,689)
Tax‑exempt interest benefit	13,992	8,274	4,472
Increase in cash surrender value of life insurance	1,544	884	739
Tax credits	1,439	2,441	3,567
Nondeductible employee compensation	(1,257)	(1,005)	(6,792)
Nondeductible acquisition‑related expense	—	(876)	(2,994)
Change in unrecognized tax benefits	2,268	5,529	(157)
Valuation allowance change	8,689	2,917	3,520
Other, net	(4,271)	(1,625)	(3,982)
Recorded income tax expense	$(205,770)	$(180,517)	$(115,891)
We have net operating loss carryforwards for state income tax purposes and federal tax credit carryforwards that can be utilized to offset future taxable income. Upon a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code (“the Code”), our ability to utilize our net operating loss forwards and other tax attributes after the ownership change generally could be limited. The annual limit would generally equal the product of the applicable long term tax exempt rate and the value of the relevant entity’s capital stock immediately before the ownership change.
We acquired Square 1 on October 6, 2015. As merger consideration, we issued approximately 18.1 million shares of common stock to the Square 1 stockholders. The issuance of these shares caused us to experience an ownership change under Section 382 of the Code. Consequently, the utilization of our net operating loss carryforwards, tax credits, and other tax attributes are subject to an annual limitation. While an annual limitation on the ability to utilize tax attributes resulted from the Square 1 transaction, our ability to utilize these tax attributes over time is not expected to be any less than that prior to the Square 1 transaction.
At December 31, 2016, we had no federal net operating loss carryforwards. We had available at December 31, 2016, approximately $1.1 billion of unused state net operating loss carryforwards that may be applied against future taxable income. The state net operating loss carryforwards will expire in varying amounts beginning in 2017 through 2036.
As of December 31, 2016, for federal tax purposes, we had capital loss carryforwards of $31.8 million. If not used, these carryforwards will fully expire in 2018.
As of December 31, 2016, for federal tax purposes, we had foreign tax credit carryforwards of $16.5 million. The foreign tax credit carryforwards are available to offset future federal taxable income. If not used, these carryforwards will begin to expire in 2017 and fully expire in 2021.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$81,380	$97,385
Interest on nonaccrual loans	7,485	5,100
Deferred compensation	3,148	4,027
Premises and equipment, principally due to differences in depreciation	7,395	5,867
Foreclosed assets valuation allowance	5,546	6,479
Assets acquired in FDIC‑assisted acquisitions	—	2,319
State tax benefit	7,187	6,101
Net operating losses	57,416	125,678
Capital loss carryforwards	17,740	35,597
Accrued liabilities	43,366	40,733
Unrealized loss from FDIC‑assisted acquisitions	7,207	—
Tax mark-to-market	11,793	—
Equity investments	15,195	16,712
Goodwill	29,996	37,423
Tax credits	16,493	35,874
Gross deferred tax assets	311,347	419,295
Valuation allowance	(100,920)	(121,138)
Deferred tax assets, net of valuation allowance	210,427	298,157
Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	12,792	19,122
Deferred loan fees and costs	13,389	16,283
Unrealized gain on securities available‑for‑sale	4,118	19,224
FHLB stock	1,098	1,067
Subordinated debentures	37,499	39,242
Operating leases	41,785	40,029
Unrealized income from FDIC‑assisted acquisitions	—	7,543
Tax mark-to-market	—	17,087
Other	5,634	12,171
Gross deferred tax liabilities	116,315	171,768
Total net deferred tax asset	$94,112	$126,389
Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.
The Company had net income taxes payable of $7.4 million at December 31, 2016 and net income taxes receivable of $6.2 million at December 31, 2015.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015, the Company had a valuation allowance of $100.9 million and $121.1 million against acquired DTA. Periodic reviews of the carrying amount of DTA are made to determine if a valuation allowance is necessary. A valuation allowance is required, based on available evidence, when it is more likely than not that all or a portion of a DTA will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. All available evidence, both positive and negative, that may affect the realizability of the DTA is identified and considered in determining the appropriate amount of the valuation allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
The net reduction in the total valuation allowance during 2016 was $20.2 million. Of this amount, $8.7 million impacted the effective tax rate. The remaining $11.5 million principally consisted of adjustments to deferred tax assets for tax attributes that expired in 2016. These deferred tax assets had been subjected to a full valuation allowance because the Company had previously determined that they were more likely than not to not be utilized.  As a result, the expiration of the tax attributes supporting the $11.5 million of deferred tax assets had no impact on the Company’s effective tax rate for the year ended December 31, 2016.
The following table summarizes the activity related to the Company's unrecognized tax benefits for the years indicated:

	Year Ended December 31,
Unrecognized Tax Benefits:	2016	2015
	(In thousands)
Balance, beginning of year	$15,155	$20,501
Increase based on tax positions related to prior years	17,099	6,839
Reductions for tax positions related to prior years	(1,901)	(4,789)
Reductions related to settlements	(19,833)	(6,640)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(535)	(756)
Balance, end of year	$9,985	$15,155
As of December 31, 2016 and 2015, our unrecognized tax benefits that, if recognized, would affect the effective tax rate were $1.1 million and $4.3 million. Due to the potential for the resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by as much as $0.8 million.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2016, we reduced our accrual for interest expense and penalties and recognized $0.6 million in income related to these items. For the year ended December 31, 2015, we reduced our accrual for interest expense and penalties and recognized $2.4 million in income related to these items. For the year ended December 31, 2014, we accrued and recognized $0.2 million in interest expense and penalties. We had $0.3 million and $0.9 million accrued for the payment of interest and penalties as of December 31, 2016 and 2015.
We file federal and state income tax returns with the Internal Revenue Service ("IRS") and various state and local jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2009 through 2015. We are currently under examination by the IRS for tax years 2009 through 2012 and certain state jurisdictions for tax years 2009 through 2014.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15.  EARNINGS PER SHARE
The following table presents the computation of basic and diluted net earnings per share for the years indicated:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings from continuing operations	$352,166	$299,619	$170,468
Less: earnings allocated to unvested restricted stock(1)	(3,988)	(2,892)	(1,959)
Net earnings from continuing operations allocated to common shares	348,178	296,727	168,509
Net loss from discontinued operations allocated to common shares	—	—	(1,545)
Net earnings allocated to common shares	$348,178	$296,727	$166,964

Weighted-average basic shares and unvested restricted stock outstanding	121,670	107,401	87,871
Less: weighted-average unvested restricted stock outstanding	(1,431)	(1,074)	(1,018)
Weighted-average basic shares outstanding	120,239	106,327	86,853

Basic earnings per share:
Net earnings from continuing operations	$2.90	$2.79	$1.94
Net loss from discontinued operations	—	—	(0.02)
Net earnings	$2.90	$2.79	$1.92

Diluted Earnings Per Share:
Net earnings from continuing operations allocated to common shares	$348,178	$296,727	$168,509
Net loss from discontinued operations allocated to common shares	—	—	(1,545)
Net earnings allocated to common shares	$348,178	$296,727	$166,964

Weighted-average basic shares outstanding	120,239	106,327	86,853

Diluted earnings per share:
Net earnings from continuing operations	$2.90	$2.79	$1.94
Net loss from discontinued operations	—	—	(0.02)
Net earnings	$2.90	$2.79	$1.92
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16.  STOCK-BASED COMPENSATION
The Company’s 2003 Stock Incentive Plan as amended and restated, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of December 31, 2016, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. As of December 31, 2016, there were 12,314,325 shares available for grant under the 2003 Plan.
Restricted Stock
Restricted stock amortization totaled $22.7 million, $15.0 million and $9.8 million (excluding accelerated vesting of restricted stock of $26.1 million in 2014) for the years ended December 31, 2016, 2015 and 2014. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings. The income tax benefit recognized in the consolidated statements of earnings related to this expense was $8.4 million, $5.6 million, and $3.9 million for the years ended December 31, 2016, 2015 and 2014. The amount of unrecognized compensation expense related to all unvested TRSAs and PRSUs as of December 31, 2016 totaled $45.4 million. Such expense is expected to be recognized over a weighted average period of 1.6 years.
The following table presents a summary of restricted stock transactions during the year ended December 31, 2016:

	TRSAs		PRSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	(Per Share)	Units	(Per Unit)
Unvested restricted stock, December 31, 2015	1,211,951	$42.59	—	$—
Granted	687,076	$36.05	153,715	$27.32
Shares vesting	(382,702)	$41.59	—	$—
Forfeited	(40,193)	$41.72	—	$—
Unvested restricted stock, December 31, 2016	1,476,132	$39.83	153,715	$27.32
Time-Based Restricted Stock Awards
At December 31, 2016, there were 1,476,132 shares of unvested TRSAs outstanding. The TRSAs generally vest over a service period of three to four years from the date of the grant or immediately upon death of an employee. For awards granted before December 11, 2014, time-based restricted common stock also vests immediately upon a change in control of the Company, as defined in the 2003 Plan. Grants issued on or after December 11, 2014, are subject to "double-trigger" vesting, meaning that, in the event of a change in control of the Company, as defined in the 2003 Plan, and in the event an employee's employment is terminated by the Company without Cause or by the employee for Good Reason, as defined in the 2003 Plan, within 24 months after the change in control, such awards will vest. In April 2014, upon closing of the CapitalSource Inc. merger, 1,013,377 of awarded shares of TRSAs vested due to the triggering of the change of control provision contained within the 2003 Plan. We recorded a $26.1 million charge to earnings for the vesting of such shares. Such amount is included in acquisition, integration and reorganization costs on the accompanying consolidated statements of earnings in 2014. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
The weighted average grant date fair value per share of TRSAs granted during 2016, 2015 and 2014 were $36.05, $46.18, and $40.37. The vesting date fair value of TRSAs that vested during 2016, 2015 and 2014 were $14.4 million, $14.7 million and $53.4 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Performance-Based Restricted Stock Units
At December 31, 2016, there were 153,715 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding under the 2003 Plan until they vest. PRSUs are granted and initially expensed based on a target number. The number of awards that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. In the case where the performance target for the PRSU’s is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that will ultimately vest.
The weighted average grant date fair value per share of PRSUs granted during 2016 was $27.32. There were no grants of PRSUs in 2015 and 2014. There were no PRSUs that vested during 2016, 2015 and 2014.
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
Expense related to 401(k) employer matching contributions was $3.7 million, $2.8 million and $1.9 million for the years ended December 31, 2016, 2015, and 2014.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18. STOCKHOLDERS' EQUITY
Common Stock Repurchased
The Company's common stock repurchased consisted of: (1) restricted stock surrendered as treasury shares and (2) stock purchased under the Company's Stock Repurchase Program and retired.
Treasury Shares
As a Delaware corporation, the Company records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. During the years ended December 31, 2016, 2015, and 2014, the Company purchased 141,358 treasury shares at a weighted average price of $37.59 per share, 180,822 treasury shares at a weighted average price of $46.46 per share, and 493,890 treasury shares at a weighted average price of $45.16 per share.
Stock Repurchase Program
On October 17, 2016, PacWest’s Board of Directors authorized the Stock Repurchase Program, pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. The common stock repurchases may be effected through open market purchases or in privately negotiated transactions, and may utilize any derivative or similar instrument to effect share repurchase transactions (including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, floor transactions or other similar transactions or any combination of the foregoing transactions). The Stock Repurchase Program expires on December 31, 2017. The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. All shares repurchased under the Stock Repurchase Program were retired upon settlement. During the year ended December 31, 2016, the Company purchased 652,835 shares for $27.9 million at a weighted average price of $42.78 per share. At December 31, 2016, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $372.1 million.
Dividend Reinvestment
We paid dividends on deferred shares until April 2015. The shares were deferred under a CapitalSource plan which was terminated, but due to 409A restrictions the shares remained deferred for a period of one year after termination.  Dividends paid on deferred shares were used to purchase our common stock.  During the year ended December 31, 2015, we paid dividends of approximately $58,000 on deferred shares, which was used to purchase an additional 1,300 shares of our common stock. During the year ended December 31, 2014, we paid approximately $115,000 on deferred shares, which was used to purchase an additional 2,583 shares of our common stock.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 19. DIVIDEND AVAILABILITY AND REGULATORY MATTERS
Holders of Company common stock may receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in DGCL and certain covenants contained in our subordinated debentures and borrowing agreements. Notification to the FRB is also required prior to our declaring and paying dividends during any period in which our quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements. Should the FRB object to payment of dividends, we would not be able to make the payment until approval is received or we no longer need to provide notice under applicable regulations.
It is possible, depending upon the financial condition of the Bank, and other factors, that the FRB, the FDIC, or the DBO, could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by California state-chartered banks such as Pacific Western are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. A state-chartered bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2016, PacWest received $259 million in dividends from the Bank. Since the Bank had an accumulated deficit of $520.0 million at December 31, 2016, for the foreseeable future, dividends from the Bank to PacWest will continue to require DBO and FDIC approval.
PacWest, as a bank holding company, is subject to regulation by the FRB under the BHCA. The FDICIA required that the federal regulatory agencies adopt regulations defining capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off‑balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2016, such disallowed amounts were $2.1 million for the Company and $0.2 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.50%, and a minimum leverage ratio of 5.0%. As of December 31, 2016, the most recent notification date to the regulatory agencies, the Company and the Bank are each “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Bank’s categories.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Management believes, as of December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions. The most significant provisions of Basel III which applied to the Company and the Bank were the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans, and the capital treatment of deferred tax assets and liabilities above certain thresholds.
Beginning January 1, 2016, Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2016, the Company and Bank were in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5%, and 10.5%.
The following table presents actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Well Capitalized
			Minimum		Excess
	Actual		Requirement		Capital
	Amount	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)
December 31, 2016
Tier I leverage
PacWest Bancorp Consolidated	2,286,203	11.91%	959,477	5.00%	1,326,726
Pacific Western Bank	2,184,097	11.40%	957,630	5.00%	1,226,467
Common equity Tier I capital
PacWest Bancorp Consolidated	2,286,203	12.31%	1,206,960	6.50%	1,079,243
Pacific Western Bank	2,184,097	11.78%	1,205,541	6.50%	978,556
Tier I capital
PacWest Bancorp Consolidated	2,286,203	12.31%	1,485,490	8.00%	800,713
Pacific Western Bank	2,184,097	11.78%	1,483,742	8.00%	700,355
Total capital
PacWest Bancorp Consolidated	2,889,163	15.56%	1,856,862	10.00%	1,032,301
Pacific Western Bank	2,358,829	12.72%	1,854,678	10.00%	504,151

December 31, 2015
Tier I leverage
PacWest Bancorp Consolidated	2,164,152	11.67%	927,359	5.00%	1,236,793
Pacific Western Bank	2,057,546	11.40%	902,204	5.00%	1,155,342
Common equity Tier I capital
PacWest Bancorp Consolidated	2,159,741	12.58%	1,116,069	6.50%	1,043,672
Pacific Western Bank	2,057,546	12.03%	1,111,913	6.50%	945,633
Tier I capital
PacWest Bancorp Consolidated	2,164,152	12.60%	1,373,623	8.00%	790,529
Pacific Western Bank	2,057,546	12.03%	1,368,508	8.00%	689,038
Total capital
PacWest Bancorp Consolidated	2,687,377	15.65%	1,717,029	10.00%	970,348
Pacific Western Bank	2,189,388	12.80%	1,710,635	10.00%	478,753

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities that we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $440.7 million at December 31, 2016. At December 31, 2016, none of the trust preferred securities was included in the Company's Tier I capital under the phase-out limitations of Basel III, and $428.2 million was included in Tier II capital.
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
NOTE 20. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
The following tables present the parent company only condensed balance sheets and the related condensed statements of earnings and condensed statements of cash flows as of and for the years indicated:

Parent Company Only	December 31,
Condensed Balance Sheets:	2016	2015
	(In thousands)
Assets:
Cash and due from banks	$494,765	$416,970
Investments in subsidiaries	4,053,711	3,980,537
Other assets	67,074	153,991
Total assets	$4,615,550	$4,551,498
Liabilities:
Subordinated debentures	$134,360	$133,812
Other liabilities	2,135	19,995
Total liabilities	136,495	153,807
Stockholders’ equity	4,479,055	4,397,691
Total liabilities and stockholders’ equity	$4,615,550	$4,551,498

Parent Company Only	December 31,
Condensed Statements of Earnings:	2016	2015	2014
	(In thousands)
Miscellaneous income	$2,146	$1,458	$122
Dividends from Bank subsidiary	259,000	214,000	137,000
Total income	261,146	215,458	137,122
Interest expense	4,816	4,279	4,211
Operating expenses	7,732	6,983	8,105
Total expenses	12,548	11,262	12,316
Earnings before income taxes and equity in undistributed earnings of subsidiaries	248,598	204,196	124,806
Income tax benefit	2,612	4,225	5,164
Earnings before equity in undistributed earnings of subsidiaries	251,210	208,421	129,970
Equity in undistributed earnings of subsidiaries	100,956	91,198	38,935
Net earnings	$352,166	$299,619	$168,905

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Parent Company Only	December 31,
Condensed Statements of Cash Flows:	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net earnings	$352,166	$299,619	$168,905
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in other assets	96,668	145,709	25,515
Change in liabilities	(17,311)	9,115	310
Gain on sale of securities, net	(405)	—	—
Tax effect in stockholders’ equity of restricted stock vesting	4,406	841	4,625
Earned stock compensation	23,319	14,994	41,099
Equity in undistributed earnings of subsidiaries	(100,956)	(91,198)	(38,935)
Net cash provided by operating activities	357,887	379,080	201,519

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	995	—	—
Net cash and cash equivalents acquired in acquisition	—	3,021	226,960
Net cash provided by investing activities	995	3,021	226,960

Cash flows from financing activities:
Tax effect in stockholders’ equity of restricted stock vesting	(4,406)	(841)	(4,625)
Common stock repurchased and restricted stock surrendered	(33,244)	(8,400)	(22,307)
Increase in note receivable	—	(50,000)	—
Cash dividends paid, net	(243,437)	(215,110)	(114,162)
Net cash used in financing activities	(281,087)	(274,351)	(141,094)
Net increase in cash and cash equivalents	77,795	107,750	287,385
Cash and cash equivalents, beginning of year	416,970	309,220	21,835
Cash and cash equivalents, end of year	$494,765	$416,970	$309,220

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$—	$797,433	$2,594,070

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
	(Dollars in thousands, except per share data)
Interest income	$261,773	$247,855	$247,054	$259,230
Interest expense	(13,468)	(13,220)	(13,297)	(14,636)
Net interest income	248,305	234,635	233,757	244,594
Provision for credit losses	(23,215)	(8,471)	(13,903)	(20,140)
FDIC loss sharing expense, net	—	—	(6,502)	(2,415)
Gain on sale of securities	515	382	478	8,110
Other noninterest income	28,380	26,538	28,145	28,844
Total noninterest income	28,895	26,920	22,121	34,539
Foreclosed assets (expense) income, net	(2,693)	248	3	561
Acquisition, integration and reorganization costs	—	—	—	(200)
Other noninterest expense	(115,929)	(110,958)	(110,084)	(111,049)
Total noninterest expense	(118,622)	(110,710)	(110,081)	(110,688)
Earnings before income taxes	135,363	142,374	131,894	148,305
Income tax expense	(49,716)	(48,479)	(49,726)	(57,849)
Net earnings	$85,647	$93,895	$82,168	$90,456

Basic and diluted earnings per share	$0.71	$0.77	$0.68	$0.74

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
	(Dollars in thousands, except per share data)
Interest income	$243,497	$207,672	$218,455	$214,314
Interest expense	(14,298)	(15,152)	(15,903)	(15,239)
Net interest income	229,199	192,520	202,552	199,075
Provision for credit losses	(13,772)	(8,746)	(6,529)	(16,434)
FDIC loss sharing expense, net	(4,291)	(4,449)	(5,107)	(4,399)
Gain (loss) on sale of securities	—	655	(186)	3,275
Other noninterest income	32,349	19,552	24,916	21,995
Total noninterest income	28,058	15,758	19,623	20,871
Foreclosed assets income (expense), net	3,185	(4,521)	2,340	(336)
Acquisition, integration and reorganization costs	(17,600)	(747)	(900)	(2,000)
Other noninterest expense	(107,849)	(84,871)	(86,716)	(82,024)
Total noninterest expense	(122,264)	(90,139)	(85,276)	(84,360)
Earnings before income taxes	121,221	109,393	130,370	119,152
Income tax expense	(49,380)	(39,777)	(45,287)	(46,073)
Net earnings	$71,841	$69,616	$85,083	$73,079

Basic and diluted earnings per share	$0.60	$0.68	$0.83	$0.71

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 22. SUBSEQUENT EVENTS
On February 1, 2017, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on February 28, 2017 to stockholders of record at the close of business on February 21, 2017.
We have evaluated events that have occurred subsequent to December 31, 2016 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2016 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. See "Management's Report on Internal Control Over Financial Reporting" set forth in Part II, Item 8 for additional information regarding management's evaluation.
(c) Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Available Information.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
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

4.2	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
10.1*	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, dated May 16, 2016 (Exhibit 10.1 to Form 8-K filed on May 18, 2016 and incorporated herein by this reference).
10.2*
Executive Severance Pay Plan, as amended and restated effective December 15, 2008, applicable to the executive officers of PacWest Bancorp and certain senior officers of PacWest Bancorp and its subsidiaries (Exhibit 10.2 to Form 10‑K filed on March 2, 2009 and incorporated herein by this reference).

10.3*	Amendment to Executive Severance Pay Plan, dated December 11, 2014 (Exhibit 10.1 to Form 8‑K filed on December 16, 2014 and incorporated herein by this reference).
10.4*
2007 Executive Incentive Plan, as amended and restated, dated February 11, 2015 (pages A‑1 to A‑5 of the Company’s Definitive Proxy Statement filed on April 1, 2015 and incorporated herein by this reference).

10.5*	Indemnification Agreement, as amended, applicable to the directors and executive officers of the Company (Exhibit 10.24 to Form 10‑K filed on March 12, 2004 and incorporated herein by this reference).
10.6*
Form of Stock Award Agreement and Grant Notice pursuant to the Company’s 2003 Stock Incentive Plan, as amended and restated (Exhibit 10.5 to Form 10‑K filed on March 2, 2009 and incorporated herein by this reference).

10.7*
PacWest Bancorp Clawback Policy, dated as of December 11, 2014, applicable to the executive officers of PacWest Bancorp and certain senior officers of PacWest Bancorp and its subsidiaries (Exhibit 10.3 to Form 8-K filed on December 16, 2014 and incorporated herein by this reference).

10.8*
Purchase and Assumption Agreement, dated as of August 20, 2010, between Federal Deposit Insurance Corporation and Pacific Western Bank (Exhibit 2.1 to Form 8‑K filed on August 26, 2010 and incorporated herein by this reference)

10.9*
Form of Stock Award Agreement pursuant to the Company’s 2003 Stock Incentive Plan, as amended and restated (Exhibit 10.2 to Form 10-Q filed on November 7, 2016 and incorporated herein by this reference).

10.10*
Form of Stock Unit Award Agreement pursuant to the Company’s 2003 Stock Incentive Plan, as amended and restated (Exhibit 10.2 to Form 10-Q filed on November 7, 2016 and incorporated herein by this reference).

10.11*	Separation Agreement by and between PacWest Bancorp and Lynn M. Hopkins, dated as of November 17, 2016 (Filed herewith).
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
101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

_________________________
*    Management contract or compensatory plan or arrangement.

(b)	Exhibits
The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

(c)	Excluded Financial Statements
Not Applicable
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP
Dated:	February 28, 2017	By:	/s/ Matthew P. Wagner Matthew P. Wagner (Chief Executive Officer)
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

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	February 28, 2017

/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017

/s/ PATRICK J. RUSNAK Patrick J. Rusnak	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017

/s/ TANYA M. ACKER Tanya M. Acker	Director	February 28, 2017

/s/ PAUL R. BURKE Paul R. Burke	Director	February 28, 2017

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	February 28, 2017

/s/ BARRY C. FITZPARTICK Barry C. Fitzpatrick	Director	February 28, 2017

/s/ ANDREW B. FREMDER Andrew B. Fremder	Director	February 28, 2017

/s/ C. WILLIAM HOSLER C. William Hosler	Director	February 28, 2017

/s/ SUSAN E. LESTER Susan E. Lester	Director	February 28, 2017

/s/ ROGER H. MOLVAR Roger H. Molvar	Director	February 28, 2017

/s/ JAMES J. PIECZYNSKI James J. Pieczynski	Director	February 28, 2017

/s/ DANIEL B. PLATT Daniel B. Platt	Director	February 28, 2017

/s/ ROBERT A. STINE Robert A. Stine	Director	February 28, 2017