Form 10-Q
period 2017-03-31
PACWEST BANCORP
filed 2017-05-10
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

☐ Emerging growth company

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of April 26, 2017, there were 119,870,416 shares of the registrant's common stock outstanding, excluding 1,537,717 shares of unvested restricted stock.

PACWEST BANCORP

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ALM	Asset Liability Management	FRBSF	Federal Reserve Bank of San Francisco
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	MBS	Mortgage-Backed Securities
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013.	MVE	Market Value of Equity
BHCA	Bank Holding Company Act of 1956, as amended	NII	Net Interest Income
BOLI	Bank Owned Life Insurance	NIM	Net Interest Margin
CapitalSource Inc.	A company acquired on April 7, 2014	Non-PCI	Non-Purchased Credit Impaired
CapitalSource Division	A division of Pacific Western Bank, formed at the closing of the CapitalSource Inc. merger	OREO	Other Real Estate Owned
C&I	Commercial and Industrial	PWEF	Pacific Western Equipment Finance, a leasing unit sold March 31, 2016
CDI	Core Deposit Intangible Assets	PCI	Purchased Credit Impaired
CET1	Common Equity Tier 1	PRSUs	Performance-Based Restricted Stock Units
CMOs	Collateralized Mortgage Obligations	S1AM	Square 1 Asset Management, Inc.
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
DBO	California Department of Business Oversight	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Square 1	Square 1 Financial, Inc. (a company acquired on October 6, 2015)
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration, and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		Square 1 Bank Division	A division of Pacific Western Bank formed at the closing of the Square 1 acquisition
FASB	Financial Accounting Standards Board	Tax Equivalent Net Interest Income	Net interest income adjusted for tax-equivalent adjustments related to tax-exempt income on municipal securities
FCAL	First California Financial Group, Inc. (a company acquired on May 31, 2013)	Tax Equivalent NIM	NIM adjusted for tax-equivalent adjustments related to tax-exempt income on municipal securities
FDIC	Federal Deposit Insurance Corporation	TDRs	Troubled Debt Restructurings
FHLB	Federal Home Loan Bank of San Francisco	TRSAs	Time-Based Restricted Stock Awards
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$184,608	$337,965
Interest-earning deposits in financial institutions	111,892	81,705
Total cash and cash equivalents	296,500	419,670
Securities available-for-sale, at fair value	3,336,992	3,223,830
Federal Home Loan Bank stock, at cost	17,901	21,870
Total investment securities	3,354,893	3,245,700
Gross loans and leases	15,622,871	15,520,537
Deferred fees, net	(66,182)	(64,583)
Allowance for loan and lease losses	(161,307)	(157,238)
Total loans and leases, net	15,395,382	15,298,716
Equipment leased to others under operating leases	224,580	229,905
Premises and equipment, net	28,908	38,594
Foreclosed assets, net	12,842	12,976
Deferred tax asset, net	88,765	94,112
Goodwill	2,173,949	2,173,949
Core deposit and customer relationship intangibles, net	33,302	36,366
Other assets	318,133	319,779
Total assets	$21,927,254	$21,869,767

LIABILITIES:
Noninterest-bearing deposits	$6,789,808	$6,659,016
Interest-bearing deposits	9,541,200	9,211,595
Total deposits	16,331,008	15,870,611
Borrowings	460,609	905,812
Subordinated debentures	442,516	440,744
Accrued interest payable and other liabilities	185,015	173,545
Total liabilities	17,419,148	17,390,712

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2017 and
December 31, 2016, 122,968,677 and 122,803,029 shares issued, respectively, including
1,537,717 and 1,476,132 shares of unvested restricted stock, respectively)	1,230	1,228
Additional paid-in capital	4,108,478	4,162,132
Retained earnings	444,321	366,073
Treasury stock, at cost (1,560,544 and 1,519,360 shares at March 31, 2017 and December 31, 2016)	(58,641)	(56,360)
Accumulated other comprehensive income, net	12,718	5,982
Total stockholders' equity	4,508,106	4,479,055
Total liabilities and stockholders' equity	$21,927,254	$21,869,767

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$224,178	$238,223	$236,375
Investment securities	23,039	23,403	22,547
Deposits in financial institutions	192	147	308
Total interest income	247,409	261,773	259,230
Interest expense:
Deposits	8,377	7,369	9,073
Borrowings	1,018	631	581
Subordinated debentures	5,562	5,468	4,982
Total interest expense	14,957	13,468	14,636
Net interest income	232,452	248,305	244,594
Provision for credit losses	24,728	23,215	20,140
Net interest income after provision for credit losses	207,724	225,090	224,454
Noninterest income:
Service charges on deposit accounts	3,758	3,557	3,856
Other commissions and fees	10,390	12,036	11,489
Leased equipment income	9,475	8,614	8,244
Gain on sale of loans and leases	712	119	245
Gain (loss) on sale of securities	(99)	515	8,110
FDIC loss sharing expense, net	—	—	(2,415)
Other income	10,878	4,054	5,010
Total noninterest income	35,114	28,895	34,539
Noninterest expense:
Compensation	64,880	66,013	61,065
Occupancy	11,608	12,076	12,632
Data processing	7,015	6,574	5,904
Other professional services	3,378	4,880	3,572
Insurance and assessments	4,791	4,124	4,965
Intangible asset amortization	3,064	3,176	4,746
Leased equipment depreciation	5,625	5,291	5,024
Foreclosed assets expense (income), net	143	2,693	(561)
Acquisition, integration and reorganization costs	500	—	200
Other expense	15,540	13,795	13,141
Total noninterest expense	116,544	118,622	110,688
Earnings before income taxes	126,294	135,363	148,305
Income tax expense	(47,626)	(49,716)	(57,849)
Net earnings	$78,668	$85,647	$90,456

Earnings per share:
Basic	$0.65	$0.71	$0.74
Diluted	$0.65	$0.71	$0.74
Dividends declared per share	$0.50	$0.50	$0.50

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
	(Unaudited)
	(In thousands)
Net earnings	$78,668	$85,647	$90,456
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	11,184	(111,045)	43,093
Income tax (expense) benefit related to net unrealized
holding gains (losses) arising during the period	(4,507)	45,259	(17,655)
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	6,677	(65,786)	25,438
Reclassification adjustment for net (gains) losses
included in net earnings (1)	99	(515)	(8,110)
Income tax expense (benefit) related to reclassification
adjustment	(40)	210	3,323
Reclassification adjustment for net (gains) losses
included in net earnings, net of tax	59	(305)	(4,787)
Other comprehensive income (loss), net of tax	6,736	(66,091)	20,651
Comprehensive income	$85,404	$19,556	$111,107
___________________________________

(1)	Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2017
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2016	121,283,669	$1,228	$4,162,132	$366,073	$(56,360)	$5,982	$4,479,055
Cumulative effect of change in
accounting principle (1)	—	—	711	(420)	—	—	291
Net earnings	—	—	—	78,668	—	—	78,668
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	6,736	6,736
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	165,648	2	6,468	—	—	—	6,470
Restricted stock surrendered	(41,184)	—	—	—	(2,281)	—	(2,281)
Cash dividends paid	—	—	(60,833)	—	—	—	(60,833)
Balance, March 31, 2017	121,408,133	$1,230	$4,108,478	$444,321	$(58,641)	$12,718	$4,508,106
________________________

(1)	Impact due to adoption on January 1, 2017 of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$78,668	$90,456
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,496	8,219
Amortization of net premiums on securities available-for-sale	10,601	9,523
Amortization of intangible assets	3,064	4,746
Provision for credit losses	24,728	20,140
Gain on sale of foreclosed assets	—	(504)
Gain on sale of loans and leases	(712)	(245)
Gain on sale of premises and equipment	(560)	(6)
Loss (gain) on sale of securities	99	(8,110)
Gain on BOLI death benefit	(471)	(542)
Unrealized loss (gain) on derivatives and foreign currencies, net	202	(250)
Earned stock compensation	6,470	5,046
Loss on sale of PWEF leasing unit	—	720
Tax effect included in stockholders' equity of restricted stock vesting	—	(3,795)
Decrease in accrued and deferred income taxes, net	1,091	24,726
Decrease in other assets	661	5,756
Decrease (increase) in accrued interest payable and other liabilities	10,852	(23,722)
Net cash provided by operating activities	143,189	132,158

Cash flows from investing activities:
Net increase in loans and leases	(157,244)	(170,465)
Proceeds from sales of loans and leases	37,173	26,903
Proceeds from maturities and paydowns of securities available-for-sale	92,612	61,626
Proceeds from sales of securities available-for-sale	42,996	343,031
Purchases of securities available-for-sale	(248,187)	(52,236)
Net redemptions of Federal Home Loan Bank stock	3,969	2,460
Proceeds from sales of foreclosed assets	212	4,443
Purchases of premises and equipment, net	(1,944)	(2,896)
Proceeds from sales of premises and equipment	10,290	6
Proceeds from sale of leasing unit	—	138,809
Proceeds from BOLI death benefit	1,192	1,853
Net decrease (increase) of equipment leased to others under operating leases	114	(12,300)
Net cash (used in) provided by investing activities	(218,817)	341,234

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	131,170	(31,310)
Net increase (decrease) in interest-bearing deposits	329,605	(193,315)
Net decrease in borrowings	(445,203)	(68,483)
Common stock repurchased and restricted stock surrendered	(2,281)	(141)
Tax effect included in stockholders' equity of restricted stock vesting	—	3,795
Cash dividends paid	(60,833)	(60,906)
Net cash used in financing activities	(47,542)	(350,360)
Net (decrease) increase in cash and cash equivalents	(123,170)	123,032
Cash and cash equivalents, beginning of period	419,670	396,486
Cash and cash equivalents, end of period	$296,500	$519,518

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,352	$15,080
Cash paid for income taxes	2,834	15,773
Loans transferred to foreclosed assets	78	129

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  ORGANIZATION
PacWest Bancorp, a Delaware corporation, is a bank holding company registered under the BHCA, with our corporate headquarters located in Beverly Hills, California. Our principal business is to serve as the holding company for our wholly-owned subsidiary, Pacific Western Bank. References to "Pacific Western" or the "Bank" refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to "we," "us," or the "Company" refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to "PacWest" or to the "holding company," we are referring to PacWest Bancorp, the parent company, on a stand-alone basis.
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank divisions. Our CapitalSource Division provides cash flow, asset-based, equipment, and real estate loans and treasury management services to established middle market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
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
We have completed 28 acquisitions from May 1, 2000 through March 31, 2017. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 12. Subsequent Events, for information regarding the announcement of the CU Bancorp merger.
Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission ("Form 10-K").
Accounting Standard Adopted in 2017
Effective January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Accounting." ASU 2016-09 changed aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The recognition of excess tax benefits and tax deficiencies in the income statement was adopted prospectively. An income tax benefit of $1.1 million was recognized during the three months ended March 31, 2017 as a result of the adoption of ASU 2016-09. We expect the requirements of ASU 2016-09 to result in fluctuations in our effective tax rate from period to period based upon the timing of share-based award vestings.
In connection with the adoption of ASU 2016-09, we elected to recognize forfeitures on stock-based compensation awards when they occur, instead of estimating forfeitures at the grant date of the awards and throughout the vesting period. The modified retrospective application of this change in accounting principle resulted in a cumulative adjustment charge to retained earnings of $420,000, net of income taxes. We elected to present the classification of excess tax benefits on the statement of cash flows using a prospective transition method and the prior period has not been adjusted.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Basis of Presentation
Our interim condensed consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all significant intercompany accounts and transactions have been eliminated and adjustments, consisting solely of normal recurring accruals and considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.
Use of Estimates
We have made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of intangible assets, the realization of deferred tax assets, and the fair value estimates of assets acquired and liabilities assumed in acquisitions. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. Regarding time deposits disclosures, we previously presented the categories as: (1) under $100,000, and (2) $100,000 or more, but now are using the current FDIC insurance limit of $250,000 and presenting the categories as: (1) $250,000 and under, and (2) over $250,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the condensed consolidated statements of earnings.
Our other intangible assets with definite lives include CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI as of March 31, 2017 is 5.2 years. The aggregate CDI and CRI amortization expense is expected to be $11.5 million for 2017. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $8.8 million for 2018, $6.7 million for 2019, $4.7 million for 2020, $3.0 million for 2021, and $1.7 million for 2022.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$64,187	$73,702	$95,524
Fully amortized portion	—	(9,515)	—
Reduction due to sale of PWEF leasing unit	—	—	(1,700)
Balance, end of period	64,187	64,187	93,824
Accumulated Amortization:
Balance, beginning of period	(27,821)	(34,160)	(42,304)
Amortization	(3,064)	(3,176)	(4,746)
Fully amortized portion	—	9,515	—
Reduction due to sale of PWEF leasing unit	—	—	1,363
Balance, end of period	(30,885)	(27,821)	(45,687)
Net CDI and CRI, end of period	$33,302	$36,366	$48,137

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	March 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$471,851	$6,088	$(3,383)	$474,556	$499,185	$6,222	$(2,964)	$502,443
Agency CMOs	137,720	1,661	(449)	138,932	145,258	1,528	(497)	146,289
Private label CMOs	147,818	3,461	(1,879)	149,400	122,707	4,199	(1,437)	125,469
Municipal securities	1,464,306	22,686	(3,711)	1,483,281	1,447,064	15,406	(6,011)	1,456,459
Agency commercial MBS	718,483	2,488	(8,900)	712,071	555,552	1,798	(9,658)	547,692
Corporate debt securities	17,000	1,211	—	18,211	47,100	680	(271)	47,509
Collateralized loan obligations	126,306	1,809	(142)	127,973	155,440	1,685	(238)	156,887
SBA securities	168,084	589	(339)	168,334	179,085	510	(750)	178,845
Asset-backed and other securities	63,966	460	(192)	64,234	62,264	358	(385)	62,237
Total	$3,315,534	$40,453	$(18,995)	$3,336,992	$3,213,655	$32,386	$(22,211)	$3,223,830
As of March 31, 2017, securities available-for-sale with a fair value of $424.7 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the three months ended March 31, 2017, we sold $43.1 million of securities available-for-sale for a gross realized gain of $204,000 and a gross realized loss of $303,000. During the three months ended March 31, 2016, we sold $334.9 million of securities available-for-sale for a gross realized gain of $8.9 million and a gross realized loss of $0.8 million.
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, as of the dates indicated:

	March 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$139,928	$(1,802)	$113,812	$(1,581)	$253,740	$(3,383)
Agency CMOs	34,796	(312)	18,797	(137)	53,593	(449)
Private label CMOs	88,381	(1,548)	24,843	(331)	113,224	(1,879)
Municipal securities	334,546	(3,711)	—	—	334,546	(3,711)
Agency commercial MBS	380,604	(8,900)	—	—	380,604	(8,900)
Collateralized loan obligations	17,964	(24)	17,067	(118)	35,031	(142)
SBA securities	44,618	(103)	29,674	(236)	74,292	(339)
Asset-backed and other securities	15,972	(156)	6,957	(36)	22,929	(192)
Total	$1,056,809	$(16,556)	$211,150	$(2,439)	$1,267,959	$(18,995)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$149,281	$(1,691)	$122,902	$(1,273)	$272,183	$(2,964)
Agency CMOs	44,111	(416)	25,316	(81)	69,427	(497)
Private label CMOs	49,067	(906)	30,155	(531)	79,222	(1,437)
Municipal securities	644,424	(6,011)	—	—	644,424	(6,011)
Agency commercial MBS	349,550	(9,658)	—	—	349,550	(9,658)
Corporate debt securities	29,829	(271)	—	—	29,829	(271)
Collateralized loan obligations	12,450	(37)	39,231	(201)	51,681	(238)
SBA securities	69,293	(407)	39,024	(343)	108,317	(750)
Asset-backed and other securities	18,213	(309)	7,851	(76)	26,064	(385)
Total	$1,366,218	$(19,706)	$264,479	$(2,505)	$1,630,697	$(22,211)
We reviewed the securities that were in a loss position at March 31, 2017, and concluded their losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2017
	Amortized	Fair
Maturity	Cost	Value
	(In thousands)
Due in one year or less	$18,084	$18,221
Due after one year through five years	235,439	238,871
Due after five years through ten years	879,297	885,026
Due after ten years	2,182,714	2,194,874
Total securities available-for-sale	$3,315,534	$3,336,992
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
	(In thousands)
Taxable interest	$12,166	$11,849	$11,396
Non-taxable interest	10,381	10,323	10,726
Dividend income	492	1,231	425
Total interest income on investment securities	$23,039	$23,403	$22,547
NOTE 4.  LOANS AND LEASES
Our loan and lease portfolio includes originated and purchased loans and leases. Originated and purchased loans and leases for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that we would be able to collect all contractually required payments, are referred to collectively as Non-PCI loans. Generally, PCI loans are purchased loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and for which it was probable that collection of all contractually required payments was unlikely.
Non-PCI loans are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums on acquired non-impaired loans are recognized as an adjustment to interest income over the contractual life of the loans primarily using the effective interest method or taken into income when the related loans are paid off or included in the carrying amount of loans that are sold.
PCI loans are accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality." For PCI loans, at the time of acquisition we (i) calculate the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (ii) estimate the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The difference between the undiscounted cash flows expected to be collected and the estimated fair value of the acquired loans is the accretable yield. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loan portfolio; such amount is subject to change over time based on the performance of such loans. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.
The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	March 31, 2017			December 31, 2016
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,904,995	$88,918	$5,993,913	$5,635,675	$92,793	$5,728,468
Real estate construction and land	1,123,123	2,326	1,125,449	975,032	2,409	977,441
Commercial	8,115,953	4,863	8,120,816	8,426,236	12,994	8,439,230
Consumer	382,447	246	382,693	375,149	249	375,398
Total gross loans and leases	15,526,518	96,353	15,622,871	15,412,092	108,445	15,520,537
Deferred fees, net	(66,164)	(18)	(66,182)	(64,562)	(21)	(64,583)
Total loans and leases, net of deferred fees	15,460,354	96,335	15,556,689	15,347,530	108,424	15,455,954
Allowance for loan and lease losses	(149,826)	(11,481)	(161,307)	(143,755)	(13,483)	(157,238)
Total loans and leases, net	$15,310,528	$84,854	$15,395,382	$15,203,775	$94,941	$15,298,716

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non‑PCI Loans and Leases
The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2017
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$9,218	$3,975	$13,193	$4,365,745	$4,378,938
Residential	844	1,879	2,723	1,505,308	1,508,031
Total real estate mortgage	10,062	5,854	15,916	5,871,053	5,886,969
Real estate construction and land:
Commercial	—	—	—	666,185	666,185
Residential	—	362	362	441,689	442,051
Total real estate construction and land	—	362	362	1,107,874	1,108,236
Commercial:
Cash flow	598	2,915	3,513	3,129,896	3,133,409
Asset-based	500	204	704	2,390,379	2,391,083
Venture capital	14,381	257	14,638	1,920,311	1,934,949
Equipment finance	251	—	251	622,986	623,237
Total commercial	15,730	3,376	19,106	8,063,572	8,082,678
Consumer	77	—	77	382,394	382,471
Total Non-PCI loans and leases	$25,869	$9,592	$35,461	$15,424,893	$15,460,354

	December 31, 2016
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$8,590	$3,303	$11,893	$4,341,740	$4,353,633
Residential	5,694	1,999	7,693	1,256,630	1,264,323
Total real estate mortgage	14,284	5,302	19,586	5,598,370	5,617,956
Real estate construction and land:
Commercial	—	—	—	578,838	578,838
Residential	364	—	364	383,637	384,001
Total real estate construction and land	364	—	364	962,475	962,839
Commercial:
Cash flow	191	1,821	2,012	3,105,380	3,107,392
Asset-based	1,500	2	1,502	2,607,543	2,609,045
Venture capital	13,589	5,769	19,358	1,963,798	1,983,156
Equipment finance	1,417	3,051	4,468	687,499	691,967
Total commercial	16,697	10,643	27,340	8,364,220	8,391,560
Consumer	224	—	224	374,951	375,175
Total Non-PCI loans and leases	$31,569	$15,945	$47,514	$15,300,016	$15,347,530

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

It is our policy to discontinue accruing interest when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. Interest income on nonaccrual loans is recognized only to the extent cash is received and the principal balance of the loan is deemed collectable.
The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2017			December 31, 2016
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$66,216	$4,312,722	$4,378,938	$62,454	$4,291,179	$4,353,633
Residential	5,826	1,502,205	1,508,031	6,881	1,257,442	1,264,323
Total real estate mortgage	72,042	5,814,927	5,886,969	69,335	5,548,621	5,617,956
Real estate construction and land:
Commercial	—	666,185	666,185	—	578,838	578,838
Residential	362	441,689	442,051	364	383,637	384,001
Total real estate construction and land	362	1,107,874	1,108,236	364	962,475	962,839
Commercial:
Cash flow	53,611	3,079,798	3,133,409	53,908	3,053,484	3,107,392
Asset-based	1,165	2,389,918	2,391,083	2,118	2,606,927	2,609,045
Venture capital	15,289	1,919,660	1,934,949	11,687	1,971,469	1,983,156
Equipment finance	30,388	592,849	623,237	32,848	659,119	691,967
Total commercial	100,453	7,982,225	8,082,678	100,561	8,290,999	8,391,560
Consumer	173	382,298	382,471	339	374,836	375,175
Total Non-PCI loans and leases	$173,030	$15,287,324	$15,460,354	$170,599	$15,176,931	$15,347,530
At March 31, 2017, nonaccrual loans and leases totaled $173.0 million and included $9.6 million of loans and leases 90 or more days past due, $4.0 million of loans and leases 30 to 89 days past due, and $159.4 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $170.6 million at December 31, 2016, including $15.9 million of the loans and leases 90 or more days past due, $3.0 million of loans and leases 30 to 89 days past due, and $151.7 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.

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

	March 31, 2017			December 31, 2016
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Commercial	$100,202	$4,278,736	$4,378,938	$99,641	$4,253,992	$4,353,633
Residential	9,680	1,498,351	1,508,031	17,540	1,246,783	1,264,323
Total real estate mortgage	109,882	5,777,087	5,886,969	117,181	5,500,775	5,617,956
Real estate construction and land:
Commercial	403	665,782	666,185	409	578,429	578,838
Residential	362	441,689	442,051	364	383,637	384,001
Total real estate construction and land	765	1,107,471	1,108,236	773	962,066	962,839
Commercial:
Cash flow	175,511	2,957,898	3,133,409	177,661	2,929,731	3,107,392
Asset-based	32,285	2,358,798	2,391,083	28,112	2,580,933	2,609,045
Venture capital	75,222	1,859,727	1,934,949	52,646	1,930,510	1,983,156
Equipment finance	30,388	592,849	623,237	32,848	659,119	691,967
Total commercial	313,406	7,769,272	8,082,678	291,267	8,100,293	8,391,560
Consumer	346	382,125	382,471	424	374,751	375,175
Total Non-PCI loans and leases	$424,399	$15,035,955	$15,460,354	$409,645	$14,937,885	$15,347,530
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
Non‑PCI nonaccrual loans and leases and performing troubled debt restructured loans are considered impaired for reporting purposes. Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions, and debt forgiveness, or a combination thereof. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	March 31, 2017			December 31, 2016
		Performing	Total		Performing	Total
	Nonaccrual	Troubled	Impaired	Nonaccrual	Troubled	Impaired
	Loans	Debt	Loans	Loans	Debt	Loans
	and	Restructured	and	and	Restructured	and
	Leases	Loans	Leases	Leases	Loans	Leases
	(In thousands)
Real estate mortgage	$72,042	$47,119	$119,161	$69,335	$54,750	$124,085
Real estate construction and land	362	6,321	6,683	364	6,893	7,257
Commercial	100,453	2,920	103,373	100,561	3,157	103,718
Consumer	173	141	314	339	152	491
Total	$173,030	$56,501	$229,531	$170,599	$64,952	$235,551

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class as of and for the dates indicated:

	March 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$14,350	$15,257	$633	$63,325	$65,031	$6,266
Residential	3,502	3,570	437	8,424	8,612	585
Real estate construction and land:
Residential	—	—	—	213	213	—
Commercial:
Cash flow	50,690	65,605	8,901	51,272	52,910	12,474
Asset-based	1,430	1,423	144	4,395	4,861	2,144
Venture capital	12,206	12,254	3,222	5,821	5,880	3,294
Equipment finance	—	—	—	1,524	4,636	—
Consumer	187	191	90	270	280	170
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$96,032	$105,317		$44,557	$51,402
Residential	5,277	6,408		7,779	8,940
Real estate construction and land:
Commercial	6,111	6,111		6,680	6,680
Residential	572	576		364	366
Commercial:
Cash flow	2,925	5,718		2,852	5,939
Asset-based	2,651	3,782		664	1,652
Venture capital	3,083	9,907		5,866	8,939
Equipment finance	30,388	51,682		31,324	53,319
Consumer	127	198		221	292
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$119,161	$130,552	$1,070	$124,085	$133,985	$6,851
Real estate construction and land	6,683	6,687	—	7,257	7,259	—
Commercial	103,373	150,371	12,267	103,718	138,136	17,912
Consumer	314	389	90	491	572	170
Total	$229,531	$287,999	$13,427	$235,551	$279,952	$24,933

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2017		2016
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$14,350	$206	$19,471	$243
Residential	3,501	12	4,198	24
Real estate construction and land:
Residential	—	—	743	4
Commercial:
Cash flow	43,172	—	20,823	12
Asset-based	1,162	15	3,696	27
Venture capital	4,693	—	—	—
Equipment finance	—	—	49,322	—
Consumer	187	—	341	3
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$92,753	$560	$54,132	$217
Residential	5,216	15	5,405	14
Real estate construction and land:
Commercial	6,111	67	7,202	62
Residential	572	2	—	—
Commercial:
Cash flow	2,821	5	2,683	1
Asset-based	2,279	25	1,181	15
Venture capital	2,429	—	—	—
Equipment finance	30,388	—	—	—
Consumer	127	2	797	—
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$115,820	$793	$83,206	$498
Real estate construction and land	6,683	69	7,945	66
Commercial	86,944	45	77,705	55
Consumer	314	2	1,138	3
Total	$209,761	$909	$169,994	$622
_________________________

(1)	For Non-PCI loans and leases reported as impaired at March 31, 2017 and 2016, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents new troubled debt restructurings of Non-PCI loans for the periods indicated:

	Three Months Ended March 31,
	2017			2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	1	$64	$—	4	$3,140	$3,140
Residential	2	42	42	1	165	165
Commercial:
Cash flow	2	106	106	4	257	257
Asset-based	2	613	613	2	629	629
Venture capital	3	13,065	13,065	—	—	—
Equipment finance	—	—	—	2	2,660	2,660
Consumer	1	97	97	1	60	60
Total	11	$13,987	$13,923	14	$6,911	$6,911
The following table presents troubled debt restructurings that subsequently defaulted for the periods indicated:

	Three Months Ended March 31,
	2017			2016
Troubled Debt Restructurings	Number	Recorded		Number	Recorded
That Subsequently Defaulted	of Loans	Investment(1)		of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—		1	$230
Consumer	1	28		—	—
Total	1	$28	(2)	1	$230	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the 12-month period ended March 31, 2017, the population of defaulted restructured loans includes only those loans restructured after March 31, 2016. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at March 31, 2017, and there were no charge-offs.

(3)	Represents the balance at March 31, 2016, and there were no charge-offs.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases by portfolio segment and PCI loans for the periods indicated:

	Three Months Ended March 31, 2017
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$37,765	$10,045	$93,853	$2,092	$143,755	$13,483	$157,238
Charge-offs	(1,544)	—	(19,285)	(99)	(20,928)	(2,230)	(23,158)
Recoveries	230	8	2,448	53	2,739	—	2,739
Provision (negative provision)	(1,083)	423	25,118	(198)	24,260	228	24,488
Balance, end of period	$35,368	$10,476	$102,134	$1,848	$149,826	$11,481	$161,307

Ending Allowance by
Impairment Methodology:
Individually evaluated for
impairment	$1,070	$—	$12,267	$90	$13,427
Collectively evaluated for
impairment	$34,298	$10,476	$89,867	$1,758	$136,399
Acquired loans with
deteriorated credit quality						$11,481

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for
impairment	$118,275	$6,683	$103,221	$281	$228,460
Collectively evaluated for
impairment	5,768,694	1,101,553	7,979,457	382,190	15,231,894
Acquired loans with
deteriorated credit quality						$96,335
Ending balance	$5,886,969	$1,108,236	$8,082,678	$382,471	$15,460,354	$96,335	$15,556,689

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$36,654	$7,137	$61,082	$661	$105,534	$9,577	$115,111
Charge-offs	(737)	—	(4,045)	(591)	(5,373)	(163)	(5,536)
Recoveries	999	152	314	16	1,481	—	1,481
Provision (negative provision)	(7,817)	(413)	26,606	789	19,165	140	19,305
Balance, end of period	$29,099	$6,876	$83,957	$875	$120,807	$9,554	$130,361

Ending Allowance by
Impairment Methodology:
Individually evaluated for
impairment	$1,954	$21	$27,902	$163	$30,040
Collectively evaluated for
impairment	$27,145	$6,855	$56,055	$712	$90,767
Acquired loans with
deteriorated credit quality						$9,554

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for
impairment	$90,830	$7,945	$96,614	$1,102	$196,491
Collectively evaluated for
impairment	5,539,467	567,528	7,893,955	109,520	14,110,470
Acquired loans with
deteriorated credit quality						$176,556
Ending balance	$5,630,297	$575,473	$7,990,569	$110,622	$14,306,961	$176,556	$14,483,517

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	March 31,	December 31,
Property Type	2017	2016
	(In thousands)
Construction and land development	$11,224	$11,224
Multi‑family	601	652
Commercial real estate	78	—
Total other real estate owned, net	11,903	11,876
Other foreclosed assets	939	1,100
Total foreclosed assets, net	$12,842	$12,976
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2016	$12,976
Foreclosures	78
Reductions related to sales	(212)
Balance, March 31, 2017	$12,842
NOTE 6. BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$609	6.58%	$812	6.41%
FHLB secured advances	290,000	0.80%	735,000	0.59%
FHLB unsecured overnight advance	130,000	0.81%	130,000	0.55%
American Financial Exchange borrowings	40,000	1.05%	40,000	0.81%
Total borrowings	$460,609		$905,812
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of March 31, 2017, this debt had a weighted average remaining maturity of 2.0 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of March 31, 2017 of $2.7 billion, collateralized by a blanket lien on $3.9 billion of certain qualifying loans not pledged to the FRBSF. As of March 31, 2017, the balance outstanding was a $290.0 million overnight advance. As of December 31, 2016, the balance outstanding was $735.0 million, which consisted of a $435.0 million overnight advance and a $300.0 million one-month advance with a January 23, 2017 maturity date.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2017, the Bank had secured borrowing capacity of $2.2 billion collateralized by liens covering $3.0 billion of certain qualifying loans. As of March 31, 2017 and December 31, 2016, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $130.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which $130.0 million was outstanding at March 31, 2017. At December 31, 2016, the balance outstanding was $130.0 million.
Federal Funds Arrangements with Commercial Banks. As of March 31, 2017, the Bank had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2017 and December 31, 2016, there were no balances outstanding. The Bank is a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2017, the balance outstanding was $40.0 million, which consisted of a $36.0 million overnight borrowing and a total of $4.0 million in two separate one-month borrowings, comprised of $2.0 million with an April 17, 2017 maturity date and another $2.0 million with an April 28, 2017 maturity date. At December 31, 2016, the balance outstanding was $40.0 million, which consisted of a $26.0 million overnight borrowing and a $14.0 million one-month borrowing with an January 20, 2017 maturity date.
Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	March 31, 2017		December 31, 2016		Date	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	4.25%	$10,310	4.09%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	4.18%	10,310	4.01%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	4.10%	5,155	3.95%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	3.79%	61,856	3.64%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	2.82%	20,619	2.65%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	2.73%	16,495	2.56%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	2.68%	10,310	2.51%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	3.08%	82,475	2.91%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	2.99%	128,866	2.84%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	2.99%	51,545	2.84%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	2.99%	51,550	2.84%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	27,572	1.72%	27,185	1.74%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.99%	16,470	2.84%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	2.99%	6,650	2.84%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	2.99%	39,177	2.84%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	539,360		538,973
Unamortized discount (2)	(96,844)		(98,229)
Net subordinated debentures	$442,516		$440,744
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on subordinated debentures assumed in acquisitions.
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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	March 31,	December 31,
	2017	2016
	(In thousands)
Loan commitments to extend credit	$4,497,373	$4,166,703
Standby letters of credit	221,718	211,398
	$4,719,091	$4,378,101
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
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of March 31, 2017 and December 31, 2016, we had commitments to contribute capital to these entities totaling $31.7 million and $26.6 million. We also had commitments to contribute up to an additional $2.4 million and $2.8 million to private equity funds at March 31, 2017 and December 31, 2016. In addition, at March 31, 2017, we had a commitment to purchase approximately $6.8 million of loans that terminates in June 2017. The amount purchased will be based, in part, on the amount of portfolio paydowns which occur during the commitment period.
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

We use fair value to measure certain assets and liabilities on a recurring basis, primarily securities available‑for‑sale and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, CDI, and other long‑lived assets.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	March 31, 2017
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$474,556	$—	$474,556	$—
Agency CMOs	138,932	—	138,932	—
Private label CMOs	149,400	—	104,119	45,281
Municipal securities	1,483,281	—	1,483,281	—
Agency commercial MBS	712,071	—	712,071	—
Corporate debt securities	18,211	—	18,211	—
Collateralized loan obligations	127,973	—	127,973	—
SBA securities	168,334	—	168,334	—
Asset-backed and other securities	64,234	1,960	54,398	7,876
Total securities available-for-sale	3,336,992	1,960	3,281,875	53,157
Derivative assets	427	—	427	—
Equity warrants	5,368	—	—	5,368
Total recurring assets	$3,342,787	$1,960	$3,282,302	$58,525
Derivative liabilities	$3,295	$—	$3,295	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2016
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$502,443	$—	$502,443	$—
Agency CMOs	146,289	—	146,289	—
Private label CMOs	125,469	—	68,567	56,902
Municipal securities	1,456,459	—	1,456,459	—
Agency commercial MBS	547,692	—	547,692	—
Corporate debt securities	47,509	—	47,509	—
Collateralized loan obligations	156,887	—	156,887	—
SBA securities	178,845	—	178,845	—
Asset-backed and other securities	62,237	2,080	51,784	8,373
Total securities available-for-sale	3,223,830	2,080	3,156,475	65,275
Derivative assets	694	—	694	—
Equity warrants	5,497	—	—	5,497
Total recurring assets	$3,230,021	$2,080	$3,157,169	$70,772
Derivative liabilities	$3,285	$—	$3,285	$—
During the three months ended March 31, 2017, there were no transfers of assets between Level 1 and Level 2, and no transfers in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	March 31, 2017
	Private Label CMOs		Asset-Backed Securities (1)
		Weighted		Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input	of Inputs	Input
Voluntary annual prepayment speeds	2.4% - 32.6%	8.8%	5% - 5%	5.0%
Annual default rates	0% - 14.5%	2.3%	1% - 1%	1.0%
Loss severity rates	0% - 92.9%	41.0%	15% - 15%	15.0%
Discount rates	0% - 10.3%	4.4%	3.5% - 3.5%	3.5%
_________________________________

(1)	There was only one asset-backed security at March 31, 2017.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

March 31, 2017
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	17.8%
Risk-free interest rate	1.7%
Remaining life assumption (in years)	3.8
The following table summarizes activity for our Level 3 private label CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed	Equity
	Label CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2016	$56,902	$8,373	$5,497
Total included in earnings	1,063	25	155
Total included in other comprehensive income	(534)	(42)	—
Sales	(4,732)	—	(518)
Issuances	—	—	234
Net settlements	(7,418)	(480)	—
Balance, March 31, 2017	$45,281	$7,876	$5,368
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	March 31, 2017
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$73,047	$—	$—	$73,047

	Fair Value Measurement as of
	December 31, 2016
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$149,749	$—	$1,661	$148,088
OREO	11,224	—	11,224	—
Investments carried at cost	242	—	—	242
Total non-recurring	$161,215	$—	$12,885	$148,330

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended
Losses on Assets	March 31,
Measured on a Non‑Recurring Basis	2017	2016
	(In thousands)
Impaired Non‑PCI loans	$13,617	$12,909
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	March 31, 2017
		Valuation	Unobservable		Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired Non-PCI loans	$65,114	Discounted cash flows	Discount rates	0% - 8.75%	6.60%
	7,933	Third party appraisals	No discounts
Total non-recurring Level 3	$73,047
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2017
	Carrying or
	Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$184,608	$184,608	$184,608	$—	$—
Interest‑earning deposits in financial institutions	111,892	111,892	111,892	—	—
Securities available‑for‑sale	3,336,992	3,336,992	1,960	3,281,875	53,157
Investment in FHLB stock	17,901	17,901	—	17,901	—
Investments carried at cost	1,175	12,412	—	—	12,412
Loans and leases, net	15,395,382	15,526,920	—	—	15,526,920
Derivative assets	427	427	—	427	—
Equity warrants	5,368	5,368	—	—	5,368

Financial Liabilities:
Deposits:
Demand, money market, interest checking,
and savings deposits	13,923,143	13,923,143	—	13,923,143	—
Time deposits	2,407,865	2,399,793	—	2,399,793	—
Borrowings	460,609	460,627	456,000	4,627	—
Subordinated debentures	442,516	425,914	—	425,914	—
Derivative liabilities	3,295	3,295	—	3,295	—

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
Demand, money market, interest checking,
and savings deposits	13,698,321	13,698,321	—	13,698,321	—
Time deposits	2,172,290	2,166,187	—	2,166,187	—
Borrowings	905,812	905,838	591,000	314,838	—
Subordinated debentures	440,744	424,507	—	424,507	—
Derivative liabilities	3,285	3,285	—	3,285	—
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825), see Note 1. Nature of Operations and Summary of Significant Accounting Policies, and Note 13. Fair Value Measurements, to the Consolidated Financial Statements of the Company's 2016 Annual Report on Form 10-K.
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2017, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9. EARNINGS PER SHARE
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$78,668	$85,647	$90,456
Less: Earnings allocated to unvested restricted stock(1)	(999)	(1,004)	(1,067)
Net earnings allocated to common shares	$77,669	$84,643	$89,389

Weighted-average basic shares and unvested restricted
stock outstanding	121,346	121,464	121,598
Less: Weighted-average unvested restricted stock
outstanding	(1,503)	(1,450)	(1,392)
Weighted-average basic shares outstanding	119,843	120,014	120,206

Basic earnings per share	$0.65	$0.71	$0.74

Diluted Earnings Per Share:
Net earnings allocated to common shares	$77,669	$84,643	$89,389

Weighted-average basic shares outstanding	119,843	120,014	120,206

Diluted earnings per share	$0.65	$0.71	$0.74
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
NOTE 10. STOCK-BASED COMPENSATION
The Company’s 2003 Stock Incentive Plan as amended and restated, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of March 31, 2017, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. As of March 31, 2017, there were 12,148,677 shares available for grant under the 2003 Plan.
Restricted Stock
Restricted stock amortization totaled $6.5 million, $6.1 million, and $5.0 million for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of March 31, 2017 totaled $52.8 million.
Time-Based Restricted Stock Awards
At March 31, 2017, there were 1,537,717 shares of unvested TRSAs outstanding. The TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Performance-Based Restricted Stock Units
At March 31, 2017, there were 239,025 units of unvested PRSUs outstanding. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding under the 2003 Plan until they vest. PRSUs are granted and initially expensed based on a target number. The number of awards that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. In the case where the performance target for the PRSU’s is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest.
NOTE 11.  RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017, while earlier application is permitted only for annual and interim periods beginning after December 31, 2016. The Company has completed the assessment phase of implementing this new standard. In the assessment phase, the Company determined which revenue streams are within the scope and those that are excluded from the scope of the new standard. Substantially all of the Company's revenues are excluded from the scope of the new standard. For the revenue streams determined to be within the scope of the new standard, the Company examined a sample of customer contracts to determine the appropriate accounting for those contracts under the new standard. The Company is currently evaluating the need for any accounting or operational changes related to implementing the requirements of the new standard. The Company will use the modified retrospective transition method and does not expect the provisions of ASU 2014-09 to have a material impact on its consolidated financial position or results of operations. The Company will adopt this standard effective January 1, 2018.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which significantly changes the way entities recognize impairment of many financial assets. Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the current expected credit loss (CECL) model, the new standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The Company is reviewing software options to assist in meeting the requirements of ASU-2016-13. The Company is developing an implementation plan and is planning to engage a third-party vendor and commence early-stage model development in 2017. ASU 2016-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial position or results of operations.
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
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which provides a new framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for annual periods in fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2019. The Company does not expect ASU 2017-01 to have a material impact on its financial condition or results of operations.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12. SUBSEQUENT EVENTS
CU Bancorp Merger Announcement
On April 6, 2017, PacWest announced the signing of a definitive agreement and plan of merger (the "Agreement") whereby PacWest will acquire CU Bancorp in a transaction valued at approximately $705 million.
CU Bancorp, headquartered in Los Angeles, California, is the parent of California United Bank, a California state-chartered non-member bank, with approximately $3.0 billion in assets and nine branches located in Los Angeles, Orange, Ventura, and San Bernardino counties at December 31, 2016. In connection with the transaction, California United Bank will be merged into Pacific Western Bank, the principal operating subsidiary of PacWest Bancorp.
The transaction, which was approved by the PacWest and CU Bancorp boards of directors, is expected to close in the fourth quarter of 2017 and is subject to customary closing conditions, including obtaining approval by CU Bancorp’s shareholders and bank regulatory authorities.
As of December 31, 2016, on a pro forma consolidated basis, the combined company would have approximately $25.0 billion in assets and 87 branches, prior to contemplated consolidations.
Under terms of the Agreement, CU Bancorp shareholders will receive 0.5308 shares of PacWest common stock and $12.00 in cash for each share of CU Bancorp. Based on PacWest’s April 5, 2017 closing price of $51.72, the total value of the merger consideration is $39.45 per CU Bancorp share.
Common Stock Dividends
On May 1, 2017, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on May 31, 2017 to stockholders of record at the close of business on May 22, 2017.
We have evaluated events that have occurred subsequent to March 31, 2017 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our pending acquisition of CU Bancorp, capital management, including reducing excess capital, intentions to expand the Bank’s lending business; net interest income, net interest margin, allowance for loan and lease losses, deposit growth, loan and lease portfolio growth and production, liquidity, profitability, goodwill and intangible assets, interest rate risk management, and effective tax rates. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•
our ability to complete future acquisitions, including the pending CU Bancorp acquisition, and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;

•	our ability to obtain regulatory approvals and meet other closing conditions to the pending CU Bancorp acquisition on the expected terms and schedule;

•	changes in our stock price before completion of the pending CU Bancorp acquisition, including as a result of the financial performance of the Company or CU Bancorp prior to closing;

•	the reaction to the pending CU Bancorp acquisition of the companies' customers, employees and counterparties;

•	our ability to compete effectively against other financial service providers in our markets;

•	the effect of the current low interest rate environment or impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolios;

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

•	changes in credit quality and the effect of credit quality on our provision for credit losses and allowance for loan and lease losses;

•	our ability to attract deposits and other sources of funding or liquidity;

•	the need to retain capital for strategic or regulatory reasons;

•	the impact of the Dodd-Frank Act on our business, business strategies and cost of operations;

•	compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases and/or asset mix;

•	reduced demand for our services due to strategic or regulatory reasons;

•	our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;

•	legislative or regulatory requirements or changes, including an increase to capital requirements, and increased political and regulatory uncertainty;

•	the impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	higher than anticipated increases in operating expenses;

•	lower than expected dividends paid from the Bank to the holding company;

•
a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge;

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

•
our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-Q and other documents filed or furnished by PacWest with the SEC.

All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.
Overview
PacWest Bancorp is a bank holding company registered under the BHCA. Our principal business is to serve as the holding company for our Beverly Hills‑based wholly-owned banking subsidiary, Pacific Western Bank. References to “Pacific Western” or the “Bank” refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to “we,” “us,” or the “Company” refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to “PacWest” or to the “holding company,” we are referring to PacWest Bancorp, the parent company, on a stand-alone basis.
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank divisions. Our CapitalSource Division provides cash flow, asset-based, equipment, and real estate loans and treasury management services to established middle market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2017, accounted for 86.9% of our net revenues (net interest income plus noninterest income).
At March 31, 2017, we had total assets of $21.9 billion, including $15.6 billion of loans and leases, net of deferred fees, compared to $21.9 billion of total assets, including $15.5 billion of loans and leases, net of deferred fees, at December 31, 2016. Total assets increased $57.5 million during the three months ended March 31, 2017 due to a $100.7 million increase in loans and leases, net of deferred fees, driven by new production, and a $113.2 million increase in securities available-for-sale due to purchases, offset partially by a decrease of $123.2 million in cash and cash equivalents.
At March 31, 2017, we had total liabilities of $17.4 billion, including total deposits of $16.3 billion and borrowings of $460.6 million compared to $17.4 billion of total liabilities, including $15.9 billion of total deposits and $905.8 million of borrowings at December 31, 2016. The $28.4 million increase in total liabilities since year-end was due to a $245.2 million increase in lower-cost core deposits and a $235.6 million increase in higher-cost time deposits, offset partially by a $445.2 million decrease in borrowings, primarily overnight FHLB advances, and a $20.4 million decrease in brokered non-maturity deposits. At March 31, 2017, core deposits totaled $12.8 billion, or 78% of total deposits, and time deposits totaled $2.4 billion, or 15% of total deposits.

Recent Events
CU Bancorp Merger Announcement
On April 6, 2017, PacWest announced the signing of a definitive agreement and plan of merger (the "Agreement") whereby PacWest will acquire CU Bancorp in a transaction valued at approximately $705 million.
CU Bancorp, headquartered in Los Angeles, California, is the parent of California United Bank, a California state-chartered non-member bank, with approximately $3.0 billion in assets and nine branches located in Los Angeles, Orange, Ventura, and San Bernardino counties at December 31, 2016. In connection with the transaction, California United Bank will be merged into Pacific Western Bank, the principal operating subsidiary of PacWest Bancorp.
The transaction, which was approved by the PacWest and CU Bancorp boards of directors, is expected to close in the fourth quarter of 2017 and is subject to customary closing conditions, including obtaining approval by CU Bancorp’s shareholders and bank regulatory authorities.
As of December 31, 2016, on a pro forma consolidated basis, the combined company would have approximately $25.0 billion in assets and 87 branches, prior to contemplated consolidations.
Under terms of the Agreement, CU Bancorp shareholders will receive 0.5308 shares of PacWest common stock and $12.00 in cash for each share of CU Bancorp. Based on PacWest’s April 5, 2017 closing price of $51.72, the total value of the merger consideration is $39.45 per CU Bancorp share.
Sale/Leaseback Transaction
In the first quarter of 2017, the Company sold four properties with an aggregate book value of $9.7 million to an unaffiliated third party and simultaneously leased back the properties under one lease with an initial term of five years and three leases with initial terms of 10 years. The aggregate purchase price was $12.1 million which resulted in a gain of $0.6 million recognized in the first quarter and a deferred gain of $1.8 million to be recognized over the respective terms of the new leases.
Key Performance Indicators
Among other factors, our operating results generally depend on the following key performance indicators:
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

The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended
		March 31,	December 31,	March 31,
Efficiency Ratio		2017	2016	2016
		(Dollars in thousands)
Noninterest expense		$116,544	$118,622	$110,688
Less:	Intangible asset amortization	3,064	3,176	4,746
	Foreclosed assets (income) expense, net	143	2,693	(561)
	Acquisition, integration, and reorganization costs	500	—	200
Noninterest expense used for efficiency ratio		$112,837	$112,753	$106,303

Net interest income (tax equivalent)		$237,235	$253,131	$249,540
Noninterest income		35,114	28,895	34,539
Net revenues		272,349	282,026	284,079
Less:	Gain (loss) on sale of securities	(99)	515	8,110
Net revenues used for efficiency ratio		$272,448	$281,511	$275,969

Efficiency ratio		41.4%	40.1%	38.5%
Critical Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We have identified several policies as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses, the carrying values of intangible assets, the realization of deferred income tax assets, and the accounting for business combinations. For further information, refer to our Annual Report on Form 10‑K for the year ended December 31, 2016.
Non-GAAP Measurements
We use certain non‑GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. We used the following non-GAAP measures in this Form 10-Q:

•
Net interest margin excluding acquired loan discount accretion and loan and lease yield excluding acquired loan discount accretion: The tax equivalent NIM and loan and lease yield are impacted by volatility in accretion of acquisition discounts on acquired loans and leases. We disclose the NIM excluding acquired loan discount accretion and loan and lease yield excluding acquired loan discount accretion to provide an indication of what these measures would be without the effects of acquired loan discount accretion as we believe this indicates a "normalized" measure and a more accurate indicator of future performance. See “- Results of Operations - Net Interest Income” for a reconciliation of these non-GAAP measurements to the GAAP measurements for the periods presented.

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

		Three Months Ended
		March 31,	December 31,	March 31,
Return on Average Tangible Equity		2017	2016	2016
		(Dollars in thousands)
Net earnings		$78,668	$85,647	$90,456

Average stockholders' equity		$4,503,675	$4,501,948	$4,438,602
Less:	Average intangible assets	2,209,112	2,212,042	2,227,520
Average tangible common equity		$2,294,563	$2,289,906	$2,211,082

Return on average equity (1)		7.08%	7.57%	8.20%
Return on average tangible equity (2)		13.90%	14.88%	16.45%
___________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	March 31,	December 31,
Tangible Book Value Per Share	2017	2016
	(Dollars in thousands, except per share data)
PacWest Bancorp Consolidated:
Stockholders’ equity	$4,508,106	$4,479,055
Less: Intangible assets	2,207,251	2,210,315
Tangible common equity	$2,300,855	$2,268,740
Total assets	$21,927,254	$21,869,767
Less: Intangible assets	2,207,251	2,210,315
Tangible assets	$19,720,003	$19,659,452
Equity to assets ratio	20.56%	20.48%
Tangible common equity ratio(1)	11.67%	11.54%
Book value per share	$37.13	$36.93
Tangible book value per share	$18.95	$18.71
Shares outstanding	121,408,133	121,283,669

Pacific Western Bank:
Stockholder's equity	$4,405,770	$4,374,478
Less: Intangible assets	2,207,251	2,210,315
Tangible common equity	$2,198,519	$2,164,163
Total assets	$21,910,720	$21,848,644
Less: Intangible assets	2,207,251	2,210,315
Tangible assets	$19,703,469	$19,638,329
Equity to assets ratio	20.11%	20.02%
Tangible common equity ratio(1)	11.16%	11.02%
_______________________________________

(1)	Tangible common equity divided by tangible assets.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Performance Measures	2017	2016	2016
Diluted earnings per share	$0.65	$0.71	$0.74
Annualized return on:
Average assets	1.47%	1.59%	1.72%
Average tangible equity (1)(2)	13.90%	14.88%	16.45%
Net interest margin (tax equivalent)	5.16%	5.47%	5.53%
Net interest margin (tax equivalent) excluding
acquired loan discount accretion (2)	5.02%	5.01%	4.91%
Efficiency ratio	41.4%	40.1%	38.5%
_____________________________

(1)	Calculation reduces average stockholder's equity by average intangible assets.

(2)	See "Non-GAAP Measurements."
First Quarter of 2017 Compared to Fourth Quarter of 2016
Net earnings were $78.7 million, or $0.65 per diluted share, for the first quarter of 2017, compared to $85.6 million, or $0.71 per diluted share, for the fourth quarter of 2016. The quarter‑over‑quarter decrease of $7.0 million in net earnings was due to lower net interest income of $15.9 million and a higher provision for credit losses of $1.5 million, offset by higher noninterest income of $6.2 million and lower noninterest expense of $2.1 million. The decrease in net interest income was due to lower discount accretion on acquired loans, offset by a higher average loan and lease balance. The decrease in accretion was due primarily to lower accelerated accretion from payoffs of acquired loans, including $13.5 million from the payoff of a nonaccrual PCI loan in the fourth quarter of 2016. The level of provision for credit losses for the first quarter of 2017 was mainly attributable to specific provisions for impaired loans and general provisions from increased general reserve loss factors which are influenced by net charge-off experience. The increase in noninterest income was due mainly to a $5.0 million legal settlement with a former borrower and a $1.2 million increase in loan syndication fees, offset by lower loan prepayment fees. The decrease in noninterest expense was due mostly to lower foreclosed assets expense.
First Quarter of 2017 Compared to First Quarter of 2016
Net earnings for the first quarter of 2017 were $78.7 million, or $0.65 per diluted share, compared to net earnings for the first quarter of 2016 of $90.5 million, or $0.74 per diluted share. The $11.8 million decrease in net earnings was due to lower net interest income of $12.1 million, a higher provision for credit losses of $4.6 million, and higher noninterest expense of $5.9 million. The decrease in net interest income was due to lower discount accretion on acquired loans, offset by a higher average loan and lease balance. The decrease in accretion was due primarily to lower accelerated accretion from payoffs of acquired loans, including $12.1 million from the payoff of a nonaccrual PCI loan in the first quarter of 2016. The level of provision for credit losses for the first quarter of 2017 was mainly attributable to specific provisions for impaired loans and general provisions from increased general reserve loss factors which are influenced by net charge-off experience. The increase in noninterest expense was due mostly to higher compensation expense, data processing expense and other expense.

Net Interest Income
Net interest income is affected by changes in both interest rates and the volume of average interest‑earning assets and interest‑bearing liabilities. The following table summarizes the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$89,335	$4,250	19.29%	$104,234	$17,481	66.72%	$167,626	$20,072	48.16%
Non-PCI loans and leases	15,207,709	219,928	5.86%	14,904,034	220,742	5.89%	14,303,539	216,303	6.08%
Total loans and leases (1)	15,297,044	224,178	5.94%	15,008,268	238,223	6.31%	14,471,165	236,375	6.57%
Investment securities (2)	3,257,448	27,822	3.46%	3,293,003	28,229	3.41%	3,460,293	27,493	3.20%
Deposits in financial institutions	100,751	192	0.77%	111,918	147	0.52%	230,293	308	0.54%
Total interest‑earning assets (2)	18,655,243	252,192	5.48%	18,413,189	266,599	5.76%	18,161,751	264,176	5.85%
Other assets	2,990,291			3,014,761			3,036,843
Total assets	$21,645,534			$21,427,950			$21,198,594

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$1,505,439	1,167	0.31%	$1,449,346	951	0.26%	$926,256	383	0.17%
Money market deposits	4,866,720	4,410	0.37%	4,740,944	3,672	0.31%	3,848,753	2,415	0.25%
Savings deposits	711,529	298	0.17%	751,817	331	0.18%	753,371	444	0.24%
Time deposits	2,246,547	2,502	0.45%	2,384,973	2,415	0.40%	3,860,272	5,831	0.61%
Total interest‑bearing deposits	9,330,235	8,377	0.36%	9,327,080	7,369	0.31%	9,388,652	9,073	0.39%
Borrowings	596,903	1,018	0.69%	505,567	631	0.50%	494,725	581	0.47%
Subordinated debentures	441,521	5,562	5.11%	440,907	5,468	4.93%	436,535	4,982	4.59%
Total interest‑bearing liabilities	10,368,659	14,957	0.59%	10,273,554	13,468	0.52%	10,319,912	14,636	0.57%
Noninterest‑bearing demand deposits	6,595,346			6,496,221			6,273,249
Other liabilities	177,854			156,227			166,831
Total liabilities	17,141,859			16,926,002			16,759,992
Stockholders’ equity	4,503,675			4,501,948			4,438,602
Total liabilities and
stockholders' equity	$21,645,534			$21,427,950			$21,198,594
Net interest income (tax equivalent) (2)		$237,235			$253,131			$249,540
Net interest rate spread			4.89%			5.24%			5.28%
Net interest margin			5.16%			5.47%			5.53%

Total deposits (3)	$15,925,581	$8,377	0.21%	$15,823,301	$7,369	0.19%	$15,661,901	$9,073	0.23%
Funding sources (4)	$16,964,005	$14,957	0.36%	$16,769,775	$13,468	0.32%	$16,593,161	$14,636	0.35%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $4.8 million, $4.8 million, and $4.9 million for the three months ended March 31, 2017, December 31, 2016, and March 31, 2016, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

First Quarter of 2017 Compared to Fourth Quarter of 2016
Net interest income decreased by $15.9 million to $232.5 million for the first quarter of 2017 compared to $248.3 million for the fourth quarter of 2016 due to lower discount accretion on acquired loans, offset by a higher average loan and lease balance. The loan and lease yield for the first quarter of 2017 was 5.94% compared to 6.31% for the fourth quarter of 2016. The decrease in the loan and lease yield was principally due to the lower discount accretion on acquired loans. Total discount accretion on acquired loans was $6.4 million in the first quarter of 2017 (17 basis points on the loan and lease yield) compared to $21.2 million in the fourth quarter of 2016 (56 basis points on the loan and lease yield). The decrease in accretion was due primarily to lower accelerated accretion from payoffs of acquired loans, including $13.5 million from the payoff of a nonaccrual PCI loan in the fourth quarter of 2016.
The tax equivalent NIM for the first quarter of 2017 was 5.16% compared to 5.47% for the fourth quarter of 2016. The decrease in the tax equivalent NIM was due mostly to lower discount accretion on acquired loans. Total discount accretion on acquired loans contributed 14 basis points to the NIM in the first quarter of 2017 and 46 basis points in the fourth quarter of 2016. The taxable equivalent adjustment for tax-exempt interest income contributed 10 points to the tax equivalent NIM for the first quarter of 2017 and fourth quarter of 2016.
The cost of total deposits increased to 0.21% in the first quarter of 2017 from 0.19% in the fourth quarter of 2016 due to higher average costs and balances of non-core interest-bearing deposits.
The tax equivalent net interest income and NIM as well as the loan and lease interest income and loan and lease yield are impacted by volatility in accretion of acquisition discounts on acquired loans and leases. The effects of this are shown in the following tables for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2017		December 31, 2016
		Impact on		Impact on
	Amount	NIM	Amount	NIM
	(Dollars in thousands)
Net interest income/NIM (tax equivalent)	$237,235	5.16%	$253,131	5.47%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(2,944)	(0.06)%	(17,454)	(0.38)%
Remaining accretion of Non-PCI loan acquisition discounts	(3,505)	(0.08)%	(3,726)	(0.08)%
Total acquired loan discount accretion	(6,449)	(0.14)%	(21,180)	(0.46)%
Net interest income/NIM excluding total acquired
loan discount accretion (1)	$230,786	5.02%	$231,951	5.01%
__________________________________

(1)	See "Non-GAAP Measurements."

	Three Months Ended		Three Months Ended
	March 31, 2017		December 31, 2016
		Impact on		Impact on
		Loan and		Loan and
	Amount	Lease Yield	Amount	Lease Yield
	(Dollars in thousands)
Loan and lease interest income/Yield	$224,178	5.94%	$238,223	6.31%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(2,944)	(0.08)%	(17,454)	(0.46)%
Remaining accretion of Non-PCI loan acquisition discounts	(3,505)	(0.09)%	(3,726)	(0.10)%
Total acquired loan discount accretion	(6,449)	(0.17)%	(21,180)	(0.56)%
Loan and lease interest income/Yield excluding total
acquired loan discount accretion (1)	$217,729	5.77%	$217,043	5.75%
__________________________________

(1)	See "Non-GAAP Measurements."
First Quarter of 2017 Compared to First Quarter of 2016
Net interest income decreased by $12.1 million to $232.5 million for the first quarter of 2017 compared to $244.6 million for the first quarter of 2016 due to lower discount accretion on acquired loans, offset by a higher average loan and lease balance. The loan and lease yield for the first quarter of 2017 was 5.94% compared to 6.57% for the same quarter of 2016. The decrease in the loan and lease yield was due mainly to the lower discount accretion on acquired loans and yields on newly originated loans being lower than the average portfolio yield. Total discount accretion on acquired loans was $6.4 million in the first quarter of 2017 (17 basis points on the loan and lease yield) compared to $27.9 million in the first quarter of 2016 (77 basis points on the loan and lease yield). The decrease in accretion was primarily due to lower accelerated accretion from payoffs of acquired loans, including $12.1 million from the payoff of a nonaccrual PCI loan in the first quarter of 2016.
The tax equivalent NIM for the first quarter of 2017 was 5.16% compared to 5.53% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to the decrease in the loan and lease yield as described above, offset by the higher yield on average investment securities and loans and leases comprising a higher percentage of average interest-earning assets. Total discount accretion on acquired loans contributed 14 basis points to the NIM for the first quarter of 2017 compared to 62 basis points for the first quarter of 2016. Tax-exempt interest income contributed 10 basis points to the tax equivalent NIM for the first quarter of 2017 and 11 basis points for the first quarter of 2016.
The cost of total deposits decreased to 0.21% for the first quarter of 2017 from 0.23% for the first quarter of 2016 due mainly to a lower average cost and balance of time deposits.

The tax equivalent net interest income and NIM as well as the loan and lease interest income and loan and lease yield are impacted by volatility in accretion of acquisition discounts on acquired loans and leases. The effects of this are shown in the following tables for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
		Impact on		Impact on
	Amount	NIM	Amount	NIM
	(Dollars in thousands)
Net interest income/NIM (tax equivalent)	$237,235	5.16%	$249,540	5.53%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(2,944)	(0.06)%	(19,465)	(0.43)%
Remaining accretion of Non-PCI loan acquisition discounts	(3,505)	(0.08)%	(8,403)	(0.19)%
Total acquired loan discount accretion	(6,449)	(0.14)%	(27,868)	(0.62)%
Net interest income/NIM excluding total acquired
loan discount accretion (1)	$230,786	5.02%	$221,672	4.91%
__________________________________

(1)	See "Non-GAAP Measurements."

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
		Impact on		Impact on
		Loan and		Loan and
	Amount	Lease Yield	Amount	Lease Yield
	(Dollars in thousands)
Loan and lease interest income/Yield	$224,178	5.94%	$236,375	6.57%
Less:
Accelerated accretion of acquisition discounts
from early payoffs of acquired loans	(2,944)	(0.08)%	(19,465)	(0.54)%
Remaining accretion of Non-PCI loan acquisition discounts	(3,505)	(0.09)%	(8,403)	(0.23)%
Total acquired loan discount accretion	(6,449)	(0.17)%	(27,868)	(0.77)%
Loan and lease interest income/Yield excluding total
acquired loan discount accretion (1)	$217,729	5.77%	$208,507	5.80%
__________________________________

(1)	See "Non-GAAP Measurements."

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for Non‑PCI loan and lease losses	$24,260	$20,800	$19,165
Addition to reserve for unfunded loan commitments	240	200	835
Total provision for Non‑PCI loan and lease credit losses	24,500	21,000	20,000
Provision for PCI loan losses	228	2,215	140
Total provision for credit losses	$24,728	$23,215	$20,140

Non‑PCI Credit Quality Metrics:
Net charge‑offs on Non-PCI
loans and leases	$18,189	$13,792	$3,892
Annualized net charge‑offs to
average Non-PCI loans and leases	0.49%	0.37%	0.11%
At period end:
Allowance for credit losses	167,589	161,278	120,807
Non‑PCI nonaccrual loans and leases	173,030	170,599	130,418
Non‑PCI classified loans and leases	424,399	409,645	384,698
Allowance for credit losses to Non‑PCI
loans and leases	1.08%	1.05%	0.96%
Allowance for credit losses to Non‑PCI
nonaccrual loans and leases	96.9%	94.5%	106.1%
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
We recorded a total provision for credit losses of $24.7 million in the first quarter of 2017, $23.2 million in the fourth quarter of 2016, and $20.1 million in the first quarter of 2016 in accordance with our allowance methodology. The increase in the provision for credit losses for the first quarter of 2017 compared to the fourth quarter of 2016 was attributable mainly to specific provisions for impaired loans that were classified or impaired at December 31, 2016 and general provisions from increased general reserve loss factors which are influenced by net charge-off experience.
Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are an increased amount of classified and/or impaired loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions. Changes in economic conditions include the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values, and adverse conditions in borrowers’ businesses. See further discussion in “- Balance Sheet Analysis - Allowance for Credit Losses on Non‑PCI Loans” and “- Balance Sheet Analysis - Allowance for Loan Losses on PCI Loans” contained herein.

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Income	2017	2016	2016
	(In thousands)
Service charges on deposit accounts	$3,758	$3,557	$3,856
Other commissions and fees	10,390	12,036	11,489
Leased equipment income	9,475	8,614	8,244
Gain on sale of loans and leases	712	119	245
Gain (loss) on sale of securities	(99)	515	8,110
FDIC loss sharing expense, net	—	—	(2,415)
Other income:
Dividends and realized gains on equity investments	1,345	1,453	246
Warrant income	155	1,101	274
Other	9,378	1,500	4,490
Total noninterest income	$35,114	$28,895	$34,539
First Quarter of 2017 Compared to Fourth Quarter of 2016
Noninterest income increased by $6.2 million to $35.1 million for the first quarter of 2017 compared to $28.9 million for the fourth quarter of 2016 due mostly to a $7.9 million increase in other income attributable mainly to a $5.0 million legal settlement with a former borrower and a $1.2 million increase in loan syndication fees. This was offset by a decrease in other commissions and fees of $1.6 million driven by a decrease in loan prepayment and unused commitment fees of $2.0 million. Warrant income decreased $0.9 million due mainly to lower realized gains on exercised warrants.
First Quarter of 2017 Compared to First Quarter of 2016
Noninterest income increased by $0.6 million to $35.1 million for the first quarter of 2017 compared to $34.5 million for the first quarter of 2016 due mostly to higher other income of $4.9 million, lower FDIC loss sharing expense of $2.4 million, higher leased equipment income of $1.2 million, and higher dividends and realized gains on equity investments of $1.1 million, offset by lower gain on sale of securities of $8.2 million and lower other commissions and fees of $1.1 million. Regarding the increase in other income, the first quarter of 2017 included a $5.0 million legal settlement with a former borrower and $1.2 million in loan syndication fees, while the first quarter of 2016 included a $0.9 million loan syndication fee, a $0.6 million death benefit received on a BOLI policy, and a $0.7 million loss on the sale of the PWEF leasing unit. The decrease in FDIC loss sharing expense was due to the termination of all FDIC loss sharing agreements in the second quarter of 2016. Regarding the increase in dividends and realized gains on equity investments, the first quarter of 2017 included dividends received of $0.7 million and net gains of $0.6 million on the sale of equity investments, while the first quarter of 2016 included dividends received of $0.2 million and net gains of $0.1 million on the sale of equity investments. The $1.6 million decrease in other commissions and fees was comprised of reductions in loan prepayment penalty fees and unused commitment fees of $2.2 million and $0.4 million, respectively, offset by increases of $0.4 million from credit card fees, $0.4 million from foreign exchange fees, $0.4 million from letter of credit fees, and $0.3 million from customer success fees.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Expense	2017	2016	2016
	(In thousands)
Compensation	$64,880	$66,013	$61,065
Occupancy	11,608	12,076	12,632
Data processing	7,015	6,574	5,904
Other professional services	3,378	4,880	3,572
Insurance and assessments	4,791	4,124	4,965
Intangible asset amortization	3,064	3,176	4,746
Leased equipment depreciation	5,625	5,291	5,024
Foreclosed assets (income) expense, net	143	2,693	(561)
Acquisition, integration and reorganization costs	500	—	200
Other expense:
Loan expense	3,387	3,140	2,155
Other	12,153	10,655	10,986
Total noninterest expense	$116,544	$118,622	$110,688
First Quarter of 2017 Compared to Fourth Quarter of 2016
Noninterest expense decreased by $2.1 million to $116.5 million for the first quarter of 2017 compared to $118.6 million for the fourth quarter of 2016. The decrease was due mostly to a decrease in foreclosed assets expense of $2.6 million, a decrease in other professional services expense of $1.5 million, and a decrease in compensation expense of $1.1 million, offset by an increase in other expense of $1.5 million. Foreclosed assets expense decreased due primarily to a $2.6 million write-down recorded in the fourth quarter of 2016. Other professional services expense decreased due to lower legal expense and consulting expense. The $1.1 million reduction in compensation expense was attributable to lower bonus and severance expense, offset by a seasonal increase in payroll taxes. The increase in other expense was attributable mainly to a $1.5 million accrual in the first quarter of 2017 to increase our reserve for probable loss contingencies.
First Quarter of 2017 Compared to First Quarter of 2016
Noninterest expense increased by $5.9 million to $116.5 million for the first quarter of 2017 compared to $110.7 million for the first quarter of 2016. The increase was due mostly to higher compensation expense of $3.8 million, higher loan expense of $1.2 million, higher other expense of $1.2 million, and higher data processing expense of $1.1 million, offset by lower intangible asset amortization of $1.7 million and lower occupancy expense of $1.0 million. Compensation expensed increased due mainly to higher salary expense of $1.3 million, higher stock-based compensation expense of $1.4 million, and higher bonus expense of $1.1 million. Loan expense increased due to higher legal-related and other loan expenses and lower recoveries of legal costs, offset partially by higher fee income from servicing. Other expense increased due primarily to a $1.5 million accrual in the first quarter of 2017 to increase our reserve for probable loss contingencies. Intangible asset amortization decreased due mainly to the accelerated amortization taken in the prior year on our intangible assets, in particular the Square 1 CDI and CRI, in addition to the CDI related to a prior year acquisition that was nearly fully amortized in the first quarter of 2016.
Income Taxes
The effective tax rate for the first quarter of 2017 was 37.7% compared to 36.7% for the fourth quarter of 2016 and 39.0% for the first quarter of 2016. The estimated effective tax rate for the full year 2017 is approximately 38.1%. The Company's blended statutory tax rate for federal and state is 41%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	March 31, 2017			December 31, 2016
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$474,556	14%	3.0	$502,443	16%	3.4
Agency CMOs	138,932	4%	2.6	146,289	4%	3.0
Private label CMOs	149,400	5%	5.2	125,469	4%	3.5
Municipal securities	1,483,281	44%	7.3	1,456,459	45%	6.3
Agency commercial MBS	712,071	21%	5.5	547,692	17%	4.9
Corporate debt securities	18,211	1%	11.7	47,509	1%	4.9
Collateralized loan obligations	127,973	4%	0.1	156,887	5%	0.1
SBA securities	168,334	5%	1.9	178,845	6%	3.8
Asset-backed and other securities	64,234	2%	3.7	62,237	2%	3.5
Total securities available-for-sale	$3,336,992	100%	5.4	$3,223,830	100%	4.8
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	March 31, 2017
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$209,589	14%
New York	176,888	12%
Washington	161,703	11%
Texas	113,815	8%
Ohio	93,406	6%
District of Columbia	64,596	4%
Massachusetts	64,177	4%
Florida	51,487	4%
Oregon	49,516	3%
Utah	44,689	3%
Total of 10 largest states	1,029,866	69%
All other states	453,415	31%
Total municipal securities	$1,483,281	100%

Loans and Leases
The following table presents the composition of our total loans and leases as of the dates indicated:

	March 31, 2017		December 31, 2016
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$953,740	6%	$955,477	6%
Hospitality	688,908	5%	689,158	4%
SBA program	470,088	3%	454,196	3%
Other commercial real estate	2,308,187	15%	2,297,865	15%
Total commercial real estate	4,420,923	29%	4,396,696	28%
Income producing residential	1,427,409	9%	1,169,267	8%
Owner-occupied residential	127,537	1%	144,769	1%
Total residential real estate	1,554,946	10%	1,314,036	9%
Total real estate mortgage	5,975,869	39%	5,710,732	37%
Real estate construction and land:
Commercial	668,510	4%	581,246	4%
Residential	442,051	3%	384,001	2%
Total real estate construction and land	1,110,561	7%	965,247	6%
Total real estate loans	7,086,430	46%	6,675,979	43%
Commercial:
Technology cash flow	1,069,838	7%	1,047,683	7%
Security cash flow	516,149	3%	440,340	3%
Healthcare cash flow	740,638	5%	799,030	5%
Other cash flow	811,571	6%	825,837	5%
Total cash flow	3,138,196	21%	3,112,890	20%
Lender finance & timeshare	1,476,896	9%	1,666,855	11%
Healthcare asset-based	171,684	1%	180,580	1%
Other asset-based	742,581	5%	764,361	5%
Total asset-based	2,391,161	15%	2,611,796	17%
Equity funds group	261,695	2%	325,047	2%
Early stage	445,520	3%	448,458	3%
Expansion stage	940,877	6%	920,006	6%
Later stage	286,857	1%	294,389	2%
Total venture capital	1,934,949	12%	1,987,900	13%
Equipment finance	623,237	4%	691,967	4%
Total commercial	8,087,543	52%	8,404,553	54%
Consumer	382,716	2%	375,422	3%
Total loans and leases, net of deferred fees	$15,556,689	100%	$15,455,954	100%

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

The following table presents the geographic composition of our real estate loans by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	March 31, 2017		December 31, 2016
		% of		% of
Real Estate Loans by State	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$3,377,854	48%	$3,248,735	49%
New York	566,475	8%	524,833	8%
Florida	506,688	7%	478,984	7%
Texas	316,055	4%	364,689	5%
Virginia	235,867	3%	231,162	3%
Arizona	189,826	3%	166,499	3%
Illinois	179,742	3%	178,726	3%
Pennsylvania	167,579	2%	160,303	2%
Washington	142,504	2%	49,301	1%
New Jersey	120,250	2%	95,265	1%
Total of 10 largest states	5,802,840	82%	5,498,497	82%
All other states	1,283,590	18%	1,177,482	18%
Total real estate loans	$7,086,430	100%	$6,675,979	100%
The following table presents a roll forward of the loan and lease portfolio for the period indicated:

Three Months Ended
Loan and Lease Roll Forward (1)	March 31, 2017
(Dollars in thousands)
Beginning balance	$15,455,954
New production	1,048,841
Existing loans and leases:
Principal repayments, net (2)	(888,409)
Loan and lease sales	(36,461)
Transfers to foreclosed assets	(78)
Charge-offs	(23,158)
Ending balance	$15,556,689

Weighted average rate on new production	4.91%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal repayments on existing loans, changes in revolving lines of credit (repayments and draws), loan participation sales, and other changes within the loan portfolio.

Allowance for Credit Losses on Non-PCI Loans and Leases
The allowance for credit losses on Non-PCI loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The following discussion is for Non-PCI loans and leases and the related allowance for credit losses. Refer to "- Balance Sheet Analysis - Allowance for Loan Losses on PCI Loans" for the policy on PCI loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
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
The credit risk ratings assigned to every loan and lease are either “pass,” “special mention,” “substandard,” or “doubtful” and defined as follows:

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

In addition, we may refer to the loans and leases with assigned credit risk ratings of "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 4. Loans and Leases, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
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
The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

	March 31,	December 31,	March 31,
Non-PCI Allowance for Credit Losses Data	2017	2016	2016
	(Dollars in thousands)
Allowance for loan and lease losses	$149,826	$143,755	$120,807
Reserve for unfunded loan commitments	17,763	17,523	17,569
Total allowance for credit losses	$167,589	$161,278	$138,376

Allowance for credit losses to loans and leases	1.08%	1.05%	0.96%
Allowance for credit losses to nonaccrual loans and leases	96.9%	94.5%	106.1%

The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Non-PCI Allowance for Credit Losses	2017	2016	2016
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$161,278	$154,070	$122,268
Provision for credit losses:
Addition to allowance for loan and lease losses	24,260	20,800	19,165
Addition to reserve for unfunded loan commitments	240	200	835
Provision for credit losses	24,500	21,000	20,000
Loans and leases charged off:
Real estate mortgage	(1,544)	(154)	(737)
Commercial	(19,285)	(17,905)	(4,045)
Consumer	(99)	(24)	(591)
Total loans and leases charged off	(20,928)	(18,083)	(5,373)
Recoveries on loans charged off:
Real estate mortgage	230	167	999
Real estate construction and land	8	488	152
Commercial	2,448	3,614	314
Consumer	53	22	16
Total recoveries on loans charged off	2,739	4,291	1,481
Net charge-offs	(18,189)	(13,792)	(3,892)
Allowance for credit losses, end of period	$167,589	$161,278	$138,376

Annualized net charge-offs to
average loans and leases	0.49%	0.37%	0.11%
Allowance for Loan Losses on PCI Loans
We measure the allowance for loan losses for PCI loans at the end of each financial reporting period based on expected cash flows of our PCI loans. Decreases or increases in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or negative provision, respectively, for loan losses on such loans. For example, generally a decrease in the expected cash flows of PCI loans would result in an additional reserve requirement and a provision for PCI loan losses would be recorded.
The following table presents the changes in our allowance for loan losses on PCI loans for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
PCI Allowance for Loan Losses	2017	2016	2016
	(In thousands)
Allowance for loan losses, beginning of period	$13,483	$11,229	$9,577
Provision for loan losses	228	2,215	140
Net (charge-offs) recoveries	(2,230)	39	(163)
Allowance for loan losses, end of period	$11,481	$13,483	$9,554

Nonperforming Assets, Performing Troubled Debt Restructured Loans, and Classified Loans and Leases
The following table presents nonperforming assets, performing troubled debt restructured loans, and classified loans and leases information as of the dates indicated:

	March 31,	December 31,	March 31,
	2017	2016	2016
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases	$173,030	$170,599	$130,418
Nonaccrual PCI loans	2,404	2,928	3,241
Total nonaccrual loans and leases	175,434	173,527	133,659
Accruing Non-PCI loans contractually past due 90 days or more	—	—	2,538
Foreclosed assets, net	12,842	12,976	18,310
Total nonperforming assets	$188,276	$186,503	$154,507

Performing troubled debt restructured loans(1)	$56,501	$64,952	$66,829
Classified Non-PCI loans and leases	$424,399	$409,645	$384,698
Nonaccrual loans and leases to loans and leases	1.12%	1.12%	0.92%
Nonperforming assets to loans and leases and foreclosed assets, net	1.20%	1.20%	1.06%
Classified Non-PCI loans and leases to Non-PCI loans and leases	2.73%	2.66%	2.68%
_______________________________________

(1)	Excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases and foreclosed assets and totaled $188.3 million at March 31, 2017 compared to $186.5 million at December 31, 2016. The $1.8 million increase in nonperforming assets during the first quarter of 2016 was due to a $1.9 million increase in nonaccrual loans and leases, offset by a $0.1 million decrease in foreclosed assets. The ratio of nonperforming assets to loans and leases and foreclosed assets was 1.20% at March 31, 2017, unchanged from 1.20% at December 31, 2016. During the first quarter of 2017, Non-PCI classified loans and leases increased by $14.8 million to $424.4 million as new downgrades exceeded resolutions.
Nonaccrual Loans and Leases
During the first quarter of 2017, nonaccrual loan and leases increased by $1.9 million to $175.4 million at March 31, 2017 due mainly to new nonaccrual additions of $33.7 million, offset by $19.1 million in net charge-offs and $12.7 million in principal payments and other reductions.
As of March 31, 2017, the Company's ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $145.6 million and represented 84.1% of total Non-PCI nonaccrual loans and leases. The largest of these relationships had an aggregate carrying value of $47.6 million and is a healthcare real estate loan secured by a continuing care retirement facility that migrated to nonaccrual status during the third quarter of 2016 due to weak operating performance and cash flow difficulties during 2016.

The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Non-PCI Nonaccrual Loans and Leases				Non-PCI Accruing and
	March 31, 2017		December 31, 2016		30 - 89 Days Past Due
		% of		% of	March 31,	December 31,
		Loan		Loan	2017	2016
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$66,216	1.5%	$62,454	1.4%	$7,383	$7,691
Residential	5,826	0.4%	6,881	0.5%	640	5,524
Total real estate mortgage	72,042	1.2%	69,335	1.2%	8,023	13,215
Real estate construction and land:
Commercial	—	—%	—	—%	—	—
Residential	362	0.1%	364	0.1%	—	—
Total real estate construction and land	362	—%	364	—%	—	—
Commercial:
Cash flow	53,611	1.7%	53,908	1.7%	394	153
Asset-based	1,165	—%	2,118	0.1%	—	1,500
Venture capital	15,289	0.8%	11,687	0.6%	13,265	13,295
Equipment finance	30,388	4.9%	32,848	4.7%	115	218
Total commercial	100,453	1.2%	100,561	1.2%	13,774	15,166
Consumer	173	—%	339	0.1%	49	224
Total Non-PCI loans and leases	$173,030	1.1%	$170,599	1.1%	$21,846	$28,605
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	March 31,	December 31,	March 31,
Property Type	2017	2016	2016
	(In thousands)
Construction and land development	$11,224	$11,224	$13,800
Multi-family	601	652	—
Commercial real estate	78	—	—
Single family residence	—	—	897
Total OREO, net	11,903	11,876	14,697
Other foreclosed assets	939	1,100	3,613
Total foreclosed assets	$12,842	$12,976	$18,310
During the first quarter of 2016, foreclosed assets decreased by $0.1 million to $12.8 million at March 31, 2017 due to reductions related to sales of $0.2 million, offset by foreclosures of $0.1 million.

Performing Troubled Debt Restructured Loans
During the first quarter of 2017, Non-PCI performing troubled debt restructured loans decreased by $8.5 million to $56.5 million due to $7.7 million in payoffs and other reductions and $1.2 million in transfers of performing troubled debt restructured loans to nonaccrual status, offset by $0.4 million in additions. At March 31, 2017, we had $47.1 million in real estate mortgage loans, $6.3 million in real estate construction and land loans, $2.9 million in commercial loans, and $0.2 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the number of performing troubled debt restructured loans were on accrual status prior to the loan restructurings and have remained on accrual status after the loan restructurings due to the borrowers making payments before and after the restructurings.
Deposits
The following table presents the balance of each major category of deposits at the dates indicated:

	March 31, 2017		December 31, 2016
		% of		% of
Deposit Category	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$6,789,808	42%	$6,659,016	42%
Interest checking deposits	1,509,902	9%	1,448,394	9%
Money market deposits	3,758,962	23%	3,705,385	23%
Savings deposits	710,401	4%	711,039	5%
Total core deposits	12,769,073	78%	12,523,834	79%
Brokered non-maturity deposits	1,154,070	7%	1,174,487	7%
Total non-maturity deposits	13,923,143	85%	13,698,321	86%
Time deposits $250,000 and under	1,998,597	12%	1,758,434	11%
Time deposits over $250,000	409,268	3%	413,856	3%
Total time deposits	2,407,865	15%	2,172,290	14%
Total deposits	$16,331,008	100%	$15,870,611	100%
Total deposits increased by $460.4 million during the first quarter to $16.3 billion, due mainly to an increase in core deposits of $245.2 million and an increase in time deposits of $235.6 million. At March 31, 2017, core deposits totaled $12.8 billion, or 78% of total deposits, including $6.8 billion of noninterest-bearing demand deposits, or 42% of total deposits.
Brokered time deposits totaled $744.0 million and $405.5 million at March 31, 2017 and December 31, 2016.

The following table summarizes the maturities of time deposits, together with their weighted average contractual rate, as of the dates indicated:

	March 31, 2017
	Time	Time
	Deposits	Deposits	Total
	$250,000	Over	Time	Contractual
Maturity	and Under	$250,000	Deposits	Rate
	(Dollars in thousands)
Due in three months or less	$576,910	$130,793	$707,703	0.36%
Due in over three months through six months	516,646	200,321	716,967	0.45%
Due in over six months through twelve months	753,860	60,444	814,304	0.65%
Due in over 12 months through 24 months	103,329	10,268	113,597	0.69%
Due in over 24 months	47,852	7,442	55,294	0.59%
Total	$1,998,597	$409,268	$2,407,865	0.51%

At December 31, 2016	$1,758,434	$413,856	$2,172,290	0.41%
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At March 31, 2017, total off-balance sheet client investment funds were $1.5 billion, of which $1.3 billion was managed by S1AM.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At March 31, 2017, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At March 31, 2017, such disallowed amounts were $1.3 million for the Company and $0.1 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
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

The following table presents a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum		Minimum
		Minimum	Required	Minimum	Required
		Required	Plus Capital	Required	Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
March 31, 2017
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	11.87%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	12.31%	4.50%	5.750%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	12.31%	6.00%	7.250%	N/A	8.50%
Total capital (to risk weighted assets)	15.56%	8.00%	9.250%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.36%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.79%	4.50%	5.750%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.79%	6.00%	7.250%	8.00%	8.50%
Total capital (to risk weighted assets)	12.74%	8.00%	9.250%	10.00%	10.50%

December 31, 2016
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	11.91%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	12.31%	4.50%	5.125%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	12.31%	6.00%	6.625%	N/A	8.50%
Total capital (to risk weighted assets)	15.56%	8.00%	8.625%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.40%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.78%	4.50%	5.125%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.78%	6.00%	6.625%	8.00%	8.50%
Total capital (to risk weighted assets)	12.72%	8.00%	8.625%	10.00%	10.50%
_______________________________________

(1)
Ratios for March 31, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017; ratios for December 31, 2016 reflect the minimum required plus capital conservation buffer phase-in for 2016.

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2017, the Company and Bank were in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $442.5 million at March 31, 2017. At March 31, 2017, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $429.8 million were included in Tier II capital.
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
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions, and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $130.0 million with the FHLB and $80.0 million with correspondent banks, both for the purchase of overnight funds. As of March 31, 2017, there was a $130.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2017, there was a $40.0 million balance outstanding.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	March 31,	December
Primary Liquidity - On-Balance Sheet	2017	2016
	(Dollars in thousands)
Cash and due from banks	$184,608	$337,965
Interest-earning deposits in financial institutions	111,892	81,705
Securities available-for-sale	3,336,992	3,223,830
Less: pledged securities	(424,692)	(425,511)
Total primary liquidity	$3,208,800	$3,217,989

Ratio of primary liquidity to total deposits	19.6%	20.3%

Secondary Liquidity - Off-Balance Sheet	March 31,	December
Available Secured Borrowing Capacity	2017	2016
	(In thousands)
Total secured borrowing capacity with the FHLB	$2,728,762	$2,010,739
Less: secured advances outstanding	(290,000)	(735,000)
Net secured borrowing capacity with the FHLB	2,438,762	1,275,739
Secured borrowing capacity with the FRBSF	2,193,347	2,210,692
Total secondary liquidity	$4,632,109	$3,486,431
During the three months ended March 31, 2017, the Company's primary liquidity decreased by $9.2 million due to a $153.4 million decrease in cash and due from banks, offset partially by a $113.2 million increase in securities available-for-sale and a $30.2 million increase in interest-earning deposits in financial institutions. The Company's secondary liquidity increased by $1.1 billion during the first quarter due to a $718.0 million increase in the borrowing capacity on the secured credit line with the FHLB and a $445.0 million decrease in related advances outstanding, offset partially by a $17.3 million decrease in the borrowing capacity on the secured credit line with the FRBSF.
As a member of the FHLB, the Bank had secured financing capacity with the FHLB as of March 31, 2017 of $2.7 billion, collateralized by a blanket lien on $3.9 billion of certain qualifying loans not pledged to the FRBSF. The Bank also had secured financing capacity with the FRBSF of $2.2 billion as of March 31, 2017 collateralized by liens on $3.0 billion of qualifying loans.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At March 31, 2017, core deposits totaled $12.8 billion and represented 78% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if corporate customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available off-balance sheet liquidity.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus FHLB borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2017, we were in compliance with all of our established liquidity guidelines.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2017, brokered deposits totaled $1.9 billion, consisting of $744.0 million of brokered time deposits, $1.2 billion of non-maturity brokered sweep accounts, and $12.1 million of other brokered deposits. At December 31, 2016, brokered deposits totaled $1.6 billion, consisting of $405.5 million of brokered time deposits, $1.2 billion of non-maturity brokered sweep accounts, and $12.2 million of other brokered deposits. We have increased the amount of our brokered deposits in recent quarters because of the large amount of deposits that can be obtained in a short period of time to manage liquidity and funding needs.

Holding Company Liquidity
PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and PacWest's ability to raise capital, issue subordinated debt, and secure outside borrowings. Our ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends.
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three months ended March 31, 2017, PacWest received $65.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $502.1 million at March 31, 2017, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At March 31, 2017, PacWest had $494.4 million in cash, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program and cash consideration required in connection with the CU Bancorp acquisition.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	March 31, 2017
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits(1)	$2,238,276	$143,369	$25,502	$20	$2,407,167
Short-term FHLB and American Financial
Exchange borrowings	460,000	—	—	—	460,000
Long-term debt obligations(1)	325	284	—	539,360	539,969
Contractual interest(2)	5,718	1,501	770	—	7,989
Operating lease obligations	30,078	54,025	40,004	37,296	161,403
Other contractual obligations	32,244	23,330	12,559	18,086	86,219
Total	$2,766,641	$222,509	$78,835	$594,762	$3,662,747
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 6. Borrowings and Subordinated Debentures, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, commitments to purchase loans, and commitments under deferred compensation arrangements.
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

Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded. At March 31, 2017, our loan commitments, including standby letters of credit, totaled $4.7 billion. The commitments, a portion of which result in funded loans, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 7. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2016, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar. We recognized a foreign currency translation net loss of $0.2 million for the three months ended March 31, 2017 and a $0.6 million foreign currency translation net gain for the three months ended March 31, 2016. Our Euro-denominated subordinated debentures are hedged with a cross currency swap to reduce the related foreign currency translation volatility.
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
We evaluated the results of our NII simulation model and MVE model prepared as of March 31, 2017, the results of which are presented below. Our NII simulation indicates that our balance sheet is asset-sensitive, while our MVE model indicates that our balance sheet had a slightly liability-sensitive profile. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2017. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at March 31, 2017. In order to arrive at the base case, we extend our balance sheet at March 31, 2017 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2017. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

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
The following table presents forecasted net interest income and net interest margin for the next 12 months using the forward yield curve as the base scenario and shocking the base scenario given immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points as of the date indicated:

	Forecasted			Forecasted
	Net Interest	Percentage	Forecasted	Net Interest
March 31, 2017	Income	Change	Net Interest	Margin Change
Interest Rate Scenario	(Tax Equivalent)	From Base	Margin	From Base
	(Dollars in millions)
Up 300 basis points	$1,141.4	16.0%	5.97%	0.83%
Up 200 basis points	$1,090.6	10.9%	5.70%	0.56%
Up 100 basis points	$1,038.6	5.6%	5.43%	0.29%
BASE CASE	$983.8	—	5.14%	—
Down 100 basis points	$938.6	(4.6)%	4.91%	(0.23)%
Down 200 basis points	$922.3	(6.2)%	4.82%	(0.32)%
Down 300 basis points	$914.4	(7.1)%	4.78%	(0.36)%
Total base case year 1 tax equivalent NII was $983.8 million at March 31, 2017 compared to $971.3 million at December 31, 2016. The $12.5 million increase in year 1 NII was due primarily to a $97 million increase in the loan and lease portfolio balance and a two basis point increase in base case net interest margin.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. One such scenario provides for market rates to increase during the next six months in accordance with the forward yield curve and thereafter to increase by 25 basis points every six months. The expected first year NII under this alternative rising rate scenario would be approximately 0.2% higher than the base case.
Of the $15.6 billion of total loans in the portfolio, $11.0 billion have variable interest rate terms (excluding hybrid loans discussed below). At March 31, 2017, $9.4 billion of these variable-rate loans have a loan rate higher than their floor rate, which allows them to reprice upwards at their next reprice date upon an increase in their index. Approximately 67% of the total variable-rate loans have a LIBOR index rate.
The following table presents variable-rate loans at their floors and the amounts for which the fully-indexed rates would rise off of the floors and reprice as a result of the rate increases shown:

March 31, 2017
Cumulative	Rate
Amount of	Increase
Variable-Rate	Needed to
Loans	Reprice
(Dollars in millions)
$1,283	0 - 100 bps
$1,425	101 - 200 bps
$1,525	201 - 300 bps

Additionally, certain variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $193 million, $372 million, and $633 million in the next one, two, and three years.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at March 31, 2017.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
March 31, 2017	Market Value	Change	Change	of Total	Market Value
Interest Rate Scenario	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Up 300 basis points	$5,560.4	$(51.5)	(0.9)%	25.4%	123.3%
Up 200 basis points	$5,581.6	$(30.3)	(0.5)%	25.5%	123.8%
Up 100 basis points	$5,600.5	$(11.4)	(0.2)%	25.5%	124.2%
BASE CASE	$5,611.9	$—	—%	25.6%	124.5%
Down 100 basis points	$5,615.7	$3.9	0.1%	25.6%	124.6%
Down 200 basis points	$5,632.1	$20.2	0.4%	25.7%	124.9%
Down 300 basis points	$5,489.1	$(122.7)	(2.2)%	25.0%	121.8%
Total base case projected market value of equity was $5.6 billion at March 31, 2017 compared to $5.7 billion at December 31, 2016. The projected market value of equity decreased by $48 million while our overall MVE sensitivity profile has shifted to be slightly liability-sensitive. The decrease in base case market value of equity was due primarily to a $79 million decrease in the mark-to-market adjustment for loans and leases due to an increase in the discount rate used to determine loan values, offset by a $29 million increase in the book value of stockholders' equity. The results of the rate shock analysis of MVE shifted to slightly liability sensitive at March 31, 2017, compared to slightly asset sensitive at December 31, 2016 due to a change in the modeling of certain municipal bonds, which resulted in a longer duration estimate in the up rate shock scenarios reflected in the table above.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 7. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited) is incorporated herein by reference.
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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2016. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this quarterly report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the first quarter of 2017:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
			as Part of	That May Yet
		Average	Publicly	Be Purchased
	Total Number of	Price Paid	Announced	Under the
Purchase Dates	Shares Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
January 1, 2017 - January 31, 2017	—	$—	—	$372,069
February 1, 2017 - February 28, 2017	41,184	55.39	—	$372,069
March 1, 2017 - March 31, 2017	—	—	—	$372,069
Total	41,184	$55.39	—
__________________________

(1)
Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards, and shares repurchased pursuant to the Company's publicly announced Stock Repurchase Program.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2017, December 31, 2016, and March 31, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017, December 31, 2016, and March 31, 2016, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements. *

_____________________
* Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	May 9, 2017	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Accounting Officer