Form 10-Q
period 2017-06-30
PACWEST BANCORP
filed 2017-08-08
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of July 27, 2017, there were 120,048,067 shares of the registrant's common stock outstanding, excluding 1,397,993 shares of unvested restricted stock.

PACWEST BANCORP
JUNE 30, 2017 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ALM	Asset Liability Management	FRB	Board of Governors of the Federal Reserve System
ASC	Accounting Standards Codification	FRBSF	Federal Reserve Bank of San Francisco
ASU	Accounting Standards Update	IRR	Interest Rate Risk
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013.	MBS	Mortgage-Backed Securities
BHCA	Bank Holding Company Act of 1956, as amended	MVE	Market Value of Equity
BOLI	Bank Owned Life Insurance	NII	Net Interest Income
CapitalSource Inc.	A company acquired on April 7, 2014	NIM	Net Interest Margin
CapitalSource Division	A division of Pacific Western Bank, formed at the closing of the CapitalSource Inc. merger	Non-PCI	Non-Purchased Credit Impaired
C&I	Commercial and Industrial	OREO	Other Real Estate Owned
CDI	Core Deposit Intangible Assets	PWEF	Pacific Western Equipment Finance, a leasing unit sold March 31, 2016
CET1	Common Equity Tier 1	PCI	Purchased Credit Impaired
CMOs	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Units
CRI	Customer Relationship Intangible Assets	S1AM	Square 1 Asset Management, Inc.
CUB	CU Bancorp	SBA	Small Business Administration
CU Bank	California United Bank	SEC	Securities and Exchange Commission
DBO	California Department of Business Oversight	Square 1	Square 1 Financial, Inc. (a company acquired on October 6, 2015)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Square 1 Bank Division	A division of Pacific Western Bank formed at the closing of the Square 1 acquisition
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration, and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		Tax Equivalent Net Interest Income	Net interest income adjusted for tax-equivalent adjustments related to tax-exempt income on municipal securities
FASB	Financial Accounting Standards Board	Tax Equivalent NIM	NIM adjusted for tax-equivalent adjustments related to tax-exempt income on municipal securities
FCAL	First California Financial Group, Inc. (a company acquired on May 31, 2013)	TDRs	Troubled Debt Restructurings
FDIC	Federal Deposit Insurance Corporation	TRSAs	Time-Based Restricted Stock Awards
FHLB	Federal Home Loan Bank of San Francisco	U.S. GAAP	U.S. Generally Accepted Accounting Principles

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$180,330	$337,965
Interest-earning deposits in financial institutions	107,150	81,705
Total cash and cash equivalents	287,480	419,670
Securities available-for-sale, at fair value	3,474,560	3,223,830
Federal Home Loan Bank stock, at cost	22,059	21,870
Total investment securities	3,496,619	3,245,700
Loans held for sale, at lower of cost or fair value	175,158	—
Gross loans and leases held for investment	15,609,180	15,520,537
Deferred fees, net	(65,723)	(64,583)
Allowance for loan and lease losses	(145,958)	(157,238)
Total loans and leases held for investment, net	15,397,499	15,298,716
Equipment leased to others under operating leases	203,212	229,905
Premises and equipment, net	29,108	38,594
Foreclosed assets, net	13,278	12,976
Deferred tax asset, net	70,354	94,112
Goodwill	2,173,949	2,173,949
Core deposit and customer relationship intangibles, net	30,237	36,366
Other assets	369,983	319,779
Total assets	$22,246,877	$21,869,767

LIABILITIES:
Noninterest-bearing deposits	$6,701,039	$6,659,016
Interest-bearing deposits	10,173,938	9,211,595
Total deposits	16,874,977	15,870,611
Borrowings	217,454	905,812
Subordinated debentures	445,743	440,744
Accrued interest payable and other liabilities	148,798	173,545
Total liabilities	17,686,972	17,390,712

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at June 30, 2017 and
December 31, 2016, 123,116,527 and 122,803,029 shares issued, respectively, including
1,400,254 and 1,476,132 shares of unvested restricted stock, respectively)	1,231	1,228
Additional paid-in capital	4,054,895	4,162,132
Retained earnings	537,968	366,073
Treasury stock, at cost (1,668,206 and 1,519,360 shares at June 30, 2017 and December 31, 2016)	(63,918)	(56,360)
Accumulated other comprehensive income, net	29,729	5,982
Total stockholders' equity	4,559,905	4,479,055
Total liabilities and stockholders' equity	$22,246,877	$21,869,767
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2017	2017	2016	2017	2016
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$234,618	$224,178	$224,326	$458,796	$460,701
Investment securities	24,689	23,039	22,420	47,728	44,967
Deposits in financial institutions	237	192	308	429	616
Total interest income	259,544	247,409	247,054	506,953	506,284
Interest expense:
Deposits	10,205	8,377	7,823	18,582	16,896
Borrowings	1,066	1,018	352	2,084	933
Subordinated debentures	5,800	5,562	5,122	11,362	10,104
Total interest expense	17,071	14,957	13,297	32,028	27,933
Net interest income	242,473	232,452	233,757	474,925	478,351
Provision for credit losses	11,499	24,728	13,903	36,227	34,043
Net interest income after provision for credit losses	230,974	207,724	219,854	438,698	444,308
Noninterest income:
Service charges on deposit accounts	3,510	3,758	3,633	7,268	7,489
Other commissions and fees	10,583	10,390	11,073	20,973	22,562
Leased equipment income	11,635	9,475	8,523	21,110	16,767
Gain on sale of loans and leases	649	712	388	1,361	633
Gain (loss) on sale of securities	1,651	(99)	478	1,552	8,588
FDIC loss sharing expense, net	—	—	(6,502)	—	(8,917)
Other income	7,254	10,878	4,528	18,132	9,538
Total noninterest income	35,282	35,114	22,121	70,396	56,660
Noninterest expense:
Compensation	65,288	64,880	62,174	130,168	123,239
Occupancy	11,811	11,608	12,193	23,419	24,825
Data processing	6,337	7,015	5,644	13,352	11,548
Other professional services	3,976	3,378	3,401	7,354	6,973
Insurance and assessments	4,856	4,791	4,951	9,647	9,916
Intangible asset amortization	3,065	3,064	4,371	6,129	9,117
Leased equipment depreciation	5,232	5,625	5,286	10,857	10,310
Foreclosed assets (income) expense, net	(157)	143	(3)	(14)	(564)
Acquisition, integration and reorganization costs	1,700	500	—	2,200	200
Loan expense	3,884	3,387	2,145	7,271	4,300
Other expense	11,715	12,153	9,919	23,868	20,905
Total noninterest expense	117,707	116,544	110,081	234,251	220,769
Earnings before income taxes	148,549	126,294	131,894	274,843	280,199
Income tax expense	(54,902)	(47,626)	(49,726)	(102,528)	(107,575)
Net earnings	$93,647	$78,668	$82,168	$172,315	$172,624

Earnings per share:
Basic	$0.77	$0.65	$0.68	$1.42	$1.42
Diluted	$0.77	$0.65	$0.68	$1.42	$1.42
Dividends declared per share	$0.50	$0.50	$0.50	$1.00	$1.00

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2017	2017	2016	2017	2016
	(Unaudited)
	(In thousands)
Net earnings	$93,647	$78,668	$82,168	$172,315	$172,624
Other comprehensive income (loss), net of tax:
Unrealized net holding gains on securities
available-for-sale arising during the period	30,340	11,184	56,514	41,524	99,607
Income tax expense related to net unrealized
holding gains arising during the period	(12,350)	(4,507)	(22,965)	(16,857)	(40,620)
Unrealized net holding gains on securities
available-for-sale, net of tax	17,990	6,677	33,549	24,667	58,987
Reclassification adjustment for net (gains) losses
included in net earnings (1)	(1,651)	99	(478)	(1,552)	(8,588)
Income tax expense (benefit) related to reclassification
adjustment	672	(40)	194	632	3,517
Reclassification adjustment for net (gains) losses
included in net earnings, net of tax	(979)	59	(284)	(920)	(5,071)
Other comprehensive income, net of tax	17,011	6,736	33,265	23,747	53,916
Comprehensive income	$110,658	$85,404	$115,433	$196,062	$226,540
___________________________________

(1)	Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2017
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2016	121,283,669	$1,228	$4,162,132	$366,073	$(56,360)	$5,982	$4,479,055
Cumulative effect of change in
accounting principle (1)	—	—	711	(420)	—	—	291
Net earnings	—	—	—	172,315	—	—	172,315
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	23,747	23,747
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	313,498	3	13,716	—	—	—	13,719
Restricted stock surrendered	(148,846)	—	—	—	(7,558)	—	(7,558)
Cash dividends paid	—	—	(121,664)	—	—	—	(121,664)
Balance, June 30, 2017	121,448,321	$1,231	$4,054,895	$537,968	$(63,918)	$29,729	$4,559,905
________________________

(1)	Impact due to adoption on January 1, 2017 of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$172,315	$172,624
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,980	16,522
Amortization of net premiums on securities available-for-sale	20,227	18,174
Amortization of intangible assets	6,129	9,117
Provision for credit losses	36,227	34,043
Gain on sale of foreclosed assets	(282)	(534)
Provision for losses on foreclosed assets	14	—
Gain on sale of loans and leases	(1,361)	(633)
Gain on sale of premises and equipment	(565)	(23)
Gain on sale of securities	(1,552)	(8,588)
Gain on BOLI death benefit	(1,050)	(538)
Unrealized gain on derivatives and foreign currencies, net	(253)	(569)
Earned stock compensation	13,719	11,600
Loss on sale of PWEF leasing unit	—	720
Tax effect included in stockholders' equity of restricted stock vesting	—	(3,683)
Decrease in accrued and deferred income taxes, net	7,823	68,466
Increase in other assets	(50,973)	(3,031)
Decrease in accrued interest payable and other liabilities	(31,195)	(40,683)
Net cash provided by operating activities	185,203	272,984

Cash flows from investing activities:
Net increase in loans and leases	(388,619)	(380,289)
Proceeds from sales of loans and leases	83,798	78,888
Proceeds from maturities and paydowns of securities available-for-sale	217,399	117,684
Proceeds from sales of securities available-for-sale	86,018	353,374
Purchases of securities available-for-sale	(532,849)	(177,644)
Net purchases of Federal Home Loan Bank stock	(189)	(4,504)
Proceeds from sales of foreclosed assets	1,281	6,602
Purchases of premises and equipment, net	(4,037)	(3,951)
Proceeds from sales of premises and equipment	10,306	24
Proceeds from sale of leasing unit	—	138,955
Proceeds from BOLI death benefit	2,478	3,034
Net decrease (increase) of equipment leased to others under operating leases	17,262	(16,060)
Net cash (used in) provided by investing activities	(507,152)	116,113

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	44,996	53,387
Net increase (decrease) in interest-bearing deposits	962,343	(569,414)
Net (decrease) increase in borrowings	(688,358)	298,324
Restricted stock surrendered	(7,558)	(4,416)
Tax effect included in stockholders' equity of restricted stock vesting	—	3,683
Cash dividends paid	(121,664)	(121,794)
Net cash provided by (used in) financing activities	189,759	(340,230)

Net (decrease) increase in cash and cash equivalents	(132,190)	48,867
Cash and cash equivalents, beginning of period	419,670	396,486
Cash and cash equivalents, end of period	$287,480	$445,353

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$30,478	$28,558
Cash paid for income taxes	118,878	44,908
Loans transferred to foreclosed assets	580	129
Transfers from loans held for investment to loans held for sale	175,158	—

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
We have completed 28 acquisitions from May 1, 2000 through June 30, 2017. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.
CU Bancorp Merger Announcement
On April 6, 2017, PacWest announced the signing of a definitive agreement and plan of merger (the "Agreement") whereby PacWest will acquire CUB in a transaction valued at approximately $705 million as of the announcement date.
CUB, headquartered in Los Angeles, California, is the parent of CU Bank, a California state-chartered non-member bank, with approximately $3.0 billion in assets and nine branches located in Los Angeles, Orange, Ventura, and San Bernardino counties at June 30, 2017. In connection with the acquisition, CU Bank will be merged into Pacific Western Bank, the principal operating subsidiary of PacWest.
The acquisition, which was approved by the PacWest and CUB boards of directors, is expected to close in the fourth quarter of 2017 and is subject to customary closing conditions, including obtaining approval by CUB’s shareholders and bank regulatory authorities.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounting Standard Adopted in 2017
Effective January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Accounting." ASU 2016-09 changed aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The recognition of excess tax benefits and tax deficiencies in the income statement was adopted prospectively. Income tax benefits of $1.0 million and $2.1 million were recognized during the three and six months ended June 30, 2017 as a result of the adoption of ASU 2016-09. We expect the requirements of ASU 2016-09 to result in fluctuations in our effective tax rate from period to period based upon the timing of share-based award vestings.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. On the condensed consolidated statements of earnings we are presenting a new line for "Loan expense", as that category has exceeded the disclosure materiality threshold, which previously had been included as part of "Other expense." Included in loan expense are costs related to servicing our loans including legal fees. Regarding time deposits disclosures, prior to 2017 we presented the categories as: (1) under $100,000, and (2) $100,000 or more, but now are using the current FDIC insurance limit of $250,000 and presenting the categories as: (1) $250,000 and under, and (2) over $250,000.

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
Our other intangible assets with definite lives include CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI as of June 30, 2017 is 4.9 years. The aggregate CDI and CRI amortization expense is expected to be $11.5 million for 2017. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $8.8 million for 2018, $6.7 million for 2019, $4.7 million for 2020, $3.0 million for 2021, and $1.7 million for 2022.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2017	2017	2016	2017	2016
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$64,187	$64,187	$93,824	$64,187	$95,524
Fully amortized portion	—	—	(17,311)	—	(17,311)
Reduction due to sale of PWEF leasing unit	—	—	—	—	(1,700)
Balance, end of period	64,187	64,187	76,513	64,187	76,513
Accumulated Amortization:
Balance, beginning of period	(30,885)	(27,821)	(45,687)	(27,821)	(42,304)
Amortization	(3,065)	(3,064)	(4,371)	(6,129)	(9,117)
Fully amortized portion	—	—	17,311	—	17,311
Reduction due to sale of PWEF leasing unit	—	—	—	—	1,363
Balance, end of period	(33,950)	(30,885)	(32,747)	(33,950)	(32,747)
Net CDI and CRI, end of period	$30,237	$33,302	$43,766	$30,237	$43,766

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	June 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$402,654	$4,318	$(2,652)	$404,320	$499,185	$6,222	$(2,964)	$502,443
Agency CMOs	132,494	1,698	(400)	133,792	145,258	1,528	(497)	146,289
Private label CMOs	157,187	3,372	(858)	159,701	122,707	4,199	(1,437)	125,469
Municipal securities	1,492,834	43,688	(1,968)	1,534,554	1,447,064	15,406	(6,011)	1,456,459
Agency commercial MBS	919,696	5,656	(7,142)	918,210	555,552	1,798	(9,658)	547,692
Corporate debt securities	17,000	2,185	—	19,185	47,100	680	(271)	47,509
Collateralized loan obligations	65,521	820	(40)	66,301	155,440	1,685	(238)	156,887
SBA securities	177,171	1,112	(227)	178,056	179,085	510	(750)	178,845
Asset-backed and other securities	59,856	685	(100)	60,441	62,264	358	(385)	62,237
Total	$3,424,413	$63,534	$(13,387)	$3,474,560	$3,213,655	$32,386	$(22,211)	$3,223,830
As of June 30, 2017, securities available-for-sale with a fair value of $430.2 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the three months ended June 30, 2017, we sold $41.4 million of securities available-for-sale for a gross realized gain of $1.7 million and a gross realized loss of $76,000. During the three months ended June 30, 2016, we sold $9.9 million of securities available-for-sale for a gross realized gain of $0.6 million and a gross realized loss of $0.1 million.
During the six months ended June 30, 2017, we sold $84.5 million of securities available-for-sale for a gross realized gain of $1.9 million and a gross realized loss of $379,000. During the six months ended June 30, 2016, we sold $344.8 million of securities available-for-sale for a gross realized gain of $9.5 million and a gross realized loss of $0.9 million.

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

	June 30, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$87,541	$(802)	$118,268	$(1,850)	$205,809	$(2,652)
Agency CMOs	20,041	(259)	11,446	(141)	31,487	(400)
Private label CMOs	63,938	(588)	21,851	(270)	85,789	(858)
Municipal securities	97,296	(1,968)	—	—	97,296	(1,968)
Agency commercial MBS	304,470	(5,643)	48,714	(1,499)	353,184	(7,142)
Collateralized loan obligations	9,662	(13)	6,930	(27)	16,592	(40)
SBA securities	55,951	(227)	—	—	55,951	(227)
Asset-backed and other securities	7,208	(73)	5,958	(27)	13,166	(100)
Total	$646,107	$(9,573)	$213,167	$(3,814)	$859,274	$(13,387)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$149,281	$(1,691)	$122,902	$(1,273)	$272,183	$(2,964)
Agency CMOs	44,111	(416)	25,316	(81)	69,427	(497)
Private label CMOs	49,067	(906)	30,155	(531)	79,222	(1,437)
Municipal securities	644,424	(6,011)	—	—	644,424	(6,011)
Agency commercial MBS	349,550	(9,658)	—	—	349,550	(9,658)
Corporate debt securities	29,829	(271)	—	—	29,829	(271)
Collateralized loan obligations	12,450	(37)	39,231	(201)	51,681	(238)
SBA securities	69,293	(407)	39,024	(343)	108,317	(750)
Asset-backed and other securities	18,213	(309)	7,851	(76)	26,064	(385)
Total	$1,366,218	$(19,706)	$264,479	$(2,505)	$1,630,697	$(22,211)
We reviewed the securities that were in a loss position at June 30, 2017, and concluded their losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2017
	Amortized	Fair
Maturity	Cost	Value
	(In thousands)
Due in one year or less	$12,649	$12,997
Due after one year through five years	255,563	259,332
Due after five years through ten years	1,005,595	1,013,932
Due after ten years	2,150,606	2,188,299
Total securities available-for-sale	$3,424,413	$3,474,560
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2017	2017	2016	2017	2016
	(In thousands)
Taxable interest	$13,517	$12,166	$11,406	$25,683	$22,802
Non-taxable interest	10,750	10,381	10,503	21,131	21,229
Dividend income	422	492	511	914	936
Total interest income on investment securities	$24,689	$23,039	$22,420	$47,728	$44,967

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
Loans Held for Sale
In the second quarter of 2017, we entered into two agreements to sell loans with balances totaling $175.2 million and the associated unfunded commitments of $19.3 million, primarily from our healthcare portfolios. The $175.2 million of loans were reported as loans held for sale at June 30, 2017 and the sales were completed in July. In connection with the transfer of loans to held for sale, we recognized $7.2 million in charge-offs related to our healthcare portfolio loans in order to record the loans at the lower of cost or fair value.
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	June 30, 2017			December 31, 2016
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$6,089,209	$65,950	$6,155,159	$5,635,675	$92,793	$5,728,468
Real estate construction and land	1,179,616	1,774	1,181,390	975,032	2,409	977,441
Commercial	7,869,706	4,479	7,874,185	8,426,236	12,994	8,439,230
Consumer	398,204	242	398,446	375,149	249	375,398
Total gross loans and leases held for
investment	15,536,735	72,445	15,609,180	15,412,092	108,445	15,520,537
Deferred fees, net	(65,704)	(19)	(65,723)	(64,562)	(21)	(64,583)
Total loans and leases held for investment,
net of deferred fees	15,471,031	72,426	15,543,457	15,347,530	108,424	15,455,954
Allowance for loan and lease losses	(138,879)	(7,079)	(145,958)	(143,755)	(13,483)	(157,238)
Total loans and leases held for
investment, net	$15,332,152	$65,347	$15,397,499	$15,203,775	$94,941	$15,298,716

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non‑PCI Loans and Leases Held for Investment
The following tables present an aging analysis of our Non‑PCI loans and leases held for investment by portfolio segment and class as of the dates indicated:

	June 30, 2017
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$4,421	$4,008	$8,429	$4,379,267	$4,387,696
Residential	444	1,898	2,342	1,681,760	1,684,102
Total real estate mortgage	4,865	5,906	10,771	6,061,027	6,071,798
Real estate construction and land:
Commercial	—	—	—	690,058	690,058
Residential	—	—	—	473,282	473,282
Total real estate construction and land	—	—	—	1,163,340	1,163,340
Commercial:
Cash flow	1,360	10,040	11,400	2,819,212	2,830,612
Asset-based	—	203	203	2,391,921	2,392,124
Venture capital	23,171	6,531	29,702	1,971,679	2,001,381
Equipment finance	690	169	859	612,691	613,550
Total commercial	25,221	16,943	42,164	7,795,503	7,837,667
Consumer	298	44	342	397,884	398,226
Total (1)	$30,384	$22,893	$53,277	$15,417,754	$15,471,031
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.

	December 31, 2016
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$8,590	$3,303	$11,893	$4,341,740	$4,353,633
Residential	5,694	1,999	7,693	1,256,630	1,264,323
Total real estate mortgage	14,284	5,302	19,586	5,598,370	5,617,956
Real estate construction and land:
Commercial	—	—	—	578,838	578,838
Residential	364	—	364	383,637	384,001
Total real estate construction and land	364	—	364	962,475	962,839
Commercial:
Cash flow	191	1,821	2,012	3,105,380	3,107,392
Asset-based	1,500	2	1,502	2,607,543	2,609,045
Venture capital	13,589	5,769	19,358	1,963,798	1,983,156
Equipment finance	1,417	3,051	4,468	687,499	691,967
Total commercial	16,697	10,643	27,340	8,364,220	8,391,560
Consumer	224	—	224	374,951	375,175
Total	$31,569	$15,945	$47,514	$15,300,016	$15,347,530

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
The following table presents our nonaccrual and performing Non‑PCI loans and leases held for investment by portfolio segment and class as of the dates indicated:

	June 30, 2017 (1)			December 31, 2016
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$65,599	$4,322,097	$4,387,696	$62,454	$4,291,179	$4,353,633
Residential	5,229	1,678,873	1,684,102	6,881	1,257,442	1,264,323
Total real estate mortgage	70,828	6,000,970	6,071,798	69,335	5,548,621	5,617,956
Real estate construction and land:
Commercial	—	690,058	690,058	—	578,838	578,838
Residential	—	473,282	473,282	364	383,637	384,001
Total real estate construction and land	—	1,163,340	1,163,340	364	962,475	962,839
Commercial:
Cash flow	43,169	2,787,443	2,830,612	53,908	3,053,484	3,107,392
Asset-based	1,718	2,390,406	2,392,124	2,118	2,606,927	2,609,045
Venture capital	25,278	1,976,103	2,001,381	11,687	1,971,469	1,983,156
Equipment finance	31,111	582,439	613,550	32,848	659,119	691,967
Total commercial	101,276	7,736,391	7,837,667	100,561	8,290,999	8,391,560
Consumer	472	397,754	398,226	339	374,836	375,175
Total	$172,576	$15,298,455	$15,471,031	$170,599	$15,176,931	$15,347,530
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.
At June 30, 2017, nonaccrual loans and leases totaled $172.6 million and included $22.9 million of loans and leases 90 or more days past due, $3.2 million of loans and leases 30 to 89 days past due, and $146.5 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $170.6 million at December 31, 2016, including $15.9 million of the loans and leases 90 or more days past due, $3.0 million of loans and leases 30 to 89 days past due, and $151.7 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of June 30, 2017, our ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $141.3 million and represented 81.9% of total Non-PCI nonaccrual loans and leases. The largest of these relationships had an aggregate carrying value of $46.5 million and is a healthcare real estate loan secured by a continuing care retirement facility that migrated to nonaccrual status during the third quarter of 2016 due to weak operating performance and cash flow difficulties.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit risk rating categories for Non‑PCI loans and leases held for investment by portfolio segment and class as of the dates indicated. Nonclassified loans and leases are those with a credit risk rating of either pass or special mention, while classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2017 (1)			December 31, 2016
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Commercial	$120,336	$4,267,360	$4,387,696	$99,641	$4,253,992	$4,353,633
Residential	9,446	1,674,656	1,684,102	17,540	1,246,783	1,264,323
Total real estate mortgage	129,782	5,942,016	6,071,798	117,181	5,500,775	5,617,956
Real estate construction and land:
Commercial	—	690,058	690,058	409	578,429	578,838
Residential	—	473,282	473,282	364	383,637	384,001
Total real estate construction and land	—	1,163,340	1,163,340	773	962,066	962,839
Commercial:
Cash flow	100,652	2,729,960	2,830,612	177,661	2,929,731	3,107,392
Asset-based	18,313	2,373,811	2,392,124	28,112	2,580,933	2,609,045
Venture capital	59,479	1,941,902	2,001,381	52,646	1,930,510	1,983,156
Equipment finance	31,111	582,439	613,550	32,848	659,119	691,967
Total commercial	209,555	7,628,112	7,837,667	291,267	8,100,293	8,391,560
Consumer	640	397,586	398,226	424	374,751	375,175
Total	$339,977	$15,131,054	$15,471,031	$409,645	$14,937,885	$15,347,530
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.
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
Non‑PCI nonaccrual loans and leases and performing troubled debt restructured loans are considered impaired for reporting purposes. Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions, and debt forgiveness, or a combination thereof. The following table presents the composition of our impaired loans and leases held for investment as of the dates indicated:

	June 30, 2017 (1)			December 31, 2016
		Performing	Total		Performing	Total
	Nonaccrual	Troubled	Impaired	Nonaccrual	Troubled	Impaired
	Loans	Debt	Loans	Loans	Debt	Loans
	and	Restructured	and	and	Restructured	and
	Leases	Loans	Leases	Leases	Loans	Leases
	(In thousands)
Real estate mortgage	$70,828	$47,071	$117,899	$69,335	$54,750	$124,085
Real estate construction and land	—	5,840	5,840	364	6,893	7,257
Commercial	101,276	2,867	104,143	100,561	3,157	103,718
Consumer	472	132	604	339	152	491
Total	$172,576	$55,910	$228,486	$170,599	$64,952	$235,551
___________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our Non‑PCI impaired loans and leases held for investment by portfolio segment and class as of and for the dates indicated:

	June 30, 2017 (1)			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$17,591	$19,399	$894	$63,325	$65,031	$6,266
Residential	3,253	3,406	521	8,424	8,612	585
Real estate construction and land:
Residential	—	—	—	213	213	—
Commercial:
Cash flow	31,497	39,610	7,018	51,272	52,910	12,474
Asset-based	3,181	3,190	304	4,395	4,861	2,144
Venture capital	17,135	17,331	4,242	5,821	5,880	3,294
Equipment finance	—	—	—	1,524	4,636	—
Consumer	485	482	333	270	280	170
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$91,691	$101,065		$44,557	$51,402
Residential	5,364	5,753		7,779	8,940
Real estate construction and land:
Commercial	5,840	5,837		6,680	6,680
Residential	—	—		364	366
Commercial:
Cash flow	11,837	17,272		2,852	5,939
Asset-based	1,239	2,482		664	1,652
Venture capital	8,143	20,940		5,866	8,939
Equipment finance	31,111	53,256		31,324	53,319
Consumer	119	192		221	292
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$117,899	$129,623	$1,415	$124,085	$133,985	$6,851
Real estate construction and land	5,840	5,837	—	7,257	7,259	—
Commercial	104,143	154,081	11,564	103,718	138,136	17,912
Consumer	604	674	333	491	572	170
Total	$228,486	$290,215	$13,312	$235,551	$279,952	$24,933
___________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,
	2017 (2)		2016
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$17,591	$214	$26,853	$258
Residential	3,253	14	2,160	14
Real estate construction and land:
Residential	—	—	740	4
Commercial:
Cash flow	31,496	2	26,356	9
Asset-based	2,771	32	2,352	10
Venture capital	11,400	—	693	—
Equipment finance	—	—	50,390	—
Consumer	239	2	359	3
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$90,778	$742	$51,378	$778
Residential	5,365	15	7,908	46
Real estate construction and land:
Commercial	5,840	70	6,758	56
Commercial:
Cash flow	11,687	15	12,512	1
Asset-based	1,239	12	3,178	42
Venture capital	6,045	—	—	—
Equipment finance	30,593	—	—	—
Consumer	120	—	82	—
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$116,987	$985	$88,299	$1,096
Real estate construction and land	5,840	70	7,498	60
Commercial	95,231	61	95,481	62
Consumer	359	2	441	3
Total	$218,417	$1,118	$191,719	$1,221
_________________________

(1)	For Non-PCI loans and leases reported as impaired at June 30, 2017 and 2016, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

(2)	Excludes loans held for sale carried at lower of cost or fair value.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2017 (2)		2016
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$17,591	$425	$23,959	$516
Residential	3,252	27	1,609	22
Real estate construction and land:
Residential	—	—	740	8
Commercial:
Cash flow	31,496	3	17,914	18
Asset-based	2,376	60	2,289	18
Venture capital	6,900	—	347	—
Equipment finance	—	—	48,914	—
Consumer	213	4	336	6
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$89,107	$1,289	$52,810	$968
Residential	5,334	29	6,796	60
Real estate construction and land:
Commercial	5,840	140	6,758	112
Commercial:
Cash flow	8,581	20	12,432	2
Asset-based	1,239	24	2,710	71
Venture capital	4,276	—	—	—
Equipment finance	30,423	—	—	—
Consumer	120	—	82	1
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$115,284	$1,770	$85,174	$1,566
Real estate construction and land	5,840	140	7,498	120
Commercial	85,291	107	84,606	109
Consumer	333	4	418	7
Total	$206,748	$2,021	$177,696	$1,802
_________________________

(1)	For Non-PCI loans and leases reported as impaired at June 30, 2017 and 2016, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

(2)	Excludes loans held for sale carried at lower of cost or fair value.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present additions to our troubled debt restructurings of Non-PCI loans held for investment for the periods indicated:

	Three Months Ended June 30,
	2017			2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	3	$1,465	$1,465	1	$1,000	$1,000
Residential	3	720	437	5	4,878	4,878
Real estate construction and land:
Residential	1	362	—	—	—	—
Commercial:
Cash flow	7	16,788	16,789	6	30,300	30,300
Asset-based	3	1,165	1,165	2	1,504	1,504
Venture capital	2	92	92	—	—	—
Equipment finance	—	—	—	4	1,624	—
Consumer	—	—	—	2	738	30
Total	19	$20,592	$19,948	20	$40,044	$37,712

	Six Months Ended June 30,
	2017			2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	4	$1,529	$1,465	5	$4,140	$4,140
Residential	5	762	479	6	5,043	5,043
Real estate construction and land:
Residential	1	362	—	—	—	—
Commercial:
Cash flow	9	16,894	16,895	10	30,557	30,557
Asset-based	5	1,778	1,778	4	2,133	2,133
Venture capital	5	13,157	13,157	—	—	—
Equipment finance	—	—	—	6	4,284	2,660
Consumer	1	97	97	3	798	90
Total	30	$34,579	$33,871	34	$46,955	$44,623

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present troubled debt restructurings of Non-PCI loans held for investment that subsequently defaulted for the periods indicated:

	Three Months Ended June 30,
	2017		2016
Troubled Debt Restructurings	Number	Recorded	Number	Recorded
That Subsequently Defaulted	of Loans	Investment(1)	of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—	2	$2,572
Commercial:
Equipment finance	—	—	1	39,912	(3)
Total	—	$—	3	$42,484	(2)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the 12-month period ended June 30, 2017, the population of defaulted restructured loans includes only those loans restructured after June 30, 2016. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at June 30, 2016, and there were no charge-offs.

(3)
The term of the modification for this loan expired in the second quarter of 2016 and was not renewed until the third quarter of 2016. Thus, the loan was in payment default under the loan's original terms at June 30, 2016. The modified terms were extended an additional six months in April 2017.

	Six Months Ended June 30,
	2017		2016
Troubled Debt Restructurings	Number	Recorded	Number	Recorded
That Subsequently Defaulted	of Loans	Investment(1)	of Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—	2	$2,572
Commercial:
Equipment finance	—	—	1	39,912	(3)
Total	—	$—	3	$42,484	(2)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the 12-month period ended June 30, 2017, the population of defaulted restructured loans includes only those loans restructured after June 30, 2016. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at June 30, 2016, and there were no charge-offs.

(3)
The term of the modification for this loan expired in the second quarter of 2016 and was not renewed until the third quarter of 2016. Thus, the loan was in payment default under the loan's original terms at June 30, 2016. The modified terms were extended an additional six months in April 2017.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases held for investment and PCI loans held for investment for the periods indicated:

	Three Months Ended June 30, 2017
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$35,368	$10,476	$102,134	$1,848	$149,826	$11,481	$161,307
Charge-offs	(142)	—	(22,696)	(113)	(22,951)	(3,459)	(26,410)
Recoveries	20	9	1,953	22	2,004	58	2,062
Provision (negative provision)	1,876	833	6,973	318	10,000	(1,001)	8,999
Balance, end of period	$37,122	$11,318	$88,364	$2,075	$138,879	$7,079	$145,958

	Six Months Ended June 30, 2017
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$37,765	$10,045	$93,853	$2,092	$143,755	$13,483	$157,238
Charge-offs	(1,686)	—	(41,981)	(212)	(43,879)	(5,689)	(49,568)
Recoveries	250	17	4,401	75	4,743	58	4,801
Provision (negative provision)	793	1,256	32,091	120	34,260	(773)	33,487
Balance, end of period	$37,122	$11,318	$88,364	$2,075	$138,879	$7,079	$145,958

Ending Allowance by
Impairment Methodology:
Individually evaluated for
impairment	$1,415	$—	$11,564	$333	$13,312
Collectively evaluated for
impairment	$35,707	$11,318	$76,800	$1,742	$125,567
Acquired loans with
deteriorated credit quality						$7,079

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for
impairment	$117,441	$5,840	$104,008	$485	$227,774
Collectively evaluated for
impairment	5,954,357	1,157,500	7,733,659	397,741	15,243,257
Acquired loans with
deteriorated credit quality						$72,426
Ending balance	$6,071,798	$1,163,340	$7,837,667	$398,226	$15,471,031	$72,426	$15,543,457

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$29,099	$6,876	$83,957	$875	$120,807	$9,554	$130,361
Charge-offs	(866)	—	(655)	(191)	(1,712)	(168)	(1,880)
Recoveries	939	6	312	23	1,280	—	1,280
Provision	159	971	9,790	705	11,625	1,903	13,528
Balance, end of period	$29,331	$7,853	$93,404	$1,412	$132,000	$11,289	$143,289

	Six Months Ended June 30, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$36,654	$7,137	$61,082	$661	$105,534	$9,577	$115,111
Charge-offs	(1,603)	—	(4,700)	(782)	(7,085)	(331)	(7,416)
Recoveries	1,938	158	626	39	2,761	—	2,761
Provision (negative provision)	(7,658)	558	36,396	1,494	30,790	2,043	32,833
Balance, end of period	$29,331	$7,853	$93,404	$1,412	$132,000	$11,289	$143,289

Ending Allowance by
Impairment Methodology:
Individually evaluated for
impairment	$1,230	$16	$27,624	$186	$29,056
Collectively evaluated for
impairment	$28,101	$7,837	$65,780	$1,226	$102,944
Acquired loans with
deteriorated credit quality						$11,289

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for
impairment	$92,284	$7,498	$98,247	$394	$198,423
Collectively evaluated for
impairment	5,471,096	688,735	7,934,086	212,240	14,306,157
Acquired loans with
deteriorated credit quality						$136,880
Ending balance	$5,563,380	$696,233	$8,032,333	$212,634	$14,504,580	$136,880	$14,641,460

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
The Non-PCI allowance for credit losses is the combination of the Non-PCI allowance for loan and lease losses and the Non-PCI reserve for unfunded loan commitments. The Non-PCI reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The following tables present a summary of the activity in the Non-PCI allowance for loan and lease losses, Non-PCI reserve for unfunded loan commitments, and PCI allowance for loan losses for the periods indicated:

	Three Months Ended June 30, 2017
	Non-PCI	Non-PCI
	Allowance	Reserve for	Non-PCI	PCI	Total
	for Loan	Unfunded	Allowance	Allowance	Allowance
	and Lease	Loan	for Credit	for Loan	for Credit
	Losses	Commitments	Losses	Losses	Losses
	(In thousands)
Balance, beginning of period	$149,826	$17,763	$167,589	$11,481	$179,070
Charge-offs	(22,951)	—	(22,951)	(3,459)	(26,410)
Recoveries	2,004	—	2,004	58	2,062
Net charge-offs	(20,947)	—	(20,947)	(3,401)	(24,348)
Provision (negative provision)	10,000	2,500	12,500	(1,001)	11,499
Balance, end of period	$138,879	$20,263	$159,142	$7,079	$166,221

	Six Months Ended June 30, 2017
	Non-PCI	Non-PCI
	Allowance	Reserve for	Non-PCI	PCI	Total
	for Loan	Unfunded	Allowance	Allowance	Allowance
	and Lease	Loan	for Credit	for Loan	for Credit
	Losses	Commitments	Losses	Losses	Losses
	(In thousands)
Balance, beginning of period	$143,755	$17,523	$161,278	$13,483	$174,761
Charge-offs	(43,879)	—	(43,879)	(5,689)	(49,568)
Recoveries	4,743	—	4,743	58	4,801
Net charge-offs	(39,136)	—	(39,136)	(5,631)	(44,767)
Provision (negative provision)	34,260	2,740	37,000	(773)	36,227
Balance, end of period	$138,879	$20,263	$159,142	$7,079	$166,221

	Three Months Ended June 30, 2016
	Non-PCI	Non-PCI
	Allowance	Reserve for	Non-PCI	PCI	Total
	for Loan	Unfunded	Allowance	Allowance	Allowance
	and Lease	Loan	for Credit	for Loan	for Credit
	Losses	Commitments	Losses	Losses	Losses
	(In thousands)
Balance, beginning of period	$120,807	$17,569	$138,376	$9,554	$147,930
Charge-offs	(1,712)	—	(1,712)	(168)	(1,880)
Recoveries	1,280	—	1,280	—	1,280
Net charge-offs	(432)	—	(432)	(168)	(600)
Provision	11,625	375	12,000	1,903	13,903
Balance, end of period	$132,000	$17,944	$149,944	$11,289	$161,233

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2016
	Non-PCI	Non-PCI
	Allowance	Reserve for	Non-PCI	PCI	Total
	for Loan	Unfunded	Allowance	Allowance	Allowance
	and Lease	Loan	for Credit	for Loan	for Credit
	Losses	Commitments	Losses	Losses	Losses
	(In thousands)
Balance, beginning of period	$105,534	$16,734	$122,268	$9,577	$131,845
Charge-offs	(7,085)	—	(7,085)	(331)	(7,416)
Recoveries	2,761	—	2,761	—	2,761
Net charge-offs	(4,324)	—	(4,324)	(331)	(4,655)
Provision	30,790	1,210	32,000	2,043	34,043
Balance, end of period	$132,000	$17,944	$149,944	$11,289	$161,233
NOTE 5.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	June 30,	December 31,
Property Type	2017	2016
	(In thousands)
Construction and land development	$11,443	$11,224
Multi‑family	—	652
Commercial real estate	65	—
Single family residence	1,018	—
Total other real estate owned, net	12,526	11,876
Other foreclosed assets	752	1,100
Total foreclosed assets, net	$13,278	$12,976
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2016	$12,976
Transfers to foreclosed assets from loans	580
Other additions	735
Provision for losses	(14)
Reductions related to sales	(999)
Balance, June 30, 2017	$13,278

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$454	6.78%	$812	6.41%
FHLB secured advances	85,000	1.09%	735,000	0.59%
FHLB unsecured overnight advance	132,000	1.09%	130,000	0.55%
American Financial Exchange borrowings	—	—%	40,000	0.81%
Total borrowings	$217,454		$905,812
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of June 30, 2017, this debt had a weighted average remaining maturity of 2.1 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of June 30, 2017 of $2.9 billion, collateralized by a blanket lien on $4.2 billion of certain qualifying loans not pledged to the FRBSF. As of June 30, 2017, the balance outstanding was an $85.0 million overnight advance. As of December 31, 2016, the balance outstanding was $735.0 million, which consisted of a $435.0 million overnight advance and a $300.0 million one-month advance with a January 23, 2017 maturity date.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2017, the Bank had secured borrowing capacity of $2.2 billion collateralized by liens covering $3.0 billion of certain qualifying loans. As of June 30, 2017 and December 31, 2016, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $132.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which $132.0 million was outstanding at June 30, 2017. At December 31, 2016, the balance outstanding was $130.0 million.
Federal Funds Arrangements with Commercial Banks. As of June 30, 2017, the Bank had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2017 and December 31, 2016, there were no balances outstanding. The Bank is a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2017, there was no balance outstanding. At December 31, 2016, the balance outstanding was $40.0 million, which consisted of a $26.0 million overnight borrowing and a $14.0 million one-month borrowing with a January 20, 2017 maturity date.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	June 30, 2017		December 31, 2016		Date	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	4.37%	$10,310	4.09%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	4.30%	10,310	4.01%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	4.22%	5,155	3.95%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	3.92%	61,856	3.64%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	2.94%	20,619	2.65%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	2.85%	16,495	2.56%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	2.80%	10,310	2.51%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	3.20%	82,475	2.91%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	3.12%	128,866	2.84%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	3.12%	51,545	2.84%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	3.12%	51,550	2.84%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	29,417	1.72%	27,185	1.74%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	3.12%	16,470	2.84%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	3.12%	6,650	2.84%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	3.12%	39,177	2.84%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	541,205		538,973
Unamortized discount (2)	(95,462)		(98,229)
Net subordinated debentures	$445,743		$440,744
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on subordinated debentures assumed in acquisitions.
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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	June 30,	December 31,
	2017	2016
	(In thousands)
Loan commitments to extend credit	$4,926,743	$4,166,703
Standby letters of credit	234,927	211,398
Total	$5,161,670	$4,378,101
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The increase in loan commitments to extend credit is primarily a result of the continued growth of our construction and venture capital portfolios in 2017.
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
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of June 30, 2017 and December 31, 2016, we had commitments to contribute capital to these entities totaling $36.6 million and $26.6 million. We also had commitments to contribute up to an additional $2.6 million and $2.8 million to private equity funds at June 30, 2017 and December 31, 2016.
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
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	June 30, 2017
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$404,320	$—	$404,320	$—
Agency CMOs	133,792	—	133,792	—
Private label CMOs	159,701	—	100,162	59,539
Municipal securities	1,534,554	—	1,534,554	—
Agency commercial MBS	918,210	—	918,210	—
Corporate debt securities	19,185	—	19,185	—
Collateralized loan obligations	66,301	—	66,301	—
SBA securities	178,056	—	178,056	—
Asset-backed and other securities	60,441	3,721	49,957	6,763
Total securities available-for-sale	3,474,560	3,721	3,404,537	66,302
Equity warrants	5,452	—	—	5,452
Other derivative assets	235	—	235	—
Total recurring assets	$3,480,247	$3,721	$3,404,772	$71,754
Derivative liabilities	$2,235	$—	$2,235	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2016
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$502,443	$—	$502,443	$—
Agency CMOs	146,289	—	146,289	—
Private label CMOs	125,469	—	68,567	56,902
Municipal securities	1,456,459	—	1,456,459	—
Agency commercial MBS	547,692	—	547,692	—
Corporate debt securities	47,509	—	47,509	—
Collateralized loan obligations	156,887	—	156,887	—
SBA securities	178,845	—	178,845	—
Asset-backed and other securities	62,237	2,080	51,784	8,373
Total securities available-for-sale	3,223,830	2,080	3,156,475	65,275
Equity warrants	5,497	—	—	5,497
Other derivative assets	694	—	694	—
Total recurring assets	$3,230,021	$2,080	$3,157,169	$70,772
Derivative liabilities	$3,285	$—	$3,285	$—
During the six months ended June 30, 2017, there were no transfers of assets between Level 1 and Level 2, and there were no transfers of assets in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	June 30, 2017
	Private Label CMOs		Asset-Backed Securities (1)
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input	Input
Voluntary annual prepayment speeds	2.7% - 23.9%	11.5%	5.0%
Annual default rates	0.1% - 14.1%	2.2%	1.0%
Loss severity rates	3.8% - 132.7%	50.4%	10.0%
Discount rates	1.4% - 9.8%	4.2%	3.5%
_________________________________

(1)	There was only one asset-backed security at June 30, 2017.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

June 30, 2017
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	17.3%
Risk-free interest rate	1.7%
Remaining life assumption (in years)	3.7
The following table summarizes activity for our Level 3 private label CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed	Equity
	Label CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2016	$56,902	$8,373	$5,497
Total included in earnings	2,230	59	969
Total included in other comprehensive income	(887)	(75)	—
Purchases	18,643	—	—
Issuances	—	—	535
Sales	(4,732)	—	(1,549)
Net settlements	(12,617)	(1,594)	—
Balance, June 30, 2017	$59,539	$6,763	$5,452
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	June 30, 2017
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$80,495	$—	$6,575	$73,920
Loans held for sale	175,880	—	175,880	—
Total non-recurring	$256,375	$—	$182,455	$73,920

	Fair Value Measurement as of
	December 31, 2016
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$149,749	$—	$1,661	$148,088
OREO	11,224	—	11,224	—
Investments carried at cost	242	—	—	242
Total non-recurring	$161,215	$—	$12,885	$148,330

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
Losses on Assets	June 30,		June 30,
Measured on a Non‑Recurring Basis	2017	2016	2017	2016
	(In thousands)
Impaired Non‑PCI loans	$9,435	$603	$17,250	$16,779
Loans held for sale	7,198	—	7,198	—
OREO	14	—	14	—
Total losses	$16,647	$603	$24,462	$16,779
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	June 30, 2017
		Valuation	Unobservable		Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired Non-PCI loans	$65,157	Discounted cash flows	Discount rates	0% - 8.50%	6.47%
	8,763	Third party appraisals	No discounts
Total non-recurring Level 3	$73,920
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$180,330	$180,330	$180,330	$—	$—
Interest‑earning deposits in financial institutions	107,150	107,150	107,150	—	—
Securities available‑for‑sale	3,474,560	3,474,560	3,721	3,404,537	66,302
Investment in FHLB stock	22,059	22,059	—	22,059	—
Investments carried at cost	1,158	11,719	—	—	11,719
Loans held for sale	175,158	175,880	—	175,880	—
Loans and leases held for investment, net	15,397,499	15,611,222	—	6,575	15,604,647
Equity warrants	5,452	5,452	—	—	5,452
Other derivative assets	235	235	—	235	—

Financial Liabilities:
Demand, interest checking, money market,
and savings deposits	14,546,898	14,546,898	—	14,546,898	—
Time deposits	2,328,079	2,318,904	—	2,318,904	—
Borrowings	217,454	217,461	217,000	461	—
Subordinated debentures	445,743	429,366	—	429,366	—
Derivative liabilities	2,235	2,235	—	2,235	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$337,965	$337,965	$337,965	$—	$—
Interest‑earning deposits in financial institutions	81,705	81,705	81,705	—	—
Securities available‑for‑sale	3,223,830	3,223,830	2,080	3,156,475	65,275
Investment in FHLB stock	21,870	21,870	—	21,870	—
Investments carried at cost	1,416	3,843	—	—	3,843
Loans and leases held for investment, net	15,298,716	15,494,808	—	1,661	15,493,147
Equity warrants	5,497	5,497	—	—	5,497
Other derivative assets	694	694	—	694	—

Financial Liabilities:
Demand, interest checking, money market,
and savings deposits	13,698,321	13,698,321	—	13,698,321	—
Time deposits	2,172,290	2,166,187	—	2,166,187	—
Borrowings	905,812	905,838	591,000	314,838	—
Subordinated debentures	440,744	424,507	—	424,507	—
Derivative liabilities	3,285	3,285	—	3,285	—
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value, with fair value adjustments recorded on a nonrecurring basis. The loans held for sale at June 30, 2017 consisted primarily of healthcare loans, and the fair value of these loans was based on sale agreements which we entered into during the second quarter of 2017. Loans held for sale which are under contract for sale are considered Level 2 in the fair value hierarchy.
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2017, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9. EARNINGS PER SHARE
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2017	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$93,647	$78,668	$82,168	$172,315	$172,624
Less: Earnings allocated to unvested restricted stock(1)	(1,080)	(999)	(863)	(2,082)	(1,933)
Net earnings allocated to common shares	$92,567	$77,669	$81,305	$170,233	$170,691

Weighted-average basic shares and unvested restricted
stock outstanding	121,422	121,346	121,799	121,384	121,698
Less: Weighted-average unvested restricted stock
outstanding	(1,455)	(1,503)	(1,481)	(1,479)	(1,436)
Weighted-average basic shares outstanding	119,967	119,843	120,318	119,905	120,262

Basic earnings per share	$0.77	$0.65	$0.68	$1.42	$1.42

Diluted Earnings Per Share:
Net earnings allocated to common shares	$92,567	$77,669	$81,305	$170,233	$170,691

Weighted-average basic shares outstanding	119,967	119,843	120,318	119,905	120,262

Diluted earnings per share	$0.77	$0.65	$0.68	$1.42	$1.42
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
NOTE 10. STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of June 30, 2017, the 2017 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of June 30, 2017, there were 3,852,150 shares available for grant under the 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $6.6 million, $6.5 million, and $6.0 million for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016 and, $13.1 million and $11.0 million for the six months ended June 30, 2017 and 2016. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of June 30, 2017 totaled $53.6 million.
Time-Based Restricted Stock Awards
At June 30, 2017, there were 1,400,254 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans (the "Plans"). The TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Performance-Based Restricted Stock Units
At June 30, 2017, there were 239,025 unvested PRSUs outstanding. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding under the Plans until they vest. PRSUs are granted and initially expensed based on a target number. The number of awards that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU's is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable.
NOTE 11.  RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017, while earlier application is permitted only for annual and interim periods beginning after December 31, 2016. The Company has completed the assessment phase of implementing this new standard. In the assessment phase, the Company determined which revenue streams are within the scope and those that are excluded from the scope of the new standard. Substantially all of the Company's revenues are excluded from the scope of the new standard. For the revenue streams determined to be within the scope of the new standard, the Company examined a sample of customer contracts to determine the appropriate accounting for those contracts under the new standard. The Company has evaluated the need for any accounting or operational changes related to implementing the requirements of the new standard and has made some operational changes as needed. The Company will use the cumulative effect transition method and does not expect the provisions of ASU 2014-09 to have a material impact on our consolidated financial statements other than additional disclosure requirements. The Company will adopt this standard effective January 1, 2018.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which, among other things, requires lessees to recognize most leases on-balance sheet, which will result in an increase in their reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method for all entities. The Company has begun to assess the impact of the new standard on its financial statements and related disclosures and is currently evaluating the existing lease portfolio. The impact to the Company will be primarily related to leased office space.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which significantly changes the way entities recognize impairment of many financial assets. Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the current expected credit loss ("CECL") model, the new standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The Company has selected a software solution to assist in meeting the requirements of ASU 2016-13. The Company has developed an implementation plan and has selected a third-party vendor to assist with the assessment and design phase of the project. ASU 2016-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial position or results of operations.
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
In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 210-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the premium amortization period for purchased non-contingently callable debt securities. ASU 2017-08 is effective for interim and annual periods in fiscal years beginning after December 15, 2018. Early adoption is permitted for annual or interim periods. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The Company does not expect ASU 2017-08 to have a material impact on its financial condition or results of operations.
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies what constitutes a modification of a share-based payment award. ASU 2017-09 is effective for interim and annual periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is evaluating the effect that ASU 2017-09 will have on its financial statements and related disclosures.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12. SUBSEQUENT EVENTS
Common Stock Dividends
On August 1, 2017, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on August 31, 2017 to stockholders of record at the close of business on August 21, 2017.
We have evaluated events that have occurred subsequent to June 30, 2017 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our pending acquisition of CUB, capital management, including reducing excess capital, intentions to expand the Bank’s lending business; net interest income, net interest margin, allowance for loan and lease losses, deposit growth, loan and lease portfolio growth and production, liquidity, profitability, goodwill and intangible assets, interest rate risk management, and effective tax rates. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•
our ability to complete future acquisitions, including the pending CUB acquisition, and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;

•	our ability to obtain regulatory approvals and meet other closing conditions to the pending CUB acquisition on the expected terms and schedule;

•	changes in our stock price before completion of the pending CUB acquisition, including as a result of the financial performance of the Company or CUB prior to closing;

•	the reaction to the pending CUB acquisition of the companies' customers, employees and counterparties;

•	our ability to compete effectively against other financial service providers in our markets;

•	the effect of the current low interest rate environment or impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolios;

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
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2017, accounted for 87.1% of our net revenues (net interest income plus noninterest income).
At June 30, 2017, we had total assets of $22.2 billion, including $15.5 billion of loans and leases held for investment, net of deferred fees, $175.2 million of loans held for sale, and $3.5 billion of securities available-for-sale, compared to $21.9 billion of total assets, including $15.5 billion of loans and leases held for investment, net of deferred fees, and $3.2 billion of securities available-for-sale at December 31, 2016. Total assets increased $377.1 million during the six months ended June 30, 2017 due to increases in loans and leases and securities available-for-sale, offset partially by a decrease in cash and cash equivalents.
At June 30, 2017, we had total liabilities of $17.7 billion, including total deposits of $16.9 billion and borrowings of $217.5 million, compared to $17.4 billion of total liabilities, including $15.9 billion of total deposits and $905.8 million of borrowings at December 31, 2016. The $296.3 million increase in total liabilities since year-end was due to a $693.7 million increase in core deposits, a $154.8 million increase in non-core non-maturity deposits, and a $155.8 million increase in time deposits, offset partially by a $688.4 million decrease in borrowings, primarily overnight FHLB advances. At June 30, 2017, core deposits totaled $13.2 billion, or 78% of total deposits, and time deposits totaled $2.3 billion, or 14% of total deposits.

Recent Events
Loan Sales and Loans Held for Sale
In the second quarter of 2017, we sold $46.0 million of loans consisting primarily of loans from our healthcare portfolios. Additionally, we entered into two agreements to sell loans with balances totaling $175.2 million and the associated unfunded commitments of $19.3 million, primarily from our healthcare portfolios. The $175.2 million of loans were reported as held for sale at June 30, 2017 and the sales were completed in July. As a result of the second quarter loan sales and transfers to loans held for sale, our healthcare cash flow portfolio held for investment decreased from $740.6 million at March 31, 2017 to $514.7 million at June 30, 2017, which included two non-pass rated credits of $26.1 million.
In connection with the transfer of loans to held for sale, we recognized $7.2 million in charge-offs in order to record the loans at the lower of cost or fair value. Additionally, our nonaccrual loans held for investment decreased by $5.3 million and our classified loans held for investment decreased by $44.8 million as a result of the loans transferred to held for sale.
CU Bancorp Merger Announcement
On April 6, 2017, PacWest announced the signing of a definitive agreement and plan of merger (the "Agreement") whereby PacWest will acquire CUB in a transaction valued at approximately $705 million as of the announcement date.
CUB, headquartered in Los Angeles, California, is the parent of CU Bank, a California state-chartered non-member bank, with approximately $3.0 billion in assets and nine branches located in Los Angeles, Orange, Ventura, and San Bernardino counties at June 30, 2017. In connection with the acquisition, CU Bank will be merged into Pacific Western Bank, the principal operating subsidiary of PacWest.
The acquisition, which was approved by the PacWest and CUB boards of directors, is expected to close in the fourth quarter of 2017 and is subject to customary closing conditions, including obtaining approval by CUB’s shareholders and bank regulatory authorities.
Sale/Leaseback Transaction
In the first quarter of 2017, the Company sold four properties with an aggregate book value of $9.7 million to a third party and simultaneously leased back the properties under one lease with an initial term of five years and three leases with initial terms of 10 years. The aggregate purchase price was $12.1 million which resulted in a gain of $0.6 million recognized in the first quarter and a deferred gain of $1.8 million to be recognized over the respective terms of the new leases.
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

The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Efficiency Ratio		2017	2017	2016	2017	2016
		(Dollars in thousands)
Noninterest expense		$117,707	$116,544	$110,081	$234,251	$220,769
Less:	Intangible asset amortization	3,065	3,064	4,371	6,129	9,117
	Foreclosed assets (income) expense, net	(157)	143	(3)	(14)	(564)
	Acquisition, integration, and reorganization costs	1,700	500	—	2,200	200
Noninterest expense used for efficiency ratio		$113,099	$112,837	$105,713	$225,936	$212,016

Net interest income (tax equivalent)		$247,322	$237,235	$238,667	$484,557	$488,207
Noninterest income		35,282	35,114	22,121	70,396	56,660
Net revenues		282,604	272,349	260,788	554,953	544,867
Less:	Gain (loss) on sale of securities	1,651	(99)	478	1,552	8,588
Net revenues used for efficiency ratio		$280,953	$272,448	$260,310	$553,401	$536,279

Efficiency ratio		40.3%	41.4%	40.6%	40.8%	39.5%
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
Non-GAAP Measurements
We use certain non‑GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. We used the following non-GAAP measures in this Form 10-Q:

•
Return on average tangible equity, tangible common equity ratio, and tangible book value per share: Given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to the related GAAP measures of return on average equity, equity to assets ratio, and book value per share, respectively. The reconciliation of these non-GAAP measurements to the GAAP measurements is presented in the following tables for and as of the periods presented.

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Return on Average Tangible Equity		2017	2017	2016	2017	2016
		(Dollars in thousands)
Net earnings		$93,647	$78,668	$82,168	$172,315	$172,624

Average stockholders' equity		$4,545,276	$4,503,675	$4,483,593	$4,524,591	$4,461,097
Less:	Average intangible assets	2,205,814	2,209,112	2,222,007	2,207,454	2,224,764
Average tangible common equity		$2,339,462	$2,294,563	$2,261,586	$2,317,137	$2,236,333

Return on average equity (1)		8.26%	7.08%	7.37%	7.68%	7.78%
Return on average tangible equity (2)		16.06%	13.90%	14.61%	15.00%	15.52%
___________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	June 30,	December 31,
Tangible Book Value Per Share	2017	2016
	(Dollars in thousands, except per share data)
PacWest Bancorp Consolidated:
Stockholders’ equity	$4,559,905	$4,479,055
Less: Intangible assets	2,204,186	2,210,315
Tangible common equity	$2,355,719	$2,268,740

Total assets	$22,246,877	$21,869,767
Less: Intangible assets	2,204,186	2,210,315
Tangible assets	$20,042,691	$19,659,452

Equity to assets ratio	20.50%	20.48%
Tangible common equity ratio(1)	11.75%	11.54%
Book value per share	$37.55	$36.93
Tangible book value per share	$19.40	$18.71
Shares outstanding	121,448,321	121,283,669

Pacific Western Bank:
Stockholder's equity	$4,460,911	$4,374,478
Less: Intangible assets	2,204,186	2,210,315
Tangible common equity	$2,256,725	$2,164,163

Total assets	$22,223,320	$21,848,644
Less: Intangible assets	2,204,186	2,210,315
Tangible assets	$20,019,134	$19,638,329

Equity to assets ratio	20.07%	20.02%
Tangible common equity ratio(1)	11.27%	11.02%
_______________________________________

(1)	Tangible common equity divided by tangible assets.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Performance Measures	2017	2017	2016	2017	2016
Diluted earnings per share	$0.77	$0.65	$0.68	$1.42	$1.42
Annualized return on:
Average assets	1.71%	1.47%	1.57%	1.59%	1.65%
Average tangible equity (1)(2)	16.06%	13.90%	14.61%	15.00%	15.52%
Net interest margin (tax equivalent)	5.21%	5.16%	5.33%	5.19%	5.43%
Efficiency ratio	40.3%	41.4%	40.6%	40.8%	39.5%
_____________________________

(1)	Calculation reduces average stockholder's equity by average intangible assets.

(2)	See "Non-GAAP Measurements."
Second Quarter of 2017 Compared to First Quarter of 2017
Net earnings for the second quarter of 2017 were $93.6 million, or $0.77 per diluted share, compared to net earnings for the first quarter of 2017 of $78.7 million, or $0.65 per diluted share. The $15.0 million increase in net earnings was due to higher net interest income of $10.0 million, a lower provision for credit losses of $13.2 million, and higher noninterest income of $0.2 million, offset partially by higher noninterest expense of $1.2 million. The increase in net interest income was due mainly to a higher yield and average balance of loans and leases. The lower provision for the second quarter of 2017 was mainly attributable to lower general reserves being required because of the decreased levels of classified loans and healthcare cash flow loans, both of which carry greater than average general reserve levels due to charge-off experience. In addition, the prior quarter provision was higher due to general provisions from increased general reserve loss factors which were influenced by net charge-off experience. The increase in noninterest expense was due mostly to higher acquisition, integration and reorganization costs.
Second Quarter of 2017 Compared to Second Quarter of 2016
Net earnings for the second quarter of 2017 were $93.6 million, or $0.77 per diluted share, compared to net earnings for the second quarter of 2016 of $82.2 million, or $0.68 per diluted share. The $11.5 million increase in net earnings was due to higher net interest income of $8.7 million, a lower provision for credit losses of $2.4 million, and higher noninterest income of $13.2 million, offset partially by higher noninterest expense of $7.6 million. The increase in net interest income was due mainly to a higher average loan and lease balance, offset by lower discount accretion on acquired loans. The increase in noninterest income was due mostly to lower FDIC loss sharing expense, higher leased equipment income, and higher other income. The decrease in FDIC loss sharing expense was due to the early termination of all FDIC loss sharing agreements in the second quarter of 2016. The increase in noninterest expense was due mostly to higher compensation expense, other expense, loan expense, and acquisition, integration and reorganization costs, offset by lower intangible asset amortization.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net earnings for the six months ended June 30, 2017 were $172.3 million, or $1.42 per diluted share, compared to net earnings for the six months ended June 30, 2016 of $172.6 million, or $1.42 per diluted share. The $0.3 million decrease in net earnings was due to lower net interest income of $3.4 million, a higher provision for credit losses of $2.2 million, and higher noninterest expense of $13.5 million, offset partially by higher noninterest income of $13.7 million and a lower effective tax rate as compared to the six months ended June 30, 2016. The decrease in net interest income was due to lower discount accretion on acquired loans, offset by a higher average loan and lease balance. The decrease in accretion was due primarily to lower accelerated accretion from payoffs of acquired loans, including $12.1 million from the payoff of a nonaccrual PCI loan in the first quarter of 2016. The increase in noninterest expense was due mostly to higher compensation expense, loan expense, other expense, and acquisition, integration and reorganization costs, offset by lower intangible asset amortization. The increase in noninterest income was due mostly to lower FDIC loss sharing expense, higher other income, and higher leased equipment income, offset by a lower gain on sale of securities. The decrease in FDIC loss sharing expense was due to the early termination of all FDIC loss sharing agreements in the second quarter of 2016.

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

	Three Months Ended
	June 30, 2017			March 31, 2017			June 30, 2016
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$68,759	$4,643	27.08%	$89,335	$4,250	19.29%	$147,270	$8,484	23.17%
Non-PCI loans and leases	15,429,162	229,975	5.98%	15,207,709	219,928	5.86%	14,321,320	215,842	6.06%
Total loans and leases (1)	15,497,921	234,618	6.07%	15,297,044	224,178	5.94%	14,468,590	224,326	6.24%
Investment securities (2)	3,436,785	29,538	3.45%	3,257,448	27,822	3.46%	3,288,819	27,330	3.34%
Deposits in financial institutions	96,087	237	0.99%	100,751	192	0.77%	245,666	308	0.50%
Total interest‑earning assets (2)	19,030,793	264,393	5.57%	18,655,243	252,192	5.48%	18,003,075	251,964	5.63%
Other assets	2,905,809			2,990,291			2,996,867
Total assets	$21,936,602			$21,645,534			$20,999,942

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$1,709,699	1,697	0.40%	$1,505,439	1,167	0.31%	$1,024,763	501	0.20%
Money market deposits	4,907,865	4,993	0.41%	4,866,720	4,410	0.37%	4,321,533	2,886	0.27%
Savings deposits	708,389	296	0.17%	711,529	298	0.17%	766,309	412	0.22%
Time deposits	2,366,399	3,219	0.55%	2,246,547	2,502	0.45%	3,086,492	4,024	0.52%
Total interest‑bearing deposits	9,692,352	10,205	0.42%	9,330,235	8,377	0.36%	9,199,097	7,823	0.34%
Borrowings	457,774	1,066	0.93%	596,903	1,018	0.69%	300,428	352	0.47%
Subordinated debentures	443,756	5,800	5.24%	441,521	5,562	5.11%	439,081	5,122	4.69%
Total interest‑bearing liabilities	10,593,882	17,071	0.65%	10,368,659	14,957	0.59%	9,938,606	13,297	0.54%
Noninterest‑bearing demand deposits	6,646,349			6,595,346			6,437,720
Other liabilities	151,095			177,854			140,023
Total liabilities	17,391,326			17,141,859			16,516,349
Stockholders’ equity	4,545,276			4,503,675			4,483,593
Total liabilities and
stockholders' equity	$21,936,602			$21,645,534			$20,999,942
Net interest income (tax equivalent) (2)		$247,322			$237,235			$238,667
Net interest rate spread			4.92%			4.89%			5.09%
Net interest margin			5.21%			5.16%			5.33%

Total deposits (3)	$16,338,701	$10,205	0.25%	$15,925,581	$8,377	0.21%	$15,636,817	$7,823	0.20%
Funding sources (4)	$17,240,231	$17,071	0.40%	$16,964,005	$14,957	0.36%	$16,376,326	$13,297	0.33%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $4.8 million, $4.8 million, and $4.9 million for the three months ended June 30, 2017, March 31, 2017, and June 30, 2016, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

	Six Months Ended
	June 30, 2017			June 30, 2016
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$78,990	$8,892	22.70%	$157,448	$28,556	36.47%
Non-PCI loans and leases	15,319,047	449,904	5.92%	14,312,429	432,145	6.07%
Total loans and leases (1)	15,398,037	458,796	6.01%	14,469,877	460,701	6.40%
Investment securities (2)	3,347,612	57,360	3.46%	3,374,556	54,823	3.27%
Deposits in financial institutions	98,406	429	0.88%	237,980	616	0.52%
Total interest‑earning assets (2)	18,844,055	516,585	5.53%	18,082,413	516,140	5.74%
Other assets	2,947,817			3,016,855
Total assets	$21,791,872			$21,099,268

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$1,608,133	2,864	0.36%	$975,509	885	0.18%
Money market deposits	4,887,406	9,403	0.39%	4,085,143	5,301	0.26%
Savings deposits	709,951	594	0.17%	759,840	857	0.23%
Time deposits	2,306,804	5,721	0.50%	3,473,382	9,853	0.57%
Total interest‑bearing deposits	9,512,294	18,582	0.39%	9,293,874	16,896	0.37%
Borrowings	526,954	2,084	0.80%	397,576	933	0.47%
Subordinated debentures	442,645	11,362	5.18%	437,808	10,104	4.64%
Total interest‑bearing liabilities	10,481,893	32,028	0.62%	10,129,258	27,933	0.55%
Noninterest‑bearing demand deposits	6,620,988			6,355,484
Other liabilities	164,400			153,429
Total liabilities	17,267,281			16,638,171
Stockholders’ equity	4,524,591			4,461,097
Total liabilities and
stockholders' equity	$21,791,872			$21,099,268
Net interest income (tax equivalent) (2)		$484,557			$488,207
Net interest rate spread			4.91%			5.19%
Net interest margin			5.19%			5.43%

Total deposits (3)	$16,133,282	$18,582	0.23%	$15,649,358	$16,896	0.22%
Funding sources (4)	$17,102,881	$32,028	0.38%	$16,484,742	$27,933	0.34%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)
Includes tax-equivalent adjustments of $9.6 million and $9.9 million for the six months ended June 30, 2017 and 2016, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

Second Quarter of 2017 Compared to First Quarter of 2017
Net interest income increased by $10.0 million to $242.5 million for the second quarter of 2017 compared to $232.5 million for the first quarter of 2017 due to a higher yield on average loans and leases, higher average balances of loans and leases and investment securities, and one more day in the current quarter compared to the prior quarter, offset partially by higher interest expense. The loan and lease yield for the second quarter of 2017 was 6.07% compared to 5.94% for the first quarter of 2017. The increase in the loan and lease yield was due principally to the repricing of variable-rate loans attributable to the increase in the market interest rates during the first half of 2017, and to a lesser extent, an increase in discount accretion on acquired loans. Total discount accretion on acquired loans was $7.5 million in the second quarter of 2017 compared to $6.4 million in the first quarter of 2017.
The tax equivalent NIM for the second quarter of 2017 was 5.21% compared to 5.16% for the first quarter of 2017. The increase in the tax equivalent NIM was due mostly to the higher yield on average loans and leases due to the upward repricing of variable-rate loans, and to a lesser extent, the increase in discount accretion on acquired loans, offset partially by a higher cost of average interest-bearing liabilities. Total discount accretion on acquired loans contributed 16 basis points to the NIM for the second quarter of 2017 and 14 basis points for the first quarter of 2017. The taxable equivalent adjustment for tax-exempt interest income contributed 10 points to the tax equivalent NIM for the second quarter of 2017 and first quarter of 2017.
The cost of average total deposits increased to 0.25% in the second quarter of 2017 from 0.21% in the first quarter of 2017 due mainly to a higher cost and average balance of non-core deposits.
Second Quarter of 2017 Compared to Second Quarter of 2016
Net interest income increased by $8.7 million to $242.5 million for the second quarter of 2017 compared to $233.8 million for the second quarter of 2016 due to a higher average balance of loans and leases and a higher yield and average balance of investment securities, offset partially by a lower yield on average loans and leases and higher interest expense. The loan and lease yield for the second quarter of 2017 was 6.07% compared to 6.24% for the same quarter of 2016. The decrease in the loan and lease yield was due mainly to lower discount accretion on acquired loans, offset partially by repricing of variable-rate loans attributable to the increase in market interest rates during the first half of 2017. Total discount accretion on acquired loans was $7.5 million in the second quarter of 2017 compared to $16.2 million in the second quarter of 2016.
The tax equivalent NIM for the second quarter of 2017 was 5.21% compared to 5.33% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to the decrease in the yield on loans and leases as described above, and a higher cost of average interest-bearing liabilities, offset partially by the higher yield on average investment securities. Total discount accretion on acquired loans contributed 16 basis points to the NIM for the second quarter of 2017 and 36 basis points for the second quarter of 2016. Tax-exempt interest income contributed 10 basis points to the tax equivalent NIM for the second quarter of 2017 and 11 basis points for the second quarter of 2016.
The cost of average total deposits increased to 0.25% for the second quarter of 2017 from 0.20% for the second quarter of 2016 due mainly to higher costs and average balances of non-core non-maturity deposits and brokered time deposits.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net interest income decreased by $3.4 million to $474.9 million for the six months ended June 30, 2017 compared to $478.4 million for the six months ended June 30, 2016 due to a lower yield on average loans and leases and higher interest expense, offset partially by a higher average balance of loans and leases and a higher yield on average investment securities. The loan and lease yield for the six months ended June 30, 2017 was 6.01% compared to 6.40% for the same period in 2016. The decrease in the loan and lease yield was due mainly to lower discount accretion on acquired loans, offset partially by repricing of variable-rate loans attributable to the increase in market interest rates during the first half of 2017. Total discount accretion on acquired loans was $13.9 million for the six months ended June 30, 2017 compared to $44.1 million for the same period in 2016. The decrease in accretion was primarily due to lower accelerated accretion from payoffs of acquired loans, including $12.1 million from the payoff of a nonaccrual PCI loan in the first quarter of 2016.

The tax equivalent NIM for the six months ended June 30, 2017 was 5.19% compared to 5.43% for the same period last year. The decrease in the tax equivalent NIM was due mostly to the decrease in the yield on average loans and leases as described above, and a higher cost of average interest-bearing liabilities, offset partially by the higher yield on average investment securities. Total discount accretion on acquired loans contributed 15 basis points to the NIM for the six months ended June 30, 2017 and 49 basis points for the same period last year. Tax-exempt interest income contributed 10 basis points to the tax equivalent NIM for the six months ended June 30, 2017 and 11 basis points for the for the six months ended June 30, 2016.
The cost of average total deposits increased to 0.23% for the six months ended June 30, 2017 from 0.22% for the six months ended June 30, 2016 due mainly to higher costs and average balances of non-core non-maturity deposits and brokered time deposits.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2017	2017	2016	2017	2016
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for Non‑PCI loan and lease losses	$10,000	$24,260	$11,625	$34,260	$30,790
Addition to reserve for unfunded loan commitments	2,500	240	375	2,740	1,210
Total provision for Non‑PCI loan and lease credit losses	12,500	24,500	12,000	37,000	32,000
Provision for PCI loan losses	(1,001)	228	1,903	(773)	2,043
Total provision for credit losses	$11,499	$24,728	$13,903	$36,227	$34,043

Non‑PCI Credit Quality Metrics:
Net charge‑offs on Non-PCI loans and leases
held for investment	$20,947	$18,189	$432	$39,136	$4,324
Annualized net charge‑offs to
average Non-PCI loans and leases	0.54%	0.49%	0.01%	0.52%	0.06%
At period end:
Allowance for credit losses	159,142	167,589	149,944
Non‑PCI nonaccrual loans and leases (1)	172,576	173,030	127,655
Non‑PCI classified loans and leases (1)	339,977	424,399	441,035
Allowance for credit losses to Non‑PCI
loans and leases held for investment	1.02%	1.08%	1.03%
Allowance for credit losses to Non‑PCI
nonaccrual loans and leases held for investment	92.2%	96.9%	117.5%
______________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at June 30, 2017.

Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. We have a provision for credit losses on our Non‑PCI loans and leases and a provision for credit losses on our PCI loans. The provision for credit losses on our Non‑PCI loans and leases is based on our allowance methodology and is an expense that, in our judgment, is required to maintain an adequate allowance for credit losses. The allowance for loan and lease losses is comprised of a general reserve component for unimpaired loans and leases and a specific reserve component for impaired loans and leases, the latter being the aggregation of individual loan impairment analyses. Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors that are applied against the population of unimpaired loans and leases. The quantitative loss factors are the average charge-offs experienced over a prescribed historical look-back period pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current commercial real estate values and performance trends, and the loan portfolio's current composition and credit performance trends. The provision for credit losses on our PCI loans results from changes in expected cash flows on such loans compared to those previously estimated.
We recorded a total provision for credit losses of $11.5 million in the second quarter of 2017, $24.7 million in the first quarter of 2017, and $13.9 million in the second quarter of 2016. The provision for credit losses for the six months ended June 30, 2017 was $36.2 million compared to $34.0 million for the same period last year. The decrease in the provision for credit losses for the second quarter of 2017 compared to the first quarter of 2017 was mainly attributable to lower general reserves being required because of the decreased levels of classified loans held for investment and healthcare cash flow loans held for investment resulting from second quarter of 2017 loan sales and transfers of loans to held for sale. Both classified loans and healthcare cash flow loans carry greater than average general reserve levels due to charge-off experience. In addition, the first quarter of 2017 provision was higher due to general provisions from increased general reserve loss factors which were influenced by net charge-off experience.
Net charge-offs for the second quarter of 2017 included gross charge-offs of approximately $10.9 million for venture capital loans and $7.2 million related to the recording of the healthcare portfolio loans at the lower of cost or fair value at the time of transfer to loans held for sale. Net charge-offs for the first quarter of 2017 included gross charge-offs of approximately $12.5 million related to two healthcare cash flow loans for which $7.5 million of specific reserves were recorded as of December 31, 2016, and $5.5 million related to four venture capital loans for which $3.2 million of specific reserves were recorded as of December 31, 2016.
Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are an increased amount of classified and/or impaired loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions. Changes in economic conditions include the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values, and adverse conditions in borrowers’ businesses. See further discussion in “- Balance Sheet Analysis - Allowance for Credit Losses on Non‑PCI Loans and Leases Held for Investment” and “- Balance Sheet Analysis - Allowance for Loan Losses on PCI Loans Held for Investment” contained herein.

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Noninterest Income	2017	2017	2016	2017	2016
	(In thousands)
Service charges on deposit accounts	$3,510	$3,758	$3,633	$7,268	$7,489
Other commissions and fees	10,583	10,390	11,073	20,973	22,562
Leased equipment income	11,635	9,475	8,523	21,110	16,767
Gain on sale of loans and leases	649	712	388	1,361	633
Gain (loss) on sale of securities	1,651	(99)	478	1,552	8,588
FDIC loss sharing expense, net	—	—	(6,502)	—	(8,917)
Other income:
Dividends and realized gains on equity investments	1,587	1,345	2,185	2,932	2,431
Warrant income	815	155	(186)	970	88
Other	4,852	9,378	2,529	14,230	7,019
Total noninterest income	$35,282	$35,114	$22,121	$70,396	$56,660
Second Quarter of 2017 Compared to First Quarter of 2017
Noninterest income increased by $0.2 million to $35.3 million for the second quarter of 2017 compared to $35.1 million for the first quarter of 2017 due mainly to a $2.2 million increase in leased equipment income due to higher gains on early lease terminations, a $1.8 million increase in gain on sale of securities, and a $0.7 million increase in warrant income, offset by a $4.5 million decrease in other income attributable mainly to a $5.0 million legal settlement with a former borrower recorded in the first quarter of 2017.
Second Quarter of 2017 Compared to Second Quarter of 2016
Noninterest income increased by $13.2 million to $35.3 million for the second quarter of 2017 compared to $22.1 million for the second quarter of 2016 due mostly to lower FDIC loss sharing expense of $6.5 million, higher leased equipment income of $3.1 million, higher other income of $2.3 million, higher gain on sale of securities of $1.2 million, and higher warrant income of $1.0 million, offset by lower dividends and realized gains on equity investments of $0.6 million. The decrease in FDIC loss sharing expense was due to the termination of all FDIC loss sharing agreements in the second quarter of 2016. The increase in leased equipment income was due primarily to higher gains on early lease terminations. The increase in other income was due to higher BOLI income and higher miscellaneous income. Warrant income increased primarily from higher gains on exits. Dividends and realized gains on equity investments decreased because the second quarter of 2017 included dividends received of $1.6 million and no gains on the sale of equity investments, while the second quarter of 2016 included dividends received of $0.7 million and net gains of $1.5 million on the sale of equity investments.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Noninterest income increased by $13.7 million to $70.4 million for the six months ended June 30, 2017 compared to $56.7 million for the six months ended June 30, 2016 due mostly to lower FDIC loss sharing expense of $8.9 million, higher other income of $7.2 million, and higher leased equipment income of $4.3 million, offset by lower gain on sale of securities of $7.0 million. The decrease in FDIC loss sharing expense was due to the termination of all FDIC loss sharing agreements in the second quarter of 2016. The increase in other income was due mainly to a $5.0 million legal settlement with a former borrower recorded in the first quarter of 2017. Leased equipment income increased due to a higher average balance of leased equipment in 2017 and higher gains from early lease terminations. The decrease in gain on sale of securities was attributable to a net gain of $1.6 million on sales of $84.5 million of securities during the six months ended June 30, 2017 compared to a net gain of $8.6 million on sales of $344.8 million of securities during the 2016 period.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Noninterest Expense	2017	2017	2016	2017	2016
	(In thousands)
Compensation	$65,288	$64,880	$62,174	$130,168	$123,239
Occupancy	11,811	11,608	12,193	23,419	24,825
Data processing	6,337	7,015	5,644	13,352	11,548
Other professional services	3,976	3,378	3,401	7,354	6,973
Insurance and assessments	4,856	4,791	4,951	9,647	9,916
Intangible asset amortization	3,065	3,064	4,371	6,129	9,117
Leased equipment depreciation	5,232	5,625	5,286	10,857	10,310
Foreclosed assets (income) expense, net	(157)	143	(3)	(14)	(564)
Acquisition, integration and reorganization costs	1,700	500	—	2,200	200
Loan expense	3,884	3,387	2,145	7,271	4,300
Other	11,715	12,153	9,919	23,868	20,905
Total noninterest expense	$117,707	$116,544	$110,081	$234,251	$220,769
Second Quarter of 2017 Compared to First Quarter of 2017
Noninterest expense increased by $1.2 million to $117.7 million for the second quarter of 2017 compared to $116.5 million for the first quarter of 2017. The increase was due to a $1.2 million increase in acquisition, integration, and reorganization costs and a $1.1 million charge in other expense related to the sale of the unfunded commitments portion of the healthcare loan sale. Other expense in the first quarter of 2017 included a $1.5 million accrual to increase our reserve for probable loss contingencies.
Second Quarter of 2017 Compared to Second Quarter of 2016
Noninterest expense increased by $7.6 million to $117.7 million for the second quarter of 2017 compared to $110.1 million for the second quarter of 2016. The increase was due mostly to higher compensation expense of $3.1 million, higher other expense of $1.8 million, higher loan expense of $1.7 million, and higher acquisition, integration and reorganization costs of $1.7 million, offset by lower intangible asset amortization of $1.3 million. Compensation expensed increased due to higher salary expense of $1.8 million, higher stock-based compensation expense of $0.7 million, and higher bonus expense of $0.6 million. Other expense increased due primarily to a $1.1 million charge in the second quarter of 2017 related to the sale of the unfunded commitments portion of the healthcare loan sale and to higher business development expenses. Loan expense increased due to lower fee income from servicing and higher legal-related and other loan expenses. Acquisition, integration and reorganization costs increased due to costs associated with our pending acquisition of CUB. Intangible asset amortization decreased due mainly to the accelerated amortization recorded in the prior year on our intangible assets, in particular the Square 1 CDI and CRI, in addition to the CDI related to a previous acquisition that was fully amortized in the second quarter of 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Noninterest expense increased by $13.5 million to $234.3 million for the six months ended June 30, 2017 compared to $220.8 million for the six months ended of 2016. The increase was due mostly to higher compensation expense of $6.9 million, higher loan expense of $3.0 million, higher other expense of $3.0 million and higher acquisition, integration and reorganization costs of $2.0 million, offset by lower intangible asset amortization of $3.0 million. Compensation expensed increased due to higher salary expense of $3.1 million, higher stock-based compensation expense of $2.1 million, and higher bonus expense of $1.7 million. Loan expense increased due primarily to higher legal-related and other loan expenses, lower fee income from servicing, and lower recoveries of legal costs. Other expense increased due primarily to a $1.5 million accrual in the first quarter of 2017 to increase our reserve for probable loss contingencies, a $1.1 million charge in the second quarter of 2017 related to the sale of the unfunded commitments portion of the healthcare loan sale, and higher business development expenses. Acquisition, integration and reorganization costs increased due to costs associated with our pending acquisition of CUB. Intangible asset amortization decreased due mainly to the accelerated amortization recorded in the prior year on our intangible assets, in particular the Square 1 CDI and CRI, in addition to the CDI related to a previous acquisition that was fully amortized in the second quarter of 2016.
Income Taxes
The effective tax rate for the second quarter of 2017 was 37.0% compared to 37.7% for the first quarter of 2017 and 37.7% for the second quarter of 2016. The effective tax rate was 37.3% and 38.4% for the six months ended June 30, 2017 and 2016. The decrease in the effective tax rate was primarily attributable to tax benefits recorded in 2017 due to the adoption of ASU 2016-09 on January 1, 2017. The estimated effective tax rate for the full year 2017 is approximately 38%. The Company's blended statutory tax rate for federal and state is 41%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	June 30, 2017			March 31, 2017			December 31, 2016
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Residential MBS and
CMOs:
Agency MBS	$404,320	12%	2.9	$474,556	14%	3.0	$502,443	16%	3.4
Agency CMOs	133,792	4%	2.4	138,932	4%	2.6	146,289	4%	3.0
Private label CMOs	159,701	5%	4.9	149,400	5%	5.2	125,469	4%	3.5
Municipal securities	1,534,554	44%	7.6	1,483,281	44%	7.3	1,456,459	45%	6.3
Agency commercial MBS	918,210	26%	5.5	712,071	21%	5.5	547,692	17%	4.9
Corporate debt securities	19,185	—%	12.0	18,211	1%	11.7	47,509	1%	4.9
Collateralized loan
obligations	66,301	2%	0.2	127,973	4%	0.1	156,887	5%	0.1
SBA securities	178,056	5%	2.0	168,334	5%	1.9	178,845	6%	3.8
Asset-backed and
other securities	60,441	2%	3.6	64,234	2%	3.7	62,237	2%	3.5
Total securities
available-for-sale	$3,474,560	100%	5.7	$3,336,992	100%	5.4	$3,223,830	100%	4.8
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	June 30, 2017
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$224,256	15%
New York	179,543	12%
Washington	172,992	11%
Texas	109,244	7%
Ohio	94,664	6%
District of Columbia	65,248	4%
Massachusetts	64,817	4%
Oregon	50,442	4%
Florida	50,314	3%
Utah	44,646	3%
Total of 10 largest states	1,056,166	69%
All other states	478,388	31%
Total municipal securities	$1,534,554	100%

Loans and Leases Held for Investment
The following table presents the composition of our total loans and leases held for investment as of the dates indicated:

	June 30, 2017		March 31, 2017		December 31, 2016
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$901,688	6%	$953,740	6%	$955,477	6%
Hospitality	712,365	5%	688,908	5%	689,158	4%
SBA program	483,484	3%	470,088	3%	454,196	3%
Other commercial real estate	2,320,926	14%	2,308,187	15%	2,297,865	15%
Total commercial real estate	4,418,463	28%	4,420,923	29%	4,396,696	28%
Income producing residential	1,596,398	10%	1,427,409	9%	1,169,267	8%
Owner-occupied residential	122,871	1%	127,537	1%	144,769	1%
Total residential real estate	1,719,269	11%	1,554,946	10%	1,314,036	9%
Total real estate mortgage	6,137,732	39%	5,975,869	39%	5,710,732	37%
Real estate construction and land:
Commercial	691,828	5%	668,510	4%	581,246	4%
Residential	473,282	3%	442,051	3%	384,001	2%
Total real estate construction and land	1,165,110	8%	1,110,561	7%	965,247	6%
Total real estate	7,302,842	47%	7,086,430	46%	6,675,979	43%
Commercial:
Technology cash flow	995,235	6%	1,069,838	7%	1,047,683	7%
Security cash flow	545,904	4%	516,149	3%	440,340	3%
Healthcare cash flow	514,681	3%	740,638	5%	799,030	5%
Other cash flow	779,146	5%	811,571	6%	825,837	5%
Total cash flow	2,834,966	18%	3,138,196	21%	3,112,890	20%
Lender finance & timeshare	1,435,301	9%	1,476,896	9%	1,666,855	11%
Healthcare asset-based	155,847	1%	171,684	1%	180,580	1%
Other asset-based	801,055	5%	742,581	5%	764,361	5%
Total asset-based	2,392,203	15%	2,391,161	15%	2,611,796	17%
Equity funds group	309,820	2%	261,695	2%	325,047	2%
Early stage	450,282	3%	445,520	3%	448,458	3%
Expansion stage	951,502	6%	940,877	6%	920,006	6%
Later stage	289,823	2%	286,857	1%	294,389	2%
Total venture capital	2,001,427	13%	1,934,949	12%	1,987,900	13%
Equipment finance	613,550	4%	623,237	4%	691,967	4%
Total commercial	7,842,146	50%	8,087,543	52%	8,404,553	54%
Consumer	398,469	3%	382,716	2%	375,422	3%
Total loans and leases held for investment,
net of deferred fees	$15,543,457	100%	$15,556,689	100%	$15,455,954	100%

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

The following table presents the geographic composition of our real estate loans held for investment by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	June 30, 2017		December 31, 2016
		% of		% of
Real Estate Loans by State	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$3,474,448	48%	$3,248,735	49%
New York	654,787	9%	524,833	8%
Florida	500,533	7%	478,984	7%
Texas	343,062	5%	364,689	5%
Virginia	237,216	3%	231,162	3%
Arizona	205,892	3%	166,499	3%
Illinois	181,519	2%	178,726	3%
Pennsylvania	176,482	2%	160,303	2%
Washington	164,524	2%	49,301	1%
New Jersey	138,116	2%	95,265	1%
Total of 10 largest states	6,076,579	83%	5,498,497	82%
All other states	1,226,263	17%	1,177,482	18%
Total real estate loans held for investment	$7,302,842	100%	$6,675,979	100%
The following table presents a roll forward of the loan and lease portfolio held for investment for the periods indicated:

	Three Months Ended	Six Months Ended
Loans and Leases Held for Investment Roll Forward (1)	June 30, 2017	June 30, 2017
	(Dollars in thousands)
Balance, beginning of period	$15,556,689	$15,455,954
New production	1,077,929	2,126,770
Existing loans and leases:
Principal repayments, net (2)	(843,115)	(1,731,524)
Sales	(45,976)	(82,437)
Transfers to foreclosed assets	(502)	(580)
Charge-offs	(26,410)	(49,568)
Transfers to loans held for sale	(175,158)	(175,158)
Balance, end of period	$15,543,457	$15,543,457

Weighted average rate on new production	4.93%	4.92%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal disbursements/repayments on existing loans, changes in revolving lines of credit (repayments and draws), loan participation sales, and other changes within the loan portfolio.

Allowance for Credit Losses on Non-PCI Loans and Leases Held for Investment
The allowance for credit losses on Non-PCI loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The following discussion is for Non-PCI loans and leases and the related allowance for credit losses. Refer to "- Balance Sheet Analysis - Allowance for Loan Losses on PCI Loans Held for Investment" for the policy on PCI loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
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
The allowance for loan and lease losses has a general reserve component for loans and leases with no credit impairment and a specific reserve component for loans and leases determined to be impaired.
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
Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors which are applied to our population of unimpaired loans and leases to estimate our general reserves. The quantitative loss factors are the average charge-offs experienced over a prescribed historical look-back period on loans and leases pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current commercial real estate values and performance trends, and the loan portfolio's current composition and credit performance trends.
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
The allowance for credit losses is directly correlated to the credit risk ratings of our loans. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans on a regular basis. The credit risk ratings assigned to every loan and lease are either “pass,” “special mention,” “substandard,” or “doubtful” and defined as follows:

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
The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases held for investment as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Non-PCI Allowance for Credit Losses Data	2017	2017	2016	2016
	(Dollars in thousands)
Allowance for loan and lease losses	$138,879	$149,826	$143,755	$132,000
Reserve for unfunded loan commitments	20,263	17,763	17,523	17,944
Total allowance for credit losses	$159,142	$167,589	$161,278	$149,944

Allowance for credit losses to loans and leases	1.02%	1.08%	1.05%	1.03%
Allowance for credit losses to nonaccrual loans and leases	92.2%	96.9%	94.5%	117.5%

The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases held for investment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Non-PCI Allowance for Credit Losses	2017	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$167,589	$161,278	$138,376	$161,278	$122,268
Provision for credit losses:
Addition to allowance for loan and lease losses	10,000	24,260	11,625	34,260	30,790
Addition to reserve for unfunded loan commitments	2,500	240	375	2,740	1,210
Provision for credit losses	12,500	24,500	12,000	37,000	32,000
Loans and leases charged off:
Real estate mortgage	(142)	(1,544)	(866)	(1,686)	(1,603)
Commercial	(22,696)	(19,285)	(655)	(41,981)	(4,700)
Consumer	(113)	(99)	(191)	(212)	(782)
Total loans and leases charged off	(22,951)	(20,928)	(1,712)	(43,879)	(7,085)
Recoveries on loans charged off:
Real estate mortgage	20	230	939	250	1,938
Real estate construction and land	9	8	6	17	158
Commercial	1,953	2,448	312	4,401	626
Consumer	22	53	23	75	39
Total recoveries on loans charged off	2,004	2,739	1,280	4,743	2,761
Net charge-offs	(20,947)	(18,189)	(432)	(39,136)	(4,324)
Balance, end of period	$159,142	$167,589	$149,944	$159,142	$149,944

Annualized net charge-offs to average loans and leases	0.54%	0.49%	0.01%	0.52%	0.06%
Allowance for Loan Losses on PCI Loans Held for Investment
We measure the allowance for loan losses for PCI loans held for investment at the end of each financial reporting period based on expected cash flows of our PCI loans. Decreases or increases in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or negative provision, respectively, for loan losses on such loans. For example, generally a decrease in the expected cash flows of PCI loans would result in an additional reserve requirement and a provision for PCI loan losses would be recorded.
The following table presents the changes in our allowance for loan losses on PCI loans held for investment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
PCI Allowance for Loan Losses	2017	2017	2016	2017	2016
	(In thousands)
Balance, beginning of period	$11,481	$13,483	$9,554	$13,483	$9,577
(Negative provision) provision for loan losses	(1,001)	228	1,903	(773)	2,043
Net charge-offs	(3,401)	(2,230)	(168)	(5,631)	(331)
Balance, end of period	$7,079	$11,481	$11,289	$7,079	$11,289

Nonperforming Assets, Performing Troubled Debt Restructured Loans, and Classified Loans and Leases
The following table presents nonperforming assets, performing troubled debt restructured loans, and classified loans and leases information as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2017	2017	2016	2016
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases (1)	$172,576	$173,030	$170,599	$127,655
Nonaccrual PCI loans	1,980	2,404	2,928	2,025
Total nonaccrual loans and leases held for investment	174,556	175,434	173,527	129,680
Foreclosed assets, net	13,278	12,842	12,976	16,181
Total nonperforming assets	$187,834	$188,276	$186,503	$145,861

Performing troubled debt restructured loans (2)	$55,910	$56,501	$64,952	$71,709
Classified Non-PCI loans and leases (1)	$339,977	$424,399	$409,645	$441,035
Nonaccrual loans and leases held for investment to
loans and leases held for investment	1.12%	1.12%	1.12%	0.88%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	1.20%	1.20%	1.20%	0.99%
Classified Non-PCI loans and leases held for investment
to Non-PCI loans and leases held for investment	2.19%	2.73%	2.66%	3.03%
_______________________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at June 30, 2017.

(2)	Excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases held for investment and foreclosed assets and totaled $187.8 million at June 30, 2017 compared to $188.3 million at March 31, 2017. The ratio of nonperforming assets to loans and leases held for investment and foreclosed assets was 1.20% at June 30, 2017, unchanged from 1.20% at March 31, 2017. During the second quarter of 2017, Non-PCI classified loans and leases held for investment decreased by $84.4 million to $340.0 million due to the aggregate amount of loans transferred to held for sale, paid off, and upgraded outpacing new downgrades.
Nonaccrual Loans and Leases Held for Investment
During the second quarter of 2017, nonaccrual loan and leases held for investment decreased by $0.9 million to $174.6 million at June 30, 2017 due mainly to $12.7 million in net charge-offs, $5.3 million in transfers to loans held for sale, and $6.4 million in principal payments and other reductions, offset by nonaccrual additions of $23.5 million.
As of June 30, 2017, the Company's ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $141.3 million and represented 81.9% of total Non-PCI nonaccrual loans and leases. The largest of these relationships had an aggregate carrying value of $46.5 million and is a healthcare real estate loan secured by a continuing care retirement facility that migrated to nonaccrual status during the third quarter of 2016 due to weak operating performance and cash flow difficulties.

The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Non-PCI Nonaccrual Loans and Leases				Non-PCI Accruing and
	June 30, 2017		March 31, 2017		30 - 89 Days Past Due
		% of		% of	June 30,	March 31,
		Loan		Loan	2017	2017
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$65,599	1.5%	$66,216	1.5%	$3,734	$7,383
Residential	5,229	0.3%	5,826	0.4%	46	640
Total real estate mortgage	70,828	1.2%	72,042	1.2%	3,780	8,023
Real estate construction and land:
Residential	—	—%	362	0.1%	—	—
Commercial:
Cash flow	43,169	1.5%	53,611	1.7%	201	394
Asset-based	1,718	0.1%	1,165	—%	—	—
Venture capital	25,278	1.3%	15,289	0.8%	23,171	13,265
Equipment finance	31,111	5.1%	30,388	4.9%	—	115
Total commercial	101,276	1.3%	100,453	1.2%	23,372	13,774
Consumer	472	0.1%	173	—%	—	49
Total (1)	$172,576	1.1%	$173,030	1.1%	$27,152	$21,846
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at June 30, 2017.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Property Type	2017	2017	2016	2016
	(In thousands)
Construction and land development	$11,443	$11,224	$11,224	$13,800
Multi-family	—	601	652	—
Commercial real estate	65	78	—	—
Single family residence	1,018	—	—	852
Total OREO, net	12,526	11,903	11,876	14,652
Other foreclosed assets	752	939	1,100	1,529
Total foreclosed assets	$13,278	$12,842	$12,976	$16,181
During the second quarter of 2017, foreclosed assets increased by $0.4 million to $13.3 million at June 30, 2017 due to additions of $1.2 million, offset partially by reductions related to sales of $0.8 million.

Performing Troubled Debt Restructured Loans Held for Investment
During the second quarter of 2017, Non-PCI performing troubled debt restructured loans held for investment decreased by $0.6 million to $55.9 million due to $1.4 million in payoffs and other reductions and, offset by $0.8 million in transfers from nonaccrual status to accrual status. At June 30, 2017, we had $47.1 million in real estate mortgage loans, $5.8 million in real estate construction and land loans, $2.9 million in commercial loans, and $0.1 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the number of performing troubled debt restructured loans were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.
Deposits
The following table presents the balance of each major category of deposits at the dates indicated:

	June 30, 2017		March 31, 2017		December 31, 2016
		% of		% of		% of
Deposit Category	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$6,701,039	40%	$6,789,808	42%	$6,659,016	42%
Interest checking deposits	1,762,016	10%	1,509,902	9%	1,448,394	9%
Money market deposits	4,033,471	24%	3,758,962	23%	3,705,385	23%
Savings deposits	721,048	4%	710,401	4%	711,039	5%
Total core deposits	13,217,574	78%	12,769,073	78%	12,523,834	79%
Non-core non-maturity deposits	1,329,324	8%	1,154,070	7%	1,174,487	7%
Total non-maturity deposits	14,546,898	86%	13,923,143	85%	13,698,321	86%
Time deposits $250,000 and under	1,940,872	12%	1,998,597	12%	1,758,434	11%
Time deposits over $250,000	387,207	2%	409,268	3%	413,856	3%
Total time deposits	2,328,079	14%	2,407,865	15%	2,172,290	14%
Total deposits	$16,874,977	100%	$16,331,008	100%	$15,870,611	100%
Total deposits increased by $544.0 million during the second quarter to $16.9 billion, due mainly to an increase in core deposits of $448.5 million and an increase in non-core non-maturity deposits of $175.3 million, offset by a decrease in time deposits of $79.8 million. At June 30, 2017, core deposits totaled $13.2 billion, or 78% of total deposits, including $6.7 billion of noninterest-bearing demand deposits, or 40% of total deposits.
.

The following table summarizes the maturities of time deposits, together with their weighted average contractual rate, as of the dates indicated:

	Time	Time
	Deposits	Deposits	Total
	$250,000	Over	Time	Contractual
Maturity	and Under	$250,000	Deposits	Rate
	(Dollars in thousands)
Due in three months or less	$574,707	$195,601	$770,308	0.43%
Due in over three months through six months	542,186	103,320	645,506	0.60%
Due in over six months through twelve months	681,032	67,862	748,894	0.65%
Due in over 12 months through 24 months	97,913	12,237	110,150	0.66%
Due in over 24 months	45,034	8,187	53,221	0.61%
Total at June 30, 2017	$1,940,872	$387,207	$2,328,079	0.56%

Total at March 31, 2017	$1,998,597	$409,268	$2,407,865	0.51%
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At June 30, 2017, total off-balance sheet client investment funds were $1.8 billion, of which $1.6 billion was managed by S1AM.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At June 30, 2017, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At June 30, 2017, such disallowed amounts were $1.3 million for the Company and $16.4 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
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

The following table presents a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum		Minimum
		Minimum	Required	Minimum	Required
		Required	Plus Capital	Required	Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
June 30, 2017
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	11.90%	4.00%	4.00%	N/A	4.00%
CET1 capital (to risk weighted assets)	12.28%	4.50%	5.75%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	12.28%	6.00%	7.25%	N/A	8.50%
Total capital (to risk weighted assets)	15.42%	8.00%	9.25%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.41%	4.00%	4.00%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.79%	4.50%	5.75%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.79%	6.00%	7.25%	8.00%	8.50%
Total capital (to risk weighted assets)	12.66%	8.00%	9.25%	10.00%	10.50%

December 31, 2016
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	11.91%	4.00%	4.00%	N/A	4.00%
CET1 capital (to risk weighted assets)	12.31%	4.50%	5.125%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	12.31%	6.00%	6.625%	N/A	8.50%
Total capital (to risk weighted assets)	15.56%	8.00%	8.625%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.40%	4.00%	4.00%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.78%	4.50%	5.125%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.78%	6.00%	6.625%	8.00%	8.50%
Total capital (to risk weighted assets)	12.72%	8.00%	8.625%	10.00%	10.50%
_______________________________________

(1)
Ratios for June 30, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017; ratios for December 31, 2016 reflect the minimum required plus capital conservation buffer phase-in for 2016.

Beginning January 1, 2016, Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2017, the Company and Bank were in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $445.7 million at June 30, 2017. At June 30, 2017, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $432.8 million were included in Tier II capital.
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
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions, and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $132.0 million with the FHLB and $80.0 million with correspondent banks, both for the purchase of overnight funds. As of June 30, 2017, there was a $132.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2017, the Bank had no borrowings outstanding under this facility, but had $30.0 million outstanding of funds sold to member banks with a weighted average interest rate of 1.23% and due in July 2017. Such funds are included in "Interest-earning deposits in financial institutions" on the condensed consolidated balance sheets.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	June 30,	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2017	2017	2016
	(Dollars in thousands)
Cash and due from banks	$180,330	$184,608	$337,965
Interest-earning deposits in financial institutions	107,150	111,892	81,705
Securities available-for-sale	3,474,560	3,336,992	3,223,830
Less: pledged securities	(430,182)	(424,692)	(425,511)
Total primary liquidity	$3,331,858	$3,208,800	$3,217,989

Ratio of primary liquidity to total deposits	19.7%	19.6%	20.3%

Secondary Liquidity - Off-Balance Sheet	June 30,	March 31,	December 31,
Available Secured Borrowing Capacity	2017	2017	2016
	(In thousands)
Secured borrowing capacity with the FHLB	$2,916,358	$2,728,762	$2,010,739
Less: secured advances outstanding	(85,000)	(290,000)	(735,000)
Net secured borrowing capacity with the FHLB	2,831,358	2,438,762	1,275,739
Secured borrowing capacity with the FRBSF	2,201,579	2,193,347	2,210,692
Total secondary liquidity	$5,032,937	$4,632,109	$3,486,431
During the three months ended June 30, 2017, the Company's primary liquidity increased by $123.1 million due to a $137.6 million increase in securities available-for-sale, offset partially by a $5.5 million increase in pledged securities, a $4.7 million decrease in interest-earning deposits in financial institutions, and a $4.3 million decrease in cash due from banks. The Company's secondary liquidity increased by $400.8 million during the second quarter due to a $205.0 million decrease in the amount borrowed from the secured borrowing line with the FHLB, a $187.6 million increase in the borrowing capacity on the secured borrowing line with the FHLB, and an $8.2 million increase in the borrowing capacity on the secured credit line with the FRBSF.
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB as of June 30, 2017 of $2.9 billion, collateralized by a blanket lien on $4.2 billion of certain qualifying loans not pledged to the FRBSF. The Bank also had secured borrowing capacity with the FRBSF of $2.2 billion as of June 30, 2017 collateralized by liens on $3.0 billion of qualifying loans.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At June 30, 2017, core deposits totaled $13.2 billion and represented 78% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if corporate customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available off-balance sheet liquidity.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2017, we were in compliance with all of our established liquidity guidelines.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2017, brokered deposits totaled $2.0 billion, consisting of $813.5 million of brokered time deposits, $1.1 billion of non-maturity brokered sweep accounts, and $9.5 million of other brokered deposits. At December 31, 2016, brokered deposits totaled $1.6 billion, consisting of $405.5 million of brokered time deposits, $1.2 billion of non-maturity brokered sweep accounts, and $12.2 million of other brokered deposits. We have increased the amount of our brokered deposits in recent quarters because of the large amount of deposits that can be obtained in a short period of time to manage liquidity and funding needs.

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
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three and six months ended June 30, 2017, PacWest received $65.0 million and $130.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $470.5 million at June 30, 2017, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At June 30, 2017, PacWest had $481.6 million in cash and due from banks, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program and cash consideration required in connection with the CUB acquisition.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	June 30, 2017
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits(1)	2,164,512	139,886	23,485	—	2,327,883
Short-term borrowings	217,000	—	—	—	217,000
Long-term debt obligations(1)	228	226	—	541,205	541,659
Contractual interest(2)	5,463	1,345	708	—	7,516
Operating lease obligations	30,230	53,172	38,761	34,259	156,422
Other contractual obligations	24,892	24,690	9,667	16,880	76,129
Total	$2,442,325	$219,319	$72,621	$592,344	$3,326,609
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
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

Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded. At June 30, 2017, our loan commitments, including standby letters of credit, totaled $5.2 billion. The commitments, a portion of which result in funded loans, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 7. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
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
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the cross currency swaps that hedge those exposures. As of June 30, 2017, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $52.4 million and $29.4 million, and the U.S. Dollar notional amounts of cross currency swaps outstanding to hedge these foreign currency exposures were $44.8 million and $29.2 million. We recognized foreign currency translation net gains of $0.3 million and $0.9 million for the six months ended June 30, 2017 and 2016.
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
We evaluated the results of our NII simulation model and MVE model prepared as of June 30, 2017, the results of which are presented below. Our NII simulation indicates that our balance sheet is asset-sensitive, while our MVE model indicates that our balance sheet had a slightly liability-sensitive profile. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2017. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at June 30, 2017. In order to arrive at the base case, we extend our balance sheet at June 30, 2017 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2017. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.
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
The following table presents forecasted net interest income and net interest margin for the next 12 months using the forward yield curve as the base scenario and shocking the base scenario given immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
June 30, 2017	Income	Change	Margin	Margin Change
Interest Rate Scenario	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Up 300 basis points	$1,163.6	16.6%	5.95%	0.85%
Up 200 basis points	$1,110.3	11.2%	5.68%	0.58%
Up 100 basis points	$1,056.0	5.8%	5.40%	0.30%
BASE CASE	$998.2	—	5.10%	—
Down 100 basis points	$941.1	(5.7)%	4.81%	(0.29)%
Down 200 basis points	$917.3	(8.1)%	4.69%	(0.41)%
Down 300 basis points	$907.7	(9.1)%	4.64%	(0.46)%
Total base case year 1 tax equivalent NII was $998.2 million at June 30, 2017 compared to $983.8 million at March 31, 2017. The $14.4 million increase in year 1 NII was attributable to balance growth in the loan and securities portfolios and a decrease in the balance of borrowings compared to the previous projection. In the rates down scenarios, the magnitude of the decrease in NII compared to the base case has increased over the last several quarters due to the decrease in the volume of loans with in-the-money interest rate floors.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short term rates increase faster than long term rates, and the least favorable alternate rate vector that we model is the “Bull Steepener,” when short term rates fall faster than long term rates. In the “Bear Flattener” scenario that we model, Year 1 NII increases by 2.5%, and in the “Bull Steepener” scenario that we model, Year 1 NII decreases by 2.6%.
Of the $15.7 billion of total loans in the portfolio, $11.0 billion have variable interest rate terms (excluding hybrid loans discussed below). At June 30, 2017, $10.5 billion of these variable-rate loans have a loan rate higher than their floor rate, which allows them to reprice at their next reprice date upon a change in their index. Approximately 67% of the total variable-rate loans have a LIBOR index rate.

The following table presents variable-rate loans at their floors and the amounts for which the fully-indexed rates would rise off of the floors and reprice as a result of the rate increases shown:

June 30, 2017
Cumulative	Rate
Amount of	Increase
Variable-Rate	Needed to
Loans	Reprice
(Dollars in millions)
$362.3	0 - 100 bps
$510.4	101 - 200 bps
$537.2	201 - 300 bps
Additionally, certain variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $238 million, $392 million, and $709 million in the next one, two, and three years.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at June 30, 2017.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
June 30, 2017	Market Value	Change	Change	of Total	Market Value
Interest Rate Scenario	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Up 300 basis points	$5,710.9	$(79.0)	(1.4)%	25.7%	125.2%
Up 200 basis points	$5,741.7	$(48.0)	(0.8)%	25.8%	125.9%
Up 100 basis points	$5,770.9	$(19.0)	(0.3)%	25.9%	126.6%
BASE CASE	$5,789.8	$—	—%	26.0%	127.0%
Down 100 basis points	$5,793.6	$4.0	0.1%	26.0%	127.1%
Down 200 basis points	$5,799.0	$9.0	0.2%	26.1%	127.2%
Down 300 basis points	$5,648.7	$(141.0)	(2.4)%	25.4%	123.9%

Total base case projected market value of equity was $5.8 billion at June 30, 2017 compared to $5.6 billion at March 31, 2017. The projected market value of equity increased by $178 million while our overall MVE sensitivity profile has shifted to be slightly liability-sensitive. The increase in base case market value of equity was due primarily to a $166 million increase in the mark-to-market adjustment for loans and leases due to an increase in the discount rate used to determine loan values and a $52 million increase in the book value of stockholders' equity, offset partially by a $40 million increase in the mark-to-market adjustment for total deposits. The results of the rate shock analysis of MVE shifted to slightly liability sensitive at June 30, 2017, compared to slightly asset sensitive at March 31, 2017 due to a change in the modeling of certain municipal bonds, which resulted in a longer duration estimate in the up rate shock scenarios reflected in the table above.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the second quarter of 2017:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
			as Part of	That May Yet
		Average	Publicly	Be Purchased
	Total Number of	Price Paid	Announced	Under the
Purchase Dates	Shares Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
April 1, 2017 - April 30, 2017	—	$—	—	$372,069
May 1, 2017 - May 31, 2017	107,662	49.01	—	$372,069
June 1, 2017 - June 30, 2017	—	—	—	$372,069
Total	107,662	$49.01	—
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

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
2.3	Agreement and Plan of Merger dated March 1, 2015 between PacWest Bancorp and Square 1 Financial, Inc. (Exhibit 2.1 to Form 8-K filed on March 5, 2015 and incorporated herein by this reference).
2.4	Agreement and Plan of Merger dated April 5, 2017 between PacWest Bancorp and CU Bancorp (Exhibit 2.1 to Form 8-K filed on April 6, 2017 and incorporated herein by reference).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
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
10.2
Form of Stock Award Agreement pursuant to the Company's 2003 Stock Incentive Plan, as amended and restated (Exhibit 10.2 to Form 10-Q filed on November 7, 2016 and incorporated herein by this reference).

10.3
Form of Stock Unit Award Agreement pursuant to the Company's 2003 Stock Incentive Plan, as amended and restated (Exhibit 10.2 to Form 10-Q filed on November 7, 2016 and incorporated herein by this reference).

10.4	PacWest Bancorp 2017 Stock Incentive Plan, as amended, dated May 15, 2017 (Exhibit 10.1 to Form 8-K filed on May 18, 2017 and incorporated herein by this reference).
10.5
Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan, as amended (Exhibit 10.2 to Form 8-K filed on May 18, 2017 and incorporated herein by reference).

10.6	Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan, as amended (Exhibit 10.3 to Form 8-K filed on May 18, 2017 and incorporated herein by reference).
10.7	Form of Voting Agreement dated April 5, 2017, between PacWest Bancorp and certain shareholders of CU Bancorp (Exhibit 99.1 to Form 8-K filed on April 6, 2017 and incorporated herein by reference).
31.1	Section 302 Certification of Chief Executive Officer. *
31.2	Section 302 Certification of Chief Financial Officer. *
32.1	Section 906 Certification of Chief Executive Officer. *
32.2	Section 906 Certification of Chief Financial Officer. *
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2017, March 31, 2017, and June 30, 2016 and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017, March 31, 2017, and June 30, 2016 and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements. *

_____________________
* Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	August 8, 2017	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Accounting Officer