Form 10-Q
period 2017-09-30
PACWEST BANCORP
filed 2017-11-07
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of October 27, 2017, there were 128,935,736 shares of the registrant's common stock outstanding, excluding 1,364,336 shares of unvested restricted stock.

PACWEST BANCORP
SEPTEMBER 30, 2017 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFX	American Financial Exchange	FHLB	Federal Home Loan Bank of San Francisco
ALM	Asset Liability Management	FRB	Board of Governors of the Federal Reserve System
ASC	Accounting Standards Codification	FRBSF	Federal Reserve Bank of San Francisco
ASU	Accounting Standards Update	IRR	Interest Rate Risk
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013.	MBS	Mortgage-Backed Securities
BHCA	Bank Holding Company Act of 1956, as amended	MVE	Market Value of Equity
BOLI	Bank Owned Life Insurance	NII	Net Interest Income
CapitalSource Inc.	A company acquired on April 7, 2014	NIM	Net Interest Margin
CapitalSource Division	A division of Pacific Western Bank, formed at the closing of the CapitalSource Inc. merger	Non-PCI	Non-Purchased Credit Impaired
C&I	Commercial and Industrial	OREO	Other Real Estate Owned
CDI	Core Deposit Intangible Assets	PWEF	Pacific Western Equipment Finance, a leasing unit sold March 31, 2016
CET1	Common Equity Tier 1	PCI	Purchased Credit Impaired
CMOs	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Units
CRI	Customer Relationship Intangible Assets	S1AM	Square 1 Asset Management, Inc.
CUB	CU Bancorp (a company acquired on October 20, 2017)	SBA	Small Business Administration
CU Bank	California United Bank (a wholly-owned subsidiary of CUB)	SEC	Securities and Exchange Commission
DBO	California Department of Business Oversight	Square 1	Square 1 Financial, Inc. (a company acquired on October 6, 2015)
DTAs	Deferred Tax Assets	Square 1 Bank Division	A division of Pacific Western Bank formed at the closing of the Square 1 acquisition
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent Net Interest Income	Net interest income adjusted for tax-equivalent adjustments related to tax-exempt interest on certain loans and municipal securities
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		Tax Equivalent NIM	NIM adjusted for tax-equivalent adjustments related to tax-exempt income on municipal securities
FASB	Financial Accounting Standards Board	TDRs	Troubled Debt Restructurings
FCAL	First California Financial Group, Inc. (a company acquired on May 31, 2013)	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$147,579	$337,965
Interest-earning deposits in financial institutions	122,439	81,705
Total cash and cash equivalents	270,018	419,670
Securities available-for-sale, at fair value	3,532,230	3,223,830
Federal Home Loan Bank stock, at cost	17,250	21,870
Total investment securities	3,549,480	3,245,700
Gross loans and leases held for investment	15,756,285	15,520,537
Deferred fees, net	(65,768)	(64,583)
Allowance for loan and lease losses	(159,606)	(157,238)
Total loans and leases held for investment, net	15,530,911	15,298,716
Equipment leased to others under operating leases	233,866	229,905
Premises and equipment, net	28,910	38,594
Foreclosed assets, net	11,630	12,976
Deferred tax asset, net	65,321	94,112
Goodwill	2,173,949	2,173,949
Core deposit and customer relationship intangibles, net	27,188	36,366
Other assets	351,659	319,779
Total assets	$22,242,932	$21,869,767

LIABILITIES:
Noninterest-bearing deposits	$6,911,874	$6,659,016
Interest-bearing deposits	9,861,371	9,211,595
Total deposits	16,773,245	15,870,611
Borrowings	250,399	905,812
Subordinated debentures	448,126	440,744
Accrued interest payable and other liabilities	160,494	173,545
Total liabilities	17,632,264	17,390,712

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at September 30, 2017 and
December 31, 2016, 123,122,892 and 122,803,029 shares issued, respectively, including
1,393,874 and 1,476,132 shares of unvested restricted stock, respectively)	1,231	1,228
Additional paid-in capital	4,000,543	4,162,132
Retained earnings	639,434	366,073
Treasury stock, at cost (1,673,098 and 1,519,360 shares at September 30, 2017 and December 31, 2016)	(64,153)	(56,360)
Accumulated other comprehensive income, net	33,613	5,982
Total stockholders' equity	4,610,668	4,479,055
Total liabilities and stockholders' equity	$22,242,932	$21,869,767
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$235,666	$234,618	$225,370	$694,462	$686,071
Investment securities	24,762	24,689	22,187	72,490	67,154
Deposits in financial institutions	538	237	298	967	914
Total interest income	260,966	259,544	247,855	767,919	754,139
Interest expense:
Deposits	13,071	10,205	7,247	31,653	24,143
Borrowings	188	1,066	695	2,272	1,628
Subordinated debentures	6,017	5,800	5,278	17,379	15,382
Total interest expense	19,276	17,071	13,220	51,304	41,153
Net interest income	241,690	242,473	234,635	716,615	712,986
Provision for credit losses	15,119	11,499	8,471	51,346	42,514
Net interest income after provision for credit losses	226,571	230,974	226,164	665,269	670,472
Noninterest income:
Service charges on deposit accounts	3,465	3,510	3,488	10,733	10,977
Other commissions and fees	9,944	10,583	12,528	30,917	35,090
Leased equipment income	8,332	11,635	8,538	29,442	25,305
Gain on sale of loans and leases	2,848	649	157	4,209	790
Gain on sale of securities	1,236	1,651	382	2,788	8,970
FDIC loss sharing expense, net	—	—	—	—	(8,917)
Other income	5,557	7,254	1,827	23,689	11,365
Total noninterest income	31,382	35,282	26,920	101,778	83,580
Noninterest expense:
Compensation	64,413	65,288	62,661	194,581	185,900
Occupancy	12,729	11,811	12,010	36,148	36,835
Data processing	6,459	6,337	6,234	19,811	17,782
Other professional services	4,213	3,976	4,625	11,567	11,598
Insurance and assessments	4,702	4,856	4,324	14,349	14,240
Intangible asset amortization	3,049	3,065	4,224	9,178	13,341
Leased equipment depreciation	4,862	5,232	5,298	15,719	15,608
Foreclosed assets expense (income), net	2,191	(157)	(248)	2,177	(812)
Acquisition, integration and reorganization costs	1,450	1,700	—	3,650	200
Loan expense	3,421	3,884	1,931	10,692	6,231
Other expense	11,053	11,715	9,651	34,921	30,556
Total noninterest expense	118,542	117,707	110,710	352,793	331,479
Earnings before income taxes	139,411	148,549	142,374	414,254	422,573
Income tax expense	(37,945)	(54,902)	(48,479)	(140,473)	(156,054)
Net earnings	$101,466	$93,647	$93,895	$273,781	$266,519

Earnings per share:
Basic	$0.84	$0.77	$0.77	$2.26	$2.19
Diluted	$0.84	$0.77	$0.77	$2.26	$2.19
Dividends declared per share	$0.50	$0.50	$0.50	$1.50	$1.50

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
	(Unaudited)
	(In thousands)
Net earnings	$101,466	$93,647	$93,895	$273,781	$266,519
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	7,812	30,340	(15,954)	49,336	83,653
Income tax (expense) benefit related to net unrealized
holding gains arising during the period	(3,198)	(12,350)	6,509	(20,055)	(34,111)
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	4,614	17,990	(9,445)	29,281	49,542
Reclassification adjustment for net gains
included in net earnings (1)	(1,236)	(1,651)	(382)	(2,788)	(8,970)
Income tax expense related to reclassification
adjustment	506	672	156	1,138	3,673
Reclassification adjustment for net gains
included in net earnings, net of tax	(730)	(979)	(226)	(1,650)	(5,297)
Other comprehensive income (loss), net of tax	3,884	17,011	(9,671)	27,631	44,245
Comprehensive income	$105,350	$110,658	$84,224	$301,412	$310,764
___________________________________

(1)	Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2017
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2016	121,283,669	$1,228	$4,162,132	$366,073	$(56,360)	$5,982	$4,479,055
Cumulative effect of change in
accounting principle (1)	—	—	711	(420)	—	—	291
Net earnings	—	—	—	273,781	—	—	273,781
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	27,631	27,631
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	319,863	3	20,195	—	—	—	20,198
Restricted stock surrendered	(153,738)	—	—	—	(7,793)	—	(7,793)
Cash dividends paid	—	—	(182,495)	—	—	—	(182,495)
Balance, September 30, 2017	121,449,794	$1,231	$4,000,543	$639,434	$(64,153)	$33,613	$4,610,668
________________________

(1)	Impact due to adoption on January 1, 2017 of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$273,781	$266,519
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,798	24,761
Amortization of net premiums on securities available-for-sale	30,238	28,012
Amortization of intangible assets	9,178	13,341
Provision for credit losses	51,346	42,514
Gain on sale of foreclosed assets	(282)	(837)
Provision for losses on foreclosed assets	2,138	—
Gain on sale of loans and leases	(4,209)	(790)
Gain on sale of premises and equipment	(388)	(23)
Gain on sale of securities	(2,788)	(8,970)
Gain on BOLI death benefit	(1,050)	(539)
Unrealized gain on derivatives and foreign currencies, net	(449)	(374)
Earned stock compensation	20,198	17,275
Loss on sale of PWEF leasing unit	—	720
Tax effect included in stockholders' equity of restricted stock vesting	—	(4,226)
Decrease in accrued and deferred income taxes, net	10,164	74,946
(Increase) decrease in other assets	(32,765)	1,224
Decrease in accrued interest payable and other liabilities	(20,738)	(23,600)
Net cash provided by operating activities	358,172	429,953

Cash flows from investing activities:
Net increase in loans and leases	(567,291)	(514,224)
Proceeds from sales of loans and leases	293,808	106,109
Proceeds from maturities and paydowns of securities available-for-sale	329,876	184,644
Proceeds from sales of securities available-for-sale	185,533	392,841
Purchases of securities available-for-sale	(804,710)	(303,742)
Net redemptions of Federal Home Loan Bank stock	4,620	324
Proceeds from sales of foreclosed assets	1,455	7,973
Purchases of premises and equipment, net	(5,892)	(6,185)
Proceeds from sales of premises and equipment	10,306	24
Proceeds from sale of PWEF leasing unit	—	138,955
Proceeds from BOLI death benefit	2,478	3,238
Net increase of equipment leased to others under operating leases	(17,956)	(15,802)
Net cash used in investing activities	(567,773)	(5,845)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	255,874	352,784
Net increase (decrease) in interest-bearing deposits	649,776	(371,005)
Net decrease in borrowings	(655,413)	(78,873)
Restricted stock surrendered	(7,793)	(4,611)
Tax effect included in stockholders' equity of restricted stock vesting	—	4,226
Cash dividends paid	(182,495)	(182,750)
Net cash provided by (used in) financing activities	59,949	(280,229)

Net (decrease) increase in cash and cash equivalents	(149,652)	143,879
Cash and cash equivalents, beginning of period	419,670	396,486
Cash and cash equivalents, end of period	$270,018	$540,365

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$48,402	$41,392
Cash paid for income taxes	146,321	82,721
Loans transferred to foreclosed assets	580	129
Transfers from loans held for investment to loans held for sale	175,158	—

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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. At September 30, 2017, the Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank divisions. Our CapitalSource Division provides cash flow, asset-based, equipment, and real estate loans and treasury management services to established middle market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
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
We have completed 28 acquisitions from May 1, 2000 through September 30, 2017. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 12. Subsequent Events, for information regarding the completion of the CU Bancorp acquisition on October 20, 2017.
Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission ("Form 10-K").
Accounting Standards Adopted in 2017
Effective January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Accounting." ASU 2016-09 changed aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The recognition of excess tax benefits and tax deficiencies in the income statement was adopted prospectively. Income tax benefits of $0.03 million and $1.5 million were recognized during the three and nine months ended September 30, 2017 as a result of the adoption of ASU 2016-09. We expect the requirements of ASU 2016-09 to result in fluctuations in our effective tax rate from period to period based upon the timing of share-based award vestings.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective July 1, 2017, the Company early-adopted ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 210-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for discounts on callable debt securities was not impacted. The adoption of this ASU had no material impact on the Company's consolidated financial position, results of operations, or cash flows.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. On the condensed consolidated statements of earnings, beginning with our June 30, 2017 results, we began presenting a new line for "Loan expense" as that category exceeded the disclosure materiality threshold, which previously had been included as part of "Other expense." Included in loan expense are costs related to servicing our loans including legal fees. Prior to 2017, time deposit disclosures were presented as: (1) under $100,000, and (2) $100,000 or more. We are now using the current FDIC insurance limit of $250,000 and presenting the categories as: (1) $250,000 and under, and (2) over $250,000.
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
Our other intangible assets with definite lives include CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI as of September 30, 2017 is 4.7 years and the aggregate amortization expense is expected to be $11.5 million for 2017. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $8.8 million for 2018, $6.7 million for 2019, $4.7 million for 2020, $3.0 million for 2021, and $1.7 million for 2022.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$64,187	$64,187	$76,513	$64,187	$95,524
Fully amortized portion	(2,190)	—	(2,811)	(2,190)	(20,122)
Reduction due to sale of PWEF leasing unit	—	—	—	—	(1,700)
Balance, end of period	61,997	64,187	73,702	61,997	73,702
Accumulated Amortization:
Balance, beginning of period	(33,950)	(30,885)	(32,747)	(27,821)	(42,304)
Amortization	(3,049)	(3,065)	(4,224)	(9,178)	(13,341)
Fully amortized portion	2,190	—	2,811	2,190	20,122
Reduction due to sale of PWEF leasing unit	—	—	—	—	1,363
Balance, end of period	(34,809)	(33,950)	(34,160)	(34,809)	(34,160)
Net CDI and CRI, end of period	$27,188	$30,237	$39,542	$27,188	$39,542
NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	September 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$375,357	$4,569	$(2,385)	$377,541	$499,185	$6,222	$(2,964)	$502,443
Agency CMOs	175,429	1,655	(1,134)	175,950	145,258	1,528	(497)	146,289
Private label CMOs	131,149	4,001	(600)	134,550	122,707	4,199	(1,437)	125,469
Municipal securities	1,501,196	49,362	(1,408)	1,549,150	1,447,064	15,406	(6,011)	1,456,459
Agency commercial MBS	996,963	5,764	(6,813)	995,914	555,552	1,798	(9,658)	547,692
Corporate debt securities	17,000	2,125	—	19,125	47,100	680	(271)	47,509
Collateralized loan obligations	19,119	66	(9)	19,176	155,440	1,685	(238)	156,887
SBA securities	166,949	1,363	(284)	168,028	179,085	510	(750)	178,845
Asset-backed and other securities	92,345	804	(353)	92,796	62,264	358	(385)	62,237
Total	$3,475,507	$69,709	$(12,986)	$3,532,230	$3,213,655	$32,386	$(22,211)	$3,223,830
As of September 30, 2017, securities available-for-sale with a fair value of $339.8 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the three months ended September 30, 2017, we sold $98.3 million of securities available-for-sale for a gross realized gain of $1.3 million and a gross realized loss of $0.1 million. During the three months ended September 30, 2016, we sold $39.1 million of securities available-for-sale for a gross realized gain of $1.0 million and a gross realized loss of $0.6 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2017, we sold $182.7 million of securities available-for-sale for a gross realized gain of $3.3 million and a gross realized loss of $0.5 million. During the nine months ended September 30, 2016, we sold $383.9 million of securities available-for-sale for a gross realized gain of $10.6 million and a gross realized loss of $1.6 million.
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, as of the dates indicated:

	September 30, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$52,840	$(271)	$127,695	$(2,114)	$180,535	$(2,385)
Agency CMOs	55,606	(891)	18,436	(243)	74,042	(1,134)
Private label CMOs	45,494	(386)	18,080	(214)	63,574	(600)
Municipal securities	78,784	(329)	29,203	(1,079)	107,987	(1,408)
Agency commercial MBS	338,883	(2,920)	106,766	(3,893)	445,649	(6,813)
Collateralized loan obligations	7,162	(9)	—	—	7,162	(9)
SBA securities	42,963	(284)	—	—	42,963	(284)
Asset-backed and other securities	39,723	(295)	8,162	(58)	47,885	(353)
Total	$661,455	$(5,385)	$308,342	$(7,601)	$969,797	$(12,986)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$149,281	$(1,691)	$122,902	$(1,273)	$272,183	$(2,964)
Agency CMOs	44,111	(416)	25,316	(81)	69,427	(497)
Private label CMOs	49,067	(906)	30,155	(531)	79,222	(1,437)
Municipal securities	644,424	(6,011)	—	—	644,424	(6,011)
Agency commercial MBS	349,550	(9,658)	—	—	349,550	(9,658)
Corporate debt securities	29,829	(271)	—	—	29,829	(271)
Collateralized loan obligations	12,450	(37)	39,231	(201)	51,681	(238)
SBA securities	69,293	(407)	39,024	(343)	108,317	(750)
Asset-backed and other securities	18,213	(309)	7,851	(76)	26,064	(385)
Total	$1,366,218	$(19,706)	$264,479	$(2,505)	$1,630,697	$(22,211)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We reviewed the securities that were in an unrealized loss position at September 30, 2017, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2017
	Amortized	Fair
Maturity	Cost	Value
	(In thousands)
Due in one year or less	$17,879	$18,352
Due after one year through five years	326,552	331,164
Due after five years through ten years	962,429	969,431
Due after ten years	2,168,647	2,213,283
Total securities available-for-sale	$3,475,507	$3,532,230
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
	(In thousands)
Taxable interest	$13,576	$13,515	$11,446	$39,257	$34,248
Non-taxable interest	10,795	10,750	10,333	31,926	31,562
Dividend income	391	424	408	1,307	1,344
Total interest income on investment securities	$24,762	$24,689	$22,187	$72,490	$67,154

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
Loans Held for Sale
In the second quarter of 2017, we entered into two agreements to sell loans with balances totaling $175.2 million and the associated unfunded commitments of $19.3 million, primarily from our healthcare portfolios. The $175.2 million of loans were reported as loans held for sale at June 30, 2017 and the sales were completed in July. In connection with the transfer of loans to held for sale, we recognized $7.2 million in charge-offs during the second quarter related to our healthcare portfolio loans in order to record the loans at the lower of cost or fair value. There were no loans held for sale at September 30, 2017.
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	September 30, 2017			December 31, 2016
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$6,146,978	$58,077	$6,205,055	$5,635,675	$92,793	$5,728,468
Real estate construction and land	1,266,791	—	1,266,791	975,032	2,409	977,441
Commercial	7,894,115	4,194	7,898,309	8,426,236	12,994	8,439,230
Consumer	385,892	238	386,130	375,149	249	375,398
Total gross loans and leases held for
investment	15,693,776	62,509	15,756,285	15,412,092	108,445	15,520,537
Deferred fees, net	(65,753)	(15)	(65,768)	(64,562)	(21)	(64,583)
Total loans and leases held for investment,
net of deferred fees	15,628,023	62,494	15,690,517	15,347,530	108,424	15,455,954
Allowance for loan and lease losses	(152,770)	(6,836)	(159,606)	(143,755)	(13,483)	(157,238)
Total loans and leases held for
investment, net	$15,475,253	$55,658	$15,530,911	$15,203,775	$94,941	$15,298,716

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non‑PCI Loans and Leases Held for Investment
The following tables present an aging analysis of our Non‑PCI loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated:

	September 30, 2017
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$1,685	$3,664	$5,349	$4,306,899	$4,312,248
Residential	282	1,740	2,022	1,816,926	1,818,948
Total real estate mortgage	1,967	5,404	7,371	6,123,825	6,131,196
Real estate construction and land:
Commercial	—	—	—	680,949	680,949
Residential	—	—	—	568,273	568,273
Total real estate construction and land	—	—	—	1,249,222	1,249,222
Commercial:
Cash flow	140	1,484	1,624	2,728,771	2,730,395
Asset-based	—	—	—	2,577,390	2,577,390
Venture capital	3,142	948	4,090	1,955,345	1,959,435
Equipment finance	—	690	690	593,782	594,472
Total commercial	3,282	3,122	6,404	7,855,288	7,861,692
Consumer	286	272	558	385,355	385,913
Total	$5,535	$8,798	$14,333	$15,613,690	$15,628,023

	December 31, 2016
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$8,590	$3,303	$11,893	$4,341,740	$4,353,633
Residential	5,694	1,999	7,693	1,256,630	1,264,323
Total real estate mortgage	14,284	5,302	19,586	5,598,370	5,617,956
Real estate construction and land:
Commercial	—	—	—	578,838	578,838
Residential	364	—	364	383,637	384,001
Total real estate construction and land	364	—	364	962,475	962,839
Commercial:
Cash flow	191	1,821	2,012	3,105,380	3,107,392
Asset-based	1,500	2	1,502	2,607,543	2,609,045
Venture capital	13,589	5,769	19,358	1,963,798	1,983,156
Equipment finance	1,417	3,051	4,468	687,499	691,967
Total commercial	16,697	10,643	27,340	8,364,220	8,391,560
Consumer	224	—	224	374,951	375,175
Total	$31,569	$15,945	$47,514	$15,300,016	$15,347,530

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
The following table presents our nonaccrual and performing Non‑PCI loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated:

	September 30, 2017			December 31, 2016
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$63,096	$4,249,152	$4,312,248	$62,454	$4,291,179	$4,353,633
Residential	3,186	1,815,762	1,818,948	6,881	1,257,442	1,264,323
Total real estate mortgage	66,282	6,064,914	6,131,196	69,335	5,548,621	5,617,956
Real estate construction and land:
Commercial	—	680,949	680,949	—	578,838	578,838
Residential	—	568,273	568,273	364	383,637	384,001
Total real estate construction and land	—	1,249,222	1,249,222	364	962,475	962,839
Commercial:
Cash flow	33,514	2,696,881	2,730,395	53,908	3,053,484	3,107,392
Asset-based	3,977	2,573,413	2,577,390	2,118	2,606,927	2,609,045
Venture capital	22,686	1,936,749	1,959,435	11,687	1,971,469	1,983,156
Equipment finance	30,942	563,530	594,472	32,848	659,119	691,967
Total commercial	91,119	7,770,573	7,861,692	100,561	8,290,999	8,391,560
Consumer	296	385,617	385,913	339	374,836	375,175
Total	$157,697	$15,470,326	$15,628,023	$170,599	$15,176,931	$15,347,530
At September 30, 2017, nonaccrual loans and leases totaled $157.7 million and included $8.8 million of loans and leases 90 or more days past due, $0.7 million of loans and leases 30 to 89 days past due, and $148.2 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $170.6 million at December 31, 2016, including $15.9 million of the loans and leases 90 or more days past due, $3.0 million of loans and leases 30 to 89 days past due, and $151.7 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of September 30, 2017, our ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $129.1 million and represented 81.9% of total Non-PCI nonaccrual loans and leases. The largest of these relationships consisted of a $45.5 million healthcare real estate loan secured by a continuing care retirement facility that migrated to nonaccrual status during the third quarter of 2016 due to weak operating performance and cash flow difficulties.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit risk rating categories for Non‑PCI loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated. Nonclassified loans and leases are those with a credit risk rating of either pass or special mention, while classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	September 30, 2017			December 31, 2016
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Commercial	$95,272	$4,216,976	$4,312,248	$99,641	$4,253,992	$4,353,633
Residential	7,652	1,811,296	1,818,948	17,540	1,246,783	1,264,323
Total real estate mortgage	102,924	6,028,272	6,131,196	117,181	5,500,775	5,617,956
Real estate construction and land:
Commercial	—	680,949	680,949	409	578,429	578,838
Residential	—	568,273	568,273	364	383,637	384,001
Total real estate construction and land	—	1,249,222	1,249,222	773	962,066	962,839
Commercial:
Cash flow	128,207	2,602,188	2,730,395	177,661	2,929,731	3,107,392
Asset-based	19,645	2,557,745	2,577,390	28,112	2,580,933	2,609,045
Venture capital	62,602	1,896,833	1,959,435	52,646	1,930,510	1,983,156
Equipment finance	30,942	563,530	594,472	32,848	659,119	691,967
Total commercial	241,396	7,620,296	7,861,692	291,267	8,100,293	8,391,560
Consumer	457	385,456	385,913	424	374,751	375,175
Total	$344,777	$15,283,246	$15,628,023	$409,645	$14,937,885	$15,347,530
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
The following table presents the composition of our impaired loans and leases held for investment, net of deferred fees, by portfolio segment as of the dates indicated:

	September 30, 2017			December 31, 2016
		Performing	Total		Performing	Total
	Nonaccrual	Troubled	Impaired	Nonaccrual	Troubled	Impaired
	Loans	Debt	Loans	Loans	Debt	Loans
	and	Restructured	and	and	Restructured	and
	Leases	Loans	Leases	Leases	Loans	Leases
	(In thousands)
Real estate mortgage	$66,282	$47,473	$113,755	$69,335	$54,750	$124,085
Real estate construction and land	—	5,764	5,764	364	6,893	7,257
Commercial	91,119	3,209	94,328	100,561	3,157	103,718
Consumer	296	106	402	339	152	491
Total	$157,697	$56,552	$214,249	$170,599	$64,952	$235,551

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our Non‑PCI impaired loans and leases held for investment, net of deferred fees, by portfolio segment and class as of and for the dates indicated:

	September 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$14,716	$15,536	$682	$63,325	$65,031	$6,266
Residential	3,074	3,269	471	8,424	8,612	585
Real estate construction and land:
Residential	—	—	—	213	213	—
Commercial:
Cash flow	31,114	40,068	8,720	51,272	52,910	12,474
Asset-based	2,499	2,514	422	4,395	4,861	2,144
Venture capital	20,039	22,377	5,870	5,821	5,880	3,294
Equipment finance	—	—	—	1,524	4,636	—
Consumer	106	105	17	270	280	170
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$92,295	$103,306		$44,557	$51,402
Residential	3,670	3,906		7,779	8,940
Real estate construction and land:
Commercial	5,764	5,762		6,680	6,680
Residential	—	—		364	366
Commercial:
Cash flow	2,559	4,690		2,852	5,939
Asset-based	4,528	6,479		664	1,652
Venture capital	2,647	6,741		5,866	8,939
Equipment finance	30,942	49,742		31,324	53,319
Consumer	296	368		221	292
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$113,755	$126,017	$1,153	$124,085	$133,985	$6,851
Real estate construction and land	5,764	5,762	—	7,257	7,259	—
Commercial	94,328	132,611	15,012	103,718	138,136	17,912
Consumer	402	473	17	491	572	170
Total	$214,249	$264,863	$16,182	$235,551	$279,952	$24,933

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,
	2017		2016
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$14,716	$214	$18,580	$262
Residential	3,074	14	2,505	15
Real estate construction and land:
Residential	—	—	736	4
Commercial:
Cash flow	31,114	2	25,933	9
Asset-based	2,372	29	2,730	5
Venture capital	18,298	—	6,878	—
Equipment finance	—	—	42,913	—
Consumer	106	2	346	3
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$92,183	$635	$59,090	$518
Residential	3,670	15	9,573	70
Real estate construction and land:
Commercial	5,764	74	7,870	57
Commercial:
Cash flow	2,338	11	2,330	1
Asset-based	1,501	29	2,535	37
Venture capital	2,647	—	—	—
Equipment finance	30,942	—	—	—
Consumer	296	—	76	—
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$113,643	$878	$89,748	$865
Real estate construction and land	5,764	74	8,606	61
Commercial	89,212	71	83,319	52
Consumer	402	2	422	3
Total	$209,021	$1,025	$182,095	$981
_________________________

(1)	For Non-PCI loans and leases reported as impaired at September 30, 2017 and 2016, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2017		2016
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$14,716	$634	$18,220	$781
Residential	3,074	41	2,325	42
Real estate construction and land:
Residential	—	—	736	11
Commercial:
Cash flow	31,114	5	20,417	26
Asset-based	2,079	83	2,278	14
Venture capital	9,621	—	2,542	—
Equipment finance	—	—	41,587	—
Consumer	106	6	330	8
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$90,631	$1,924	$54,747	$1,209
Residential	3,650	44	6,990	130
Real estate construction and land:
Commercial	5,764	220	7,106	169
Commercial:
Cash flow	1,995	14	2,232	1
Asset-based	1,171	54	1,828	77
Venture capital	1,922	—	—	—
Equipment finance	30,560	—	—	—
Consumer	296	—	74	1
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$112,071	$2,643	$82,282	$2,162
Real estate construction and land	5,764	220	7,842	180
Commercial	78,462	156	70,884	118
Consumer	402	6	404	9
Total	$196,699	$3,025	$161,412	$2,469
_________________________

(1)	For Non-PCI loans and leases reported as impaired at September 30, 2017 and 2016, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our troubled debt restructurings of Non-PCI loans held for investment by portfolio segment and class for the periods indicated:

	Three Months Ended September 30,
	2017			2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	1	$998	$998	2	$1,147	$1,147
Residential	3	566	10	1	93	93
Real estate construction and land:
Commercial	—	—	—	1	1,245	1,245
Commercial:
Cash flow	3	9,491	255	2	25	25
Asset-based	2	2,655	2,655	1	25	25
Venture capital	4	15,308	15,308	—	—	—
Equipment finance	—	—	—	1	39,912	39,912
Consumer	—	—	—	1	21	21
Total	13	$29,018	$19,226	9	$42,468	$42,468

	Nine Months Ended September 30,
	2017			2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	5	$2,527	$2,463	7	$5,287	$5,287
Residential	8	1,328	489	7	5,136	5,136
Real estate construction and land:
Commercial	—	—	—	1	1,245	1,245
Residential	1	362	—	—	—	—
Commercial:
Cash flow	12	26,385	17,150	12	30,582	30,582
Asset-based	7	4,433	4,433	5	2,158	2,158
Venture capital	9	28,465	28,465	—	—	—
Equipment finance	—	—	—	7	44,196	42,572
Consumer	1	97	97	4	819	111
Total	43	$63,597	$53,097	43	$89,423	$87,091

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present troubled debt restructurings of Non-PCI loans held for investment by portfolio segment and class that subsequently defaulted for the periods indicated:

	Three Months Ended September 30,
	2017		2016
Troubled Debt Restructurings	Number	Recorded	Number	Recorded
That Subsequently Defaulted	of Loans	Investment(1)	of Loans	Investment(1)
	(Dollars in thousands)
Real estate construction and land:
Commercial	—	$—	1	$1,245
Commercial:
Asset-based	—	—	1	2
Total	—	$—	2	$1,247	(2)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the 12-month period ended September 30, 2017, the population of defaulted restructured loans includes only those loans restructured after September 30, 2016. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at September 30, 2016, and there were no charge-offs.

	Nine Months Ended September 30,
	2017		2016
Troubled Debt Restructurings	Number	Recorded	Number	Recorded
That Subsequently Defaulted	of Loans	Investment(1)	of Loans	Investment(1)
	(Dollars in thousands)
Real estate construction and land:
Commercial	—	$—	1	$1,245
Commercial:
Asset-based	—	—	1	2
Equipment finance	—	—	1	39,912	(3)
Total	—	$—	3	$41,159	(2)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the 12-month period ended September 30, 2017, the population of defaulted restructured loans includes only those loans restructured after September 30, 2016. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases held for investment by portfolio segment and PCI loans held for investment for the periods indicated:

	Three Months Ended September 30, 2017
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$37,122	$11,318	$88,364	$2,075	$138,879	$7,079	$145,958
Charge-offs	(531)	—	(4,984)	(413)	(5,928)	(79)	(6,007)
Recoveries	36	353	4,447	29	4,865	217	5,082
Provision (negative provision)	(186)	22	14,366	752	14,954	(381)	14,573
Balance, end of period	$36,441	$11,693	$102,193	$2,443	$152,770	$6,836	$159,606

	Nine Months Ended September 30, 2017
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$37,765	$10,045	$93,853	$2,092	$143,755	$13,483	$157,238
Charge-offs	(2,217)	—	(46,965)	(625)	(49,807)	(5,768)	(55,575)
Recoveries	286	370	8,848	104	9,608	275	9,883
Provision (negative provision)	607	1,278	46,457	872	49,214	(1,154)	48,060
Balance, end of period	$36,441	$11,693	$102,193	$2,443	$152,770	$6,836	$159,606

Ending Allowance by
Impairment Methodology:
Individually evaluated for
impairment	$1,153	$—	$15,012	$17	$16,182
Collectively evaluated for
impairment	$35,288	$11,693	$87,181	$2,426	$136,588
Acquired loans with
deteriorated credit quality						$6,836

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for
impairment	$113,304	$5,764	$94,078	$106	$213,252
Collectively evaluated for
impairment	6,017,892	1,243,458	7,767,614	385,807	15,414,771
Acquired loans with
deteriorated credit quality						$62,494
Ending balance	$6,131,196	$1,249,222	$7,861,692	$385,913	$15,628,023	$62,494	$15,690,517

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$29,331	$7,853	$93,404	$1,412	$132,000	$11,289	$143,289
Charge-offs	(302)	—	(9,606)	(16)	(9,924)	(531)	(10,455)
Recoveries	2,414	27	3,553	56	6,050	—	6,050
Provision	5,498	803	2,240	80	8,621	471	9,092
Balance, end of period	$36,941	$8,683	$89,591	$1,532	$136,747	$11,229	$147,976

	Nine Months Ended September 30, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$36,654	$7,137	$61,082	$661	$105,534	$9,577	$115,111
Charge-offs	(1,905)	—	(14,306)	(798)	(17,009)	(862)	(17,871)
Recoveries	4,352	185	4,179	95	8,811	—	8,811
Provision (negative provision)	(2,160)	1,361	38,636	1,574	39,411	2,514	41,925
Balance, end of period	$36,941	$8,683	$89,591	$1,532	$136,747	$11,229	$147,976

Ending Allowance by
Impairment Methodology:
Individually evaluated for
impairment	$7,299	$11	$23,631	$179	$31,120
Collectively evaluated for
impairment	$29,642	$8,672	$65,960	$1,353	$105,627
Acquired loans with
deteriorated credit quality						$11,229

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for
impairment	$139,059	$8,700	$92,637	$376	$240,772
Collectively evaluated for
impairment	5,325,882	822,815	7,977,050	256,128	14,381,875
Acquired loans with
deteriorated credit quality						$120,199
Ending balance	$5,464,941	$831,515	$8,069,687	$256,504	$14,622,647	$120,199	$14,742,846

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

	Three Months Ended September 30, 2017
	Non-PCI
	Allowance for	Reserve for		PCI	Total
	Loan and	Unfunded Loan	Allowance for	Allowance for	Allowance for
	Lease Losses	Commitments	Credit Losses	Loan Losses	Credit Losses
	(In thousands)
Balance, beginning of period	$138,879	$20,263	$159,142	$7,079	$166,221
Charge-offs	(5,928)	—	(5,928)	(79)	(6,007)
Recoveries	4,865	—	4,865	217	5,082
Net charge-offs	(1,063)	—	(1,063)	138	(925)
Provision (negative provision)	14,954	546	15,500	(381)	15,119
Balance, end of period	$152,770	$20,809	$173,579	$6,836	$180,415

	Nine Months Ended September 30, 2017
	Non-PCI
	Allowance for	Reserve for		PCI	Total
	Loan and	Unfunded Loan	Allowance for	Allowance for	Allowance for
	Lease Losses	Commitments	Credit Losses	Loan Losses	Credit Losses
	(In thousands)
Balance, beginning of period	$143,755	$17,523	$161,278	$13,483	$174,761
Charge-offs	(49,807)	—	(49,807)	(5,768)	(55,575)
Recoveries	9,608	—	9,608	275	9,883
Net charge-offs	(40,199)	—	(40,199)	(5,493)	(45,692)
Provision (negative provision)	49,214	3,286	52,500	(1,154)	51,346
Balance, end of period	$152,770	$20,809	$173,579	$6,836	$180,415

	Three Months Ended September 30, 2016
	Non-PCI
	Allowance for	Reserve for		PCI	Total
	Loan and	Unfunded Loan	Allowance for	Allowance for	Allowance for
	Lease Losses	Commitments	Credit Losses	Loan Losses	Credit Losses
	(In thousands)
Balance, beginning of period	$132,000	$17,944	$149,944	$11,289	$161,233
Charge-offs	(9,924)	—	(9,924)	(531)	(10,455)
Recoveries	6,050	—	6,050	—	6,050
Net charge-offs	(3,874)	—	(3,874)	(531)	(4,405)
Provision (negative provision)	8,621	(621)	8,000	471	8,471
Balance, end of period	$136,747	$17,323	$154,070	$11,229	$165,299

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2016
	Non-PCI
	Allowance for	Reserve for		PCI	Total
	Loan and	Unfunded Loan	Allowance for	Allowance for	Allowance for
	Lease Losses	Commitments	Credit Losses	Loan Losses	Credit Losses
	(In thousands)
Balance, beginning of period	$105,534	$16,734	$122,268	$9,577	$131,845
Charge-offs	(17,009)	—	(17,009)	(862)	(17,871)
Recoveries	8,811	—	8,811	—	8,811
Net charge-offs	(8,198)	—	(8,198)	(862)	(9,060)
Provision	39,411	589	40,000	2,514	42,514
Balance, end of period	$136,747	$17,323	$154,070	$11,229	$165,299
NOTE 5.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	September 30,	December 31,
Property Type	2017	2016
	(In thousands)
Construction and land development	$9,319	$11,224
Multi‑family	—	652
Commercial real estate	65	—
Single family residence	1,668	—
Total other real estate owned, net	11,052	11,876
Other foreclosed assets	578	1,100
Total foreclosed assets, net	$11,630	$12,976
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2016	$12,976
Transfers to foreclosed assets from loans	580
Other additions	1,385
Provision for losses	(2,138)
Reductions related to sales	(1,173)
Balance, September 30, 2017	$11,630

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6. BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$399	6.82%	$812	6.41%
FHLB secured advances	115,000	1.14%	735,000	0.59%
FHLB unsecured overnight advance	135,000	1.15%	130,000	0.55%
AFX borrowings	—	—%	40,000	0.81%
Total borrowings	$250,399		$905,812
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of September 30, 2017, this debt had a weighted average remaining maturity of 1.9 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of September 30, 2017 of $3.0 billion, collateralized by a blanket lien on $4.4 billion of certain qualifying loans not pledged to the FRBSF. As of September 30, 2017, the balance outstanding was a $115.0 million overnight advance. As of December 31, 2016, the balance outstanding was $735.0 million, which consisted of a $435.0 million overnight advance and a $300.0 million one-month advance with a January 23, 2017 maturity date.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2017, the Bank had secured borrowing capacity of $2.2 billion collateralized by liens covering $2.9 billion of certain qualifying loans. As of September 30, 2017 and December 31, 2016, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $135.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which $135.0 million was outstanding at September 30, 2017. At December 31, 2016, the balance outstanding was $130.0 million.
Federal Funds Arrangements with Commercial Banks. As of September 30, 2017, the Bank had unsecured lines of credit of $75.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of September 30, 2017 and December 31, 2016, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2017, there was no balance outstanding. At December 31, 2016, the balance outstanding was $40.0 million, which consisted of a $26.0 million overnight borrowing and a $14.0 million one-month borrowing with a January 20, 2017 maturity date.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	September 30, 2017		December 31, 2016		Date	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	4.42%	$10,310	4.09%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	4.37%	10,310	4.01%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	4.27%	5,155	3.95%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	4.06%	61,856	3.64%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	3.01%	20,619	2.65%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	2.92%	16,495	2.56%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	2.87%	10,310	2.51%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	3.27%	82,475	2.91%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	3.26%	128,866	2.84%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	3.26%	51,545	2.84%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	3.26%	51,550	2.84%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	30,422	1.72%	27,185	1.74%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	3.26%	16,470	2.84%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	3.26%	6,650	2.84%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	3.26%	39,177	2.84%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	542,210		538,973
Unamortized discount (2)	(94,084)		(98,229)
Net subordinated debentures	$448,126		$440,744
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on subordinated debentures assumed in acquisitions.
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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	September 30,	December 31,
	2017	2016
	(In thousands)
Loan commitments to extend credit	$5,037,084	$4,166,703
Standby letters of credit	237,052	211,398
Total	$5,274,136	$4,378,101
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
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of September 30, 2017 and December 31, 2016, we had commitments to contribute capital to these entities totaling $43.1 million and $26.6 million. We also had commitments to contribute up to an additional $2.5 million and $2.8 million to private equity funds at September 30, 2017 and December 31, 2016. In addition, at September 30, 2017, we had a commitment to purchase approximately $7.8 million of loans that terminates in June 2018.
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
Kinde Durkee Investigation
The United States Attorney's Office for the Eastern District of California concluded an investigation relating to the handling by First California Bank ("FCB") of its banking relationship with Kinde Durkee. Ms. Durkee, who had maintained certain of her accounts with FCB, was convicted in 2012 of embezzling funds from certain California politicians, among others. FCB, a wholly-owned subsidiary of FCAL, was acquired by PacWest Bancorp and merged into Pacific Western Bank in May 2013. The investigation was concluded in September 2017 with a cash settlement of $1.75 million. The claims settled are allegations only, and there has been no determination of liability. The settled claims relate exclusively to conduct by First California prior to its acquisition by PacWest Bancorp.

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
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	September 30, 2017
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$377,541	$—	$377,541	$—
Agency CMOs	175,950	—	175,950	—
Private label CMOs	134,550	—	96,614	37,936
Municipal securities	1,549,150	—	1,549,150	—
Agency commercial MBS	995,914	—	995,914	—
Corporate debt securities	19,125	—	19,125	—
Collateralized loan obligations	19,176	—	19,176	—
SBA securities	168,028	—	168,028	—
Asset-backed and other securities	92,796	4,808	45,603	42,385
Total securities available-for-sale	3,532,230	4,808	3,447,101	80,321
Equity warrants	5,158	—	—	5,158
Other derivative assets	1,221	—	1,221	—
Total recurring assets	$3,538,609	$4,808	$3,448,322	$85,479
Derivative liabilities	$564	$—	$564	$—

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
During the nine months ended September 30, 2017, there were no transfers of assets between Level 1 and Level 2, and there was a $0.7 million transfer of assets from Level 3 to Level 1 of the fair value hierarchy for assets measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	September 30, 2017
	Private Label CMOs		Asset-Backed Securities
		Weighted		Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input	of Inputs	Input
Voluntary annual prepayment speeds	3.2% - 25.5%	9.6%	5% - 15%	13.5%
Annual default rates	0.1% - 13.6%	2.2%	1% - 2%	1.8%
Loss severity rates	4.0% - 95.9%	46.9%	10% - 60%	52.4%
Discount rates	1.6% - 9.9%	4.6%	3.2% - 4.3%	3.6%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

September 30, 2017
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	17.3%
Risk-free interest rate	1.7%
Remaining life assumption (in years)	3.8
The following table summarizes activity for our Level 3 private label CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed	Equity
	Label CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2016	$56,902	$8,373	$5,497
Total included in earnings	2,114	314	1,701
Total included in other comprehensive income	(578)	(349)	—
Purchases	—	37,722	—
Issuances	—	—	720
Sales	(4,732)	—	(2,106)
Net settlements	(15,770)	(3,675)	—
Transfers to securities available-for-sale	—	—	(654)
Balance, September 30, 2017	$37,936	$42,385	$5,158
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	September 30, 2017
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$63,463	$—	$6,779	$56,684
OREO	9,100	—	9,100	—
Total non-recurring	$72,563	$—	$15,879	$56,684

	Fair Value Measurement as of
	December 31, 2016
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$149,749	$—	$1,661	$148,088
OREO	11,224	—	11,224	—
Investments carried at cost	242	—	—	242
Total non-recurring	$161,215	$—	$12,885	$148,330

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Nine Months Ended
Losses on Assets	September 30,		September 30,
Measured on a Non‑Recurring Basis	2017	2016	2017	2016
	(In thousands)
Impaired Non‑PCI loans	$4,427	$12,935	$17,895	$27,301
OREO	2,124	—	2,124	—
Total losses	$6,551	$12,935	$20,019	$27,301
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	September 30, 2017
		Valuation	Unobservable		Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired Non-PCI loans	$55,365	Discounted cash flows	Discount rates	2.00% - 8.93%	6.84%
	1,319	Third party appraisals	No discounts
Total non-recurring Level 3	$56,684
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$147,579	$147,579	$147,579	$—	$—
Interest‑earning deposits in financial institutions	122,439	122,439	122,439	—	—
Securities available‑for‑sale	3,532,230	3,532,230	4,808	3,447,101	80,321
Investment in FHLB stock	17,250	17,250	—	17,250	—
Investments carried at cost	1,006	10,702	—	—	10,702
Loans and leases held for investment, net	15,530,911	15,700,815	—	6,779	15,694,036
Equity warrants	5,158	5,158	—	—	5,158
Other derivative assets	1,221	1,221	—	1,221	—

Financial Liabilities:
Core deposits	13,531,300	13,531,300	—	13,531,300	—
Non-core non-maturity deposits	1,118,694	1,118,694	—	1,118,694	—
Time deposits	2,123,251	2,114,655	—	2,114,655	—
Borrowings	250,399	250,399	250,000	399	—
Subordinated debentures	448,126	431,173	—	431,173	—
Derivative liabilities	564	564	—	564	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$337,965	$337,965	$337,965	$—	$—
Interest‑earning deposits in financial institutions	81,705	81,705	81,705	—	—
Securities available‑for‑sale	3,223,830	3,223,830	2,080	3,156,475	65,275
Investment in FHLB stock	21,870	21,870	—	21,870	—
Investments carried at cost	1,416	3,843	—	—	3,843
Loans and leases held for investment, net	15,298,716	15,494,808	—	1,661	15,493,147
Equity warrants	5,497	5,497	—	—	5,497
Other derivative assets	694	694	—	694	—

Financial Liabilities:
Core deposits	12,523,834	12,523,834	—	12,523,834	—
Non-core non-maturity deposits	1,174,487	1,174,487	—	1,174,487	—
Time deposits	2,172,290	2,166,187	—	2,166,187	—
Borrowings	905,812	905,838	591,000	314,838	—
Subordinated debentures	440,744	424,507	—	424,507	—
Derivative liabilities	3,285	3,285	—	3,285	—
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2017, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9. EARNINGS PER SHARE
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$101,466	$93,647	$93,895	$273,781	$266,519
Less: Earnings allocated to unvested restricted stock(1)	(1,149)	(1,080)	(1,048)	(3,239)	(2,983)
Net earnings allocated to common shares	$100,317	$92,567	$92,847	$270,542	$263,536

Weighted-average basic shares and unvested restricted
stock outstanding	121,447	121,422	121,818	121,405	121,739
Less: Weighted-average unvested restricted stock
outstanding	(1,394)	(1,455)	(1,401)	(1,450)	(1,425)
Weighted-average basic shares outstanding	120,053	119,967	120,417	119,955	120,314

Basic earnings per share	$0.84	$0.77	$0.77	$2.26	$2.19

Diluted Earnings Per Share:
Net earnings allocated to common shares	$100,317	$92,567	$92,847	$270,542	$263,536

Weighted-average basic shares outstanding	120,053	119,967	120,417	119,955	120,314

Diluted earnings per share	$0.84	$0.77	$0.77	$2.26	$2.19
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
NOTE 10. STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of September 30, 2017, the 2017 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of September 30, 2017, there were 3,837,850 shares available for grant under the 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $6.5 million, $6.6 million, and $5.6 million for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016 and, $19.6 million and $16.6 million for the nine months ended September 30, 2017 and 2016. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of September 30, 2017 totaled $47.5 million.
Time-Based Restricted Stock Awards
At September 30, 2017, there were 1,393,874 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans (the "Plans"). The TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Performance-Based Restricted Stock Units
At September 30, 2017, there were 239,025 unvested PRSUs outstanding. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding under the 2003 Stock Incentive Plan until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU's is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable.
NOTE 11.  RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017. We have completed the assessment phase and substantially completed our implementation plan for adopting this new standard. In the assessment phase, we determined which revenue streams were within the scope and those that were excluded from the scope of the new standard. Substantially all of the Company's revenues, such as interest income, are excluded from the scope of the new standard. For the revenue streams determined to be within the scope of the new standard, we examined customer contracts to determine the appropriate accounting for those contracts under the new standard. We evaluated the need for any changes to our accounting, operations, and internal controls related to implementing the requirements of the new standard and have made some changes as needed. However, the new standard will not significantly impact the timing or amounts recognized. The Company will use the cumulative effect transition method and does not expect the provisions of ASU 2014-09 to have a material impact on our consolidated financial statements. The Company will adopt this standard effective January 1, 2018.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which will significantly change the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. For equity investments with readily determinable fair values, entities must measure these investments at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost, adjusted for changes in observable prices, minus impairment. Changes in measurement under either alternative must be recognized in net income. ASU 2016-01 will be effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities, which does not apply to the Company. The Company will adopt this standard effective January 1, 2018 and does not expect the provisions of ASU 2016-01 to have a material impact on its consolidated financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which, among other things, requires lessees to recognize most leases on-balance sheet, which will result in an increase in their reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018 and mandates a modified retrospective transition method for all entities. The Company has begun to assess the impact of the new standard on its financial statements and related disclosures and is currently evaluating the existing lease portfolio and working through its implementation plan. The impact to the Company will be primarily related to leased branches and office space. The Company will adopt the standard effective January 1, 2019.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which significantly changes the way entities recognize credit losses and impairment of many financial assets. Currently, the credit loss and impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the current expected credit loss ("CECL") model, the new standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The Company has set up a multidisciplinary project team, developed an implementation plan, selected a software solution, and has selected a third-party vendor to assist with the assessment phase of the project. ASU 2016-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial position or results of operations.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which addressed eight issues related to the statement of cash flows, including proceeds from the settlement of BOLI policies. ASU 2016-15 is effective for interim and annual periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU 2016-15 in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendment in the same period. Entities should apply ASU 2016-15 using a retrospective transition method to each period presented. If it is impracticable for an entity to apply ASU 2016-15 retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. ASU 2016-15 will result in some changes in classification in the consolidated statements of cash flows, which the Company does not expect will be significant, and will not have any impact on its consolidated financial position or results of operations. The Company will adopt this standard on January 1, 2018.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies what constitutes a modification of a share-based payment award. ASU 2017-09 is effective for interim and annual periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company will adopt this standard on January 1, 2018 and does not expect ASU 2017-09 to have a material impact on its financial condition or results of operations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12. SUBSEQUENT EVENTS
CU Bancorp Acquisition
On October 20, 2017, PacWest completed the acquisition of CU Bancorp ("CUB"). As part of the acquisition, California United Bank (“CU Bank”), a wholly-owned subsidiary of CUB, was merged with and into PacWest's wholly-owned banking subsidiary, Pacific Western Bank.
Under the terms of the Agreement and Plan of Merger, each CUB common share, except dissenting shares, and each restricted stock award was converted into the right to receive 0.5308 of a share of PacWest common stock and $12.00 in cash, and each outstanding CUB stock option was settled in cash pursuant to terms of the Agreement and Plan of Merger. PacWest issued an aggregate of approximately 9.3 million shares of PacWest common stock and paid approximately $224 million in cash to CUB common shareholders and equity award holders. Based on the closing price of PacWest’s common stock on October 20, 2017 of $47.99 per share, the aggregate consideration paid to CUB common shareholders and equity awards holders was approximately $671 million. Former holders of CUB common stock as a group received shares of PacWest common stock in the acquisition constituting approximately 7% of the outstanding shares of PacWest common stock immediately after the acquisition.
CU Bank was a commercial bank headquartered in Los Angeles, California. We completed the acquisition to, among other things, enhance our Southern California community bank franchise by adding a $2.1 billion loan portfolio and $2.7 billion of core deposits.
Common Stock Dividends
On November 1, 2017, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on November 30, 2017 to stockholders of record at the close of business on November 20, 2017.
We have evaluated events that have occurred subsequent to September 30, 2017 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our recent acquisition of CUB, capital management, including reducing excess capital, intentions to expand the Bank’s lending business; net interest income, net interest margin, allowance for loan and lease losses, deposit growth, loan and lease portfolio growth and production, liquidity, profitability, goodwill and intangible assets, interest rate risk management, and effective tax rates. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•
our ability to complete future acquisitions and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;

•	the reaction to the recent CUB acquisition of the companies' customers, employees and counterparties;

•	our ability to compete effectively against other financial service providers in our markets;

•	the effect of the current low interest rate environment or impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolios;

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

•
the impact on the value of our DTAs and on our net income or regulatory capital if corporate tax rates in the U.S. are reduced, or if other changes are made to tax laws or regulations affecting our business, including the disallowance of tax benefits by tax authorities and/or changes in tax filing jurisdictions or entity classifications; and

•
our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-Q and other documents filed or furnished by PacWest with the SEC.

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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. At September 30, 2017, the Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank divisions. Our CapitalSource Division provides cash flow, asset-based, equipment, and real estate loans and treasury management services to established middle market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2017, accounted for 87.6% of our net revenues (net interest income plus noninterest income).
At September 30, 2017, we had total assets of $22.2 billion, including $15.7 billion of loans and leases held for investment, net of deferred fees, and $3.5 billion of securities available-for-sale, compared to $21.9 billion of total assets, including $15.5 billion of loans and leases held for investment, net of deferred fees, and $3.2 billion of securities available-for-sale at December 31, 2016. The $373.2 million increase in total assets during the nine months ended September 30, 2017 was due primarily to a $234.6 million increase in loans and leases, driven by new production of $3.1 billion, and a $308.4 million increase in securities available-for-sale, due mainly to purchases of $804.7 million, offset partially by a $149.7 million decrease in cash and cash equivalents.
At September 30, 2017, we had total liabilities of $17.6 billion, including total deposits of $16.8 billion and borrowings of $250.4 million, compared to $17.4 billion of total liabilities, including $15.9 billion of total deposits and $905.8 million of borrowings at December 31, 2016. The $241.6 million increase in total liabilities since year-end was due mainly to a $1.0 billion increase in core deposits, offset partially by a $655.4 million decrease in borrowings, primarily short-term FHLB advances, a $55.8 million decrease in non-core non-maturity deposits, and a $49.0 million decrease in time deposits. At September 30, 2017, core deposits totaled $13.5 billion, or 81% of total deposits, and time deposits totaled $2.1 billion, or 13% of total deposits.

Recent Events
CU Bancorp Acquisition
On October 20, 2017, we completed the acquisition of CU Bancorp (“CUB”) in a transaction valued at approximately $671 million. As part of the acquisition, California United Bank, a wholly-owned subsidiary of CUB, was merged with and into PacWest's wholly-owned banking subsidiary, Pacific Western Bank. As of October 20, 2017, CUB had $2.7 billion of core deposits and $2.1 billion of loans, with nine branches located in Los Angeles, Orange, Ventura, and San Bernardino counties. For further information, see Note 12, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
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
In connection with the transfer of loans to held for sale, we recognized $7.2 million in charge-offs during the second quarter of 2017 in order to record the loans at the lower of cost or fair value. Additionally, our nonaccrual loans held for investment decreased by $5.3 million and our classified loans held for investment decreased by $44.8 million as a result of the loans transferred to held for sale.
There were no loans held for sale at September 30, 2017.
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
Key Performance Indicators
Among other factors, our operating results generally depend on the following key performance indicators:
The Level of Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income (annualized) expressed as a percentage of average interest‑earning assets. Tax equivalent net interest income is net interest income increased by an adjustment for tax-exempt interest on certain loans and municipal securities based on a 35% federal statutory tax rate. Tax equivalent net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets.
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

The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Efficiency Ratio		2017	2017	2016	2017	2016
		(Dollars in thousands)
Noninterest expense		$118,542	$117,707	$110,710	$352,793	$331,479
Less:	Intangible asset amortization	3,049	3,065	4,224	9,178	13,341
	Foreclosed assets expense (income), net	2,191	(157)	(248)	2,177	(812)
	Acquisition, integration and reorganization costs	1,450	1,700	—	3,650	200
Noninterest expense used for efficiency ratio		$111,852	$113,099	$106,734	$337,788	$318,750

Net interest income (tax equivalent)		$246,575	$247,322	$239,473	$731,132	$727,680
Noninterest income		31,382	35,282	26,920	101,778	83,580
Net revenues		277,957	282,604	266,393	832,910	811,260
Less:	Gain on sale of securities	1,236	1,651	382	2,788	8,970
Net revenues used for efficiency ratio		$276,721	$280,953	$266,011	$830,122	$802,290

Efficiency ratio		40.4%	40.3%	40.1%	40.7%	39.7%
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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Return on Average Tangible Equity		2017	2017	2016	2017	2016
		(Dollars in thousands)
Net earnings		$101,466	$93,647	$93,895	$273,781	$266,519

Average stockholders' equity		$4,592,489	$4,545,276	$4,530,701	$4,547,472	$4,484,468
Less:	Average intangible assets	2,202,922	2,205,814	2,217,564	2,205,927	2,222,346
Average tangible common equity		$2,389,567	$2,339,462	$2,313,137	$2,341,545	$2,262,122

Return on average equity (1)		8.77%	8.26%	8.24%	8.05%	7.94%
Return on average tangible equity (2)		16.85%	16.06%	16.15%	15.63%	15.74%
___________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	September 30,	December 31,
Tangible Book Value Per Share	2017	2016
	(Dollars in thousands, except per share data)
Stockholders’ equity	$4,610,668	$4,479,055
Less: Intangible assets	2,201,137	2,210,315
Tangible common equity	$2,409,531	$2,268,740

Total assets	$22,242,932	$21,869,767
Less: Intangible assets	2,201,137	2,210,315
Tangible assets	$20,041,795	$19,659,452

Equity to assets ratio	20.73%	20.48%
Tangible common equity ratio(1)	12.02%	11.54%
Book value per share	$37.96	$36.93
Tangible book value per share	$19.84	$18.71
Shares outstanding	121,449,794	121,283,669
_______________________________________

(1)	Tangible common equity divided by tangible assets.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Performance Measures	2017	2017	2016	2017	2016
Diluted earnings per share	$0.84	$0.77	$0.77	$2.26	$2.19
Annualized return on:
Average assets	1.82%	1.71%	1.77%	1.67%	1.69%
Average tangible equity (1)(2)	16.85%	16.06%	16.15%	15.63%	15.74%
Net interest margin (tax equivalent)	5.08%	5.21%	5.26%	5.15%	5.37%
Efficiency ratio	40.4%	40.3%	40.1%	40.7%	39.7%
_____________________________

(1)	Calculation reduces average stockholder's equity by average intangible assets.

(2)	See "Non-GAAP Measurements."
Third Quarter of 2017 Compared to Second Quarter of 2017
Net earnings for the third quarter of 2017 were $101.5 million, or $0.84 per diluted share, compared to net earnings for the second quarter of 2017 of $93.6 million, or $0.77 per diluted share. The $7.8 million increase in net earnings was due primarily to lower income tax expense of $17.0 million, offset partially by lower noninterest income of $3.9 million and a higher provision for credit losses of $3.6 million. The decrease in income tax expense was due to a $13.6 million reversal of a valuation allowance related to tax credits in the third quarter of 2017 which, based on a change in estimate in our latest analysis, are more likely than not to be utilized before they expire. The decrease in noninterest income was due mainly to lower leased equipment income and lower other income. The increase in the provision for credit losses was due primarily to loan risk rating downgrades combined with net portfolio growth.
Third Quarter of 2017 Compared to Third Quarter of 2016
Net earnings for the third quarter of 2017 were $101.5 million, or $0.84 per diluted share, compared to net earnings for the third quarter of 2016 of $93.9 million, or $0.77 per diluted share. The $7.6 million increase in net earnings was due to lower income tax expense of $10.5 million, higher net interest income of $7.1 million, and higher noninterest income of $4.5 million, offset partially by a higher provision for credit losses of $6.6 million and higher noninterest expense of $7.8 million. The decrease in income tax expense was due to a $13.6 million reversal of a valuation allowance related to tax credits in the third quarter of 2017, offset partially by certain discrete tax items recognized in the third quarter of 2016 which reduced income tax expense for that period. The increase in net interest income was due mainly to a higher average loan and lease balance, offset by lower discount accretion on acquired loans and higher interest expense on interest-bearing liabilities. The increase in noninterest income was due mostly to higher gain on sale of loans and leases, higher other income, higher dividends and realized gains on equity investments, and a higher gain on sale of securities, offset partially by lower other commissions and fees. The increase in noninterest expense was due mostly to higher foreclosed assets expense, compensation expense, loan expense, acquisition, integration and reorganization costs, and other expense, offset by lower intangible asset amortization.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net earnings for the nine months ended September 30, 2017 were $273.8 million, or $2.26 per diluted share, compared to net earnings for the nine months ended September 30, 2016 of $266.5 million, or $2.19 per diluted share. The $7.3 million increase in net earnings was due to lower income tax expense of $15.6 million, higher net interest income of $3.6 million, and higher noninterest income of $18.2 million, offset partially by a higher provision for credit losses of $8.8 million and higher noninterest expense of $21.3 million as compared to the nine months ended September 30, 2016. The decrease in income tax expense was due to a $13.6 million reversal of a valuation allowance related to tax credits in the third quarter of 2017. The increase in net interest income was due mainly to a higher average loan and lease balance, offset by lower discount accretion on acquired loans and higher interest expense on interest-bearing liabilities. The decrease in accretion was due primarily to lower accelerated accretion from payoffs of acquired loans, including $12.1 million from the payoff of a nonaccrual PCI loan in the first quarter of 2016. The increase in noninterest income was due mostly to lower FDIC loss sharing expense and higher other income. The decrease in FDIC loss sharing expense was due to the early termination of all FDIC loss sharing agreements in the second quarter of 2016. The increase in noninterest expense was due mostly to higher compensation expense, loan expense, other expense, acquisition, integration and reorganization costs, foreclosed asset expense, and data processing expense, offset by lower intangible asset amortization.

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

	Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$60,126	$3,308	21.83%	$68,759	$4,643	27.08%	$117,781	$5,868	19.82%
Non-PCI loans and leases	15,514,904	232,510	5.95%	15,429,162	229,975	5.98%	14,417,170	219,502	6.06%
Total loans and leases (1)	15,575,030	235,818	6.01%	15,497,921	234,618	6.07%	14,534,951	225,370	6.17%
Investment securities (2)	3,510,956	29,495	3.33%	3,436,785	29,538	3.45%	3,338,209	27,025	3.22%
Deposits in financial institutions	171,455	538	1.24%	96,087	237	0.99%	238,425	298	0.50%
Total interest‑earning assets (2)	19,257,441	265,851	5.48%	19,030,793	264,393	5.57%	18,111,585	252,693	5.55%
Other assets	2,880,433			2,905,809			2,960,468
Total assets	$22,137,874			$21,936,602			$21,072,053

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$2,146,125	2,960	0.55%	$1,709,699	1,697	0.40%	$1,161,931	604	0.21%
Money market deposits	4,914,803	6,307	0.51%	4,907,865	4,993	0.41%	4,514,525	3,303	0.29%
Savings deposits	707,367	289	0.16%	708,389	296	0.17%	764,415	341	0.18%
Time deposits	2,256,259	3,515	0.62%	2,366,399	3,219	0.55%	2,666,434	2,999	0.45%
Total interest‑bearing deposits	10,024,554	13,071	0.52%	9,692,352	10,205	0.42%	9,107,305	7,247	0.32%
Borrowings	61,071	188	1.22%	457,774	1,066	0.93%	583,982	695	0.47%
Subordinated debentures	447,012	6,017	5.34%	443,756	5,800	5.24%	439,970	5,278	4.77%
Total interest‑bearing liabilities	10,532,637	19,276	0.73%	10,593,882	17,071	0.65%	10,131,257	13,220	0.52%
Noninterest‑bearing demand deposits	6,858,816			6,646,349			6,274,294
Other liabilities	153,932			151,095			135,801
Total liabilities	17,545,385			17,391,326			16,541,352
Stockholders’ equity	4,592,489			4,545,276			4,530,701
Total liabilities and
stockholders' equity	$22,137,874			$21,936,602			$21,072,053
Net interest income (tax equivalent) (2)		$246,575			$247,322			$239,473
Net interest rate spread			4.75%			4.92%			5.03%
Net interest margin			5.08%			5.21%			5.26%

Total deposits (3)	$16,883,370	$13,071	0.31%	$16,338,701	$10,205	0.25%	$15,381,599	$7,247	0.19%
Funding sources (4)	$17,391,453	$19,276	0.44%	$17,240,231	$17,071	0.40%	$16,405,551	$13,220	0.32%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)
Includes tax-equivalent adjustments of $4.7 million, $4.8 million, and $4.8 million for the three months ended September 30, 2017, June 30, 2017, and September 30, 2016, respectively, related to tax-exempt interest on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

	Nine Months Ended
	September 30, 2017			September 30, 2016
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
PCI loans	$72,633	$12,200	22.46%	$144,129	$34,425	31.90%
Non-PCI loans and leases	15,385,050	682,414	5.93%	14,347,598	651,646	6.07%
Total loans and leases (1)	15,457,683	694,614	6.01%	14,491,727	686,071	6.32%
Investment securities (2)	3,402,658	86,855	3.41%	3,362,352	81,848	3.25%
Deposits in financial institutions	123,023	967	1.05%	238,129	914	0.51%
Total interest‑earning assets (2)	18,983,364	782,436	5.51%	18,092,208	768,833	5.68%
Other assets	2,925,110			2,997,922
Total assets	$21,908,474			$21,090,130

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$1,789,435	5,824	0.44%	$1,038,103	1,488	0.19%
Money market deposits	4,896,639	15,710	0.43%	4,229,315	8,604	0.27%
Savings deposits	709,080	883	0.17%	761,376	1,197	0.21%
Time deposits	2,289,771	9,236	0.54%	3,202,436	12,854	0.54%
Total interest‑bearing deposits	9,684,925	31,653	0.44%	9,231,230	24,143	0.35%
Borrowings	369,953	2,272	0.82%	460,165	1,628	0.47%
Subordinated debentures	444,117	17,379	5.23%	438,534	15,382	4.69%
Total interest‑bearing liabilities	10,498,995	51,304	0.65%	10,129,929	41,153	0.54%
Noninterest‑bearing demand deposits	6,701,135			6,328,223
Other liabilities	160,872			147,510
Total liabilities	17,361,002			16,605,662
Stockholders’ equity	4,547,472			4,484,468
Total liabilities and
stockholders' equity	$21,908,474			$21,090,130
Net interest income (tax equivalent) (2)		$731,132			$727,680
Net interest rate spread			4.86%			5.14%
Net interest margin			5.15%			5.37%

Total deposits (3)	$16,386,060	$31,653	0.26%	$15,559,453	$24,143	0.21%
Funding sources (4)	$17,200,130	$51,304	0.40%	$16,458,152	$41,153	0.33%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)
Includes tax-equivalent adjustments of $14.4 million and $14.7 million for the nine months ended September 30, 2017 and 2016, respectively, related to tax-exempt interest on municipal securities. The federal statutory tax rate utilized was 35% for the periods.

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

Third Quarter of 2017 Compared to Second Quarter of 2017
Net interest income decreased by $0.8 million to $241.7 million for the third quarter of 2017 compared to $242.5 million for the second quarter of 2017 due mainly to interest expense growth exceeding interest income growth. Interest income increased due to one additional day in the period and a higher average loan and lease balance, offset by a lower yield on average loans and leases. The loan and lease yield for the third quarter of 2017 was 6.01% compared to 6.07% for the second quarter of 2017. The decrease in the loan and lease yield was principally due to the decrease in discount accretion on acquired loans and lower loan fee income. Total discount accretion on acquired loans was $5.5 million in the third quarter of 2017 (14 basis points on the loan and lease yield) compared to $7.5 million in the second quarter of 2017 (20 basis points on the loan and lease yield).
The tax equivalent NIM for the third quarter of 2017 was 5.08% compared to 5.21% for the second quarter of 2017. The decrease in the tax equivalent NIM was mostly due to the decrease in discount accretion on acquired loans and loan fee income and a higher cost of average interest-bearing liabilities. Total discount accretion on acquired loans contributed 11 basis points to the NIM for the third quarter of 2017 and 16 basis points for the second quarter of 2017. The taxable equivalent adjustment for tax-exempt interest income on municipal securities contributed 10 points to the tax equivalent NIM for the third quarter of 2017 and second quarter of 2017.
The cost of average total deposits increased to 0.31% in the third quarter of 2017 from 0.25% in the second quarter of 2017 due to higher rates paid for non-core deposits and select large-balance deposit customers.
Third Quarter of 2017 Compared to Third Quarter of 2016
Net interest income increased by $7.1 million to $241.7 million for the third quarter of 2017 compared to $234.6 million for the third quarter of 2016 due mainly to a higher average balance of loans and leases and a higher yield and average balance of investment securities, offset partially by a lower yield on average loans and leases and higher interest expense. The loan and lease yield for the third quarter of 2017 was 6.01% compared to 6.17% for the same quarter of 2016. The decrease in the loan and lease yield was due mainly to lower discount accretion on acquired loans, offset partially by repricing of variable-rate loans attributable to the increase in market interest rates during the first half of 2017. Total discount accretion on acquired loans was $5.5 million in the third quarter of 2017 (14 basis points on the loan and lease yield) compared to $14.2 million in the third quarter of 2016 (39 basis points on the loan and lease yield).
The tax equivalent NIM for the third quarter of 2017 was 5.08% compared to 5.26% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to the decrease in the yield on loans and leases as described above, and a higher cost of average interest-bearing liabilities, offset partially by the higher yield on average investment securities. Total discount accretion on acquired loans contributed 11 basis points to the NIM for the third quarter of 2017 and 31 basis points for the third quarter of 2016. Tax-exempt interest income on municipal securities contributed 10 basis points to the tax equivalent NIM for the third quarter of 2017 and 11 basis points for the third quarter of 2016.
The cost of average total deposits increased to 0.31% for the third quarter of 2017 from 0.19% for the third quarter of 2016 due mainly to higher costs and average balances of non-core non-maturity deposits and brokered time deposits.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net interest income increased by $3.6 million to $716.6 million for the nine months ended September 30, 2017 compared to $713.0 million for the nine months ended September 30, 2016 due mainly to a higher average balance of loans and leases and a higher yield on average investment securities, partially offset by a lower yield on average loans and leases, higher interest expense, and one less day in the period. The loan and lease yield for the nine months ended September 30, 2017 was 6.01% compared to 6.32% for the same period in 2016. The decrease in the loan and lease yield was due mainly to lower discount accretion on acquired loans, partially offset by repricing of variable-rate loans attributable to the increase in market interest rates during the first half of 2017. Total discount accretion on acquired loans was $19.4 million for the nine months ended September 30, 2017 (17 basis points on the loan and lease yield) compared to $58.3 million for the same period in 2016 (54 basis points on the loan and lease yield). The decrease in accretion was primarily due to lower accelerated accretion from payoffs of acquired loans, including $12.1 million from the payoff of a nonaccrual PCI loan in the first quarter of 2016.

The tax equivalent NIM for the nine months ended September 30, 2017 was 5.15% compared to 5.37% for the same period last year. The decrease in the tax equivalent NIM was due mostly to the decrease in the yield on average loans and leases as described above, and a higher cost of average interest-bearing liabilities, offset partially by the higher yield on average investment securities. Total discount accretion on acquired loans contributed 13 basis points to the NIM for the nine months ended September 30, 2017 and 43 basis points for the same period last year. Tax-exempt interest income on municipal securities contributed 10 basis points to the tax equivalent NIM for the nine months ended September 30, 2017 and 11 basis points for the for the nine months ended September 30, 2016.
The cost of average total deposits increased to 0.26% for the nine months ended September 30, 2017 from 0.21% for the nine months ended September 30, 2016 due mainly to higher costs and average balances of non-core non-maturity deposits and brokered time deposits.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding Non-PCI credit quality metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for Non‑PCI loan and lease losses	$14,954	$10,000	$8,621	$49,214	$39,411
Addition to reserve for unfunded loan commitments	546	2,500	(621)	3,286	589
Total provision for Non‑PCI loan and lease credit losses	15,500	12,500	8,000	52,500	40,000
(Negative provision) provision for PCI loan losses	(381)	(1,001)	471	(1,154)	2,514
Total provision for credit losses	$15,119	$11,499	$8,471	$51,346	$42,514

Non‑PCI Credit Quality Metrics:
Net charge‑offs on Non-PCI loans and leases
held for investment	$1,063	$20,947	$3,874	$40,199	$8,198
Annualized net charge‑offs to
average Non-PCI loans and leases	0.03%	0.54%	0.11%	0.35%	0.08%
At period end:
Allowance for credit losses	173,579	159,142	154,070
Non‑PCI nonaccrual loans and leases (1)	157,697	172,576	171,085
Non‑PCI classified loans and leases (1)	344,777	339,977	417,541
Allowance for credit losses to Non‑PCI
loans and leases held for investment	1.11%	1.02%	1.05%
Allowance for credit losses to Non‑PCI
nonaccrual loans and leases held for investment	110.1%	92.2%	90.1%
______________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at June 30, 2017.

Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. We have a provision for credit losses on our Non‑PCI loans and leases held for investment and a provision for credit losses on our PCI loans held for investment. The provision for credit losses on our Non‑PCI loans and leases held for investment is based on our allowance methodology and is an expense that, in our judgment, is required to maintain an adequate allowance for credit losses. The allowance for loan and lease losses is comprised of a general reserve component for unimpaired loans and leases and a specific reserve component for impaired loans and leases, the latter being the aggregation of individual loan impairment analyses. Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors that are applied against the population of unimpaired loans and leases. The quantitative loss factors are the average charge-offs experienced over a prescribed historical look-back period pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current commercial real estate values and performance trends, and the loan portfolio's current composition and credit performance trends. The provision for credit losses on our PCI loans held for investment results from changes in expected cash flows on such loans compared to those previously estimated.
We recorded a total provision for credit losses of $15.1 million in the third quarter of 2017, $11.5 million in the second quarter of 2017, and $8.5 million in the third quarter of 2016. The provision for credit losses for the nine months ended September 30, 2017 was $51.3 million compared to $42.5 million for the same period last year. The increase in the provision for credit losses for the third quarter of 2017 compared to the second quarter of 2017 was due primarily to loan risk rating downgrades combined with net portfolio growth.
Charge-offs of $5.9 million for the third quarter of 2017 included $3.4 million for venture capital loans. Charge-offs of $23.0 million for the second quarter of 2017 included $11.0 million for venture capital loans and $7.2 million related to the recording of the healthcare portfolio loans at the lower of cost or fair value at the time of transfer to loans held for sale. Recoveries of $4.9 million in the third quarter of 2017 and $2.0 million in the second quarter of 2017 included $2.6 million and$1.3 million, respectively, related to venture capital loans previously charged off.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Noninterest Income	2017	2017	2016	2017	2016
	(In thousands)
Service charges on deposit accounts	$3,465	$3,510	$3,488	$10,733	$10,977
Other commissions and fees	9,944	10,583	12,528	30,917	35,090
Leased equipment income	8,332	11,635	8,538	29,442	25,305
Gain on sale of loans and leases	2,848	649	157	4,209	790
Gain on sale of securities	1,236	1,651	382	2,788	8,970
FDIC loss sharing expense, net	—	—	—	—	(8,917)
Other income:
Dividends and realized gains on equity investments	1,845	1,587	377	4,777	2,808
Warrant income	731	815	213	1,701	301
Other	2,981	4,852	1,237	17,211	8,256
Total noninterest income	$31,382	$35,282	$26,920	$101,778	$83,580

Third Quarter of 2017 Compared to Second Quarter of 2017
Noninterest income decreased by $3.9 million to $31.4 million for the third quarter of 2017 compared to $35.3 million for the second quarter of 2017 due mainly to lower leased equipment income of $3.3 million attributable to lower gains on early lease terminations, and lower other income of $1.9 million, offset partially by a higher gain on sale of loans and leases of $2.2 million. The decrease in other income was due to a BOLI death benefit and higher recoveries from third parties included in the second quarter of 2017.
Third Quarter of 2017 Compared to Third Quarter of 2016
Noninterest income increased by $4.5 million to $31.4 million for the third quarter of 2017 compared to $26.9 million for the third quarter of 2016 due mostly to a higher gain on sale of loans and leases of $2.7 million, higher other income of $1.7 million, higher dividends and realized gains on equity investments of $1.5 million, and a higher gain on sale of securities of $0.9 million, offset partially by lower other commissions and fees of $2.6 million. The increase in other income was due primarily to a $1.1 million legal settlement recorded in the third quarter of 2017 and an increase in foreign currency translation net gains. The increase in dividends and realized gains on equity investments was due mainly to higher dividends received of $1.3 million. The decrease in other commissions and fees was due primarily to lower loan prepayment penalty fees of $3.5 million, offset partially by higher foreign exchange fees of $0.7 million and higher credit card fees of $0.5 million.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Noninterest income increased by $18.2 million to $101.8 million for the nine months ended September 30, 2017 compared to $83.6 million for the nine months ended September 30, 2016 due mostly to higher other income of $9.0 million, lower FDIC loss sharing expense of $8.9 million, higher leased equipment income of $4.1 million, higher gain on sale of loans and leases of $3.4 million, higher dividends and realized gains on equity investments of $2.0 million, and higher warrant income of $1.4 million, offset partially by a lower gain on sale of securities of $6.2 million and lower other commissions and fees of $4.2 million. The increase in other income was due mainly to a $5.0 million legal settlement with a former borrower recorded in the first quarter of 2017, a separate legal settlement for $1.1 million recorded in the third quarter of 2017, higher syndication fees, higher BOLI income, and a loss on the sale of our Pacific Western Equipment Finance leasing unit in the first quarter of 2016. The decrease in FDIC loss sharing expense was due to the termination of all FDIC loss sharing agreements in the second quarter of 2016. Leased equipment income increased due to a higher average balance of leased equipment in 2017 and higher gains from early lease terminations. The increase in gain on sale of loans and leases was attributable to a net gain of $4.2 million on sales of $289.6 million of loans during the nine months ended September 30, 2017 compared to a net gain of $0.8 million on sales of $105.3 million of loans and leases during the 2016 period. The increase in dividends and realized gains on equity investments was due mainly to higher dividends received of $2.7 million, offset partially by lower gains on equity investments of $0.8 million. The decrease in gain on sale of securities was attributable to a net gain of $2.8 million on sales of $182.7 million of securities during the nine months ended September 30, 2017 compared to a net gain of $9.0 million on sales of $383.9 million of securities during the 2016 period. The decrease in other commissions and fees was due primarily to lower loan prepayment penalty fees of $7.7 million, offset partially by higher credit card fees of $1.6 million, higher syndication fees of $1.4 million, and higher foreign exchange fees of $0.9 million.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Noninterest Expense	2017	2017	2016	2017	2016
	(In thousands)
Compensation	$64,413	$65,288	$62,661	$194,581	$185,900
Occupancy	12,729	11,811	12,010	36,148	36,835
Data processing	6,459	6,337	6,234	19,811	17,782
Other professional services	4,213	3,976	4,625	11,567	11,598
Insurance and assessments	4,702	4,856	4,324	14,349	14,240
Intangible asset amortization	3,049	3,065	4,224	9,178	13,341
Leased equipment depreciation	4,862	5,232	5,298	15,719	15,608
Foreclosed assets expense (income), net	2,191	(157)	(248)	2,177	(812)
Acquisition, integration and reorganization costs	1,450	1,700	—	3,650	200
Loan expense	3,421	3,884	1,931	10,692	6,231
Other	11,053	11,715	9,651	34,921	30,556
Total noninterest expense	$118,542	$117,707	$110,710	$352,793	$331,479
Third Quarter of 2017 Compared to Second Quarter of 2017
Noninterest expense increased by $0.8 million to $118.5 million for the third quarter of 2017 compared to $117.7 million for the second quarter of 2017. The increase was due mostly to a $2.3 million increase in foreclosed asset expense, offset by a decrease in compensation expense of $0.9 million, and a decrease in other expense of $0.7 million. The increase in foreclosed assets expense was due to a write-down of $2.1 million on foreclosed property. The decrease in compensation expense was due primarily to a lower vacation accrual and lower payroll taxes. The decrease in other expense was due mainly to a $1.1 million charge recorded in the second quarter of 2017 related to the sale of the unfunded commitments portion of the healthcare loan sale (see "- Recent Events - Loan Sales and Loans Held for Sale").
Third Quarter of 2017 Compared to Third Quarter of 2016
Noninterest expense increased by $7.8 million to $118.5 million for the third quarter of 2017 compared to $110.7 million for the third quarter of 2016. The increase was due mostly to higher foreclosed asset expense of $2.4 million, higher compensation expense of $1.8 million, higher loan expense of $1.5 million, higher acquisition, integration and reorganization costs of $1.5 million, and higher other expense of $1.4 million, offset by lower intangible asset amortization of $1.2 million. The increase in foreclosed asset expense was due to a write-down of $2.1 million on foreclosed property as described above. Compensation expensed increased due mainly to higher salary expense of $1.5 million. Loan expense increased due to higher legal-related and other loan expenses, offset partially by higher fee income from servicing. Acquisition, integration and reorganization costs increased due to costs associated with the CUB acquisition. Other expense increased due primarily to higher business development expenses of $0.6 million, higher employee-related expenses of $0.4 million, and $0.3 million for a legal settlement. Intangible asset amortization decreased due mainly to a decline in the amortization recorded on the Square 1 CDI and CRI. In addition, the CDI related to a previous acquisition was fully amortized in the second quarter of 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Noninterest expense increased by $21.3 million to $352.8 million for the nine months ended September 30, 2017 compared to $331.5 million for the nine months ended of 2016. The increase was due mostly to higher compensation expense of $8.7 million, higher loan expense of $4.5 million, higher other expense of $4.4 million, higher acquisition, integration and reorganization costs of $3.5 million, higher foreclosed asset expense of $3.0 million, and higher data processing expense of $2.0 million, offset by lower intangible asset amortization of $4.2 million. Compensation expense increased due to higher salary expense of $4.6 million, higher stock-based compensation expense of $2.9 million, higher bonus expense of $1.3 million, and higher commissions expense of $1.0 million, offset partially by higher deferred loan costs of $1.1 million. Loan expense increased due primarily to higher legal-related and other loan expenses, lower fee income from servicing, and lower recoveries of legal costs. Other expense increased due primarily to a $1.75 million legal settlement, a $1.1 million charge in the second quarter of 2017 related to the sale of the unfunded commitments portion of the healthcare loan sale, and higher business development expenses of $1.2 million. Acquisition, integration and reorganization costs increased due to costs associated with the CUB acquisition. The increase in foreclosed asset expense was due mainly to a write-down of $2.1 million on foreclosed property as described above, lower gains on sales of $0.6 million, and higher operating expenses of $0.3 million. Intangible asset amortization decreased due mainly to a decline in the amortization recorded on the Square 1 CDI and CRI. In addition, the CDI related to a previous acquisition was fully amortized in the second quarter of 2016.
Income Taxes
The effective tax rate for the third quarter of 2017 was 27.2% compared to 37.0% for the second quarter of 2017 and 34.1% for the third quarter of 2016. The effective tax rate was 33.9% and 36.9% for the nine months ended September 30, 2017 and 2016. The decrease in the effective tax rate for the third quarter of 2017 and nine months ended September 30, 2017 was primarily due to the reversal of a $13.6 million valuation allowance related to tax credits in the third quarter of 2017 which, based on a change in estimate in our latest analysis, are more likely than not to be utilized before they expire. The decrease in the effective tax rate for the nine months ended September 30, 2017 was also attributable, to a lesser extent, to tax benefits recorded in 2017 due to the adoption of ASU 2016-09 on January 1, 2017. The estimated effective tax rate for the full year 2017 is approximately 35%. The Company's blended statutory tax rate for federal and state is 41%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	September 30, 2017			June 30, 2017			December 31, 2016
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$377,541	11%	2.8	$404,320	12%	2.9	$502,443	16%	3.4
Agency CMOs	175,950	5%	3.4	133,792	4%	2.4	146,289	4%	3.0
Private label CMOs	134,550	4%	4.9	159,701	5%	4.9	125,469	4%	3.5
Municipal securities	1,549,150	44%	7.9	1,534,554	44%	7.6	1,456,459	45%	6.3
Agency commercial MBS	995,914	28%	5.5	918,210	26%	5.5	547,692	17%	4.9
Corporate debt securities	19,125	—%	11.9	19,185	—%	12.0	47,509	1%	4.9
Collateralized loan
obligations	19,176	—%	0.2	66,301	2%	0.2	156,887	5%	0.1
SBA securities	168,028	5%	1.9	178,056	5%	2.0	178,845	6%	3.8
Asset-backed and
other securities	92,796	3%	3.5	60,441	2%	3.6	62,237	2%	3.5
Total securities
available-for-sale	$3,532,230	100%	5.9	$3,474,560	100%	5.7	$3,223,830	100%	4.8
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	September 30, 2017
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$251,496	16%
New York	171,680	11%
Washington	166,535	11%
Texas	105,972	7%
Ohio	92,197	6%
District of Columbia	77,364	5%
Oregon	69,315	4%
Massachusetts	59,547	4%
Utah	55,064	4%
Alabama	45,862	3%
Total of 10 largest states	1,095,032	71%
All other states	454,118	29%
Total municipal securities	$1,549,150	100%

Loans and Leases Held for Investment
The following table presents the composition of our total loans and leases held for investment as of the dates indicated:

	September 30, 2017		June 30, 2017		December 31, 2016
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$840,638	5%	$901,688	6%	$955,477	6%
Hospitality	695,605	4%	712,365	5%	689,158	4%
SBA program	484,897	3%	483,484	3%	454,196	3%
Other commercial real estate	2,317,793	16%	2,320,926	14%	2,297,865	15%
Total commercial real estate	4,338,933	28%	4,418,463	28%	4,396,696	28%
Income producing residential	1,730,383	11%	1,596,398	10%	1,169,267	8%
Owner-occupied residential	119,941	1%	122,871	1%	144,769	1%
Total residential real estate	1,850,324	12%	1,719,269	11%	1,314,036	9%
Total real estate mortgage	6,189,257	40%	6,137,732	39%	5,710,732	37%
Real estate construction and land:
Commercial	680,950	5%	691,828	5%	581,246	4%
Residential	568,273	4%	473,282	3%	384,001	2%
Total real estate construction and land	1,249,223	9%	1,165,110	8%	965,247	6%
Total real estate	7,438,480	49%	7,302,842	47%	6,675,979	43%
Commercial:
Technology cash flow	915,863	6%	995,235	6%	1,047,683	7%
Security cash flow	562,754	4%	545,904	4%	440,340	3%
Healthcare cash flow	484,888	3%	514,681	3%	799,030	5%
Other cash flow	770,949	4%	779,146	5%	825,837	5%
Total cash flow	2,734,454	17%	2,834,966	18%	3,112,890	20%
Lender finance & timeshare	1,594,196	10%	1,435,301	9%	1,666,855	11%
Healthcare asset-based	118,222	1%	155,847	1%	180,580	1%
Other asset-based	865,052	5%	801,055	5%	764,361	5%
Total asset-based	2,577,470	16%	2,392,203	15%	2,611,796	17%
Expansion stage	890,756	6%	951,502	6%	920,006	6%
Early stage	464,506	3%	450,282	3%	448,458	3%
Equity funds group	341,401	2%	309,820	2%	325,047	2%
Later stage	262,826	1%	289,823	2%	294,389	2%
Total venture capital	1,959,489	12%	2,001,427	13%	1,987,900	13%
Equipment finance	594,473	4%	613,550	4%	691,967	4%
Total commercial	7,865,886	49%	7,842,146	50%	8,404,553	54%
Consumer	386,151	2%	398,469	3%	375,422	3%
Total loans and leases held for investment,
net of deferred fees (1)	$15,690,517	100%	$15,543,457	100%	$15,455,954	100%

_____________________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at June 30, 2017.
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

The following table presents the geographic composition of our real estate loans held for investment by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	September 30, 2017		December 31, 2016
		% of		% of
Real Estate Loans by State	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$3,523,200	48%	$3,248,735	49%
New York	670,982	9%	524,833	8%
Florida	479,990	7%	478,984	7%
Texas	345,166	5%	364,689	5%
Virginia	235,588	3%	231,162	3%
Arizona	219,930	3%	166,499	3%
Illinois	179,613	2%	178,726	3%
Washington	174,168	2%	49,301	1%
Pennsylvania	171,081	2%	160,303	2%
Georgia	157,421	2%	118,629	2%
Total of 10 largest states	6,157,139	83%	5,521,861	83%
All other states	1,281,341	17%	1,154,118	17%
Total real estate loans held for investment	$7,438,480	100%	$6,675,979	100%
The following table presents a roll forward of the loan and lease portfolio held for investment for the periods indicated:

	Three Months Ended	Nine Months Ended
Loans and Leases Held for Investment Roll Forward (1)	September 30, 2017	September 30, 2017
	(Dollars in thousands)
Balance, beginning of period	$15,543,457	$15,455,954
New production	1,002,887	3,129,506
Existing loans and leases:
Payoffs	(903,395)	(3,072,964)
Paydowns	(637,674)	(1,956,583)
Disbursements	722,777	2,479,882
Sales (2)	(31,528)	(113,965)
Transfers to foreclosed assets	—	(580)
Charge-offs	(6,007)	(55,575)
Transfers to loans held for sale (3)	—	(175,158)
Balance, end of period	$15,690,517	$15,690,517

Weighted average rate on new production	5.04%	4.96%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Sales for the three and nine months ended September 30, 2017 exclude sales of loans that were transferred to loans held for sale at June 30, 2017.

(3)	These loans were sold in July 2017 from the held for sale portfolio.

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
The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases held for investment as of the dates indicated:

	September 30,	June 30,	March 31,	September 30,
Non-PCI Allowance for Credit Losses Data	2017	2017	2017	2016
	(Dollars in thousands)
Allowance for loan and lease losses	$152,770	$138,879	$149,826	$136,747
Reserve for unfunded loan commitments	20,809	20,263	17,763	17,323
Total allowance for credit losses	$173,579	$159,142	$167,589	$154,070

Allowance for credit losses to loans and leases held for investment	1.11%	1.02%	1.08%	1.05%
Allowance for credit losses to nonaccrual loans and leases held for investment	110.1%	92.2%	96.9%	90.1%

The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases held for investment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Non-PCI Allowance for Credit Losses	2017	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$159,142	$167,589	$149,944	$161,278	$122,268
Provision for credit losses:
Addition to allowance for loan and lease losses	14,954	10,000	8,621	49,214	39,411
Addition to reserve for unfunded loan commitments	546	2,500	(621)	3,286	589
Provision for credit losses	15,500	12,500	8,000	52,500	40,000
Loans and leases charged off:
Real estate mortgage	(531)	(142)	(302)	(2,217)	(1,905)
Commercial:
Cash flow	(846)	(11,599)	(167)	(25,554)	(1,792)
Asset-based	(714)	(99)	—	(1,212)	(659)
Venture capital	(3,424)	(10,980)	—	(20,181)	(146)
Equipment finance	—	(18)	(9,439)	(18)	(11,709)
Total commercial	(4,984)	(22,696)	(9,606)	(46,965)	(14,306)
Consumer	(413)	(113)	(16)	(625)	(798)
Total loans and leases charged off	(5,928)	(22,951)	(9,924)	(49,807)	(17,009)
Recoveries on loans charged off:
Real estate mortgage	36	20	2,414	286	4,352
Real estate construction and land	353	9	27	370	185
Commercial:
Cash flow	312	267	3,362	711	3,593
Asset-based	146	420	148	705	472
Venture capital	2,597	1,252	35	4,054	91
Equipment finance	1,392	14	8	3,378	23
Total commercial	4,447	1,953	3,553	8,848	4,179
Consumer	29	22	56	104	95
Total recoveries on loans charged off	4,865	2,004	6,050	9,608	8,811
Net charge-offs	(1,063)	(20,947)	(3,874)	(40,199)	(8,198)
Balance, end of period	$173,579	$159,142	$154,070	$173,579	$154,070

Annualized net charge-offs to average loans and leases	0.03%	0.54%	0.11%	0.35%	0.08%
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

The following table presents the changes in our allowance for loan losses on PCI loans held for investment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
PCI Allowance for Loan Losses	2017	2017	2016	2017	2016
	(In thousands)
Balance, beginning of period	$7,079	$11,481	$11,289	$13,483	$9,577
(Negative provision) provision for loan losses	(381)	(1,001)	471	(1,154)	2,514
Net recoveries (charge-offs)	138	(3,401)	(531)	(5,493)	(862)
Balance, end of period	$6,836	$7,079	$11,229	$6,836	$11,229
Nonperforming Assets, Performing Troubled Debt Restructured Loans, and Classified Loans and Leases
The following table presents nonperforming assets, performing troubled debt restructured loans, and classified loans and leases information as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
	2017	2017	2016	2016
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases held for investment (1)	$157,697	$172,576	$170,599	$171,085
Nonaccrual PCI loans held for investment	1,761	1,980	2,928	3,478
Total nonaccrual loans and leases held for investment	159,458	174,556	173,527	174,563
Foreclosed assets, net	11,630	13,278	12,976	15,113
Total nonperforming assets	$171,088	$187,834	$186,503	$189,676

Performing troubled debt restructured loans held for investment (2)	$56,552	$55,910	$64,592	$70,348
Classified Non-PCI loans and leases held for investment (1)	$344,777	$339,977	$409,645	$417,541
Nonaccrual loans and leases held for investment to
loans and leases held for investment	1.01%	1.12%	1.12%	1.18%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	1.09%	1.20%	1.20%	1.28%
Classified Non-PCI loans and leases held for investment
to Non-PCI loans and leases held for investment	2.20%	2.19%	2.66%	2.84%
_______________________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at June 30, 2017.

(2)	Excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases held for investment and foreclosed assets and totaled $171.1 million at September 30, 2017 compared to $187.8 million at June 30, 2017. The ratio of nonperforming assets to loans and leases held for investment and foreclosed assets decreased to 1.09% at September 30, 2017 from 1.20% at June 30, 2017. During the third quarter of 2017, Non-PCI classified loans and leases held for investment increased by $4.8 million to $344.8 million as new downgrades exceeded resolutions.
Nonaccrual Loans and Leases Held for Investment
During the third quarter of 2017, nonaccrual loan and leases held for investment decreased by $15.1 million to $159.5 million at September 30, 2017 due mainly to $5.7 million in charge-offs and $23.0 million in principal payments and other reductions, offset by nonaccrual additions of $13.6 million.
As of September 30, 2017, the Company's ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $129.1 million and represented 81.9% of total Non-PCI nonaccrual loans and leases. The largest of these relationships consisted of a $45.5 million healthcare real estate loan secured by a continuing care retirement facility that migrated to nonaccrual status during the third quarter of 2016 due to weak operating performance and cash flow difficulties.

The following table presents our Non-PCI nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Non-PCI Nonaccrual Loans and Leases				Non-PCI Accruing and
	September 30, 2017		June 30, 2017		30 - 89 Days Past Due
		% of		% of	September 30,	June 30,
		Loan		Loan	2017	2017
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$63,096	1.5%	$65,599	1.5%	$1,446	$3,734
Residential	3,186	0.2%	5,229	0.3%	282	46
Total real estate mortgage	66,282	1.1%	70,828	1.2%	1,728	3,780
Commercial:
Cash flow	33,514	1.2%	43,169	1.5%	72	201
Asset-based	3,977	0.2%	1,718	0.1%	—	—
Venture capital	22,686	1.2%	25,278	1.3%	2,720	23,171
Equipment finance	30,942	5.2%	31,111	5.1%	—	—
Total commercial	91,119	1.2%	101,276	1.3%	2,792	23,372
Consumer	296	0.1%	472	0.1%	286	—
Total held for investment (1)	$157,697	1.0%	$172,576	1.1%	$4,806	$27,152
_______________________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at June 30, 2017.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Property Type	2017	2017	2016	2016
	(In thousands)
Construction and land development	$9,319	$11,443	$11,224	$13,800
Multi-family	—	—	652	—
Commercial real estate	65	65	—	—
Single family residence	1,668	1,018	—	—
Total OREO, net	11,052	12,526	11,876	13,800
Other foreclosed assets	578	752	1,100	1,313
Total foreclosed assets	$11,630	$13,278	$12,976	$15,113
During the third quarter of 2017, foreclosed assets decreased by $1.6 million to $11.6 million at September 30, 2017 due primarily to a write-down of $2.1 million on foreclosed property and reductions related to sales of $0.2 million, offset by additions of $0.7 million.
Performing Troubled Debt Restructured Loans Held for Investment
During the third quarter of 2017, Non-PCI performing troubled debt restructured loans held for investment increased by $0.6 million to $56.6 million due mainly to $0.5 million in new additions and $0.3 million in transfers from nonaccrual status to accrual status, offset by $0.2 million in payoffs and other reductions. At September 30, 2017, we had $47.5 million in real estate mortgage loans, $5.8 million in real estate construction and land loans, $3.2 million in commercial loans, and $0.1 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the number of performing troubled debt restructured loans were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	September 30, 2017		June 30, 2017		December 31, 2016
		% of		% of		% of
Deposit Category	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$6,911,874	41%	$6,701,039	40%	$6,659,016	42%
Interest checking deposits	1,957,485	12%	1,762,016	10%	1,448,394	9%
Money market deposits	3,967,224	24%	4,033,471	24%	3,705,385	23%
Savings deposits	694,717	4%	721,048	4%	711,039	5%
Total core deposits	13,531,300	81%	13,217,574	78%	12,523,834	79%
Non-core non-maturity deposits	1,118,694	6%	1,329,324	8%	1,174,487	7%
Total non-maturity deposits	14,649,994	87%	14,546,898	86%	13,698,321	86%
Time deposits $250,000 and under	1,770,439	11%	1,940,872	12%	1,758,434	11%
Time deposits over $250,000	352,812	2%	387,207	2%	413,856	3%
Total time deposits	2,123,251	13%	2,328,079	14%	2,172,290	14%
Total deposits	$16,773,245	100%	$16,874,977	100%	$15,870,611	100%
Total deposits decreased by $101.7 million during the third quarter to $16.8 billion, due mainly to a decrease in non-core non-maturity deposits of $210.6 million and a decrease in time deposits of $204.8 million, offset partially by an increase in core deposits of $313.7 million. The decrease in non-core non-maturity deposits was planned based upon year-to-date core deposit growth and in anticipation of the core deposits being acquired from CUB. At September 30, 2017, core deposits totaled $13.5 billion, or 81% of total deposits, including $6.9 billion of noninterest-bearing demand deposits, or 41% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
Maturity	and Under	$250,000	Total
	(In thousands)
Due in three months or less	$607,436	$112,808	$720,244
Due in over three months through six months	532,766	172,846	705,612
Due in over six months through twelve months	505,340	50,205	555,545
Due in over 12 months through 24 months	82,233	8,738	90,971
Due in over 24 months	42,664	8,215	50,879
Total at September 30, 2017	$1,770,439	$352,812	$2,123,251

Total at June 30, 2017	$1,940,872	$387,207	$2,328,079
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At September 30, 2017, total off-balance sheet client investment funds were $1.9 billion, of which $1.6 billion was managed by S1AM.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At September 30, 2017, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At September 30, 2017, such disallowed amounts were $4.0 million for the Company and $0.1 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions. The most significant provisions of Basel III applicable to the Company and the Bank were the phase-out of trust preferred securities from Tier 1 capital, the higher risk-weighting of high volatility and past due real estate loans, and the capital treatment of deferred tax assets and liabilities above certain thresholds.
Beginning January 1, 2016, Basel III required all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2017, the Company and Bank were in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.
The following table presents a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
September 30, 2017
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	12.02%	4.00%	4.00%	N/A	4.00%
CET1 capital (to risk weighted assets)	12.52%	4.50%	5.75%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	12.52%	6.00%	7.25%	N/A	8.50%
Total capital (to risk weighted assets)	15.74%	8.00%	9.25%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.46%	4.00%	4.00%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.95%	4.50%	5.75%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.95%	6.00%	7.25%	8.00%	8.50%
Total capital (to risk weighted assets)	12.89%	8.00%	9.25%	10.00%	10.50%

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2016
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	11.91%	4.00%	4.00%	N/A	4.00%
CET1 capital (to risk weighted assets)	12.31%	4.50%	5.125%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	12.31%	6.00%	6.625%	N/A	8.50%
Total capital (to risk weighted assets)	15.56%	8.00%	8.625%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.40%	4.00%	4.00%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.78%	4.50%	5.125%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.78%	6.00%	6.625%	8.00%	8.50%
Total capital (to risk weighted assets)	12.72%	8.00%	8.625%	10.00%	10.50%
_______________________________________

(1)
Ratios for September 30, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017; ratios for December 31, 2016 reflect the minimum required plus capital conservation buffer phase-in for 2016. The capital conservation buffer increases by 0.625% each year through 2019.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $448.1 million at September 30, 2017. At September 30, 2017, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $435.0 million were included in Tier II capital.
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
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions, and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of overnight funds, subject to availability, of $135.0 million with the FHLB and $75.0 million with correspondent banks. As of September 30, 2017, there was a $135.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2017, the Bank had no borrowings outstanding through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	September 30,	June 30,	December 31,
Primary Liquidity - On-Balance Sheet	2017	2017	2016
	(Dollars in thousands)
Cash and due from banks	$147,579	$180,330	$337,965
Interest-earning deposits in financial institutions	122,439	107,150	81,705
Securities available-for-sale	3,532,230	3,474,560	3,223,830
Less: pledged securities	(339,815)	(430,182)	(425,511)
Total primary liquidity	$3,462,433	$3,331,858	$3,217,989

Ratio of primary liquidity to total deposits	20.6%	19.7%	20.3%

Secondary Liquidity - Off-Balance Sheet	September 30,	June 30,	December 31,
Available Secured Borrowing Capacity	2017	2017	2016
	(In thousands)
Secured borrowing capacity with the FHLB	$3,033,258	$2,916,358	$2,010,739
Less: secured advances outstanding	(115,000)	(85,000)	(735,000)
Net secured borrowing capacity with the FHLB	2,918,258	2,831,358	1,275,739
Secured borrowing capacity with the FRBSF	2,170,255	2,201,579	2,210,692
Total secondary liquidity	$5,088,513	$5,032,937	$3,486,431
During the three months ended September 30, 2017, the Company's primary liquidity increased by $130.6 million due to a $90.4 million decrease in pledged securities, a $57.7 million increase in securities available-for-sale, and a $15.3 million increase in interest-earning deposits in financial institutions, offset partially by a $32.8 million decrease in cash due from banks. The Company's secondary liquidity increased by $55.6 million during the third quarter due mainly to a $116.9 million increase in the borrowing capacity on the secured borrowing line with the FHLB, offset partially by a $31.3 million decrease in the borrowing capacity on the secured credit line with the FRBSF and a $30.0 million increase in the amount borrowed from the secured borrowing line with the FHLB.

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB as of September 30, 2017 of $3.0 billion, collateralized by a blanket lien on $4.4 billion of certain qualifying loans not pledged to the FRBSF. The Bank also had secured borrowing capacity with the FRBSF of $2.2 billion as of September 30, 2017 collateralized by liens on $2.9 billion of qualifying loans.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At September 30, 2017, core deposits totaled $13.5 billion and represented 81% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if corporate customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available off-balance sheet liquidity.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2017, brokered deposits totaled $1.8 billion, consisting of $759.6 million of brokered time deposits, $1.1 billion of non-maturity brokered accounts, and $9.4 million of other brokered deposits. At December 31, 2016, brokered deposits totaled $1.6 billion, consisting of $405.5 million of brokered time deposits, $1.2 billion of non-maturity brokered accounts, and $12.2 million of other brokered deposits. We have increased the amount of our brokered deposits in recent quarters because of the large amount of deposits that can be obtained in a short period of time to manage liquidity and funding needs.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2017, we were in compliance with all of our established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three and nine months ended September 30, 2017, PacWest received $65.0 million and $195.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $466.9 million at September 30, 2017, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At September 30, 2017, PacWest had $507.9 million in cash and due from banks, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program and cash consideration required in connection with the CUB acquisition.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	September 30, 2017
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits(1)	$1,981,251	$116,086	$25,645	$119	$2,123,101
Short-term borrowings	250,000	—	—	—	250,000
Long-term debt obligations(1)	233	166	—	542,210	542,609
Contractual interest(2)	4,943	1,024	745	7	6,719
Operating lease obligations	30,358	53,764	39,122	36,241	159,485
Other contractual obligations	33,066	29,851	9,839	16,360	89,116
Total	$2,299,851	$200,891	$75,351	$594,937	$3,171,030
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded. At September 30, 2017, our loan commitments, including standby letters of credit, totaled $5.3 billion. The commitments, a portion of which result in funded loans, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 7. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the cross currency swaps that hedge those exposures. As of September 30, 2017, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $8.0 million and $30.4 million, and the U.S. Dollar notional amounts of cross currency swaps outstanding to hedge these foreign currency exposures were $6.8 million and $29.2 million. We recognized foreign currency translation net gains of $0.4 million and $0.7 million for the nine months ended September 30, 2017 and 2016.
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
We evaluated the results of our NII simulation model and MVE model prepared as of September 30, 2017, the results of which are presented below. Our NII simulation indicates that our balance sheet is asset-sensitive, while our MVE model indicates that our balance sheet had a slightly liability-sensitive profile. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2017. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at September 30, 2017. In order to arrive at the base case, we extend our balance sheet at September 30, 2017 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of September 30, 2017. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

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
The following table presents forecasted net interest income and net interest margin for the next 12 months using the forward yield curve as the base scenario and shocking the base scenario given immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
September 30, 2017	Income	Change	Margin	Margin Change
Interest Rate Scenario	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Up 300 basis points	$1,146.6	15.9%	5.88%	0.81%
Up 200 basis points	$1,096.0	10.8%	5.62%	0.55%
Up 100 basis points	$1,044.2	5.6%	5.36%	0.29%
BASE CASE	$988.9	—	5.07%	—
Down 100 basis points	$934.9	(5.5)%	4.80%	(0.27)%
Down 200 basis points	$915.6	(7.4)%	4.70%	(0.37)%
Down 300 basis points	$906.6	(8.3)%	4.65%	(0.42)%
Total base case year 1 tax equivalent NII was $988.9 million at September 30, 2017 compared to $998.2 million at June 30, 2017. The $9.3 million decrease in year 1 NII was attributable to a decrease in the assumed pricing spreads on new loan originations, increased funding costs on deposits, and a lower loan portfolio average balance due to the sale of the loans designated as held for sale at June 30, 2017, offset partially by an increase in the average balance of securities and a lower average balance of borrowings.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short term rates increase faster than long term rates, and the least favorable alternate rate vector that we model is the “Bull Steepener,” when short term rates fall faster than long term rates. In the “Bear Flattener” scenario that we model, Year 1 NII increases by 1.4%, and in the “Bull Steepener” scenario that we model, Year 1 NII decreases by 2.9%.
Of the $15.8 billion of total loans in the portfolio, $10.9 billion have variable interest rate terms (excluding hybrid loans discussed below). At September 30, 2017, $10.4 billion of these variable-rate loans have a loan rate higher than their floor rate, which allows them to reprice at their next reprice date upon a change in their index. Approximately 67% of the total variable-rate loans have a LIBOR index rate.

The following table presents variable-rate loans at their floors and the amounts for which the fully-indexed rates would rise off of the floors and reprice as a result of the rate increases shown:

September 30, 2017
Cumulative	Rate
Amount of	Increase
Variable-Rate	Needed to
Loans	Reprice
(Dollars in millions)
$379.4	0 - 100 bps
$526.0	101 - 200 bps
$547.2	201 - 300 bps
Additionally, certain variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $245 million, $408 million, and $722 million in the next one, two, and three years.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at September 30, 2017.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
September 30, 2017	Market Value	Change	Change	of Total	Market Value
Interest Rate Scenario	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Up 300 basis points	$5,740.0	$(96.2)	(1.6)%	25.8%	124.5%
Up 200 basis points	$5,775.2	$(61.0)	(1.0)%	26.0%	125.3%
Up 100 basis points	$5,809.6	$(26.6)	(0.5)%	26.1%	126.0%
BASE CASE	$5,836.2	$—	—%	26.2%	126.6%
Down 100 basis points	$5,851.3	$15.1	0.3%	26.3%	126.9%
Down 200 basis points	$5,870.3	$34.1	0.6%	26.4%	127.3%
Down 300 basis points	$5,721.1	$(115.1)	(2.0)%	25.7%	124.1%

Total base case projected market value of equity was $5.8 billion at September 30, 2017, an increase of $46 million compared to June 30, 2017. The increase in base case market value of equity was due primarily to a $51 million increase in the book value of stockholders' equity and a $27 million decrease in the mark-to-market adjustment for total deposits, offset partially by a $32 million decrease in the fair value of loans.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the third quarter of 2017:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
			as Part of	That May Yet
		Average	Publicly	Be Purchased
	Total Number of	Price Paid	Announced	Under the
Purchase Dates	Shares Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
July 1, 2017 - July 31, 2017	—	$—	—	$372,069
August 1, 2017 - August 31, 2017	4,892	$48.01	—	$372,069
September 1, 2017 - September 30, 2017	—	$—	—	$372,069
Total	4,892	$—	—
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

3.5	Amended and Restated Bylaws of PacWest Bancorp, a Delaware corporation, dated November 5, 2014 (Exhibit 3.5 to Form 10-Q filed on November 10, 2014 and incorporated herein by this reference).
10.1	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, dated May 16, 2016 (Exhibit 10.1 to Form 8-K filed on May 18, 2016 and incorporated herein by this reference).
10.2
Form of Stock Award Agreement pursuant to the Company's 2003 Stock Incentive Plan, as amended and restated (Exhibit 10.2 to Form 10-Q filed on November 7, 2016 and incorporated herein by this reference).

10.3
Form of Stock Unit Award Agreement pursuant to the Company's 2003 Stock Incentive Plan, as amended and restated (Exhibit 10.3 to Form 10-Q filed on November 7, 2016 and incorporated herein by this reference).

10.4	PacWest Bancorp 2017 Stock Incentive Plan, as amended, dated May 15, 2017 (Exhibit 10.1 to Form S-8 filed on May 15, 2017 and incorporated herein by this reference).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2017, June 30, 2017, and September 30, 2016 and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2017, June 30, 2017, and September 30, 2016 and nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements (Filed herewith).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	November 7, 2017	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Accounting Officer