Form 10-K
period 2017-12-31
PACWEST BANCORP
filed 2018-03-01
CIK 1102112

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes     ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2017, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 30, 2017, was approximately $5.7 billion. Registrant does not have any nonvoting common equities.
As of February 22, 2018, there were 125,777,985 shares of registrant's common stock outstanding, excluding treasury shares and 1,438,804 shares of unvested restricted stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP
2017 ANNUAL REPORT ON FORM 10-K

PACWEST BANCORP
2017 ANNUAL REPORT ON FORM 10-K

PART I
Forward-Looking Information
This Form 10-K contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, interest rate risk management, and estimated impacts of the Tax Cuts and Jobs Act. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under "Item 1A. Risk Factors." Factors that might cause such differences include, but are not limited to:

•	our ability to compete effectively against other financial service providers in our markets;

•	the effect of the current low interest rate environment or impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolios;

•
economic deterioration or a recession that may affect the ability of borrowers to make contractual payments on loans and may affect the value of real property or other property held as collateral for such loans;

•	changes in credit quality and the effect of credit quality on our provision for credit losses and allowance for loan and lease losses;

•	our ability to attract and retain deposits and other sources of funding or liquidity;

•	the need to retain capital for strategic or regulatory reasons;

•	the impact of the Dodd-Frank Act on our business, business strategies and cost of operations;

•	compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases and/or asset mix;

•	reduced demand for our services due to strategic or regulatory reasons;

•	our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;

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

•
the impact of the Tax Cuts and Jobs Act on our business and business strategies, or if other changes are made to tax laws or regulations affecting our business, including the disallowance of tax benefits by tax authorities and/or changes in tax filing jurisdictions or entity classifications; and

•
our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-K and other documents filed or furnished by PacWest with the SEC.

All forward-looking statements included in this Form 10-K are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.
Available Information
We maintain a corporate website at http://www.pacwestbancorp.com and a website for the Bank at http://www.pacificwesternbank.com. At http://www.pacwestbancorp.com and via the “Investor Relations” link at the Bank’s website, our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.
We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, http://www.pacwestbancorp.com in the section entitled “Corporate Governance.” Any changes in, or waivers from, the provisions of this code of ethics that the SEC requires us to disclose are posted on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee, Compensation, Nominating and Governance Committee, Asset/Liability Management Committee, and Risk Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.
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

AFX	American Financial Exchange	FRB	Board of Governors of the Federal Reserve System
ALM	Asset Liability Management	FRBSF	Federal Reserve Bank of San Francisco
ASC	Accounting Standards Codification	FSOC	Financial Stability Oversight Council
ASU	Accounting Standards Update	IRR	Interest Rate Risk
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013.	MBS	Mortgage-Backed Securities
BHCA	Bank Holding Company Act of 1956, as amended	MVE	Market Value of Equity
BOLI	Bank Owned Life Insurance	NII	Net Interest Income
CapitalSource Inc.	A company acquired on April 7, 2014	NIM	Net Interest Margin
CapitalSource Division	A division of Pacific Western Bank, formed at the closing of the CapitalSource Inc. merger	Non-PCI	Non-Purchased Credit Impaired
C&I	Commercial and Industrial	OFAC	U.S Treasury Department of Office of Foreign Assets Control
CDI	Core Deposit Intangible Assets	OREO	Other Real Estate Owned
CET1	Common Equity Tier 1	PWEF	Pacific Western Equipment Finance
CFPB	Consumer Financial Protection Bureau	PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
CMOs	Collateralized Mortgage Obligations	PCI	Purchased Credit Impaired
CRA	Community Reinvestment Act of 1977	PRSUs	Performance-Based Restricted Stock Units
CRI	Customer Relationship Intangible Assets	S1AM	Square 1 Asset Management, Inc.
CUB	CU Bancorp (a company acquired on October 20, 2017)	SBA	Small Business Administration
CU Bank	California United Bank (a wholly-owned subsidiary of CUB)	SEC	Securities and Exchange Commission
DBO	California Department of Business Oversight	SNCs	Shared National Credits
DGCL	Delaware General Corporation Law	Square 1	Square 1 Financial, Inc. (a company acquired on October 6, 2015)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Square 1 Bank Division	A division of Pacific Western Bank formed at the closing of the Square 1 acquisition
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income adjusted for tax-equivalent adjustments related to tax-exempt income on municipal securities
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		Tax Equivalent NIM	NIM adjusted for tax-equivalent adjustments related to tax-exempt income on municipal securities
FASB	Financial Accounting Standards Board	TCJA	Tax Cuts and Jobs Act
FCAL	First California Financial Group, Inc. (a company acquired on May 31, 2013)	TDRs	Troubled Debt Restructurings
FDIA	Federal Deposit Insurance Act	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	TruPS	Trust Preferred Securities
FDICIA	Federal Deposit Insurance Corporation Improvement Act	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco

ITEM 1. BUSINESS
General
PacWest Bancorp, a Delaware corporation, is a bank holding company registered under the BHCA with our corporate headquarters located in Beverly Hills, California. Our principal business is to serve as the holding company for our wholly-owned subsidiary, Pacific Western Bank. References to "Pacific Western" or the "Bank" refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to "we," "us," or the "Company" refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to "PacWest" or to the "holding company," we are referring to PacWest Bancorp, the parent company, on a stand-alone basis.
We are focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and deposit products and services through 76 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank divisions. Our CapitalSource Division provides asset-based, real estate, equipment and cash flow loans and treasury management services to established middle market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
PacWest Bancorp was established in October 1999 and has achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business model, service-driven focus, and presence in attractive markets, as well as maintaining a highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth, both organically and through disciplined acquisitions. We have successfully completed 29 acquisitions since 2000 which have contributed to our growth and expanded our market presence throughout the United States.
As of December 31, 2017, we had total assets of $25.0 billion, total loans and leases, net of deferred fees, of $17.5 billion, total deposits of $18.9 billion, and stockholders’ equity of $5.0 billion.
Our Business Strategy
General Overview
We believe that stable, long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined credit underwriting standards. We continue to focus on originating high-quality loans and leases and growing our low-cost deposit base through our relationship-based business lending. These core strengths enable us to maintain operational efficiency, increase profitability, increase core deposits, and grow loans and leases in a sound manner.
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
Focusing on operational efficiency is critical to our profitability and future growth. We carefully manage our cost structure and continuously refine and implement internal processes and systems to create further efficiencies and enhance our earnings. We have substantially completed our efforts to adjust the mix of our deposit base by reducing the proportion of certificates of deposit, a strategic initiative that was undertaken following the CapitalSource Inc. merger in April 2014. The acquisition of Square 1 in October 2015 accelerated this process as substantially all of the $3.8 billion of acquired deposits were core deposits. The Square 1 Bank Division's core deposits increased to over $6.1 billion at December 31, 2017. With the acquisition of CUB on October 20, 2017, we added $2.7 billion of core deposits and the ratio of our core deposits to total deposits was 85% at December 31, 2017.

Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed 29 acquisitions since 2000, including the CUB acquisition on October 20, 2017 and the Square 1 acquisition in October 2015. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise.
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
Our branch network allows us to gather deposits, expand our brand presence and service our customers’ banking and cash management needs. In addition, as the banking industry continues to experience broader customer acceptance of on-line and mobile banking tools for conducting basic banking functions we are able to serve our customers through a wide range of non-branch channels, including on-line, mobile, remote deposit, and telephone banking platforms, all of which allows us to expand our service area to attract new depositors without a commensurate increase in branch locations or branch traffic.
At December 31, 2017, we had ATMs at 61 of our branches and one off-site location located in California. We are part of the MoneyPass network that enables our customers to withdraw cash surcharge-free and service charge-free at over 25,000 ATM locations across the country. We provide access to customer accounts via a 24 hour seven-day-a-week, toll-free, automated telephone customer service and secure on-line banking services.
The composition of our deposit mix changed as a result of the CapitalSource Inc. merger in April 2014, which lowered the proportion of core deposits and increased the proportion of more expensive time deposits. Since the CapitalSource Inc. merger, we have focused on shifting the mix of deposits to include a higher proportion of core deposits. Our dedicated team of professionals has been successful in growing our low-cost, core deposit base by attracting deposits from our business customers and offering alternative cash management solutions intended to help retain business customers. The Square 1 acquisition completed in October 2015 accelerated this shift in deposit mix as the percentage of core deposits increased to 79% at the end of 2016. The CUB acquisition completed on October 20, 2017 also contributed to this shift in deposit mix and the percentage of core deposits increased to 85% at December 31, 2017.
At December 31, 2017, our total deposits consisted of $15.9 billion in core deposits, $2.1 billion in time deposits and $0.9 billion in non-core non-maturity deposits. Core deposits represented 85% of total deposits at December 31, 2017, and were comprised of $8.5 billion in noninterest-bearing deposits, $2.2 billion in interest-bearing checking accounts, $4.5 billion in money market accounts and $0.7 billion in savings accounts. Our deposit base is also diversified by client type. As of December 31, 2017, no individual depositor represented more than 1.6% of our total deposits, and our top ten depositors represented 8.9% of our total deposits.
We face strong competition in gathering deposits. Our most direct competition for deposits comes from nationwide, regional, and community banks, credit unions, money market funds, brokerage firms and other non-bank financial services companies that target the same customers as we do. We compete actively for deposits and emphasize solicitation of noninterest-bearing deposits. We seek to provide a higher level of personal service than our larger competitors, many of whom have more assets, capital and resources than we do and who may be able to conduct more intensive and broader based promotional efforts to reach potential customers. Our cost of funds fluctuates with market interest rates and may be affected by higher rates being offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. Competition for deposits is also affected by the ease with which customers can transfer deposits from one institution to another.
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At December 31, 2017, total off-balance sheet client investment funds were $2.1 billion, of which $1.7 billion was managed by S1AM.

Lending Activities
We conduct commercial lending activities that include real estate mortgage loans, real estate construction and land loans, and C&I loans and leases. Our commercial real estate loans are secured by a range of property types. Our C&I loan offerings are diverse and generally include various asset-secured loans, equipment-secured loans and leases, loans to security alarm monitoring companies, and venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial companies during the various phases of their life cycle. Until December 2017, we actively originated cash flow (leveraged) loans to finance business acquisitions and recapitalizations. In December 2017, we announced that we were exiting certain cash flow lending business lines, and we agreed to sell $1.5 billion of cash flow loans (of which $481.1 million were held for sale at December 31, 2017 and were subsequently sold in the first quarter of 2018). We price loans to preserve our interest spread and maintain our net interest margin. Loan interest rates may be floating, fixed, or a combination thereof (“hybrid”) throughout the loan term. The rates on hybrid loans typically are fixed until a “reset” date when the rates then become floating. While we do not actively solicit direct consumer loans, we hold consumer loans, consisting primarily of purchased private student loans originated and serviced by third-party lenders.
Some of our loans are participations in larger loans, and these participations may be deemed a SNC. A SNC is any loan or commitment to extend credit, or group of commitments, aggregating $20 million or more at origination ($100 million or more beginning January 1, 2018), committed under a formal lending arrangement, and shared by three or more unaffiliated supervised institutions. The SNC program is governed by an inter-agency agreement among the FRB, the FDIC, and the Office of the Comptroller of the Currency. These agencies review a selection of SNCs periodically, with such review conducted at the lead or agent bank, and deliver a credit risk rating to the participants holding the loans. At December 31, 2017 and 2016, we had SNC loans held for investment to 55 borrowers that totaled $1.2 billion and to 116 borrowers that totaled $2.3 billion. The decline in SNC loans in 2017 was due to the sale of $1.5 billion of cash flow loans in December 2017.
Real Estate Loans
Our real estate lending activities focus primarily on loans to professional developers and real estate investors for the acquisition, construction, refinancing, or renovation, and on-going operation of commercial real estate. We also provide commercial real estate loans to borrowers operating businesses at these sites (owner occupied commercial real estate loans). Our real estate loans generally are collateralized by first deeds of trust on specific commercial properties. The most prevalent types of properties securing our real estate loans are multi-family properties, office properties, various healthcare properties such as skilled nursing facilities and assisted living facilities, industrial properties, hotels, and retail properties. The properties are located across the United States, primarily in central business districts, but a majority of our real estate collateral is in California. Our real estate loans typically either have interest and principal payments due on an amortization schedule ranging from 25 to 30 years with a lump sum balloon payment due in one to ten years or may have an initial interest-only period followed by an amortization schedule with a lump sum balloon payment due in one to ten years. Construction loans typically finance from 50% to 70% of the costs to construct commercial or multi-family residential properties. The terms are generally one to three years with short-term, performance-based extension options. We do not currently originate first trust deed home mortgage loans, although we do purchase these types of loans from a third-party lender.
We also provide real estate secured loans under the SBA’s 7(a) Program and 504 Program. Compliant SBA 7(a) loans have an SBA guaranty for 75% of the principal balance. SBA 504 loans are 50% loan-to-value first deed of trust mortgage loans on owner occupied commercial real estate where a second deed of trust is also provided by a nonprofit certified development company. The SBA 7(a) and SBA 504 mortgage loans repay on a twenty-five year amortization schedule.
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

In addition to the points above, construction loans are also subject to project-specific risks including, but not limited to, the following:

•	construction costs being more than anticipated;

•	construction taking longer than anticipated;

•	failure by developers and contractors to meet project specifications;

•	disagreement between contractors, subcontractors and developers;

•	demand for completed projects being less than anticipated; and

•	buyers of the completed projects not being able to secure permanent financing.
We specialize in real estate loans secured by healthcare properties, primarily skilled nursing facilities. In addition to the points above, for a healthcare real estate loan, we evaluate facility clinical compliance and quality of care, assess the loan-to- value using per bed limitations based on market information, and analyze the payor mix and state and federal revenue sources.
Many of the risks outlined above result from market conditions and are not controllable by us. When considering the markets in which to pursue real estate loans, we consider the market conditions, our current loan portfolio concentrations by property type and by market, and our past experiences with the borrower, within the specific market, and with the property type.
When underwriting real estate loans, we seek to mitigate risk by using the following framework:

•	requiring borrowers to invest and maintain a meaningful cash equity interest in the properties securing our loans;

•	reviewing each loan request and renewal individually;

•	using a credit committee approval process for the approval of each loan request (or aggregated credit exposures) over a certain dollar amount;

•
adhering to written loan acceptance standards, including among other factors, maximum loan to acquisition or construction cost ratios, maximum loan to as-is or stabilized value ratios, and minimum operating cash flow requirements;

•	considering market rental rates relative to our underwritten or projected rental rates;

•	considering the experience of our borrowers and our borrowers’ abilities to operate and manage the properties securing our loans;

•	evaluating the supply of comparable real estate and new supply under construction in the collateral's market area;

•	obtaining independent third-party appraisals that are reviewed by our appraisal department;

•	obtaining environmental risk assessments; and

•	obtaining seismic studies where appropriate.
With respect to construction loans, in addition to the foregoing, we attempt to mitigate project-specific risks by:

•	considering the experience of our borrowers and our borrowers’ abilities to manage the properties during construction and into the stabilization periods;

•	implementing a controlled disbursement process for loan proceeds in accordance with an agreed upon schedule which usually results in the borrowers' equity being invested before loan advances commence;

•	conducting project site visits and using construction consultants who review the progress of the project; and

•	monitoring the construction costs compared to the budgeted costs and the remaining costs to complete.
SBA 7(a) and 504 program loans are subject to the risks outlined above and the risk that an SBA 7(a) guaranty may be invalid if SBA specific procedures are not followed. We seek to mitigate this risk by maintaining and adhering to additional policies specific to SBA loans which align with SBA requirements.

C&I Loans and Leases
Our C&I loan offerings are diverse and generally include various asset-secured loans, equipment-secured loans and leases, loans to security alarm monitoring companies, and venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial companies during the various phases of their life cycle.
Our C&I loans include the following specific lending products:

•
Asset-based loans. These loans are used for working capital and are secured by finance receivables, trade accounts receivable, and/or inventory. This loan segment includes lender finance loans, which include loans to finance companies and timeshare operators. These loans are used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables owed to our borrowers. The primary sources of repayment are the operating income of the borrower, the collection of the receivables securing the loan, and/or the sale of the inventory securing the loan. The loans are typically revolving lines of credit with terms of one to three years. Also included in this segment are loans used to finance annual life insurance premiums and are fully secured by the corresponding cash surrender value of life insurance contracts and other liquid collateral with one year terms that generally renew annually. In conjunction with our healthcare real estate loans, we may provide healthcare operators with asset-based loans secured by healthcare accounts receivable to support working capital needs.

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

•
Cash flow loans. Cash flow loans include loans to security monitoring companies, loans to tax-exempt government/non-profit borrowers, and SBA 7(a) loans for small business expansion. Until December 2017, we actively originated cash flow (leveraged) loans to finance business acquisitions and recapitalizations. In December 2017, we announced that we were exiting certain cash flow lending business lines, and agreed to sell $1.5 billion of cash flow loans. At December 31, 2017, cash flow loans included the remaining balances of the technology, healthcare, and general cash flow lending businesses that we exited in December 2017. The balance of loans held for investment remaining from these exited lending businesses after the $1.5 billion loan sale was $249.3 million at December 31, 2017.

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

Our portfolio of C&I loans and leases is subject to certain risks including, but not limited to, the following:

•	the economic conditions of the United States;

•	interest rate increases;

•	deterioration of the value of the underlying collateral;

•	increased competition in pricing and loan structure;

•	the deterioration of a borrower’s or guarantor’s financial capabilities; and

•	various environmental risks, including natural disasters, which can negatively affect a borrower’s business.

When underwriting C&I loans and leases, we seek to mitigate risk by using the following framework:

•	considering the prospects for the borrower's industry and the borrower's competition;

•	considering our past experience with the borrower, the collateral type, and the collectability of the collateral relative to underwritten expectations and norms;

•	considering our current loan and lease portfolio concentration by loan type and collateral type;

•	reviewing each loan request and renewal individually;

•	using our credit committee approval process for the approval of each loan request (or aggregate credit exposure) over a certain dollar amount; and

•	adhering to written loan underwriting policies and procedures including, among other factors, loan structures and covenants.
We actively manage real estate and C&I loans and seek to mitigate credit risk on most loans by using the following framework.

•	monitoring the economic conditions in the regions or areas in which our borrowers are operating;

•	measuring operating performance of our borrower or collateral and comparing it to our underwriting expectations;

•	assessing compliance with financial and operating covenants as set forth in our loan agreements and considering the effects of incidences of noncompliance and taking corrective actions;

•
assigning a credit risk rating to each loan and ensuring the accuracy of our credit risk ratings by using an independent credit review function to assess the appropriateness of the credit risk ratings assigned to loans;

•
conducting loan portfolio review meetings where senior management and members of credit administration discuss the credit status and related action plans on loans with unfavorable credit risk ratings; and

•	subjecting loan modifications and loan renewal requests to underwriting and assessment standards similar to the underwriting and assessment standards applied before closing the loans.
Consumer Loans
Consumer loans include personal loans, auto loans, home equity lines of credit, revolving lines of credit, other loans typically made by banks to individual borrowers, and purchased private student loans originated and serviced by third-party lenders. Home equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real estate properties. We purchase student loans that are not guaranteed by any program of the U.S. Government. These loans refinanced the outstanding student loan debt of borrowers who met certain underwriting criteria, with terms that fully amortize the debt over terms ranging from five to twenty years.
Our consumer loan portfolio is subject to certain risks, including, but not limited to, the following:

•	the economic conditions of the United States and the levels of unemployment;

•	the amount of credit offered to consumers in the market;

•	interest rate increases;

•	consumer bankruptcy laws which allow consumers to discharge certain debts (excluding student loans);

•	compliance with consumer lending regulations;

•	additional regulations and oversight by the CFPB; and

•	the ability of the sub-servicers of the Bank’s student loans to service the loans in accordance with the terms of the loan purchase agreements.
We seek to mitigate the exposure to such risks through the direct approval of all internally originated consumer loans by reviewing each new loan request and each renewal individually and adhering to written credit policies. For all purchased student loans, we monitor the performance of the originator and the enforcement of our rights under the loan purchase agreement.

Loan Concentrations
The following table presents the composition of our loans and leases held for investment as of the dates indicated:

	December 31, 2017		December 31, 2016
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Commercial	$5,385,740	32%	$4,396,696	28%
Residential	2,466,894	14%	1,314,036	9%
Total real estate mortgage	7,852,634	46%	5,710,732	37%
Real estate construction and land:
Commercial	769,075	5%	581,246	4%
Residential	822,154	5%	384,001	2%
Total real estate construction and land	1,591,229	10%	965,247	6%
Total real estate	9,443,863	56%	6,675,979	43%
Commercial:
Asset-based	3,011,779	18%	2,611,796	17%
Venture capital	2,122,735	12%	1,987,900	13%
Cash flow (1)	1,327,570	8%	3,112,890	20%
Equipment finance	656,995	4%	691,967	4%
Total commercial	7,119,079	42%	8,404,553	54%
Consumer	409,801	2%	375,422	3%
Total loans and leases held for investment,
net of deferred fees (2) (3)	$16,972,743	100%	$15,455,954	100%
_______________________________________

(1)
Includes leveraged loans of $620.8 million and $2.3 billion at December 31, 2017 and 2016. At December 31, 2017, the remaining balances of the technology, healthcare, and general cash flow loans held for investment of the lending businesses that we exited in December 2017 totaled $249.3 million. At December 31, 2016, technology cash flow, healthcare cash flow, and general cash flow loans totaled $2.3 billion.

(2)	Includes PCI loans of $58.0 million and $108.4 million at December 31, 2017 and 2016, of which the majority are included in the "Real estate mortgage" category in this table.

(3)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017.
Real estate mortgage loans and real estate construction and land loans (which are predominantly commercial real estate loans) together comprised 56% and 43% of our total loans and leases held for investment at December 31, 2017 and 2016. Real estate mortgage loans increased to 46% of total loans and leases held for investment at December 31, 2017 from 37% at December 31, 2016, while real estate construction and land loans increased to 10% of total loans and leases held for investment at December 31, 2017 from 6% at December 31, 2016.
The growth in real estate loans during 2017 as a percentage of total loans and leases was attributable mainly to the real estate loans acquired in the CUB acquisition on October 20, 2017, the increase in real estate multi-family and construction loans, and the fourth quarter of 2017 sale of $1.5 billion of cash flow loans. For additional information regarding the CUB acquisition and the cash flow loan sale, see "Current Developments - CU Bancorp Acquisition" and "Current Developments - Loan Sales and Loans Held for Sale - Fourth Quarter 2017."

More specifically, the increase in real estate loans as a percentage of total loans and leases reflected the following:

•
Total commercial loans significantly decreased to $7.1 billion or 42% of total loans and leases held for investment at December 31, 2017 from $8.4 billion or 54% at December 31, 2016 primarily due to the sale of $1.5 billion of cash flow loans in the fourth quarter of 2017.

•
Residential real estate mortgage loans increased to $2.5 billion or 14% of total loans and leases held for investment at December 31, 2017 from $1.3 billion or 9% at December 31, 2016. During 2017, we continued our emphasis on originated multi-family secured real estate loans due primarily to the favorable credit risk profile.

•
Real estate construction and land loans increased to $1.6 billion or 10% of total loans and leases held for investment at December 31, 2017 from $965.2 million or 6% at December 31, 2016. This increase was primarily attributable to an increase in the number of multi-family property construction loans.

Real estate mortgage loans are diversified among various property types. At December 31, 2017 and 2016, 14% and 12% of the total real estate mortgage loans were owner occupied (i.e. our borrowers were operating businesses on the premises that collateralize our loans). At December 31, 2017, real estate mortgage loans secured by multi-family properties, industrial properties, and office properties comprised 27%, 15%, and 14% of our real estate mortgage loans, respectively. At December 31, 2016, real estate mortgage loans secured by multi-family properties, office properties, and hospitality properties comprised 18%, 17%, and 12% of our real estate mortgage loans, respectively.
Certain of our real estate mortgage loans are secured by various types of healthcare real estate that include skilled nursing facilities, assisted living facilities, independent living facilities, and other healthcare facilities. At December 31, 2017 and 2016, real estate mortgage loans secured by healthcare real estate comprised 11% and 17% of our real estate mortgage loans. The decrease of healthcare real estate loans in 2017 as a percentage of total real estate mortgage loans was primarily due to the growth of other products such as multi-family and residential mortgage loans, while the balance of healthcare real estate declined in 2017.
Real estate construction and land loans are diversified among various property types. At December 31, 2017, real estate construction and land loans for the construction of multi-family properties, condominium properties, and office properties comprised 27%, 10%, and 10% of our real estate construction and land loans, respectively. At December 31, 2016, real estate construction and land loans for the construction of condominium properties, multi-family properties, and office properties comprised 17%, 16%, and 16% of our real estate construction and land loans, respectively.
Commercial loans and leases comprised 42% and 54% of our total loans and leases held for investment at December 31, 2017 and 2016. Commercial loans and leases are diversified among various loan types and industries. At December 31, 2017, our largest commercial loan type concentration was asset-based loans, totaling $3.0 billion or 18% of our total loans and leases held for investment compared to $2.6 billion or 17% at December 31, 2016. Other significant commercial concentrations at December 31, 2017 were venture capital loans, cash flow loans, and equipment finance loans and leases at 12%, 8%, and 4%, respectively, of total loans and leases held for investment. At December 31, 2016, venture capital loans, cash flow loans, and equipment finance loans and leases were 13%, 20%, and 4%, respectively, of total loans and leases held for investment. The decrease in cash flow loans during 2017 as a percentage of total loans and leases held for investment was due primarily to the fourth quarter of 2017 sale of $1.5 billion of cash flow loans. For additional information regarding the cash flow loan sale, see "Current Developments - Loan Sales and Loans Held for Sale - Fourth Quarter 2017."
At December 31, 2017, our ten largest individual loan commitments totaled $908.9 million and had corresponding outstanding balances that totaled $516.2 million. These ten largest commitments ranged from $75.0 million to $110.0 million. These commitments primarily are secured by commercial real estate with borrowers that are experienced operators with proven track records or are lender finance loans secured by portfolios of finance receivables originated and serviced by finance companies. At December 31, 2016, our ten largest individual loan commitments totaled $803.9 million and had corresponding outstanding balances that totaled $588.7 million. These ten largest commitments ranged from $67.0 million to $100.0 million.

Current Developments
CU Bancorp Acquisition
On October 20, 2017, PacWest completed the acquisition of CUB in a transaction valued at $670.6 million. As part of the acquisition, CU Bank, a wholly-owned subsidiary of CUB, was merged with and into PacWest's wholly-owned banking subsidiary, Pacific Western Bank.
CU Bank was a commercial bank headquartered in Los Angeles, California with nine branches located in Los Angeles, Orange, Ventura, and San Bernardino counties. We completed the acquisition to, among other things, enhance our Southern California community bank franchise by adding a $2.1 billion loan portfolio and $2.7 billion of core deposits.
We recorded the acquired assets and liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date and increased total assets by $3.5 billion. The application of the acquisition method of accounting resulted in goodwill of $374.7 million.
Loan Sales and Loans Held for Sale
Fourth Quarter 2017
In the fourth quarter of 2017, we agreed to sell $1.5 billion of cash flow loans (of which $481.1 million were held for sale at December 31, 2017 and were subsequently sold in the first quarter of 2018) (the "Cash Flow Loan Sale"). Of the $1.5 billion in loans sold, none were on nonaccrual and $4.7 million were classified, and we also exited our CapitalSource Division origination operations related to general, technology, and healthcare cash flow loans. These actions were taken to lower the Company's credit risk profile and improve its funding mix. As of December 31, 2017, $1.0 billion of the loans sold had settled, while $481.1 million were classified as held for sale. The loans held for sale at December 31, 2017 settled in the first quarter of 2018. As a result of the Cash Flow Loan Sale, our cash flow portfolio held for investment decreased from $2.7 billion at September 30, 2017 to $1.3 billion at December 31, 2017.
In connection with the Cash Flow Loan Sale, we recognized $2.2 million in charge-offs during the fourth quarter of 2017 to record the loans at the lower of cost or fair value.
Second Quarter 2017
In the second quarter of 2017, we sold $46.0 million of loans consisting primarily of loans from our healthcare portfolios. Additionally, we entered into two agreements to sell loans with balances totaling $175.2 million and the associated unfunded commitments of $19.3 million, primarily from our healthcare portfolios. The $175.2 million of loans were reported as held for sale at June 30, 2017 and the sales were completed in July 2017. As a result of the second quarter loan sales and transfers to loans held for sale, our healthcare cash flow portfolio held for investment decreased from $740.6 million at March 31, 2017 to $514.7 million at June 30, 2017, which included two non-pass rated credits of $26.1 million.
In connection with the transfer of loans to held for sale, we recognized $7.2 million in charge-offs to record the loans at the lower of cost or fair value. Additionally, our nonaccrual loans held for investment decreased by $5.3 million and our classified loans held for investment decreased by $44.8 million as a result of the loans transferred to held for sale.
Federal Tax Reform
The TCJA was signed into law on December 22, 2017 and represents the first major overhaul of the United States federal income tax system in more than 30 years. The TCJA reduces the federal corporate tax rate from 35% to 21% effective as of January 1, 2018. Other changes affecting us include immediate deductions for certain new investments instead of deductions for bonus depreciation expense over time, modification of the deduction for performance based executive compensation and limiting the amount of FDIC insurance assessments that are deductible. We are continuing to evaluate the requirements of the TCJA and its impact on our effective tax rate as well as possible changes to our business practices to benefit from the TCJA. We currently estimate that our 2018 effective tax rate will range from 27% to 29%.

Stock Repurchase Program
Our Stock Repurchase Program was initially authorized by PacWest's Board of Directors on October 17, 2016, pursuant to which the Company could, until December 31, 2017, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. On November 15, 2017, PacWest's Board of Directors amended the Stock Repurchase Program to reduce the authorized purchase amount to $150 million and extend the maturity date to December 31, 2018. On February 14, 2018, PacWest's Board of Directors amended the Stock Repurchase Program to increase the authorized purchase amount to $350 million and extend the maturity date to February 28, 2019.
The common stock repurchases may be effected through open market purchases or in privately negotiated transactions and may utilize derivatives or similar instrument to effect share repurchase transactions (including, without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, floor transactions or other similar transactions or any combination of the foregoing transactions).
The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. During the fourth quarter of 2016, the Company repurchased 652,835 shares of common stock for a total amount of $27.9 million. During 2017, the Company repurchased 2,081,227 shares of common stock for a total amount of $99.7 million. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At December 31, 2017, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $112.5 million. After the amendment on February 14, 2018, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program is $350 million.
Sale/Leaseback Transaction
In the first quarter of 2017, the Company sold four properties with an aggregate book value of $9.7 million to a third party and simultaneously leased back the properties under one lease with an initial term of five years and three leases with initial terms of ten years. The aggregate purchase price was $12.1 million which resulted in a gain of $0.6 million recognized in the first quarter and a deferred gain of $1.8 million to be recognized over the respective terms of the leases.
Financing
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt, and equity. As a member of the FHLB, the Bank had secured financing capacity with the FHLB as of December 31, 2017 of $3.8 billion, collateralized by a blanket lien on $5.5 billion of certain qualifying loans. The Bank also had secured financing capacity with the FRBSF of $1.8 billion as of December 31, 2017 collateralized by liens on $2.3 billion of qualifying loans.
Information Technology Systems
We devote significant resources to maintain stable, reliable, efficient and scalable information technology systems. Where possible, we utilize third-party software systems that are hosted and supported by nationally recognized vendors.  We selectively employ proprietary software systems to support our specialty lending products.  We work with our third-party vendors to monitor and maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, automates numerous internal controls, improves customer experiences and reduces costs. Most customer records are maintained digitally. We also provide on-line, mobile, and telephone banking services to further improve the overall client experience. We are migrating in-house and outsourced systems for managing customer accounts to an alternative platform hosted by a new data processing vendor with the initial phase completed during the second quarter of 2016 and the additional phases scheduled to be completed during the second quarter of 2018.
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
 Protecting our systems to ensure the safety of our customers’ information is critical to our business. We use multiple layers of protection to control access, detect unusual activity, and reduce risk, including conducting a variety of audits and vulnerability and penetration tests on our platforms, systems and applications, and maintain comprehensive incident response plans to minimize potential risk to operations, and reduce the risk that cyber-attacks would be successful. To protect our business operations against disasters, we have a backup off-site core processing system and comprehensive recovery plans.
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
Competition is based on a number of factors, including interest rates charged on loans and leases and paid on deposits, the scope and type of banking and financial services offered, convenience of our branch locations, customer service, technological changes and regulatory constraints. Many of our competitors are large companies that have substantial capital, technological and marketing resources. Some of our competitors have substantial market positions and have access to a lower cost of capital or a less expensive source of funds. Because of economies of scale, our larger, nationwide competitors may offer loan pricing that is more attractive that what we may be able to offer.
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
Employees
As of January 31, 2018, we had 1,786 full time equivalent employees.
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
The federal regulatory agencies also have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under “-Capital Requirements,” we are required to maintain minimum ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to total risk‑weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends or repurchase our shares. See “Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters - Dividends” and Note 18. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

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

In connection with the decision regarding dividends and share repurchase programs, our Board will take into account general business conditions, our financial results, projected cash flows, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by the Bank to the Company and such other factors as deemed relevant. We can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise or to repurchase shares of our common stock. The declaration of dividends by the Company is subject to the discretion of our Board.
PacWest’s primary source of liquidity is the receipt of cash dividends from the Bank. Various statutes and regulations limit the availability of cash dividends from the Bank. Dividends paid by the Bank are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. Since the Bank had a retained deficit of $434.8 million at December 31, 2017, for the foreseeable future, any further cash dividends from the Bank to the Company will continue to require DBO and FDIC approval.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Holding Company Liquidity” and Note 18. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.
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

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non‑consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.
Implementation of the deductions and other adjustments to CET1 commenced on January 1, 2015 and was phased‑in beginning at 40% in 2015, 60% in 2016, and 80% for 2017 and 2018.
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
The Company has outstanding subordinated debentures issued to trusts, which, in turn, issued trust preferred securities. The carrying amount of subordinated debentures totaled $462.4 million at December 31, 2017. Under Basel III, none of the Company’s trust preferred securities are included in Tier 1 capital, however $448.8 million of such trust preferred securities was included in Tier 2 capital at December 31, 2017. We believe that, as of December 31, 2017, the Company and the Bank met all capital adequacy requirements under Basel III. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Capital” for further information on regulatory capital requirements, capital ratios, and deferred tax asset limits as of December 31, 2017 for the Company and the Bank.
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
Deposit Insurance
The Bank is a state‑chartered, “non‑member” bank regulated by the DBO and the FDIC. The Bank accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The applicable limit for FDIC insurance for most types of accounts is $250,000.
Under the FDIC's risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the Deposit Insurance Fund. The calculated assessment rate is applied to average consolidated assets less the average tangible equity of the insured depository institution during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases. In 2010, the FDIC adopted its Deposit Insurance Fund restoration plan to ensure that the fund reserve ratio reaches 1.35% of total deposits by September 30, 2020, and the FDIC's final rule with respect to this became effective July 1, 2016. Insured institutions with assets over $10 billion, such as the Bank, are responsible for funding the increase. For the year ended December 31, 2017, we incurred $15.2 million of FDIC assessment expense.

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
Consumer Regulation
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate, and civil money penalties. Failure to comply with consumer protection regulations may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
The CFPB has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The Bank is subject to direct oversight and examination by the CFPB. The CFPB has broad supervisory, examination, and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition, or results of operations.

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

Customer Information Privacy and Cybersecurity
The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal, non‑public customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with these requirements.
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. For a further discussion of risks related to cybersecurity, see "Item 1A. Risk Factors" included in this Form 10-K.
Privacy
The Gramm‑Leach‑Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of non-public personal information about consumers to non‑affiliated third parties. In general, the statutes require disclosures to consumers on policies and procedures regarding the disclosure of such non-public personal information and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank’s policies and procedures. We have implemented privacy policies addressing these restrictions that are distributed regularly to all existing and new customers of the Bank.
Regulation of Certain Subsidiaries
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
U.S. economic conditions affect our operating results. The United States economy has been in an eight-year expansion since the Great Recession ended in 2009. This current expansion has been longer than most U.S. expansionary periods in recent history. In the event of an economic recession our operating results could be adversely affected because we could experience higher loan and lease charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Various market conditions also affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans and leases. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which may adversely affect businesses’ ability to raise capital and/or service their debts.
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
Our employees are our most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees to assist in executing our growth, acquisition, and business strategies. We also seek to retain proven, experienced senior employees with superior talent, augmented from time to time by external hires, to provide continuity of succession of our executive management team. In addition, the Company’s Board oversees succession planning, including review of the succession plans for the Chief Executive Officer and other members of executive management. If for any reason we are unable to continue to attract or retain qualified employees, our performance, including our competitive position, could be materially and adversely affected.

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
Additionally, some of our loans and leases are secured by a lien on specified collateral of the borrower and we may not obtain or properly perfect our liens or the value of the collateral securing any particular loan may not protect us from suffering a partial or complete loss if the loan becomes nonperforming and we proceed to foreclose on or repossess the collateral. In such event, we could suffer loan losses, which could have a material adverse effect on our net earnings, allowance for loan and lease losses, financial condition, and results of operations.
Our allowance for credit losses may not be adequate to cover actual losses.
In accordance with U.S. GAAP, we maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance and a reserve for unfunded loan commitments, which, when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience and an evaluation of the risks inherent in the current portfolio. The amount of future losses is influenced by changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Our federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in our loan and lease portfolio, we cannot provide assurance that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
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

Real estate mortgage loans and real estate construction and land loans (which are predominantly commercial real estate loans) together comprised 56% of our total loans and leases held for investment at December 31, 2017 and our largest property type concentration was multi-family properties, totaling 27% of real estate mortgage loans. Other significant real estate mortgage loan property type concentrations were industrial properties at 15% and office properties at 14% of our real estate mortgage loans at December 31, 2017. In addition, 55% of our loans secured by real estate were in California at December 31, 2017. Commercial loans and leases comprised 42% of our total loans and leases held for investment at December 31, 2017. Significant commercial loan concentrations by loan type included asset-based loans at 18%, venture capital loans at 12%, cash flow loans at 8%, and equipment finance loans and leases at 4% of total loans and leases held for investment at December 31, 2017.
If any particular industry or market sector were to experience economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries may differ from what we expected, which could have a material adverse impact on our financial condition or results of operations.
We have a number of large credit relationships and individual commitments.
At December 31, 2017, we had ten credit relationships with aggregate commitments greater than $100 million. These ten relationships had commitments that totaled $1.9 billion and corresponding outstanding balances of $1.2 billion. These relationships represent loans to borrowers under common ownership and also loans aggregated due to a common institutional investor or private equity sponsor. The aggregated loans typically are not cross collateralized and each borrower's performance does not usually impact the collectability of the other loans in the aggregation.
At December 31, 2017, our ten largest individual loan commitments totaled $908.9 million and had corresponding outstanding balances that totaled $516.2 million. These ten largest individual commitments ranged from $75.0 million to $110.0 million. These commitments primarily are secured by commercial real estate with borrowers that are experienced operators with proven track records or are lender finance loans secured by portfolios of loan receivables originated by finance companies.
We are potentially vulnerable to significant loan losses in the event that the value of one of our larger borrower’s collateral rapidly declines or one of our larger borrowers becomes unable to repay its loans due to a decline in its business. A significant loss related to one of our large lending relationships or individual commitments could have a material adverse effect on our financial condition and results of operations.
A slowdown in venture capital investment levels may reduce the market for venture capital investment in our Square 1 Bank Division clients, which could adversely affect our business, results of operations, or financial condition.
Our Square 1 Bank Division's strategy is focused on providing banking products and credit to entrepreneurial businesses, including in particular early- and expansion-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, and corporate investors. We derive a meaningful share of deposits, including large deposits, from these companies and provide them with loans as well as other banking products and services. In many cases, our credit decisions are based on our analysis of the likelihood that our venture capital-backed client will receive additional rounds of equity capital from investors. If the amount of capital available to such companies decreases, we could suffer loan losses, which could have a material adverse effect on our net earnings, allowance for loan and lease losses, financial condition, and results of operations.

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
While an increase in interest rates may increase our loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the contractual interest and principal due to us. Following an increase in interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loans that mature and repay or that prepay before maturity with new originations, minimize increases on our deposit rates, and maintain an acceptable level and composition of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of noninterest-bearing deposits as customers may seek higher-yielding products when interest rates increase.
Accordingly, changes in levels of interest rates could materially and adversely affect our net interest spread, net interest margin, cost of deposits, asset quality, loan origination volume, average loan portfolio balance, liquidity, and overall profitability.
The value of our securities in our investment portfolio may decline in the future.
The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, implied credit spreads, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio or any given market segment or industry in which we are invested. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition, or results of operations.

Liquidity Risk
Liquidity Risk is the Potential Inability to Meet our Contractual and Contingent Financial Obligations, On- or Off-balance Sheet, as they Become Due.
We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, an inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the FRBSF. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and international credit markets.
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
The holding company, PacWest, is a legal entity separate and distinct from the Bank and our other subsidiaries. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the holding company, it is likely that we, in turn, would have to discontinue capital distributions in the form of dividends or share repurchases and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or subordinated debentures. Since the Bank had an accumulated deficit of $434.8 million at December 31, 2017, for the foreseeable future, any cash dividends from the Bank to the holding company will continue to require DBO and FDIC approval. The inability of the Bank to pay dividends to the holding company could have a material adverse effect on our business, including the market price of our common stock.

We may reduce or discontinue the payment of dividends on common stock.
Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debentures. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our stockholders. We cannot provide assurance that we will continue paying dividends on our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.
Capital Risk
We are subject to capital adequacy standards, and a failure to meet these standards could adversely affect our financial condition.
The Company and the Bank are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we and our subsidiaries may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
We are required by federal and state regulators to maintain adequate levels of capital. We may need to raise additional capital in the future to provide us with sufficient capital resources to meet regulatory requirements. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.
We cannot provide any assurance that access to such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counter-parties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. The inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition, or results of operations.

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
Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are undergoing continuous review and change frequently. The ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Also, participation in any future specific government stabilization programs may subject us to additional restrictions. There can be no assurance that laws, rules and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise materially and adversely affect our business or prospects for business. While there is proposed federal legislation that would scale back portions of the Dodd-Frank Act and the current administration in the United States may ultimately roll back or modify certain of the regulations adopted since the financial crisis, including those adopted under the Dodd-Frank Act, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, may negatively impact our business, at least in the short term, even if the long-term impact of any such changes are positive for our business.
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
Our financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing budgetary pressures, the enactment of new federal or state tax legislation or new interpretations of existing tax laws could occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting income tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on our financial condition, results of operations, and liquidity.
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
We and certain of our subsidiaries and certain of our and their directors and officers may be involved, from time to time, in reviews, investigations, litigation, and other proceedings pertaining to our business activities. If claims or legal actions, whether founded or unfounded, are not resolved in a favorable manner to us, they may result in significant financial liability. Although we establish accruals for legal matters when and as required by U.S. GAAP and certain expenses and liabilities in connection with such matters may be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our business, financial condition, results of operations, and reputation.
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

Risks Related to Risk Management
Our acquisitions may subject us to unknown risks.
As an active acquirer having successfully completed 29 acquisitions since 2000, certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from deterioration in the credit quality of the acquired loans; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such loss or increased costs.
Our ability to execute our strategic initiatives successfully will depend on a variety of factors. These factors likely will vary based on the nature of the initiative but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking's anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic initiatives may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation, regulatory relationships and growth prospects. In addition, if we determined that the value of an acquired business had decreased and that the related goodwill is impaired, an impairment of goodwill charge to earnings would be recognized. To the extent we issue capital stock in connection with future acquisitions, these transactions may be dilutive to book value and earnings per share and will dilute share ownership.
Failure to keep pace with technological change could adversely affect our business.
The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. To keep pace with technology and provide sufficient scalability for growth, we began our conversion to a new core processing system related to managing customer accounts during 2016 and the additional phases are scheduled to be completed during the second quarter of 2018. Many of our competitors, however, have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully implement core processing strategies could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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

 Many financial institutions, including the Company, have been subjected to attempts to infiltrate the security of their websites or other systems, some involving sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyber-attacks and other means. We have been targeted by individuals and groups using phishing campaigns, pretext calling, malicious code and viruses, and have experienced distributed denial-of-service attacks with the objective of disrupting on-line banking services and expect to be subject to such attacks in the future.
Despite efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate, detect or recognize threats to our systems or to implement effective preventive measures against all security breaches of these types inside or outside our business, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including individuals or groups who are associated with external service providers or who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as our web-based product offerings grow or we expand internal usage of web-based applications.
A successful penetration or circumvention of the security of our systems, the systems of another market participant, or a third-party provider of products and services could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss, loss of confidence in our security measures, customer dissatisfaction, increased insurance premiums, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
We rely on other companies to provide key components of our business infrastructure.
We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as data processing and storage, recording and monitoring transactions, on-line banking interfaces and services, Internet connections, telecommunications, and network access. Even though we have a vendor management program to help us carefully select and monitor the performance of third parties, we do not control their actions. The failure of a third-party to perform in accordance with the contracted arrangements under service level agreements as a result of changes in the third party’s organizational structure, financial condition, support for existing products and services, strategic focus, system interruption or breaches, or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business, financial condition and results of operations. Replacing these third parties could also create significant delays and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.
Our controls and procedures may fail or be circumvented.
We regularly review and update our internal controls, disclosure controls and procedures, compliance monitoring activities and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, reputation and financial condition. In addition, if we identify material weaknesses or significant deficiencies in our internal control over financial reporting or are required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures. We could lose investor confidence in the accuracy and completeness of our financial reports and potentially subject us to litigation. Any material weaknesses or significant deficiencies in our internal control over financial reporting or restatement of our financial statements could have a material adverse effect on our business, results of operations, reputation, and financial condition.

Severe weather, natural disasters, acts of war or terrorism or other adverse external events could harm the Company's business.
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. The nature and level of severe weather and/or natural disasters cannot be predicted and may be exacerbated by global climate change. Severe weather and natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California, in which a substantial portion of our business and a substantial portion of our loan collateral is located, is susceptible to severe weather and natural disasters such as earthquakes, floods, droughts and wildfires. Additionally, the United States remains a target for potential acts of war or terrorism. Such severe weather, natural disasters, acts of war or terrorism or other adverse external events could negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.
Risk from Accounting Estimates
Our decisions regarding the fair value of assets acquired could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
To comply with U.S. GAAP, management must exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. Management makes various estimates and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. If the actual performance of the acquired loans and/or the value of the collateral differs materially from management's estimates, any resulting losses or increased credit loss provisions could have a negative effect on our business, financial condition, or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 31, 2018, we had a total of 155 properties consisting of 77 full-service branch offices and 78 other offices. We own four locations and the remaining properties are leased. Our properties are located throughout the United States, however, approximately 76% are located in California. We lease our principal office, which is located at 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212.
For additional information regarding properties of the Company and Pacific Western, see Note 8. Premises and Equipment, Net of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
ITEM 3. LEGAL PROCEEDINGS
See Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." That information is incorporated into this item by reference.
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
Marketplace Designation, Sales Price Information and Holders
Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol “PACW.” The following table summarizes the high and low sale prices for each quarterly period during the last two years for our common stock, as quoted and reported by The Nasdaq Stock Market, or Nasdaq:

			Dividends
			Declared
	Stock Sales Prices		During
	High	Low	Quarter
2016
First quarter	$43.45	$29.05	$0.50
Second quarter	$42.14	$35.56	$0.50
Third quarter	$43.86	$36.89	$0.50
Fourth quarter	$56.07	$41.10	$0.50

2017
First quarter	$57.53	$49.21	$0.50
Second quarter	$53.57	$45.09	$0.50
Third quarter	$51.56	$43.08	$0.50
Fourth quarter	$50.83	$43.61	$0.50
As of February 13, 2018, the closing price of our common stock on Nasdaq was $52.30 per share. As of that date, based on the records of our transfer agent, there were approximately 1,810 record holders of our common stock.
Dividends
The table above shows the dividends we declared and paid during the two most recent fiscal years. For a discussion of dividend restrictions on the Company's common stock, or of dividends from the Company's subsidiaries to the Company, see “Item 1. Business - Supervision and Regulation - Dividends and Share Repurchases” and Note 18. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2017, regarding securities issued and to be issued under our equity compensation plans in effect during fiscal year 2017:

		Number of Securities		Number of Securities
		to be Issued	Weighted Average	Remaining Available
		Upon Exercise of	Exercise Price of	for Future Issuance Under
		Outstanding	Outstanding	Equity Compensation Plans
		Options, Warrants	Options, Warrants	(Excluding Securities
		and Rights	and Rights	Reflected in Column (a))
Plan Category	Plan Name	(a)	(b)	(c)
Equity compensation plans	PacWest Bancorp 2017
approved by security holders	Stock Incentive Plan (1)	— (2)	$—	3,638,497 (3)
PacWest Bancorp 2003
	Stock Incentive Plan (1)	— (4)	—	— (5)
Equity compensation plans
not approved by security holders	None	—	—	—
Total		—	$—	3,638,497
__________________________________

(1)
The PacWest Bancorp 2017 Stock Incentive Plan (the “2017 Incentive Plan”) was approved by our stockholders at our May 15, 2017 Stockholders Meeting. The authorized number of shares available for issuance under the 2017 Incentive Plan was 4,000,000 shares. Upon approval of the 2017 Incentive Plan by our stockholders, the PacWest 2003 Stock Incentive Plan (the "2003 Incentive Plan") was frozen and no new awards will be granted under the 2003 Incentive Plan.

(2)	Amount does not include 348,842 shares of unvested time-based restricted stock outstanding under the 2017 Incentive Plan with a zero exercise price as of December 31, 2017.

(3)	The 2017 Incentive Plan permits these remaining shares to be issued in the form of options, restricted stock, or stock appreciation rights.
(4) Amount does not include 1,087,278 shares of unvested time-based restricted stock outstanding under the 2003 Incentive Plan with a zero exercise price as of December 31, 2017.
(5) The 2003 Incentive Plan was frozen on May 15, 2017 and no new awards will be granted under the 2003 Incentive Plan. However, the 2016 and 2017 PRSU awards were granted from the 2003 Incentive Plan and at the end of their three-year performance periods, if performance is achieved and awards are earned, they will be issued from the 2003 Incentive Plan. The number of shares to be issued, if any, is unknown at this time.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Repurchases of Common Stock
The following table presents stock repurchases we made during the fourth quarter of 2017:

			Total Number of	Maximum Dollar
		Average	Shares Purchased	Value of Shares That
	Total Number of	Price Paid	as Part of Publicly	May Yet Be Purchased
Purchase Dates	Shares Purchased (1)	Per Share	Announced Program (2)	Under the Program (2)
				(In thousands)
October 1 – October 31, 2017	542,721	$48.44	534,221	$336,197
November 1 – November 30, 2017	814,335	$46.17	787,703	$150,000
December 1 – December 31, 2017	759,303	$49.35	759,303	$112,529
Total	2,116,359	$47.89	2,081,227
___________________________________

(1)
Includes shares repurchased pursuant to net settlement by employees and directors in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards, and shares repurchased pursuant to the Company's publicly announced Stock Repurchase Program.

(2)
The Stock Repurchase Program was initially authorized by PacWest's Board of Directors on October 17, 2016, pursuant to which the Company could, until December 31, 2017, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. On November 15, 2017 PacWest's Board of Directors amended the Stock Repurchase Program to reduce the authorized purchase amount to $150 million and extend the maturity date to December 31, 2018. On February 14, 2018, PacWest's Board of Directors amended the Stock Repurchase Program to increase the authorized purchase amount to $350 million and extend the maturity date to February 28, 2019. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

Five‑Year Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2017, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the “NASDAQ Composite Index”), and (2) the Total Return Index for KBW NASDAQ Regional Bank Stocks (the “KBW Regional Banking Index”). This comparison assumes $100 was invested on December 31, 2012, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company's total cumulative gain was 148.4% over the five year period ending December 31, 2017 compared to gains of 142.3% and 131.8% for the NASDAQ Composite Index and KBW Regional Banking Index.
___________________________________
* $100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2012	2013	2014	2015	2016	2017
PacWest Bancorp	$100.00	$176.01	$195.22	$193.37	$257.37	$248.43
NASDAQ Composite Index	100.00	141.63	162.09	173.33	187.19	242.29
KBW Regional Banking Index	100.00	135.82	153.86	154.21	190.20	231.76

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain of our financial and statistical information for each of the years in the five‑year period ended December 31, 2017. The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements as of December 31, 2017 and 2016, and for each of the years in the three‑year period ended December 31, 2017 and the related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” Our acquisitions may materially affect the comparability of the information reflected in the selected financial data presented in Item 6. Further information regarding our acquisitions can be found in Note 3. Acquisitions to our consolidated financial statements.

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts and percentages)
Results of Operations (1):
Interest income	$1,052,516	$1,015,912	$883,938	$704,775	$309,914
Interest expense	(72,945)	(54,621)	(60,592)	(42,398)	(12,201)
Net interest income	979,571	961,291	823,346	662,377	297,713
(Provision) negative provision for credit losses	(57,752)	(65,729)	(45,481)	(11,499)	4,210
(Loss) gain on securities	(541)	9,485	3,744	4,841	5,359
FDIC loss sharing expense, net	—	(8,917)	(18,246)	(31,730)	(26,172)
Other noninterest income	129,114	111,907	98,812	69,076	25,057
Total noninterest income	128,573	112,475	84,310	42,187	4,244
Foreclosed assets (expense) income, net	(1,702)	(1,881)	668	(5,401)	1,503
Acquisition, integration and reorganization costs	(19,735)	(200)	(21,247)	(101,016)	(40,812)
Other noninterest expense	(474,224)	(448,020)	(361,460)	(299,175)	(188,856)
Total noninterest expense	(495,661)	(450,101)	(382,039)	(405,592)	(228,165)
Earnings from continuing operations before
income tax expense	554,731	557,936	480,136	287,473	78,002
Income tax expense	(196,913)	(205,770)	(180,517)	(117,005)	(32,525)
Net earnings from continuing operations	357,818	352,166	299,619	170,468	45,477
Loss from discontinued operations before
income tax benefit	—	—	—	(2,677)	(620)
Income tax benefit	—	—	—	1,114	258
Net loss from discontinued operations	—	—	—	(1,563)	(362)
Net earnings	$357,818	$352,166	$299,619	$168,905	$45,115

Per Common Share Data:
Basic and diluted earnings per share (EPS):
Net earnings from continuing operations	$2.91	$2.90	$2.79	$1.94	$1.09
Net earnings	$2.91	$2.90	$2.79	$1.92	$1.08
Dividends declared during year	$2.00	$2.00	$2.00	$1.25	$1.00
Book value per share (2)(3)	$38.65	$36.93	$36.22	$34.03	$17.65
Tangible book value per share (2)(3)	$18.24	$18.71	$17.86	$17.17	$12.72
Shares outstanding at year-end (3)	128,783	121,284	121,414	103,022	45,823
Average shares outstanding for basic and diluted EPS	121,613	120,239	106,327	86,853	40,823

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$24,994,876	$21,869,767	$21,288,490	$16,234,605	$6,533,168
Cash and cash equivalents	398,437	419,670	396,486	313,226	147,422
Investment securities	3,795,221	3,245,700	3,579,147	1,607,786	1,522,684
Non-PCI loans and leases	16,974,171	15,412,092	14,339,070	11,613,832	3,930,539
Allowance for credit losses, Non-PCI loans and leases	161,647	161,278	122,268	76,767	67,816
PCI loans	58,050	108,445	189,095	290,852	382,796
Goodwill	2,548,670	2,173,949	2,176,291	1,720,479	208,743
Core deposit and customer relationship intangibles	79,626	36,366	53,220	17,204	17,248
Deposits	18,865,536	15,870,611	15,666,182	11,755,128	5,280,987
Borrowings	467,342	905,812	621,914	383,402	113,726
Subordinated debentures	462,437	440,744	436,000	433,583	132,645
Stockholders’ equity	4,977,598	4,479,055	4,397,691	3,506,230	808,898

Performance Ratios:
Return on average assets	1.58%	1.66%	1.70%	1.27%	0.74%
Return on average equity	7.71%	7.85%	7.99%	6.11%	6.28%
Return on average tangible equity (2)	15.15%	15.52%	15.76%	11.88%	8.25%
Net interest margin	5.10%	5.40%	5.60%	6.01%	5.48%
Efficiency ratio	40.8%	39.8%	38.5%	41.6%	60.7%
Stockholders’ equity to total assets ratio (2)	19.9%	20.5%	20.7%	21.6%	12.4%
Tangible common equity ratio (2)	10.5%	11.5%	11.4%	12.2%	9.2%
Average equity to average assets	20.5%	21.2%	21.3%	20.7%	11.8%
Dividend payout ratio	69.1%	69.1%	71.8%	67.7%	90.9%

Capital Ratios (consolidated):
Tier 1 leverage ratio	10.66%	11.91%	11.67%	12.34%	11.22%
Tier 1 capital ratio	10.91%	12.31%	12.60%	13.16%	15.12%
Total capital ratio	13.75%	15.56%	15.65%	16.07%	16.38%

Non-PCI Credit Quality Metrics:
Non-PCI nonaccrual loans and leases	$155,784	$170,599	$129,019	$83,621	$46,774
Non-PCI accruing loan past due 90 days or more	—	—	700	—	—
Foreclosed assets	1,329	12,976	22,120	43,721	55,891
Total nonperforming assets	157,113	183,575	151,839	127,342	102,665
Non-PCI nonaccrual loans and leases to Non-PCI
loans and leases	0.92%	1.11%	0.90%	0.72%	1.19%
Nonperforming assets to Non-PCI loans and leases
and foreclosed assets	0.93%	1.19%	1.06%	1.09%	2.58%
Allowance for credit losses to Non-PCI loans and leases	0.95%	1.05%	0.85%	0.66%	1.73%
Allowance for credit losses to Non-PCI nonaccrual
loans and leases	103.8%	94.5%	94.8%	91.8%	145.0%
Net charge-offs to average Non-PCI loans and leases	0.40%	0.15%	0.06%	0.02%	0.12%
________________________________

(1)
Operating results of acquired companies are included from the respective acquisition dates. See Note 3. Acquisitions of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

(2)	For information regarding this calculation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Non‑GAAP Measurements.”

(3)	Includes 1,436,120 shares, 1,476,132 shares, 1,211,951 shares, 1,108,505 shares, and 1,216,524 shares of unvested restricted stock outstanding at December 31, 2017, 2016, 2015, 2014, and 2013.

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
We are focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of deposit products and services through 76 full-service branches located throughout the state of California, one branch in Durham, North Carolina, and loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank divisions. Our CapitalSource Division provides asset-based, real estate, equipment and cash flow loans and treasury management services to established middle market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
At December 31, 2017, we had total assets of $25.0 billion, including $17.5 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale, compared to $21.9 billion of total assets, including $15.5 billion of loans and leases, net of deferred fees, and $3.2 billion of securities available-for-sale at December 31, 2016. The $3.1 billion increase in total assets during 2017 was due primarily to a $2.0 billion increase in loans and leases, driven mainly by the CUB acquisition on October 20, 2017, a $550.6 million increase in securities available-for-sale, due mainly to net purchases, and a $374.7 million increase in goodwill resulting from the CUB acquisition.
At December 31, 2017, we had total liabilities of $20.0 billion, including total deposits of $18.9 billion and borrowings of $467.3 million compared to $17.4 billion of total liabilities, including total deposits of $15.9 billion and borrowings of $905.8 million at December 31, 2016. The $2.6 billion increase in total liabilities during 2017 was due primarily to a $3.4 billion increase in lower-cost core deposits attributable mainly to the CUB acquisition, offset by a $438.5 million decrease in borrowings, primarily overnight FHLB advances, a $311.3 million decrease in non-core non-maturity deposits, and a $107.0 million decrease in higher-cost time deposits. At December 31, 2017, core deposits totaled $15.9 billion, or 85% of total deposits, and time deposits totaled $2.1 billion, or 11% of total deposits.
At December 31, 2017, we had total stockholders' equity of $5.0 billion compared to $4.5 billion at December 31, 2016. During 2017, stockholders’ equity increased $498.5 million, due mainly to the issuance of $446.2 million in common stock in connection with the CUB acquisition and $357.8 million in net earnings, offset by $247.4 million in dividends paid. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 10.91% and 13.75% at December 31, 2017.
Recent Events
CU Bancorp Acquisition
On October 20, 2017, PacWest completed the acquisition of CUB in a transaction valued at $670.6 million. As part of the acquisition, CU Bank, a wholly-owned subsidiary of CUB, was merged with and into PacWest's wholly-owned banking subsidiary, Pacific Western Bank.
CU Bank was a commercial bank headquartered in Los Angeles, California with nine branches located in Los Angeles, Orange, Ventura, and San Bernardino counties. We completed the acquisition to, among other things, enhance our Southern California community bank franchise by adding a $2.1 billion loan portfolio and $2.7 billion of core deposits.

We recorded the acquired assets and liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date and increased total assets by $3.5 billion. The application of the acquisition method of accounting resulted in goodwill of $374.7 million. For further information, see Note 3. Acquisitions of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Loan Sales and Loans Held for Sale
Fourth Quarter 2017
In the fourth quarter of 2017, we agreed to sell $1.5 billion of cash flow loans (of which $481.1 million were held for sale at December 31, 2017 and were subsequently sold in the first quarter of 2018) (the "Cash Flow Loan Sale"). Of the $1.5 billion in loans sold, none were on nonaccrual and $4.7 million were classified, and we also exited our CapitalSource Division origination operations related to general, technology, and healthcare cash flow loans. These actions were taken to lower the Company's credit risk profile and improve its funding mix. As of December 31, 2017, $1.0 billion of the loans sold had settled, while $481.1 million were classified as held for sale. The loans held for sale at December 31, 2017 settled in the first quarter of 2018. As a result of the Cash Flow Loan Sale, our cash flow portfolio held for investment decreased from $2.7 billion at September 30, 2017 to $1.3 billion at December 31, 2017.
In connection with the Cash Flow Loan Sale, we recognized $2.2 million in charge-offs during the fourth quarter of 2017 to record the loans at the lower of cost or fair value.
Second Quarter 2017
In the second quarter of 2017, we sold $46.0 million of loans consisting primarily of loans from our healthcare portfolios. Additionally, we entered into two agreements to sell loans with balances totaling $175.2 million and the associated unfunded commitments of $19.3 million, primarily from our healthcare portfolios. The $175.2 million of loans were reported as held for sale at June 30, 2017 and the sales were completed in July 2017. As a result of the second quarter loan sales and transfers to loans held for sale, our healthcare cash flow portfolio held for investment decreased from $740.6 million at March 31, 2017 to $514.7 million at June 30, 2017, which included two non-pass rated credits of $26.1 million.
In connection with the transfer of loans to held for sale, we recognized $7.2 million in charge-offs to record the loans at the lower of cost or fair value. Additionally, our nonaccrual loans held for investment decreased by $5.3 million and our classified loans held for investment decreased by $44.8 million as a result of the loans transferred to held for sale.
Federal Tax Reform
The TCJA was signed into law on December 22, 2017 and represents the first major overhaul of the United States federal income tax system in more than 30 years. The TCJA reduces the federal corporate tax rate from 35% to 21% effective as of January 1, 2018. Other changes affecting us include immediate deductions for certain new investments instead of deductions for bonus depreciation expense over time, modification of the deduction for performance based executive compensation and limiting the amount of FDIC insurance assessments that are deductible. We are continuing to evaluate the requirements of the TCJA and its impact on our effective tax rate as well as possible changes to our business practices to benefit from the TCJA. We currently estimate that our 2018 effective tax rate will range from 27% to 29%.
Stock Repurchase Program
Our Stock Repurchase Program was initially authorized by PacWest's Board of Directors on October 17, 2016, pursuant to which the Company could, until December 31, 2017, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. On November 15, 2017, PacWest's Board of Directors amended the Stock Repurchase Program to reduce the authorized purchase amount to $150 million and extend the maturity date to December 31, 2018. On February 14, 2018, PacWest's Board of Directors amended the Stock Repurchase Program to increase the authorized purchase amount to $350 million and extend the maturity date to February 28, 2019.

The common stock repurchases may be effected through open market purchases or in privately negotiated transactions and may utilize derivatives or similar instrument to effect share repurchase transactions (including, without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, floor transactions or other similar transactions or any combination of the foregoing transactions).
The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. During the fourth quarter of 2016, the Company repurchased 652,835 shares of common stock for a total amount of $27.9 million. During 2017, the Company repurchased 2,081,227 shares of common stock for a total amount of $99.7 million. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At December 31, 2017, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $112.5 million. After the amendment on February 14, 2018, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program is $350 million.
Sale/Leaseback Transaction
In the first quarter of 2017, the Company sold four properties with an aggregate book value of $9.7 million to a third party and simultaneously leased back the properties under one lease with an initial term of five years and three leases with initial terms of ten years. The aggregate purchase price was $12.1 million which resulted in a gain of $0.6 million recognized in the first quarter and a deferred gain of $1.8 million to be recognized over the respective terms of the leases.
Key Performance Indicators
Among other factors, our operating results generally depend on the following key performance indicators:
The Level of Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income (annualized if related to a quarterly period) expressed as a percentage of average interest‑earning assets. Tax equivalent net interest income is net interest income increased by an adjustment for tax-exempt interest on certain loans and municipal securities based on a 35% federal statutory tax rate. As a result of the TCJA, the tax equivalent adjustment will be based on a 21% federal statutory tax rate for 2018 and thereafter. Tax equivalent net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets.
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
Loan and Lease Growth
We actively seek new lending opportunities under an array of commercial real estate loans and C&I lending products. Our targeted collateral for our real estate loan offerings includes multi-family properties, office properties, industrial properties, healthcare properties, hospitality properties, and retail properties. Our C&I loan products include equipment-secured loans and leases, asset-secured loans, loans to finance companies, cash flow loans primarily to security monitoring companies, and venture capital-backed loans to entrepreneurial companies to support the various stages of their operations. Our loan origination process emphasizes credit quality. We foster lending relationships with borrowers that have proven loan repayment performance. Our commitment sizes vary by loan product and have ranged up to $110 million for certain asset-based lending arrangements and select real estate loans. We price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.

The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans and leases, and we measure our success by the levels of our classified and nonperforming assets and net charge‑offs. We maintain an allowance for credit losses on loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off‑balance sheet credit exposure. Loans and leases which are deemed uncollectable are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio is based on our allowance methodology which considers various credit performance measures such as historical and current net charge‑offs, the levels and trends of classified loans and leases, the migration of loans and leases into various risk classifications, and the overall level of outstanding loans and leases. For originated and acquired non‑impaired loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination date or after the acquisition date, respectively. For PCI loans, a provision for credit losses may be recorded to reflect decreases in expected cash flows on such loans compared to those previously estimated.
We regularly review our loans and leases to determine whether there has been any deterioration in credit quality resulting from borrower operations or changes in collateral value or other factors which may affect collectability of our loans and leases. Changes in economic conditions, such as the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values, changes in commodity prices, and adverse conditions in borrowers’ businesses, could negatively impact our borrowers and cause us to adversely classify loans and leases. An increase in classified loans and leases generally results in increased provisions for credit losses and an increased allowance for credit losses. Any deterioration in the commercial real estate market may lead to increased provisions for credit losses because our loans are concentrated in commercial real estate loans.
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
The following table presents the calculation of our efficiency ratio for the years indicated:

		Year Ended December 31,
Efficiency Ratio		2017	2016	2015
		(Dollars in thousands)
Noninterest expense		$495,661	$450,101	$382,039
Less:	Intangible asset amortization	14,240	16,517	9,410
	Foreclosed assets expense (income), net	1,702	1,881	(668)
	Acquisition, integration and reorganization costs	19,735	200	21,247
Noninterest expense used for efficiency ratio		$459,984	$431,503	$352,050

Net interest income (tax equivalent)		$999,362	$980,811	$834,814
Noninterest income		128,573	112,475	84,310
Net revenues		1,127,935	1,093,286	919,124
Less:	(Loss) gain on sale of securities	(541)	9,485	3,744
Net revenues used for efficiency ratio		$1,128,476	$1,083,801	$915,380

Efficiency ratio(1)		40.8%	39.8%	38.5%
_______________________________________

(1)	Noninterest expense used for efficiency ratio divided by net revenues used for efficiency ratio.

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
Our significant accounting policies and practices are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." We have identified several policies as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses on Non-PCI loans and leases held for investment, accounting for business combinations, and the realization of deferred income tax assets and liabilities.
Allowance for Credit Losses on Non-PCI Loans and Leases Held for Investment
The allowance for credit losses on Non-PCI loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The following discussion is for Non-PCI loans and leases and the related allowance for credit losses. Refer to "—Allowance for Loan Losses on PCI Loans Held for Investment" for the policy on PCI loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
The allowance for credit losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon our review of the credit quality of the loan and lease portfolio, which includes loan and lease payment trends, borrowers' compliance with loan agreements, borrowers' current and budgeted financial performance, collateral valuation trends, and current economic factors and external conditions that may affect our borrowers' ability to make payments to us in accordance with their contractual loan agreements. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.
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

Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors which are applied to the population of unimpaired loans and leases to estimate our general reserves. The quantitative loss factors are the average charge-offs experienced over a prescribed historical look-back period on loans and leases pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors.
The qualitative criteria we consider when establishing the loss factors include the following:

•	current economic trends and forecasts;

•	current collateral values, performance trends, and overall outlook in the markets where we lend;

•	legal and regulatory matters that could impact our borrowers’ ability to repay our loans and leases;

•	loan and lease portfolio composition and any loan concentrations;

•	current lending policies and the effects of any new policies or policy amendments;

•	loan and lease production volume and mix;

•	loan and lease portfolio credit performance trends;

•	results of our independent credit review; and

•	changes in management related to credit administration functions.
We estimate the reserve for unfunded commitments using the same loss factors as used for the allowance for loan and lease losses. The reserve for unfunded commitments is computed using expected future usage of the unfunded commitments based on historical usage of unfunded commitments for the various loan types.
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

In addition, we may refer to the loans and leases with assigned credit risk ratings of "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 6. Loans and Leases of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
Management believes the allowance for credit losses is appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio and the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience, for example, increased levels of borrower loan defaults, borrowers’ noncompliance with our loan agreements, adverse changes in collateral values, or changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the established allowance will be sufficient to absorb future losses.

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
Deferred Income Tax Assets and Liabilities
Our deferred income tax assets and liabilities arise from differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We determine whether a deferred tax asset is realizable based on facts and circumstances, including our current and projected future tax position, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets may no longer be considered more likely than not and, accordingly, we could be required to record a valuation allowance on our deferred tax assets by charging earnings.

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

		Year Ended December 31,
Return on Average Tangible Equity		2017	2016	2015
		(Dollars in thousands)
Net earnings		$357,818	$352,166	$299,619

Average stockholders' equity		$4,641,495	$4,488,862	$3,751,995
Less:	Average intangible assets	2,279,010	2,219,756	1,850,988
Average tangible common equity		$2,362,485	$2,269,106	$1,901,007

Return on average equity (1)		7.71%	7.85%	7.99%
Return on average tangible equity (2)		15.15%	15.52%	15.76%
_____________________________

(1)	Net earnings divided by average stockholders' equity.

(2)	Net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	December 31,
Tangible Book Value Per Share	2017	2016	2015
	(Dollars in thousands, except per share data)
Stockholders’ equity	$4,977,598	$4,479,055	$4,397,691
Less: Intangible assets	2,628,296	2,210,315	2,229,511
Tangible common equity	$2,349,302	$2,268,740	$2,168,180

Total assets	$24,994,876	$21,869,767	$21,288,490
Less: Intangible assets	2,628,296	2,210,315	2,229,511
Tangible assets	$22,366,580	$19,659,452	$19,058,979

Equity to assets ratio	19.91%	20.48%	20.66%
Tangible common equity ratio (1)	10.50%	11.54%	11.38%
Book value per share	$38.65	$36.93	$36.22
Tangible book value per share (2)	$18.24	$18.71	$17.86
Shares outstanding	128,782,878	121,283,669	121,413,727
_______________________________________

(1)	Tangible common equity divided by tangible assets.

(2)	Tangible common equity divided by shares outstanding.

Results of Operations
Acquisitions Impact Earnings Performance
The comparability of financial information is affected by our acquisitions. During the three years ended December 31, 2017, we completed the acquisitions of CU Bancorp on October 20, 2017 and Square 1 on October 6, 2015. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates.
Earnings Performance
2017 Compared to 2016
Net earnings for the year ended December 31, 2017 were $357.8 million, or $2.91 per diluted share, compared to net earnings for the year ended December 31, 2016 of $352.2 million, or $2.90 per diluted share. The $5.7 million increase in net earnings was due to higher net interest income of $18.3 million, higher noninterest income of $16.1 million, a lower provision for credit losses of $8.0 million, and lower income tax expense of $8.9 million, offset by higher noninterest expense of $45.6 million. The increase in net interest income was attributable to higher average interest-earning asset balances, offset by lower discount accretion on acquired loans, lower yields on average loans and leases, and higher interest expense. The increase in noninterest income was due mainly to higher leased equipment income, higher gain on sale of loans and leases, lower FDIC loss sharing expense and higher other income, partially offset by lower gains on the sale of securities. The lower provision for credit losses was primarily due to a decrease in loans and leases held for investment at December 31, 2017 as compared to December 31, 2016, when the loans and leases acquired from CUB are excluded as they are not subject to the allowance for credit losses. The increase in noninterest expense is primarily due to a $19.5 million increase in acquisition, integration and reorganization expense related to the CUB acquisition and incremental operating expenses of approximately $10 million for CUB's operations post-acquisition, primarily compensation expense.
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

The following table summarizes the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis for the years indicated:

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS:
Non-PCI loans and leases	$15,886,397	$938,464	5.91%	$14,487,467	$872,389	6.02%	$12,368,432	$787,185	6.36%
PCI loans	67,629	14,736	21.79%	134,101	51,905	38.71%	212,630	31,909	15.01%
Total loans and leases (1)	15,954,026	953,200	5.97%	14,621,568	924,294	6.32%	12,581,062	819,094	6.51%
Investment securities(2)	3,504,808	117,564	3.35%	3,344,920	110,077	3.29%	2,150,408	75,836	3.53%
Deposits in financial institutions	137,228	1,543	1.12%	206,404	1,061	0.51%	182,804	476	0.26%
Total interest‑earning assets (2)	19,596,062	1,072,307	5.47%	18,172,892	1,035,432	5.70%	14,914,274	895,406	6.00%
Other assets	3,038,673			3,002,178			2,664,570
Total assets	$22,634,735			$21,175,070			$17,578,844

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$1,928,249	8,715	0.45%	$1,141,476	2,439	0.21%	$786,702	1,041	0.13%
Money market deposits	5,027,453	22,924	0.46%	4,357,921	12,276	0.28%	2,473,556	4,794	0.19%
Savings deposits	707,301	1,162	0.16%	758,973	1,528	0.20%	747,688	2,020	0.27%
Time deposits	2,247,168	12,893	0.57%	2,996,953	15,269	0.51%	5,128,028	33,648	0.66%
Total interest‑bearing deposits	9,910,171	45,694	0.46%	9,255,323	31,512	0.34%	9,135,974	41,503	0.45%
Borrowings	388,896	3,638	0.94%	471,578	2,259	0.48%	194,468	554	0.28%
Subordinated debentures	447,684	23,613	5.27%	439,130	20,850	4.75%	433,752	18,535	4.27%
Total interest‑bearing liabilities	10,746,751	72,945	0.68%	10,166,031	54,621	0.54%	9,764,194	60,592	0.62%
Noninterest‑bearing demand
deposits	7,076,445			6,370,452			3,916,702
Other liabilities	170,044			149,725			145,953
Total liabilities	17,993,240			16,686,208			13,826,849
Stockholders’ equity	4,641,495			4,488,862			3,751,995
Total liabilities and
stockholders' equity	$22,634,735			$21,175,070			$17,578,844
Net interest income
(tax equivalent) (2)		$999,362			$980,811			$834,814
Net interest rate spread			4.79%			5.16%			5.38%
Net interest margin			5.10%			5.40%			5.60%

Total deposits (3)	$16,986,616	$45,694	0.27%	$15,625,775	$31,512	0.20%	$13,052,676	$41,503	0.32%
Funding sources (4)	$17,823,196	$72,945	0.41%	$16,536,483	$54,621	0.33%	$13,680,896	$60,592	0.44%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)
Includes tax-equivalent adjustments of $19.4 million, $19.5 million, and $11.5 million for 2017, 2016 and 2015, respectively, related to tax-exempt interest on municipal securities. The federal statutory rate utilized was 35% for all years.

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

Net interest income is affected by changes in both interest rates and the amounts of average interest‑earning assets and interest‑bearing liabilities. The changes in the amounts of average interest‑earning assets and interest‑bearing liabilities are referred to as changes in “volume.” The changes in the yields earned on average interest‑earning assets and rates paid on average interest‑bearing liabilities are referred to as changes in “rate.” The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year’s rate. The change in interest income/expense attributable to rate reflects the change in rate multiplied by the prior year’s volume. The change in interest income/expense not attributable specifically to either volume or rate is allocated ratably between the two categories.
The following table presents changes in interest income/expense and related changes in volume and rate for the years indicated:

	2017 Compared to 2016			2016 Compared to 2015
	Total	Increase (Decrease)		Total	Increase (Decrease)
	Increase	Due to		Increase	Due to
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In thousands)
Interest Income:
Loans and leases (tax equivalent) (1)	$28,906	$81,346	$(52,440)	$105,200	$129,575	$(24,375)
Investment securities (tax equivalent)	7,487	5,334	2,153	34,241	39,612	(5,371)
Deposits in financial institutions	482	(449)	931	585	68	517
Total interest income	36,875	86,231	(49,356)	140,026	169,255	(29,229)

Interest Expense:
Interest checking deposits	6,276	2,397	3,879	1,398	592	806
Money market deposits	10,648	2,118	8,530	7,482	4,690	2,792
Savings deposits	(366)	(99)	(267)	(492)	30	(522)
Time deposits	(2,376)	(4,141)	1,765	(18,379)	(11,951)	(6,428)
Total interest-bearing deposits	14,182	275	13,907	(9,991)	(6,639)	(3,352)
Borrowings	1,379	(455)	1,834	1,705	1,153	552
Subordinated debentures	2,763	413	2,350	2,315	232	2,083
Total interest expense	18,324	233	18,091	(5,971)	(5,254)	(717)

Net interest income (tax equivalent)	$18,551	$85,998	$(67,447)	$145,997	$174,509	$(28,512)
_____________________

(1)	Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.
2017 Compared to 2016
Net interest income increased by $18.3 million to $979.6 million for the year ended December 31, 2017 compared to $961.3 million for 2016 due mainly to higher average interest-earning asset balances, offset partially by lower discount accretion on acquired loans, lower yields on average loans and leases, and higher interest expense. The loan and lease yield for the year ended December 31, 2017 was 5.97% compared to 6.32% for 2016. The decrease in the loan and lease yield was due mainly to the lower discount accretion on acquired loans and yields on new production being lower than the average portfolio yield. Total discount accretion on acquired loans was $26.1 million for the year ended December 31, 2017 (16 basis points on the loan and lease yield) compared to $79.5 million for 2016 (55 basis points on the loan and lease yield).
The tax equivalent NIM for the year ended December 31, 2017 was 5.10% compared to 5.40% for 2016. The decrease in the tax equivalent NIM was due mostly to lower discount accretion on acquired loans as described above. Total discount accretion on acquired loans contributed 14 basis points to the NIM for the year ended December 31, 2017 compared to 43 basis points for 2016. The adjustment to record tax-exempt interest income on municipal securities on a tax equivalent basis contributed ten basis points to the tax equivalent NIM for the year ended December 31, 2017 and 11 basis points for 2016.
The cost of average total deposits increased to 0.27% for the year ended December 31, 2017 from 0.20% for 2016 primarily as a result of the general increase in deposit rates during 2017 as a result of the Federal Reserve's increases to federal funds rates.

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
The tax equivalent NIM for the year ended December 31, 2016 was 5.40% compared to 5.60% for 2015. The decrease in the tax equivalent NIM was due mostly to the decrease in the loan and lease yield as described above and loans and leases comprising a lower percentage of average interest-earning assets. Total discount accretion on acquired loans contributed 43 basis points to the NIM for the year ended December 31, 2016 compared to 60 basis points for 2015. The adjustment to record tax-exempt interest income on municipal securities on a tax equivalent basis contributed 11 basis points to the tax equivalent NIM for the year ended December 31, 2016 and eight basis points for 2015.
The cost of average total deposits decreased to 0.20% for the year ended December 31, 2016 from 0.32% for 2015 due mainly to the $3.8 billion of lower-cost core deposits added in the Square 1 acquisition, a lower level of higher-cost time deposits, and a lower cost of average interest-bearing deposits.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding Non-PCI credit quality metrics for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2017	(Decrease)	2016	(Decrease)	2015
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for Non-PCI loan and lease losses	$52,214	$(7,997)	$60,211	$17,607	$42,604
Addition to reserve for unfunded loan commitments	6,786	5,997	789	(4,888)	5,677
Total provision for Non-PCI loan and lease
credit losses	59,000	(2,000)	61,000	12,719	48,281
(Negative provision) provision for PCI loan losses	(1,248)	(5,977)	4,729	7,529	(2,800)
Total provision for credit losses	$57,752	$(7,977)	$65,729	$20,248	$45,481

Non‑PCI Credit Quality Metrics:
Net charge‑offs on loans and leases held for investment	$62,957	$40,967	$21,990	$14,464	$7,526
Net charge‑offs to average loans and leases	0.40%		0.15%		0.06%
At Year End:
Nonaccrual loans and leases held for investment	$155,784	$(14,815)	$170,599	$41,580	$129,019
Performing troubled debt restructured loans held
for investment	56,838	(8,114)	64,952	24,770	40,182
Total impaired loans and leases	$212,622	$(22,929)	$235,551	$66,350	$169,201
Classified loans and leases held for investment	$278,405	$(131,240)	$409,645	$17,891	$391,754
Allowance for credit losses	$161,647	$369	$161,278	$39,010	$122,268
Allowance for credit losses to loans and leases
held for investment	0.95%		1.05%		0.85%
Allowance for credit losses to nonaccrual loans
and leases held for investment	103.8%		94.5%		94.8%

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
The allowance for loan and lease losses has a general reserve component for loans and leases with no credit impairment and a specific reserve component for loans and leases determined to be impaired. Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors that are applied against the population of unimpaired loans and leases. The quantitative loss factors are the average charge-offs experienced over a prescribed historical look-back period pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current collateral values and performance trends, and the loan portfolio's current composition and credit performance trends. The provision for credit losses on our PCI loans held for investment results from changes in expected cash flows on such loans compared to those previously estimated.
We recorded a provision for credit losses of $57.8 million, $65.7 million, and $45.5 million for the years ended December 31, 2017, 2016, and 2015 in accordance with our allowance methodology. The provision for credit losses decreased by $8.0 million in 2017 compared to 2016 due primarily to the net effects of the following:

•
a change in the loan portfolio composition with a reduction in classified loans and a reduction in cash flow loans, both of which carry greater than average general reserve levels, and an increase in lower risk loans, such as multi-family real estate loans, which carry lower than average general reserve levels; and

•	an increase in specific provisions for credit losses stemming from impaired venture capital loans.
The provision for credit losses increased by $20.2 million in 2016 compared to 2015 due mainly to net portfolio growth, an increased level of specific reserves, and increases in general reserves on acquired loans.
Net charge-offs on Non-PCI loans and leases held for investment of $63.0 million for the year ended December 31, 2017 were comprised of $74.1 million in charge-offs net of $11.2 million in recoveries. Charge-offs included $40.3 million for venture capital loans, $28.8 million for cash flow loans, and $2.4 million for real estate mortgage loans. Recoveries included $4.3 million for venture capital loans, $3.4 million for equipment finance loans and leases, and $1.2 million for real estate mortgage loans.
Net charge-offs on Non-PCI loans and leases held for investment of $22.0 million for the year ended December 31, 2016 were comprised of $35.1 million in charge-offs net of $13.1 million in recoveries. Charge-offs included $24.9 million for equipment finance loans and leases, $3.2 million for venture capital loans, and $2.5 million for cash flow loans. Recoveries included $5.0 million for cash flow loans, $4.5 million for real estate mortgage loans, and $1.9 million for equipment finance loans and leases.
Net charge-offs on Non-PCI loans and leases held for investment of $7.5 million for the year ended December 31, 2015 were comprised of $16.0 million in charge-offs net of $8.5 million in recoveries. Charge-offs included $8.1 million for equipment loans and leases, $3.0 million for cash flow loans, and $2.5 million for real estate mortgage loans. Recoveries included $3.6 million for real estate mortgage loans, $2.9 million for asset-based loans, and $1.1 million for real estate construction and land loans.
For additional information regarding net charge-offs, charge-offs, and recoveries for the five years ended December 31, 2017, see "Balance Sheet Analysis - Allowance for Credit Losses on Non-PCI Loans and Leases Held for Investment."
Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are an increased amount of classified and/or impaired loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions. Changes in economic conditions include the rate of economic growth, the rate of inflation, the unemployment rate, increases in the general level of interest rates, declines in real estate values, and adverse conditions in borrowers’ businesses. For information regarding the allowance for credit losses on Non-PCI loans and leases held for investment and the allowance for loan losses on PCI loans held for investment, see these sections under "- Balance Sheet Analysis," Note 1(h). Nature of Operations and Summary of Significant Accounting Policies, and Note 6. Loans and Leases of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” Regarding the allowance for credit losses on Non-PCI loans and leases held for investment, see also this section under "- Critical Accounting Policies."

Noninterest Income
The following table summarizes noninterest income by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Income	2017	(Decrease)	2016	(Decrease)	2015
	(In thousands)
Service charges on deposit accounts	$15,307	$773	$14,534	$2,846	$11,688
Other commissions and fees	41,422	(5,704)	47,126	15,540	31,586
Leased equipment income	37,700	3,781	33,919	9,896	24,023
Gain on sale of loans and leases	6,197	5,288	909	536	373
(Loss) gain on sale of securities	(541)	(10,026)	9,485	5,741	3,744
FDIC loss sharing expense, net	—	8,917	(8,917)	9,329	(18,246)
Other income:
Dividends and realized gains on equity investments	5,119	858	4,261	(16,628)	20,889
Warrant income	2,532	1,130	1,402	871	531
Other	20,837	11,081	9,756	34	9,722
Total noninterest income	$128,573	$16,098	$112,475	$28,165	$84,310
2017 Compared to 2016
Noninterest income increased by $16.1 million to $128.6 million for the year ended December 31, 2017 compared to $112.5 million for 2016. The increase was due mostly to higher other income of $11.1 million, higher gain on sale of loans and leases of $5.3 million, higher leased equipment income of $3.8 million and lower FDIC loss sharing expense of $8.9 million, offset by lower gain on sales of securities of $10.0 million, and lower other commissions and fees of $5.7 million. The increase in other income was primarily due to legal settlements with former borrowers and other parties of $8.0 million. Leased equipment income increased due to a higher average balance of leased equipment in 2017 and higher gains from early lease terminations. The decrease in FDIC loss sharing expense was due to the termination of all FDIC loss sharing agreements in the second quarter of 2016. The decrease in gain on sale of securities was due partly to the tax-related decision to sell $172.6 million of securities at a loss of $3.3 million in the fourth quarter of 2017. The decrease in other commissions and fees was mostly due to lower loan prepayment penalty fees.
2016 Compared to 2015
Noninterest income increased by $28.2 million to $112.5 million for the year ended December 31, 2016 compared to $84.3 million for 2015. The increase was due mostly to higher other commissions and fees of $15.5 million, higher leased equipment income of $9.9 million, lower FDIC loss sharing expense of $9.3 million, higher gain on sales of securities of $5.7 million, and higher service charges on deposit accounts of $2.8 million, offset by lower dividends and realized gains on equity investments of $16.6 million. The increase in other commissions and fees was comprised mostly of $5.7 million from foreign exchange fees, $4.8 million from loan prepayment penalty fees, $2.6 million from credit card fees, and $1.9 million from letter of credit fees. The increases in foreign exchange fees and credit card fees were due to the Square 1 acquisition. The decrease in FDIC loss sharing expense was due to the termination of all FDIC loss sharing agreements in the second quarter of 2016. The increase in service charges on deposits was due primarily to increased deposits as a result of the Square 1 acquisition. The decrease in dividends and realized gains on equity investments for the 2016 period included net gains of $2.3 million on the sale of equity investments and dividends received of $1.9 million, while the 2015 period included net gains of $6.1 million on the sale of equity investments and dividends received of $14.7 million. We had 11 equity investments with an aggregate carrying value of $1.4 million at December 31, 2016 and 15 equity investments with an aggregate carrying value of $2.3 million at December 31, 2015. These equity investments were acquired in the CapitalSource Inc. and Square 1 transactions. Dividends on equity investments are solely at the discretion of the investee, and we have no control over the amount or timing of such distributions.

Noninterest Expense
The following table summarizes noninterest expense by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Expense	2017	(Decrease)	2016	(Decrease)	2015
	(In thousands)
Compensation	$266,567	$14,654	$251,913	$47,999	$203,914
Occupancy	48,863	(48)	48,911	4,767	44,144
Data processing	26,575	2,219	24,356	5,739	18,617
Other professional services	17,353	875	16,478	2,718	13,760
Insurance and assessments	19,733	1,369	18,364	1,368	16,996
Intangible asset amortization	14,240	(2,277)	16,517	7,107	9,410
Leased equipment depreciation	20,767	(132)	20,899	7,296	13,603
Foreclosed assets expense (income), net	1,702	(179)	1,881	2,549	(668)
Acquisition, integration and reorganization costs	19,735	19,535	200	(21,047)	21,247
Loan expense	13,832	4,461	9,371	3,307	6,064
Other	46,294	5,083	41,211	6,259	34,952
Total noninterest expense	$495,661	$45,560	$450,101	$68,062	$382,039
2017 Compared to 2016
Noninterest expense increased by $45.6 million to $495.7 million for the year ended December 31, 2017 compared to $450.1 million for 2016. The increase was due primarily to higher acquisition, integration and reorganization costs of $19.5 million related to the CUB acquisition and incremental operating expenses of approximately $10 million for CUB's operations post-acquisition, primarily compensation expense.
2016 Compared to 2015
Noninterest expense increased by $68.1 million to $450.1 million for the year ended December 31, 2016 compared to $382.0 million for 2015. The increase was due primarily to including the operations of Square 1 for the entire 2016 period and only subsequent to its October 6, 2015 acquisition date for the 2015 period, higher leased equipment depreciation of $7.3 million, higher loan expense of $3.3 million, and higher foreclosed assets expense of $2.5 million, offset by lower acquisition, integration and reorganization costs of $21.0 million. Leased equipment depreciation increased due to the higher average portfolio balance in 2016. Loan expense increased due to a large recovery of workout expenses in 2015 on a single loan of $2.3 million. Foreclosed assets expense increased due mainly to lower operating income and lower gains on sales, offset partially by lower provision for losses.
Income Taxes
The effective tax rates were 35.5%, 36.9% and 37.6% in 2017, 2016 and 2015. The difference in the effective tax rates between the years relates mainly to the level of tax credits and the amount of tax-exempt interest income recorded in each of the years, the non-deductibility of certain acquisition and reorganization costs, and the amount of any change in valuation allowance. The decrease in the effective tax rate for the year ended December 31, 2017 was primarily due to the reversal of an $11.6 million valuation allowance related to foreign tax credits that, based on a change in estimate in our latest analysis, are more likely than not to be utilized before they expire. The decrease in the effective tax rate for the year ended December 31, 2017 was also attributable, to a lesser extent, to tax benefits of $1.5 million recorded in 2017 due to the adoption of ASU 2016-09 on January 1, 2017, and a tax benefit of $1.2 million from remeasuring the deferred federal tax assets and liabilities as a result of the TCJA. The Company's 2017 blended statutory tax rate for federal and state was 41%. For further information on income taxes, see Note 13. Income Taxes of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Fourth Quarter Results
The following table sets forth our unaudited quarterly results and certain performance metrics for the periods indicated:

	Three Months Ended
	December 31,	September 30,
	2017	2017
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$284,597	$260,966
Interest expense	(21,641)	(19,276)
Net interest income	262,956	241,690
Provision for credit losses	(6,406)	(15,119)
(Loss) gain on sale of securities	(3,329)	1,236
Other noninterest income	30,124	30,146
Total noninterest income	26,795	31,382
Foreclosed assets income (expense), net	475	(2,191)
Acquisition, integration and reorganization costs	(16,085)	(1,450)
Other noninterest expense	(127,258)	(114,901)
Total noninterest expense	(142,868)	(118,542)
Earnings before income taxes	140,477	139,411
Income tax expense	(56,440)	(37,945)
Net earnings	$84,037	$101,466

Performance Measures:
Diluted earnings per share	$0.66	$0.84
Annualized return on:
Average assets	1.34%	1.82%
Average tangible equity (1)(2)	13.75%	16.85%
Net interest margin (tax equivalent)	4.97%	5.08%
Efficiency ratio	41.0%	40.4%
____________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	See "Non-GAAP Measurements."
Fourth Quarter of 2017 Compared to Third Quarter of 2017
Net earnings were $84.0 million, or $0.66 per diluted share, for the fourth quarter of 2017 compared to $101.5 million, or $0.84 per diluted share, for the third quarter of 2017. The quarter‑over‑quarter decrease in net earnings of $17.4 million was due to: higher net interest income of $21.3 million, a lower provision for credit losses of $8.7 million, lower noninterest income of $4.6 million, higher noninterest expense of $24.3 million, and higher income tax expense of $18.5 million.
Net interest income increased by $21.3 million to $263.0 million for the fourth quarter of 2017 compared to $241.7 million for the third quarter of 2017 due mainly to higher average loan and lease balances primarily from the CUB acquisition, offset partially by a lower loan and lease yield. The loan and lease yield for the fourth quarter was 5.89% compared to 6.01% for the third quarter. The decrease in the loan and lease yield was principally due to a lower yield on the acquired CUB loans, offset partially by an increase in discount accretion on acquired loans. Total discount accretion on acquired loans was $6.8 million for the fourth quarter (15 basis points on the loan and lease yield) compared to $5.5 million for the third quarter (14 basis points on the loan and lease yield). A total discount of $37.0 million was recorded in connection with the acquired CUB loan portfolio, of which $2.9 million was accreted during the fourth quarter. The total remaining acquired loan discount as of December 31, 2017 was $56.9 million.

The tax equivalent NIM for the fourth quarter of 2017 was 4.97% compared to 5.08% for the third quarter of 2017. The decrease in the NIM was mostly due to the lower yield on the CUB loans and securities and a higher cost of average interest-bearing liabilities, offset partially by higher discount accretion on acquired loans. Such accretion contributed 13 basis points to the NIM in the fourth quarter and 11 basis points to the NIM in the third quarter.
The cost of average total deposits decreased to 0.30% in the fourth quarter of 2017 from 0.31% for the third quarter of 2017 due to the lower cost of the deposits acquired from CUB.
The provision for credit losses decreased by $8.7 million to $6.4 million for the fourth quarter of 2017 compared to $15.1 million for the third quarter of 2017 due mainly to releasing $14.1 million in general reserves related to the Cash Flow Loan Sale. For additional information regarding the Cash Flow Loan Sale, see "Recent Events - Loan Sales and Loans Held for Sale - Fourth Quarter 2017."
Noninterest income decreased by $4.6 million to $26.8 million for the fourth quarter of 2017 compared to $31.4 million for the third quarter of 2017 due mainly to a $4.6 million decrease in the gain on sale of securities. In light of the reduction in the statutory federal income tax rate effective January 1, 2018, we sold $172.6 million of securities during the fourth quarter of 2017 resulting in a realized loss for the quarter of $3.3 million. The proceeds will be reinvested into higher yielding securities that are expected to recoup the realized loss in approximately one year. In addition, dividends and gains on equity investments decreased by $1.5 million and service charges on deposit accounts increased by $1.1 million primarily due to the increased number of accounts from the CUB acquisition.
Noninterest expense increased by $24.3 million to $142.9 million for the fourth quarter of 2017 compared to $118.5 million for the third quarter of 2017 due mostly to an increase in acquisition, integration and reorganization costs of $14.6 million related to the CUB acquisition and integration. Almost all operating expense categories were higher quarter over quarter due mainly to the CUB acquisition.
Income tax expense increased by $18.5 million to $56.4 million for the fourth quarter of 2017 compared to $37.9 million for the third quarter of 2017 due mostly to the third quarter including a $13.6 million reversal of a valuation allowance related to foreign tax credits, whereas the fourth quarter included a $2.0 million increase in the foreign tax credit valuation allowance.
Balance Sheet Analysis
Securities Available-for-Sale
Our securities available-for sale portfolio consists primarily of obligations of states and political subdivisions (“municipal securities”) and U.S. government agency and government‑sponsored enterprise (“agency") obligations.
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	December 31, 2017			December 31, 2016
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$246,274	7%	3.0	$502,443	16%	3.4
Agency CMOs	275,709	7%	6.8	146,289	4%	3.0
Private label CMOs	125,987	3%	5.1	125,469	4%	3.5
Municipal securities	1,680,068	45%	7.3	1,456,459	45%	6.3
Agency commercial MBS	1,163,969	31%	5.4	547,692	17%	4.9
Corporate debt securities	19,295	—%	11.8	47,509	1%	4.9
Collateralized loan obligations	7,015	—%	0.3	156,887	5%	0.1
SBA securities	160,334	4%	2.0	178,845	6%	3.8
Asset-backed and other securities	95,780	3%	3.3	62,237	2%	3.5
Total securities available-for-sale	$3,774,431	100%	6.0	$3,223,830	100%	4.8

The following table presents the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	December 31, 2017
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$308,888	18%
Washington	174,076	10%
New York	171,720	10%
Texas	108,995	6%
Ohio	98,629	6%
District of Columbia	77,067	5%
Oregon	74,061	4%
Massachusetts	66,579	4%
Florida	65,371	4%
Utah	54,523	3%
Total of ten largest states	1,199,909	70%
All other states	480,159	30%
Total municipal securities	$1,680,068	100%

The following table presents a summary of contractual rates and contractual maturities of our securities available‑for‑sale as of the date indicated:

			Due After		Due After
	Due in		One Year		Five Years
	One Year		Through		Through		Due After
	or Less		Five Years		Ten Years		Ten Years		Total
	Fair		Fair		Fair		Fair		Fair
December 31, 2017	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$80	4.60%	$3,059	4.25%	$47,383	3.69%	$195,752	3.61%	$246,274	3.64%
Agency CMOs	—	—%	1	8.44%	38,521	3.45%	237,187	2.76%	275,709	2.85%
Private label CMOs	129	4.97%	1,116	3.74%	—	—%	124,742	3.64%	125,987	3.65%
Municipal securities(1)	7,694	4.86%	131,664	4.53%	112,773	3.11%	1,427,937	3.98%	1,680,068	3.97%
Agency commercial MBS	—	—%	186,733	3.19%	836,676	2.90%	140,560	9.21%	1,163,969	3.71%
Corporate debt securities	—	—%	—	—%	—	—%	19,295	5.24%	19,295	5.24%
Collateralized loan obligations	—	—%	—	—%	7,015	3.15%	—	—%	7,015	3.15%
SBA securities	117	5.35%	30,527	3.74%	58,497	4.00%	71,193	3.56%	160,334	3.76%
Asset-backed and other securities	7,071	—%	25,422	4.02%	29,273	3.02%	34,014	2.93%	95,780	3.03%
Total securities
available-for-sale(1)	$15,091	2.58%	$378,522	3.77%	$1,130,138	3.03%	$2,250,680	4.11%	$3,774,431	3.74%
_______________________________________

(1)	Rates on tax-exempt securities are contractual rates and are not presented on a tax-equivalent basis.

Loans and Leases Held for Investment
The following table presents the composition of our total loans and leases held for investment as of the dates indicated:

	December 31, 2017		December 31, 2016
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$843,653	5%	$955,477	6%
Hospitality	695,043	4%	689,158	4%
SBA program	551,606	3%	454,196	3%
Other commercial real estate	3,295,438	20%	2,297,865	15%
Total commercial real estate	5,385,740	32%	4,396,696	28%
Income producing residential	2,245,058	13%	1,169,267	8%
Owner occupied residential	221,836	1%	144,769	1%
Total residential real estate	2,466,894	14%	1,314,036	9%
Total real estate mortgage	7,852,634	46%	5,710,732	37%
Real estate construction and land:
Commercial	769,075	5%	581,246	4%
Residential	822,154	5%	384,001	2%
Total real estate construction and land	1,591,229	10%	965,247	6%
Total real estate	9,443,863	56%	6,675,979	43%
Commercial:
Lender finance and timeshare	1,609,937	9%	1,666,855	11%
Healthcare asset-based	92,799	1%	180,580	1%
Other asset-based	1,309,043	8%	764,361	5%
Total asset-based	3,011,779	18%	2,611,796	17%
Expansion stage	953,199	6%	920,006	6%
Early stage	443,370	2%	448,458	3%
Equity funds group	471,163	3%	325,047	2%
Later stage	255,003	1%	294,389	2%
Total venture capital	2,122,735	12%	1,987,900	13%
Security cash flow	573,066	3%	440,340	3%
Technology cash flow (1)	200,524	1%	1,047,683	7%
Healthcare cash flow (1)	28,715	—%	799,030	5%
Other cash flow (1)	525,265	4%	825,837	5%
Total cash flow	1,327,570	8%	3,112,890	20%
Equipment finance	656,995	4%	691,967	4%
Total commercial	7,119,079	42%	8,404,553	54%
Consumer	409,801	2%	375,422	3%
Total loans and leases held for investment,
net of deferred fees (2) (3)	$16,972,743	100%	$15,455,954	100%
_______________________________________

(1)	Ceased new originations from CapitalSource Division during the fourth quarter of 2017.

(2)	Includes PCI loans of $58.0 million and $108.4 million at December 31, 2017 and 2016, of which the majority are included in the "Real estate mortgage" category in this table.

(3)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017.

Real estate mortgage loans and real estate construction and land loans (which are predominantly commercial real estate loans) together comprised 56% and 43% of our total loans and leases held for investment at December 31, 2017 and 2016. Real estate mortgage loans increased to 46% of total loans and leases held for investment at December 31, 2017 from 37% at December 31, 2016, while real estate construction and land loans increased to 10% of total loans and leases held for investment at December 31, 2017 from 6% at December 31, 2016.
The growth in real estate loans during 2017 as a percentage of total loans and leases was attributable mainly to the real estate loans acquired in the CUB acquisition on October 20, 2017, the increase in real estate multi-family and construction loans, and the Cash Flow Loan Sale reducing the non-real estate portion of the portfolio. For additional information regarding the CUB acquisition and the Cash Flow Loan Sale, see "Recent Events - CU Bancorp Acquisition" and "Recent Events - Loan Sales and Loans Held for Sale - Fourth Quarter 2017."
More specifically, the increase in real estate loans as a percentage of total loans and leases reflected the following:

•
Total commercial loans significantly decreased to $7.1 billion or 42% of total loans and leases held for investment at December 31, 2017 from $8.4 billion or 54% at December 31, 2016 primarily due to the Cash Flow Loan Sale.

•
Residential real estate mortgage loans increased to $2.5 billion or 14% of total loans and leases held for investment at December 31, 2017 from $1.3 billion or 9% at December 31, 2016. During 2017, we continued our emphasis on multi-family secured real estate loans due primarily to the favorable credit risk profile.

•
Real estate construction and land loans increased to $1.6 billion or 10% of total loans and leases held for investment at December 31, 2017 from $965.2 million or 6% at December 31, 2016. This increase was primarily attributable to an increase in the number of multi-family property construction loans.

Real estate mortgage loans are diversified among various property types. At December 31, 2017 and 2016, 14% and 12% of the total real estate mortgage loans were owner occupied (i.e. our borrowers were operating businesses on the premises that collateralize our loans). At December 31, 2017, real estate mortgage loans secured by multi-family properties, industrial properties, and office properties comprised 27%, 15%, and 14% of our real estate mortgage loans, respectively. At December 31, 2016, real estate mortgage loans secured by multi-family properties, office properties, and hospitality properties comprised 18%, 17%, and 12% of our real estate mortgage loans, respectively.
Certain of our real estate mortgage loans are secured by various types of healthcare real estate that include skilled nursing facilities, assisted living facilities, independent living facilities, and other healthcare facilities. At December 31, 2017 and 2016, real estate mortgage loans secured by healthcare real estate comprised 11% and 17% of our real estate mortgage loans. The decrease of healthcare real estate loans in 2017 as a percentage of total real estate mortgage loans was primarily due to the growth of other products such as multi-family and residential mortgage loans, while the balance of healthcare real estate declined in 2017.
Real estate construction and land loans are diversified among various property types. At December 31, 2017, real estate construction and land loans for the construction of multi-family properties, condominium properties, and office properties comprised 27%, 10%, and 10% of our real estate construction and land loans, respectively. At December 31, 2016, real estate construction and land loans for the construction of condominium properties, multi-family properties, and office properties comprised 17%, 16%, and 16% of our real estate construction and land loans, respectively.
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

Commercial loans and leases comprised 42% and 54% of our total loans and leases held for investment at December 31, 2017 and 2016. Commercial loans and leases are diversified among various loan types and industries. At December 31, 2017, our largest commercial loan type concentration was asset-based loans, totaling $3.0 billion or 18% of our total loans and leases held for investment compared to $2.6 billion or 17% at December 31, 2016. Other significant commercial concentrations at December 31, 2017 were venture capital loans, cash flow loans, and equipment finance loans and leases at 12%, 8%, and 4%, respectively, of total loans and leases held for investment. At December 31, 2016, venture capital loans, cash flow loans, and equipment finance loans and leases were 13%, 20%, and 4%, respectively, of total loans and leases held for investment. The decrease in cash flow loans during 2017 as a percentage of total loans and leases held for investment was due primarily to the Cash Flow Loan Sale. For additional information regarding the Cash Flow Loan Sale, see "Recent Events - Loan Sales and Loans Held for Sale - Fourth Quarter 2017." See "Item 1. Business - Our Business Strategy - Lending Activities" for an overview of commercial loan credit risk and risk mitigation commentary.
At December 31, 2017, our ten largest individual loan commitments totaled $908.9 million and had corresponding outstanding balances that totaled $516.2 million. These ten largest commitments ranged from $75.0 million to $110.0 million. These commitments primarily are secured by commercial real estate with borrowers that are experienced operators with proven track records or are lender finance loans secured by portfolios of finance receivables originated and serviced by finance companies. At December 31, 2016, our ten largest individual loan commitments totaled $803.9 million and had corresponding outstanding balances that totaled $588.7 million. These ten largest commitments ranged from $67.0 million to $100.0 million.
The following table presents the geographic composition of our real estate loans held for investment by the top ten states and all other states combined (in the order presented for the current year-end) as of the dates indicated:

	December 31, 2017		December 31, 2016
		% of		% of
Real Estate Loans by State	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$5,206,633	55%	$3,248,735	49%
New York	697,012	7%	524,833	8%
Florida	505,043	5%	478,984	7%
Texas	343,799	4%	364,689	5%
Arizona	263,621	3%	166,499	3%
Virginia	233,654	3%	231,162	3%
Pennsylvania	224,669	2%	160,303	2%
Washington	208,358	2%	49,301	1%
Illinois	163,662	2%	178,726	3%
Georgia	162,468	2%	118,629	2%
Total of 10 largest states	8,008,919	85%	5,521,861	83%
All other states	1,434,944	15%	1,154,118	17%
Total real estate loans held for investment	$9,443,863	100%	$6,675,979	100%
At December 31, 2017 and 2016, 55% and 49% of our real estate loans were collateralized by property located in California because our full-service branches and our community banking activities are located throughout the state of California. This concentration increased in 2017 in connection with the CUB acquisition.

The following table presents a roll forward of the loan and lease portfolio held for investment for the year indicated:

Year Ended
Loans and Leases Held for Investment Roll Forward (1) (2)	December 31, 2017
(Dollars in thousands)
Balance, beginning of year	$15,455,954
New production	4,685,763
Existing loans and leases:
Payoffs	(3,801,592)
Paydowns	(2,769,309)
Disbursements	3,204,272
Sales	(1,316,259)
Transfers to foreclosed assets	(580)
Charge-offs	(80,296)
Transfers to loans held for sale	(481,100)
Loans acquired through CUB acquisition	2,075,890
Balance, end of year	$16,972,743

Weighted average rate on new production	4.96%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)
Loans transferred to held for sale and sold before the end of the period are reported as "Sales." Loans transferred to held for sale and not yet sold before the end of the period are reported as "Transfers to held for sale."

Loan and Lease Interest Rate Sensitivity
The following table presents contractual maturity information for the indicated Non‑PCI and PCI loans and leases held for investment as of the date indicated:

		Due After One
	Due in One	Year Through	Due After
December 31, 2017	Year or Less	Five Years	Five Years	Total
	(In thousands)
Non-PCI loans and leases:
Real estate mortgage	$1,230,011	$2,984,984	$3,583,996	$7,798,991
Real estate construction and land	875,806	708,261	7,161	1,591,228
Commercial	2,229,870	4,131,678	753,372	7,114,920
Consumer	19,305	78,353	311,909	409,567
Total Non-PCI loans and leases held for investment	4,354,992	7,903,276	4,656,438	16,914,706
PCI loans held for investment	9,827	6,248	41,962	58,037
Total held for investment, net of deferred fees	$4,364,819	$7,909,524	$4,698,400	$16,972,743
At December 31, 2017, we had $4.4 billion of loans and leases held for investment due to mature over the next twelve months. For any of these loans and leases held for investment, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered TDRs even though the loans have performed in accordance with their contractual terms. The circumstances regarding any modifications and a borrower's specific situation, such as its ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if our contractual loan renewal or loan extension constitutes a TDR. Higher levels of TDRs generally lead to increases in classified assets and credit loss provisions.

The following table presents the interest rate profile of Non‑PCI and PCI loans and leases held for investment due after one year as of the date indicated:

	Due After One Year
	Fixed	Variable
December 31, 2017	Rate	Rate	Total
	(In thousands)
Non-PCI loans and leases:
Real estate mortgage	$1,680,378	$4,888,602	$6,568,980
Real estate construction and land	106,653	608,769	715,422
Commercial	1,352,628	3,532,422	4,885,050
Consumer	290,910	99,352	390,262
Total Non-PCI loans and leases held for investment	3,430,569	9,129,145	12,559,714
PCI Loans held for investment	20,354	27,856	48,210
Total held for investment, net of deferred fees	$3,450,923	$9,157,001	$12,607,924
For information regarding our variable rate loans subject to interest rate floors, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Allowance for Credit Losses on Non-PCI Loans and Leases Held for Investment
For a discussion of our policy and methodology on the allowance for credit losses on Non-PCI loans and leases held for investment, see "- Critical Accounting Policies - Allowance for Credit Losses on Non-PCI Loans and Leases held for investment." For further information on the allowance for loan and lease losses on Non-PCI loans and leases held for investment, see Note 1(h). Nature of Operations and Summary of Significant Accounting Policies, and Note 6. Loans and Leases of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases held for investment as of the dates indicated:

	December 31,
Non-PCI Allowance for Credit Losses Data	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance for loan and lease losses	$133,012	$143,755	$105,534	$70,456	$60,241
Reserve for unfunded loan commitments	28,635	17,523	16,734	6,311	7,575
Total allowance for credit losses	$161,647	$161,278	$122,268	$76,767	$67,816

Allowance for credit losses to loans and leases
held for investment	0.95%	1.05%	0.85%	0.66%	1.73%
Allowance for credit losses to nonaccrual loans and leases
held for investment	103.8%	94.5%	94.8%	91.8%	145.0%

The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases held for investment for the years indicated:

	Year Ended December 31,
Non-PCI Allowance for Credit Losses	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance, beginning of year	$161,278	$122,268	$76,767	$67,816	$72,119
Provision for credit losses:
Addition to (reduction in) allowance for loan
and lease losses	52,214	60,211	42,604	11,746	(1,355)
Addition to (reduction in) reserve for unfunded loan
commitments	6,786	789	5,677	(1,264)	1,355
Total provision for credit losses	59,000	61,000	48,281	10,482	—
Loans and leases charged off:
Real estate mortgage	(2,410)	(2,059)	(2,489)	(2,080)	(4,552)
Commercial:
Asset-based	(1,550)	(1,588)	(2,260)	—	—
Venture capital	(40,301)	(3,189)	—	—	—
Cash flow	(28,839)	(2,522)	(3,006)	—	—
Equipment finance	(19)	(24,911)	(8,088)	—	—
Total commercial (1)	(70,709)	(32,210)	(13,354)	(9,463)	(6,409)
Consumer	(1,023)	(823)	(156)	(332)	(198)
Total loans and leases charged off	(74,142)	(35,092)	(15,999)	(11,875)	(11,159)
Recoveries on loans charged off:
Real estate mortgage	1,209	4,519	3,582	2,640	2,507
Real estate construction and land	429	673	1,082	156	1,654
Commercial:
Asset-based	934	801	2,947	—	—
Venture capital	4,330	91	—	—	—
Cash flow	773	5,048	375	—	—
Equipment finance	3,378	1,854	77	—	—
Total commercial (1)	9,415	7,794	3,399	6,265	2,621
Consumer	132	116	410	1,283	74
Total recoveries on loans charged off	11,185	13,102	8,473	10,344	6,856
Net charge-offs	(62,957)	(21,990)	(7,526)	(1,531)	(4,303)
Fair value of acquired reserve for unfunded loan
commitments	4,326	—	4,746	—	—
Balance, end of year	$161,647	$161,278	$122,268	$76,767	$67,816

Net charge-offs to average loans and leases	0.40%	0.15%	0.06%	0.02%	0.12%

(1)	Commercial charge-offs and recoveries by portfolio class not available for the years ended December 31, 2014 and 2013.

The following table presents the Non‑PCI allowance for loan and lease losses by portfolio segment held for investment as of the dates indicated:

	Non-PCI Allowance for Loan and Lease Losses by Portfolio Segment
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2017
Allowance for loan and lease losses	$34,981	$13,055	$82,726	$2,250	$133,012
% of loans to total loans	46%	10%	42%	2%	100%
December 31, 2016
Allowance for loan and lease losses	$37,765	$10,045	$93,853	$2,092	$143,755
% of loans to total loans	37%	6%	55%	2%	100%
December 31, 2015
Allowance for loan and lease losses	$36,654	$7,137	$61,082	$661	$105,534
% of loans to total loans	40%	4%	55%	1%	100%
December 31, 2014
Allowance for loan and lease losses	$25,097	$4,248	$39,858	$1,253	$70,456
% of loans to total loans	46%	3%	50%	1%	100%
December 31, 2013
Allowance for loan losses	$26,078	$4,298	$26,921	$2,944	$60,241
% of loans to total loans	62%	5%	32%	1%	100%
The changes in the allowance by portfolio segment at December 31, 2017 compared to December 31, 2016 were due to the following:

•
The real estate mortgage allowance decreased due to lower specific reserves at December 31, 2017 and the CUB loans acquired in the fourth quarter of 2017 having a lower than average general reserve amount because the loans were acquired at their fair market values.

•	The real estate construction and land allowance increased due to net loan growth in this portfolio segment.

•
The commercial allowance decreased due to a net loan decrease in this segment attributable primarily to the Cash Flow Loan Sale in the fourth quarter of 2017 and the healthcare loan sales in the second quarter of 2017.

Allowance for Loan Losses on PCI Loans Held for Investment
For information regarding the allowance for loan losses on PCI loans held for investment, see Note 1(h). Nature of Operations and Summary of Significant Accounting Policies, and Note 6. Loans and Lease of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
The following table presents the changes in our allowance for loan losses on PCI loans held for investment for the years indicated:

	December 31,
PCI Allowance for Loan Losses	2017	2016	2015	2014	2013
	(In thousands)
Balance, beginning of year	$13,483	$9,577	$13,999	$21,793	$26,069
Charge-offs	(6,154)	(862)	(1,772)	(9,577)	(66)
Recoveries	363	39	150	766	—
Net charge-offs	(5,791)	(823)	(1,622)	(8,811)	(66)
(Negative provision) provision for loan losses	(1,248)	4,729	(2,800)	1,017	(4,210)
Balance, end of year	$6,444	$13,483	$9,577	$13,999	$21,793

Nonperforming Assets, Performing Troubled Debt Restructured Loans, and Classified Loans and Leases
The following table presents nonperforming assets, performing troubled debt restructured loans, and classified loans and leases information as of the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases held for investment (1)	$155,784	$170,599	$129,019	$83,621	$46,774
Nonaccrual PCI loans held for investment	1,761	2,928	4,596	25,264	—
Total nonaccrual loans and leases held for investment	157,545	173,527	133,615	108,885	46,774
Non-PCI accruing loan contractually past due
90 days or more	—	—	700	—	—
Foreclosed assets, net	1,329	12,976	22,120	43,721	55,891
Total nonperforming assets	$158,874	$186,503	$156,435	$152,606	$102,665

Performing troubled debt restructured loans
held for investment (2)	$56,838	$64,952	$40,182	$35,244	$41,648
Classified Non-PCI loans and leases held for investment (1)	$278,405	$409,645	$391,754	$242,611	$127,311
Nonaccrual loans and leases held for investment to
loans and leases held for investment (3)	0.92%	1.12%	0.92%	0.91%	1.19%
Nonperforming assets to loans and leases
held for investment and foreclosed assets, net (3)	0.93%	1.20%	1.08%	1.28%	2.58%
Classified Non-PCI loans and leases held for investment
to Non-PCI loans and leases held for investment	1.64%	2.66%	2.73%	2.09%	3.24%
_______________________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017.

(2)	Excludes PCI loans.

(3)	Calculation includes total loans and leases as of December 31, 2017, 2016, 2015, and 2014. For December 31, 2013, calculation excludes PCI loans.

Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases held for investment and foreclosed assets and totaled $158.9 million at December 31, 2017 compared to $186.5 million at December 31, 2016. The $27.6 million decrease in nonperforming assets was due mainly to a $16.0 million decrease in nonaccrual loans and leases held for investment and an $11.6 million decrease in foreclosed assets. The ratio of nonperforming assets to loans and leases held for investment and foreclosed assets decreased to 0.93% at December 31, 2017 from 1.20% at December 31, 2016. Non-PCI classified loans and leases held for investment decreased by $131.2 million during 2017 to $278.4 million at December 31, 2017 from $409.6 million at December 31, 2016 as resolutions exceeded new downgrades. The healthcare loan sale in the second quarter of 2017 reduced Non-PCI classified loans and leases by $44.8 million.
Nonaccrual Loans and Leases Held for Investment
Nonaccrual loans and leases held for investment decreased by $16.0 million during 2017 to $157.5 million at December 31, 2017 from $173.5 million at December 31, 2016. The decrease was due mainly to $61.1 million in charge-offs, $5.3 million in transfers to loans held for sale, and $60.9 million in principal payments and other reductions, offset partially by $111.4 million in nonaccrual additions. At December 31, 2017, the three largest nonaccrual loans totaled $86.8 million or 55% of the total nonaccrual loans at that date. At December 31, 2016, the three largest nonaccrual loans totaled $102.7 million or 59% of the total nonaccrual loans at that date.

The following table presents our Non-PCI nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Non-PCI Nonaccrual Loans and Leases				Non-PCI Accruing and
	December 31, 2017		December 31, 2016		30 - 89 Days Past Due
		% of		% of	December 31,	December 31,
		Loan		Loan	2017	2016
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$65,563	1.2%	$62,454	1.4%	$27,234	$7,691
Residential	3,350	0.1%	6,881	0.5%	6,629	5,524
Total real estate mortgage	68,913	0.9%	69,335	1.2%	33,863	13,215
Real estate construction and land:
Commercial	—	—%	—	—%	—	—
Residential	—	—%	364	0.1%	2,081	—
Total real estate construction and land	—	—%	364	—%	2,081	—
Commercial:
Asset based	3,174	0.1%	2,118	0.1%	1,512	1,500
Venture capital	29,424	1.4%	11,687	0.6%	5,959	13,295
Cash flow	23,315	1.8%	53,908	1.7%	924	153
Equipment finance	30,938	4.7%	32,848	4.7%	344	218
Total commercial	86,851	1.2%	100,561	1.2%	8,739	15,166
Consumer	20	—%	339	0.1%	562	224
Total held for investment (1)	$155,784	0.9%	$170,599	1.1%	$45,245	$28,605
______________________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017.
The majority of the loans representing the increase in Non-PCI accruing and 30-89 days past due loans have subsequently been brought current, renewed, or are subject to guarantees.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	December 31,
Property Type	2017	2016
	(In thousands)
Construction and land development	$219	$11,224
Multi-family	—	652
Single family residence	1,019	—
Commercial real estate	64	—
Total OREO, net	1,302	11,876
Other foreclosed assets	27	1,100
Total foreclosed assets	$1,329	$12,976
Foreclosed assets decreased by $11.6 million during 2017 to $1.3 million at December 31, 2017 from $13.0 million at December 31, 2016 due to sales of $11.5 million and write-downs of $2.1 million, offset by additions of $2.0 million.

Performing Troubled Debt Restructured Loans Held for Investment
Non-PCI performing troubled debt restructured loans held for investment decreased by $8.1 million during 2017 to $56.8 million at December 31, 2017 from $65.0 million at December 31, 2016. The decrease was due to the transfer of performing troubled debt restructured loans to nonaccrual status of $1.5 million and payoffs and other reductions of $10.4 million, offset by transfers to performing troubled debt restructured loans held for investment from nonaccrual status of $1.1 million and additions of $2.7 million. At December 31, 2017, we had $47.6 million in real estate mortgage loans, $5.7 million in real estate construction and land loans, $3.5 million in commercial loans, and $0.1 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the number of performing troubled debt restructured loans were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.
Deposits
The following table presents a summary of our average deposit amounts and average rates paid during the years indicated:

	December 31, 2017		December 31, 2016		December 31, 2015
	Average	Average	Average	Average	Average	Average
Deposit Category	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$7,076,445	—	$6,370,452	—	$3,916,702	—
Interest checking deposits	1,928,249	0.45%	1,141,476	0.21%	786,702	0.13%
Money market deposits	5,027,453	0.46%	4,357,921	0.28%	2,473,556	0.19%
Savings deposits	707,301	0.16%	758,973	0.20%	747,688	0.27%
Time deposits	2,247,168	0.57%	2,996,953	0.51%	5,128,028	0.66%
Total deposits	$16,986,616	0.27%	$15,625,775	0.20%	$13,052,676	0.32%
The following table presents the balance of each major category of deposits as of the dates indicated:

	December 31,
	2017		2016		Increase
		% of		% of	(Decrease)
Deposit Category	Amount	Total	Amount	Total	in Amount
	(Dollars in thousands)
Noninterest-bearing deposits	$8,508,044	45%	$6,659,016	42%	$1,849,028
Interest checking deposits	2,226,885	12%	1,448,394	9%	778,491
Money market deposits	4,511,730	24%	3,705,385	23%	806,345
Savings deposits	690,353	4%	711,039	5%	(20,686)
Total core deposits	15,937,012	85%	12,523,834	79%	3,413,178
Non-core non-maturity deposits	863,202	4%	1,174,487	7%	(311,285)
Total non-maturity deposits	16,800,214	89%	13,698,321	86%	3,101,893
Time deposits $250,000 and under	1,709,980	9%	1,758,434	11%	(48,454)
Time deposits over $250,000	355,342	2%	413,856	3%	(58,514)
Total time deposits	2,065,322	11%	2,172,290	14%	(106,968)
Total deposits	$18,865,536	100%	$15,870,611	100%	$2,994,925

Total deposits increased by $3.0 billion during 2017 to $18.9 billion at December 31, 2017, due mainly to an increase in core deposits of $3.4 billion, offset partially by a decrease in non-core non-maturity deposits of $311.3 million and a decrease in time deposits of $107.0 million. At December 31, 2017, core deposits totaled $15.9 billion, or 85% of total deposits, including $8.5 billion of noninterest-bearing demand deposits, or 45% of total deposits. Core deposits obtained in the CUB acquisition totaled $2.7 billion. Our deposit base is also diversified by client type. As of December 31, 2017, no individual depositor represented more than 1.6% of our total deposits, and our top ten depositors represented 8.9% of our total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
Maturity	and Under	$250,000	Total
	(In thousands)
Due in three months or less	$631,937	$181,838	$813,775
Due in over three months through six months	515,851	101,147	616,998
Due in over six months through twelve months	446,089	54,272	500,361
Due in over 12 months through 24 months	77,405	9,870	87,275
Due in over 24 months	38,698	8,215	46,913
Total at December 31, 2017	$1,709,980	$355,342	$2,065,322
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At December 31, 2017, total off-balance sheet client investment funds were $2.1 billion, of which $1.7 billion was managed by S1AM.
Borrowings
The Bank has various available lines of credit. These include the ability to borrow funds from time to time on a long‑term, short‑term, or overnight basis from the FHLB, the FRBSF, or other financial institutions. The maximum amount that the Bank could borrow under its secured credit line with the FHLB at December 31, 2017 was $3.8 billion, of which $3.5 billion was available on that date. The maximum amount that the Bank could borrow under its secured credit line with the FRBSF at December 31, 2017 was $1.8 billion, all of which was available on that date. The FHLB and FRBSF secured credit lines are collateralized by qualifying loans. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the borrowing of overnight funds, subject to availability, of $135.0 million with the FHLB and $75.0 million with correspondent banks. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily.
The following table presents the composition of our borrowings outstanding as of the dates indicated:

	December 31,		Increase
Borrowing Type	2017	2016	(Decrease)
	(In thousands)
FHLB secured advances	$332,000	$735,000	$(403,000)
FHLB unsecured overnight advance	135,000	130,000	5,000
AFX borrowings	—	40,000	(40,000)
Non‑recourse debt	342	812	(470)
Total borrowings	467,342	905,812	(438,470)
Subordinated debentures	462,437	440,744	21,693
Total borrowings and subordinated debentures	$929,779	$1,346,556	$(416,777)

The FHLB secured advances and AFX borrowings decreased during 2017 due primarily to the utilization of the liquidity generated by the Cash Flow Loan Sale. For additional information regarding the Cash Flow Loan Sale, see "Recent Events - Loan Sales and Loans Held for Sale - Fourth Quarter 2017." The subordinated debentures increased due mainly to $12.4 million of subordinated debentures assumed in the CUB acquisition.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At December 31, 2017, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2017, such disallowed amounts were $0.2 million for the Company and $0.1 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
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
Beginning January 1, 2016, Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2017, the Company and Bank were in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5%, and 10.5%.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2017
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.66%	4.00%	4.00%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.91%	4.50%	5.75%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.91%	6.00%	7.25%	N/A	8.50%
Total capital (to risk weighted assets)	13.75%	8.00%	9.25%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.75%	4.00%	4.00%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.91%	4.50%	5.75%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.91%	6.00%	7.25%	8.00%	8.50%
Total capital (to risk weighted assets)	12.69%	8.00%	9.25%	10.00%	10.50%

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2016
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	11.91%	4.00%	4.00%	N/A	4.00%
CET1 capital (to risk weighted assets)	12.31%	4.50%	5.13%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	12.31%	6.00%	6.63%	N/A	8.50%
Total capital (to risk weighted assets)	15.56%	8.00%	8.63%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.40%	4.00%	4.00%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.78%	4.50%	5.13%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.78%	6.00%	6.63%	8.00%	8.50%
Total capital (to risk weighted assets)	12.72%	8.00%	8.63%	10.00%	10.50%
_______________________________________

(1)
Ratios for December 31, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017; ratios for December 31, 2016 reflect the minimum required plus capital conservation buffer phase-in for 2016.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. This includes $12.4 million of subordinated debentures we assumed in the CUB acquisition on October 20, 2017. The carrying value of subordinated debentures totaled $462.4 million at December 31, 2017. At December 31, 2017, none of the trust preferred securities were included in the Company's Tier I capital and $448.8 million were included in Tier II capital. For a more detailed discussion of our subordinated debentures, see "Item 1: Business - Supervision and Regulation - Capital Requirements."
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

Liquidity
Liquidity Management
The goals of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who have unfunded commitments. We have an Executive Management Asset/Liability Management Committee ("Executive ALM Committee") that is comprised of members of senior management and is responsible for managing commitments to meet the needs of customers while achieving our financial objectives. Our Executive ALM Committee meets regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB as of December 31, 2017 of $3.8 billion, collateralized by a blanket lien on $5.5 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $1.8 billion as of December 31, 2017 collateralized by liens on $2.3 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $135.0 million with the FHLB and $75.0 million with correspondent banks. As of December 31, 2017, there was a $135.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2017, there was no balance outstanding.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels as of the dates indicated:

	December 31,
Primary Liquidity - On-Balance Sheet	2017	2016	2015
	(Dollars in thousands)
Cash and due from banks	$233,215	$337,965	$161,020
Interest-earning deposits in financial institutions	165,222	81,705	235,466
Securities available-for-sale	3,774,431	3,223,830	3,559,437
Less: pledged securities	(449,187)	(425,511)	(421,574)
Total primary liquidity	$3,723,681	$3,217,989	$3,534,349

Ratio of primary liquidity to total deposits	19.7%	20.3%	22.6%

Secondary Liquidity - Off-Balance Sheet	December 31,
Available Secured Borrowing Capacity	2017	2016	2015
	(In thousands)
Total secured borrowing capacity with the FHLB	$3,789,949	$2,010,739	$2,454,462
Less: secured advances outstanding	(332,000)	(735,000)	(618,000)
Net secured borrowing capacity with the FHLB	3,457,949	1,275,739	1,836,462
Secured credit line with the FRBSF	1,766,188	2,210,692	2,078,292
Total secondary liquidity	$5,224,137	$3,486,431	$3,914,754

During 2017, the Company's primary liquidity increased by $505.7 million due primarily to a $550.6 million increase in securities available-for-sale, a $83.5 million increase in interest-earning deposits in financial institutions, offset by a $104.8 million decrease in cash and due from banks and a $23.7 million decrease in pledged securities. The Company's secondary liquidity increased by $1.7 billion during 2017 due to a $1.8 billion increase in the borrowing capacity on the secured credit line with the FHLB and a $403.0 million decrease in related advances outstanding, offset partially by a $444.5 million decrease in the borrowing capacity on the secured credit line with the FRBSF attributable to a decrease in loans pledged as collateral.
In addition to our primary liquidity, we generate liquidity from cash flow from our loan and securities portfolios and our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At December 31, 2017, core deposits totaled $15.9 billion and represented 85% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if corporate customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available off-balance sheet liquidity.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2017, brokered deposits totaled $1.6 billion, consisting of $732.2 million of brokered time deposits, $835.6 million of non-maturity brokered accounts, and $7.5 million of other brokered deposits. At December 31, 2016, brokered deposits totaled $1.6 billion, consisting of $405.5 million of brokered time deposits, $1.2 billion of non-maturity brokered accounts, and $12.2 million of other brokered deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2017, we were in compliance with all of our established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the year ended December 31, 2017, PacWest received $265 million in dividends from the Bank. Since the Bank had an accumulated deficit of $435 million at December 31, 2017, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At December 31, 2017, PacWest had $183.5 million in cash and due from banks, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program, which terminates on February 28, 2019. See "- Recent Events - Stock Repurchase Program" for additional information.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	December 31, 2017
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits(1)	$1,931,134	$107,539	$26,516	$133	$2,065,322
Short-term FHLB borrowings	467,000	—	—	—	467,000
Long-term debt obligations(1)	228	114	—	555,146	555,488
Contractual interest(2)	5,458	868	749	9	7,084
Operating lease obligations	30,574	53,642	36,840	34,107	155,163
Other contractual obligations	36,154	37,082	9,627	34,016	116,879
Total	$2,470,548	$199,245	$73,732	$623,411	$3,366,936
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are floating rate.

Operating lease obligations, time deposits, and debt obligations are discussed in Note 8. Premises and Equipment, Net, Note 9. Deposits, and Note 10. Borrowings and Subordinated Debentures of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third‑party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, commitments to purchase loans, and commitments under deferred compensation arrangements.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At December 31, 2017, our loan and lease-related commitments, including standby letters of credit, totaled $6.6 billion. These commitments, a portion of which result in funded loans and leases, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “- Liquidity - Liquidity Management,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counter-party banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the cross currency swaps that hedge those exposures. As of December 31, 2017, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $59.9 million and $31.0 million, and the U.S. Dollar notional amounts of cross currency swaps outstanding to hedge these foreign currency exposures were $61.9 million and $29.2 million. We recognized foreign currency gains of $0.3 million and $0.5 million for the years ended December 31, 2017 and 2016.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk
We measure our IRR position on at least a quarterly basis using two methods: (i) NII simulation analysis; and (ii) MVE modeling. The Executive ALM Committee and the Board Asset/Liability Management Committee review the results of these analyses quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre‑established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
We evaluated the results of our NII simulation model and MVE model prepared as of December 31, 2017, the results of which are presented below. Our NII simulation indicates that our balance sheet is asset-sensitive, while our MVE model indicates that our balance sheet had a slightly liability-sensitive profile. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2017. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at December 31, 2017. In order to arrive at the base case, we extend our balance sheet at December 31, 2017 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing spreads as of December 31, 2017. Based on such repricing, we calculate an estimated tax equivalent NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the substantial majority of our loans are variable rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (imbedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12 month NII simulation model as of December 31, 2017 assumes interest-bearing deposits reprice at 47% of the change in market rates (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed rate loans, variable rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the forward yield curve as the base scenario and shocking the base scenario given immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points as of the date indicated:

	Forecasted			Forecasted
	Net Interest	Percentage	Forecasted	Net Interest
December 31, 2017	Income	Change	Net Interest	Margin Change
Interest Rate Scenario	(Tax Equivalent)	From Base	Margin	From Base
	(Dollars in millions)
Up 300 basis points	$1,208.3	13.3%	5.63%	0.66%
Up 200 basis points	$1,163.1	9.1%	5.42%	0.45%
Up 100 basis points	$1,116.6	4.7%	5.20%	0.23%
BASE CASE	$1,066.3	—	4.97%	—
Down 100 basis points	$1,012.7	(5.0)%	4.72%	(0.25)%
Down 200 basis points	$978.2	(8.3)%	4.56%	(0.41)%
Down 300 basis points	$957.9	(10.2)%	4.46%	(0.51)%
Total base case year 1 tax equivalent NII was $1.1 billion at December 31, 2017 compared to $971.3 million at December 31, 2016. The $95.0 million increase in year 1 NII was due primarily to a $2.0 billion increase in the loan and lease portfolio balance attributable mainly to the CUB acquisition, offset partially by a 15 basis point decrease in the base case tax equivalent NIM.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short term rates increase faster than long term rates, and the least favorable alternate rate vector that we model is the “Bull Steepener,” when short term rates fall faster than long term rates. In the “Bear Flattener” scenario that we model, Year 1 tax equivalent NII increases by 3.8%, and in the “Bull Steepener” scenario that we model, Year 1 tax equivalent NII decreases by 2.7%.
Of the $17.0 billion of total loans in the portfolio, $11.1 billion have variable interest rate terms (excluding hybrid loans discussed below). At December 31, 2017, $10.6 billion of these variable rate loans have a loan rate higher than their floor rate, that allows them to reprice at their next reprice date upon a change in their index. Approximately 56% of the total variable rate loans have a LIBOR index rate. Of the $473 million of loans with rates below their floor rates at December 31, 2017, $320 million (67%) will rise above their floor rates with a 100 basis point increase in market rates.
Additionally, certain variable rate hybrid loans do not immediately reprice because the loans contain an initial fixed rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed rate to variable rate because the initial fixed rate term would expire were approximately $275 million, $488 million, and $779 million in the next one, two, and three years.

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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at December 31, 2017.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
December 31, 2017	Market Value	Change	Change	of Total	Market Value
Interest Rate Scenario	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Up 300 basis points	$6,512.1	$(66.1)	(1.0)%	26.1%	130.8%
Up 200 basis points	$6,541.4	$(36.8)	(0.6)%	26.2%	131.4%
Up 100 basis points	$6,566.2	$(12.0)	(0.2)%	26.3%	131.9%
BASE CASE	$6,578.2	$—	—	26.3%	132.2%
Down 100 basis points	$6,567.4	$(10.9)	(0.2)%	26.3%	131.9%
Down 200 basis points	$6,538.2	$(40.0)	(0.6)%	26.2%	131.4%
Down 300 basis points	$6,309.8	$(268.4)	(4.1)%	25.2%	126.8%
Total base case projected market value of equity was $6.6 billion at December 31, 2017 compared to $5.7 billion at December 31, 2016. The projected market value of equity increased by $918 million while our overall MVE sensitivity profile has remained relatively unchanged. The increase in base case market value of equity was due primarily to: (1) a $499 million increase in the book value of stockholders' equity, (2) a $325 million decrease in the mark-to-market adjustment for total deposits, (3) a $92 million increase in the mark-to-market adjustment for loans and leases, and (4) a $2 million decrease in the mark-to-market adjustment for subordinated debentures.

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
As of December 31, 2017, PacWest Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10‑K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PacWest Bancorp:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the auditor for the Company or its predecessors since 1982.
Los Angeles, California
February 28, 2018

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$233,215	$337,965
Interest-earning deposits in financial institutions	165,222	81,705
Total cash and cash equivalents	398,437	419,670
Securities available-for-sale, at fair value	3,774,431	3,223,830
Federal Home Loan Bank stock, at cost	20,790	21,870
Total investment securities	3,795,221	3,245,700
Loans held for sale, at lower of cost or fair value	481,100	—
Gross loans and leases held for investment	17,032,221	15,520,537
Deferred fees, net	(59,478)	(64,583)
Allowance for loan and lease losses	(139,456)	(157,238)
Total loans and leases held for investment, net	16,833,287	15,298,716
Equipment leased to others under operating leases	284,631	229,905
Premises and equipment, net	31,852	38,594
Foreclosed assets, net	1,329	12,976
Deferred tax asset, net	—	94,112
Goodwill	2,548,670	2,173,949
Core deposit and customer relationship intangibles, net	79,626	36,366
Other assets	540,723	319,779
Total assets	$24,994,876	$21,869,767

LIABILITIES:
Noninterest-bearing deposits	$8,508,044	$6,659,016
Interest-bearing deposits	10,357,492	9,211,595
Total deposits	18,865,536	15,870,611
Borrowings	467,342	905,812
Subordinated debentures	462,437	440,744
Accrued interest payable and other liabilities	221,963	173,545
Total liabilities	20,017,278	17,390,712

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at December 31, 2017 and 2016;
130,491,108 and 122,803,029 shares issued, respectively, includes 1,436,120 and 1,476,132
shares of unvested restricted stock, respectively)	1,305	1,228
Additional paid-in capital	4,287,487	4,162,132
Retained earnings	723,471	366,073
Treasury stock, at cost (1,708,230 and 1,519,360 shares at December 31, 2017 and 2016)	(65,836)	(56,360)
Accumulated other comprehensive income, net	31,171	5,982
Total stockholders' equity	4,977,598	4,479,055
Total liabilities and stockholders' equity	$24,994,876	$21,869,767

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$952,771	$924,294	$819,094
Investment securities	98,202	90,557	64,368
Deposits in financial institutions	1,543	1,061	476
Total interest income	1,052,516	1,015,912	883,938
Interest expense:
Deposits	45,694	31,512	41,503
Borrowings	3,638	2,259	554
Subordinated debentures	23,613	20,850	18,535
Total interest expense	72,945	54,621	60,592
Net interest income	979,571	961,291	823,346
Provision for credit losses	57,752	65,729	45,481
Net interest income after provision for credit losses	921,819	895,562	777,865
Noninterest income:
Service charges on deposit accounts	15,307	14,534	11,688
Other commissions and fees	41,422	47,126	31,586
Leased equipment income	37,700	33,919	24,023
Gain on sale of loans and leases	6,197	909	373
(Loss) gain on sale of securities	(541)	9,485	3,744
FDIC loss sharing expense, net	—	(8,917)	(18,246)
Other income	28,488	15,419	31,142
Total noninterest income	128,573	112,475	84,310
Noninterest expense:
Compensation	266,567	251,913	203,914
Occupancy	48,863	48,911	44,144
Data processing	26,575	24,356	18,617
Other professional services	17,353	16,478	13,760
Insurance and assessments	19,733	18,364	16,996
Intangible asset amortization	14,240	16,517	9,410
Leased equipment depreciation	20,767	20,899	13,603
Foreclosed assets expense (income), net	1,702	1,881	(668)
Acquisition, integration and reorganization costs	19,735	200	21,247
Loan expense	13,832	9,371	6,064
Other expense	46,294	41,211	34,952
Total noninterest expense	495,661	450,101	382,039
Earnings before income taxes	554,731	557,936	480,136
Income tax expense	(196,913)	(205,770)	(180,517)
Net earnings	$357,818	$352,166	$299,619

Earnings per share:
Basic	$2.91	$2.90	$2.79
Diluted	$2.91	$2.90	$2.79
Dividends declared per share	$2.00	$2.00	$2.00
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net earnings	$357,818	$352,166	$299,619
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities available-for-sale
arising during the year	42,190	(27,392)	6,490
Income tax (expense) benefit related to net unrealized holding (losses) gains
arising during the year	(17,481)	11,148	(2,869)
Unrealized net holding gains (losses) on securities available-for-sale, net of tax	24,709	(16,244)	3,621
Reclassification adjustment for net losses (gains) included in net earnings (1)	541	(9,485)	(3,744)
Income tax (benefit) expense related to reclassification adjustment	(61)	3,883	1,571
Reclassification adjustment for net losses (gains) included in net earnings,
net of tax	480	(5,602)	(2,173)
Other comprehensive income (loss), net of tax	25,189	(21,846)	1,448
Comprehensive income	$383,007	$330,320	$301,067
__________________________________

(1)	Entire amount recognized in "(Loss) gain on sale of securities" on the Consolidated Statements of Earnings.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Dollars in thousands)
Balance, December 31, 2014	103,022,017	$1,042	$3,807,167	$(285,712)	$(42,647)	$26,380	$3,506,230
Net earnings	—	—	—	299,619	—	—	299,619
Other comprehensive income -
net unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	1,448	1,448
Issuance of common stock for
acquisition of Square 1	18,135,845	181	797,252	—	—	—	797,433
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	435,387	5	15,625	—	—	—	15,630
Dividend reinvestment	1,300	—	58	—	—	—	58
Restricted stock surrendered	(180,822)	—	—	—	(8,400)	—	(8,400)
Tax effect from vesting of
restricted stock	—	—	841	—	—	—	841
Cash dividends paid	—	—	(215,168)	—	—	—	(215,168)
Balance, December 31, 2015	121,413,727	1,228	4,405,775	13,907	(51,047)	27,828	4,397,691
Net earnings	—	—	—	352,166	—	—	352,166
Other comprehensive loss -
net unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(21,846)	(21,846)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	664,135	7	23,312	—	—	—	23,319
Restricted stock surrendered	(141,358)	—	—	—	(5,313)	—	(5,313)
Common stock repurchased under
Stock Repurchase Program	(652,835)	(7)	(27,924)	—	—	—	(27,931)
Tax effect from vesting of
restricted stock	—	—	4,406	—	—	—	4,406
Cash dividends paid	—	—	(243,437)	—	—	—	(243,437)
Balance, December 31, 2016	121,283,669	1,228	4,162,132	366,073	(56,360)	5,982	4,479,055
Cumulative effect of change in
accounting principle (1)	—	—	711	(420)	—	—	291
Net earnings	—	—	—	357,818	—	—	357,818
Other comprehensive income -
net unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	25,189	25,189
Issuance of common stock for
acquisition of CU Bancorp	9,298,451	93	446,140	—	—	—	446,233
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	470,855	5	25,563	—	—	—	25,568
Restricted stock surrendered	(188,870)	—	—	—	(9,476)	—	(9,476)
Common stock repurchased under
Stock Repurchase Program	(2,081,227)	(21)	(99,656)	—	—	—	(99,677)
Cash dividends paid	—	—	(247,403)	—	—	—	(247,403)
Balance, December 31, 2017	128,782,878	$1,305	$4,287,487	$723,471	$(65,836)	$31,171	$4,977,598
________________________

(1)	Impact due to adoption on January 1, 2017 of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net earnings	$357,818	$352,166	$299,619
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,029	32,884	24,885
Amortization of net premiums on securities available-for-sale	41,450	39,797	19,675
Amortization of intangible assets	14,240	16,517	9,410
Provision for credit losses	57,752	65,729	45,481
Gain on sale of foreclosed assets, net	(871)	(837)	(2,967)
Provision for losses on foreclosed assets	2,138	2,576	5,228
Gain on sale of loans and leases, net	(6,197)	(909)	(373)
(Gain) loss on sale of premises and equipment	(386)	78	(28)
Loss (gain) on sale of securities, net	541	(9,485)	(3,744)
Gain on BOLI death benefits	(1,050)	(539)	—
Unrealized gain on derivatives and foreign currencies, net	(429)	(202)	(160)
Earned stock compensation	25,568	23,319	15,630
Loss on sale of PWEF leasing unit	—	720	—
Decrease in deferred income taxes, net	76,860	53,556	149,664
Tax effect of restricted stock vesting included in stockholders' equity	—	(4,406)	(841)
(Increase) decrease in other assets	(118,477)	6,441	48,172
Increase (decrease) in accrued interest payable and other liabilities	2,982	3,702	(15,773)
Net cash provided by operating activities	483,968	581,107	593,878

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	160,318	—	260,936
Net cash used in branch sale	—	(178,792)	—
Net increase in loans and leases	(1,303,752)	(1,257,734)	(1,105,925)
Proceeds from sales of loans and leases	1,322,456	121,053	31,993
Proceeds from maturities and paydowns of securities available-for-sale	435,925	250,170	144,847
Proceeds from sales of securities available-for-sale	759,300	393,509	1,035,926
Purchases of securities available-for-sale	(1,298,105)	(375,261)	(992,680)
Net redemptions (purchases) of Federal Home Loan Bank stock	12,982	(2,160)	23,686
Proceeds from sales of foreclosed assets	12,345	8,186	32,812
Purchases of premises and equipment, net	(7,919)	(8,183)	(8,929)
Proceeds from sales of premises and equipment	10,309	24	146
Proceeds from sale of leasing unit	—	138,955	—
Proceeds from BOLI death benefits	2,478	3,238	—
Net increase in equipment leased to others under operating leases	(73,596)	(51,557)	(65,309)
Net cash provided by (used in) investing activities	32,741	(958,552)	(642,497)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	343,663	490,997	685,742
Net decrease in interest-bearing deposits	(63,700)	(104,021)	(569,706)
Net (decrease) increase in borrowings	(461,349)	285,928	238,512
Common stock repurchased and restricted stock surrendered	(109,153)	(33,244)	(8,400)
Tax effect of restricted stock vesting included in stockholders' equity	—	4,406	841
Cash dividends paid, net	(247,403)	(243,437)	(215,110)
Net cash (used in) provided by financing activities	(537,942)	400,629	131,879
Net (decrease) increase in cash and cash equivalents	(21,233)	23,184	83,260
Cash and cash equivalents, beginning of year	419,670	396,486	313,226
Cash and cash equivalents, end of year	$398,437	$419,670	$396,486

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$69,477	$54,389	$65,868
Cash paid for income taxes	208,066	133,897	16,602
Loans transferred to foreclosed assets	580	781	13,472
Transfers from loans held for investment to loans held for sale	481,100	—	—
Partnership interest transferred to equipment leased to others under operating leases	—	—	20,833
Common stock issued in acquisitions	446,233	—	797,433

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
We are focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 76 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank divisions. Our CapitalSource Division provides asset-based, real estate, equipment, and cash flow loans and treasury management services to established middle market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including treasury management and investment management services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, compensation and general operating expenses.
We completed 29 acquisitions from May 1, 2000 through December 31, 2017, including the acquisitions of CUB on October 20, 2017 and Square 1 on October 6, 2015. Our acquisitions were accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities were included in the consolidated financial statements from their respective acquisition dates. See Note 3. Acquisitions for more information about the CUB and Square 1 acquisitions.
In the fourth quarter of 2017, we sold $1.5 billion of cash flow loans and exited our CapitalSource Division origination operations related to general, technology, and healthcare cash flow loans. As of December 31, 2017, $1.0 billion of the loans sold had settled while $481.1 million were classified as held for sale. The sales of the loans held for sale at December 31, 2017 settled in the first quarter of 2018.
(a) Accounting Standards Adopted in 2017
Effective January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Accounting." ASU 2016-09 changed aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The recognition of excess tax benefits and tax deficiencies in the income statement was adopted prospectively. Income tax benefits of $1.5 million were recognized during the year ended December 31, 2017 as a result of the adoption of ASU 2016-09. We expect the requirements of ASU 2016-09 to result in fluctuations in our effective tax rate from period to period based upon the timing of share-based award vestings.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Effective July 1, 2017, the Company early-adopted ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for discounts on callable debt securities was not impacted. The adoption of this ASU had no material impact on the Company's consolidated financial position, results of operations, or cash flows.
(b) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles, which we may refer to as U.S. GAAP. In the opinion of management, all significant intercompany accounts and transactions have been eliminated and adjustments, consisting solely of normal recurring accruals and considered necessary for the fair presentation of financial statements have been included.
(c) Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of intangible assets, the fair value estimates of assets acquired and liabilities assumed in acquisitions and the realization of deferred tax assets/liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
As described in Note 3. Acquisitions below, we completed the CUB acquisition on October 20, 2017 and the Square 1 acquisition on October 6, 2015. The acquired assets and liabilities in each of these acquisitions were measured at their estimated fair values. Management made significant estimates and exercised significant judgment in estimating such fair values and accounting for the acquired assets and assumed liabilities in each of these transactions.
(d) Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. On the consolidated statements of earnings a new line is presented for "Loan expense," as that category exceeded the disclosure materiality threshold in 2017, which previously had been included as part of "Other expense." Included in loan expense are legal fees and other costs related to servicing our loans. Prior to 2017, time deposits disclosures were presented as: (1) under $100,000, and (2) $100,000 or more. We are now using the current FDIC insurance limit of $250,000 and presenting the categories as: (1) $250,000 and under, and (2) over $250,000.
(e) Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of: (1) cash and due from banks, and (2) interest‑earning deposits in financial institutions. Interest‑earning deposits in financial institutions represent mostly cash held at the FRBSF, the majority of which is immediately available.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Premiums on callable securities are amortized to the earliest call date. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. Declines in the fair value of debt securities classified as available-for-sale are reviewed to determine whether the impairment is other-than-temporary. This review considers a number of factors, including the severity of the decline in fair value, current market conditions, historical performance of the security, risk ratings and the length of time the security has been in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, then an other-than-temporary impairment is considered to have occurred. The cost basis of the security is written down to its estimated fair value and the amount of the write‑down is recognized through a charge to earnings.
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
Acquired non‑impaired loans. Acquired non‑impaired loans are those loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Acquired non‑impaired loans, together with originated loans, are referred to as Non‑PCI loans. Purchase discounts or premiums on acquired non‑impaired loans are recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.
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
The excess of the undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. PCI loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is uncertain, then recognition of interest income will be suspended. All cash payments received will be recognized as a reduction of the recorded investment until satisfied. Cash payments received in excess of the recorded investment will be recorded as interest income on a cash basis.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
We also have operating leases where we purchase equipment which is then leased to our customers. We receive periodic rental income payments, which are recorded as "Noninterest income" in the consolidated statements of earnings, and the equipment remains on our balance sheet and is depreciated according to our fixed asset accounting policy.
Loans and leases held for sale. As part of our management of the loans and leases held in our portfolio, on occasion we will transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan and lease loss is charged off and the carrying value of the loan is adjusted to the lower of cost or estimated fair value. The net deferred fees and costs associated with loans held for sale are deferred (not accreted or amortized to interest income) until the related loans are sold. Gains or losses on the sale of these loans are recorded as "Noninterest income" in the consolidated statements of earnings.
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
A loan that has been placed on nonaccrual status that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period of time, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or circumstances. A loan that has not been placed on nonaccrual status may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves maturity extensions, a reduction in the loan interest rate and/or a change to interest‑only payments for a period of time. The restructured loan is considered impaired despite the accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s original effective interest rate or based on the fair value of the collateral if the loan is collateral-dependent.
(h) Allowances for Credit Losses
Allowance for credit losses on Non‑PCI loans and leases held for investment. The allowance for credit losses on Non-PCI loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The following discussion is for Non-PCI loans and leases and the related allowance for credit losses. Refer to "—Allowance for loan losses on PCI loans held for investment" for the allowance policy on PCI loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
The allowance for credit losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon our review of the credit quality of the loan and lease portfolio, which includes loan and lease payment trends, borrowers' compliance with loan agreements, borrowers' current and budgeted financial performance, collateral valuation trends, and current economic factors and external conditions that may affect our borrowers' ability to make payments to us in accordance with their contractual loan agreements. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors which are applied to the population of unimpaired loans and leases to estimate our general reserves. The quantitative loss factors are the average charge-offs experienced over a prescribed historical look-back period on loans and leases pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings or higher historical loss experience have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current collateral values and performance trends, and the loan portfolio's current composition and credit performance trends.
The quantitative estimation of the allowance for credit losses at December 31, 2017 considered actual historical loan and lease charge-off experience over a 31-quarter look-back period starting with the first quarter of 2010. This look-back period is inclusive of the average timeframe over which charge-offs typically occur following loan or lease origination. The estimation of the allowance for credit losses at December 31, 2016 considered actual historical loan and lease charge-off experience over a 27-quarter look-back period starting with the first quarter of 2010. The increase in the historical look-back period to a 31-quarter look-back period at December 31, 2017 from 27 quarters at December 31, 2016 allows the look-back period to capture sufficient loss observations and is relevant to the current portfolio; in a good economic cycle with less frequent loss events, management believes a longer look-back period is more appropriate to reflect the level of incurred losses over an entire economic cycle. When estimating the general reserve component for the various pools of similar loan types, the loss factors applied to the loan pools consider the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings. We recognize that the determination of the allowance for credit losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans on a regular basis.
The qualitative criteria we consider when establishing the loss factors include the following:

•	current economic trends and forecasts;

•	current collateral values, performance trends, and overall outlook in the markets where we lend;

•	legal and regulatory matters that could impact our borrowers’ ability to repay our loans and leases;

•	loan and lease portfolio composition and any loan concentrations;

•	current lending policies and the effects of any new policies or policy amendments;

•	loan and lease production volume and mix;

•	loan and lease portfolio credit performance trends;

•	results of our independent credit review; and

•	changes in management related to credit administration functions.
We estimate the reserve for unfunded commitments using the same loss factors as used for the allowance for loan and lease losses. The reserve for unfunded commitments is computed using expected future usage of the unfunded commitments based on historical usage of unfunded commitments for the various loan types.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In addition, we may refer to the loans and leases with assigned credit risk ratings of "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 6. Loans and Leases.
Management believes the allowance for credit losses is appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio and the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience, for example, increased levels of borrower loan defaults, borrowers' noncompliance with our loan agreements, adverse changes in collateral values, or negative changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the established allowance will be sufficient to absorb future losses.
Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Our regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.
Allowance for loan losses on PCI loans held for investment. We measure the allowance for loan losses for PCI loans held for investment at the end of each financial reporting period based on expected cash flows of our PCI loans. Decreases or increases in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are recognized by recording a provision or negative provision, respectively, for loan losses on such loans. For example, generally a decrease in the expected cash flows of PCI loans would result in an additional reserve requirement and a provision for PCI loan losses would be recorded.
(i) Land, Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is charged to "Noninterest expense" in the consolidated statements of earnings using the straight‑line method over the estimated useful lives of the assets. The estimated useful lives of furniture, fixtures and equipment range from 3 to 7 years and for buildings up to 35 years. Leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter.
(j) Foreclosed Assets
Foreclosed assets include OREO and repossessed non-real estate assets. Foreclosed assets are initially recorded at the estimated fair value of the property, based on current independent appraisals obtained at the time of acquisition, less estimated costs to sell, including senior obligations such as delinquent property taxes. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition less estimated costs to sell is charged to the allowance for loan losses. Any subsequent write‑downs are charged to "Noninterest expense" in the consolidated statements of earnings and recognized through a foreclosed assets valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the foreclosed assets valuation allowance, but not below zero, and are credited to "Noninterest expense." Gains and losses on the sale of foreclosed assets and operating expenses of such assets are included in "Noninterest expense."
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
(l) Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the consolidated statements of earnings.
Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values. CDI and CRI are recognized apart from goodwill at the time of acquisition based on market valuations. In preparing such valuations, variables considered included deposit servicing costs, attrition rates, and market discount rates. CDI assets are amortized to expense over their useful lives, which we have estimated to range from 7 to 10 years. CRI assets are amortized to expense over their useful lives, which we have estimated to range from 4 to 7 years. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired. Both CDI and CRI are reviewed for impairment quarterly or earlier if events or changes in circumstances indicate that their carrying values may not be recoverable. If the recoverable amount of either CDI or CRI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset’s fair value at that time. If the fair value is below the carrying value, then the intangible asset is reduced to such fair value; an impairment loss for such amount would be recognized as a charge to "Noninterest expense" in the consolidated statements of earnings.
(m) Stock-Based Compensation
The Company issues stock-based compensation instruments consisting of TRSAs and PRSUs. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU’s is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable.
Unvested TRSAs participate with common stock in any dividends declared and paid. Dividends are paid on unvested TRSAs and are charged to equity and the related tax impact is recorded to income tax expense. Dividends paid on forfeited TRSAs are charged to compensation expense. Unvested PRSUs participate with common stock in any dividends declared, but are paid only on the shares which ultimately vest, if any, at the end of the three-year performance period. At the time of vesting, the vested shares are entitled to receive cumulative dividends declared and paid during the three-year performance period. Such dividends are accrued during the three-year performance period at the estimated level of shares to be received by the award holder.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(n) Derivative Instruments
Our derivative contracts primarily manage the foreign currency risk associated with certain assets and liabilities. As of December 31, 2017, all of our derivatives were held for risk management purposes and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These derivatives provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received on assets and liabilities denominated in foreign currencies as the result of changes to exchange rates. Our derivatives are recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in "Noninterest income - other" in the consolidated statements of earnings. At December 31, 2017, our derivative contracts had a notional value of $91.1 million.
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures.
(o) Investments That Do Not Have Readily Determinable Fair Values
Investments in common or preferred stock that are not publicly traded are considered equity investments that do not have a readily determinable fair value. If we have the ability to significantly influence the operating and financial policies of the investee, these investments are accounted for pursuant to the equity method of accounting. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or similarly structured entity. Our investment carrying values are included in other assets and our share of earnings and losses in equity method investees is included in "Noninterest income - other" on the consolidated statements of earnings. If we do not have significant influence over the investee, the cost method is used to account for the equity interest.
Investments accounted for using the cost or equity method of accounting are evaluated for other-than-temporary impairment quarterly. An impairment exists when the estimated fair value for each investment is less than its carrying value. If an impairment exists, then such impairment is evaluated for whether it is considered to be temporary or other-than-temporary. In determining whether an other-than-temporary decline in value exists, management evaluates information such as budgets, business plans, and financial statements of the investee in addition to quoted market prices, if any. Factors indicative of an other-than-temporary decline in value include, but are not limited to, recurring operating losses and credit defaults. If we determine that an investment has sustained an other-than-temporary decline in its value, then the equity interest is written down to its estimated fair value as a reduction to "Noninterest income - other" and a new carrying value for the investment is established.
Realized gains or losses resulting from the sale of investments are calculated using the specific identification method and are included in "Noninterest income - other."
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
(s) Business Segments
We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent. As of December 31, 2017, 2016, and 2015, we operated as one reportable segment. The factors considered in making this determination include the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the discrete financial information reviewed by our key decision makers. Through our network of banking offices nationwide, our entire operations provide relationship-based banking products, services and solutions for small to mid-sized companies, entrepreneurial businesses, venture capital and private equity investors, real estate investors, professionals and other individuals. Our products and services include commercial real estate, multi-family, commercial business, construction and land, consumer and government-guaranteed small business loans, business and personal deposit products, and treasury cash management services.
(t) Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017. We have completed our assessment and implementation for adopting this new standard. We determined that substantially all of the Company's revenues, such as net interest income, are excluded from the scope of the new standard. For the noninterest income revenue streams determined to be within the scope of the new standard, we examined customer contracts to determine the appropriate accounting for those contracts under the new standard. The changes to our accounting, operations, and internal controls related to implementing the requirements of the new standard were not significant. The Company will adopt this standard effective January 1, 2018, and we have determined that there will be no cumulative effect adjustment to retained earnings as a result of adopting the new standard, nor will the standard have a material impact on our consolidated financial statements including the timing or amounts of revenue recognized.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which will significantly change the income statement impact of equity investments and the recognition of changes in fair value of financial liabilities when the fair value option is elected. For equity investments with readily determinable fair values, entities must measure these investments at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost, adjusted for changes in observable prices, minus impairment. Changes in measurement under either alternative must be recognized in net income. ASU 2016-01 will be effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities, which does not apply to the Company. The Company will adopt this standard effective January 1, 2018 and the standard will not have a material impact on its consolidated financial position or results of operations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which, among other things, requires lessees to recognize most leases on-balance sheet, which will result in an increase in their reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases, and is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company will adopt the standard effective January 1, 2019. The current ASU mandates a modified retrospective transition method for all entities, however the FASB has proposed an optional transition method where the Company could elect to record a cumulative effect adjustment to retained earnings at the date of adoption. The Company has reviewed its current lessee portfolio and is assessing the impact of the new standard on its financial statements, related disclosures, systems, and internal controls. The accounting changes are expected to relate primarily to its leased branches and office space which are currently accounted for as operating leases. For information on our future minimum lease payments refer to Note 8. Premises and Equipment, Net. The Company has not yet determined the quantitative effect ASU 2016-02 will have on its consolidated financial position and results of operations.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which significantly changes the way entities recognize credit losses and impairment of many financial assets. Currently, the credit loss and impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the new current expected credit loss ("CECL") model, the new standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The forward-looking concept of CECL to estimate future credit losses will broaden the range of data to consider including, but not limited to, past and current events and conditions along with reasonable and supportable forecasts that affect expected collectability. The new standard will also add new disclosure requirements. The Company has set up a multidisciplinary project team, developed an implementation plan, selected a software solution, completed the readiness assessment, and has started the implementation phase of the project. The Company, with the assistance of a third party adviser, has begun to work on: (1) developing a new expected loss model with supportable assumptions, (2) identifying data, reporting, and disclosure gaps, (3) assessing updates to accounting policies, and (4) documenting new processes and controls. ASU 2016-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with earlier adoption permitted. The Company plans to adopt this standard on January 1, 2020. Entities are required to use a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the adoption date. The new standard will be significant to the policies, processes, and methodology used to determine credit losses, however the Company has not yet determined the quantitative effect ASU 2016-13 will have on its consolidated financial position and results of operations.
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
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which provides a new framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for interim and annual periods in fiscal years beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018 and does not expect ASU 2017-01 to have a material impact on its consolidated financial position or results of operations.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. ASU 2017-04 instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit's fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. The Company does not expect ASU 2017-04 to have a material impact on its consolidated financial position or results of operations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies what constitutes a modification of a share-based payment award. ASU 2017-09 is effective for interim and annual periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company will adopt this standard effective January 1, 2018 and does not expect ASU 2017-09 to have a material impact on its consolidated financial position or results of operations.
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA (or portion thereof) is recorded. ASU 2018-02 is effective for interim and annual periods in fiscal years beginning after December 15, 2018. Early adoption is permitted and the proposed amendments should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company will adopt this standard effective January 1, 2018 and does not expect ASU 2018-02 to have a material impact on its consolidated financial position or results of operations.
NOTE 2. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the years ended December 31, 2017 and 2016 were $77.6 million and $67.7 million, respectively.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3.  ACQUISITIONS
The following assets acquired and liabilities assumed of the acquired entities are presented at estimated fair value as of their respective acquisition dates:

	Acquisition and Date Acquired
	CU Bancorp	Square 1 Financial, Inc.
	October 20, 2017	October 6, 2015
	(In thousands)
Assets Acquired:
Cash and due from banks	$51,857	$24,867
Interest‑earning deposits in financial institutions	332,799	236,069
Securities available‑for‑sale	446,980	2,193,538
FHLB stock	11,902	2,787
Loans and leases	2,075,890	1,553,720
Premises and equipment	2,981	1,927
Goodwill	374,721	446,069
Core deposit and customer relationship intangibles	57,500	45,426
Other assets	103,498	106,757
Total assets acquired	$3,458,128	$4,611,160

Liabilities Assumed:
Noninterest‑bearing deposits	$1,510,285	$2,549,000
Interest‑bearing deposits	1,209,597	1,240,635
Borrowings	22,879	—
Subordinated debentures	12,372	—
Accrued interest payable and other liabilities	32,424	24,092
Total liabilities assumed	$2,787,557	$3,813,727
Total consideration paid	$670,571	$797,433

Summary of consideration:
Cash paid	$224,338	$—
PacWest common stock issued	446,233	797,433
Total	$670,571	$797,433
CU Bancorp Acquisition
On October 20, 2017, we completed the acquisition of CUB. As part of the acquisition, CU Bank, a wholly-owned subsidiary of CUB, was merged with and into PacWest's wholly-owned banking subsidiary, Pacific Western Bank.
Under the terms of the Agreement and Plan of Merger, each CUB common share, except dissenting shares, and each restricted stock award was converted into the right to receive 0.5308 of a share of PacWest common stock and $12.00 in cash, and each outstanding CUB stock option was settled in cash pursuant to terms of the Agreement and Plan of Merger. PacWest issued an aggregate of approximately 9.3 million shares of PacWest common stock and paid $224.3 million in cash to CUB common shareholders and equity award holders. Based on the closing price of PacWest’s common stock on October 20, 2017 of $47.99 per share, the aggregate consideration paid to CUB common shareholders and equity awards holders was $670.6 million. Former holders of CUB common stock as a group received shares of PacWest common stock in the acquisition constituting approximately 7% of the outstanding shares of PacWest common stock immediately after the acquisition.
CU Bank was a commercial bank headquartered in Los Angeles, California. We completed the acquisition to, among other things, enhance our Southern California community bank franchise by adding a $2.1 billion loan portfolio and $2.7 billion of core deposits.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The CUB acquisition has been accounted for under the acquisition method of accounting. We acquired $3.5 billion of assets and assumed $2.8 billion of liabilities upon closing of the acquisition. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The fair value of the acquired net tax assets, once the final tax returns have been filed, may change. The application of the acquisition method of accounting resulted in goodwill of $374.7 million. All of the recognized goodwill is non-deductible for tax purposes.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2014	$1,720,479
Adjustment to acquired CapitalSource Inc. tax assets	7,901
Addition from the Square 1 acquisition	447,911
Balance, December 31, 2015	2,176,291
Adjustment to acquired Square 1 tax assets	(1,842)
Reduction due to sale of PWEF leasing unit	(500)
Balance, December 31, 2016	2,173,949
Addition from the CUB acquisition	374,721
Balance, December 31, 2017	$2,548,670
Goodwill adjustments include: (1) the 2016 finalization of the fair value of the tax assets acquired in the Square 1 acquisition, (2) the 2016 reduction of goodwill in connection with the sale of the PWEF leasing unit, and (3) the 2015 finalization of the fair value of the tax assets acquired in the CapitalSource merger. The finalization of the day one fair value of the acquired Square 1 tax assets was due to completion of the 2015 tax returns. Through the sale of the PWEF leasing unit on March 31, 2016, $0.5 million of goodwill was allocated to this business group; as such, a goodwill reduction was included in the $0.7 million loss on sale of the PWEF leasing unit and included in "Other income" in the consolidated statements of earnings.
We perform our annual goodwill impairment testing in the fourth quarter. In the fourth quarter of 2017, we evaluated the carrying value of our goodwill and determined that it was not impaired.
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The weighted average amortization period remaining for all of our CDI and CRI as of December 31, 2017 is 5.0 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $24.4 million for 2018, $19.6 million for 2019, $15.3 million for 2020, $11.7 million for 2021 and $7.9 million for 2022.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of year	$64,187	$95,524	$53,090
Additions due to acquisitions	57,500	—	45,426
Fully amortized portion	(2,190)	(29,637)	(2,992)
Reduction due to sale of PWEF leasing unit	—	(1,700)	—
Balance, end of year	119,497	64,187	95,524
Accumulated Amortization:
Balance, beginning of year	(27,821)	(42,304)	(35,886)
Amortization	(14,240)	(16,517)	(9,410)
Fully amortized portion	2,190	29,637	2,992
Reduction due to sale of PWEF leasing unit	—	1,363	—
Balance, end of year	(39,871)	(27,821)	(42,304)
Net CDI and CRI, end of year	$79,626	$36,366	$53,220

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5.  INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	December 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$243,375	$3,743	$(844)	$246,274	$499,185	$6,222	$(2,964)	$502,443
Agency CMOs	277,638	968	(2,897)	275,709	145,258	1,528	(497)	146,289
Private label CMOs	122,816	3,813	(642)	125,987	122,707	4,199	(1,437)	125,469
Municipal securities	1,627,707	53,700	(1,339)	1,680,068	1,447,064	15,406	(6,011)	1,456,459
Agency commercial MBS	1,169,969	2,758	(8,758)	1,163,969	555,552	1,798	(9,658)	547,692
Corporate debt securities	17,000	2,295	—	19,295	47,100	680	(271)	47,509
Collateralized loan obligations	6,960	55	—	7,015	155,440	1,685	(238)	156,887
SBA securities	160,214	695	(575)	160,334	179,085	510	(750)	178,845
Asset-backed and other securities	95,846	938	(1,004)	95,780	62,264	358	(385)	62,237
Total	$3,721,525	$68,965	$(16,059)	$3,774,431	$3,213,655	$32,386	$(22,211)	$3,223,830
See Note 12. Fair Value Measurements for information on fair value measurements and methodology.
As of December 31, 2017, securities available‑for‑sale with a fair value of $449.2 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
Realized gains or losses in the consolidated statements of earnings resulting from the sale of securities are calculated using the specific identification method and included in (loss) gain on sale of securities. During the year ended December 31, 2017, we sold $355.4 million of securities available-for-sale for a gross realized gain of $3.3 million and a gross realized loss of $3.8 million. We also sold $404.5 million of the $447.0 million of securities obtained in the CUB acquisition for no gain or loss as they were marked to fair value at the time of acquisition. During the year ended December 31, 2016, we sold $384.0 million of securities available-for-sale for a gross realized gain of $11.1 million and a gross realized loss of $1.6 million. During the year ended December 31, 2015, we sold $208.4 million of securities available-for-sale for a gross realized gain of $4.5 million and a gross realized loss of $0.7 million. We also sold $823.8 million of the $2.2 billion of securities obtained in the Square 1 acquisition for no gain or loss as they were marked to fair value at the time of acquisition.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, as of the dates indicated:

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$44,795	$(311)	$26,010	$(533)	$70,805	$(844)
Agency CMOs	163,014	(2,452)	20,928	(445)	183,942	(2,897)
Private label CMOs	50,521	(500)	5,035	(142)	55,556	(642)
Municipal securities	67,936	(365)	32,326	(974)	100,262	(1,339)
Agency commercial MBS	579,373	(3,777)	129,060	(4,981)	708,433	(8,758)
SBA securities	74,904	(575)	—	—	74,904	(575)
Asset-backed and other securities	46,237	(948)	10,473	(56)	56,710	(1,004)
Total	$1,026,780	$(8,928)	$223,832	$(7,131)	$1,250,612	$(16,059)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$149,281	$(1,691)	$122,902	$(1,273)	$272,183	$(2,964)
Agency CMOs	44,111	(416)	25,316	(81)	69,427	(497)
Private label CMOs	49,067	(906)	30,155	(531)	79,222	(1,437)
Municipal securities	644,424	(6,011)	—	—	644,424	(6,011)
Agency commercial MBS	349,550	(9,658)	—	—	349,550	(9,658)
Corporate debt securities	29,829	(271)	—	—	29,829	(271)
Collateralized loan obligations	12,450	(37)	39,231	(201)	51,681	(238)
SBA securities	69,293	(407)	39,024	(343)	108,317	(750)
Asset-backed and other securities	18,213	(309)	7,851	(76)	26,064	(385)
Total	$1,366,218	$(19,706)	$264,479	$(2,505)	$1,630,697	$(22,211)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reviewed the securities that were in an unrealized loss position at December 31, 2017 and 2016, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated.

	December 31, 2017
	Amortized	Fair
Maturity	Cost	Value
	(In thousands)
Due in one year or less	$14,398	$15,091
Due after one year through five years	375,559	378,522
Due after five years through ten years	1,128,639	1,130,138
Due after ten years	2,202,929	2,250,680
Total securities available-for-sale	$3,721,525	$3,774,431
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
FHLB Stock
In connection with outstanding FHLB advances, the Bank owned FHLB stock carried at cost of $20.8 million and $21.9 million at December 31, 2017 and 2016. At December 31, 2017 and 2016, the Bank was required to own FHLB stock at least equal to 2.7% of outstanding FHLB advances. During the year ended December 31, 2017, FHLB stock decreased by $1.1 million due to $25.8 million in redemptions, offset partially by $12.8 million in purchases and $11.9 million acquired in the acquisition of CUB. We evaluated the carrying value of our FHLB stock investment at December 31, 2017, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Taxable interest	$52,981	$46,097	$35,103
Non-taxable interest	43,355	41,885	25,219
Dividend income	1,866	2,575	4,046
Total interest income on investment securities	$98,202	$90,557	$64,368

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6.  LOANS AND LEASES
Our loan and lease portfolio includes originated and purchased loans and leases. Originated and purchased loans and leases for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that we would collect all contractually due payments, are referred to collectively as Non-PCI loans. Generally, PCI loans are purchased loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and for which it was probable that collection of all contractually due payments was unlikely.
Non-PCI loans are carried at the principal amount outstanding, net of deferred fees and costs, and net of purchase discounts and premiums for acquired loans. Deferred fees and costs and purchase discounts and premiums on acquired non-impaired loans are recognized as an adjustment to interest income over the contractual life of the loans primarily using the effective interest method or recognized as income when the related loans are paid off or sold.
PCI loans are accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” For PCI loans, at the time of acquisition, we estimate the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The difference between the undiscounted expected cash flows and the estimated fair value of the acquired loans is the accretable yield. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.
Loans Held for Sale
In the fourth quarter of 2017, we sold $1.5 billion of cash flow loans and exited our CapitalSource Division origination operations related to general, technology, and healthcare cash flow loans. As of December 31, 2017, $1.0 billion of the loans sold had settled, while $481.1 million were classified as held for sale. The loans held for sale at December 31, 2017 settled in the first quarter of 2018. In connection with the loan sale and transfer of loans to held for sale, we recognized $2.2 million in charge-offs during the fourth quarter of 2017 to record the loans at the lower of cost or fair value.
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	December 31, 2017			December 31, 2016
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$7,815,355	$53,658	$7,869,013	$5,635,675	$92,793	$5,728,468
Real estate construction and land	1,611,287	—	1,611,287	975,032	2,409	977,441
Commercial	7,137,978	4,158	7,142,136	8,426,236	12,994	8,439,230
Consumer	409,551	234	409,785	375,149	249	375,398
Total gross loans and leases held for
investment	16,974,171	58,050	17,032,221	15,412,092	108,445	15,520,537
Deferred fees, net	(59,464)	(14)	(59,478)	(64,562)	(21)	(64,583)
Total loans and leases held for investment,
net of deferred fees	16,914,707	58,036	16,972,743	15,347,530	108,424	15,455,954
Allowance for loan and lease losses	(133,012)	(6,444)	(139,456)	(143,755)	(13,483)	(157,238)
Total loans and leases held for
investment, net	$16,781,695	$51,592	$16,833,287	$15,203,775	$94,941	$15,298,716

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Non‑PCI Loans and Leases Held for Investment
The following tables present an aging analysis of our Non‑PCI loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated:

	December 31, 2017
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$29,070	$9,107	$38,177	$5,323,310	$5,361,487
Residential	6,999	2,022	9,021	2,428,483	2,437,504
Total real estate mortgage	36,069	11,129	47,198	7,751,793	7,798,991
Real estate construction and land:
Commercial	—	—	—	769,075	769,075
Residential	2,081	—	2,081	820,073	822,154
Total real estate construction and land	2,081	—	2,081	1,589,148	1,591,229
Commercial:
Asset-based	1,512	—	1,512	3,010,188	3,011,700
Venture capital	6,533	760	7,293	2,115,418	2,122,711
Cash flow	1,334	1,586	2,920	1,320,594	1,323,514
Equipment finance	344	690	1,034	655,961	656,995
Total commercial	9,723	3,036	12,759	7,102,161	7,114,920
Consumer	562	—	562	409,005	409,567
Total (1)	$48,435	$14,165	$62,600	$16,852,107	$16,914,707
________________________
(1)     Excludes loans held for sale carried at lower of cost or fair value.

	December 31, 2016
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$8,590	$3,303	$11,893	$4,341,740	$4,353,633
Residential	5,694	1,999	7,693	1,256,630	1,264,323
Total real estate mortgage	14,284	5,302	19,586	5,598,370	5,617,956
Real estate construction and land:
Commercial	—	—	—	578,838	578,838
Residential	364	—	364	383,637	384,001
Total real estate construction and land	364	—	364	962,475	962,839
Commercial:
Asset-based	1,500	2	1,502	2,607,543	2,609,045
Venture capital	13,589	5,769	19,358	1,963,798	1,983,156
Cash flow	191	1,821	2,012	3,105,380	3,107,392
Equipment finance	1,417	3,051	4,468	687,499	691,967
Total commercial	16,697	10,643	27,340	8,364,220	8,391,560
Consumer	224	—	224	374,951	375,175
Total	$31,569	$15,945	$47,514	$15,300,016	$15,347,530

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

It is our policy to discontinue accruing interest when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. Interest income on nonaccrual loans is recognized only to the extent cash is received and the principal balance of the loan is deemed collectable. The amount of interest income that would have been recorded on nonaccrual loans and leases at December 31, 2017 and 2016 had such loans and leases been current in accordance with their original terms was $10.8 million and $8.0 million for 2017 and 2016.
The following table presents our nonaccrual and performing Non‑PCI loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated:

	December 31, 2017 (1)			December 31, 2016
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$65,563	$5,295,924	$5,361,487	$62,454	$4,291,179	$4,353,633
Residential	3,350	2,434,154	2,437,504	6,881	1,257,442	1,264,323
Total real estate mortgage	68,913	7,730,078	7,798,991	69,335	5,548,621	5,617,956
Real estate construction and land:
Commercial	—	769,075	769,075	—	578,838	578,838
Residential	—	822,154	822,154	364	383,637	384,001
Total real estate construction and land	—	1,591,229	1,591,229	364	962,475	962,839
Commercial:
Asset-based	3,174	3,008,526	3,011,700	2,118	2,606,927	2,609,045
Venture capital	29,424	2,093,287	2,122,711	11,687	1,971,469	1,983,156
Cash flow	23,315	1,300,199	1,323,514	53,908	3,053,484	3,107,392
Equipment finance	30,938	626,057	656,995	32,848	659,119	691,967
Total commercial	86,851	7,028,069	7,114,920	100,561	8,290,999	8,391,560
Consumer	20	409,547	409,567	339	374,836	375,175
Total	$155,784	$16,758,923	$16,914,707	$170,599	$15,176,931	$15,347,530
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.
At December 31, 2017, nonaccrual loans and leases totaled $155.8 million. Nonaccrual loans and leases included $14.2 million of loans and leases 90 or more days past due, $3.2 million of loans 30 to 89 days past due and $138.4 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $170.6 million at December 31, 2016, including $15.9 million of loans and leases 90 or more days past due, $3.0 million of loans 30 to 89 days past due and $151.7 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of December 31, 2017, our ten largest Non-PCI loan relationships on nonaccrual status had an aggregate carrying value of $120.0 million and represented 77.0% of total Non-PCI nonaccrual loans and leases.

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

	December 31, 2017 (1)			December 31, 2016
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage:
Commercial	$93,795	$5,267,692	$5,361,487	$99,641	$4,253,992	$4,353,633
Residential	8,425	2,429,079	2,437,504	17,540	1,246,783	1,264,323
Total real estate mortgage	102,220	7,696,771	7,798,991	117,181	5,500,775	5,617,956
Real estate construction and land:
Commercial	—	769,075	769,075	409	578,429	578,838
Residential	—	822,154	822,154	364	383,637	384,001
Total real estate construction and land	—	1,591,229	1,591,229	773	962,066	962,839
Commercial:
Asset-based	35,305	2,976,395	3,011,700	28,112	2,580,933	2,609,045
Venture capital	49,671	2,073,040	2,122,711	52,646	1,930,510	1,983,156
Cash flow	60,008	1,263,506	1,323,514	177,661	2,929,731	3,107,392
Equipment finance	30,938	626,057	656,995	32,848	659,119	691,967
Total commercial	175,922	6,938,998	7,114,920	291,267	8,100,293	8,391,560
Consumer	263	409,304	409,567	424	374,751	375,175
Total	$278,405	$16,636,302	$16,914,707	$409,645	$14,937,885	$15,347,530
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.
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
Non‑PCI nonaccrual loans and leases and performing troubled debt restructured loans are considered impaired for reporting purposes. Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions and debt forgiveness or a combination thereof. At December 31, 2017 and 2016, we had unfunded commitments related to Non-PCI troubled debt restructured loans of $4.5 million and $4.6 million.
The following table presents the composition of our impaired loans and leases held for investment, net of deferred fees, by portfolio segment as of the dates indicated:

	December 31, 2017 (1)			December 31, 2016
		Performing	Total		Performing	Total
	Nonaccrual	Troubled	Impaired	Nonaccrual	Troubled	Impaired
	Loans	Debt	Loans	Loans	Debt	Loans
	and	Restructured	and	and	Restructured	and
	Leases	Loans	Leases	Leases	Loans	Leases
	(In thousands)
Real estate mortgage	$68,913	$47,560	$116,473	$69,335	$54,750	$124,085
Real estate construction and land	—	5,690	5,690	364	6,893	7,257
Commercial	86,851	3,488	90,339	100,561	3,157	103,718
Consumer	20	100	120	339	152	491
Total	$155,784	$56,838	$212,622	$170,599	$64,952	$235,551
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present information regarding our Non‑PCI impaired loans and leases held for investment, net of deferred fees, by portfolio segment and class as of and for the years indicated:

	December 31, 2017 (1)			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$15,750	$16,548	$628	$63,325	$65,031	$6,266
Residential	2,787	2,957	342	8,424	8,612	585
Real estate construction and land:
Residential	—	—	—	213	213	—
Commercial:
Asset-based	1,311	1,337	51	4,395	4,861	2,144
Venture capital	16,565	17,203	4,267	5,821	5,880	3,294
Cash flow	19,093	28,614	8,317	51,272	52,910	12,474
Equipment finance	—	—	—	1,524	4,636	—
Consumer	100	100	16	270	280	170
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$93,827	$105,923	$—	$44,557	$51,402	$—
Residential	4,109	4,481	—	7,779	8,940	—
Real estate construction and land:
Commercial	5,690	5,689	—	6,680	6,680	—
Residential	—	—	—	364	366	—
Commercial:
Asset-based	3,519	5,559	—	664	1,652	—
Venture capital	14,534	40,029	—	5,866	8,939	—
Cash flow	4,378	8,270	—	2,852	5,939	—
Equipment finance	30,939	50,433	—	31,324	53,319	—
Consumer	20	93	—	221	292	—
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$116,473	$129,909	$970	$124,085	$133,985	$6,851
Real estate construction and land	5,690	5,689	—	7,257	7,259	—
Commercial	90,339	151,445	12,635	103,718	138,136	17,912
Consumer	120	193	16	491	572	170
Total	$212,622	$287,236	$13,621	$235,551	$279,952	$24,933
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2017 (1)		2016		2015
	Weighted	Interest	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$15,538	$881	$26,870	$898	$17,833	$1,130
Residential	2,787	55	6,521	255	2,143	33
Real estate construction and land:
Residential	—	—	213	14	747	15
Commercial:
Asset-based	1,236	53	3,842	134	3,204	56
Venture capital	10,228	—	1,227	—	—	—
Cash flow	19,093	7	22,736	10	12,590	32
Equipment finance	—	—	508	—	8,475	—
Consumer	100	8	233	—	355	15
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$89,554	$2,648	$41,917	$1,506	$28,366	$345
Residential	3,842	59	7,254	144	4,643	41
Real estate construction and land:
Commercial	5,690	306	6,680	224	7,053	240
Residential	—	—	364	—	—	—
Commercial:
Asset-based	1,640	49	528	18	1,746	130
Venture capital	2,860	—	2,446	—	124	—
Cash flow	2,499	35	2,455	4	2,752	89
Equipment finance	30,653	—	30,767	—	30,363	—
Consumer	20	—	166	9	1,363	—
Total Non-PCI Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$111,721	$3,643	$82,562	$2,803	$52,985	$1,549
Real estate construction and land	5,690	306	7,257	238	7,800	255
Commercial	68,209	144	64,509	166	59,254	307
Consumer	120	8	399	9	1,718	15
Total	$185,740	$4,101	$154,727	$3,216	$121,757	$2,126
_________________________

(1)
For the loans and leases (excluding PCI loans) reported as impaired at December 31, 2017, 2016 and 2015, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

(2)	Excludes loans held for sale carried at lower of cost or fair value.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents our troubled debt restructurings of Non-PCI loans held for investment and defaulted troubled debt restructurings of Non-PCI loans held for investment by portfolio segment and class for the years indicated:

				Troubled Debt Restructurings
	Troubled Debt Restructurings			That Subsequently Defaulted(1)
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded
	of Loans	Investment	Investment	of Loans	Investment(1)
	(Dollars In thousands)
Year Ended December 31, 2017
Real estate mortgage:
Commercial	5	$2,527	$2,463	—	$—
Residential	8	1,328	489	—	—
Real estate construction and land:
Residential	1	362	—	—	—
Commercial:
Asset-based	10	7,987	7,987	—	—
Venture capital	11	29,733	29,733	—	—
Cash flow	14	27,703	18,468	1	1
Consumer	1	97	97	—	—
Total	50	$69,737	$59,237	1	$1	(2)
Year Ended December 31, 2016
Real estate mortgage:
Commercial	12	$13,833	$6,099	—	$—
Residential	10	7,091	6,439	2	5,000
Real estate construction and land:
Commercial	1	1,245	1,245	—	—
Commercial:
Asset-based	5	2,158	2,158	2	1,502
Cash flow	14	30,788	30,788	—	—
Equipment finance	7	44,196	42,572	—	—
Consumer	5	850	142	—	—
Total	54	$100,161	$89,443	4	$6,502	(3)
Year Ended December 31, 2015
Real estate mortgage:
Commercial	21	$43,536	$43,012	2	$2,670
Residential	18	3,128	2,961	1	155
Real estate construction and land:
Commercial	8	23,881	23,881	—	—
Commercial:
Asset-based	13	8,400	8,400	—	—
Cash flow	25	2,718	2,539	—	—
Equipment finance	10	93,868	93,868	—	—
Consumer	2	197	197	—	—
Total	97	$175,728	$174,858	3	$2,825	(4)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the year ended December 31, 2017, the population of defaulted restructured loans includes only those loans restructured after December 31, 2016. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at December 31, 2017, and is net of charge-offs of $68,000.

(3)	Represents the balance at December 31, 2016, and there were no charge-offs.

(4)	Represents the balance at December 31, 2015, and is net of charge-offs of $96,900.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases held for investment by portfolio segment and PCI loans held for investment for the years indicated:

	Year Ended December 31, 2017
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of year	$37,765	$10,045	$93,853	$2,092	$143,755	$13,483	$157,238
Charge-offs	(2,410)	—	(70,709)	(1,023)	(74,142)	(6,154)	(80,296)
Recoveries	1,209	429	9,415	132	11,185	363	11,548
Provision (negative provision)	(1,583)	2,581	50,167	1,049	52,214	(1,248)	50,966
Balance, end of year	$34,981	$13,055	$82,726	$2,250	$133,012	$6,444	$139,456

Ending Allowance by
Impairment Methodology:
Individually evaluated for
impairment	$970	$—	$12,635	$16	$13,621
Collectively evaluated for
impairment	$34,011	$13,055	$70,091	$2,234	$119,391
Acquired loans with
deteriorated credit quality						$6,444

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for
impairment	$115,319	$5,690	$89,626	$100	$210,735
Collectively evaluated for
impairment	$7,683,672	$1,585,539	$7,025,294	$409,467	$16,703,972
Acquired loans with
deteriorated credit quality						$58,036
Ending balance	$7,798,991	$1,591,229	$7,114,920	$409,567	$16,914,707	$58,036	$16,972,743

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2016
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of year	$36,654	$7,137	$61,082	$661	$105,534	$9,577	$115,111
Charge-offs	(2,059)	—	(32,210)	(823)	(35,092)	(862)	(35,954)
Recoveries	4,519	673	7,794	116	13,102	39	13,141
Provision (negative provision)	(1,349)	2,235	57,187	2,138	60,211	4,729	64,940
Balance, end of year	$37,765	$10,045	$93,853	$2,092	$143,755	$13,483	$157,238

Ending Allowance by
Impairment Methodology:
Individually evaluated for
impairment	$6,851	$—	$17,912	$170	$24,933
Collectively evaluated for
impairment	$30,914	$10,045	$75,941	$1,922	$118,822
Acquired loans with
deteriorated credit quality						$13,483

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for
impairment	$123,348	$7,257	$103,431	$394	$234,430
Collectively evaluated for
impairment	$5,494,608	$955,582	$8,288,129	$374,781	$15,113,100
Acquired loans with
deteriorated credit quality						$108,424
Ending balance	$5,617,956	$962,839	$8,391,560	$375,175	$15,347,530	$108,424	$15,455,954

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses
The Non-PCI allowance for credit losses is the combination of the Non-PCI allowance for loan and lease losses and the Non-PCI reserve for unfunded loan commitments. The Non-PCI reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The following tables present a summary of the activity in the Non-PCI allowance for loan and lease losses, Non-PCI reserve for unfunded loan commitments, and PCI allowance for loan losses for the years indicated:

	Year Ended December 31, 2017
	Non-PCI
	Allowance for	Reserve for		PCI	Total
	Loan and	Unfunded Loan	Allowance for	Allowance for	Allowance for
	Lease Losses	Commitments	Credit Losses	Loan Losses	Credit Losses
	(In thousands)
Balance, beginning of period	$143,755	$17,523	$161,278	$13,483	$174,761
Charge-offs	(74,142)	—	(74,142)	(6,154)	(80,296)
Recoveries	11,185	—	11,185	363	11,548
Net charge-offs	(62,957)	—	(62,957)	(5,791)	(68,748)
Provision (negative provision)	52,214	6,786	59,000	(1,248)	57,752
Fair value of acquired reserve for
unfunded loan commitments	—	4,326	4,326	—	4,326
Balance, end of period	$133,012	$28,635	$161,647	$6,444	$168,091

	Year Ended December 31, 2016
	Non-PCI
	Allowance for	Reserve for		PCI	Total
	Loan and	Unfunded Loan	Allowance for	Allowance for	Allowance for
	Lease Losses	Commitments	Credit Losses	Loan Losses	Credit Losses
	(In thousands)
Balance, beginning of period	$105,534	$16,734	$122,268	$9,577	$131,845
Charge-offs	(35,092)	—	(35,092)	(862)	(35,954)
Recoveries	13,102	—	13,102	39	13,141
Net charge-offs	(21,990)	—	(21,990)	(823)	(22,813)
Provision	60,211	789	61,000	4,729	65,729
Balance, end of period	$143,755	$17,523	$161,278	$13,483	$174,761

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

PCI Loans Held for Investment
The following table reflects the PCI loans held for investment by portfolio segment as of the dates indicated:

	December 31,
	2017	2016
	(In thousands)
Real estate mortgage	$72,399	$112,982
Real estate construction and land	—	1,901
Commercial	7,568	19,109
Consumer	262	281
Total gross PCI loans held for investment	80,229	134,273
Discount	(22,193)	(25,849)
Total PCI loans held for investment, net of discount	58,036	108,424
Allowance for loan losses	(6,444)	(13,483)
Total PCI loans held for investment, net	$51,592	$94,941
The following table summarizes the changes in the carrying amount of PCI loans held for investment and accretable yield on those loans for the years indicated:

	Carrying	Accretable
	Amount	Yield
	(In thousands)
Balance, December 31, 2014	$276,792	$(106,856)
Addition from the Square 1 acquisition	16,455	(2,852)
Accretion	31,857	31,857
Payments received	(148,436)	—
Increase in expected cash flows, net	—	(7,785)
Negative provision for credit losses	2,800	—
Balance, December 31, 2015	179,468	(85,636)
Accretion	51,907	51,907
Payments received	(131,705)	—
Increase in expected cash flows, net	—	(22,215)
Provision for credit losses	(4,729)	—
Balance, December 31, 2016	94,941	(55,944)
Accretion	14,739	14,739
Payments received	(59,336)	—
Increase in expected cash flows, net	—	(4,375)
Negative provision for credit losses	1,248	—
Balance, December 31, 2017	$51,592	$(45,580)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the credit risk rating categories for PCI loans held for investment, net of discount, by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	December 31, 2017			December 31, 2016
	Classified	Nonclassified	Total	Classified	Nonclassified	Total
	(In thousands)
Real estate mortgage	$11,063	$42,581	$53,644	$19,445	$73,330	$92,775
Real estate construction and land	—	—	—	1,023	1,385	2,408
Commercial	4,158	—	4,158	10,943	2,049	12,992
Consumer	234	—	234	249	—	249
Total PCI loans held for investment,
net of discount	$15,455	$42,581	$58,036	$31,660	$76,764	$108,424
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.
NOTE 7.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	December 31,
Property Type	2017	2016
	(In thousands)
Construction and land development	$219	$11,224
Multi‑family	—	652
Single family residence	1,019	—
Commercial real estate	64	—
Total other real estate owned, net	1,302	11,876
Other foreclosed assets	27	1,100
Total foreclosed assets, net	$1,329	$12,976
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the years indicated:

	Year Ended December 31,
Foreclosed Assets	2017	2016	2015
	(In thousands)
Balance, beginning of year	$12,976	$22,120	$43,721
Transfers to foreclosed assets from loans	580	781	13,472
Other additions	1,385	—	—
Provision for losses	(2,138)	(2,576)	(5,228)
Reductions related to sales	(11,474)	(7,349)	(29,845)
Balance, end of year	$1,329	$12,976	$22,120

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the changes in the foreclosed assets valuation allowance for the years indicated:

	Year Ended December 31,
Foreclosed Assets Valuation Allowance	2017	2016	2015
	(In thousands)
Balance, beginning of year	$12,696	$10,246	$12,123
Provision for losses	2,138	2,576	5,228
Reductions related to sales	(14,820)	(126)	(7,105)
Balance, end of year	$14	$12,696	$10,246
NOTE 8.  PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2017	2016
	(In thousands)
Land	$1,243	$5,505
Buildings	8,154	14,929
Furniture, fixtures and equipment	43,250	38,806
Leasehold improvements	42,521	38,967
Premises and equipment, gross	95,168	98,207
Less: accumulated depreciation and amortization	(63,316)	(59,613)
Premises and equipment, net	$31,852	$38,594
Depreciation and amortization expense was $7.6 million, $8.2 million, and $8.1 million for the years ended December 31, 2017, 2016, and 2015.
We have obligations under a number of noncancelable operating leases for premises and equipment. The following table presents future minimum rental payments under noncancelable operating leases as of the date indicated:

December 31, 2017
(In thousands)
Estimated Lease Payments for Year Ending December 31,
2018	$30,574
2019	28,098
2020	25,544
2021	21,346
2022	15,494
2023 and thereafter	34,107
Total	$155,163
Total gross rental expense for the years ended December 31, 2017, 2016, and 2015, was $31.7 million, $30.0 million, and $26.2 million. Most of the leases provide that the Company pays maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly rental payments.
Total rental income for the years ended December 31, 2017, 2016, and 2015, was $481,000, $500,000, and $487,000. As of December 31, 2017, the future minimum rental payments to be received under noncancelable subleases were $21.1 million through September 2025.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9. DEPOSITS
The following table presents the components of interest‑bearing deposits as of the dates indicated:

	December 31,
Deposit Category	2017	2016
	(In thousands)
Interest checking deposits	$2,711,250	$1,462,305
Money market deposits	4,890,567	4,865,961
Savings deposits	690,353	711,039
Time deposits $250,000 and under	1,709,980	1,758,434
Time deposits over $250,000	355,342	413,856
Total interest-bearing deposits	$10,357,492	$9,211,595
Brokered time deposits totaled $732.2 million and $405.5 million at December 31, 2017 and 2016. Brokered non-maturity deposits totaled $0.8 billion and $1.2 billion at December 31, 2017 and 2016.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
Year of Maturity	and Under	$250,000	Total
	(In thousands)
2018	$1,593,877	$337,257	$1,931,134
2019	77,405	9,870	87,275
2020	16,551	3,713	20,264
2021	15,689	1,607	17,296
2022	6,325	2,895	9,220
2022	133	—	133
Total at December 31, 2017	$1,709,980	$355,342	$2,065,322

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	December 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
Borrowing Type	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$342	6.87%	$812	6.41%
FHLB secured advances	332,000	1.41%	735,000	0.59%
FHLB unsecured overnight advance	135,000	1.34%	130,000	0.55%
AFX borrowings	—	—%	40,000	0.81%
Total borrowings	$467,342		$905,812
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of December 31, 2017, this debt had a weighted average remaining maturity of 1.6 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of December 31, 2017 of $3.8 billion, collateralized by a blanket lien on $5.5 billion of certain qualifying loans. As of December 31, 2017, the balance outstanding was $332.0 million, which consisted of a $332.0 million overnight advance. As of December 31, 2016, the balance outstanding was $735 million, which consisted of a $435.0 million overnight advance and a $300.0 million one-month advance with a January 23, 2017 maturity date.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of December 31, 2017, the Bank had secured borrowing capacity of $1.8 billion collateralized by liens covering $2.3 billion of certain qualifying loans. As of December 31, 2017 and 2016, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $135.0 million unsecured line of credit with the FHLB for the borrowing of overnight funds, of which $135.0 million was outstanding at December 31, 2017. As of December 31, 2016, the balance outstanding was $130.0 million.
Federal Funds Arrangements with Commercial Banks. As of December 31, 2017, the Bank had unsecured lines of credit of $75.0 million with correspondent banks for the borrowing of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of December 31, 2017 and December 31, 2016, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2017, there was no balance outstanding. At December 31, 2016, the balance outstanding was $40.0 million, which consisted of a $26.0 million overnight borrowing and a $14.0 million one-month borrowing with a January 20, 2017 maturity date.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	December 31, 2017		December 31, 2016
					Issue	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Date	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	4.70%	$10,310	4.09%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	4.64%	10,310	4.01%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	4.55%	5,155	3.95%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	4.13%	61,856	3.64%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	3.28%	20,619	2.65%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	3.19%	16,495	2.56%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	3.14%	10,310	2.51%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	3.54%	82,475	2.91%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	3.33%	128,866	2.84%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	3.33%	51,545	2.84%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	3.33%	51,550	2.84%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	30,986	1.72%	27,185	1.74%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	3.33%	16,470	2.84%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	3.33%	6,650	2.84%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	3.33%	39,177	2.84%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Trust I (2)	6,186	3.64%	—	—%	12/10/2004	3/15/2035	3 month LIBOR + 2.05
Trust II (2)	3,093	3.34%	—	—%	12/23/2005	3/15/2036	3 month LIBOR + 1.75
Trust III (2)	3,093	3.44%	—	—%	6/30/2006	9/18/2036	3 month LIBOR + 1.85
Gross subordinated debentures	555,146		538,973
Unamortized discount (3)	(92,709)		(98,229)
Net subordinated debentures	$462,437		$440,744
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Acquired in the CUB acquisition on October 20, 2017.

(3)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.

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

NOTE 11.  COMMITMENTS AND CONTINGENCIES
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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	December 31,
	2017	2016
	(In thousands)
Loan commitments to extend credit	$6,234,061	$4,166,703
Standby letters of credit	320,063	211,398
Total	$6,554,124	$4,378,101
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. We provide standby letters of credit in conjunction with some of our lending arrangements and property lease obligations. Most guarantees expire within one year from the date of issuance. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have pledged cash or investment securities as collateral for these arrangements.
In addition, we invest in low income housing project partnerships, that provide income tax credits, and small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of December 31, 2017 and 2016, we had commitments to contribute capital to these entities totaling $62.6 million and $26.6 million. We also had commitments to contribute up to an additional $2.5 million and $2.8 million to private equity funds at December 31, 2017 and 2016.
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

NOTE 12.  FAIR VALUE MEASUREMENTS
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

•
Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes municipal securities, agency residential and commercial MBS, collateralized loan obligations, agency and registered publicly rated private label CMOs, corporate debt securities, SBA securities, and asset-backed securitizations.

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
The following tables present information on the assets measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	December 31, 2017
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$246,274	$—	$246,274	$—
Agency CMOs	275,709	—	275,709	—
Private label CMOs	125,987	—	103,113	22,874
Municipal securities	1,680,068	—	1,680,068	—
Agency commercial MBS	1,163,969	—	1,163,969	—
Corporate debt securities	19,295	—	19,295	—
Collateralized loan obligations	7,015	—	7,015	—
SBA securities	160,334	—	160,334	—
Asset-backed and other securities	95,780	5,922	47,749	42,109
Total securities available-for-sale	3,774,431	5,922	3,703,526	64,983
Equity warrants	5,161	—	—	5,161
Other derivative assets	1,873	—	1,873	—
Total recurring assets	$3,779,592	$5,922	$3,703,526	$70,144
Derivative liabilities	$1,379	$—	$1,379	$—

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
During the year ended December 31, 2017, there was a $0.6 million transfer of private label CMOs from Level 2 to Level 3, a $21.2 million transfer of private label CMOs from Level 3 to Level 2, and a $1.2 million transfer from Level 3 equity warrants to Level 1 securities available-for-sale for assets measured on a recurring basis. During the year ended December 31, 2016, there were no transfers of assets either between Level 1 and Level 2, and there was a $0.8 million transfer from Level 3 equity warrants to Level 1 securities available-for-sale for assets measured on a recurring basis.
The following table presents information about the quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	December 31, 2017
	Private Label CMOs		Asset-Backed Securities
		Weighted		Weighted
	Range of	Average	Range of	Average
Unobservable Inputs	Inputs	Input	Inputs	Input
Voluntary annual prepayment speeds	3.6% - 43.6%	8.6%	5% - 15%	13.8%
Annual default rates	0.1% - 15.3%	2.5%	1% - 2%	1.9%
Loss severity rates	4.0% - 102%	55.8%	10% - 60%	53.9%
Discount rates	1.8% - 10.3%	5.3%	3.2% - 4.3%	3.6%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents information about the quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

December 31, 2017
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	16.7%
Risk-free interest rate	2.1%
Remaining life assumption (in years)	3.7
The following table summarizes activity for our Level 3 private label CMOs measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Private Label CMOs	2017	2016	2015
	(In thousands)
Balance, beginning of year	$56,902	$81,241	$33,947
Total included in earnings	2,256	1,636	1,104
Total unrealized loss in comprehensive income	(742)	(1,648)	(1,388)
Sales	(4,732)	—	—
Transfer from Level 2	574	—	—
Transfers to Level 2	(21,165)	—	—
Net settlements	(10,219)	(24,327)	(3,881)
Addition from the Square 1 acquisition	—	—	51,459
Balance, end of year	$22,874	$56,902	$81,241
The following table summarizes activity for our Level 3 asset-backed securities measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Asset-Backed Securities	2017	2016	2015
	(In thousands)
Balance, beginning of year	$8,373	$18,200	$—
Total included in earnings	367	96	—
Total unrealized (loss) gain in comprehensive income	(937)	94	—
Purchases	42,910	—	—
Net settlements	(8,604)	(10,017)	—
Addition from the Square 1 acquisition	—	—	18,200
Balance, end of year	$42,109	$8,373	$18,200

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes activity for our Level 3 equity warrants measured at fair value on a recurring basis for the year ended December 31, 2017 and 2016 and the period from the October 6, 2015 Square 1 acquisition date to December 31, 2015:

	Year Ended December 31,		Period Ended
Level 3 Equity Warrants	2017	2016	December 31, 2015
	(In thousands)
Balance, beginning of year or acquisition date	$5,497	$4,914	$5,552
Total included in earnings	2,532	1,402	530
Sales	(3,093)	(1,894)	(1,529)
Issuances	1,407	1,911	363
Transfers to Level 1 (securities available-for-sale)	(1,182)	(836)	(2)
Balance, end of year	$5,161	$5,497	$4,914
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	December 31, 2017
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$61,095	$—	$5,143	$55,952
Loans held for sale	483,563	—	483,563	—
Total non-recurring	$544,658	$—	$488,706	$55,952

	Fair Value Measurement as of
	December 31, 2016
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$149,749	$—	$1,661	$148,088
OREO	11,224	—	11,224	—
Investments carried at cost	242	—	—	242
Total non-recurring	$161,215	$—	$12,885	$148,330
The following table presents losses recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
Loss on Assets Measured on a Non‑Recurring Basis	2017	2016	2015
	(In thousands)
Impaired Non‑PCI loans	$20,422	$43,240	$16,097
Loans held for sale	957	—	—
OREO	14	2,576	4,726
Investments carried at cost	—	10	17
Total net loss	$21,393	$45,826	$20,840

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	December 31, 2017
		Valuation	Unobservable		Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired Non-PCI loans	$41,984	Discounted cash flows	Discount rates	2.00% - 10.20%	7.43%
	13,968	Third party appraisals	No discounts
Total non-recurring Level 3	$55,952
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$233,215	$233,215	$233,215	$—	$—
Interest‑earning deposits in financial institutions	165,222	165,222	165,222	—	—
Securities available‑for‑sale	3,774,431	3,774,431	5,922	3,703,526	64,983
Investment in FHLB stock	20,790	20,790	—	20,790	—
Investments carried at cost	977	9,573	—	—	9,573
Loans held for sale	481,100	483,563	—	483,563	—
Loans and leases held for investment, net	16,833,287	17,023,098	—	5,143	17,017,955
Equity warrants	5,161	5,161	—	—	5,161
Other derivative assets	1,873	1,873	—	1,873	—

Financial Liabilities:
Core deposits	15,937,012	15,937,012	—	15,937,012	—
Non-core non-maturity deposits	863,202	863,202	—	863,202	—
Time deposits	2,065,322	2,055,104	—	2,055,104	—
Borrowings	467,342	467,343	467,000	343	—
Subordinated debentures	462,437	444,383	—	444,383	—
Derivative liabilities	1,379	1,379	—	1,379	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$337,965	$337,965	$337,965	$—	$—
Interest‑earning deposits in financial institutions	81,705	81,705	81,705	—	—
Securities available‑for‑sale	3,223,830	3,223,830	2,080	3,156,475	65,275
Investment in FHLB stock	21,870	21,870	—	21,870	—
Investments carried at cost	1,416	3,843	—	—	3,843
Loans and leases held for investment, net	15,298,716	15,494,808	—	1,661	15,493,147
Equity warrants	5,497	5,497	—	—	5,497
Other derivative assets	694	694	—	694	—

Financial Liabilities:
Core deposits	12,523,834	12,523,834	—	12,523,834	—
Non-core non-maturity deposits	1,174,487	1,174,487	—	1,174,487	—
Time deposits	2,172,290	2,166,187	—	2,166,187	—
Borrowings	905,812	905,838	591,000	314,838	—
Subordinated debentures	440,744	424,507	—	424,507	—
Derivative liabilities	3,285	3,285	—	3,285	—
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
Securities available‑for‑sale. Securities available‑for‑sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available‑for‑sale securities are reported as a component of “Accumulated other comprehensive income” in the consolidated balance sheets. See Note 5. Investment Securities for further information on unrealized gains and losses on securities available‑for‑sale.
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
Non-PCI loans and leases. As Non-PCI loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are estimated for portfolios of loans and leases with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans are sold outside the parameters of normal operating activities. The fair value of performing fixed rate loans is estimating by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds. The fair value of equipment leases is estimated by discounting scheduled lease and expected lease residual cash flows over their remaining term. The estimated market discount rates used for performing fixed rate loans and equipment leases are current market rates for instruments with similar risk and similar terms. The fair value of performing adjustable-rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans. These methods and assumptions are not based on the exit price concept of fair value.
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
To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2017.
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
The impaired Non‑PCI loan balances shown above as measured on a non-recurring basis represent those nonaccrual and restructured loans for which impairment was recognized during the year ended December 31, 2017. The amounts shown as net losses include the impairment recognized during the year ended December 31, 2017, for the loan balances shown.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans held for sale. Loans held for sale are carried at the lower of cost or fair value, with fair value adjustments recorded on a nonrecurring basis. The loans held for sale at December 31, 2017 consisted of cash flow loans, and the fair value of these loans was based on sale agreements which we entered into during the fourth quarter of 2017. Loans held for sale which are under contract for sale are considered Level 2 in the fair value hierarchy.
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
OREO. The fair value of OREO is generally based on the lower of estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the year ended December 31, 2017.
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
Deposits. Deposits are carried at historical cost. The fair values of deposits with no stated maturity, such as core deposits (defined as noninterest‑bearing demand, interest checking, money market, and savings accounts) and non-core non-maturity deposits, are equal to the amount payable on demand as of the balance sheet date and considered Level 2. The fair value of time deposits is based on the discounted value of contractual cash flows and considered Level 2. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company’s long‑term relationships with its deposit customers, such as a core deposit intangible.
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
Derivative assets and liabilities. Derivatives are carried at fair value on a recurring basis and primarily relate to forward exchange contracts which we enter into to manage foreign exchange risk. Our derivatives are principally traded in over-the-counter markets where quoted market prices are not readily available. Instead, the fair value of derivatives is estimated using market observable inputs such as foreign exchange forward rates, interest rate yield curves, volatilities and basis spreads. We also consider counter-party credit risk in valuing our derivatives. We typically classify our foreign exchange derivatives in Level 2 of the fair value hierarchy.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Equity Warrants. Equity warrants with net settlement terms are received in connection with extending loan commitments to certain of our customers. We estimate the fair value of equity warrants using a Black-Scholes option pricing model to approximate fair market value. For warrants of private companies, the model estimates market value for each warrant based on the most recent equity offering at the time of issuance, the warrant's exercise price, the warrant's expected life, a risk-free interest rate based on a duration-matched U.S. Treasury rate and volatility factors derived from the iShares Russell Microcap index (IWC). For warrants of publicly-traded companies, the model estimates market value for each warrant based on the underlying share price as of the evaluation date, the warrant's exercise price, the warrant's expected life, a risk-free interest rate based on a duration-matched U.S. Treasury rate and uses a company-specific volatility factor. We typically classify our equity warrant derivatives in Level 3 of the fair value hierarchy.
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2017, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 13. INCOME TAXES
The following table presents the components of income tax expense for the years indicated:

	December 31,
	2017	2016	2015
	(In thousands)
Current Income Tax Expense:
Federal	$74,769	$101,530	$11,950
State	38,933	52,551	28,167
Total current income tax expense	113,702	154,081	40,117
Deferred Income Tax Expense (Benefit):
Federal	63,463	55,857	128,436
State	19,748	(4,168)	11,964
Total deferred income tax expense	83,211	51,689	140,400
Total income tax expense	$196,913	$205,770	$180,517

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rate of 35% to earnings or loss before income taxes for the years indicated:

	December 31,
	2017	2016	2015
	(In thousands)
Computed expected income tax expense at federal statutory rate	$194,156	$195,278	$168,047
State tax expense, net of federal tax benefit	33,729	32,896	29,009
Tax‑exempt interest benefit	(15,510)	(13,992)	(8,274)
Increase in cash surrender value of life insurance	(1,853)	(1,544)	(884)
Tax credits	(2,054)	(1,439)	(2,441)
Nondeductible employee compensation	1,781	1,257	1,005
Nondeductible acquisition‑related expense	1,608	—	876
Change in unrecognized tax benefits	1,157	(2,268)	(5,529)
Valuation allowance change	(13,071)	(8,689)	(2,917)
Federal rate change	(1,156)	—	—
Other, net	(1,874)	4,271	1,625
Recorded income tax expense	$196,913	$205,770	$180,517
We have net operating loss carryforwards for state income tax purposes and federal tax credit carryforwards that can be utilized to offset future taxable income. Upon a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code (“the Code”), our ability to utilize our net operating loss carryforwards and other tax attributes after the ownership change generally could be limited. The annual limit would generally equal the product of the applicable long term tax exempt rate and the value of the relevant entity’s capital stock immediately before the ownership change.
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
At December 31, 2017, we had no federal net operating loss carryforwards and approximately $1.1 billion of unused state net operating loss carryforwards available to be applied against future taxable income. The state net operating loss carryforwards will expire in varying amounts beginning in 2018 through 2037.
As of December 31, 2017, for federal tax purposes, we had capital loss carryforwards of $33.5 million. If not used, these carryforwards will fully expire in 2021. However, $30.5 million of the capital loss carryforwards will expire in 2018 if not used.
As of December 31, 2017, for federal tax purposes, we had foreign tax credit carryforwards of $5.7 million. The foreign tax credit carryforwards are available to offset federal taxes on future foreign source income. If not used, these carryforwards will fully expire in 2021.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2017	2016
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$60,349	$81,380
Interest on nonaccrual loans	8,519	7,485
Deferred compensation	6,174	3,148
Premises and equipment, principally due to differences in depreciation	3,789	7,395
Foreclosed assets valuation allowance	248	5,546
State tax benefit	3,781	7,187
Net operating losses	70,269	57,416
Capital loss carryforwards	14,264	17,740
Accrued liabilities	25,986	43,366
Unrealized loss from FDIC‑assisted acquisitions	4,654	7,207
Tax mark-to-market	9,207	11,793
Equity investments	7,549	15,195
Goodwill	15,641	29,996
Tax credits	5,651	16,493
Gross deferred tax assets	236,081	311,347
Valuation allowance	(94,120)	(100,920)
Deferred tax assets, net of valuation allowance	141,961	210,427
Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	21,529	12,792
Deferred loan fees and costs	9,735	13,389
Unrealized gain on securities available‑for‑sale	15,107	4,118
FHLB stock	744	1,098
Subordinated debentures	24,518	37,499
Operating leases	65,286	41,785
Other	7,303	5,634
Gross deferred tax liabilities	144,222	116,315
Total net deferred tax asset (liability)	$(2,261)	$94,112
Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.
The Company had net income taxes receivable of $98.8 million at December 31, 2017 and net income taxes payable of $7.4 million at December 31, 2016.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016, the Company had a valuation allowance of $94.1 million and $100.9 million against DTA. Periodic reviews of the carrying amount of DTA are made to determine if a valuation allowance is necessary. A valuation allowance is required, based on available evidence, when it is more likely than not that all or a portion of a DTA will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. All available evidence, both positive and negative, that may affect the realizability of the DTA is identified and considered in determining the appropriate amount of the valuation allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
Notwithstanding the increase in the valuation allowance of $6.3 million as a result of the TCJA, the reduction in the valuation allowance during 2017 was $13.1 million.  The reduction was due primarily to the release of an $11.6 million valuation allowance against foreign tax credits that the Company had previously determined was more likely than not to be expired unused.  Combined with the result of the TCJA, the net change in the valuation allowance in 2017 was a net decrease of $6.8 million.
The TCJA, enacted on December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, and, as a result, we re-measured our deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future. The re-valuation of our deferred tax assets and liabilities is subject to further clarification of the TCJA and could result in refinements to our estimates. As a result, the actual impact to our deferred tax assets and liabilities and income tax expense due to the TCJA may vary from the amounts estimated.
The following table summarizes the activity related to the Company's unrecognized tax benefits for the years indicated:

	Year Ended December 31,
Unrecognized Tax Benefits	2017	2016
	(In thousands)
Balance, beginning of year	$9,985	$15,155
Increase based on tax positions related to prior years	5,725	17,099
Reductions for tax positions related to prior years	(767)	(1,901)
Reductions related to settlements	(3,795)	(19,833)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(939)	(535)
Balance, end of year	$10,209	$9,985
As of December 31, 2017 and 2016, our unrecognized tax benefits that, if recognized, would affect the effective tax rate were $2.2 million and $1.1 million. Due to the potential for the resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by as much as $1.5 million.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2017, we recognized $0.2 million in expense for interest expense and penalties. For the year ended December 31, 2016, we reduced our accrual for interest expense and penalties and recognized $0.6 million in income related to these items. For the year ended December 31, 2015, we reduced our accrual for interest expense and penalties and recognized $2.4 million in income related to these items. We had $0.5 million and $0.3 million accrued for the payment of interest and penalties as of December 31, 2017 and 2016.
We file federal and state income tax returns with the Internal Revenue Service ("IRS") and various state and local jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2009 through 2016. We are currently under examination by the IRS for tax years 2011 through 2012 and certain state jurisdictions for tax years 2009 through 2015.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14.  EARNINGS PER SHARE
The following table presents the computation of basic and diluted net earnings per share for the years indicated:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$357,818	$352,166	$299,619
Less: earnings allocated to unvested restricted stock(1)	(4,184)	(3,988)	(2,892)
Net earnings allocated to common shares	$353,634	$348,178	$296,727

Weighted-average basic shares and unvested restricted stock outstanding	123,060	121,670	107,401
Less: weighted-average unvested restricted stock outstanding	(1,447)	(1,431)	(1,074)
Weighted-average basic shares outstanding	121,613	120,239	106,327

Basic earnings per share:	$2.91	$2.90	$2.79

Diluted Earnings Per Share:
Net earnings allocated to common shares	$353,634	$348,178	$296,727

Weighted-average basic shares outstanding	121,613	120,239	106,327

Diluted earnings per share:	$2.91	$2.90	$2.79
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
NOTE 15.  STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, key employees, and consultants. The 2017 Plan authorized grants of stock‑based compensation instruments to issue up to 4,000,000 shares of Company common stock. As of December 31, 2017, there were 3,638,497 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan, or the 2003 Plan, remain outstanding.
Restricted Stock
Restricted stock amortization totaled $24.9 million, $22.7 million and $15.0 million for the years ended December 31, 2017, 2016 and 2015. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings. The income tax benefit recognized in the consolidated statements of earnings related to this expense was $8.9 million, $8.4 million, and $5.6 million for the years ended December 31, 2017, 2016 and 2015. The amount of unrecognized compensation expense related to all unvested TRSAs and PRSUs as of December 31, 2017 totaled $49.0 million. Such expense is expected to be recognized over a weighted average period of 1.5 years.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a summary of restricted stock transactions during the year ended December 31, 2017:

	TRSAs		PRSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	(Per Share)	Units	(Per Unit)
Unvested restricted stock, December 31, 2016	1,476,132	$39.83	153,715	$27.32
Granted	557,955	$50.08	85,310	$57.80
Vested	(498,186)	$40.20	—	$—
Forfeited	(99,781)	$42.87	—	$—
Unvested restricted stock, December 31, 2017	1,436,120	$43.47	239,025	$38.20
Time-Based Restricted Stock Awards
At December 31, 2017, there were 1,436,120 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans (the "Plans"). The TRSAs generally vest over a service period of three to four years from the date of the grant or immediately upon death of an employee. For awards granted before December 11, 2014, time-based restricted common stock also vests immediately upon a change in control of the Company, as defined in the Plans. Grants issued on or after December 11, 2014, are subject to "double-trigger" vesting, meaning that, in the event of a change in control of the Company, as defined in the Plans, and in the event an employee's employment is terminated within 24 months after the change in control by the Company without Cause or by the employee for Good Reason, as defined in the Plans, such awards will vest. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
The weighted average grant date fair value per share of TRSAs granted during 2017, 2016 and 2015 were $50.08, $36.05 and $46.18. The vesting date fair value of TRSAs that vested during 2017, 2016 and 2015 were $24.9 million, $14.4 million and $14.7 million.
Performance-Based Restricted Stock Units
At December 31, 2017, there were 239,025 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding under the 2003 Stock Incentive Plan until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU’s is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable.
Upon a change in control, each PRSU will (i) be deemed earned at the target level with respect to all open performance periods if the change in control occurs within six months after the grant date, and (ii) be deemed earned at the actual performance level as of the date of the change in control if a change in control occurs more than six months after the grant date, and in both cases, the PRSU will cease to be subject to any further performance conditions, but will be subject to time-based service vesting following the change in control in accordance with the original performance period.
The weighted average grant date fair value per share of PRSUs granted during 2017 and 2016 was $57.80 and $27.32. There were no grants of PRSUs prior to 2016. There were no PRSUs that vested during 2017, 2016, and 2015.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16. BENEFIT PLANS
401(K) Plans
The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they are scheduled to work a minimum of 1,000 hours and are at least 18 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and applicable tax code. Expense related to 401(k) employer matching contributions was $4.0 million, $3.7 million and $2.8 million for the years ended December 31, 2017, 2016, and 2015.
NOTE 17. STOCKHOLDERS' EQUITY
Common Stock Repurchased
The Company's common stock repurchased consisted of: (1) restricted stock surrendered as treasury shares and (2) stock purchased under the Company's Stock Repurchase Program and retired.
Treasury Shares
As a Delaware corporation, the Company records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. During the years ended December 31, 2017, 2016, and 2015, the Company purchased 188,870 treasury shares at a weighted average price of $50.17 per share, 141,358 treasury shares at a weighted average price of $37.59 per share, and 180,822 treasury shares at a weighted average price of $46.46 per share.
Stock Repurchase Program
The Stock Repurchase Program was initially authorized by PacWest's Board of Directors on October 17, 2016, pursuant to which the Company could, until December 31, 2017, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. On November 15, 2017, PacWest's Board of Directors amended the Stock Repurchase Program to reduce the authorized purchase amount to $150 million and extend the maturity date to December 31, 2018. On February 14, 2018, PacWest's Board of Directors amended the Stock Repurchase Program to increase the authorized purchase amount to $350 million and extend the maturity date to February 28, 2019.
The common stock repurchases may be effected through open market purchases or in privately negotiated transactions and may utilize any derivative or similar instrument to effect share repurchase transactions (including, without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, floor transactions or other similar transactions or any combination of the foregoing transactions).
The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. During the year ended December 31, 2017, the Company repurchased 2,081,227 shares for $99.7 million at a weighted average price of $47.89 per share. During the year ended December 31, 2016, the Company repurchased 652,835 shares for $27.9 million at a weighted average price of $42.78 per share. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At December 31, 2017, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $112.5 million. After the amendment on February 14, 2018, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program is $350 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18. DIVIDEND AVAILABILITY AND REGULATORY MATTERS
Holders of Company common stock may receive dividends declared by the Board of Directors out of funds legally available under DGCL and certain federal laws and regulations governing the banking and financial services business. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in DGCL and certain covenants contained in our subordinated debentures and borrowing agreements. Notification to the FRB is also required prior to our declaring and paying dividends during any period in which our quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements. Should the FRB object to payment of dividends, we would not be able to make the payment until approval is received or we no longer need to provide notice under applicable regulations.
It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC, or the DBO, could assert that payment of dividends or other payments is an unsafe or unsound practice. The Bank is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by California state-chartered banks such as Pacific Western are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. A state-chartered bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2017, PacWest received $265 million in dividends from the Bank. Since the Bank had an accumulated deficit of $434.8 million at December 31, 2017, for the foreseeable future dividends from the Bank to PacWest will continue to require DBO and FDIC approval.
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
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2017, such disallowed amounts were $0.2 million for the Company and $0.1 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of December 31, 2017, the most recent notification date to the regulatory agencies, the Company and the Bank are each “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Bank’s categories.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Management believes, as of December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which we are subject.
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
Beginning January 1, 2016, Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2017, the Company and Bank were in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5%, and 10.5%.
The following table presents actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Well Capitalized
			Minimum		Excess
	Actual		Requirement		Capital
	Amount	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)
December 31, 2017
Tier I leverage
PacWest Bancorp Consolidated	$2,361,800	10.66%	$1,107,900	5.00%	$1,253,900
Pacific Western Bank	$2,574,561	11.75%	$1,095,656	5.00%	$1,478,905
Common equity Tier I capital
PacWest Bancorp Consolidated	$2,361,800	10.91%	$1,407,743	6.50%	$954,057
Pacific Western Bank	$2,574,561	11.91%	$1,405,299	6.50%	$1,169,262
Tier I capital
PacWest Bancorp Consolidated	$2,361,800	10.91%	$1,732,607	8.00%	$629,193
Pacific Western Bank	$2,574,561	11.91%	$1,729,599	8.00%	$844,962
Total capital
PacWest Bancorp Consolidated	$2,978,643	13.75%	$2,165,759	10.00%	$812,884
Pacific Western Bank	$2,742,624	12.69%	$2,161,999	10.00%	$580,625

December 31, 2016
Tier I leverage
PacWest Bancorp Consolidated	$2,286,203	11.91%	$959,477	5.00%	$1,326,726
Pacific Western Bank	$2,184,097	11.40%	$957,630	5.00%	$1,226,467
Common equity Tier I capital
PacWest Bancorp Consolidated	$2,286,203	12.31%	$1,206,960	6.50%	$1,079,243
Pacific Western Bank	$2,184,097	11.78%	$1,205,541	6.50%	$978,556
Tier I capital
PacWest Bancorp Consolidated	$2,286,203	12.31%	$1,485,490	8.00%	$800,713
Pacific Western Bank	$2,184,097	11.78%	$1,483,742	8.00%	$700,355
Total capital
PacWest Bancorp Consolidated	$2,889,163	15.56%	$1,856,862	10.00%	$1,032,301
Pacific Western Bank	$2,358,829	12.72%	$1,854,678	10.00%	$504,151

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities that we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $462.4 million at December 31, 2017. At December 31, 2017, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $448.8 million was included in Tier II capital.
Interest payments on subordinated debentures are considered dividend payments under the FRB regulations and subject to the same notification requirements for declaring and paying dividends on common stock.
NOTE 19. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
The following tables present the parent company only condensed balance sheets and the related condensed statements of earnings and condensed statements of cash flows as of and for the years indicated:

Parent Company Only	December 31,
Condensed Balance Sheets	2017	2016
	(In thousands)
Assets:
Cash and cash equivalents	$185,511	$494,765
Investments in subsidiaries	4,869,391	4,053,711
Other assets	76,458	67,074
Total assets	$5,131,360	$4,615,550
Liabilities:
Subordinated debentures	$147,233	$134,360
Other liabilities	6,529	2,135
Total liabilities	153,762	136,495
Stockholders’ equity	4,977,598	4,479,055
Total liabilities and stockholders’ equity	$5,131,360	$4,615,550

Parent Company Only	December 31,
Condensed Statements of Earnings	2017	2016	2015
	(In thousands)
Miscellaneous income	$3,393	$2,146	$1,458
Dividends from Bank subsidiary	265,000	259,000	214,000
Total income	268,393	261,146	215,458
Interest expense	5,519	4,816	4,279
Operating expenses	8,273	7,732	6,983
Total expenses	13,792	12,548	11,262
Earnings before income taxes and equity in undistributed earnings of subsidiaries	254,601	248,598	204,196
Income tax benefit	19,957	2,612	4,225
Earnings before equity in undistributed earnings of subsidiaries	274,558	251,210	208,421
Equity in undistributed earnings of subsidiaries	83,260	100,956	91,198
Net earnings	$357,818	$352,166	$299,619

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Parent Company Only	December 31,
Condensed Statements of Cash Flows	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net earnings	$357,818	$352,166	$299,619
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in other assets	(34,274)	96,668	145,709
Change in liabilities	4,857	(17,311)	9,115
Gain on sale of securities, net	(15)	(405)	—
Earned stock compensation	25,568	23,319	14,994
Tax effect of restricted stock vesting included in stockholders’ equity	—	4,406	841
Equity in undistributed earnings of subsidiaries	(83,260)	(100,956)	(91,198)
Net cash provided by operating activities	270,694	357,887	379,080

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	426	995	—
Net cash and cash equivalents (paid in) acquired in acquisitions	(223,818)	—	3,021
Net cash (used in) provided by investing activities	(223,392)	995	3,021

Cash flows from financing activities:
Common stock repurchased and restricted stock surrendered	(109,153)	(33,244)	(8,400)
Tax effect of restricted stock vesting included in stockholders’ equity	—	(4,406)	(841)
Increase in note receivable	—	—	(50,000)
Cash dividends paid, net	(247,403)	(243,437)	(215,110)
Net cash used in financing activities	(356,556)	(281,087)	(274,351)
Net (decrease) increase in cash and cash equivalents	(309,254)	77,795	107,750
Cash and cash equivalents, beginning of year	494,765	416,970	309,220
Cash and cash equivalents, end of year	$185,511	$494,765	$416,970

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$446,233	$—	$797,433

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
	(Dollars in thousands, except per share data)
Interest income	$284,597	$260,966	$259,544	$247,409
Interest expense	(21,641)	(19,276)	(17,071)	(14,957)
Net interest income	262,956	241,690	242,473	232,452
Provision for credit losses	(6,406)	(15,119)	(11,499)	(24,728)
(Loss) gain on sale of securities	(3,329)	1,236	1,651	(99)
Other noninterest income	30,124	30,146	33,631	35,213
Total noninterest income	26,795	31,382	35,282	35,114
Foreclosed assets income (expense), net	475	(2,191)	157	(143)
Acquisition, integration and reorganization costs	(16,085)	(1,450)	(1,700)	(500)
Other noninterest expense	(127,258)	(114,901)	(116,164)	(115,901)
Total noninterest expense	(142,868)	(118,542)	(117,707)	(116,544)
Earnings before income taxes	140,477	139,411	148,549	126,294
Income tax expense	(56,440)	(37,945)	(54,902)	(47,626)
Net earnings	$84,037	$101,466	$93,647	$78,668

Basic and diluted earnings per share	$0.66	$0.84	$0.77	$0.65

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
	(Dollars in thousands, except per share data)
Interest income	$261,773	$247,855	$247,054	$259,230
Interest expense	(13,468)	(13,220)	(13,297)	(14,636)
Net interest income	248,305	234,635	233,757	244,594
Provision for credit losses	(23,215)	(8,471)	(13,903)	(20,140)
Gain on sale of securities	515	382	478	8,110
FDIC loss sharing expense, net	—	—	(6,502)	(2,415)
Other noninterest income	28,380	26,538	28,145	28,844
Total noninterest income	28,895	26,920	22,121	34,539
Foreclosed assets (expense) income, net	(2,693)	248	3	561
Acquisition, integration and reorganization costs	—	—	—	(200)
Other noninterest expense	(115,929)	(110,958)	(110,084)	(111,049)
Total noninterest expense	(118,622)	(110,710)	(110,081)	(110,688)
Earnings before income taxes	135,363	142,374	131,894	148,305
Income tax expense	(49,716)	(48,479)	(49,726)	(57,849)
Net earnings	$85,647	$93,895	$82,168	$90,456

Basic and diluted earnings per share	$0.71	$0.77	$0.68	$0.74

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 21. SUBSEQUENT EVENTS
Stock Repurchase Program
On February 14, 2018, PacWest Bancorp’s Board of Directors amended its existing stock repurchase program to increase the authorized repurchase amount to $350 million and extended the expiration date to February 28, 2019. After the amendment on February 14, 2018, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program is $350 million.
Common Stock Dividends
On February 1, 2018, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on February 28, 2018 to stockholders of record at the close of business on February 20, 2018.
We have evaluated events that have occurred subsequent to December 31, 2017 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2017 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a‑15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. See "Management's Report on Internal Control Over Financial Reporting" set forth in Part II, Item 8 for additional information regarding management's evaluation.
(c) Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Available Information.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements
The consolidated financial statements of PacWest Bancorp and its subsidiaries and independent auditors’ report are included in Item 8 under Part II of this Form 10‑K.

2.	Financial Statement Schedules
All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits
The following documents are included or incorporated by reference in this Annual Report on Form 10‑K:

2.1 †	Agreement and Plan of Merger dated April 5, 2017 between PacWest Bancorp and CU Bancorp (Exhibit 2.1 to Form 8-K filed on April 6, 2017 and incorporated herein by this reference).
2.2 †#	Master LSTA Par/Near Par Trade Confirmation dated December 7, 2017 between Pacific Western Bank and Morgan Stanley Bank, N.A. (Filed herewith).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware Corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8‑K filed on May 14, 2008 and incorporated herein by this reference).
3.2
Certificate of Amendment of Certificate of Incorporation of PacWest Bancorp, a Delaware Corporation, dated May 14, 2010 (Exhibit 3.1 to Form 8‑K filed on May 14, 2010 and incorporated herein by this reference).

3.5	Amended and Restated Bylaws of PacWest Bancorp, a Delaware corporation, dated November 5, 2014 (Exhibit 3.5 to Form 10-Q filed on November 7, 2014 and incorporated herein by this reference).
4.1	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
10.1*	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, dated May 16, 2016 (Exhibit 10.1 to Form 8-K filed on May 18, 2016 and incorporated herein by this reference).
10.2*
Form of Stock Award Agreement and Grant Notice pursuant to the Company’s 2003 Stock Incentive Plan, as amended and restated (Exhibit 10.2 to Form 10-Q filed on November 7, 2016 and incorporated herein by this reference).

10.3*
Form of Stock Unit Award Agreement pursuant to the Company’s 2003 Stock Incentive Plan, as amended and restated (Exhibit 10.3 to Form 10-Q filed on November 7, 2016 and incorporated herein by this reference).

10.4*
Executive Severance Pay Plan, as amended and restated effective December 15, 2008, applicable to the executive officers of PacWest Bancorp and certain senior officers of PacWest Bancorp and its subsidiaries (Exhibit 10.2 to Form 10-K filed on March 2, 2009 and incorporated herein by this reference).

10.5*	Amendment to Executive Severance Pay Plan, dated December 11, 2014 (Exhibit 10.1 to Form 8‑K filed on December 16, 2014 and incorporated herein by this reference).
10.6*
2007 Executive Incentive Plan, as amended and restated, dated February 11, 2015 (Appendix A of the Company’s Definitive Proxy Statement filed on April 1, 2015 and incorporated herein by this reference).

10.7*	Indemnification Agreement, as amended, applicable to the directors and executive officers of the Company (Exhibit 10.24 to Form 10‑K filed on March 12, 2004 and incorporated herein by this reference).
10.8*	Separation Agreement by and between PacWest Bancorp and Lynn M. Hopkins, dated as of November 17, 2016 (Exhibit 10.11 to Form 10-K filed on March 1, 2017 and incorporated herein by this reference).
10.9*	PacWest Bancorp 2017 Stock Incentive Plan, dated May 15, 2017 (Exhibit 10.1 to Form S-8 filed on May 15, 2017 and incorporated herein by this reference).
10.10*	Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company’s 2017 Stock Incentive Plan (Exhibit 10.2 to Form 8-K filed on May 18, 2017 and incorporated herein by this reference).
10.11*	Form of Stock Award Agreement and Grant Notice pursuant to the Company’s 2017 Stock Incentive Plan (Exhibit 10.3 to Form 8-K filed on May 18, 2017 and incorporated herein by this reference).

10.12*	2018 Executive Incentive Plan, as amended and restated February 14, 2018 (Exhibit 10.1 to Form 8-K filed on February 16, 2018 and incorporated herein by this reference).
11.1
Statement re: Computation of Per Share Earnings (See Note 14. Earnings Per Share, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K).

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
101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

_________________________

†	Schedules and exhibits omitted pursuant to Section 601(b)(2) of Regulation S-K. PacWest agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
*    Management contract or compensatory plan or arrangement.

#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

(b)	Exhibits
The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

(c)	Excluded Financial Statements
Not Applicable
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP
Dated:	February 28, 2018	By:	/s/ Matthew P. Wagner Matthew P. Wagner (Chief Executive Officer)
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

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	February 28, 2018

/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018

/s/ PATRICK J. RUSNAK Patrick J. Rusnak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018

/s/ BART R. OLSON Bart R. Olson	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018

/s/ TANYA M. ACKER Tanya M. Acker	Director	February 28, 2018

/s/ PAUL R. BURKE Paul R. Burke	Director	February 28, 2018

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	February 28, 2018

/s/ C. WILLIAM HOSLER C. William Hosler	Director	February 28, 2018

/s/ SUSAN E. LESTER Susan E. Lester	Director	February 28, 2018

/s/ ROGER H. MOLVAR Roger H. Molvar	Director	February 28, 2018

/s/ JAMES J. PIECZYNSKI James J. Pieczynski	Director	February 28, 2018

/s/ DANIEL B. PLATT Daniel B. Platt	Director	February 28, 2018

/s/ ROBERT A. STINE Robert A. Stine	Director	February 28, 2018

/s/ MARK T. YUNG Mark T. Yung	Director	February 28, 2018