Form 10-Q
period 2018-03-31
PACWEST BANCORP
filed 2018-05-10
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of May 7, 2018, there were 125,133,358 shares of the registrant's common stock outstanding, excluding 1,381,135 shares of unvested restricted stock.

PACWEST BANCORP
MARCH 31, 2018 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFX	American Financial Exchange	FRB	Board of Governors of the Federal Reserve System
ALM	Asset Liability Management	FRBSF	Federal Reserve Bank of San Francisco
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	MBS	Mortgage-Backed Securities
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013.	MVE	Market Value of Equity
BHCA	Bank Holding Company Act of 1956, as amended	NII	Net Interest Income
BOLI	Bank Owned Life Insurance	NIM	Net Interest Margin
CapitalSource Inc.	A company acquired on April 7, 2014	Non-PCI	Non-Purchased Credit Impaired
CapitalSource Division	A division of Pacific Western Bank, formed at the closing of the CapitalSource Inc. merger	NSF	Non-Sufficient Funds
C&I	Commercial and Industrial	OREO	Other Real Estate Owned
CDI	Core Deposit Intangible Assets	PWEF	Pacific Western Equipment Finance, a leasing unit sold March 31, 2016
CET1	Common Equity Tier 1	PCI	Purchased Credit Impaired
CMOs	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Units
CRA	Community Reinvestment Act	S1AM	Square 1 Asset Management, Inc.
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
CUB	CU Bancorp (a company acquired on October 20, 2017)	SEC	Securities and Exchange Commission
CU Bank	California United Bank (a wholly-owned subsidiary of CUB)	Square 1	Square 1 Financial, Inc. (a company acquired on October 6, 2015)
DBO	California Department of Business Oversight	Square 1 Bank Division	A division of Pacific Western Bank formed at the closing of the Square 1 acquisition
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income adjusted for tax-equivalent adjustments related to tax-exempt interest on certain loans and municipal securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent NIM	NIM adjusted for tax-equivalent adjustments related to tax-exempt income on certain loans and municipal securities
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		TCJA	Tax Cuts and Jobs Act
FASB	Financial Accounting Standards Board	TDRs	Troubled Debt Restructurings
FCAL	First California Financial Group, Inc. (a company acquired on May 31, 2013)	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$235,061	$233,215
Interest-earning deposits in financial institutions	312,735	165,222
Total cash, cash equivalents, and restricted cash	547,796	398,437
Securities available-for-sale, at fair value	3,801,986	3,774,431
Federal Home Loan Bank stock, at cost	17,250	20,790
Total investment securities	3,819,236	3,795,221
Loans held for sale, at lower of cost or fair value	—	481,100
Gross loans and leases held for investment	16,516,627	17,032,221
Deferred fees, net	(61,342)	(59,478)
Allowance for loan and lease losses	(134,275)	(139,456)
Total loans and leases held for investment, net	16,321,010	16,833,287
Equipment leased to others under operating leases	280,648	284,631
Premises and equipment, net	33,686	31,852
Foreclosed assets, net	1,236	1,329
Deferred tax asset, net	12,584	—
Goodwill	2,548,670	2,548,670
Core deposit and customer relationship intangibles, net	73,280	79,626
Other assets	511,184	540,723
Total assets	$24,149,330	$24,994,876

LIABILITIES:
Noninterest-bearing deposits	$8,232,140	$8,508,044
Interest-bearing deposits	9,846,648	10,357,492
Total deposits	18,078,788	18,865,536
Borrowings	575,284	467,342
Subordinated debentures	452,223	462,437
Accrued interest payable and other liabilities	175,545	221,963
Total liabilities	19,281,840	20,017,278

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2018 and
December 31, 2017, 126,537,871 and 130,491,108 shares issued, respectively, including
1,383,914 and 1,436,120 shares of unvested restricted stock, respectively)	1,283	1,305
Additional paid-in capital	4,111,226	4,287,487
Retained earnings	835,611	723,471
Treasury stock, at cost (1,763,416 and 1,708,230 shares at March 31, 2018 and December 31, 2017)	(68,694)	(65,836)
Accumulated other comprehensive income, net	(11,936)	31,171
Total stockholders' equity	4,867,490	4,977,598
Total liabilities and stockholders' equity	$24,149,330	$24,994,876
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$251,085	$258,309	$224,178
Investment securities	26,138	25,712	23,039
Deposits in financial institutions	552	576	192
Total interest income	277,775	284,597	247,409
Interest expense:
Deposits	13,818	14,041	8,377
Borrowings	920	1,366	1,018
Subordinated debentures	6,537	6,234	5,562
Total interest expense	21,275	21,641	14,957
Net interest income	256,500	262,956	232,452
Provision for credit losses	4,000	6,406	24,728
Net interest income after provision for credit losses	252,500	256,550	207,724
Noninterest income:
Service charges on deposit accounts	4,174	4,574	3,758
Other commissions and fees	10,265	10,505	10,390
Leased equipment income	9,587	8,258	9,475
Gain on sale of loans and leases	4,569	1,988	712
Gain (loss) on sale of securities	6,311	(3,329)	(99)
Other income	3,653	4,799	10,878
Total noninterest income	38,559	26,795	35,114
Noninterest expense:
Compensation	71,023	71,986	64,880
Occupancy	13,223	12,715	11,608
Data processing	6,659	6,764	7,015
Other professional services	4,439	5,786	3,378
Insurance and assessments	5,727	5,384	4,791
Intangible asset amortization	6,346	5,062	3,064
Leased equipment depreciation	5,375	5,048	5,625
Foreclosed assets (income) expense, net	(122)	(475)	143
Acquisition, integration and reorganization costs	—	16,085	500
Loan expense	2,271	3,140	3,387
Other expense	12,454	11,373	12,153
Total noninterest expense	127,395	142,868	116,544
Earnings before income taxes	163,664	140,477	126,294
Income tax expense	(45,388)	(56,440)	(47,626)
Net earnings	$118,276	$84,037	$78,668

Earnings per share:
Basic	$0.93	$0.66	$0.65
Diluted	$0.93	$0.66	$0.65
Dividends declared per share	$0.50	$0.50	$0.50

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
	(Unaudited)
	(In thousands)
Net earnings	$118,276	$84,037	$78,668
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains on securities
available-for-sale arising during the period	(62,669)	(7,146)	11,184
Income tax benefit (expense) related to net unrealized
holding (losses) gains arising during the period	17,931	2,574	(4,507)
Unrealized net holding (losses) gains on securities
available-for-sale, net of tax	(44,738)	(4,572)	6,677
Reclassification adjustment for net (gains) losses
included in net earnings (1)	(6,311)	3,329	99
Income tax expense (benefit) related to reclassification
adjustment	1,806	(1,199)	(40)
Reclassification adjustment for net (gains) losses
included in net earnings, net of tax	(4,505)	2,130	59
Other comprehensive (loss) income, net of tax	(49,243)	(2,442)	6,736
Comprehensive income	$69,033	$81,595	$85,404
___________________________________

(1)	Entire amounts are recognized in "Gain (loss) on sale of securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2018
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2017	128,782,878	$1,305	$4,287,487	$723,471	$(65,836)	$31,171	$4,977,598
Cumulative effects of changes in
accounting principles (1)	—	—	—	(6,136)	—	6,136	—
Net earnings	—	—	—	118,276	—	—	118,276
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	(49,243)	(49,243)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	96,034	1	7,198	—	—	—	7,199
Restricted stock surrendered	(55,186)	—	—	—	(2,858)	—	(2,858)
Common stock repurchased under
Stock Repurchase Program	(2,285,855)	(23)	(119,770)	—	—	—	(119,793)
Cash dividends paid	—	—	(63,689)	—	—	—	(63,689)
Balance, March 31, 2018	126,537,871	$1,283	$4,111,226	$835,611	$(68,694)	$(11,936)	$4,867,490
________________________

(1)
Impact due to adoption on January 1, 2018 of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$118,276	$78,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,751	8,496
Amortization of net premiums on securities available-for-sale	8,432	10,601
Amortization of intangible assets	6,346	3,064
Provision for credit losses	4,000	24,728
Provision for losses on foreclosed assets	65	—
Gain on sale of loans and leases	(4,569)	(712)
Loss (gain) on sale of premises and equipment	7	(560)
(Gain) loss on sale of securities	(6,311)	99
Gain on BOLI death benefit	—	(471)
Unrealized (gain) loss on derivatives and foreign currencies, net	(605)	202
Earned stock compensation	7,199	6,470
Decrease in deferred income taxes, net	7,153	1,091
Decrease in other assets	38,208	661
(Decrease) increase in accrued interest payable and other liabilities	(50,969)	10,852
Net cash provided by operating activities	135,983	143,189

Cash flows from investing activities:
Net decrease (increase) in loans and leases	382,590	(157,244)
Proceeds from sales of loans and leases	615,376	37,173
Proceeds from maturities and paydowns of securities available-for-sale	75,125	92,612
Proceeds from sales of securities available-for-sale	306,253	42,996
Purchases of securities available-for-sale	(487,105)	(248,187)
Net redemptions of Federal Home Loan Bank stock	3,540	3,969
Proceeds from sales of foreclosed assets	28	212
Purchases of premises and equipment, net	(3,997)	(1,944)
Proceeds from sales of premises and equipment	—	10,290
Proceeds from BOLI death benefit	—	1,192
Net (increase) decrease in equipment leased to others under operating leases	(1,241)	114
Net cash provided by (used in) investing activities	890,569	(218,817)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(275,579)	131,170
Net (decrease) increase in interest-bearing deposits	(510,844)	329,605
Net increase (decrease) in borrowings	107,942	(445,203)
Net decrease in subordinated debentures	(12,372)	—
Common stock repurchased and restricted stock surrendered	(122,651)	(2,281)
Cash dividends paid	(63,689)	(60,833)
Net cash (used in) financing activities	(877,193)	(47,542)

Net increase (decrease) in cash, cash equivalents, and restricted cash	149,359	(123,170)
Cash, cash equivalents, and restricted cash, beginning of period	398,437	419,670
Cash, cash equivalents, and restricted cash, end of period	$547,796	$296,500

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,515	$14,352
Cash paid for income taxes	3,790	2,834
Loans transferred to foreclosed assets	—	78

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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. At March 31, 2018, the Bank offers a broad range of loan and lease and deposit products and services through 75 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank Divisions. Our CapitalSource Division provides asset-based, equipment, real estate, security cash flow loans and treasury management services to established middle-market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
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
We have completed 29 acquisitions from May 1, 2000 through March 31, 2018. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 3. Acquisitions, for more information about the CUB acquisition.
Significant Accounting Policies
Our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission ("Form 10-K"). Updates to our significant accounting policies described below reflect the impact of the adoption of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”
Investment Securities
Our significant accounting policy for investment securities applied to both debt and equity securities in prior periods. Effective January 1, 2018, upon the adoption of ASUs 2016-01 and 2018-03, our significant accounting policy for investment securities applies only to debt securities.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Equity Investments
Investments in common or preferred stock that are not publicly traded and certain investments in limited partnerships are considered equity investments that do not have a readily determinable fair value. If we have the ability to significantly influence the operating and financial policies of the investee, the investment is accounted for pursuant to the equity method of accounting. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or similarly structured entity. Our equity investment carrying values are included in other assets and our share of earnings and losses in equity method investees is included in "Noninterest income - other" on the condensed consolidated statements of earnings. Prior to January 1, 2018, if we did not have significant influence over the investee, the cost method was used to account for the equity interest.
Effective January 1, 2018 with the adoption of ASU 2016-01, our accounting treatment for equity investments differs for those with and without readily determinable fair values. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in “Noninterest income - other.” For equity investments without readily determinable fair values we have elected the “measurement alternative,” and therefore carry these investments at cost, less impairment (if any), plus or minus changes in observable prices. On a quarterly basis, we review our equity investments without readily determinable fair values for impairment. We consider a number of qualitative factors such as whether there is a significant deterioration in earnings performance, credit rating, asset quality, or business prospects of the investee in determining if impairment exists. If the investment is considered impaired, an impairment loss equal to the amount by which the carrying value exceeds its fair value is recorded through a charge to earnings. The impairment loss may be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at a higher amount than the carrying amount that was established when the impairment was recognized.
Realized gains or losses resulting from the sale of equity investments are calculated using the specific identification method and are included in "Noninterest income - other."
Comprehensive Income
Comprehensive income consists of net earnings and net unrealized gains (losses) on debt securities available‑for‑sale, net, and is presented in the consolidated statements of comprehensive income.
Accounting Standards Adopted in 2018
Effective January 1, 2018, the Company adopted ASU 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 supersedes Topic 605, "Revenue Recognition" and requires an entity to recognize revenue at an amount that reflects the consideration to which it expects to be entitled to in exchange for the transfer of promised goods or services to customers.
Substantially all of the Company's revenue is interest income on loans, investment securities, and deposits at other financial institutions which are specifically outside the scope of ASU 2014-09. ASU 2014-09 applies primarily to certain noninterest income items in the Company's condensed consolidated statement of earnings. The Company adopted ASU 2014-09 as of January 1, 2018 using the cumulative effect transition method, which resulted in no adjustment to retained earnings and no material impact on the Company's consolidated financial position, results of operations, or cash flows. The Company did make minor changes to accounting operations and internal controls as part of adopting this new standard. See Note 13. Revenue From Contracts With Customers for further details.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective January 1, 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 contained a number of changes which are applicable to the Company including the following: (1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; (2) allows equity investments without readily determinable fair values to be measured at cost less impairment, if any, plus or minus changes in observable prices (referred to as the "measurement alternative"); and (3) changes certain presentation and disclosure requirements for financial instruments, including using the exit price notion when measuring the fair value of financial instruments (see Note 11. Fair Value Measurements). ASU 2018-03 also clarified certain aspects of the guidance issued in ASU 2016-01, including requiring a prospective transition approach for equity investments without readily determinable fair value in which the measurement alternative is applied.
ASU 2016-01 does not apply to investments accounted for using the equity method, investments in consolidated subsidiaries, FHLB stock, and investments in low income housing tax credit projects. Upon adoption of ASU 2016-01, the Company recorded a transition adjustment to reclassify $529,000 in net unrealized gains from accumulated other comprehensive income ("AOCI") to retained earnings. The ASU also eliminated the requirement to classify equity investments into different categories such as “Available-for-Sale.” The adoption of this ASU may result in more earnings volatility as changes in fair value of certain equity investments will now be recorded in the statement of earnings as opposed to AOCI.
Effective January 1, 2018, the Company adopted ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." Upon adoption, the Company applied the retrospective transition method to each period presented. ASU 2016-15 addressed eight issues related to the statement of cash flows, the most relevant to the Company being the classification of proceeds from the settlement of BOLI policies. As the Company classified proceeds from the settlement of BOLI policies in the manner required by ASU 2016-15 in the prior periods presented, there was no change to the Company's consolidated financial position, results of operations, or cash flows for both current and prior periods upon adoption.
Effective January 1, 2018, the Company adopted ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." Upon adoption, the Company applied the retrospective transition method to each period presented. As the Company does not present restricted cash as a separate line in the statement of financial position, there is no change to the presentation of cash on the statement of cash flows. The nature and amount of our restricted cash is shown in Note 2. Restricted Cash Balances.
Effective January 1, 2018, the Company adopted ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. The Company had no acquisitions or purchases of components of a business in the first quarter of 2018, thus, the impact of adopting the new standard had no impact on the Company's consolidated financial position, results of operations, or cash flows.
Effective January 1, 2018, the Company adopted ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provided clarification of what constitutes a modification of a share-based payment award. The Company did not modify any share-based payment awards in the first quarter of 2018, thus, the impact of adopting the new standard had no impact on the Company's consolidated financial position, results of operations, or cash flows.
Effective January 1, 2018, the Company early-adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The TCJA required deferred tax assets and liabilities to be re-measured at its enactment date for the effect of the change in the federal corporate tax rate. This process resulted in "stranded tax effects" in AOCI for deferred tax asset or liabilities which were established with an offsetting amount in AOCI. ASU 2018-02 allows for a reclassification of the stranded tax effects resulting from the enactment of the TCJA from AOCI to retained earnings. The Company elected to reclassify its stranded tax effects of $6.665 million from AOCI to retained earnings effective January 1, 2018, while no other income tax effects related to the application of the TCJA were reclassified.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. In our loan and allowance tables, we realigned our commercial loan portfolio classes and subclasses to better reflect and report our lending, especially in light of the fourth quarter of 2017 cash flow loan sale and the exiting of the origination operations related to general, technology, and healthcare cash flow loans. Prior to the realignment, our commercial portfolio classes were: (1) asset-based, (2) venture capital, (3) cash flow, and (4) equipment finance. After the realignment, our commercial portfolio classes are (1) asset-based (which includes equipment finance), (2) venture capital, and (3) other commercial (which includes retained cash flow). All of the loan and allowance tables, both current period and prior periods, reflect this realignment.
In prior periods, our credit quality disclosures were only for Non-PCI loans and leases. As our gross PCI loan portfolio reduced to less than 0.4% of total loans as of the end of 2017, beginning in 2018 the credit quality disclosures reflect our entire loan and lease portfolio. Accordingly, for the credit quality tables in Note 6. Loans and Leases, amounts related to the 2018 period are for total loans and leases, while amounts related to the 2017 period are for Non-PCI loans and leases only.
NOTE 2. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the three months ended March 31, 2018 and year ended December 31, 2017 were $80.7 million and $77.6 million. As of March 31, 2018 and December 31, 2017, we pledged cash collateral for our derivative contracts of $3.7 million and $2.7 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3.  ACQUISITIONS
CUB Acquisition
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
NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS
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
Our other intangible assets with definite lives include CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The aggregate amortization expense is expected to be $22.5 million for 2018. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $18.7 million for 2019, $14.6 million for 2020, $10.8 million for 2021, $7.5 million for 2022, and $1.4 million for 2023.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$119,497	$61,997	$64,187
Addition from CUB acquisition	—	57,500	—
Balance, end of period	119,497	119,497	64,187
Accumulated Amortization:
Balance, beginning of period	(39,871)	(34,809)	(27,821)
Amortization	(6,346)	(5,062)	(3,064)
Balance, end of period	(46,217)	(39,871)	(30,885)
Net CDI and CRI, end of period	$73,280	$79,626	$33,302

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	March 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$251,585	$2,748	$(2,557)	$251,776	$243,375	$3,743	$(844)	$246,274
Agency CMOs	551,021	840	(5,916)	545,945	277,638	968	(2,897)	275,709
Private label CMOs	114,386	3,071	(1,212)	116,245	122,816	3,813	(642)	125,987
Municipal securities	1,392,261	19,389	(8,064)	1,403,586	1,627,707	53,700	(1,339)	1,680,068
Agency commercial MBS	1,114,430	121	(25,057)	1,089,494	1,169,969	2,758	(8,758)	1,163,969
U.S. Treasury securities	148,217	365	—	148,582	—	—	—	—
SBA securities	148,787	706	(1,229)	148,264	160,214	695	(575)	160,334
Asset-backed securities	81,022	11	(1,299)	79,734	89,425	159	(874)	88,710
Corporate debt securities	17,000	1,360	—	18,360	17,000	2,295	—	19,295
Collateralized loan obligations	—	—	—	—	6,960	55	—	7,015
Equity investments	—	—	—	—	6,421	779	(130)	7,070
Total	$3,818,709	$28,611	$(45,334)	$3,801,986	$3,721,525	$68,965	$(16,059)	$3,774,431
In connection with our adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018, we reclassified $7.1 million of equity investments from securities available-for-sale to other assets in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated.
As of March 31, 2018, securities available-for-sale with a fair value of $433.3 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the three months ended March 31, 2018, we sold $299.9 million of securities available-for-sale for a gross realized gain of $6.8 million and a gross realized loss of $515,000. During the three months ended March 31, 2017, we sold $43.1 million of securities available-for-sale for a gross realized gain of $204,000 and a gross realized loss of $303,000.

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

	March 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$104,277	$(1,649)	$24,518	$(908)	$128,795	$(2,557)
Agency CMOs	251,805	(5,359)	18,377	(557)	270,182	(5,916)
Private label CMOs	92,396	(1,105)	4,446	(107)	96,842	(1,212)
Municipal securities	364,270	(6,320)	30,973	(1,744)	395,243	(8,064)
Agency commercial MBS	1,006,897	(21,302)	67,387	(3,755)	1,074,284	(25,057)
SBA securities	87,303	(1,229)	—	—	87,303	(1,229)
Asset-backed securities	64,382	(1,199)	7,630	(100)	72,012	(1,299)
Total	$1,971,330	$(38,163)	$153,331	$(7,171)	$2,124,661	$(45,334)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$44,795	$(311)	$26,010	$(533)	$70,805	$(844)
Agency CMOs	163,014	(2,452)	20,928	(445)	183,942	(2,897)
Private label CMOs	50,521	(500)	5,035	(142)	55,556	(642)
Municipal securities	67,936	(365)	32,326	(974)	100,262	(1,339)
Agency commercial MBS	579,373	(3,777)	129,060	(4,981)	708,433	(8,758)
SBA securities	74,904	(575)	—	—	74,904	(575)
Asset-backed securities	45,198	(818)	10,473	(56)	55,671	(874)
Equity investments	1,039	(130)	—	—	1,039	(130)
Total	$1,026,780	$(8,928)	$223,832	$(7,131)	$1,250,612	$(16,059)
We reviewed the securities that were in an unrealized loss position at March 31, 2018, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2018
	Amortized	Fair
Maturity	Cost	Value
	(In thousands)
Due in one year or less	$10,384	$10,517
Due after one year through five years	486,326	483,913
Due after five years through ten years	1,053,610	1,035,714
Due after ten years	2,268,389	2,271,842
Total securities available-for-sale	$3,818,709	$3,801,986
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
	(In thousands)
Taxable interest	$14,599	$13,724	$12,166
Non-taxable interest	11,107	11,429	10,381
Dividend income	432	559	492
Total interest income on investment securities	$26,138	$25,712	$23,039

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.  LOANS AND LEASES
Our loans are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums on acquired non-impaired loans are recognized as an adjustment to interest income over the contractual life of the loans primarily using the effective interest method or taken into income when the related loans are paid off or included in the carrying amount of loans that are sold.
Prior to January 1, 2018, our loan and lease portfolio consisted of Non-PCI loans and leases and PCI loans. Non-PCI loans and leases were those we originated or those we acquired that were not credit impaired at the dates of acquisition. PCI loans were purchased loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and for which it was probable that collection of all contractually required payments was unlikely. As our gross PCI loan portfolio represented less than 0.4% of total loans as of the end of 2017, beginning in 2018 the PCI loans were accounted for as Non-PCI loans. Accordingly, in the credit quality tables below under "Loans and leases held for investment," amounts related to the 2018 period are for total loans and leases, and amounts related to the 2017 period are for Non-PCI loans and leases.
Loans Held for Sale
In the fourth quarter of 2017, we sold $1.5 billion of cash flow loans and exited our CapitalSource Division origination operations related to general, technology, and healthcare cash flow loans. As of December 31, 2017, $1.0 billion of the loans sold had settled, while $481.1 million were classified as held for sale. In connection with the loan sale and transfer of loans to held for sale, we recognized $2.2 million in charge-offs during the fourth quarter of 2017 to record the loans at the lower of cost or fair value. The loans held for sale at December 31, 2017 settled in the first quarter of 2018 and we recorded a gain of $1.3 million.
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	March 31, 2018	December 31, 2017
	Total	Non-PCI		Total
	Loans	Loans	PCI	Loans
	and Leases	and Leases	Loans	and Leases
	(In thousands)
Real estate mortgage	$7,570,526	$7,815,355	$53,658	$7,869,013
Real estate construction and land	1,699,630	1,611,287	—	1,611,287
Commercial	6,848,576	7,137,978	4,158	7,142,136
Consumer	397,895	409,551	234	409,785
Gross loans and leases held for investment	16,516,627	16,974,171	58,050	17,032,221
Deferred fees, net	(61,342)	(59,464)	(14)	(59,478)
Loans and leases held for investment,
net of deferred fees	16,455,285	16,914,707	58,036	16,972,743
Allowance for loan and lease losses	(134,275)	(133,012)	(6,444)	(139,456)
Total loans and leases held for
investment, net	$16,321,010	$16,781,695	$51,592	$16,833,287

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated:

	March 31, 2018
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$26,262	$6,849	$33,111	$4,999,895	$5,033,006
Residential	1,512	1,976	3,488	2,517,749	2,521,237
Total real estate mortgage	27,774	8,825	36,599	7,517,644	7,554,243
Real estate construction and land:
Commercial	—	—	—	789,892	789,892
Residential	2,605	—	2,605	884,505	887,110
Total real estate construction and land	2,605	—	2,605	1,674,397	1,677,002
Commercial:
Asset-based	—	680	680	2,957,210	2,957,890
Venture capital	737	1,492	2,229	1,918,414	1,920,643
Other commercial	5,133	1,388	6,521	1,941,069	1,947,590
Total commercial	5,870	3,560	9,430	6,816,693	6,826,123
Consumer	1,000	—	1,000	396,917	397,917
Total	$37,249	$12,385	$49,634	$16,405,651	$16,455,285

	December 31, 2017
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$29,070	$9,107	$38,177	$5,323,310	$5,361,487
Residential	6,999	2,022	9,021	2,428,483	2,437,504
Total real estate mortgage	36,069	11,129	47,198	7,751,793	7,798,991
Real estate construction and land:
Commercial	—	—	—	769,075	769,075
Residential	2,081	—	2,081	820,073	822,154
Total real estate construction and land	2,081	—	2,081	1,589,148	1,591,229
Commercial:
Asset-based	344	690	1,034	2,923,837	2,924,871
Venture capital	6,533	760	7,293	2,115,418	2,122,711
Other commercial	2,846	1,586	4,432	2,062,906	2,067,338
Total commercial	9,723	3,036	12,759	7,102,161	7,114,920
Consumer	562	—	562	409,005	409,567
Total (1)	$48,435	$14,165	$62,600	$16,852,107	$16,914,707
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value and PCI loans.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

It is our policy to discontinue accruing interest when principal or interest payments are past due 90 days or more (unless the loan is both well secured and in the process of collection) or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. Interest income on nonaccrual loans is recognized only to the extent cash is received and the principal balance of the loan is deemed collectable.
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated:

	March 31, 2018			December 31, 2017 (1)
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$19,116	$5,013,890	$5,033,006	$65,563	$5,295,924	$5,361,487
Residential	5,225	2,516,012	2,521,237	3,350	2,434,154	2,437,504
Total real estate mortgage	24,341	7,529,902	7,554,243	68,913	7,730,078	7,798,991
Real estate construction and land:
Commercial	—	789,892	789,892	—	769,075	769,075
Residential	—	887,110	887,110	—	822,154	822,154
Total real estate construction and land	—	1,677,002	1,677,002	—	1,591,229	1,591,229
Commercial:
Asset-based	32,838	2,925,052	2,957,890	33,553	2,891,318	2,924,871
Venture capital	21,861	1,898,782	1,920,643	29,424	2,093,287	2,122,711
Other commercial	24,434	1,923,156	1,947,590	23,874	2,043,464	2,067,338
Total commercial	79,133	6,746,990	6,826,123	86,851	7,028,069	7,114,920
Consumer	251	397,666	397,917	20	409,547	409,567
Total	$103,725	$16,351,560	$16,455,285	$155,784	$16,758,923	$16,914,707
________________________
(1)     Excludes loans held for sale carried at lower of cost or fair value and PCI loans.
At March 31, 2018, nonaccrual loans and leases totaled $103.7 million and included $11.9 million of loans and leases 90 or more days past due, $8.7 million of loans and leases 30 to 89 days past due, and $83.1 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $155.8 million at December 31, 2017, including $14.2 million of the loans and leases 90 or more days past due, $3.2 million of loans and leases 30 to 89 days past due, and $138.4 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of March 31, 2018, our ten largest loan relationships on nonaccrual status had an aggregate carrying value of $68.8 million and represented 66.3% of total nonaccrual loans and leases.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit risk rating categories for loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	March 31, 2018
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$44,635	$158,496	$4,829,875	$5,033,006
Residential	12,436	1,672	2,507,129	2,521,237
Total real estate mortgage	57,071	160,168	7,337,004	7,554,243
Real estate construction and land:
Commercial	453	—	789,439	789,892
Residential	—	30,626	856,484	887,110
Total real estate construction and land	453	30,626	1,645,923	1,677,002
Commercial:
Asset-based	49,913	54,882	2,853,095	2,957,890
Venture capital	31,364	124,303	1,764,976	1,920,643
Other commercial	68,813	43,681	1,835,096	1,947,590
Total commercial	150,090	222,866	6,453,167	6,826,123
Consumer	428	1,456	396,033	397,917
Total	$208,042	$415,116	$15,832,127	$16,455,285

	December 31, 2017 (1)
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$93,795	$122,488	$5,145,204	$5,361,487
Residential	8,425	4,582	2,424,497	2,437,504
Total real estate mortgage	102,220	127,070	7,569,701	7,798,991
Real estate construction and land:
Commercial	—	—	769,075	769,075
Residential	—	619	821,535	822,154
Total real estate construction and land	—	619	1,590,610	1,591,229
Commercial:
Asset-based	51,000	37,256	2,836,615	2,924,871
Venture capital	49,671	114,210	1,958,830	2,122,711
Other commercial	75,251	21,883	1,970,204	2,067,338
Total commercial	175,922	173,349	6,765,649	7,114,920
Consumer	263	1,130	408,174	409,567
Total	$278,405	$302,168	$16,334,134	$16,914,707
________________________
(1)     Excludes loans held for sale carried at lower of cost or fair value and PCI loans.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following table presents the composition of our impaired loans and leases held for investment, net of deferred fees, by portfolio segment as of the dates indicated:

	March 31, 2018			December 31, 2017 (1)
		Performing	Total		Performing	Total
	Nonaccrual	Troubled	Impaired	Nonaccrual	Troubled	Impaired
	Loans	Debt	Loans	Loans	Debt	Loans
	and	Restructured	and	and	Restructured	and
	Leases	Loans	Leases	Leases	Loans	Leases
	(In thousands)
Real estate mortgage	$24,341	$51,031	$75,372	$68,913	$47,560	$116,473
Real estate construction and land	—	5,670	5,670	—	5,690	5,690
Commercial	79,133	3,349	82,482	86,851	3,488	90,339
Consumer	251	123	374	20	100	120
Total	$103,725	$60,173	$163,898	$155,784	$56,838	$212,622
________________________
(1)     Excludes loans held for sale carried at lower of cost or fair value and PCI loans.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our impaired loans and leases held for investment, net of deferred fees, by portfolio segment and class as of and for the dates indicated:

	March 31, 2018			December 31, 2017 (1)
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$13,884	$14,690	$576	$15,750	$16,548	$628
Residential	4,295	4,926	512	2,787	2,957	342
Commercial:
Venture capital	17,367	18,312	4,970	16,565	17,203	4,267
Other commercial	18,048	31,672	8,171	20,404	29,951	8,368
Consumer	295	355	16	100	100	16
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$48,729	$63,283		$93,827	$105,923
Residential	8,464	10,674		4,109	4,481
Real estate construction and land:
Commercial	5,670	5,670		5,690	5,689
Commercial:
Asset-based	32,838	55,890		33,553	54,911
Venture capital	6,129	29,786		14,534	40,029
Other commercial	8,100	27,819		5,283	9,351
Consumer	79	179		20	93
Total Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$75,372	$93,573	$1,088	$116,473	$129,909	$970
Real estate construction and land	5,670	5,670	—	5,690	5,689	—
Commercial	82,482	163,479	13,141	90,339	151,445	12,635
Consumer	374	534	16	120	193	16
Total	$163,898	$263,256	$14,245	$212,622	$287,236	$13,621
________________________
(1)     Excludes loans held for sale carried at lower of cost or fair value and PCI loans.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2018		2017
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$13,884	$201	$14,350	$206
Residential	4,295	23	3,501	12
Commercial:
Venture capital	14,598	—	4,693	—
Other commercial	16,851	15	44,333	15
Consumer	295	2	187	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$46,782	$765	$92,753	$560
Residential	8,464	45	5,216	15
Real estate construction and land:
Commercial	5,670	89	6,111	67
Residential	—	—	572	2
Commercial:
Asset-based	32,838	—	30,739	—
Venture capital	4,474	—	2,429	—
Other commercial	7,859	1,147	4,750	30
Consumer	79	—	127	2
Total Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$73,425	$1,034	$115,820	$793
Real estate construction and land	5,670	89	6,683	69
Commercial	76,620	1,162	86,944	45
Consumer	374	2	314	2
Total	$156,089	$2,287	$209,761	$909
_________________________

(1)	For loans and leases reported as impaired at March 31, 2018 and 2017, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our troubled debt restructurings of loans held for investment by portfolio segment and class for the periods indicated:

	Three Months Ended March 31,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—	$—	1	$64	$—
Residential	—	—	—	2	42	42
Commercial:
Venture capital	—	—	—	3	13,065	13,065
Other commercial	2	11,783	11,783	4	719	719
Consumer	—	—	—	1	97	97
Total	2	$11,783	$11,783	11	$13,987	$13,923
The following table presents troubled debt restructurings of loans held for investment by portfolio segment and class that subsequently defaulted for the periods indicated:

	Three Months Ended March 31,
	2018			2017
Troubled Debt Restructurings	Number	Recorded		Number	Recorded
That Subsequently Defaulted	of Loans	Investment(1)		of Loans	Investment(1)
	(Dollars in thousands)
Commercial:
Other commercial	1	$2,250		—	$—
Consumer	—	—		1	28
Total	1	$2,250	(2)	1	$28	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the 12-month period ended March 31, 2018, the population of defaulted restructured loans includes only those loans restructured after March 31, 2017. The table excludes defaulted troubled debt restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at March 31, 2018, and there were no charge-offs.

(3)	Represents the balance at March 31, 2017, and there were no charge-offs.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2018
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$40,051	$13,055	$84,022	$2,328	$139,456
Charge-offs	(2,598)	—	(9,524)	(31)	(12,153)
Recoveries	1,657	9	5,487	45	7,198
Provision (negative provision)	1,048	5,126	(6,205)	(195)	(226)
Balance, end of period	$40,158	$18,190	$73,780	$2,147	$134,275

Ending Allowance by
Impairment Methodology:
Individually evaluated for impairment	$1,088	$—	$13,141	$16	$14,245
Collectively evaluated for impairment	$39,070	$18,190	$60,639	$2,131	$120,030

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for impairment	$74,390	$5,670	$82,434	$324	$162,818
Collectively evaluated for impairment	7,479,853	1,671,332	6,743,689	397,593	16,292,467
Ending balance	$7,554,243	$1,677,002	$6,826,123	$397,917	$16,455,285

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
The allowance for credit losses is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The following tables present a summary of the activity in the allowance for loan and lease losses, reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended March 31, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$139,456	$28,635	$168,091
Charge-offs	(12,153)	—	(12,153)
Recoveries	7,198	—	7,198
Net charge-offs	(4,955)	—	(4,955)
Provision (negative provision)	(226)	4,226	4,000
Balance, end of period	$134,275	$32,861	$167,136

	Three Months Ended March 31, 2017
	Non-PCI
	Allowance for	Reserve for		PCI	Total
	Loan and	Unfunded Loan	Allowance for	Allowance for	Allowance for
	Lease Losses	Commitments	Credit Losses	Loan Losses	Credit Losses
	(In thousands)
Balance, beginning of period	$143,755	$17,523	$161,278	$13,483	$174,761
Charge-offs	(20,928)	—	(20,928)	(2,230)	(23,158)
Recoveries	2,739	—	2,739	—	2,739
Net charge-offs	(18,189)	—	(18,189)	(2,230)	(20,419)
Provision	24,260	240	24,500	228	24,728
Balance, end of period	$149,826	$17,763	$167,589	$11,481	$179,070

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	March 31,	December 31,
Property Type	2018	2017
	(In thousands)
Construction and land development	$219	$219
Commercial real estate	64	64
Single family residence	953	1,019
Total other real estate owned, net	1,236	1,302
Other foreclosed assets	—	27
Total foreclosed assets, net	$1,236	$1,329
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2017	$1,329
Provision for losses	(65)
Reductions related to sales	(28)
Balance, March 31, 2018	$1,236
NOTE 8.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	March 31,	December 31,
Other Assets	2018	2017
	(In thousands)
Cash surrender value of BOLI	$195,163	$193,917
Interest receivable	78,822	82,935
Taxes receivable	64,739	98,998
CRA investments	53,838	49,432
Low income housing tax credit ("LIHTC") investments	43,793	39,235
Equity investments without readily determinable fair values	15,642	14,856
Equity investments with readily determinable fair values	5,028	—
Other assets	54,159	61,350
Total other assets	$511,184	$540,723
The Company has purchased life insurance policies on certain employees and has also acquired life insurance policies through acquisitions. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value. The increase in the cash surrender value each period is recorded to "Noninterest income - other."
The Company makes various investments for CRA investment purposes including, but not limited to, CRA-related loan pool investments, CRA-related equity investments and investments in LIHTC partnerships. The loan pool and other CRA equity investments primarily consist of investments in partnerships which provide affordable housing and participations in loan pools which provide low-cost loans to low and moderate income applicants.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company invests as a limited partner in LIHTC partnerships that operate qualified affordable housing projects and generate tax benefits for investors, including federal low income housing tax credits. The partnerships are deemed to be VIEs because they do not have sufficient equity investment at risk and are structured with non-substantive voting rights. We are not the primary beneficiary of the VIEs and do not consolidate them. As a practical expedient, we amortize the investment in proportion to the allocated tax benefits using the proportional amortization method of accounting and record such benefits net of investment amortization in income tax expense.
Our equity investments without readily determinable fair values include investments in privately held companies and limited partnerships as well as investments in entities from which we issued trust preferred securities. On January 1, 2018, we adopted ASU 2016-01 and ASU 2018-03 which changed the way we account for equity investments without readily determinable fair values previously accounted for using the cost method. Upon adoption, we have elected to measure our equity investments without readily determinable fair values using the measurement alternative. The Company reclassified $1.2 million of equity securities without readily determinable fair values previously included in securities available-for-sale to other assets on our condensed consolidated balance sheet in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated. Carrying values of these investments are adjusted to fair value upon observable transactions for identical or similar investments of the same issuer. We did not identify any observable transactions for our equity investments without readily determinable fair values during the three months ended March 31, 2018 that would require us to adjust the carrying value of these investments held as of March 31, 2018. Beginning January 1, 2018, unrealized and realized gains and losses on equity investments without readily determinable fair values are recorded in "Noninterest income - other."
Our equity investments with readily determinable fair values include investments in public companies and publicly-traded mutual funds. The Company reclassified $5.9 million of equity securities with readily determinable fair values previously included in securities available-for-sale to other assets on our condensed consolidated balance sheet in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated. Beginning January 1, 2018, unrealized and realized gains and losses on equity investments with readily determinable fair values are recorded in "Noninterest income - other."

The remaining other assets balance of $54.2 million at March 31, 2018 consists of, among other things, prepaid expenses, other receivables, equity warrants, and derivative assets.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9. BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$284	6.94%	$342	6.87%
FHLB secured advances	340,000	1.87%	332,000	1.41%
FHLB unsecured overnight advance	135,000	1.85%	135,000	1.34%
AFX borrowings	100,000	1.82%	—	—%
Total borrowings	$575,284		$467,342
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of March 31, 2018, this debt had a weighted average remaining maturity of 1.7 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of March 31, 2018 of $3.9 billion, collateralized by a blanket lien on $5.7 billion of certain qualifying loans. As of March 31, 2018, the balance outstanding was a $340.0 million overnight advance. As of December 31, 2017, the balance outstanding was a $332.0 million overnight advance.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2018, the Bank had secured borrowing capacity of $1.7 billion collateralized by liens covering $2.1 billion of certain qualifying loans. As of March 31, 2018 and December 31, 2017, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $135.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which $135.0 million was outstanding at March 31, 2018. At December 31, 2017, the balance outstanding was $135.0 million.
Federal Funds Arrangements with Commercial Banks. As of March 31, 2018, the Bank had unsecured lines of credit of $75.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2018 and December 31, 2017, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2018 the balance outstanding was $100.0 million in overnight borrowings. As of December 31, 2017, there were no balances outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	March 31, 2018		December 31, 2017		Date	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	5.28%	$10,310	4.70%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	5.17%	10,310	4.64%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	5.13%	5,155	4.55%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	4.52%	61,856	4.13%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	3.81%	20,619	3.28%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	3.72%	16,495	3.19%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	3.67%	10,310	3.14%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	4.07%	82,475	3.54%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	3.72%	128,866	3.33%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	3.72%	51,545	3.33%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	3.72%	51,550	3.33%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	31,773	1.72%	30,986	1.72%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	3.72%	16,470	3.33%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	3.72%	6,650	3.33%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	3.72%	39,177	3.33%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Trust I (2)	—	—%	6,186	3.64%	12/10/2004	3/15/2035	3 month LIBOR + 2.05
Trust II (2)	—	—%	3,093	3.34%	12/23/2005	3/15/2036	3 month LIBOR + 1.75
Trust III (2)	—	—%	3,093	3.44%	6/30/2006	9/18/2036	3 month LIBOR + 1.85
Gross subordinated debentures	543,561		555,146
Unamortized discount (3)	(91,338)		(92,709)
Net subordinated debentures	$452,223		$462,437
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Acquired in the CUB acquisition on October 20, 2017 and redeemed in the first quarter of 2018.

(3)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	March 31,	December 31,
	2018	2017
	(In thousands)
Loan commitments to extend credit	$6,352,803	$6,234,061
Standby letters of credit	337,678	320,063
Total	$6,690,481	$6,554,124
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The increase in loan commitments to extend credit is primarily a result of the continued growth of our construction and venture capital portfolios.
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
In addition, the Company invests in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of March 31, 2018 and December 31, 2017, we had commitments to contribute capital to these entities totaling $79.4 million and $62.6 million. We also had commitments to contribute up to an additional $2.5 million to private equity funds at March 31, 2018 and December 31, 2017.
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

•
Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes municipal securities, agency residential and commercial MBS, collateralized loan obligations, registered publicly rated private label CMOs, and asset-backed securitizations.

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily securities available‑for‑sale and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, CDI, and other long‑lived assets.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	March 31, 2018
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$251,776	$—	$251,776	$—
Agency CMOs	545,945	—	545,945	—
Private label CMOs	116,245	—	94,164	22,081
Municipal securities	1,403,586	—	1,403,586	—
Agency commercial MBS	1,089,494	—	1,089,494	—
U.S. Treasury securities	148,582	148,582	—	—
SBA securities	148,264	—	148,264	—
Asset-backed securities	79,734	—	43,316	36,418
Corporate debt securities	18,360	—	18,360	—
Total securities available-for-sale	3,801,986	148,582	3,594,905	58,499
Equity warrants	5,284	—	—	5,284
Other derivative assets	3,327	—	3,327	—
Equity investments with readily determinable fair values	5,028	5,028	—	—
Total recurring assets	$3,815,625	$153,610	$3,598,232	$63,783
Derivative liabilities	$642	$—	$642	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2017
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$246,274	$—	$246,274	$—
Agency CMOs	275,709	—	275,709	—
Private label CMOs	125,987	—	103,113	22,874
Municipal securities	1,680,068	—	1,680,068	—
Agency commercial MBS	1,163,969	—	1,163,969	—
SBA securities	160,334	—	160,334	—
Asset-backed securities	88,710	—	46,601	42,109
Corporate debt securities	19,295	—	19,295	—
Collateralized loan obligations	7,015	—	7,015	—
Equity investments	7,070	5,922	1,148	—
Total securities available-for-sale	3,774,431	5,922	3,703,526	64,983
Equity warrants	5,161	—	—	5,161
Other derivative assets	1,873	—	1,873	—
Total recurring assets	$3,781,465	$5,922	$3,705,399	$70,144
Derivative liabilities	$1,379	$—	$1,379	$—
During the three months ended March 31, 2018, there were no transfers of assets between Level 1 and Level 2, and there was a $13,000 transfer of private label CMOs from Level 3 to Level 2 of the fair value hierarchy for assets measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	March 31, 2018
	Private Label CMOs		Asset-Backed Securities
		Weighted		Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input	of Inputs	Input
Voluntary annual prepayment speeds	3.8% - 52.7%	8.3%	5% - 15%	14.0%
Annual default rates	0.1% - 16.5%	2.5%	1% - 2%	1.9%
Loss severity rates	3.2% - 105.7%	46.3%	10% - 60%	55.2%
Discount rates	2.0% - 10.3%	5.3%	3.2% - 4.3%	3.6%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

March 31, 2018
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	16.8%
Risk-free interest rate	2.4%
Remaining life assumption (in years)	3.7
The following table summarizes activity for our Level 3 private label CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed	Equity
	Label CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2017	$22,874	$42,109	$5,161
Total included in earnings	165	(10)	248
Total included in other comprehensive income	(141)	(228)	—
Issuances	—	—	206
Sales	—	—	(331)
Transfer to Level 2	(13)	—	—
Net settlements	(804)	(5,453)	—
Balance, March 31, 2018	$22,081	$36,418	$5,284
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	March 31, 2018
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$45,557	$—	$1,128	$44,429
OREO	953	—	953	—
Total non-recurring	$46,510	$—	$2,081	$44,429

	Fair Value Measurement as of
	December 31, 2017
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$61,095	$—	$5,143	$55,952
Loans held for sale	483,563	—	483,563	—
Total non-recurring	$544,658	$—	$488,706	$55,952

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended
Losses on Assets	March 31,
Measured on a Non‑Recurring Basis	2018	2017
	(In thousands)
Impaired loans (1)	$7,816	$13,617
OREO	65	—
Total losses	$7,881	$13,617
__________________________

(1)	Loss for 2018 period relates to total loans. Loss for 2017 period relates to Non-PCI loans.
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	March 31, 2018
		Valuation	Unobservable		Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired loans	$32,638	Discounted cash flows	Discount rates	2.00% - 10.20%	7.33%
Impaired loans	11,791	Third party appraisals	No discounts
Total non-recurring Level 3	$44,429
ASC Topic 825, “Financial Instruments,” (as amended by ASU 2016-01 and ASU 2018-03) requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
On January 1, 2018, we adopted ASU 2016-01 and ASU 2018-03 which requires the use of the exit price notion when measuring the fair values of financial instruments for disclosure purposes. Starting in the first quarter of 2018, we updated our methodology used to estimate fair values for our loan portfolios to conform to the new requirements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$235,061	$235,061	$235,061	$—	$—
Interest‑earning deposits in financial institutions	312,735	312,735	312,735	—	—
Securities available‑for‑sale	3,801,986	3,801,986	148,582	3,594,905	58,499
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	16,321,010	16,247,325	—	1,128	16,246,197
Equity warrants	5,284	5,284	—	—	5,284
Other derivative assets	3,327	3,327	—	3,327	—
Equity investments with readily determinable fair values	5,028	5,028	5,028	—	—

Financial Liabilities:
Core deposits	15,661,529	15,661,529	—	15,661,529	—
Non-core non-maturity deposits	585,399	585,399	—	585,399	—
Time deposits	1,831,860	1,820,330	—	1,820,330	—
Borrowings	575,284	575,285	575,000	285	—
Subordinated debentures	452,223	435,985	—	435,985	—
Derivative liabilities	642	642	—	642	—

	December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$233,215	$233,215	$233,215	$—	$—
Interest‑earning deposits in financial institutions	165,222	165,222	165,222	—	—
Securities available‑for‑sale	3,774,431	3,774,431	5,922	3,703,526	64,983
Investment in FHLB stock	20,790	20,790	—	20,790	—
Loans held for sale	481,100	483,563	—	483,563	—
Loans and leases held for investment, net	16,833,287	17,023,098	—	5,143	17,017,955
Equity warrants	5,161	5,161	—	—	5,161
Other derivative assets	1,873	1,873	—	1,873	—

Financial Liabilities:
Core deposits	15,937,012	15,937,012	—	15,937,012	—
Non-core non-maturity deposits	863,202	863,202	—	863,202	—
Time deposits	2,065,322	2,055,104	—	2,055,104	—
Borrowings	467,342	467,342	467,000	342	—
Subordinated debentures	462,437	444,383	—	444,383	—
Derivative liabilities	1,379	1,379	—	1,379	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Operations and Summary of Significant Accounting Policies, and Note 12. Fair Value Measurements, to the Consolidated Financial Statements of the Company's 2017 Annual Report on Form 10-K.
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2018, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 12. EARNINGS PER SHARE
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$118,276	$84,037	$78,668
Less: Earnings allocated to unvested restricted stock(1)	(1,115)	(951)	(999)
Net earnings allocated to common shares	$117,161	$83,086	$77,669

Weighted-average basic shares and unvested restricted
stock outstanding	127,487	127,971	121,346
Less: Weighted-average unvested restricted stock
outstanding	(1,413)	(1,440)	(1,503)
Weighted-average basic shares outstanding	126,074	126,531	119,843

Basic earnings per share	$0.93	$0.66	$0.65

Diluted Earnings Per Share:
Net earnings allocated to common shares	$117,161	$83,086	$77,669

Weighted-average basic shares outstanding	126,074	126,531	119,843

Diluted earnings per share	$0.93	$0.66	$0.65
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company adopted Topic 606 Revenue from Contracts with Customers effective as of January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. Revenue from contracts with customers in the scope of Topic 606 is measured based on the consideration specified in the contract with a customer, and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company's performance obligations are typically satisfied as services are rendered and payment is generally collected at the time services are rendered, or on a monthly, quarterly or annual basis. The Company had no material unsatisfied performance obligations as of March 31, 2018.
In certain cases, other parties are involved with providing products and services to our customers. If the Company is a principal in the transaction (providing goods or services itself), revenues are reported based on the gross consideration received from the customer and any related expenses are reported gross in noninterest expense. If the Company is an agent in the transaction (arranging for another party to provide goods or services), the Company reports its net fee or commission retained as revenue. Rebates, waivers, and reversals are recorded as a reduction of revenue either when the revenue is recognized by the Company or at the time the rebate, waiver, or reversal is earned by the customer.
The Company has elected the following practical expedients: (1) we do not disclose information about remaining performance obligations that have original expected durations of one year or less; and (2) we do not adjust the consideration from customers for the effects of a significant financing component if at contract inception the period between when the Company transfers the goods or services and when the customer pays for that good or service will be one year or less.
Nature of Goods and Services
Substantially all of the Company's revenue, such as interest income on loans, investment securities, and interest-earning deposits in financial institutions, is specifically out-of-scope of Topic 606. For the revenue that is in-scope, the following is a description of principal activities, separated by the timing of revenue recognition, from which the Company generates its revenue from contracts with customers:

•
Revenue earned at a point in time. Examples of revenue earned at a point in time are ATM transaction fees, wire transfer fees, NSF fees, and credit and debit card interchange fees. Revenue is generally derived from transactional information accumulated by our systems and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Company is the principal in each of these contracts with the exception of credit and debit card interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal.

•
Revenue earned over time. The Company earns certain revenue from contracts with customers monthly. Examples of this type of revenue are deposit account service fees, investment management fees, merchant referral services, MasterCard marketing incentives and safe deposit box fees. Account service charges, management fees and referral fees are recognized on a monthly basis while any transaction-based revenue is recorded as the activity occurs. Revenue is primarily based on the number and type of transactions and is generally derived from transactional information accumulated by our systems. Revenue is recorded in the same period as the related transactions occur or services are rendered to the customer.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue
The following table presents interest income and noninterest income, the components of total revenue, as disclosed in the condensed consolidated statements of earnings and the related amounts which are from contracts with customers within the scope of Topic 606. As illustrated here, substantially all of our revenue is specifically excluded from the scope of Topic 606.

	Three Months Ended March 31, 2018
	Total	Revenue from
	Recorded	Contracts With
	Revenue	Customers
	(In thousands)
Total interest income	$277,775	$—
Noninterest income:
Service charges on deposit accounts	4,174	4,174
Other commissions and fees	10,265	4,651
Leased equipment income	9,587	—
Gain on sale of loans	4,569	—
Gain on sale of securities	6,311	—
Other income	3,653	461
Total noninterest income	38,559	9,286
Total revenue	$316,334	$9,286
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the period indicated:

Three Months Ended
March 31, 2018
(In thousands)
Products and services transferred at a point in time	$4,661
Products and services transferred over time	4,625
Total revenue from contracts with customers	$9,286
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

March 31, 2018
(In thousands)
Receivables, which are included in "Other assets"	$1,438
Contract assets, which are included in "Other assets"	$—
Contract liabilities, which are included in "Interest payable and other liabilities"	$719
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the three months ended March 31, 2018 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $33,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, employees, and consultants. As of March 31, 2018, the 2017 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of March 31, 2018, there were 3,537,972 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan, or the 2003 Plan, remain outstanding.
Restricted Stock
Restricted stock amortization totaled $7.2 million, $5.4 million, and $6.5 million for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of March 31, 2018 totaled $52.1 million.
Time-Based Restricted Stock Awards
At March 31, 2018, there were 1,383,914 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans (the "Plans"). The TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
Performance-Based Restricted Stock Units
At March 31, 2018, there were 325,741 unvested PRSUs granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding under either the 2017 Plan or the 2003 Plan until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which, among other things, requires lessees to recognize most leases on-balance sheet, which will result in an increase in their reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases, and is effective for annual and interim periods in fiscal years beginning after December 15, 2018. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” in January 2018. The FASB has also approved an optional transition method when adopting Topic 842, which would allow companies to elect not to adjust their comparative period financial information, and effectively apply the requirements of the new standard prospectively. The Company will adopt the standard effective January 1, 2019. The Company has reviewed its current lessee portfolio and is assessing the impact of the new standard on its financial statements, related disclosures, systems, and internal controls. The accounting changes are expected to relate primarily to its leased branches and office space which are currently accounted for as operating leases. The Company is on track with its implementation plan which includes a new software solution and procedures. The Company has not yet determined the quantitative effect ASU 2016-02 will have on its consolidated financial position and results of operations. For information on the Company's future minimum lease payments refer to Note 8. Premises and Equipment, Net in our Annual Report on Form 10-K for the year ended December 31, 2017.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which significantly changes the way entities recognize credit losses and impairment of financial assets recorded at amortized cost. Currently, the credit loss and impairment model for loans and leases is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the new current expected credit loss ("CECL") model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The forward-looking concept of CECL to estimate future credit losses will broaden the range of data to consider including, but not limited to, past and current events and conditions along with reasonable and supportable forecasts that affect expected collectability. The new standard will also add new disclosure requirements.
The Company has established a multidisciplinary project team, developed an implementation plan, selected a software solution, completed the readiness assessment, and is engaged in the implementation phase of the project. The Company, with the assistance of a third party adviser, is working on: (1) developing a new expected loss model with supportable assumptions, (2) identifying data, reporting, and disclosure gaps, (3) assessing updates to accounting policies, and (4) documenting new processes and controls. ASU 2016-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with earlier adoption permitted. The Company plans to adopt this standard on January 1, 2020. Entities are required to use a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the adoption date. The new standard will be significant to the policies, processes, and methodology used to determine credit losses, however the Company has not yet determined the quantitative effect ASU 2016-13 will have on its consolidated financial position and results of operations.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16. SUBSEQUENT EVENTS
Common Stock Dividends
On April 24, 2018, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.60 per common share. The cash dividend is payable on May 31, 2018 to stockholders of record at the close of business on May 21, 2018.
The Company has evaluated events that have occurred subsequent to March 31, 2018 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our capital management, including reducing excess capital, intentions to expand the Bank’s lending business; net interest income, net interest margin, allowance for loan and lease losses, deposit growth, loan and lease portfolio growth and production, liquidity, profitability, goodwill and intangible assets, interest rate risk management, and effective tax rates. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

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
The Bank is focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. At March 31, 2018, the Bank offers a broad range of loan and lease and deposit products and services through 75 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. We provide commercial banking services, including real estate, construction, and commercial loans, and comprehensive deposit and treasury management services to small and middle-market businesses. We offer additional products and services through our CapitalSource and Square 1 Bank Divisions. Our CapitalSource Division provides asset-based, equipment, real estate, security cash flow loans and treasury management services to established middle market businesses on a national basis. Our Square 1 Bank Division offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, for the first quarter of 2018, accounted for 86.9% of our net revenue (net interest income plus noninterest income).
At March 31, 2018, we had total assets of $24.1 billion, including $16.5 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale, compared to $25.0 billion of total assets, including $17.5 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale at December 31, 2017. The $845.5 million decrease in total assets during the three months ended March 31, 2018 was due primarily to a $998.6 million decrease in loans and leases, offset partially by a $149.4 million increase in cash and cash equivalents. The decrease in loans and leases was driven mostly by payoffs and paydowns of $1.9 billion and settlement of the loans held for sale at December 31, 2017, offset partially by new production of $788.5 million and disbursements of $747.4 million.
At March 31, 2018, we had total liabilities of $19.3 billion, including total deposits of $18.1 billion and borrowings of $575.3 million, compared to $20.0 billion of total liabilities, including $18.9 billion of total deposits and $467.3 million of borrowings at December 31, 2017. The $735.4 million decrease in total liabilities since year-end was due mainly to a $275.5 million decrease in core deposits, a $277.8 million decrease in non-core non-maturity deposits, and a $233.5 million decrease in time deposits, offset partially by a $107.9 million increase in borrowings, primarily short-term FHLB advances. At March 31, 2018, core deposits totaled $15.7 billion, or 87% of total deposits, and time deposits totaled $1.8 billion, or 10% of total deposits.

Recent Events
CUB Acquisition
On October 20, 2017, PacWest completed the acquisition of CUB in a transaction valued at $670.6 million. As part of the acquisition, CU Bank, a wholly-owned subsidiary of CUB, was merged with and into PacWest's wholly-owned banking subsidiary, Pacific Western Bank.
CU Bank was a commercial bank headquartered in Los Angeles, California with nine branches located in Los Angeles, Orange, Ventura and San Bernardino counties. We completed the acquisition to, among other things, enhance our Southern California community bank franchise by adding a $2.1 billion loan portfolio and $2.7 billion of core deposits.
We recorded the acquired assets and liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date which increased total assets by $3.5 billion. The application of the acquisition method of accounting resulted in goodwill of $374.7 million.
Loan Sales and Loans Held for Sale
In the fourth quarter of 2017, we sold $1.5 billion of cash flow loans and exited our CapitalSource Division origination operations related to general, technology, and healthcare cash flow loans. As of December 31, 2017, $1.0 billion of the loans sold had settled, while $481.1 million were classified as held for sale. In connection with the loan sale and transfer of loans to held for sale, we recognized $2.2 million in charge-offs during the fourth quarter of 2017 to record the loans at the lower of cost or fair value. The loans held for sale at December 31, 2017 settled in the first quarter of 2018 and we recorded a gain of $1.3 million.
Federal Tax Reform
The TCJA was signed into law on December 22, 2017 and represents the first major overhaul of the United States federal income tax system in more than 30 years. The TCJA reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. Other changes affecting us include immediate deductions for certain new investments instead of deductions for bonus depreciation expense over time, modification of the deduction for performance-based executive compensation and limiting the amount of FDIC insurance assessments that are deductible. We currently estimate that our 2018 effective tax rate will be approximately 28%.
Stock Repurchase Program
Our Stock Repurchase Program was initially authorized by PacWest's Board of Directors in October 2016 pursuant to which the Company could, until December 31, 2017, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. In November 2017, PacWest's Board of Directors amended the Stock Repurchase Program to reduce the authorized purchase amount to $150 million and extend the maturity date to December 31, 2018. On February 14, 2018, PacWest's Board of Directors amended the Stock Repurchase Program to increase the authorized purchase amount to $350 million and extend the maturity date to February 28, 2019.
The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. During the first quarter of 2018, the Company repurchased 2,285,855 shares of common stock for a total amount of $119.8 million. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At March 31, 2018, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $296.7 million.

Key Performance Indicators
Among other factors, our operating results generally depend on the following key performance indicators:
The Level of Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income (annualized if related to a quarterly period) expressed as a percentage of average interest‑earning assets. Tax equivalent net interest income is net interest income increased by an adjustment for tax-exempt interest on certain loans and municipal securities based on a 21% federal statutory tax rate for 2018 and a 35% federal statutory tax rate for prior periods. Tax equivalent net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets.
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
Loan and Lease Growth
We actively seek new lending opportunities under an array of commercial real estate loans and C&I lending products. Our targeted collateral for our real estate loan offerings includes multi-family properties, industrial properties, office properties, hospitality properties, and retail properties. Our C&I loan products include equipment-secured loans and leases, asset-secured loans, loans to finance companies, cash flow loans primarily to security monitoring companies, and venture capital loans to either venture capital firms directly for working capital or to venture capital-backed companies to support operations. Our loan origination process emphasizes credit quality. We have a number of large credit relationships and individual commitments. Our commitment sizes vary by loan product and can reach up to $150 million for certain asset-based lending arrangements and select real estate loans. We price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
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
We regularly review our loans and leases to determine whether there has been any deterioration in credit quality resulting from borrower operations or changes in collateral value or other factors which may affect collectability of our loans and leases. Changes in economic conditions, such as the rate of economic growth, the unemployment rate, rate of inflation, increases in the general level of interest rates, declines in real estate values, changes in commodity prices, and adverse conditions in borrowers’ businesses, could negatively impact our borrowers and cause us to adversely classify loans and leases. An increase in classified loans and leases generally results in increased provisions for credit losses and an increased allowance for credit losses. Any deterioration in the commercial real estate market may lead to increased provisions for credit losses because our loans are concentrated in commercial real estate loans.

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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended
		March 31,	December 31,	March 31,
Efficiency Ratio		2018	2017	2017
		(Dollars in thousands)
Noninterest expense		$127,395	$142,868	$116,544
Less:	Intangible asset amortization	6,346	5,062	3,064
	Foreclosed assets (income) expense, net	(122)	(475)	143
	Acquisition, integration and reorganization costs	—	16,085	500
Noninterest expense used for efficiency ratio		$121,171	$122,196	$112,837

Net interest income (tax equivalent)		$258,472	$268,230	$237,235
Noninterest income		38,559	26,795	35,114
Net revenues		297,031	295,025	272,349
Less:	Gain (loss) on sale of securities	6,311	(3,329)	(99)
Net revenues used for efficiency ratio		$290,720	$298,354	$272,448

Efficiency ratio		41.7%	41.0%	41.4%
Critical Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We identify critical policies as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses on loans and leases held for investment, accounting for business combinations, and the realization of deferred income tax assets and liabilities. For further information, refer to our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

		Three Months Ended
		March 31,	December 31,	March 31,
Return on Average Tangible Equity		2018	2017	2017
		(Dollars in thousands)
Net earnings		$118,276	$84,037	$78,668

Average stockholders' equity		$4,901,207	$4,920,498	$4,503,675
Less:	Average intangible assets	2,625,593	2,495,876	2,209,112
Average tangible common equity		$2,275,614	$2,424,622	$2,294,563

Return on average equity (1)		9.79%	6.78%	7.08%
Return on average tangible equity (2)		21.08%	13.75%	13.90%
___________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	March 31,	December 31,
Tangible Book Value Per Share	2018	2017
	(Dollars in thousands, except per share data)
Stockholders’ equity	$4,867,490	$4,977,598
Less: Intangible assets	2,621,950	2,628,296
Tangible common equity	$2,245,540	$2,349,302

Total assets	$24,149,330	$24,994,876
Less: Intangible assets	2,621,950	2,628,296
Tangible assets	$21,527,380	$22,366,580

Equity to assets ratio	20.16%	19.91%
Tangible common equity ratio (1)	10.43%	10.50%
Book value per share	$38.47	$38.65
Tangible book value per share (2)	$17.75	$18.24
Shares outstanding	126,537,871	128,782,878
_______________________________________

(1)	Tangible common equity divided by tangible assets.

(2)	Tangible common equity divided by shares outstanding.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
	(Dollars in thousands, except per share data)
Earnings Summary:
Net interest income	$256,500	$262,956	$232,452
Provision for credit losses	(4,000)	(6,406)	(24,728)
Noninterest income	38,559	26,795	35,114
Noninterest expense	(127,395)	(142,868)	(116,544)
Earnings before income taxes	163,664	140,477	126,294
Income tax expense	(45,388)	(56,440)	(47,626)
Net earnings	$118,276	$84,037	$78,668

Performance Measures:
Diluted earnings per share	$0.93	$0.66	$0.65
Annualized return on:
Average assets	1.99%	1.34%	1.47%
Average tangible equity (1)(2)	21.08%	13.75%	13.90%
Net interest margin (tax equivalent)	5.11%	4.97%	5.16%
Efficiency ratio	41.7%	41.0%	41.4%
_____________________________

(1)	Calculation reduces average stockholder's equity by average intangible assets.

(2)	See "Non-GAAP Measurements."
First Quarter of 2018 Compared to Fourth Quarter of 2017
Net earnings for the first quarter of 2018 were $118.3 million, or $0.93 per diluted share, compared to net earnings for the fourth quarter of 2017 of $84.0 million, or $0.66 per diluted share. The $34.2 million increase in net earnings was due mainly to lower noninterest expense of $15.5 million, higher noninterest income of $11.8 million, lower income tax expense of $11.1 million, and a lower provision for credit losses of $2.4 million, offset partially by lower net interest income of $6.5 million. The decrease in noninterest expense was due to lower acquisition, integration and reorganization costs of $16.1 million related to the CUB acquisition completed in the fourth quarter of 2017. The increase in noninterest income was due mainly to a higher gain on sale of securities of $9.6 million. In the first quarter of 2018, we sold certain securities for a net gain of $6.3 million, whereas in the fourth quarter of 2017, we made a tax-related decision to sell certain securities resulting in a net loss of $3.3 million. The decrease in income tax expense was due primarily to the TCJA which reduced our effective tax rate to 27.7% in the first quarter of 2018 from 40.2%% in the fourth quarter of 2017. Net interest income declined by $6.5 million due mostly to two fewer days in the current quarter and a lower average loan and lease balance, offset partially by a higher yield on average loans and leases.

First Quarter of 2018 Compared to First Quarter of 2017
Net earnings for the first quarter of 2018 were $118.3 million, or $0.93 per diluted share, compared to net earnings for the first quarter of 2017 of $78.7 million, or $0.65 per diluted share. The $39.6 million increase in net earnings was due mainly to higher net interest income of $24.0 million, a lower provision for credit losses of $20.7 million and higher noninterest income of $3.4 million, offset partially by higher noninterest expense of $10.9 million. The increase in net interest income was due mainly to a higher average interest-earning assets balance and a higher yield on average loans and leases, offset by a lower yield on average investment securities and higher interest expense. The provision for credit losses was lower in the first quarter of 2018 due to higher recoveries and the first quarter of 2017 included higher specific provisions for impaired loans. The increase in noninterest income was due mostly to a higher gain on sale of securities of $6.4 million. The increase in noninterest expense was due mostly to (1) higher compensation expense of $6.1 million related to inclusion of the CUB operations since its October 2017 acquisition, and (2) higher intangible asset amortization of $3.3 million due to the intangible assets related to the CUB acquisition.

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

	Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)	$16,682,124	$251,260	6.11%	$17,426,873	$258,586	5.89%	$15,297,044	$224,178	5.94%
Investment securities (3)	3,682,138	27,935	3.08%	3,807,928	30,709	3.20%	3,257,448	27,822	3.46%
Deposits in financial institutions	150,674	552	1.49%	179,379	576	1.27%	100,751	192	0.77%
Total interest‑earning assets (4)	20,514,936	279,747	5.53%	21,414,180	289,871	5.37%	18,655,243	252,192	5.48%
Other assets	3,556,212			3,375,656			2,990,291
Total assets	$24,071,148			$24,789,836			$21,645,534

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$2,311,988	3,050	0.54%	$2,340,166	2,891	0.49%	$1,505,439	1,167	0.31%
Money market deposits	5,038,119	6,812	0.55%	5,415,630	7,214	0.53%	4,866,720	4,410	0.37%
Savings deposits	685,173	258	0.15%	702,023	279	0.16%	711,529	298	0.17%
Time deposits	1,923,963	3,698	0.78%	2,120,749	3,657	0.68%	2,246,547	2,502	0.45%
Total interest‑bearing deposits	9,959,243	13,818	0.56%	10,578,568	14,041	0.53%	9,330,235	8,377	0.36%
Borrowings	239,293	920	1.56%	445,106	1,366	1.22%	596,903	1,018	0.69%
Subordinated debentures	461,648	6,537	5.74%	458,269	6,234	5.40%	441,521	5,562	5.11%
Total interest‑bearing liabilities	10,660,184	21,275	0.81%	11,481,943	21,641	0.75%	10,368,659	14,957	0.59%
Noninterest‑bearing demand deposits	8,311,104			8,190,134			6,595,346
Other liabilities	198,653			197,261			177,854
Total liabilities	19,169,941			19,869,338			17,141,859
Stockholders’ equity	4,901,207			4,920,498			4,503,675
Total liabilities and
stockholders' equity	$24,071,148			$24,789,836			$21,645,534
Net interest income (4)		$258,472			$268,230			$237,235
Net interest rate spread (4)			4.72%			4.62%			4.89%
Net interest margin (4)			5.11%			4.97%			5.16%

Total deposits (5)	$18,270,347	$13,818	0.31%	$18,768,702	$14,041	0.30%	$15,925,581	$8,377	0.21%
Funding sources (6)	$18,971,288	$21,275	0.45%	$19,672,077	$21,641	0.44%	$16,964,005	$14,957	0.36%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Includes discount accretion on acquired loans of $7.6 million, $6.8 million, and $6.4 million for the three months ended March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

(3)
Includes tax-equivalent adjustments of $1.8 million, $5.0 million, and $4.8 million for the three months ended March 31, 2018, December 31, 2017, and March 31, 2017, respectively, related to tax-exempt interest on municipal securities. The federal statutory tax rate utilized was 21% for the 2018 period and 35% for the 2017 periods.

(4)	Tax equivalent.

(5)
Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.

(6)
Funding sources is the sum of total interest-bearing liabilities and noninterest-bearing demand deposits. The cost of funding sources is calculated as annualized total interest expense divided by average funding sources.

First Quarter of 2018 Compared to Fourth Quarter of 2017
Net interest income decreased by $6.5 million to $256.5 million for the first quarter of 2018 compared to $263.0 million for the fourth quarter of 2017 due mainly to two fewer days in the first quarter and a lower average loan and lease balance, offset partially by a higher yield on average loans and leases. The loan and lease yield for the first quarter of 2018 was 6.11% compared to 5.89% for the fourth quarter of 2017. The increase in the loan and lease yield was principally due to the repricing of variable-rate loans, higher fee income, and higher recapture of nonaccrual interest.
The tax equivalent NIM for the first quarter of 2018 was 5.11% compared to 4.97% for the fourth quarter of 2017. The increase in the tax equivalent NIM was due mainly to the higher loan and lease yield resulting from the repricing of variable-rate loans and higher loan fee income, which was offset partially by a decrease of six basis points resulting from a smaller tax equivalent adjustment due to the lower statutory federal tax rate. The taxable equivalent adjustment for tax-exempt interest income on municipal securities contributed four points to the tax equivalent NIM for the first quarter of 2018 and nine basis points for the fourth quarter of 2017.
The cost of average total deposits increased to 0.31% in the first quarter of 2018 from 0.30% in the fourth quarter of 2017.
First Quarter of 2018 Compared to First Quarter of 2017
Net interest income increased by $24.0 million to $256.5 million for the first quarter of 2018 compared to $232.5 million for the first quarter of 2017 due mainly to a higher average interest-earning assets balance and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. The loan and lease yield for the first quarter of 2018 was 6.11% compared to 5.94% for the same quarter of 2017. The increase in the loan and lease yield was due mainly to repricing of variable-rate loans attributable to the increase in market rates during the first quarter of 2018 and three increases in market interest rates during 2017.
The tax equivalent NIM for the first quarter of 2018 was 5.11% compared to 5.16% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to a higher cost of average interest-bearing liabilities, a lower yield on average investments securities, and a decrease of six basis points resulting from a smaller tax equivalent adjustment due to the lower statutory federal tax rate, offset partially by the increase in the yield on average loans and leases as described above. Tax-exempt interest income on municipal securities contributed four basis points to the tax equivalent NIM for the first quarter of 2018 and 10 basis points for the first quarter of 2017.
The cost of average total deposits increased to 0.31% for the first quarter of 2018 from 0.21% for the first quarter of 2017 due mainly to higher costs of non-core non-maturity deposits and brokered time deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding Non-PCI credit quality metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for loan and lease losses	$(226)	$2,906	$24,488
Addition to reserve for unfunded loan commitments	4,226	3,500	240
Total provision for credit losses	$4,000	$6,406	$24,728

Credit Quality Metrics (1):
Net charge‑offs on loans and leases
held for investment	$4,955	$22,758	$18,189
Annualized net charge‑offs to
average loans and leases	0.12%	0.52%	0.49%
At period end:
Nonaccrual loans and leases held for investment (2)	$103,725	$155,784	$173,030
Performing troubled debt restructured loans
held for investment	60,173	56,838	56,947
Total impaired loans and leases	$163,898	$212,622	$229,977

Classified loans and leases (2)	$208,042	$278,405	$424,399
Allowance for credit losses	$167,136	$161,647	$167,589
Allowance for credit losses to
loans and leases held for investment	1.02%	0.96%	1.08%
Allowance for credit losses to nonaccrual
loans and leases held for investment	161.1%	103.8%	96.9%
______________________

(1)	Amounts and ratios related to March 31, 2018 are for total loans and leases. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases.

(2)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017.
Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. We have a provision for credit losses on our loans and leases held for investment that is based on our allowance methodology and is an expense that, in our judgment, is required to maintain an adequate allowance for credit losses.
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
We recorded a provision for credit losses of $4.0 million in the first quarter of 2018, $6.4 million in the fourth quarter of 2018, and $24.7 million in the first quarter of 2017. The decrease in the provision for credit losses for the first quarter of 2018 was due mainly to lower period-end loan and lease balances and recoveries of $7.2 million.

Net charge-offs on loans and leases held for investment of $5.0 million for the first quarter of 2018 were comprised of $12.2 million in charge-offs net of $7.2 million in recoveries. Charge-offs included $6.9 million for other commercial loans, $2.5 million for commercial real estate mortgage loans, and $2.3 million for venture capital loans. Recoveries included $4.6 million for venture capital loans.
Net charge-offs on loans and leases held for investment of $22.8 million for the fourth quarter of 2017 were comprised of $24.3 million in charge-offs net of $1.6 million in recoveries. Charge-offs included $20.1 million for venture capital loans and$3.6 million for other commercial loans.
Net charge-offs on loans and leases held for investment of $18.2 million for the first quarter of 2017 were comprised of $20.9 million in charge-offs net of $2.7 million in recoveries. Charge-offs included $13.5 million for other commercial loans and $5.8 million for venture capital loans. Recoveries included $2.0 million for asset-based loans.
Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are an increased amount of classified and/or impaired loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions. Changes in economic conditions include the rate of economic growth, the unemployment rate, the rate of inflation, increases in the general level of interest rates, declines in real estate values, and adverse conditions in borrowers’ businesses. See further discussion in “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Income	2018	2017	2017
	(In thousands)
Service charges on deposit accounts	$4,174	$4,574	$3,758
Other commissions and fees	10,265	10,505	10,390
Leased equipment income	9,587	8,258	9,475
Gain on sale of loans and leases	4,569	1,988	712
Gain (loss) on sale of securities	6,311	(3,329)	(99)
Other income:
Dividends and realized gains on equity investments	251	342	1,345
Warrant income	248	831	155
Other	3,154	3,626	9,378
Total noninterest income	$38,559	$26,795	$35,114
First Quarter of 2018 Compared to Fourth Quarter of 2017
Noninterest income increased by $11.8 million to $38.6 million for the first quarter of 2018 compared to $26.8 million for the fourth quarter of 2017 due mainly to a higher gain on sale of securities of $9.6 million and a higher gain on sale of loans of $2.6 million. During the first quarter of 2018, we sold $299.9 million of securities for a gain of $6.3 million. These securities were sold primarily for reinvestment in higher quality liquid assets, yield, and credit risk purposes. During the fourth quarter of 2017, we made a tax-related decision to sell $172.6 million of securities and recognized a loss of $3.3 million to take advantage of the higher statutory federal tax rate in 2017. In addition, the gain on sale of loans increased by $2.6 million to $4.6 million for the first quarter of 2018 from $2.0 million for the fourth quarter of 2017. The first quarter of 2018 includes a $2.4 million gain resulting from the sale of our largest nonaccrual loan above our carrying value and $1.3 million related to the settlement of our December 31, 2017 loans held for sale of $481.1 million.

First Quarter of 2018 Compared to First Quarter of 2017
Noninterest income increased by $3.4 million to $38.6 million for the first quarter of 2018 compared to $35.1 million for the first quarter of 2017 due mostly to a higher gain on sale of securities of $6.4 million and a higher gain on sale of loans of $3.9 million, offset partially by lower other income of $6.2 million attributable mainly to a $5.0 million legal settlement with a former borrower received in the first quarter of 2017.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Expense	2018	2017	2017
	(In thousands)
Compensation	$71,023	$71,986	$64,880
Occupancy	13,223	12,715	11,608
Data processing	6,659	6,764	7,015
Other professional services	4,439	5,786	3,378
Insurance and assessments	5,727	5,384	4,791
Intangible asset amortization	6,346	5,062	3,064
Leased equipment depreciation	5,375	5,048	5,625
Foreclosed assets expense (income), net	(122)	(475)	143
Acquisition, integration and reorganization costs	—	16,085	500
Loan expense	2,271	3,140	3,387
Other	12,454	11,373	12,153
Total noninterest expense	$127,395	$142,868	$116,544
First Quarter of 2018 Compared to Fourth Quarter of 2017
Noninterest expense decreased by $15.5 million to $127.4 million for the first quarter of 2018 compared to $142.9 million for the fourth quarter of 2017 due mostly to a decrease in acquisition, integration and reorganization costs of $16.1 million related to the CUB acquisition. Other professional services decreased by $1.3 million due mostly to lower legal fees and internal audit costs. Compensation expense decreased by $1.0 million as the fourth quarter of 2017 included a charge of $2.9 million for separation costs in connection with exiting the origination operations related to general, technology, and healthcare cash flow loans, offset partially by an increase in stock compensation expense and a seasonal increase in payroll tax expense. Intangible asset amortization increased by $1.3 million as a result of a full quarter of expense for the intangible assets related to the CUB acquisition. Other expense increased by $1.1 million due primarily to an increase in CRA-related and corporate donations.
First Quarter of 2018 Compared to First Quarter of 2017
Noninterest expense increased by $10.9 million to $127.4 million for the first quarter of 2018 compared to $116.5 million for the first quarter of 2017 due mostly to higher compensation expense of $6.1 million related to inclusion of the CUB operations since its October 2017 acquisition. Intangible asset amortization increased by $3.3 million due to the intangible assets related to the CUB acquisition.

Income Taxes
The effective tax rate for the first quarter of 2018 was 27.7% compared to 40.2% for the fourth quarter of 2017 and 37.7% for the first quarter of 2017. The effective tax rate for the first quarter of 2018 was lower due to the enactment of the TCJA, which reduced the federal statutory corporate tax rate to 21% in the first quarter of 2018 from 35% in the fourth quarter of 2017. The Company recorded the effects of the TCJA in its financial statements as of December 31, 2017. There were no changes recorded in the first quarter of 2018 and the Company considers its accounting for the effects of the TCJA to be materially complete. However, the legislation remains subject to potential amendments, technical corrections and further guidance at both the federal and state levels. The Company's blended statutory tax rate for federal and state is 28.7%. The estimated effective tax rate for the full year 2018 is approximately 28%.
Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	March 31, 2018			December 31, 2017
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$251,776	7%	3.3	$246,274	7%	3.0
Agency CMOs	545,945	14%	4.8	275,709	7%	6.8
Private label CMOs	116,245	3%	4.3	125,987	3%	5.1
Municipal securities	1,403,586	37%	7.6	1,680,068	45%	7.3
Agency commercial MBS	1,089,494	29%	5.4	1,163,969	31%	5.4
U.S. Treasury securities	148,582	4%	3.7	—	—%	—
SBA securities	148,264	4%	2.1	160,334	4%	2.0
Asset-backed securities	79,734	2%	2.2	88,710	2%	3.0
Corporate debt securities	18,360	—%	11.3	19,295	1%	11.8
Collateralized loan obligations	—	—%	—	7,015	—%	0.3
Equity investments	—	—%	—	7,070	—%	—
Total securities available-for-sale	$3,801,986	100%	5.7	$3,774,431	100%	6.0

The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	March 31, 2018
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$293,276	21%
New York	145,509	10%
Washington	145,025	10%
Texas	86,037	6%
Ohio	80,675	6%
Oregon	62,880	4%
District of Columbia	61,460	4%
Florida	53,776	4%
Utah	50,404	4%
Massachusetts	48,841	4%
Total of ten largest states	1,027,883	73%
All other states	375,703	27%
Total municipal securities	$1,403,586	100%

Loans and Leases Held for Investment
The following table presents the composition of our total loans and leases held for investment as of the dates indicated:

	March 31, 2018		December 31, 2017
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$687,876	4%	$843,653	5%
Hospitality	551,621	3%	695,043	4%
SBA program	543,413	3%	551,606	3%
Other commercial real estate	3,250,096	21%	3,295,438	20%
Total commercial real estate	5,033,006	31%	5,385,740	32%
Income producing residential	2,266,820	14%	2,245,058	13%
Other residential real estate	254,417	1%	221,836	1%
Total residential real estate	2,521,237	15%	2,466,894	14%
Total real estate mortgage	7,554,243	46%	7,852,634	46%
Real estate construction and land:
Commercial	789,892	5%	769,075	5%
Residential	887,110	5%	822,154	5%
Total real estate construction and land	1,677,002	10%	1,591,229	10%
Total real estate	9,231,245	56%	9,443,863	56%
Commercial:
Lender finance & timeshare	1,638,036	10%	1,609,937	9%
Equipment finance	646,252	4%	656,995	4%
Other asset-based	383,929	2%	425,354	3%
Premium finance	289,673	2%	232,664	1%
Total asset-based	2,957,890	18%	2,924,950	17%
Expansion stage	1,076,788	7%	953,199	6%
Equity fund loans	409,270	2%	471,163	3%
Early stage	262,904	2%	443,370	3%
Late stage	171,681	1%	255,003	1%
Total venture capital	1,920,643	12%	2,122,735	13%
Secured business loans	704,864	4%	743,824	4%
Security monitoring	576,378	4%	573,066	3%
Other lending	480,593	3%	475,584	3%
Cash flow	185,755	1%	278,920	2%
Total other commercial	1,947,590	12%	2,071,394	12%
Total commercial	6,826,123	42%	7,119,079	42%
Consumer	397,917	2%	409,801	2%
Total loans and leases held for investment,
net of deferred fees (1)	$16,455,285	100%	$16,972,743	100%

_____________________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017.
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

The following table presents the geographic composition of our real estate loans held for investment by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	March 31, 2018		December 31, 2017
		% of		% of
Real Estate Loans by State	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$5,211,828	56%	$5,206,633	55%
New York	688,819	7%	697,012	7%
Florida	493,060	5%	505,043	5%
Texas	328,848	4%	343,799	4%
Arizona	285,330	3%	263,621	3%
Virginia	207,194	2%	233,654	3%
Pennsylvania	199,333	2%	224,669	2%
Washington	193,142	2%	208,358	2%
Illinois	176,975	2%	163,662	2%
Oregon	157,102	2%	152,849	2%
Total of 10 largest states	7,941,631	85%	7,999,300	85%
All other states	1,289,614	15%	1,444,563	15%
Total real estate loans held for investment	$9,231,245	100%	$9,443,863	100%
The following table presents a roll forward of the loan and lease portfolio held for investment for the periods indicated:

Three Months Ended
Loans and Leases Held for Investment Roll Forward (1)	March 31, 2018
(Dollars in thousands)
Balance, beginning of period	$16,972,743
New production	788,477
Existing loans and leases:
Payoffs	(974,532)
Paydowns	(936,002)
Disbursements	747,376
Sales (2)	(130,624)
Charge-offs	(12,153)
Balance, end of period	$16,455,285

Weighted average rate on new production (3)	5.28%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Sales for the three months ended March 31, 2018 exclude loans held for sale of $481.1 million at December 31, 2017.

(3)
The weighted average rate on new production presents contractual rates and does not include amortized fees. Amortized fees added approximately 32 basis points to loan yields in the first quarter of 2018.

Allowance for Credit Losses on Loans and Leases Held for Investment
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
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
Management believes the allowance for credit losses is appropriate for the known and inherent risks in our loan and lease portfolio and the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience, for example, increased levels of borrower loan defaults, borrowers’ noncompliance with our loan agreements, adverse changes in collateral values, or changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the established allowance will be sufficient to absorb future losses.
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	March 31,	December 31,	March 31,
Allowance for Credit Losses Data (1)	2018	2017	2017
	(Dollars in thousands)
Allowance for loan and lease losses	$134,275	$133,012	$149,826
Reserve for unfunded loan commitments	32,861	28,635	17,763
Total allowance for credit losses	$167,136	$161,647	$167,589

Allowance for credit losses to loans and leases held for investment	1.02%	0.96%	1.08%
Allowance for credit losses to nonaccrual loans and leases held for investment	161.1%	103.8%	96.9%
____________________________________________

(1)	Amounts and ratios related to March 31, 2018 are for total loans and leases. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases.

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Roll Forward (1)	2018	2017	2017
	(Dollars in thousands)
Balance, beginning of period (2)	$168,091	$173,579	$161,278
Provision for credit losses:
Addition to (reduction in) allowance for loan and lease losses	(226)	3,000	24,260
Addition to reserve for unfunded loan commitments	4,226	3,500	240
Total provision for credit losses	4,000	6,500	24,500
Loans and leases charged off:
Real estate mortgage	(2,597)	(193)	(1,544)
Real estate construction and land	—	—	—
Commercial	(9,525)	(23,744)	(19,285)
Consumer	(31)	(398)	(99)
Total loans and leases charged off	(12,153)	(24,335)	(20,928)
Recoveries on loans charged off:
Real estate mortgage	1,657	923	230
Real estate construction and land	9	59	8
Commercial	5,487	567	2,448
Consumer	45	28	53
Total recoveries on loans charged off	7,198	1,577	2,739
Net charge-offs	(4,955)	(22,758)	(18,189)
Fair value of acquired reserve for unfunded loan commitments	—	4,326	—
Balance, end of period	$167,136	$161,647	$167,589

Annualized net charge-offs to average loans and leases	0.12%	0.52%	0.49%
_________________________________________

(1)	Amounts and ratio related to March 31, 2018 are for total loans and leases. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases.
(2) The allowance for credit losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance for the three months ended March 31, 2018.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Charge-offs	2018	2017	2017
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$692
SBA program	2,015	120	829
Other commercial real estate	521	—	23
Total commercial real estate	2,536	120	1,544
Other residential real estate	61	73	—
Total real estate mortgage	2,597	193	1,544
Commercial:
Lender finance & timeshare	8	—	—
Other asset-based	360	—	—
Total asset-based	368	—	—
Expansion stage	2,474	10,585	1,499
Early stage	(167)	9,536	4,278
Late stage	—	—	—
Total venture capital	2,307	20,121	5,777
Secured business loans	465	338	399
Other lending	686	374	646
Cash flow	5,699	2,911	12,463
Total other commercial	6,850	3,623	13,508
Total commercial	9,525	23,744	19,285
Consumer	31	398	99
Total charge-offs	$12,153	$24,335	$20,928
_______________________________________________
(1) Charge-offs related to March 31, 2018 are for total loans and leases. Charge-offs related to 2017 periods are for Non-PCI loans and leases.

Charge-offs in the venture capital portfolio were significantly lower in the first quarter of 2018. We experienced elevated charge-offs in our venture capital portfolio in 2017 compared to prior periods. However, there were no specific circumstances, trends or common characteristics that led to the increase as charge-offs in the venture capital portfolio are driven by individual loan circumstances and borrower-specific events. In 2017, the venture capital charge-offs primarily related to borrower-specific events such as the loss of a major license, the technology becoming obsolete, a failed market strategy, or discontinued support from venture capital sponsors.

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Recoveries	2018	2017	2017
	(In thousands)
Real estate mortgage:
SBA program	$256	$350	$12
Other commercial real estate	162	567	—
Total commercial real estate	418	917	12
Income producing residential	1,208	—	—
Other residential real estate	31	6	218
Total residential real estate	1,239	6	218
Total real estate mortgage	1,657	923	230
Real estate construction and land:
Commercial	9	59	8
Commercial:
Equipment finance	90	—	1,970
Other asset-based	50	—	—
Total asset-based	140	—	1,970
Expansion stage	4,420	105	206
Early stage	216	171	—
Total venture capital	4,636	276	206
Secured business loans	152	229	139
Other lending	559	62	133
Total other commercial	711	291	272
Total commercial	5,487	567	2,448
Consumer	45	28	53
Total recoveries	$7,198	$1,577	$2,739
___________________________________________

(1)	Recoveries related to March 31, 2018 are for total loans and leases. Recoveries related to 2017 periods are for Non-PCI loans and leases.

Nonperforming Assets, Performing Troubled Debt Restructured Loans, and Classified Loans and Leases
The following table presents nonperforming assets, performing troubled debt restructured loans, and classified loans and leases information as of the dates indicated:

	March 31,	December 31,	March 31,
	2018	2017	2017
	(Dollars in thousands)
Nonaccrual loans and leases held for investment (1)	$103,725	$157,545	$175,434
Accruing loans contractually past due 90 days or more	500	—	—
Foreclosed assets, net	1,236	1,329	12,842
Total nonperforming assets	$105,461	$158,874	$188,276

Performing troubled debt restructured loans held for investment (2)	$60,173	$56,838	$56,501
Classified loans and leases held for investment (1)(2)	$208,042	$278,405	$424,399
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.63%	0.92%	1.12%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.64%	0.93%	1.20%
Classified loans and leases held for investment
to loans and leases held for investment (2)	1.26%	1.65%	2.75%
_______________________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017.

(2)	Amounts and ratios related to March 31, 2018 are for total loans and leases. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases.
Nonperforming assets include nonaccrual loans and leases held for investment and foreclosed assets and totaled $105.5 million at March 31, 2018 compared to $158.9 million at December 31, 2017. The ratio of nonperforming assets to loans and leases held for investment and foreclosed assets decreased to 0.64% at March 31, 2018 from 0.93% at December 31, 2017. During the first quarter of 2018, classified loans and leases held for investment decreased by $70.4 million to $208.0 million due primarily to the sale of our largest nonaccrual loan, a $44.6 million healthcare real estate loan, the sale of a $9.8 million cash flow loan, and an $18.2 million net decrease in classified venture capital loans.
Nonaccrual Loans and Leases Held for Investment
During the first quarter of 2018, nonaccrual loan and leases held for investment decreased by $53.8 million to $103.7 million at March 31, 2018 due mainly to the sale of our largest nonaccrual loan, a $44.6 million healthcare real estate loan, $11.7 million in charge-offs, and $22.8 million in principal payments and other reductions, offset by nonaccrual additions of 25.3 million. As of March 31, 2018, the Company's ten largest loan relationships on nonaccrual status had an aggregate carrying value of $68.8 million and represented 66.3% of total nonaccrual loans and leases.

The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases (1)				Accruing and
	March 31, 2018		December 31, 2017		30 - 89 Days Past Due (1)
		% of		% of	March 31,	December 31,
		Loan		Loan	2018	2017
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$19,116	0.4%	$65,563	1.2%	$23,505	$27,234
Residential	5,225	0.2%	3,350	0.1%	708	6,629
Total real estate mortgage	24,341	0.3%	68,913	0.9%	24,213	33,863
Real estate construction and land:
Commercial	—	—%	—	—%	—	—
Residential	—	—%	—	—%	2,605	2,081
Total real estate construction and land	—	—%	—	—%	2,605	2,081
Commercial:
Asset-based	32,838	1.1%	33,553	0.1%	—	344
Venture capital	21,861	1.1%	29,424	1.4%	—	5,959
Other commercial	24,434	1.3%	23,874	1.8%	663	2,436
Total commercial	79,133	1.2%	86,851	1.2%	663	8,739
Consumer	251	0.1%	20	—%	1,000	562
Total held for investment (2)	$103,725	0.6%	$155,784	0.9%	$28,481	$45,245
_______________________________________

(1)	Amounts and ratios related to March 31, 2018 are for total loans and leases. Amounts and ratios related to December 31, 2017 are for Non-PCI loans and leases.

(2)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	March 31,	December 31,	March 31,
Property Type	2018	2017	2017
	(In thousands)
Construction and land development	$219	$219	$11,224
Multi-family	—	—	601
Commercial real estate	64	64	78
Single family residence	953	1,019	—
Total OREO, net	1,236	1,302	11,903
Other foreclosed assets	—	27	939
Total foreclosed assets	$1,236	$1,329	$12,842
During the first quarter of 2018, foreclosed assets decreased by $0.1 million to $1.2 million at March 31, 2018.

Performing Troubled Debt Restructured Loans Held for Investment
During the first quarter of 2018, performing troubled debt restructured loans held for investment increased by $3.3 million to $60.2 million due mainly to a $1.9 million net increase for balance changes and $1.6 million in new additions. At March 31, 2018, we had $51.0 million in real estate mortgage loans, $5.7 million in real estate construction and land loans, $3.3 million in commercial loans, and $0.1 million in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the number of performing troubled debt restructured loans were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment as of the dates indicated:

	March 31,	December 31,	March 31,
	2018	2017	2017
	(In thousands)
Pass	$15,832,127	$16,334,134	$14,629,321
Special mention	415,116	302,168	406,634
Classified	208,042	278,405	424,399
Total loans and leases held for investment,
net of deferred fees (1)	$16,455,285	$16,914,707	$15,460,354
_____________________________
(1)    Amounts related to March 31, 2018 are for total loans and leases. Amounts related to 2017 periods are for Non-PCI loans and leases.
At March 31, 2018, classified loans and leases declined to $208.0 million or 1.26% of total loans and leases from $278.4 million or 1.65% of total loans and leases at December 31, 2017. During the first quarter of 2018, a $44.6 million classified healthcare real estate loan was sold, accounting for the largest component of this decrease. At March 31, 2018, special mention loans and leases increased to $415.1 million or 2.52% of total loans and leases from $302.2 million or 1.79% of total loans and leases at December 31, 2017. During the first quarter, loans newly graded special mention exceeded the amount of loans that were special mention at December 31, 2017 that had paid down, paid off, or otherwise migrated out of the special mention category. The net increase in special mention loans was mainly attributable to two residential construction loans and three commercial real estate mortgage loans that were downgraded into special mention. The construction loans are experiencing project delays, prompting discussions with the borrowers for plan revisions and additional borrower equity contributions. The real estate mortgage loans are loans secured by properties that are performing less favorably than prior projections, requiring borrowers to implement performance improvement plans.

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	March 31, 2018		December 31, 2017
		% of		% of
Deposit Category	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$8,232,140	46%	$8,508,044	45%
Interest checking deposits	2,076,152	11%	2,226,885	12%
Money market deposits	4,676,734	26%	4,511,730	24%
Savings deposits	676,503	4%	690,353	4%
Total core deposits	15,661,529	87%	15,937,012	85%
Non-core non-maturity deposits	585,399	3%	863,202	4%
Total non-maturity deposits	16,246,928	90%	16,800,214	89%
Time deposits $250,000 and under	1,482,118	8%	1,709,980	9%
Time deposits over $250,000	349,742	2%	355,342	2%
Total time deposits	1,831,860	10%	2,065,322	11%
Total deposits	$18,078,788	100%	$18,865,536	100%
Total deposits decreased by $786.7 million during the first quarter to $18.1 billion, due mainly to a decrease in non-core non-maturity deposits of $277.8 million, a decrease in core deposits of $275.5 million, and a decrease in time deposits of $233.5 million. The proceeds from the cash flow loan sale in the fourth quarter of 2017 allowed us to improve our funding mix by reducing our balances of non-core non-maturity deposits and time deposits. At March 31, 2018, core deposits totaled $15.7 billion, or 87% of total deposits, including $8.2 billion of noninterest-bearing demand deposits, or 46% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
Maturity	and Under	$250,000	Total
	(In thousands)
Due in three months or less	$630,978	$106,570	$737,548
Due in over three months through six months	426,743	173,587	600,330
Due in over six months through twelve months	315,181	49,377	364,558
Due in over 12 months through 24 months	77,071	14,798	91,869
Due in over 24 months	32,145	5,410	37,555
Total at March 31, 2018	$1,482,118	$349,742	$1,831,860
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At March 31, 2018, total off-balance sheet client investment funds were $2.1 billion, of which $1.6 billion was managed by S1AM. At December 31, 2017, total off-balance sheet client investment funds were $2.1 billion, of which $1.7 billion was managed by S1AM.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At March 31, 2018, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At March 31, 2018, such disallowed amounts were $145,000 for the Company and $29,000 for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2018, the Company and Bank were in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.
The following table presents a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
March 31, 2018
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.66%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	11.16%	4.50%	6.375%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	11.16%	6.00%	7.875%	N/A	8.50%
Total capital (to risk weighted assets)	14.11%	8.00%	9.875%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.33%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.86%	4.50%	6.375%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.86%	6.00%	7.875%	8.00%	8.50%
Total capital (to risk weighted assets)	12.67%	8.00%	9.875%	10.00%	10.50%

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2017
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.66%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.91%	4.50%	5.750%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.91%	6.00%	7.250%	N/A	8.50%
Total capital (to risk weighted assets)	13.75%	8.00%	9.250%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.75%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.91%	4.50%	5.750%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.91%	6.00%	7.250%	8.00%	8.50%
Total capital (to risk weighted assets)	12.69%	8.00%	9.250%	10.00%	10.50%
_______________________________________

(1)
Ratios for March 31, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018; ratios for December 31, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017. The capital conservation buffer increases by 0.625% each year through 2019.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $452.2 million at March 31, 2018. At March 31, 2018, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $438.7 million were included in Tier II capital.
During the first quarter of 2018, we redeemed $12.4 million of subordinated debentures assumed in connection with the CUB acquisition.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB as of March 31, 2018 of $3.9 billion, collateralized by a blanket lien on $5.7 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $1.7 billion as of March 31, 2018 collateralized by liens on $2.1 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $135.0 million with the FHLB and $75.0 million with correspondent banks. As of March 31, 2018, there was a $135.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2018, the Bank had $100.0 million of borrowings outstanding through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2018	2017
	(Dollars in thousands)
Cash and due from banks	$235,061	$233,215
Interest-earning deposits in financial institutions	312,735	165,222
Securities available-for-sale	3,801,986	3,774,431
Less: pledged securities	(433,337)	(449,187)
Total primary liquidity	$3,916,445	$3,723,681

Ratio of primary liquidity to total deposits	21.7%	19.7%

Secondary Liquidity - Off-Balance Sheet	March 31,	December 31,
Available Secured Borrowing Capacity	2018	2017
	(In thousands)
Secured borrowing capacity with the FHLB	$3,919,613	$3,789,949
Less: secured advances outstanding	(340,000)	(332,000)
Net secured borrowing capacity with the FHLB	3,579,613	3,457,949
Secured borrowing capacity with the FRBSF	1,670,180	1,766,188
Total secondary liquidity	$5,249,793	$5,224,137

During the three months ended March 31, 2018, the Company's primary liquidity increased by $192.8 million due to a $147.5 million increase in interest-earning deposits in financial institutions, a $27.6 million increase in securities available-for-sale, a $15.9 million decrease in pledged securities, and a $1.8 million increase in cash due from banks. The Company's secondary liquidity increased by $25.7 million during the first quarter of 2018 due mainly to a $129.7 million increase in the borrowing capacity on the secured borrowing line with the FHLB, offset partially by a $96.0 million decrease in the borrowing capacity on the secured credit line with the FRBSF and an $8.0 million increase in the amount borrowed from the secured borrowing line with the FHLB.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At March 31, 2018, core deposits totaled $15.7 billion and represented 87% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if corporate customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available off-balance sheet liquidity.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2018, brokered deposits totaled $1.1 billion, consisting of $581.3 million of brokered time deposits, $557.7 million of non-maturity brokered accounts, and $7.2 million of other brokered deposits. At December 31, 2017, brokered deposits totaled $1.6 billion, consisting of $732.2 million of brokered time deposits, $835.6 million of non-maturity brokered accounts, and $7.5 million of other brokered deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2018, we were in compliance with all of our established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three months ended March 31, 2018, PacWest received $268.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $584.3 million at March 31, 2018, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At March 31, 2018, PacWest had $241.9 million in cash and due from banks, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program, which terminates on February 28, 2019. See "- Recent Events - Stock Repurchase Program" for additional information.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	March 31, 2018
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits (1)	$1,702,436	$107,469	$21,913	$42	$1,831,860
Short-term borrowings	575,000	—	—	—	575,000
Long-term debt obligations (1)	198	87	—	543,561	543,846
Contractual interest (2)	5,282	991	591	1	6,865
Operating lease obligations	34,181	59,034	40,767	34,521	168,503
Other contractual obligations	41,669	45,162	10,359	38,503	135,693
Total	$2,358,766	$212,743	$73,630	$616,628	$3,261,767
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 9. Borrowings and Subordinated Debentures, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, and commitments under deferred compensation arrangements.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded. At March 31, 2018, our loan commitments, including standby letters of credit, totaled $6.7 billion. The commitments, a portion of which result in funded loans, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 10. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2017, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the cross currency swaps that hedge those exposures. As of March 31, 2018, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $49.4 million and $31.8 million, and the U.S. Dollar notional amounts of cross currency swaps outstanding to hedge these foreign currency exposures were $56.5 million and $29.2 million. We recognized foreign currency translation net gains of $0.7 million and net losses of $0.2 million for the three months ended March 31, 2018 and 2017.
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
We evaluated the results of our NII simulation model and MVE model prepared as of March 31, 2018, the results of which are presented below. Our NII simulation indicates that our balance sheet is asset-sensitive, while our MVE model indicates that our balance sheet had a slightly liability-sensitive profile. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2018. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at March 31, 2018. In order to arrive at the base case, we extend our balance sheet at March 31, 2018 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2018. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the substantial majority of our loans are variable rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of March 31, 2018 assumes interest-bearing deposits reprice at 47% of the change in market rates (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the forward yield curve as the base scenario and shocking the base scenario given immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
March 31, 2018	Income	Change	Margin	Margin Change
Interest Rate Scenario	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Up 300 basis points	$1,163.9	13.3%	5.63%	0.66%
Up 200 basis points	$1,121.0	9.1%	5.42%	0.45%
Up 100 basis points	$1,076.5	4.8%	5.20%	0.23%
BASE CASE	$1,027.3	—	4.97%	—
Down 100 basis points	$974.7	(5.1)%	4.71%	(0.26)%
Down 200 basis points	$927.4	(9.7)%	4.48%	(0.49)%
Down 300 basis points	$903.7	(12.0)%	4.37%	(0.60)%
Total base case year 1 tax equivalent NII was $1.03 billion at March 31, 2018 compared to $1.07 billion at December 31, 2017. The $39.0 million decrease in year 1 tax equivalent NII was attributable to the $517 million decrease in loans and leases held for investment, net of deferred fees, and the $481 million decrease in the balance of loans held for sale.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates, and the least favorable alternate rate vector that we model is the “Bull Steepener,” when short-term rates fall faster than long-term rates. In the “Bear Flattener” scenario that we model, Year 1 NII increases by 3.4%, and in the “Bull Steepener” scenario that we model, Year 1 NII decreases by 3.7%.
Of the $16.5 billion of total loans in the portfolio, $10.7 billion have variable interest rate terms (excluding hybrid loans discussed below). At March 31, 2018, $10.5 billion of these variable-rate loans have a loan rate higher than their floor rate, which allows them to reprice at their next reprice date upon a change in their index. Approximately 56% of the total variable-rate loans have a LIBOR index rate. Of the $208 million of loans with rates below their floor rates at March 31, 2018, $94 million (45.2%) will rise above their floor rates with a 100 basis point increase in market rates.
Additionally, approximately $2.5 billion of variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $238 million, $462 million, and $756 million in the next one, two, and three years.

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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at March 31, 2018.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
March 31, 2018	Market Value	Change	Change	of Total	Market Value
Interest Rate Scenario	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Up 300 basis points	$6,224.4	$(26.7)	(0.4)%	25.8%	127.9%
Up 200 basis points	$6,235.9	$(15.2)	(0.2)%	25.8%	128.1%
Up 100 basis points	$6,246.1	$(4.9)	(0.1)%	25.9%	128.3%
BASE CASE	$6,251.1	$—	—%	25.9%	128.4%
Down 100 basis points	$6,229.3	$(21.8)	(0.3)%	25.8%	128.0%
Down 200 basis points	$6,196.9	$(54.2)	(0.9)%	25.7%	127.3%
Down 300 basis points	$5,992.5	$(258.6)	(4.1)%	24.8%	123.1%
Total base case projected market value of equity was $6.3 billion at March 31, 2018 compared to $6.6 billion at December 31, 2017. The projected market value of equity decreased by $327 million while our overall MVE sensitivity profile has remained relatively unchanged. The decrease in base case market value of equity was due primarily to: (1) a $313 million decrease in the mark-to-market adjustment for loans and leases resulting from the implementation of ASU 2016-01, which requires the valuation methodology used for determining the fair value of loans to be based on an "exit price" methodology, resulting in the application of higher credit spreads for the loan value calculation, and (2) a $110 million decrease in the book value of stockholders' equity, offset partially by (3) a $98 million decrease in the mark-to-market adjustment for total deposits due to the overall increase in the market level of interest rates at March 31, 2018.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited) is incorporated herein by reference.
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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2017. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this quarterly report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the first quarter of 2018:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
			as Part of	That May Yet
		Average	Publicly	Be Purchased
	Total Number of	Price Paid	Announced	Under the
Purchase Dates	Shares Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
January 1, 2018 - January 31, 2018	721,665	$51.46	721,665	$75,395
February 1, 2018 - February 28, 2018	1,168,952	$52.62	1,113,766	$320,730
March 1, 2018 - March 31, 2018	450,424	$53.29	450,424	$296,727
Total	2,341,041	$52.39	2,285,855
__________________________

(1)
Includes shares repurchased pursuant to net settlement by employees and directors in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards, and shares repurchased pursuant to the Company's publicly announced Stock Repurchase Program, described in (2) below.

(2)
Our Stock Repurchase Program was initially authorized by PacWest's Board of Directors in October 2016 pursuant to which the Company could, until December 31, 2017, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. On November 15, 2017 PacWest's Board of Directors amended the Stock Repurchase Program to reduce the authorized purchase amount to $150 million and extend the maturity date to December 31, 2018. On February 14, 2018, PacWest's Board of Directors amended the Stock Repurchase Program to increase the authorized purchase amount to $350 million and extend the maturity date to February 28, 2019. All shares repurchased under the Stock Repurchase Program were retired upon settlement.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2018, December 31, 2017, and March 31, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018, December 31, 2017, and March 31, 2017, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) the Notes to Condensed Consolidated Financial Statements (Filed herewith).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	May 9, 2018	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Accounting Officer