Form 10-Q
period 2018-06-30
PACWEST BANCORP
filed 2018-08-08
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of July 31, 2018, there were 122,429,348 shares of the registrant's common stock outstanding, excluding 1,540,525 shares of unvested restricted stock.

PACWEST BANCORP
JUNE 30, 2018 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFX	American Financial Exchange	FRBSF	Federal Reserve Bank of San Francisco
ALM	Asset Liability Management	IRR	Interest Rate Risk
ASC	Accounting Standards Codification	LIHTC	Low Income Housing Tax Credit
ASU	Accounting Standards Update	MBS	Mortgage-Backed Securities
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013.	MVE	Market Value of Equity
BHCA	Bank Holding Company Act of 1956, as amended	NII	Net Interest Income
BOLI	Bank Owned Life Insurance	NIM	Net Interest Margin
C&I	Commercial and Industrial	Non-PCI	Non-Purchased Credit Impaired
CDI	Core Deposit Intangible Assets	NSF	Non-Sufficient Funds
CET1	Common Equity Tier 1	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PD/LGD	Probability of Default/Loss Given Default
CRA	Community Reinvestment Act	PCI	Purchased Credit Impaired
CRI	Customer Relationship Intangible Assets	PRSUs	Performance-Based Restricted Stock Units
CUB	CU Bancorp (a company acquired on October 20, 2017)	S1AM	Square 1 Asset Management, Inc.
CU Bank	California United Bank (a wholly-owned subsidiary of CUB)	SBA	Small Business Administration
DBO	California Department of Business Oversight	SEC	Securities and Exchange Commission
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income adjusted for tax-equivalent adjustments related to tax-exempt interest on certain loans and municipal securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent NIM	NIM adjusted for tax-equivalent adjustments related to tax-exempt income on certain loans and municipal securities
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		TCJA	Tax Cuts and Jobs Act
FASB	Financial Accounting Standards Board	TDRs	Troubled Debt Restructurings
FDIC	Federal Deposit Insurance Corporation	TRSAs	Time-Based Restricted Stock Awards
FHLB	Federal Home Loan Bank of San Francisco	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRB	Board of Governors of the Federal Reserve System	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$245,998	$233,215
Interest-earning deposits in financial institutions	205,567	165,222
Total cash, cash equivalents, and restricted cash	451,565	398,437
Securities available-for-sale, at fair value	3,857,788	3,774,431
Federal Home Loan Bank stock, at cost	26,271	20,790
Total investment securities	3,884,059	3,795,221
Loans held for sale, at lower of cost or fair value	—	481,100
Gross loans and leases held for investment	16,947,502	17,032,221
Deferred fees, net	(62,310)	(59,478)
Allowance for loan and lease losses	(132,139)	(139,456)
Total loans and leases held for investment, net	16,753,053	16,833,287
Equipment leased to others under operating leases	266,576	284,631
Premises and equipment, net	34,513	31,852
Foreclosed assets, net	2,231	1,329
Deferred tax asset, net	25,551	—
Goodwill	2,548,670	2,548,670
Core deposit and customer relationship intangibles, net	67,693	79,626
Other assets	495,646	540,723
Total assets	$24,529,557	$24,994,876

LIABILITIES:
Noninterest-bearing deposits	$8,126,153	$8,508,044
Interest-bearing deposits	9,803,039	10,357,492
Total deposits	17,929,192	18,865,536
Borrowings	1,187,226	467,342
Subordinated debentures	451,878	462,437
Accrued interest payable and other liabilities	183,302	221,963
Total liabilities	19,751,598	20,017,278

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at June 30, 2018 and
December 31, 2017, 126,412,538 and 130,491,108 shares issued, respectively, including
1,545,867 and 1,436,120 shares of unvested restricted stock, respectively)	1,264	1,305
Additional paid-in capital	3,920,715	4,287,487
Retained earnings	951,346	723,471
Treasury stock, at cost (1,844,588 and 1,708,230 shares at June 30, 2018 and December 31, 2017)	(73,026)	(65,836)
Accumulated other comprehensive (loss) income, net	(22,340)	31,171
Total stockholders' equity	4,777,959	4,977,598
Total liabilities and stockholders' equity	$24,529,557	$24,994,876
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$260,300	$251,085	$234,618	$511,385	$458,796
Investment securities	27,730	26,138	24,689	53,868	47,728
Deposits in financial institutions	484	552	237	1,036	429
Total interest income	288,514	277,775	259,544	566,289	506,953
Interest expense:
Deposits	16,367	13,818	10,205	30,185	18,582
Borrowings	2,649	920	1,066	3,569	2,084
Subordinated debentures	7,166	6,537	5,800	13,703	11,362
Total interest expense	26,182	21,275	17,071	47,457	32,028
Net interest income	262,332	256,500	242,473	518,832	474,925
Provision for credit losses	17,500	4,000	11,499	21,500	36,227
Net interest income after provision for credit losses	244,832	252,500	230,974	497,332	438,698
Noninterest income:
Service charges on deposit accounts	4,265	4,174	3,510	8,439	7,268
Other commissions and fees	11,767	10,265	10,583	22,032	20,973
Leased equipment income	9,790	9,587	11,635	19,377	21,110
Gain on sale of loans and leases	106	4,569	649	4,675	1,361
Gain on sale of securities	253	6,311	1,651	6,564	1,552
Other income	13,457	3,653	7,254	17,110	18,132
Total noninterest income	39,638	38,559	35,282	78,197	70,396
Noninterest expense:
Compensation	69,913	71,023	65,288	140,936	130,168
Occupancy	13,575	13,223	11,811	26,798	23,419
Data processing	6,896	6,659	6,337	13,555	13,352
Other professional services	5,257	4,439	3,976	9,696	7,354
Insurance and assessments	5,330	5,727	4,856	11,057	9,647
Intangible asset amortization	5,587	6,346	3,065	11,933	6,129
Leased equipment depreciation	5,237	5,375	5,232	10,612	10,857
Foreclosed assets income, net	(61)	(122)	(157)	(183)	(14)
Acquisition, integration and reorganization costs	—	—	1,700	—	2,200
Loan expense	3,058	2,271	3,884	5,329	7,271
Other expense	11,657	12,454	11,715	24,111	23,868
Total noninterest expense	126,449	127,395	117,707	253,844	234,251
Earnings before income taxes	158,021	163,664	148,549	321,685	274,843
Income tax expense	(42,286)	(45,388)	(54,902)	(87,674)	(102,528)
Net earnings	$115,735	$118,276	$93,647	$234,011	$172,315

Earnings per share:
Basic	$0.92	$0.93	$0.77	$1.85	$1.42
Diluted	$0.92	$0.93	$0.77	$1.85	$1.42
Dividends declared per share	$0.60	$0.50	$0.50	$1.10	$1.00

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
	(Unaudited)
	(In thousands)
Net earnings	$115,735	$118,276	$93,647	$234,011	$172,315
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains on securities
available-for-sale arising during the period	(14,325)	(62,669)	30,340	(76,994)	41,524
Income tax benefit (expense) related to net unrealized
holding (losses) gains arising during the period	4,102	17,931	(12,350)	22,033	(16,857)
Unrealized net holding (losses) gains on securities
available-for-sale, net of tax	(10,223)	(44,738)	17,990	(54,961)	24,667
Reclassification adjustment for net (gains) losses
included in net earnings (1)	(253)	(6,311)	(1,651)	(6,564)	(1,552)
Income tax expense (benefit) related to reclassification
adjustment	72	1,806	672	1,878	632
Reclassification adjustment for net (gains) losses
included in net earnings, net of tax	(181)	(4,505)	(979)	(4,686)	(920)
Other comprehensive (loss) income, net of tax	(10,404)	(49,243)	17,011	(59,647)	23,747
Comprehensive income	$105,331	$69,033	$110,658	$174,364	$196,062
___________________________________

(1)	Entire amounts are recognized in "Gain (loss) on sale of securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2018
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2017	128,782,878	$1,305	$4,287,487	$723,471	$(65,836)	$31,171	$4,977,598
Cumulative effects of changes in
accounting principles (1)	—	—	—	(6,136)	—	6,136	—
Net earnings	—	—	—	234,011	—	—	234,011
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(59,647)	(59,647)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	494,166	5	14,740	—	—	—	14,745
Restricted stock surrendered	(136,358)	—	—	—	(7,190)	—	(7,190)
Common stock repurchased under
Stock Repurchase Program	(4,572,736)	(46)	(241,771)	—	—	—	(241,817)
Cash dividends paid	—	—	(139,741)	—	—	—	(139,741)
Balance, June 30, 2018	124,567,950	$1,264	$3,920,715	$951,346	$(73,026)	$(22,340)	$4,777,959
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

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$234,011	$172,315
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,512	15,980
Amortization of net premiums on securities available-for-sale	14,164	20,227
Amortization of intangible assets	11,933	6,129
Provision for credit losses	21,500	36,227
Loss (gain) on sale of foreclosed assets	35	(282)
Provision for losses on foreclosed assets	65	14
Gain on sale of loans and leases	(4,675)	(1,361)
Gain on sale of premises and equipment	(8)	(565)
Gain on sale of securities	(6,564)	(1,552)
Gain on BOLI death benefit	(387)	(1,050)
Unrealized loss (gain) on derivatives and foreign currencies, net	20	(253)
Earned stock compensation	14,745	13,719
(Increase) decrease in deferred income taxes, net	(1,640)	7,823
Decrease (increase) in other assets	53,534	(50,973)
Decrease in accrued interest payable and other liabilities	(47,696)	(31,195)
Net cash provided by operating activities	306,549	185,203

Cash flows from investing activities:
Net increase in loans and leases	(95,306)	(388,619)
Proceeds from sales of loans and leases	643,261	83,798
Proceeds from maturities and paydowns of securities available-for-sale	157,806	217,399
Proceeds from sales of securities available-for-sale	368,775	86,018
Purchases of securities available-for-sale	(708,167)	(532,849)
Net purchases of Federal Home Loan Bank stock	(5,481)	(189)
Proceeds from sales of foreclosed assets	57	1,281
Purchases of premises and equipment, net	(7,332)	(4,037)
Proceeds from sales of premises and equipment	32	10,306
Proceeds from BOLI death benefit	313	2,478
Net decrease in equipment leased to others under operating leases	7,746	17,262
Net cash provided by (used in) investing activities	361,704	(507,152)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(379,436)	44,996
Net (decrease) increase in interest-bearing deposits	(554,453)	962,343
Net increase (decrease) in borrowings	719,884	(688,358)
Net decrease in subordinated debentures	(12,372)	—
Common stock repurchased and restricted stock surrendered	(249,007)	(7,558)
Cash dividends paid	(139,741)	(121,664)
Net cash (used in) provided by financing activities	(615,125)	189,759

Net increase (decrease) in cash, cash equivalents, and restricted cash	53,128	(132,190)
Cash, cash equivalents, and restricted cash, beginning of period	398,437	419,670
Cash, cash equivalents, and restricted cash, end of period	$451,565	$287,480

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$47,569	$30,478
Cash paid for income taxes	23,273	118,878
Loans transferred to foreclosed assets	1,059	580
Transfers from loans held for investment to loans held for sale	—	175,158

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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. At June 30, 2018, the Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. Community Banking provides lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. We offer additional products and services through our National Lending and Venture Banking groups. National Lending provides asset-based, equipment, real estate, and security cash flow loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
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
We have completed 29 acquisitions from May 1, 2000 through June 30, 2018. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 3. Acquisitions, for more information about the CUB acquisition.
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
Effective January 1, 2018 with the adoption of ASU 2016-01, our accounting treatment for equity investments differs for those with and without readily determinable fair values. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in “Noninterest income - other.” For equity investments without readily determinable fair values we have elected the “measurement alternative,” and therefore carry these investments at cost, less impairment (if any), plus or minus changes in observable prices. On a quarterly basis, we review our equity investments without readily determinable fair values for impairment. We consider a number of qualitative factors such as whether there is a significant deterioration in earnings performance, credit rating, asset quality, or business prospects of the investee in determining if impairment exists. If the investment is considered impaired, an impairment loss equal to the amount by which the carrying value exceeds its fair value is recorded through a charge to earnings. The impairment loss may be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at a higher amount than the carrying amount that was established when the impairment was recognized. Impairment as well as upward or downward adjustments resulting from observable price changes in orderly transactions for identical or similar investments are included in “Noninterest income - other.”
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
Effective January 1, 2018, the Company adopted ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. The Company had no acquisitions or purchases of components of a business in the first half of 2018, thus, the impact of adopting the new standard had no impact on the Company's consolidated financial position, results of operations, or cash flows.
Effective January 1, 2018, the Company adopted ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provided clarification of what constitutes a modification of a share-based payment award. The Company did not modify any share-based payment awards in the first half of 2018, thus, the impact of adopting the new standard had no impact on the Company's consolidated financial position, results of operations, or cash flows.

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
Use of Estimates
We have made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses (the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments), the carrying value of intangible assets, the realization of deferred tax assets, and the fair value estimates of assets acquired and liabilities assumed in acquisitions. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
The allowance for loan and lease losses (“ALLL”) represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. During the second quarter of 2018, the Company changed its ALLL methodology due to the growth and increased complexity of the loan portfolio. The new ALLL methodology included three primary changes: the quantitative component now employs a probability of default/loss given default ("PD/LGD") methodology; the loan segmentation groups our loan portfolio into 21 loan segments with similar risk characteristics (as opposed to 34 loan segments used under the previous methodology); and the historical range of loan performance history (often referred to as the look-back period) was lengthened by one year. The methodology for assessing individually impaired loans did not change under the new ALLL methodology. The ALLL methodology used to derive qualitative adjustments based on other internal or external factors was updated to align with the new PD/LGD methodology being applied to estimate the quantitative general allowance for unimpaired loans. As a result, the composition of the ALLL changed as the quantitative component increased and the qualitative component decreased as the new quantitative methodology now encompasses more information, such as the longer look-back period, that previously required a qualitative adjustment as part of determining the total ALLL estimate. These changes in the ALLL methodology did not result in material changes to management's overall estimate of the ALLL.
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
Prior to January 1, 2018, our credit quality disclosures were only for Non-PCI loans and leases. As our gross PCI loan portfolio reduced to less than 0.4% of total loans as of the end of 2017, beginning in 2018 the credit quality disclosures reflect our entire loan and lease portfolio. Accordingly, for the credit quality tables in Note 6. Loans and Leases, amounts related to the 2018 periods are for total loans and leases, while amounts related to the 2017 periods are for Non-PCI loans and leases only.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the six months ended June 30, 2018 and year ended December 31, 2017 were $80.6 million and $77.6 million. As of June 30, 2018 and December 31, 2017, we pledged cash collateral for our derivative contracts of $2.5 million and $2.7 million.
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
We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are provisional for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The application of the acquisition method of accounting resulted in goodwill of $374.7 million. All of the recognized goodwill is non-deductible for tax purposes.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$119,497	$119,497	$64,187	$119,497	$64,187
Fully amortized portion	—	—	—	—	—
Balance, end of period	119,497	119,497	64,187	119,497	64,187
Accumulated Amortization:
Balance, beginning of period	(46,217)	(39,871)	(30,885)	(39,871)	(27,821)
Amortization	(5,587)	(6,346)	(3,065)	(11,933)	(6,129)
Fully amortized portion	—	—	—	—	—
Balance, end of period	(51,804)	(46,217)	(33,950)	(51,804)	(33,950)
Net CDI and CRI, end of period	$67,693	$73,280	$30,237	$67,693	$30,237
NOTE 5. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	June 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$263,915	$2,466	$(2,793)	$263,588	$243,375	$3,743	$(844)	$246,274
Agency CMOs	562,970	348	(8,427)	554,891	277,638	968	(2,897)	275,709
Private label CMOs	101,082	2,857	(1,703)	102,236	122,816	3,813	(642)	125,987
Municipal securities	1,399,851	20,374	(8,133)	1,412,092	1,627,707	53,700	(1,339)	1,680,068
Agency commercial MBS	1,131,301	—	(34,085)	1,097,216	1,169,969	2,758	(8,758)	1,163,969
U.S. Treasury securities	262,558	373	(590)	262,341	—	—	—	—
SBA securities	79,317	—	(1,966)	77,351	160,214	695	(575)	160,334
Asset-backed securities	71,095	—	(1,314)	69,781	89,425	159	(874)	88,710
Corporate debt securities	17,000	1,292	—	18,292	17,000	2,295	—	19,295
Collateralized loan obligations	—	—	—	—	6,960	55	—	7,015
Equity investments (1)	—	—	—	—	6,421	779	(130)	7,070
Total	$3,889,089	$27,710	$(59,011)	$3,857,788	$3,721,525	$68,965	$(16,059)	$3,774,431
____________________________
(1) In connection with our adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018, we reclassified $7.1 million of equity investments from securities available-for-sale to other assets in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated.
As of June 30, 2018, securities available-for-sale with a fair value of $433.2 million were pledged as collateral for borrowings, public deposits, and other purposes as required by various statutes and agreements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended June 30, 2018, we sold $62.3 million of securities available-for-sale for a gross realized gain of $313,000 and a gross realized loss of $60,000. During the three months ended June 30, 2017, we sold $41.4 million of securities available-for-sale for a gross realized gain of $1.7 million and a gross realized loss of $76,000.
During the six months ended June 30, 2018, we sold $362.2 million of securities available-for-sale for a gross realized gain of $7.1 million and a gross realized loss of $575,000. During the six months ended June 30, 2017, we sold $84.5 million of securities available-for-sale for a gross realized gain of $1.9 million and a gross realized loss of $379,000.
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, as of the dates indicated:

	June 30, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$101,684	$(1,697)	$29,300	$(1,096)	$130,984	$(2,793)
Agency CMOs	464,725	(7,943)	18,149	(484)	482,874	(8,427)
Private label CMOs	80,735	(1,672)	4,172	(31)	84,907	(1,703)
Municipal securities	344,023	(6,238)	30,188	(1,895)	374,211	(8,133)
Agency commercial MBS	1,021,518	(29,290)	75,698	(4,795)	1,097,216	(34,085)
U.S. Treasury securities	147,739	(590)	—	—	147,739	(590)
SBA securities	63,348	(1,575)	14,003	(391)	77,351	(1,966)
Asset-backed securities	46,299	(600)	23,482	(714)	69,781	(1,314)
Total	$2,270,071	$(49,605)	$194,992	$(9,406)	$2,465,063	$(59,011)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$44,795	$(311)	$26,010	$(533)	$70,805	$(844)
Agency CMOs	163,014	(2,452)	20,928	(445)	183,942	(2,897)
Private label CMOs	50,521	(500)	5,035	(142)	55,556	(642)
Municipal securities	67,936	(365)	32,326	(974)	100,262	(1,339)
Agency commercial MBS	579,373	(3,777)	129,060	(4,981)	708,433	(8,758)
SBA securities	74,904	(575)	—	—	74,904	(575)
Asset-backed securities	45,198	(818)	10,473	(56)	55,671	(874)
Equity investments (1)	1,039	(130)	—	—	1,039	(130)
Total	$1,026,780	$(8,928)	$223,832	$(7,131)	$1,250,612	$(16,059)
____________________________
(1) In connection with our adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018, we reclassified $7.1 million of equity investments from securities available-for-sale to other assets in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We reviewed the securities that were in an unrealized loss position at June 30, 2018, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2018
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$20,945	$21,035
Due after one year through five years	594,720	589,860
Due after five years through ten years	997,539	971,186
Due after ten years	2,275,885	2,275,707
Total securities available-for-sale	$3,889,089	$3,857,788
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
	(In thousands)
Taxable interest	$17,106	$14,599	$13,517	$31,705	$25,683
Non-taxable interest	10,276	11,107	10,750	21,383	21,131
Dividend income	348	432	422	780	914
Total interest income on investment securities	$27,730	$26,138	$24,689	$53,868	$47,728

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	June 30, 2018	December 31, 2017
	Total	Non-PCI		Total
	Loans	Loans	PCI	Loans
	and Leases	and Leases	Loans	and Leases
	(In thousands)
Real estate mortgage	$7,581,962	$7,815,355	$53,658	$7,869,013
Real estate construction and land	1,896,969	1,611,287	—	1,611,287
Commercial	7,089,887	7,137,978	4,158	7,142,136
Consumer	378,684	409,551	234	409,785
Gross loans and leases held for investment	16,947,502	16,974,171	58,050	17,032,221
Deferred fees, net	(62,310)	(59,464)	(14)	(59,478)
Loans and leases held for investment,
net of deferred fees	16,885,192	16,914,707	58,036	16,972,743
Allowance for loan and lease losses	(132,139)	(133,012)	(6,444)	(139,456)
Total loans and leases held for
investment, net	$16,753,053	$16,781,695	$51,592	$16,833,287

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated:

	June 30, 2018
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,497	$10,377	$13,874	$4,996,806	$5,010,680
Residential	3,362	445	3,807	2,551,887	2,555,694
Total real estate mortgage	6,859	10,822	17,681	7,548,693	7,566,374
Real estate construction and land:
Commercial	—	—	—	831,462	831,462
Residential	5,969	—	5,969	1,036,595	1,042,564
Total real estate construction and land	5,969	—	5,969	1,868,057	1,874,026
Commercial:
Asset-based	—	662	662	3,183,638	3,184,300
Venture capital	—	1,534	1,534	2,006,671	2,008,205
Other commercial	2,363	3,876	6,239	1,867,368	1,873,607
Total commercial	2,363	6,072	8,435	7,057,677	7,066,112
Consumer	75	28	103	378,577	378,680
Total	$15,266	$16,922	$32,188	$16,853,004	$16,885,192

	December 31, 2017
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$29,070	$9,107	$38,177	$5,323,310	$5,361,487
Residential	6,999	2,022	9,021	2,428,483	2,437,504
Total real estate mortgage	36,069	11,129	47,198	7,751,793	7,798,991
Real estate construction and land:
Commercial	—	—	—	769,075	769,075
Residential	2,081	—	2,081	820,073	822,154
Total real estate construction and land	2,081	—	2,081	1,589,148	1,591,229
Commercial:
Asset-based	344	690	1,034	2,923,837	2,924,871
Venture capital	6,533	760	7,293	2,115,418	2,122,711
Other commercial	2,846	1,586	4,432	2,062,906	2,067,338
Total commercial	9,723	3,036	12,759	7,102,161	7,114,920
Consumer	562	—	562	409,005	409,567
Total (1)	$48,435	$14,165	$62,600	$16,852,107	$16,914,707
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value and PCI loans.

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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated:

	June 30, 2018			December 31, 2017 (1)
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$33,105	$4,977,575	$5,010,680	$65,563	$5,295,924	$5,361,487
Residential	3,527	2,552,167	2,555,694	3,350	2,434,154	2,437,504
Total real estate mortgage	36,632	7,529,742	7,566,374	68,913	7,730,078	7,798,991
Real estate construction and land:
Commercial	—	831,462	831,462	—	769,075	769,075
Residential	10,450	1,032,114	1,042,564	—	822,154	822,154
Total real estate construction and land	10,450	1,863,576	1,874,026	—	1,591,229	1,591,229
Commercial:
Asset-based	29,677	3,154,623	3,184,300	33,553	2,891,318	2,924,871
Venture capital	27,940	1,980,265	2,008,205	29,424	2,093,287	2,122,711
Other commercial	8,782	1,864,825	1,873,607	23,874	2,043,464	2,067,338
Total commercial	66,399	6,999,713	7,066,112	86,851	7,028,069	7,114,920
Consumer	264	378,416	378,680	20	409,547	409,567
Total	$113,745	$16,771,447	$16,885,192	$155,784	$16,758,923	$16,914,707
________________________
(1)     Excludes loans held for sale carried at lower of cost or fair value and PCI loans.
At June 30, 2018, nonaccrual loans and leases totaled $113.7 million and included $16.9 million of loans and leases 90 or more days past due, $3.4 million of loans and leases 30 to 89 days past due, and $93.4 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $155.8 million at December 31, 2017, including $14.2 million of the loans and leases 90 or more days past due, $3.2 million of loans and leases 30 to 89 days past due, and $138.4 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of June 30, 2018, our ten largest loan relationships on nonaccrual status had an aggregate carrying value of $81.5 million and represented 71.6% of total nonaccrual loans and leases.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit risk rating categories for loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2018
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$71,030	$243,045	$4,696,605	$5,010,680
Residential	11,453	2,167	2,542,074	2,555,694
Total real estate mortgage	82,483	245,212	7,238,679	7,566,374
Real estate construction and land:
Commercial	448	3,807	827,207	831,462
Residential	10,450	23,032	1,009,082	1,042,564
Total real estate construction and land	10,898	26,839	1,836,289	1,874,026
Commercial:
Asset-based	35,429	67,628	3,081,243	3,184,300
Venture capital	54,219	99,485	1,854,501	2,008,205
Other commercial	52,829	66,615	1,754,163	1,873,607
Total commercial	142,477	233,728	6,689,907	7,066,112
Consumer	434	1,069	377,177	378,680
Total	$236,292	$506,848	$16,142,052	$16,885,192

	December 31, 2017 (1)
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$93,795	$122,488	$5,145,204	$5,361,487
Residential	8,425	4,582	2,424,497	2,437,504
Total real estate mortgage	102,220	127,070	7,569,701	7,798,991
Real estate construction and land:
Commercial	—	—	769,075	769,075
Residential	—	619	821,535	822,154
Total real estate construction and land	—	619	1,590,610	1,591,229
Commercial:
Asset-based	51,000	37,256	2,836,615	2,924,871
Venture capital	49,671	114,210	1,958,830	2,122,711
Other commercial	75,251	21,883	1,970,204	2,067,338
Total commercial	175,922	173,349	6,765,649	7,114,920
Consumer	263	1,130	408,174	409,567
Total	$278,405	$302,168	$16,334,134	$16,914,707
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
Nonaccrual loans and leases and performing TDRs are considered impaired for reporting purposes. TDRs are a result of rate reductions, term extensions, fee concessions, and debt forgiveness, or a combination thereof.
The following table presents the composition of our impaired loans and leases held for investment, net of deferred fees, by portfolio segment as of the dates indicated:

	June 30, 2018			December 31, 2017 (1)
			Total			Total
	Nonaccrual		Impaired	Nonaccrual		Impaired
	Loans		Loans	Loans		Loans
	and	Performing	and	and	Performing	and
	Leases	TDRs	Leases	Leases	TDRs	Leases
	(In thousands)
Real estate mortgage	$36,632	$50,500	$87,132	$68,913	$47,560	$116,473
Real estate construction and land	10,450	5,549	15,999	—	5,690	5,690
Commercial	66,399	1,982	68,381	86,851	3,488	90,339
Consumer	264	117	381	20	100	120
Total	$113,745	$58,148	$171,893	$155,784	$56,838	$212,622
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our impaired loans and leases held for investment, net of deferred fees, by portfolio segment and class as of and for the dates indicated:

	June 30, 2018			December 31, 2017 (1)
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$7,786	$7,687	$248	$15,750	$16,548	$628
Residential	2,419	2,424	224	2,787	2,957	342
Commercial:
Venture capital	26,181	27,429	7,120	16,565	17,203	4,267
Other commercial	1,360	1,360	1,360	20,404	29,951	8,368
Consumer	—	—	—	100	100	16
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$68,610	$88,748		$93,827	$105,923
Residential	8,317	10,845		4,109	4,481
Real estate construction and land:
Commercial	5,549	5,552		5,690	5,689
Residential	10,450	11,074		—	—
Commercial:
Asset-based	29,677	56,650		33,553	54,911
Venture capital	2,800	28,496		14,534	40,029
Other commercial	8,363	28,392		5,283	9,351
Consumer	381	543		20	93
Total Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$87,132	$109,704	$472	$116,473	$129,909	$970
Real estate construction and land	15,999	16,626	—	5,690	5,689	—
Commercial	68,381	142,327	8,480	90,339	151,445	12,635
Consumer	381	543	—	120	193	16
Total	$171,893	$269,200	$8,952	$212,622	$287,236	$13,621
________________________
(1)     Excludes loans held for sale carried at lower of cost or fair value and PCI loans.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,
	2018		2017
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$7,786	$103	$17,591	$214
Residential	2,419	21	3,253	14
Commercial:
Asset-based	—	—	202	—
Venture capital	18,449	—	11,400	—
Other commercial	688	—	34,065	34
Consumer	—	—	239	2
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$58,733	$725	$90,778	$742
Residential	8,293	44	5,365	15
Real estate construction and land:
Commercial	5,549	93	5,840	70
Residential	10,450	—	—	—
Commercial:
Asset-based	29,677	—	30,925	—
Venture capital	2,800	—	6,045	—
Other commercial	8,508	335	12,594	27
Consumer	355	2	120	—
Total Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$77,231	$893	$116,987	$985
Real estate construction and land	15,999	93	5,840	70
Commercial	60,122	335	95,231	61
Consumer	355	2	359	2
Total	$153,707	$1,323	$218,417	$1,118
_________________________

(1)	For loans and leases reported as impaired at June 30, 2018 and 2017, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2018		2017
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$7,786	$204	$17,591	$425
Residential	2,419	42	3,252	27
Commercial:
Asset-based	—	—	101	—
Venture capital	15,715	—	6,900	—
Other commercial	346	—	33,770	63
Consumer	—	—	213	4
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$55,214	$1,378	$89,107	$1,289
Residential	8,277	88	5,334	29
Real estate construction and land:
Commercial	5,549	184	5,840	140
Residential	5,254	—	—	—
Commercial:
Asset-based	29,677	—	30,756	—
Venture capital	2,645	—	4,276	—
Other commercial	7,946	1,377	9,488	44
Consumer	341	4	120	—
Total Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$73,696	$1,712	$115,284	$1,770
Real estate construction and land	10,803	184	5,840	140
Commercial	56,329	1,377	85,291	107
Consumer	341	4	333	4
Total	$141,169	$3,277	$206,748	$2,021
_________________________

(1)	For loans and leases reported as impaired at June 30, 2018 and 2017, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our troubled debt restructurings of loans held for investment by portfolio segment and class for the periods indicated:

	Three Months Ended June 30,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—	$—	3	$1,465	$1,465
Residential	3	1,704	645	3	720	437
Real estate construction and land:
Residential	—	—	—	1	362	—
Commercial:
Asset-based	—	—	—	2	665	665
Venture capital	4	5,236	5,236	2	92	92
Other commercial	2	31	31	8	17,288	17,289
Consumer	1	27	27	—	—	—
Total	10	$6,998	$5,939	19	$20,592	$19,948

	Six Months Ended June 30,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
Troubled Debt Restructurings	of Loans	Investment	Investment	of Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—	$—	4	$1,529	$1,465
Residential	3	1,704	645	5	762	479
Real estate construction and land:
Residential	—	—	—	1	362	—
Commercial:
Asset-based	—	—	—	2	665	665
Venture capital	4	5,236	5,236	5	13,157	13,157
Other commercial	4	11,814	11,814	12	18,007	18,008
Consumer	1	27	27	1	97	97
Total	12	$18,781	$17,722	30	$34,579	$33,871
In the three months ended June 30, 2018, there were no loans restructured in the preceding 12-month period which subsequently defaulted after being restructured. In the six months ended June 30, 2018, one other commercial loan of $2.1 million restructured in the preceding 12-month period defaulted after being restructured. In the three and six months ended June 30, 2017, there were no loans restructured in the preceding 12-month period which subsequently defaulted after being restructured.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2018
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$40,158	$18,190	$73,780	$2,147	$134,275
Charge-offs	(4,747)	—	(13,425)	(63)	(18,235)
Recoveries	120	17	912	50	1,099
Net (charge-offs) recoveries	(4,627)	17	(12,513)	(13)	(17,136)
Provision (negative provision)	9,936	8,003	(2,461)	(478)	15,000
Balance, end of period	$45,467	$26,210	$58,806	$1,656	$132,139

	Six Months Ended June 30, 2018
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$40,051	$13,055	$84,022	$2,328	$139,456
Charge-offs	(7,345)	—	(22,949)	(94)	(30,388)
Recoveries	1,777	26	6,399	95	8,297
Net (charge-offs) recoveries	(5,568)	26	(16,550)	1	(22,091)
Provision (negative provision)	10,984	13,129	(8,666)	(673)	14,774
Balance, end of period	$45,467	$26,210	$58,806	$1,656	$132,139

Ending Allowance by
Impairment Methodology:
Individually evaluated for impairment	$472	$—	$8,480	$—	$8,952
Collectively evaluated for impairment	$44,995	$26,210	$50,326	$1,656	$123,187

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for impairment	$83,931	$15,998	$67,228	$—	$167,157
Collectively evaluated for impairment	7,482,443	1,858,028	6,998,884	378,680	16,718,035
Ending balance	$7,566,374	$1,874,026	$7,066,112	$378,680	$16,885,192

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2017
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$35,368	$10,476	$102,134	$1,848	$149,826	$11,481	$161,307
Charge-offs	(142)	—	(22,696)	(113)	(22,951)	(3,459)	(26,410)
Recoveries	20	9	1,953	22	2,004	58	2,062
Net (charge-offs) recoveries	(122)	9	(20,743)	(91)	(20,947)	(3,401)	(24,348)
Provision (negative provision)	1,876	833	6,973	318	10,000	(1,001)	8,999
Balance, end of period	$37,122	$11,318	$88,364	$2,075	$138,879	$7,079	$145,958

	Six Months Ended June 30, 2017
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$37,765	$10,045	$93,853	$2,092	$143,755	$13,483	$157,238
Charge-offs	(1,686)	—	(41,981)	(212)	(43,879)	(5,689)	(49,568)
Recoveries	250	17	4,401	75	4,743	58	4,801
Net (charge-offs) recoveries	(1,436)	17	(37,580)	(137)	(39,136)	(5,631)	(44,767)
Provision (negative provision)	793	1,256	32,091	120	34,260	(773)	33,487
Balance, end of period	$37,122	$11,318	$88,364	$2,075	$138,879	$7,079	$145,958

Ending Allowance by
Impairment Methodology:
Individually evaluated for
impairment	$1,415	$—	$11,564	$333	$13,312
Collectively evaluated for
impairment	$35,707	$11,318	$76,800	$1,742	$125,567
Acquired loans with
deteriorated credit quality						$7,079

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for
impairment	$117,441	$5,840	$104,008	$485	$227,774
Collectively evaluated for
impairment	5,954,357	1,157,500	7,733,659	397,741	15,243,257
Acquired loans with
deteriorated credit quality						$72,426
Ending balance	$6,071,798	$1,163,340	$7,837,667	$398,226	$15,471,031	$72,426	$15,543,457

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

	Three Months Ended June 30, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$134,275	$32,861	$167,136
Charge-offs	(18,235)	—	(18,235)
Recoveries	1,099	—	1,099
Net charge-offs	(17,136)	—	(17,136)
Provision	15,000	2,500	17,500
Balance, end of period	$132,139	$35,361	$167,500

	Six Months Ended June 30, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$139,456	$28,635	$168,091
Charge-offs	(30,388)	—	(30,388)
Recoveries	8,297	—	8,297
Net charge-offs	(22,091)	—	(22,091)
Provision	14,774	6,726	21,500
Balance, end of period	$132,139	$35,361	$167,500

	Three Months Ended June 30, 2017
	Non-PCI
	Allowance for	Reserve for		PCI	Total
	Loan and	Unfunded Loan	Allowance for	Allowance for	Allowance for
	Lease Losses	Commitments	Credit Losses	Loan Losses	Credit Losses
	(In thousands)
Balance, beginning of period	$149,826	$17,763	$167,589	$11,481	$179,070
Charge-offs	(22,951)	—	(22,951)	(3,459)	(26,410)
Recoveries	2,004	—	2,004	58	2,062
Net charge-offs	(20,947)	—	(20,947)	(3,401)	(24,348)
Provision (negative provision)	10,000	2,500	12,500	(1,001)	11,499
Balance, end of period	$138,879	$20,263	$159,142	$7,079	$166,221

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
	Non-PCI
	Allowance for	Reserve for		PCI	Total
	Loan and	Unfunded Loan	Allowance for	Allowance for	Allowance for
	Lease Losses	Commitments	Credit Losses	Loan Losses	Credit Losses
	(In thousands)
Balance, beginning of period	$143,755	$17,523	$161,278	$13,483	$174,761
Charge-offs	(43,879)	—	(43,879)	(5,689)	(49,568)
Recoveries	4,743	—	4,743	58	4,801
Net charge-offs	(39,136)	—	(39,136)	(5,631)	(44,767)
Provision (negative provision)	34,260	2,740	37,000	(773)	36,227
Balance, end of period	$138,879	$20,263	$159,142	$7,079	$166,221
NOTE 7.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	June 30,	December 31,
Property Type	2018	2017
	(In thousands)
Construction and land development	$219	$219
Multi‑family	1,059	—
Commercial real estate	—	64
Single family residence	953	1,019
Total other real estate owned, net	2,231	1,302
Other foreclosed assets	—	27
Total foreclosed assets, net	$2,231	$1,329
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2017	$1,329
Transfers to foreclosed assets from loans	1,059
Provision for losses	(65)
Reductions related to sales	(92)
Balance, June 30, 2018	$2,231

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	June 30,	December 31,
Other Assets	2018	2017
	(In thousands)
Cash surrender value of BOLI	$195,911	$193,917
Interest receivable	81,816	82,935
Taxes receivable	37,022	98,998
CRA investments	54,474	49,432
Low income housing tax credit ("LIHTC") investments	48,468	39,235
Equity investments without readily determinable fair values	15,525	14,856
Equity investments with readily determinable fair values	4,569	—
Prepaid expenses	20,153	17,800
Other	37,708	43,550
Total other assets	$495,646	$540,723
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
Our equity investments without readily determinable fair values include investments in privately held companies and limited partnerships as well as investments in entities from which we issued trust preferred securities. On January 1, 2018, we adopted ASU 2016-01 and ASU 2018-03 which changed the way we account for equity investments without readily determinable fair values previously accounted for using the cost method. Upon adoption, we have elected to measure our equity investments without readily determinable fair values using the measurement alternative. The Company reclassified $1.2 million of equity securities without readily determinable fair values previously included in securities available-for-sale to other assets on our condensed consolidated balance sheet in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated. Carrying values of these investments are adjusted to fair value upon observable transactions for identical or similar investments of the same issuer. During the six months ended June 30, 2018, we sold a portion of one of our equity investments without a readily determinable fair value for an amount in excess of its basis, and consequently increased by $286,000 the remaining carrying value of this investment at June 30, 2018. Beginning January 1, 2018, unrealized and realized gains and losses on equity investments without readily determinable fair values are recorded in "Noninterest income - other."
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
The remaining other assets balance of $37.7 million at June 30, 2018 consists of, among other things, other receivables, equity warrants, and derivative assets.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9. BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$226	7.04%	$342	6.87%
FHLB secured advances	945,000	2.08%	332,000	1.41%
FHLB unsecured overnight advance	146,000	1.97%	135,000	1.34%
AFX borrowings	96,000	2.10%	—	—%
Total borrowings	$1,187,226		$467,342
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of June 30, 2018, this debt had a weighted average remaining maturity of 1.3 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of June 30, 2018 of $3.5 billion, collateralized by a blanket lien on $5.0 billion of certain qualifying loans. As of June 30, 2018, the balance outstanding was a $945.0 million overnight advance. As of December 31, 2017, the balance outstanding was a $332.0 million overnight advance.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2018, the Bank had secured borrowing capacity of $1.3 billion collateralized by liens covering $1.7 billion of certain qualifying loans. As of June 30, 2018 and December 31, 2017, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $146.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which $146.0 million was outstanding at June 30, 2018. At December 31, 2017, the balance outstanding was $135.0 million.
Federal Funds Arrangements with Commercial Banks. As of June 30, 2018, the Bank had unsecured lines of credit of $75.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2018 and December 31, 2017, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2018, the balance outstanding was $96.0 million, which consisted of a $95.0 million overnight borrowing and a $1.0 million one-month borrowing with a maturity date of July 30, 2018. As of December 31, 2017, there were no balances outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	June 30, 2018		December 31, 2017		Date	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	5.43%	$10,310	4.70%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	5.39%	10,310	4.64%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	5.28%	5,155	4.55%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	5.11%	61,856	4.13%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	4.03%	20,619	3.28%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	3.94%	16,495	3.19%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	3.89%	10,310	3.14%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	4.29%	82,475	3.54%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	4.31%	128,866	3.33%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	4.31%	51,545	3.33%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	4.31%	51,550	3.33%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	30,097	1.72%	30,986	1.72%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	4.31%	16,470	3.33%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	4.31%	6,650	3.33%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	4.31%	39,177	3.33%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Trust I (2)	—	—%	6,186	3.64%	12/10/2004	3/15/2035	3 month LIBOR + 2.05
Trust II (2)	—	—%	3,093	3.34%	12/23/2005	3/15/2036	3 month LIBOR + 1.75
Trust III (2)	—	—%	3,093	3.44%	6/30/2006	9/18/2036	3 month LIBOR + 1.85
Gross subordinated debentures	541,885		555,146
Unamortized discount (3)	(90,007)		(92,709)
Net subordinated debentures	$451,878		$462,437
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Acquired in the CUB acquisition on October 20, 2017 and redeemed in the first quarter of 2018.

(3)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
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
The following table presents a summary of the financial instruments described above as of the dates indicated:

	June 30,	December 31,
	2018	2017
	(In thousands)
Loan commitments to extend credit	$6,429,587	$6,234,061
Standby letters of credit	315,388	320,063
Total	$6,744,975	$6,554,124
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The increase in loan commitments to extend credit is primarily a result of the continued growth of our real estate construction and venture capital portfolios.
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
In addition, the Company invests in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of June 30, 2018 and December 31, 2017, we had commitments to contribute capital to these entities totaling $87.2 million and $62.6 million. We also had commitments to contribute up to an additional $1.5 million and $2.5 million to private equity funds at June 30, 2018 and December 31, 2017.
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
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	June 30, 2018
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$263,588	$—	$263,588	$—
Agency CMOs	554,891	—	554,891	—
Private label CMOs	102,236	—	88,485	13,751
Municipal securities	1,412,092	—	1,412,092	—
Agency commercial MBS	1,097,216	—	1,097,216	—
U.S. Treasury securities	262,341	262,341	—	—
SBA securities	77,351	—	77,351	—
Asset-backed securities	69,781	—	36,948	32,833
Corporate debt securities	18,292	—	18,292	—
Total securities available-for-sale	3,857,788	262,341	3,548,863	46,584
Equity warrants	5,168	—	—	5,168
Other derivative assets	2,814	—	2,814	—
Equity investments with readily determinable fair values	4,569	4,569	—	—
Total recurring assets	$3,870,339	$266,910	$3,551,677	$51,752
Derivative liabilities	$362	$—	$362	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2017
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$246,274	$—	$246,274	$—
Agency CMOs	275,709	—	275,709	—
Private label CMOs	125,987	—	103,113	22,874
Municipal securities	1,680,068	—	1,680,068	—
Agency commercial MBS	1,163,969	—	1,163,969	—
SBA securities	160,334	—	160,334	—
Asset-backed securities	88,710	—	46,601	42,109
Corporate debt securities	19,295	—	19,295	—
Collateralized loan obligations	7,015	—	7,015	—
Equity investments (1)	7,070	5,922	1,148	—
Total securities available-for-sale	3,774,431	5,922	3,703,526	64,983
Equity warrants	5,161	—	—	5,161
Other derivative assets	1,873	—	1,873	—
Total recurring assets	$3,781,465	$5,922	$3,705,399	$70,144
Derivative liabilities	$1,379	$—	$1,379	$—
____________________________
(1) In connection with our adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018, we reclassified $7.1 million of equity investments from securities available-for-sale to other assets in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated.
During the six months ended June 30, 2018, there was a $48,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	June 30, 2018
	Private Label CMOs		Asset-Backed Securities
		Weighted		Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input	of Inputs	Input
Voluntary annual prepayment speeds	4.9% - 48.1%	9.5%	5% - 15%	14.1%
Annual default rates	0.1% - 9%	2.4%	1% - 2%	1.9%
Loss severity rates	9.7% - 118.8%	48.0%	10% - 60%	55.7%
Discount rates	2.1% - 10.8%	6.3%	3.2% - 4.3%	3.6%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

June 30, 2018
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	16.5%
Risk-free interest rate	2.6%
Remaining life assumption (in years)	3.6
The following table summarizes activity for our Level 3 private label CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed	Equity
	Label CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2017	$22,874	$42,109	$5,161
Total included in earnings	376	(21)	1,474
Total included in other comprehensive income	(272)	(239)	—
Issuances	—	—	326
Sales	—	—	(1,745)
Net settlements	(9,227)	(9,016)	—
Transfers to Level 1	—	—	(48)
Balance, June 30, 2018	$13,751	$32,833	$5,168
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	June 30, 2018
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$76,321	$—	$15,862	$60,459
OREO	953	—	953	—
Total non-recurring	$77,274	$—	$16,815	$60,459

	Fair Value Measurement as of
	December 31, 2017
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$61,095	$—	$5,143	$55,952
Loans held for sale	483,563	—	483,563	—
Total non-recurring	$544,658	$—	$488,706	$55,952

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
Losses on Assets	June 30,		June 30,
Measured on a Non‑Recurring Basis	2018	2017	2018	2017
	(In thousands)
Impaired loans (1)	$12,076	$9,435	$15,994	$17,250
Loans held for sale	—	7,198	—	7,198
OREO	—	14	65	14
Total losses	$12,076	$16,647	$16,059	$24,462
__________________________

(1)	Loss for 2018 period relates to total loans. Loss for 2017 period relates to Non-PCI loans.
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	June 30, 2018
		Valuation	Unobservable		Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired loans	$19,980	Discounted cash flows	Discount rates	3.75% - 7.75%	6.82%
Impaired loans	27,282	Market approach	Adjustments for age and type of collateral
Impaired loans	8,927	Enterprise valuation with revenue multiple	Illiquidity discount	20%	20%
Impaired loans	4,270	Third party appraisals	No discounts
Total non-recurring Level 3	$60,459
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$245,998	$245,998	$245,998	$—	$—
Interest‑earning deposits in financial institutions	205,567	205,567	205,567	—	—
Securities available‑for‑sale	3,857,788	3,857,788	262,341	3,548,863	46,584
Investment in FHLB stock	26,271	26,271	—	26,271	—
Loans and leases held for investment, net	16,753,053	16,438,905	—	15,862	16,423,043
Equity warrants	5,168	5,168	—	—	5,168
Other derivative assets	2,814	2,814	—	2,814	—
Equity investments with readily determinable fair values	4,569	4,569	4,569	—	—

Financial Liabilities:
Core deposits	15,586,238	15,586,238	—	15,586,238	—
Non-core non-maturity deposits	607,388	607,388	—	607,388	—
Time deposits	1,735,566	1,724,232	—	1,724,232	—
Borrowings	1,187,226	1,187,168	1,186,000	1,168	—
Subordinated debentures	451,878	435,641	—	435,641	—
Derivative liabilities	362	362	—	362	—

	December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$233,215	$233,215	$233,215	$—	$—
Interest‑earning deposits in financial institutions	165,222	165,222	165,222	—	—
Securities available‑for‑sale	3,774,431	3,774,431	5,922	3,703,526	64,983
Investment in FHLB stock	20,790	20,790	—	20,790	—
Loans held for sale	481,100	483,563	—	483,563	—
Loans and leases held for investment, net	16,833,287	17,023,098	—	5,143	17,017,955
Equity warrants	5,161	5,161	—	—	5,161
Other derivative assets	1,873	1,873	—	1,873	—

Financial Liabilities:
Core deposits	15,937,012	15,937,012	—	15,937,012	—
Non-core non-maturity deposits	863,202	863,202	—	863,202	—
Time deposits	2,065,322	2,055,104	—	2,055,104	—
Borrowings	467,342	467,342	467,000	342	—
Subordinated debentures	462,437	444,383	—	444,383	—
Derivative liabilities	1,379	1,379	—	1,379	—

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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2018, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 12. EARNINGS PER SHARE
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$115,735	$118,276	$93,647	$234,011	$172,315
Less: Earnings allocated to unvested restricted stock(1)	(1,348)	(1,115)	(1,080)	(2,469)	(2,082)
Net earnings allocated to common shares	$114,387	$117,161	$92,567	$231,542	$170,233

Weighted-average basic shares and unvested restricted
stock outstanding	126,082	127,487	121,422	126,780	121,384
Less: Weighted-average unvested restricted stock
outstanding	(1,466)	(1,413)	(1,455)	(1,439)	(1,479)
Weighted-average basic shares outstanding	124,616	126,074	119,967	125,341	119,905

Basic earnings per share	$0.92	$0.93	$0.77	$1.85	$1.42

Diluted Earnings Per Share:
Net earnings allocated to common shares	$114,387	$117,161	$92,567	$231,542	$170,233

Weighted-average basic shares outstanding	124,616	126,074	119,967	125,341	119,905

Diluted earnings per share	$0.92	$0.93	$0.77	$1.85	$1.42
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company adopted Topic 606 Revenue from Contracts with Customers effective as of January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. Revenue from contracts with customers in the scope of Topic 606 is measured based on the consideration specified in the contract with a customer, and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company's performance obligations are typically satisfied as services are rendered and payment is generally collected at the time services are rendered, or on a monthly, quarterly or annual basis. The Company had no material unsatisfied performance obligations as of June 30, 2018.
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

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$288,514	$—	$566,289	$—
Noninterest income:
Service charges on deposit accounts	4,265	4,265	8,439	8,439
Other commissions and fees	11,767	5,101	22,032	9,752
Leased equipment income	9,790	—	19,377	—
Gain on sale of loans	106	—	4,675	—
Gain on sale of securities	253	—	6,564	—
Other income	13,457	436	17,110	897
Total noninterest income	39,638	9,802	78,197	19,088
Total revenue	$328,152	$9,802	$644,486	$19,088
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the period indicated:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	(In thousands)
Products and services transferred at a point in time	$4,930	$9,591
Products and services transferred over time	4,872	9,497
Total revenue from contracts with customers	$9,802	$19,088
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

June 30, 2018
(In thousands)
Receivables, which are included in "Other assets"	$1,653
Contract assets, which are included in "Other assets"	$—
Contract liabilities, which are included in "Interest payable and other liabilities"	$686
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the six months ended June 30, 2018 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $65,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, employees, and consultants. As of June 30, 2018, the 2017 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of June 30, 2018, there were 3,137,473 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan, or the 2003 Plan, remain outstanding.
Restricted Stock
Restricted stock amortization totaled $6.9 million, $7.2 million, and $6.6 million for the three months ended June 30, 2018, March 31, 2018, and June 30, 2017, and $14.1 million and $13.1 million for the six months ended June 30, 2018 and June 30, 2017. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of June 30, 2018 totaled $66.0 million.
Time-Based Restricted Stock Awards
At June 30, 2018, there were 1,545,867 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans (the "Plans"). The TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
Performance-Based Restricted Stock Units
At June 30, 2018, there were 325,741 unvested PRSUs granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding under either the 2017 Plan or the 2003 Plan until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which, among other things, requires lessees to recognize most leases on-balance sheet, which will result in an increase in their reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases, and is effective for annual and interim periods in fiscal years beginning after December 15, 2018. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” in January 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases” in July 2018, and ASU 2018-11, "Leases (Topic 842): Targeted Improvements" in July 2018. The amendments in ASU 2018-11 provide an optional transition method when adopting Topic 842, which would allow companies to elect not to adjust their comparative period financial information and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, effectively applying the requirements of the new standard prospectively. The Company will adopt the standard effective January 1, 2019. The Company has reviewed its current lessee portfolio and is assessing the impact of the new standard on its financial statements, related disclosures, systems, and internal controls. The accounting changes are expected to relate primarily to its leased branches and office space which are currently accounted for as operating leases. The Company is on track with its implementation plan which includes a new software solution and procedures. The Company has not yet determined the quantitative effect ASU 2016-02 will have on its consolidated financial position and results of operations. For information on the Company's future minimum lease payments, refer to Note 8. Premises and Equipment, Net in our Annual Report on Form 10-K for the year ended December 31, 2017.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which significantly changes the way entities recognize credit losses and impairment of financial assets recorded at amortized cost. Currently, the credit loss and impairment model for loans and leases is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the new current expected credit loss ("CECL") model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The forward-looking concept of CECL to estimate future credit losses will broaden the range of data to consider including, but not limited to, past and current events and conditions along with reasonable and supportable forecasts that affect expected collectability. The new standard will add new disclosure requirements and impact the Company’s process and internal controls over financial reporting.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16. SUBSEQUENT EVENTS
Common Stock Dividends
On August 1, 2018, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.60 per common share. The cash dividend is payable on August 31, 2018 to stockholders of record at the close of business on August 20, 2018.
The Company has evaluated events that have occurred subsequent to June 30, 2018 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

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

•
compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases, asset mix and/or changes to the cost of deposits and borrowings;

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
The Bank is focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. At June 30, 2018, the Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and several loan production offices located in cities across the country. Community Banking provides lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. We offer additional products and services through our National Lending and Venture Banking groups. National Lending provides asset-based, equipment, real estate, and security cash flow loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2018, accounted for 86.9% of our net revenue (net interest income plus noninterest income).
At June 30, 2018, we had total assets of $24.5 billion, including $16.9 billion of total loans and leases, net of deferred fees, and $3.9 billion of securities available-for-sale, compared to $25.0 billion of total assets, including $17.5 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale at December 31, 2017. The $465.3 million decrease in total assets since year-end was due primarily to a $568.7 million decrease in loans and leases, offset partially by an $83.4 million increase in securities available-for-sale. The decrease in loans and leases was driven mostly by payoffs and paydowns of $3.9 billion and sales of $638.6 million, including settlement of the loans held for sale at December 31, 2017, offset partially by new production of $2.0 billion and disbursements of $2.0 billion. The increase in securities available-for-sale was due mainly to purchases exceeding sales, principal paydowns, maturities, and other reductions.
At June 30, 2018, we had total liabilities of $19.8 billion, including total deposits of $17.9 billion and borrowings of $1.2 billion, compared to $20.0 billion of total liabilities, including $18.9 billion of total deposits and $467.3 million of borrowings at December 31, 2017. The $265.7 million decrease in total liabilities since year-end was due mainly to a $350.8 million decrease in core deposits, a $255.8 million decrease in non-core non-maturity deposits, and a $329.8 million decrease in time deposits, offset partially by a $719.9 million increase in borrowings, primarily short-term FHLB advances. At June 30, 2018, core deposits totaled $15.6 billion, or 87% of total deposits, and time deposits totaled $1.7 billion, or 10% of total deposits.

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
Loan Sales and Loans Held for Sale
In the fourth quarter of 2017, we sold $1.5 billion of cash flow loans and exited our National Lending group origination operations related to general, technology, and healthcare cash flow loans. As of December 31, 2017, $1.0 billion of the loans sold had settled, while $481.1 million were classified as held for sale. In connection with the loan sale and transfer of loans to held for sale, we recognized $2.2 million in charge-offs during the fourth quarter of 2017 to record the loans at the lower of cost or fair value. The loans held for sale at December 31, 2017 settled in the first quarter of 2018 and we recorded a gain of $1.3 million.
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
The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. During the second quarter of 2018, we repurchased 2,286,881 shares of common stock for a total amount of $122.0 million at an average price of $53.36. During the six months ended June 30, 2018, we repurchased 4,572,736 shares of common stock for a total amount of $241.8 million at an average price of $52.88. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At June 30, 2018, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $174.7 million.

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
Loan and Lease Growth
We actively seek new lending opportunities under an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Our commercial loans are diverse and generally include various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial companies during the various phases of their early life cycles, secured business loans originated through our community banking branch network, and loans to security alarm monitoring companies. Our loan origination process emphasizes credit quality. We have a number of large credit relationships and individual commitments. Our commitment sizes vary by loan product and can reach up to $150 million. We price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans and leases, and we measure our success by the levels of our classified and nonperforming assets and net charge‑offs. We maintain an allowance for credit losses on loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off‑balance sheet credit exposure. Loans and leases which are deemed uncollectable are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio is based on our allowance methodology which considers various credit performance measures such as historical and current net charge‑offs, the levels and trends of classified loans and leases, the likelihood of loans defaulting based on the historical degree that similar loans defaulted and the resulting loss severity for these defaulted loans, and the overall level of outstanding loans and leases. For originated and acquired non‑impaired loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination date or after the acquisition date, respectively.
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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Efficiency Ratio		2018	2018	2017	2018	2017
		(Dollars in thousands)
Noninterest expense		$126,449	$127,395	$117,707	$253,844	$234,251
Less:	Intangible asset amortization	5,587	6,346	3,065	11,933	6,129
	Foreclosed assets income, net	(61)	(122)	(157)	(183)	(14)
	Acquisition, integration and reorganization costs	—	—	1,700	—	2,200
Noninterest expense used for efficiency ratio		$120,923	$121,171	$113,099	$242,094	$225,936

Net interest income (tax equivalent)		$264,798	$258,472	$247,322	$523,270	$484,557
Noninterest income		39,638	38,559	35,282	78,197	70,396
Net revenues		304,436	297,031	282,604	601,467	554,953
Less:	Gain on sale of securities	253	6,311	1,651	6,564	1,552
Net revenues used for efficiency ratio		$304,183	$290,720	$280,953	$594,903	$553,401

Efficiency ratio		39.8%	41.7%	40.3%	40.7%	40.8%
Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates relate to the allowance for credit losses on loans and leases held for investment, accounting for business combinations, and the realization of deferred income tax assets and liabilities. For further information, refer to our Annual Report on Form 10‑K for the year ended December 31, 2017. The update below is for our critical accounting policy and estimate related to our allowance for loan and lease losses, the primary component of our allowance for credit losses on loans and leases held for investment.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“ALLL”) represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Our methodology to estimate the ALLL has three basic elements that include specific reserves for individually evaluated impaired loans, a quantitative general allowance for all other loans (including individually evaluated loans determined not to be impaired), and qualitative adjustments based on other factors which may be internal or external to the Company.

During the second quarter of 2018, we changed our methodology used to estimate the quantitative general allowance due to the growth and increased complexity of the loan portfolio.
The new ALLL methodology included three primary changes: the quantitative component now employs a probability of default/loss given default ("PD/LGD") methodology; the loan segmentation groups our loan portfolio into 21 loan segments with similar risk characteristics (as opposed to 34 loan segments used under the previous methodology); and the historical range of loan performance history (often referred to as the look-back period) was lengthened by one year.
The new PD/LGD methodology estimates the likelihood of loans defaulting based on the historical degree that similar loans defaulted, and it estimates the degree of credit loss based on the historical average degree of loss experienced for these similar loans. The reduced number of loan segments provides greater statistical validity by having more default and loss histories within each segment for the quantitative general allowance estimation. The historical range of loan performance information (often referred to as the look-back period) was extended to consider loan performance back to January 1, 2009, a change from January 1, 2010 under the historical loss migration methodology. Extending this look-back period includes more historical loan performance information. The loss emergence period was unchanged as we continue to use seven quarters.
Our methodology to estimate specific reserves for individually evaluated impaired loans did not change. Our methodology to derive qualitative adjustments based on other internal or external factors was updated to align with the new PD/LGD methodology being applied to estimate the quantitative general allowance for unimpaired loans. As a result, the composition of the ALLL changed as the quantitative component increased and the qualitative component decreased as the new quantitative methodology now encompasses more information, such as the longer look-back period, that previously required a qualitative adjustment as part of determining the total ALLL estimate. These changes in the ALLL methodology did not result in material changes to management's overall estimate of the ALLL.

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

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Return on Average Tangible Equity		2018	2018	2017	2018	2017
		(Dollars in thousands)
Net earnings		$115,735	$118,276	$93,647	$234,011	$172,315

Average stockholders' equity		$4,832,480	$4,901,207	$4,545,276	$4,866,654	$4,524,591
Less:	Average intangible assets	2,619,351	2,625,593	2,205,814	2,622,455	2,207,454
Average tangible common equity		$2,213,129	$2,275,614	$2,339,462	$2,244,199	$2,317,137

Return on average equity (1)		9.61%	9.79%	8.26%	9.70%	7.68%
Return on average tangible equity (2)		20.98%	21.08%	16.06%	21.03%	15.00%
___________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	June 30,	December 31,
Tangible Book Value Per Share	2018	2017
	(Dollars in thousands, except per share data)
Stockholders’ equity	$4,777,959	$4,977,598
Less: Intangible assets	2,616,363	2,628,296
Tangible common equity	$2,161,596	$2,349,302

Total assets	$24,529,557	$24,994,876
Less: Intangible assets	2,616,363	2,628,296
Tangible assets	$21,913,194	$22,366,580

Equity to assets ratio	19.48%	19.91%
Tangible common equity ratio (1)	9.86%	10.50%
Book value per share	$38.36	$38.65
Tangible book value per share (2)	$17.35	$18.24
Shares outstanding	124,567,950	128,782,878
_______________________________________

(1)	Tangible common equity divided by tangible assets.

(2)	Tangible common equity divided by shares outstanding.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Earnings Summary:
Net interest income	$262,332	$256,500	$242,473	$518,832	$474,925
Provision for credit losses	(17,500)	(4,000)	(11,499)	(21,500)	(36,227)
Noninterest income	39,638	38,559	35,282	78,197	70,396
Noninterest expense	(126,449)	(127,395)	(117,707)	(253,844)	(234,251)
Earnings before income taxes	158,021	163,664	148,549	321,685	274,843
Income tax expense	(42,286)	(45,388)	(54,902)	(87,674)	(102,528)
Net earnings	$115,735	$118,276	$93,647	$234,011	$172,315

Performance Measures:
Diluted earnings per share	$0.92	$0.93	$0.77	$1.85	$1.42
Annualized return on:
Average assets	1.93%	1.99%	1.71%	1.96%	1.59%
Average tangible equity (1)(2)	20.98%	21.08%	16.06%	21.03%	15.00%
Net interest margin (tax equivalent)	5.18%	5.11%	5.21%	5.15%	5.19%
Efficiency ratio	39.8%	41.7%	40.3%	40.7%	40.8%
_____________________________

(1)	Calculation reduces average stockholder's equity by average intangible assets.

(2)	See "- Non-GAAP Measurements."
Second Quarter of 2018 Compared to First Quarter of 2018
Net earnings for the second quarter of 2018 were $115.7 million, or $0.92 per diluted share, compared to net earnings for the first quarter of 2018 of $118.3 million, or $0.93 per diluted share. The $2.5 million decrease in net earnings from the prior quarter was due primarily to a higher provision for credit losses, offset partially by higher net interest income and higher noninterest income. The provision for credit losses increased by $13.5 million in the second quarter of 2018 compared to the first quarter of 2018 due mainly to higher net charge-offs (as the first quarter of 2018 benefited from higher than normal recoveries of $7.2 million) and the impact of downgraded loans. Net interest income increased by $5.8 million in the second quarter of 2018 due mostly to a higher yield on average loans and leases and one more day in the current quarter, offset partially by higher interest expense on deposits and borrowings. Noninterest income increased by $1.1 million in the second quarter of 2018 compared to the first quarter of 2018 due mainly to increases in all income categories except for the gain on sale of securities and the gain on sale of loans and leases, as sale activities were minimal in the second quarter.

Second Quarter of 2018 Compared to Second Quarter of 2017
Net earnings for the second quarter of 2018 were $115.7 million, or $0.92 per diluted share, compared to net earnings for the second quarter of 2017 of $93.6 million, or $0.77 per diluted share. The $22.1 million increase in net earnings was due mainly to higher net interest income of $19.9 million, higher noninterest income of $4.4 million, and lower income tax expense of $12.6 million, offset partially by higher noninterest expense of $8.7 million and a higher provision for credit losses of $6.0 million. The increase in net interest income was due mostly to a higher balance of average interest-earning assets and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. The increase in noninterest income was due primarily to higher gains on early lease terminations of $6.8 million. The decrease in income tax expense was due mainly to the TCJA which reduced our effective tax rate to 26.8% for the second quarter of 2018 from 37.0% for the second quarter of 2017. The increase in noninterest expense was due mostly to higher compensation expense of $4.6 million related to inclusion of the CUB operations since its October 2017 acquisition, and higher intangible asset amortization of $2.5 million attributable primarily to the intangible assets added from the CUB acquisition. The increase in the provision for credit losses was due mainly to the second quarter of 2017 benefiting from a reduction in substandard and special mention loans that occurred during that quarter.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net earnings for the six months ended June 30, 2018 were $234.0 million, or $1.85 per diluted share, compared to net earnings for the six months ended June 30, 2017 of $172.3 million, or $1.42 per diluted share. The $61.7 million increase in net earnings was due primarily to higher net interest income of $43.9 million, lower income tax expense of $14.9 million, a lower provision for credit losses of $14.7 million, and higher noninterest income of $7.8 million, offset partially by higher noninterest expense of $19.6 million. The increase in net interest income was due mainly to a higher balance of average interest-earning assets and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. The decrease in income tax expense was due primarily to the TCJA which reduced our effective tax rate to 27.3% for the six months ended June 30, 2018 from 37.3% for the six months ended June 30, 2017. The decrease in the provision for credit losses was due mainly to lower specific provisions for impaired loans for the six months ended June 30, 2018, attributable mostly to the exit of cash flow lending at the end of 2017. The increase in noninterest income was due mostly to a higher gain on sale of securities of $5.0 million and a higher gain on sale of loans and leases of $3.3 million. The increase in noninterest expense was due mainly to higher compensation expense of $10.8 million related to inclusion of the CUB operations since its October 2017 acquisition, and higher intangible asset amortization of $5.8 million attributable primarily to the intangible assets added from the CUB acquisition.

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

	Three Months Ended
	June 30, 2018			March 31, 2018			June 30, 2017
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)	$16,576,361	$260,529	6.30%	$16,682,124	$251,260	6.11%	$15,497,921	$234,618	6.07%
Investment securities (3)	3,803,590	29,967	3.16%	3,682,138	27,935	3.08%	3,436,785	29,538	3.45%
Deposits in financial institutions	112,170	484	1.73%	150,674	552	1.49%	96,087	237	0.99%
Total interest‑earning assets (4)	20,492,121	290,980	5.70%	20,514,936	279,747	5.53%	19,030,793	264,393	5.57%
Other assets	3,507,516			3,556,212			2,905,809
Total assets	$23,999,637			$24,071,148			$21,936,602

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$2,243,767	3,932	0.70%	$2,311,988	3,050	0.54%	$1,709,699	1,697	0.40%
Money market deposits	5,013,119	8,072	0.65%	5,038,119	6,812	0.55%	4,907,865	4,993	0.41%
Savings deposits	656,310	245	0.15%	685,173	258	0.15%	708,389	296	0.17%
Time deposits	1,790,415	4,118	0.92%	1,923,963	3,698	0.78%	2,366,399	3,219	0.55%
Total interest‑bearing deposits	9,703,611	16,367	0.68%	9,959,243	13,818	0.56%	9,692,352	10,205	0.42%
Borrowings	549,665	2,649	1.93%	239,293	920	1.56%	457,774	1,066	0.93%
Subordinated debentures	451,973	7,166	6.36%	461,648	6,537	5.74%	443,756	5,800	5.24%
Total interest‑bearing liabilities	10,705,249	26,182	0.98%	10,660,184	21,275	0.81%	10,593,882	17,071	0.65%
Noninterest‑bearing demand deposits	8,253,413			8,311,104			6,646,349
Other liabilities	208,495			198,653			151,095
Total liabilities	19,167,157			19,169,941			17,391,326
Stockholders’ equity	4,832,480			4,901,207			4,545,276
Total liabilities and
stockholders' equity	$23,999,637			$24,071,148			$21,936,602
Net interest income (4)		$264,798			$258,472			$247,322
Net interest rate spread (4)			4.72%			4.72%			4.92%
Net interest margin (4)			5.18%			5.11%			5.21%

Total deposits (5)	$17,957,024	$16,367	0.37%	$18,270,347	$13,818	0.31%	$16,338,701	$10,205	0.25%
Funding sources (6)	$18,958,662	$26,182	0.55%	$18,971,288	$21,275	0.45%	$17,240,231	$17,071	0.40%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Includes discount accretion on acquired loans of $8.7 million, $7.6 million, and $7.5 million for the three months ended June 30, 2018, March 31, 2018, and June 30, 2017, respectively.

(3)
Includes tax-equivalent adjustments of $2.1 million, $1.8 million, and $4.8 million for the three months ended June 30, 2018, March 31, 2018, and June 30, 2017, respectively, related to tax-exempt interest on municipal securities. The federal statutory tax rate utilized was 21% for the 2018 periods and 35% for the 2017 period.

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

	Six Months Ended
	June 30, 2018			June 30, 2017
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)	$16,628,951	$511,789	6.21%	$15,398,037	$458,796	6.01%
Investment securities (3)	3,745,870	57,902	3.12%	3,347,612	57,360	3.46%
Deposits in financial institutions	131,315	1,036	1.59%	98,406	429	0.88%
Total interest‑earning assets (4)	20,506,136	570,727	5.61%	18,844,055	516,585	5.53%
Other assets	3,529,059			2,947,817
Total assets	$24,035,195			$21,791,872

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$2,277,689	6,982	0.62%	$1,608,133	2,864	0.36%
Money market deposits	5,025,550	14,884	0.60%	4,887,406	9,403	0.39%
Savings deposits	670,662	503	0.15%	709,951	594	0.17%
Time deposits	1,856,820	7,816	0.85%	2,306,804	5,721	0.50%
Total interest‑bearing deposits	9,830,721	30,185	0.62%	9,512,294	18,582	0.39%
Borrowings	395,336	3,569	1.82%	526,954	2,084	0.80%
Subordinated debentures	456,784	13,703	6.05%	442,645	11,362	5.18%
Total interest‑bearing liabilities	10,682,841	47,457	0.90%	10,481,893	32,028	0.62%
Noninterest‑bearing demand deposits	8,282,099			6,620,988
Other liabilities	203,601			164,400
Total liabilities	19,168,541			17,267,281
Stockholders’ equity	4,866,654			4,524,591
Total liabilities and
stockholders' equity	$24,035,195			$21,791,872
Net interest income (4)		$523,270			$484,557
Net interest rate spread (4)			4.71%			4.91%
Net interest margin (4)			5.15%			5.19%

Total deposits (5)	$18,112,820	$30,185	0.34%	$16,133,282	$18,582	0.23%
Funding sources (6)	$18,964,940	$47,457	0.50%	$17,102,881	$32,028	0.38%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Includes discount accretion on acquired loans of $16.3 million and $13.9 million for the six months ended June 30, 2018 and 2017, respectively.

(3)
Includes tax-equivalent adjustments of $3.9 million and $9.6 million for the six months ended June 30, 2018 and 2017, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 21% for the 2018 period and 35% for the 2017 period.

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

Second Quarter of 2018 Compared to First Quarter of 2018
Net interest income increased by $5.8 million to $262.3 million for the second quarter of 2018 compared to $256.5 million for the first quarter of 2018 due mainly to a higher yield on average loans and leases and one additional day in the second quarter, offset partially by higher interest expense. The tax equivalent yield on average loans and leases was 6.30% for the second quarter of 2018 compared to 6.11% for the first quarter of 2018. The increase in the yield on average loans and leases was due principally to higher coupon interest (15 basis points) and higher recapture of nonaccrual interest (four basis points).
The tax equivalent NIM was 5.18% for the second quarter of 2018 compared to 5.11% for the first quarter of 2018. The increase in the tax equivalent NIM was due mainly to the higher yield on average loans and leases resulting from higher loan coupon interest and higher recapture of nonaccrual interest, offset partially by an increase of six basis points in the cost of average total deposits. The taxable equivalent adjustment for tax-exempt interest income on municipal securities contributed four points to the tax equivalent NIM for both the second quarter and first quarter of 2018.
The cost of average total deposits increased to 0.37% for the second quarter of 2018 from 0.31% for the first quarter of 2018 due to higher rates paid for non-core non-maturity deposits and pricing adjustments for select customers in light of recent market rate increases and the competitive market environment.
Second Quarter of 2018 Compared to Second Quarter of 2017
Net interest income increased by $19.9 million to $262.3 million for the second quarter of 2018 compared to $242.5 million for the second quarter of 2017 due mainly to a higher balance of average interest-earning assets and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. The yield on average loans and leases was 6.30% for the second quarter of 2018 compared to 6.07% for the same quarter of 2017. The increase in the yield on average loans and leases was due mainly to repricing of variable-rate loans attributable to the two increases in market interest rates during the first half of 2018 and three increases in market interest rates during 2017.
The tax equivalent NIM was 5.18% for the second quarter of 2018 compared to 5.21% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to a higher cost of average interest-bearing liabilities, a lower yield on average investment securities, and a decrease of six basis points resulting from a smaller tax equivalent adjustment due to the lower statutory federal tax rate, offset partially by the increase in the yield on average loans and leases as described above. Tax-exempt interest income on municipal securities contributed four basis points to the tax equivalent NIM for the second quarter of 2018 and 10 basis points for the second quarter of 2017.
The cost of average total deposits increased to 0.37% for the second quarter of 2018 from 0.25% for the second quarter of 2017 due mainly to higher costs of non-core non-maturity deposits and brokered time deposits.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net interest income increased by $43.9 million to $518.8 million for the six months ended June 30, 2018 compared to $474.9 million for the six months ended June 30, 2017 due mainly to a higher balance of average interest-earning assets and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. The yield on average loans and leases was 6.21% for the six months ended June 30, 2018 compared to 6.01% for the same period in 2017. The increase in the yield on average loans and leases was due mainly to repricing of variable-rate loans attributable to the two increases in market interest rates during the first half of 2018 and three increases in market interest rates during 2017.
The tax equivalent NIM for the six months ended June 30, 2018 was 5.15% compared to 5.19% for the same period last year. The decrease in the tax equivalent NIM was due mostly to a higher cost of average interest-bearing liabilities, a lower yield on average investment securities, and a decrease of six basis points resulting from a smaller tax equivalent adjustment due to the lower statutory federal tax rate, offset partially by the increase in the yield on average loans and leases as described above. Tax-exempt interest income on municipal securities contributed four basis points to the tax equivalent NIM for the six months ended June 30, 2018 and 10 basis points for the for the six months ended June 30, 2017.
The cost of average total deposits increased to 0.34% for the six months ended June 30, 2018 from 0.23% for the six months ended June 30, 2017 due mainly to higher costs of non-core non-maturity deposits and brokered time deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for
loan and lease losses	$15,000	$(226)	$8,999	$14,774	$33,487
Addition to reserve for unfunded loan commitments	2,500	4,226	2,500	6,726	2,740
Total provision for credit losses	$17,500	$4,000	$11,499	$21,500	$36,227

Credit Quality Metrics (1):
Net charge‑offs on loans and leases held for
investment (2)	$17,136	$4,955	$20,947	$22,091	$39,136
Annualized net charge‑offs to average loans and leases	0.41%	0.12%	0.54%	0.27%	0.52%
At period end:
Nonaccrual loans and leases held for investment (3)	$113,745	$103,725	$172,576
Performing TDRs held for investment	58,148	60,173	55,910
Total impaired loans and leases	$171,893	$163,898	$228,486

Classified loans and leases (3)	$236,292	$208,042	$339,977
Allowance for credit losses	$167,500	$167,136	$159,142
Allowance for credit losses to loans and leases
held for investment	0.99%	1.02%	1.03%
Allowance for credit losses to nonaccrual
loans and leases held for investment	147.3%	161.1%	92.2%
______________________

(1)	Amounts and ratios related to 2018 periods are for total loans and leases. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases.

(2)
See "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the periods presented.

(3)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017.
Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. The provision for credit losses on our loans and leases held for investment is based on our allowance methodology and is an expense that, in our judgment, is required to maintain an adequate allowance for credit losses.
The allowance for loan and lease losses has a general reserve component for loans and leases with no credit impairment and a specific reserve component for impaired loans and leases. Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors that are applied against the population of unimpaired loans and leases. The quantitative loss factors consider the likelihood of loans defaulting based on the historical degree that similar loans defaulted and the degree of credit losses based on the historical average degree of loss experienced for these similar loans and leases pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current collateral values and performance trends, and the loan portfolio's current composition and credit performance trends. As noted in " - Critical Accounting Policies and Estimates - Allowance for Loan and Lease Losses," we changed our ALLL methodology in the second quarter of 2018. See that section for details regarding this change.

We recorded a provision for credit losses of $17.5 million in the second quarter of 2018, $4.0 million in the first quarter of 2018, and $11.5 million in the second quarter of 2017. The provision for credit losses was $21.5 million for the six months ended June 30, 2018 compared to $36.2 million for the six months ended June 30, 2017. The increase in the provision for credit losses for the second quarter of 2018 compared to the first quarter of 2018 was due mainly to higher net charge-offs (as the first quarter of 2018 benefited from higher than normal recoveries of $7.2 million) and the impact of downgraded loans. The increase in the provision for credit losses for the second quarter of 2018 compared to the second quarter of 2017 was due mostly to the second quarter of 2017 benefiting from a reduction in substandard and special mention loans that occurred during that quarter. The decrease in the provision for credit losses for the first six months of 2018 compared to the same period last year was due primarily to lower specific provisions for impaired loans for the first six months of 2018, attributable mostly to the exit of cash flow lending at the end of 2017.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Noninterest Income	2018	2018	2017	2018	2017
	(In thousands)
Service charges on deposit accounts	$4,265	$4,174	$3,510	$8,439	$7,268
Other commissions and fees	11,767	10,265	10,583	22,032	20,973
Leased equipment income	9,790	9,587	11,635	19,377	21,110
Gain on sale of loans and leases	106	4,569	649	4,675	1,361
Gain on sale of securities	253	6,311	1,651	6,564	1,552
Other income:
Dividends and gains on equity investments	1,992	251	1,587	2,243	2,932
Warrant income	1,225	248	815	1,473	970
Other	10,240	3,154	4,852	13,394	14,230
Total noninterest income	$39,638	$38,559	$35,282	$78,197	$70,396
Second Quarter of 2018 Compared to First Quarter of 2018
Noninterest income increased by $1.1 million to $39.6 million for the second quarter of 2018 compared to $38.6 million for the first quarter of 2018 due mainly to increases in all income categories except for the gain on sale of securities and the gain on sale of loans and leases, as sale activities were minimal in the second quarter. The $7.1 million increase in other income for the second quarter of 2018 was attributable primarily to $7.5 million of gains on early lease terminations.
Second Quarter of 2018 Compared to Second Quarter of 2017
Noninterest income increased by $4.4 million to $39.6 million for the second quarter of 2018 compared to $35.3 million for the second quarter of 2017 due mainly to higher other income of $5.4 million attributable primarily to a $6.8 million increase in gain on early lease terminations, offset partially by a lower foreign currency translation net gain of $1.1 million.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Noninterest income increased by $7.8 million to $78.2 million for the six months ended June 30, 2018 compared to $70.4 million for the six months ended June 30, 2017 due mostly to a higher gain on sale of securities of $5.0 million and a higher gain on sale of loans and leases of $3.3 million. The increase in gain on sale of securities was attributable to a net gain of $6.6 million on sales of $362.2 million of securities during the six months ended June 30, 2018 compared to a net gain of $1.6 million on sales of $84.5 million of securities during the six months ended June 30, 2017. The securities sold in 2018 include $299.9 million that were sold for a gain of $6.3 million in the first quarter of 2018 primarily for reinvestment in higher quality liquid assets, yield, and credit risk purposes. The increase in gain on sale of loans was attributable to a net gain of $4.7 million on sales of $638.6 million of loans and leases during the six months ended June 30, 2018 compared to a net gain of $1.4 million on sales of $82.4 million of loans and leases during the six months ended June 30, 2017. The loans and leases sold in 2018 include sales in the first quarter of 2018 of our largest nonaccrual loan for a $2.4 million gain and the settlement of our December 31, 2017 loans held for sale of $481.1 million for a $1.3 million gain.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Noninterest Expense	2018	2018	2017	2018	2017
	(In thousands)
Compensation	$69,913	$71,023	$65,288	$140,936	$130,168
Occupancy	13,575	13,223	11,811	26,798	23,419
Data processing	6,896	6,659	6,337	13,555	13,352
Other professional services	5,257	4,439	3,976	9,696	7,354
Insurance and assessments	5,330	5,727	4,856	11,057	9,647
Intangible asset amortization	5,587	6,346	3,065	11,933	6,129
Leased equipment depreciation	5,237	5,375	5,232	10,612	10,857
Foreclosed assets income, net	(61)	(122)	(157)	(183)	(14)
Acquisition, integration and reorganization costs	—	—	1,700	—	2,200
Loan expense	3,058	2,271	3,884	5,329	7,271
Other	11,657	12,454	11,715	24,111	23,868
Total noninterest expense	$126,449	$127,395	$117,707	$253,844	$234,251
Second Quarter of 2018 Compared to First Quarter of 2018
Noninterest expense decreased by $0.9 million to $126.4 million for the second quarter of 2018 compared to $127.4 million for the first quarter of 2018 due mainly to a $1.1 million decrease in compensation expense attributable primarily to lower payroll taxes.
Second Quarter of 2018 Compared to Second Quarter of 2017
Noninterest expense increased by $8.7 million to $126.4 million for the second quarter of 2018 compared to $117.7 million for the second quarter of 2017 due mostly to higher compensation expense of $4.6 million and higher occupancy expense of $1.8 million related to inclusion of the CUB operations since its October 2017 acquisition, and higher intangible asset amortization of $2.5 million attributable primarily to the intangible assets added from the CUB acquisition.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Noninterest expense increased by $19.6 million to $253.8 million for the six months ended June 30, 2018 compared to $234.3 million for the six months ended of 2017 due mostly to higher compensation expense of $10.8 million and higher occupancy expense of $3.4 million related to inclusion of the CUB operations since its October 2017 acquisition, and higher intangible asset amortization of $5.8 million attributable primarily to the intangible assets added from the CUB acquisition.
Income Taxes
The effective tax rate for the second quarter of 2018 was 26.8% compared to 27.7% for the first quarter of 2018 and 37.0% for the second quarter of 2017. The effective tax rate was 27.3% and 37.3% for the six months ended June 30, 2018 and 2017. The effective tax rate for the six months ended June 30, 2018, compared to that for the same period in 2017 was lower due to the enactment of the TCJA, which reduced the federal statutory corporate tax rate to 21% effective January 1, 2018 from 35% in 2017. The Company recorded the effects of the TCJA in its financial statements as of December 31, 2017. There were no changes recorded as of the second quarter of 2018 and the Company considers its accounting for the effects of the TCJA to be materially complete. However, the legislation remains subject to potential amendments, technical corrections and further guidance at both the federal and state levels. The Company's blended statutory tax rate for federal and state is 28.6%. The estimated effective tax rate for the full year 2018 is approximately 28%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	June 30, 2018			March 31, 2018			December 31, 2017
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$263,588	7%	3.2	$251,776	7%	3.3	$246,274	7%	3.0
Agency CMOs	554,891	14%	5.0	545,945	14%	4.8	275,709	7%	6.8
Private label CMOs	102,236	3%	4.8	116,245	3%	4.3	125,987	3%	5.1
Municipal securities	1,412,092	37%	7.3	1,403,586	37%	7.6	1,680,068	45%	7.3
Agency commercial MBS	1,097,216	28%	5.2	1,089,494	29%	5.4	1,163,969	31%	5.4
U.S. Treasury securities	262,341	7%	3.6	148,582	4%	3.7	—	—%	—
SBA securities	77,351	2%	3.4	148,264	4%	2.1	160,334	4%	2.0
Asset-backed securities	69,781	2%	2.2	79,734	2%	2.2	88,710	2%	3.0
Corporate debt securities	18,292	—%	11.3	18,360	—%	11.3	19,295	1%	11.8
Collateralized loan obligations	—	—%	—	—	—%	—	7,015	—%	0.3
Equity investments (1)	—	—%	—	—	—%	—	7,070	—%	—
Total securities available-
for-sale	$3,857,788	100%	5.6	$3,801,986	100%	5.7	$3,774,431	100%	6.0
____________________________
(1) In connection with our adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018, we reclassified $7.1 million of equity investments from securities available-for-sale to other assets in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated.
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	June 30, 2018
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$292,008	21%
New York	145,059	10%
Washington	144,772	10%
Texas	85,600	6%
Ohio	80,346	6%
Utah	64,484	5%
Oregon	62,856	5%
District of Columbia	61,210	4%
Florida	53,437	4%
Massachusetts	48,551	3%
Total of ten largest states	1,038,323	74%
All other states	373,769	26%
Total municipal securities	$1,412,092	100%

Loans and Leases Held for Investment
The following table presents the composition of our total loans and leases held for investment as of the dates indicated:

	June 30, 2018		March 31, 2018		December 31, 2017
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$611,029	4%	$687,876	4%	$843,653	5%
Hospitality	552,589	3%	551,621	3%	695,043	4%
SBA program	541,911	3%	543,413	3%	551,606	3%
Other commercial real estate	3,305,151	20%	3,250,096	21%	3,295,438	20%
Total commercial real estate	5,010,680	30%	5,033,006	31%	5,385,740	32%
Income producing residential	2,413,760	14%	2,266,820	14%	2,245,058	13%
Other residential real estate	141,935	1%	254,417	1%	221,836	1%
Total residential real estate	2,555,695	15%	2,521,237	15%	2,466,894	14%
Total real estate mortgage	7,566,375	45%	7,554,243	46%	7,852,634	46%
Real estate construction and land:
Commercial	831,462	5%	789,892	5%	769,075	5%
Residential	1,042,564	6%	887,110	5%	822,154	5%
Total real estate construction and land	1,874,026	11%	1,677,002	10%	1,591,229	10%
Total real estate	9,440,401	56%	9,231,245	56%	9,443,863	56%
Commercial:
Lender finance & timeshare	1,820,856	11%	1,638,036	10%	1,609,937	9%
Equipment finance	663,365	4%	646,252	4%	656,995	4%
Other asset-based	400,007	2%	383,929	2%	425,354	3%
Premium finance	300,072	2%	289,673	2%	232,664	1%
Total asset-based	3,184,300	19%	2,957,890	18%	2,924,950	17%
Expansion stage	1,009,700	6%	1,076,788	7%	953,199	6%
Equity fund loans	551,366	3%	409,270	2%	471,163	3%
Early stage	291,875	2%	262,904	2%	443,370	3%
Late stage	155,264	1%	171,681	1%	255,003	1%
Total venture capital	2,008,205	12%	1,920,643	12%	2,122,735	13%
Secured business loans	686,945	4%	704,864	4%	743,824	4%
Security monitoring	576,823	3%	576,378	4%	573,066	3%
Other lending	475,443	3%	480,593	3%	475,584	3%
Cash flow	134,396	1%	185,755	1%	278,920	2%
Total other commercial	1,873,607	11%	1,947,590	12%	2,071,394	12%
Total commercial	7,066,112	42%	6,826,123	42%	7,119,079	42%
Consumer	378,679	2%	397,917	2%	409,801	2%
Total loans and leases held for investment,
net of deferred fees (1)	$16,885,192	100%	$16,455,285	100%	$16,972,743	100%

_____________________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017.

The following table presents the geographic composition of our real estate loans held for investment by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	June 30, 2018		December 31, 2017
		% of		% of
Real Estate Loans by State	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$5,398,862	57%	$5,206,633	55%
New York	664,687	7%	697,012	7%
Florida	489,100	5%	505,043	5%
Texas	317,238	3%	343,799	4%
Arizona	273,164	3%	263,621	3%
Illinois	240,417	3%	163,662	3%
Virginia	208,208	2%	233,654	2%
Washington	206,552	2%	208,358	2%
Oregon	193,779	2%	152,849	2%
Pennsylvania	172,803	2%	224,669	2%
Total of 10 largest states	8,164,810	86%	7,999,300	85%
All other states	1,275,591	14%	1,444,563	15%
Total real estate loans held for investment	$9,440,401	100%	$9,443,863	100%
The following table presents a roll forward of the loan and lease portfolio held for investment for the periods indicated:

	Three Months Ended	Six Months Ended
Loans and Leases Held for Investment Roll Forward (1)	June 30, 2018	June 30, 2018
	(Dollars in thousands)
Balance, beginning of period	$16,455,285	$16,972,743
New production	1,256,559	2,001,477
Existing loans and leases:
Payoffs	(1,154,400)	(2,085,373)
Paydowns	(829,119)	(1,765,121)
Disbursements	1,203,940	1,951,316
Sales	(27,779)	(158,403)
Transfers to foreclosed assets	(1,059)	(1,059)
Charge-offs	(18,235)	(30,388)
Balance, end of period	$16,885,192	$16,885,192

Weighted average rate on new production (2)	5.00%	5.13%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	The weighted average rate on new production presents contractual rates and does not include amortized fees. Amortized fees added approximately 31 basis points to loan yields in 2018.

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
The allowance for loan and lease losses has a general reserve component for unimpaired loans and leases and a specific reserve component for impaired loans and leases.
A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We assess our loans and leases for impairment on an ongoing basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure impairment of a loan or lease based upon the fair value of the underlying collateral if the loan or lease is collateral-dependent or the present value of cash flows, discounted at the effective interest rate, if the loan or lease is not collateral-dependent. To the extent a loan or lease balance exceeds the estimated collectable value, a specific reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent. Impaired loans and leases with outstanding balances less than or equal to $250,000 may not be individually assessed for impairment but are assessed with reserves based on the average loss severity on historical impaired loans with similar risk characteristics.
Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors which are applied to our population of unimpaired loans and leases to estimate our general reserves. The quantitative loss factors consider the likelihood of loans defaulting based on the historical degree that similar loans defaulted and the degree of credit losses based on the historical average degree of loss experienced for these similar loans and leases pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current collateral values and performance trends, and the loan portfolio's current composition and credit performance trends. As noted in " - Critical Accounting Policies and Estimates - Allowance for Loan and Lease Losses," we changed our methodology for calculating the ALLL in the second quarter of 2018. See that section for details regarding this change.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Allowance for Credit Losses Data (1)	2018	2018	2017	2017
	(Dollars in thousands)
Allowance for loan and lease losses	$132,139	$134,275	$133,012	$138,879
Reserve for unfunded loan commitments	35,361	32,861	28,635	20,263
Total allowance for credit losses	$167,500	$167,136	$161,647	$159,142

Allowance for credit losses to loans and leases held for investment	0.99%	1.02%	0.96%	1.03%
Allowance for credit losses to nonaccrual loans and leases held for investment	147.3%	161.1%	103.8%	92.2%
____________________________________________

(1)	Amounts and ratios related to 2018 periods are for total loans and leases. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases.

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Roll Forward (1)	2018	2018	2017	2018	2017
	(Dollars in thousands)
Balance, beginning of period (2)	$167,136	$168,091	$167,589	$168,091	$161,278
Provision for credit losses:
Addition to (reduction in) allowance for
loan and lease losses	15,000	(226)	10,000	14,774	34,260
Addition to reserve for unfunded loan commitments	2,500	4,226	2,500	6,726	2,740
Total provision for credit losses	17,500	4,000	12,500	21,500	37,000
Loans and leases charged off:
Real estate mortgage	(4,747)	(2,597)	(142)	(7,344)	(1,686)
Real estate construction and land	—	—	—	—	—
Commercial	(13,424)	(9,525)	(22,696)	(22,949)	(41,981)
Consumer	(64)	(31)	(113)	(95)	(212)
Total loans and leases charged off	(18,235)	(12,153)	(22,951)	(30,388)	(43,879)
Recoveries on loans charged off:
Real estate mortgage	119	1,657	20	1,776	250
Real estate construction and land	18	9	9	27	17
Commercial	912	5,487	1,953	6,399	4,401
Consumer	50	45	22	95	75
Total recoveries on loans charged off	1,099	7,198	2,004	8,297	4,743
Net charge-offs	(17,136)	(4,955)	(20,947)	(22,091)	(39,136)
Balance, end of period	$167,500	$167,136	$159,142	$167,500	$159,142

Annualized net charge-offs to average loans and leases	0.41%	0.12%	0.54%	0.27%	0.52%
_________________________________________

(1)	Amounts and ratio related to 2018 periods are for total loans and leases. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases.
(2) The allowance for credit losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance for the three months ended March 31, 2018 and six months ended June 30, 2018.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Charge-offs (1)	2018	2018	2017	2018	2017
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	—	—	—	692
SBA program	111	2,015	124	2,126	954
Other commercial real estate	4,492	521	—	5,013	22
Total commercial real estate	4,603	2,536	124	7,139	1,668
Income producing residential	144	—	—	144	—
Other residential real estate	—	61	18	61	18
Total residential real estate	144	61	18	205	18
Total real estate mortgage	4,747	2,597	142	7,344	1,686
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—
Commercial:
Lender finance & timeshare	—	8	—	8	—
Equipment finance	2,934	—	19	2,934	19
Other asset-based	—	360	—	360	—
Premium finance	—	—	—	—	—
Total asset-based	2,934	368	19	3,302	19
Expansion stage	2,195	2,474	4,546	4,669	6,045
Early stage	3,888	(167)	6,434	3,721	10,712
Equity fund loans	—	—	—	—	—
Late stage	—	—	—	—	—
Total venture capital	6,083	2,307	10,980	8,390	16,757
Security monitoring	—	—	—	—	—
Secured business loans	88	465	99	553	498
Other lending	78	686	280	764	926
Cash flow	4,241	5,699	11,318	9,940	23,781
Total other commercial	4,407	6,850	11,697	11,257	25,205
Total commercial	13,424	9,525	22,696	22,949	41,981
Consumer	64	31	113	95	212
Total charge-offs	$18,235	$12,153	$22,951	$30,388	$43,879
_______________________________________________
(1) Charge-offs related to 2018 periods are for total loans and leases. Charge-offs related to 2017 periods are for Non-PCI loans and leases.

Gross charge-offs were $18.2 million for the second quarter of 2018 and included $6.1 million for venture capital loans, $4.6 million for commercial real estate mortgage loans, $4.4 million for other commercial loans, and $2.9 million for asset-based loans. Four loans accounted for $14.2 million or 78 percent of the gross charge-offs for the second quarter of 2018. This compares to gross charge-offs of $12.2 million for the first quarter of 2018 which included $6.9 million for other commercial loans, $2.5 million for commercial real estate mortgage loans, and $2.3 million for venture capital loans.

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Recoveries (1)	2018	2018	2017	2018	2017
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	—	—	—	—
SBA program	19	256	19	275	31
Other commercial real estate	—	162	—	162	—
Total commercial real estate	19	418	19	437	31
Income producing residential	—	1,208	—	1,208	—
Other residential real estate	100	31	1	131	219
Total residential real estate	100	1,239	1	1,339	219
Total real estate mortgage	119	1,657	20	1,776	250
Real estate construction and land:
Commercial	11	9	9	20	17
Residential	7	—	—	7	—
Total real estate construction and land	18	9	9	27	17
Commercial:
Lender finance & timeshare	1	—	—	1	—
Equipment finance	—	90	15	90	1,985
Other asset-based	69	50	—	119	—
Premium finance	—	—	—	—	—
Total asset-based	70	140	15	210	1,985
Expansion stage	(9)	4,420	287	4,411	493
Early stage	65	216	964	281	964
Equity fund loans	—	—	—	—	—
Late stage	—	—	—	—	—
Total venture capital	56	4,636	1,251	4,692	1,457
Security monitoring	—	—	—	—	—
Secured business loans	241	152	420	393	559
Other lending	545	559	267	1,104	400
Cash flow	—	—	—	—	—
Total other commercial	786	711	687	1,497	959
Total commercial	912	5,487	1,953	6,399	4,401
Consumer	50	45	22	95	75
Total recoveries	$1,099	$7,198	$2,004	$8,297	$4,743
___________________________________________

(1)	Recoveries related to 2018 periods are for total loans and leases. Recoveries related to 2017 periods are for Non-PCI loans and leases.

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	June 30, 2018		March 31, 2018		December 31, 2017
		% of		% of		% of
Deposit Category	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$8,126,153	45%	$8,232,140	46%	$8,508,044	45%
Interest checking deposits	2,184,785	12%	2,076,152	11%	2,226,885	12%
Money market deposits	4,631,658	26%	4,676,734	26%	4,511,730	24%
Savings deposits	643,642	4%	676,503	4%	690,353	4%
Total core deposits	15,586,238	87%	15,661,529	87%	15,937,012	85%
Non-core non-maturity deposits	607,388	3%	585,399	3%	863,202	4%
Total non-maturity deposits	16,193,626	90%	16,246,928	90%	16,800,214	89%
Time deposits $250,000 and under	1,394,117	8%	1,482,118	8%	1,709,980	9%
Time deposits over $250,000	341,449	2%	349,742	2%	355,342	2%
Total time deposits	1,735,566	10%	1,831,860	10%	2,065,322	11%
Total deposits	$17,929,192	100%	$18,078,788	100%	$18,865,536	100%
Total deposits decreased by $149.6 million during the second quarter to $17.9 billion, due mainly to a decrease in core deposits of $75.3 million and a decrease in time deposits of $96.3 million, offset partially by an increase in non-core non-maturity deposits of $22.0 million. At June 30, 2018, core deposits totaled $15.6 billion, or 87% of total deposits, including $8.1 billion of noninterest-bearing demand deposits, or 45% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
June 30, 2018	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$490,564	$184,022	$674,586
Due in over three months through six months	436,715	99,031	535,746
Due in over six months through twelve months	365,342	40,315	405,657
Due in over 12 months through 24 months	73,850	14,643	88,493
Due in over 24 months	27,646	3,438	31,084
Total	$1,394,117	$341,449	$1,735,566
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At June 30, 2018, total off-balance sheet client investment funds were $2.4 billion, of which $1.7 billion was managed by S1AM. At December 31, 2017, total off-balance sheet client investment funds were $2.1 billion, of which $1.7 billion was managed by S1AM.

Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents nonperforming assets, performing TDRs, and classified loans and leases information as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2018	2018	2017	2017
	(Dollars in thousands)
Nonaccrual loans and leases held for investment (1)(2)	$113,745	$103,725	157,545	$174,556
Accruing loans contractually past due 90 days or more	—	500	—	—
Foreclosed assets, net	2,231	1,236	1,329	13,278
Total nonperforming assets	$115,976	$105,461	$158,874	$187,834

Performing TDRs held for investment (3)	$58,148	$60,173	$56,838	$55,910
Classified loans and leases held for investment (2)(3)	$236,292	$208,042	$278,045	$339,977
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.67%	0.63%	0.93%	1.12%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.69%	0.64%	0.94%	1.21%
Classified loans and leases held for investment
to loans and leases held for investment (2)	1.40%	1.26%	1.65%	2.20%
_______________________________________

(1)	Amounts are for total loans and leases.

(2)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017 and June 30, 2017.

(3)	Amounts and ratios related to 2018 periods are for total loans and leases. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases.
Nonperforming assets include nonaccrual loans and leases held for investment and foreclosed assets and totaled $116.0 million at June 30, 2018 compared to $105.5 million at March 31, 2018. The ratio of nonperforming assets to loans and leases held for investment and foreclosed assets increased to 0.69% at June 30, 2018 from 0.64% at March 31, 2018.
Nonaccrual Loans and Leases Held for Investment
During the second quarter of 2018, nonaccrual loan and leases held for investment increased by $10.0 million to $113.7 million at June 30, 2018 due mainly to nonaccrual additions of $52.3 million, offset partially by $18.1 million in charge-offs and $24.2 million in principal payments and other reductions. The increase in nonaccrual loans and leases by loan category was attributable to a $14.0 million increase in nonaccrual commercial real estate mortgage loans and a $10.5 million increase in nonaccrual residential construction loans, offset partially by a $15.7 million decrease in other commercial loans. As of June 30, 2018, the Company's ten largest loan relationships on nonaccrual status had an aggregate carrying value of $81.5 million and represented 71.6% of total nonaccrual loans and leases.

The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	June 30, 2018		March 31, 2018		30 - 89 Days Past Due
		% of		% of	June 30,	March 31,
		Loan		Loan	2018	2018
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$33,105	0.7%	$19,116	0.4%	$2,620	$23,505
Residential	3,527	0.1%	5,225	0.2%	2,983	708
Total real estate mortgage	36,632	0.5%	24,341	0.3%	5,603	24,213
Real estate construction and land:
Residential	10,450	1.0%	—	—%	5,969	2,605
Total real estate construction and land	10,450	0.6%	—	—%	5,969	2,605
Commercial:
Asset-based	29,677	0.9%	32,838	1.1%	—	—
Venture capital	27,940	1.4%	21,861	1.1%	—	—
Other commercial	8,782	0.5%	24,434	1.3%	230	663
Total commercial	66,399	0.9%	79,133	1.2%	230	663
Consumer	264	0.1%	251	0.1%	75	1,000
Total held for investment	$113,745	0.7%	$103,725	0.6%	$11,877	$28,481

Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Property Type	2018	2018	2017	2017
	(In thousands)
Construction and land development	$219	$219	$219	$11,443
Multi-family	1,059	—	—	—
Commercial real estate	—	64	64	65
Single family residence	953	953	1,019	1,018
Total OREO, net	2,231	1,236	1,302	12,526
Other foreclosed assets	—	—	27	752
Total foreclosed assets	$2,231	$1,236	$1,329	$13,278
During the second quarter of 2018, foreclosed assets increased by $1.0 million to $2.2 million at June 30, 2018 due primarily to additions of $1.1 million, offset partially by reductions related to sales of $0.1 million.

Performing TDRs Held for Investment
During the second quarter of 2018, performing TDRs held for investment decreased by $2.0 million to $58.1 million at June 30, 2018 due mainly to $2.0 million in payoffs and other reductions. At June 30, 2018, the composition of our performing TDRS included $50.5 million in real estate mortgage loans, $5.5 million in real estate construction and land loans, $2.0 million in commercial loans, and $0.1 million in consumer loans that were accruing interest under the terms of the restructurings.
The majority of the number of performing TDRS were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2018	2018	2017	2017
	(In thousands)
Pass	$16,142,052	$15,832,127	$16,334,134	$14,848,167
Special mention	506,848	415,116	302,168	282,887
Classified	236,292	208,042	278,405	339,977
Total loans and leases held for investment, net of deferred fees (1)(2)	$16,885,192	$16,455,285	$16,914,707	$15,471,031
______________________________________
(1) Amounts related to 2018 periods are for total loans and leases. Amounts related to 2017 periods are for Non-PCI loans and leases.
(2) Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017 and June 30, 2017.
During the second quarter of 2018, classified loans and leases held for investment increased by $28.3 million to $236.3 million at June 30, 2018 as loans newly graded classified exceeded the amount of loans that were classified at March 31, 2018 that had paid down, paid off, charged off, or otherwise migrated out of the classified category. The increase in classified loans and leases by loan category was attributable to a $26.4 million increase in classified commercial real estate mortgage loans, a $22.9 million increase in classified venture capital loans, and a $10.5 million increase in classified residential construction loans, offset partially by a $16.0 million decrease in classified other commercial loans and a $14.5 million decrease in classified asset-based loans.
During the second quarter of 2018, special mention loans and leases increased by $91.7 million to $506.8 million at June 30, 2018 as loans newly graded special mention exceeded the amount of loans that were special mention at March 31, 2018 that had paid down, paid off, or otherwise migrated out of the special mention category. The increase in special mention loans and leases by loan category was attributable to an $84.5 million increase in special mention commercial real estate mortgage loans, a $22.9 million increase in special mention other commercial loans, and a $12.7 million increase in special mention asset-based loans, offset partially by a $24.8 million decrease in special mention venture capital loans.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At June 30, 2018, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At June 30, 2018, such disallowed amounts were $81,000 for the Company and $42,000 for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2018, the Company and Bank were in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.
The following table presents a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
June 30, 2018
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.33%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.61%	4.50%	6.375%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.61%	6.00%	7.875%	N/A	8.50%
Total capital (to risk weighted assets)	13.51%	8.00%	9.875%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.11%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.40%	4.50%	6.375%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.40%	6.00%	7.875%	8.00%	8.50%
Total capital (to risk weighted assets)	12.21%	8.00%	9.875%	10.00%	10.50%

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2017
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.66%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.91%	4.50%	5.750%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.91%	6.00%	7.250%	N/A	8.50%
Total capital (to risk weighted assets)	13.75%	8.00%	9.250%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.75%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.91%	4.50%	5.750%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.91%	6.00%	7.250%	8.00%	8.50%
Total capital (to risk weighted assets)	12.69%	8.00%	9.250%	10.00%	10.50%
_______________________________________

(1)
Ratios for June 30, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018; ratios for December 31, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017. The capital conservation buffer increases by 0.625% each year through 2019.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $451.9 million at June 30, 2018. At June 30, 2018, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $438.3 million were included in Tier II capital.
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
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions, and unpledged securities available-for-sale, which we refer to as our primary liquidity. We also maintain available borrowing capacity under secured borrowing lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity.
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB as of June 30, 2018 of $3.5 billion, collateralized by a blanket lien on $5.0 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $1.3 billion as of June 30, 2018 collateralized by liens on $1.7 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $146.0 million with the FHLB and $75.0 million with correspondent banks. As of June 30, 2018, there was a $146.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2018, the Bank had $96.0 million of borrowings outstanding through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	June 30,	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2018	2018	2017
	(Dollars in thousands)
Cash and due from banks	$245,998	$235,061	$233,215
Interest-earning deposits in financial institutions	205,567	312,735	165,222
Securities available-for-sale	3,857,788	3,801,986	3,774,431
Less: pledged securities	(433,160)	(433,337)	(449,187)
Total primary liquidity	$3,876,193	$3,916,445	$3,723,681

Ratio of primary liquidity to total deposits	21.6%	21.7%	19.7%

Secondary Liquidity - Off-Balance Sheet	June 30,	March 31,	December 31,
Available Secured Borrowing Capacity	2018	2018	2017
	(In thousands)
Secured borrowing capacity with the FHLB	$3,504,393	$3,919,613	$3,789,949
Less: secured advances outstanding	(945,000)	(340,000)	(332,000)
Net secured borrowing capacity with the FHLB	2,559,393	3,579,613	3,457,949
Secured borrowing capacity with the FRBSF	1,253,347	1,670,180	1,766,188
Total secondary liquidity	$3,812,740	$5,249,793	$5,224,137

The Company's primary liquidity decreased by $40.3 million during the three months ended June 30, 2018 due primarily to a $107.2 million decrease in interest-earning deposits in financial institutions, offset partially by a $55.8 million increase in securities available-for-sale and a $10.9 million increase in cash and due from banks. The Company's secondary liquidity decreased by $1.4 billion during the second quarter of 2018 due to a $605.0 million increase in the amount borrowed from the secured borrowing line with the FHLB, a $415.2 million decrease in the borrowing capacity on the secured borrowing line with the FHLB, and a $416.8 million decrease in the borrowing capacity on the secured credit line with the FRBSF. The decrease in the borrowing capacity at the FHLB in the second quarter was primarily due to the semi-annual collateral review process following the acquisition of CUB, while the decrease in the borrowing capacity at the FRBSF was primarily due to a reduction of loan collateral resulting from loans sold in late 2017.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At June 30, 2018, core deposits totaled $15.6 billion and represented 87% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if corporate customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available off-balance sheet liquidity.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2018, brokered deposits totaled $1.2 billion, consisting of $576.5 million of brokered time deposits, $579.6 million of non-maturity brokered accounts, and $5.1 million of other brokered deposits. At December 31, 2017, brokered deposits totaled $1.6 billion, consisting of $732.2 million of brokered time deposits, $835.6 million of non-maturity brokered accounts, and $7.5 million of other brokered deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2018, we were in compliance with all of our established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three and six months ended June 30, 2018, PacWest received $181.0 million and $449.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $645.0 million at June 30, 2018, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At June 30, 2018, PacWest had $225.8 million in cash and due from banks, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program, which terminates on February 28, 2019. See "- Recent Events - Stock Repurchase Program" for additional information.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	June 30, 2018
	Due	Due in	Due in	Due
	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits (1)	$1,615,989	$10,610	$18,967	$—	$1,645,566
Short-term borrowings	1,187,000	—	—	—	1,187,000
Long-term debt obligations (1)	167	59	—	541,885	542,111
Contractual interest (2)	7,051	991	494	—	8,536
Operating lease obligations	33,306	57,254	38,002	29,036	157,598
Other contractual obligations	45,024	48,946	10,621	38,054	142,645
Total	$2,888,537	$117,860	$68,084	$608,975	$3,683,456
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded. At June 30, 2018, our loan commitments, including standby letters of credit, totaled $6.7 billion. The commitments, a portion of which result in funded loans, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 10. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the cross currency swaps that hedge those exposures. As of June 30, 2018, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $45.1 million and $30.1 million, and the U.S. Dollar notional amounts of cross currency swaps outstanding to hedge these foreign currency exposures were $48.0 million and $29.2 million. We recognized foreign currency translation net gains of $0.1 million and $0.3 million for the six months ended June 30, 2018 and 2017.
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
We evaluated the results of our NII simulation model and MVE model prepared as of June 30, 2018, the results of which are presented below. Our NII simulation indicates that our balance sheet is asset-sensitive, while our MVE model indicates that our balance sheet had a slightly liability-sensitive profile. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2018. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at June 30, 2018. In order to arrive at the base case, we extend our balance sheet at June 30, 2018 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2018. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the substantial majority of our loans are variable rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of June 30, 2018 assumes interest-bearing deposits reprice at 46% of the change in market rates (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet and forward yield curve as the base scenario, with immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
June 30, 2018	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,126.9	10.6%	5.35%	0.52%
Up 200 basis points	$1,093.4	7.3%	5.19%	0.36%
Up 100 basis points	$1,058.5	3.9%	5.02%	0.19%
BASE CASE	$1,018.8	—	4.83%	—
Down 100 basis points	$976.1	(4.2)%	4.63%	(0.20)%
Down 200 basis points	$932.4	(8.5)%	4.42%	(0.41)%
Down 300 basis points	$912.8	(10.4)%	4.33%	(0.50)%
Total base case year 1 tax equivalent NII was $1.02 billion at June 30, 2018 compared to $1.03 billion at March 31, 2018. The $8.5 million decrease in year 1 tax equivalent NII was attributable to higher interest expense from increased borrowings required to fund asset growth during the second quarter of 2018.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates, and the least favorable alternate rate vector that we model is the “Bull Steepener,” when short-term rates fall faster than long-term rates. In the “Bear Flattener” scenario, Year 1 NII increases by 2.1%, and in the “Bull Steepener” scenario, Year 1 NII decreases by 3.4%.
Of the $16.9 billion of total loans in the portfolio, $10.8 billion have variable interest rate terms (excluding hybrid loans discussed below). At June 30, 2018, $10.6 billion of these variable-rate loans have a loan rate higher than their floor rate, which allows them to reprice at their next reprice date upon a change in their index. Approximately 56% of the total variable-rate loans have a LIBOR index rate. Of the $189 million of loans with rates below their floor rates at June 30, 2018, $87 million (46.2%) will rise above their floor rates with a 100 basis point increase in market rates.
Additionally, approximately $2.8 billion of variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $283 million, $577 million, and $851 million in the next one, two, and three years.

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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off‑balance sheet items existing at June 30, 2018.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
June 30, 2018	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$5,956.1	$(50.1)	(0.8)%	24.3%	124.7%
Up 200 basis points	$5,977.7	$(28.5)	(0.5)%	24.4%	125.1%
Up 100 basis points	$5,993.2	$(13.0)	(0.2)%	24.4%	125.4%
BASE CASE	$6,006.2	$—	—%	24.5%	125.7%
Down 100 basis points	$5,999.7	$(6.5)	(0.1)%	24.5%	125.6%
Down 200 basis points	$5,979.9	$(26.3)	(0.4)%	24.4%	125.2%
Down 300 basis points	$5,812.8	$(193.4)	(3.2)%	23.7%	121.7%
Total base case projected market value of equity was $6.0 billion at June 30, 2018 compared to $6.3 billion at March 31, 2018. The projected market value of equity decreased by $245 million while our overall MVE sensitivity profile has remained relatively unchanged. The decrease in base case market value of equity was due primarily to: (1) a $223 million decrease in the mark-to-market adjustment for loans and leases resulting from higher credit spreads used for the loan value calculation, and (2) a $90 million decrease in the book value of stockholders' equity due mainly to $122.0 million of stock repurchases under the Stock Repurchase Program, offset partially by (3) a $68 million decrease in the mark-to-market adjustment for total deposits due to the overall increase in the level of market interest rates at June 30, 2018.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the second quarter of 2018:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
			as Part of	That May Yet
		Average	Publicly	Be Purchased
	Total Number of	Price Paid	Announced	Under the
Purchase Dates	Shares Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
April 1, 2018 - April 30, 2018	63	$50.98	—	$296,727
May 1, 2018 - May 31, 2018	1,004,873	$53.80	923,764	$246,993
June 1, 2018 - June 30, 2018	1,363,117	$53.03	1,363,117	$174,703
Total	2,368,053	$53.36	2,286,881
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2018, March 31, 2018, December 31, 2017, and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018, March 31, 2018, December 31, 2017, and six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) the Notes to Condensed Consolidated Financial Statements (Filed herewith).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	August 7, 2018	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Accounting Officer