Form 10-Q
period 2018-09-30
PACWEST BANCORP
filed 2018-11-07
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of October 31, 2018, there were 121,770,415 shares of the registrant's common stock outstanding, excluding 1,487,013 shares of unvested restricted stock.

PACWEST BANCORP
SEPTEMBER 30, 2018 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFX	American Financial Exchange	FRBSF	Federal Reserve Bank of San Francisco
ALM	Asset Liability Management	IPO	Initial Public Offering
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	LIHTC	Low Income Housing Tax Credit
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013.	MBS	Mortgage-Backed Securities
BHCA	Bank Holding Company Act of 1956, as amended	MVE	Market Value of Equity
BOLI	Bank Owned Life Insurance	NII	Net Interest Income
C&I	Commercial and Industrial	NIM	Net Interest Margin
CDI	Core Deposit Intangible Assets	Non-PCI	Non-Purchased Credit Impaired
CECL	Current Expected Credit Loss	NSF	Non-Sufficient Funds
CET1	Common Equity Tier 1	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PD/LGD	Probability of Default/Loss Given Default
CRA	Community Reinvestment Act	PCI	Purchased Credit Impaired
CRI	Customer Relationship Intangible Assets	PRSUs	Performance-Based Restricted Stock Units
CUB	CU Bancorp (a company acquired on October 20, 2017)	S1AM	Square 1 Asset Management, Inc.
CU Bank	California United Bank (a wholly-owned subsidiary of CUB)	SBA	Small Business Administration
DBO	California Department of Business Oversight	SEC	Securities and Exchange Commission
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income adjusted for tax equivalent adjustments related to tax-exempt interest on certain loans and municipal securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent NIM	NIM adjusted for tax equivalent adjustments related to tax-exempt interest on certain loans and municipal securities
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		TCJA	Tax Cuts and Jobs Act
El Dorado	El Dorado Savings Bank, F.S.B.	TDRs	Troubled Debt Restructurings
FASB	Financial Accounting Standards Board	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco	VIE	Variable Interest Entity
FRB	Board of Governors of the Federal Reserve System

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$196,502	$233,215
Interest-earning deposits in financial institutions	185,284	165,222
Total cash, cash equivalents, and restricted cash	381,786	398,437
Securities available-for-sale, at fair value	3,820,333	3,774,431
Federal Home Loan Bank stock, at cost	31,077	20,790
Total investment securities	3,851,410	3,795,221
Loans held for sale, at lower of cost or fair value	—	481,100
Gross loans and leases held for investment	17,295,589	17,032,221
Deferred fees, net	(65,443)	(59,478)
Allowance for loan and lease losses	(141,920)	(139,456)
Total loans and leases held for investment, net	17,088,226	16,833,287
Equipment leased to others under operating leases	275,707	284,631
Premises and equipment, net	34,012	31,852
Foreclosed assets, net	4,407	1,329
Deferred tax asset, net	41,280	—
Goodwill	2,548,670	2,548,670
Core deposit and customer relationship intangibles, net	62,106	79,626
Other assets	494,522	540,723
Total assets	$24,782,126	$24,994,876

LIABILITIES:
Noninterest-bearing deposits	$7,834,480	$8,508,044
Interest-bearing deposits	10,045,063	10,357,492
Total deposits	17,879,543	18,865,536
Borrowings	1,513,166	467,342
Subordinated debentures	452,944	462,437
Accrued interest payable and other liabilities	194,788	221,963
Total liabilities	20,040,441	20,017,278

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at September 30, 2018 and
December 31, 2017; 125,132,237 and 130,491,108 shares issued, respectively, includes
1,529,273 and 1,436,120 shares of unvested restricted stock, respectively)	1,251	1,305
Additional paid-in capital	3,789,893	4,287,487
Retained earnings	1,067,633	723,471
Treasury stock, at cost (1,848,787 and 1,708,230 shares at September 30, 2018 and December 31, 2017)	(73,238)	(65,836)
Accumulated other comprehensive (loss) income, net	(43,854)	31,171
Total stockholders' equity	4,741,685	4,977,598
Total liabilities and stockholders' equity	$24,782,126	$24,994,876
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$264,062	$260,300	$235,666	$775,447	$694,462
Investment securities	28,061	27,730	24,762	81,929	72,490
Deposits in financial institutions	519	484	538	1,555	967
Total interest income	292,642	288,514	260,966	858,931	767,919
Interest expense:
Deposits	21,121	16,367	13,071	51,306	31,653
Borrowings	3,814	2,649	188	7,383	2,272
Subordinated debentures	7,390	7,166	6,017	21,093	17,379
Total interest expense	32,325	26,182	19,276	79,782	51,304
Net interest income	260,317	262,332	241,690	779,149	716,615
Provision for credit losses	11,500	17,500	15,119	33,000	51,346
Net interest income after provision for credit losses	248,817	244,832	226,571	746,149	665,269
Noninterest income:
Service charges on deposit accounts	3,979	4,265	3,465	12,418	10,733
Other commissions and fees	12,397	11,767	9,944	34,429	30,917
Leased equipment income	9,120	9,790	8,332	28,497	29,442
Gain on sale of loans and leases	—	106	2,848	4,675	4,209
Gain on sale of securities	826	253	1,236	7,390	2,788
Other income	10,590	13,457	5,557	27,700	23,689
Total noninterest income	36,912	39,638	31,382	115,109	101,778
Noninterest expense:
Compensation	72,333	69,913	64,413	213,269	194,581
Occupancy	13,069	13,575	12,729	39,867	36,148
Data processing	6,740	6,896	6,459	20,295	19,811
Other professional services	6,058	5,257	4,213	15,754	11,567
Insurance and assessments	5,446	5,330	4,702	16,503	14,349
Intangible asset amortization	5,587	5,587	3,049	17,520	9,178
Leased equipment depreciation	5,001	5,237	4,862	15,613	15,719
Foreclosed assets (income) expense, net	(257)	(61)	2,191	(440)	2,177
Acquisition, integration and reorganization costs	800	—	1,450	800	3,650
Loan expense	2,249	3,058	3,421	7,578	10,692
Other expense	11,127	11,657	11,053	35,238	34,921
Total noninterest expense	128,153	126,449	118,542	381,997	352,793
Earnings before income taxes	157,576	158,021	139,411	479,261	414,254
Income tax expense	(41,289)	(42,286)	(37,945)	(128,963)	(140,473)
Net earnings	$116,287	$115,735	$101,466	$350,298	$273,781

Earnings per share:
Basic	$0.94	$0.92	$0.84	$2.79	$2.26
Diluted	$0.94	$0.92	$0.84	$2.79	$2.26

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
	(Unaudited)
	(In thousands)
Net earnings	$116,287	$115,735	$101,466	$350,298	$273,781
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains on securities
available-for-sale arising during the period	(29,267)	(14,325)	7,812	(106,261)	49,336
Income tax benefit (expense) related to net unrealized
holding (losses) gains arising during the period	8,344	4,102	(3,198)	30,377	(20,055)
Unrealized net holding (losses) gains on securities
available-for-sale, net of tax	(20,923)	(10,223)	4,614	(75,884)	29,281
Reclassification adjustment for net (gains) losses
included in net earnings (1)	(826)	(253)	(1,236)	(7,390)	(2,788)
Income tax expense (benefit) related to reclassification
adjustment	235	72	506	2,113	1,138
Reclassification adjustment for net (gains) losses
included in net earnings, net of tax	(591)	(181)	(730)	(5,277)	(1,650)
Other comprehensive (loss) income, net of tax	(21,514)	(10,404)	3,884	(81,161)	27,631
Comprehensive income	$94,773	$105,331	$105,350	$269,137	$301,412
___________________________________

(1)	Entire amounts are recognized in "Gain (loss) on sale of securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2018
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2017	128,782,878	$1,305	$4,287,487	$723,471	$(65,836)	$31,171	$4,977,598
Cumulative effects of changes in
accounting principles (1)	—	—	—	(6,136)	—	6,136	—
Net earnings	—	—	—	118,276	—	—	118,276
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(49,243)	(49,243)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	96,034	1	7,198	—	—	—	7,199
Restricted stock surrendered	(55,186)	—	—	—	(2,858)	—	(2,858)
Common stock repurchased under
Stock Repurchase Program	(2,285,855)	(23)	(119,770)	—	—	—	(119,793)
Cash dividends paid:
Common stock, $0.50/share	—	—	(63,689)	—	—	—	(63,689)
Balance, March 31, 2018	126,537,871	1,283	4,111,226	835,611	(68,694)	(11,936)	4,867,490
Net earnings	—	—	—	115,735	—	—	115,735
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(10,404)	(10,404)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	398,132	4	7,542	—	—	—	7,546
Restricted stock surrendered	(81,172)	—	—	—	(4,332)	—	(4,332)
Common stock repurchased under
Stock Repurchase Program	(2,286,881)	(23)	(122,001)	—	—	—	(122,024)
Cash dividends paid:
Common stock, $0.60/share	—	—	(76,052)	—	—	—	(76,052)
Balance, June 30, 2018	124,567,950	1,264	3,920,715	951,346	(73,026)	(22,340)	4,777,959
Net earnings	—	—	—	116,287	—	—	116,287
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(21,514)	(21,514)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	(3,803)	—	8,137	—	—	—	8,137
Restricted stock surrendered	(4,199)	—	—	—	(212)	—	(212)
Common stock repurchased under
Stock Repurchase Program	(1,276,498)	(13)	(64,564)	—	—	—	(64,577)
Cash dividends paid:
Common stock, $0.60/share	—	—	(74,395)	—	—	—	(74,395)
Balance, September 30, 2018	123,283,450	$1,251	$3,789,893	$1,067,633	$(73,238)	$(43,854)	$4,741,685
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

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2017
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2016	121,283,669	$1,228	$4,162,132	$366,073	$(56,360)	$5,982	$4,479,055
Cumulative effect of change in
accounting principle (1)	—	—	711	(420)	—	—	291
Net earnings	—	—	—	78,668	—	—	78,668
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	6,736	6,736
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	165,648	2	6,468	—	—	—	6,470
Restricted stock surrendered	(41,184)	—	—	—	(2,281)	—	(2,281)
Cash dividends paid:
Common stock, $0.50/share	—	—	(60,833)	—	—	—	(60,833)
Balance, March 31, 2017	121,408,133	1,230	4,108,478	444,321	(58,641)	12,718	4,508,106
Net earnings	—	—	—	93,647	—	—	93,647
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	17,011	17,011
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	147,850	1	7,248	—	—	—	7,249
Restricted stock surrendered	(107,662)	—	—	—	(5,277)	—	(5,277)
Cash dividends paid:
Common stock, $0.50/share	—	—	(60,831)	—	—	—	(60,831)
Balance, June 30, 2017	121,448,321	1,231	4,054,895	537,968	(63,918)	29,729	4,559,905
Net earnings	—	—	—	101,466	—	—	101,466
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	3,884	3,884
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	6,365	—	6,479	—	—	—	6,479
Restricted stock surrendered	(4,892)	—	—	—	(235)	—	(235)
Cash dividends paid:
Common stock, $0.50/share	—	—	(60,831)	—	—	—	(60,831)
Balance, September 30, 2017	121,449,794	$1,231	$4,000,543	$639,434	$(64,153)	$33,613	$4,610,668
________________________

(1)	Impact due to adoption on January 1, 2017 of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$350,298	$273,781
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,788	23,798
Amortization of net premiums on securities available-for-sale	19,489	30,238
Amortization of intangible assets	17,520	9,178
Provision for credit losses	33,000	51,346
Loss (gain) on sale of foreclosed assets	35	(282)
Provision for losses on foreclosed assets	65	2,138
Gain on sale of loans and leases	(4,675)	(4,209)
Gain on sale of premises and equipment	(13)	(388)
Gain on sale of securities	(7,390)	(2,788)
Gain on BOLI death benefit	(437)	(1,050)
Unrealized loss (gain) on derivatives and foreign currencies, net	76	(449)
Earned stock compensation	22,882	20,198
(Increase) decrease in deferred income taxes, net	(8,790)	10,164
Decrease (increase) in other assets	52,275	(32,765)
Decrease in accrued interest payable and other liabilities	(36,303)	(20,738)
Net cash provided by operating activities	463,820	358,172

Cash flows from investing activities:
Net increase in loans and leases	(446,880)	(567,291)
Proceeds from sales of loans and leases	646,587	293,808
Proceeds from maturities and paydowns of securities available-for-sale	231,474	329,876
Proceeds from sales of securities available-for-sale	500,101	185,533
Purchases of securities available-for-sale	(910,298)	(804,710)
Net (purchases) redemptions of Federal Home Loan Bank stock	(10,287)	4,620
Proceeds from sales of foreclosed assets	57	1,455
Purchases of premises and equipment, net	(9,250)	(5,892)
Proceeds from sales of premises and equipment	49	10,306
Proceeds from BOLI death benefit	1,901	2,478
Net decrease in equipment leased to others under operating leases	(6,000)	(17,956)
Net cash used in investing activities	(2,546)	(567,773)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(671,016)	255,874
Net (decrease) increase in interest-bearing deposits	(312,429)	649,776
Net increase (decrease) in borrowings	1,045,824	(655,413)
Net decrease in subordinated debentures	(12,372)	—
Common stock repurchased and restricted stock surrendered	(313,796)	(7,793)
Cash dividends paid	(214,136)	(182,495)
Net cash (used in) provided by financing activities	(477,925)	59,949

Net decrease in cash, cash equivalents, and restricted cash	(16,651)	(149,652)
Cash, cash equivalents, and restricted cash, beginning of period	398,437	419,670
Cash, cash equivalents, and restricted cash, end of period	$381,786	$270,018

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$78,884	$48,402
Cash paid for income taxes	62,525	146,321
Loans transferred to foreclosed assets	3,235	580
Transfers from loans held for investment to loans held for sale	—	175,158

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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. At September 30, 2018, the Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and numerous loan production offices located in cities across the country. Community Banking provides lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. We offer additional products and services through our National Lending and Venture Banking groups. National Lending provides asset-based, equipment, real estate, and security cash flow loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
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
We have completed 29 acquisitions from May 1, 2000 through September 30, 2018. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 3. Acquisitions, for more information about the CUB acquisition.
El Dorado Savings Bank Merger Announcement
On September 11, 2018, PacWest entered into a definitive agreement and plan of merger (the “Agreement”) whereby PacWest will acquire El Dorado Savings Bank, F.S.B. (“El Dorado”) in a transaction valued at approximately $466.7 million.
El Dorado, headquartered in Placerville, California, is a federally chartered savings bank founded in 1958, with approximately $2.2 billion in assets and 35 branches located primarily in eight Northern California counties and two Northern Nevada counties. In connection with the transaction, El Dorado will be merged into the Bank.
The transaction, which was approved by the PacWest and El Dorado boards of directors, is expected to close in the first quarter of 2019 and is subject to customary closing conditions, including obtaining approval by bank regulatory authorities and El Dorado’s shareholders.

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective January 1, 2018, the Company adopted ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. The Company had no acquisitions or purchases of components of a business in the first three quarters of 2018, thus, the impact of adopting the new standard had no impact on the Company's consolidated financial position, results of operations, or cash flows.
Effective January 1, 2018, the Company adopted ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provided clarification of what constitutes a modification of a share-based payment award. The Company did not modify any share-based payment awards in the first three quarters of 2018, thus, the impact of adopting the new standard had no impact on the Company's consolidated financial position, results of operations, or cash flows.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
NOTE 2. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the nine months ended September 30, 2018 and year ended December 31, 2017 were $76.9 million and $77.6 million. As of September 30, 2018 and December 31, 2017, we pledged cash collateral for our derivative contracts of $2.3 million and $2.7 million.
NOTE 3.  ACQUISITIONS
CUB Acquisition
On October 20, 2017, we completed the acquisition of CUB. As part of the acquisition, CU Bank, a wholly-owned subsidiary of CUB, was merged with and into the Bank.
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
Our other intangible assets with definite lives include CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The aggregate amortization expense is expected to be $22.5 million for 2018. The estimated aggregate amortization expense related to our current intangible assets for each of the next five years is $18.7 million for 2019, $14.6 million for 2020, $10.8 million for 2021, $7.5 million for 2022, and $1.4 million for 2023.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$119,497	$119,497	$64,187	$119,497	$64,187
Fully amortized portion	—	—	(2,190)	—	(2,190)
Balance, end of period	119,497	119,497	61,997	119,497	61,997
Accumulated Amortization:
Balance, beginning of period	(51,804)	(46,217)	(33,950)	(39,871)	(27,821)
Amortization	(5,587)	(5,587)	(3,049)	(17,520)	(9,178)
Fully amortized portion	—	—	2,190	—	2,190
Balance, end of period	(57,391)	(51,804)	(34,809)	(57,391)	(34,809)
Net CDI and CRI, end of period	$62,106	$67,693	$27,188	$62,106	$27,188
NOTE 5. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	September 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$251,150	$1,971	$(3,290)	$249,831	$243,375	$3,743	$(844)	$246,274
Agency CMOs	583,062	220	(13,677)	569,605	277,638	968	(2,897)	275,709
Private label CMOs	110,353	2,699	(2,602)	110,450	122,816	3,813	(642)	125,987
Municipal securities	1,272,501	10,974	(11,892)	1,271,583	1,627,707	53,700	(1,339)	1,680,068
Agency commercial MBS	1,117,749	—	(40,744)	1,077,005	1,169,969	2,758	(8,758)	1,163,969
U.S. Treasury securities	400,591	—	(2,960)	397,631	—	—	—	—
SBA securities	69,999	—	(2,413)	67,586	160,214	695	(575)	160,334
Asset-backed securities	59,322	18	(888)	58,452	89,425	159	(874)	88,710
Corporate debt securities	17,000	1,190	—	18,190	17,000	2,295	—	19,295
Collateralized loan obligations	—	—	—	—	6,960	55	—	7,015
Equity investments (1)	—	—	—	—	6,421	779	(130)	7,070
Total	$3,881,727	$17,072	$(78,466)	$3,820,333	$3,721,525	$68,965	$(16,059)	$3,774,431
____________________________

(1)
In connection with our adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018, we reclassified $7.1 million of equity investments from securities available-for-sale to other assets in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated.

As of September 30, 2018, securities available-for-sale with a fair value of $427.8 million were pledged as collateral for borrowings, public deposits, and other purposes as required by various statutes and agreements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Realized Gains and Losses on Securities Available-for-Sale
During the three months ended September 30, 2018, we sold $130.5 million of securities available-for-sale for a gross realized gain of $958,000 and a gross realized loss of $132,000. During the three months ended September 30, 2017, we sold $98.3 million of securities available-for-sale for a gross realized gain of $1.3 million and a gross realized loss of $119,000.
During the nine months ended September 30, 2018, we sold $492.7 million of securities available-for-sale for a gross realized gain of $8.1 million and a gross realized loss of $707,000. During the nine months ended September 30, 2017, we sold $182.7 million of securities available-for-sale for a gross realized gain of $3.3 million and a gross realized loss of $498,000.
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, as of the dates indicated:

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$76,238	$(1,332)	$51,861	$(1,958)	$128,099	$(3,290)
Agency CMOs	401,795	(6,418)	140,997	(7,259)	542,792	(13,677)
Private label CMOs	46,713	(1,101)	34,654	(1,501)	81,367	(2,602)
Municipal securities	436,012	(8,743)	55,402	(3,149)	491,414	(11,892)
Agency commercial MBS	784,452	(26,454)	292,553	(14,290)	1,077,005	(40,744)
U.S. Treasury securities	397,631	(2,960)	—	—	397,631	(2,960)
SBA securities	32,867	(1,143)	34,719	(1,270)	67,586	(2,413)
Asset-backed securities	20,815	(147)	35,278	(741)	56,093	(888)
Total	$2,196,523	$(48,298)	$645,464	$(30,168)	$2,841,987	$(78,466)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$44,795	$(311)	$26,010	$(533)	$70,805	$(844)
Agency CMOs	163,014	(2,452)	20,928	(445)	183,942	(2,897)
Private label CMOs	50,521	(500)	5,035	(142)	55,556	(642)
Municipal securities	67,936	(365)	32,326	(974)	100,262	(1,339)
Agency commercial MBS	579,373	(3,777)	129,060	(4,981)	708,433	(8,758)
SBA securities	74,904	(575)	—	—	74,904	(575)
Asset-backed securities	45,198	(818)	10,473	(56)	55,671	(874)
Equity investments (1)	1,039	(130)	—	—	1,039	(130)
Total	$1,026,780	$(8,928)	$223,832	$(7,131)	$1,250,612	$(16,059)
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We reviewed the securities that were in an unrealized loss position at September 30, 2018, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2018
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$39,300	$39,272
Due after one year through five years	716,172	707,368
Due after five years through ten years	970,758	937,317
Due after ten years	2,155,497	2,136,376
Total securities available-for-sale	$3,881,727	$3,820,333
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
	(In thousands)
Taxable interest	$17,618	$17,106	$13,576	$49,323	$39,257
Non-taxable interest	10,127	10,276	10,795	31,510	31,926
Dividend income	316	348	391	1,096	1,307
Total interest income on investment securities	$28,061	$27,730	$24,762	$81,929	$72,490

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	September 30, 2018	December 31, 2017
	Total	Non-PCI		Total
	Loans	Loans	PCI	Loans
	and Leases	and Leases	Loans	and Leases
	(In thousands)
Real estate mortgage	$7,695,182	$7,815,355	$53,658	$7,869,013
Real estate construction and land	2,026,645	1,611,287	—	1,611,287
Commercial	7,175,310	7,137,978	4,158	7,142,136
Consumer	398,452	409,551	234	409,785
Total gross loans and leases held for investment	17,295,589	16,974,171	58,050	17,032,221
Deferred fees, net	(65,443)	(59,464)	(14)	(59,478)
Total loans and leases held for investment,
net of deferred fees	17,230,146	16,914,707	58,036	16,972,743
Allowance for loan and lease losses	(141,920)	(133,012)	(6,444)	(139,456)
Total loans and leases held for investment, net	$17,088,226	$16,781,695	$51,592	$16,833,287

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated:

	September 30, 2018
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$2,221	$8,949	$11,170	$4,921,653	$4,932,823
Residential	5,647	445	6,092	2,739,745	2,745,837
Total real estate mortgage	7,868	9,394	17,262	7,661,398	7,678,660
Real estate construction and land:
Commercial	—	—	—	854,346	854,346
Residential	8,498	—	8,498	1,138,113	1,146,611
Total real estate construction and land	8,498	—	8,498	1,992,459	2,000,957
Commercial:
Asset-based	—	655	655	3,221,656	3,222,311
Venture capital	1,028	497	1,525	2,030,370	2,031,895
Other commercial	222	3,724	3,946	1,893,906	1,897,852
Total commercial	1,250	4,876	6,126	7,145,932	7,152,058
Consumer	605	45	650	397,821	398,471
Total	$18,221	$14,315	$32,536	$17,197,610	$17,230,146

	December 31, 2017 (1)
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$29,070	$9,107	$38,177	$5,323,310	$5,361,487
Residential	6,999	2,022	9,021	2,428,483	2,437,504
Total real estate mortgage	36,069	11,129	47,198	7,751,793	7,798,991
Real estate construction and land:
Commercial	—	—	—	769,075	769,075
Residential	2,081	—	2,081	820,073	822,154
Total real estate construction and land	2,081	—	2,081	1,589,148	1,591,229
Commercial:
Asset-based	344	690	1,034	2,923,837	2,924,871
Venture capital	6,533	760	7,293	2,115,418	2,122,711
Other commercial	2,846	1,586	4,432	2,062,906	2,067,338
Total commercial	9,723	3,036	12,759	7,102,161	7,114,920
Consumer	562	—	562	409,005	409,567
Total (1)	$48,435	$14,165	$62,600	$16,852,107	$16,914,707
________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value and PCI loans.

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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated:

	September 30, 2018			December 31, 2017 (1)
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$29,723	$4,903,100	$4,932,823	$65,563	$5,295,924	$5,361,487
Residential	3,259	2,742,578	2,745,837	3,350	2,434,154	2,437,504
Total real estate mortgage	32,982	7,645,678	7,678,660	68,913	7,730,078	7,798,991
Real estate construction and land:
Commercial	—	854,346	854,346	—	769,075	769,075
Residential	—	1,146,611	1,146,611	—	822,154	822,154
Total real estate construction and land	—	2,000,957	2,000,957	—	1,591,229	1,591,229
Commercial:
Asset-based	34,619	3,187,692	3,222,311	33,553	2,891,318	2,924,871
Venture capital	35,520	1,996,375	2,031,895	29,424	2,093,287	2,122,711
Other commercial	9,579	1,888,273	1,897,852	23,874	2,043,464	2,067,338
Total commercial	79,718	7,072,340	7,152,058	86,851	7,028,069	7,114,920
Consumer	272	398,199	398,471	20	409,547	409,567
Total	$112,972	$17,117,174	$17,230,146	$155,784	$16,758,923	$16,914,707
________________________
(1)     Excludes loans held for sale carried at lower of cost or fair value and PCI loans.
At September 30, 2018, nonaccrual loans and leases totaled $113.0 million and included $14.3 million of loans and leases 90 or more days past due, $1.6 million of loans and leases 30 to 89 days past due, and $97.0 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $155.8 million at December 31, 2017, including $14.2 million of loans and leases 90 or more days past due, $3.2 million of loans and leases 30 to 89 days past due, and $138.4 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of September 30, 2018, our ten largest loan relationships on nonaccrual status had an aggregate carrying value of $83.2 million and represented 73.7% of total nonaccrual loans and leases.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit risk rating categories for loans and leases held for investment, net of deferred fees, by portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	September 30, 2018
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$64,574	$140,611	$4,727,638	$4,932,823
Residential	11,254	12,036	2,722,547	2,745,837
Total real estate mortgage	75,828	152,647	7,450,185	7,678,660
Real estate construction and land:
Commercial	442	3,833	850,071	854,346
Residential	—	24,645	1,121,966	1,146,611
Total real estate construction and land	442	28,478	1,972,037	2,000,957
Commercial:
Asset-based	42,960	64,778	3,114,573	3,222,311
Venture capital	47,230	65,295	1,919,370	2,031,895
Other commercial	93,564	47,164	1,757,124	1,897,852
Total commercial	183,754	177,237	6,791,067	7,152,058
Consumer	435	1,696	396,340	398,471
Total	$260,459	$360,058	$16,609,629	$17,230,146

	December 31, 2017 (1)
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$93,795	$122,488	$5,145,204	$5,361,487
Residential	8,425	4,582	2,424,497	2,437,504
Total real estate mortgage	102,220	127,070	7,569,701	7,798,991
Real estate construction and land:
Commercial	—	—	769,075	769,075
Residential	—	619	821,535	822,154
Total real estate construction and land	—	619	1,590,610	1,591,229
Commercial:
Asset-based	51,000	37,256	2,836,615	2,924,871
Venture capital	49,671	114,210	1,958,830	2,122,711
Other commercial	75,251	21,883	1,970,204	2,067,338
Total commercial	175,922	173,349	6,765,649	7,114,920
Consumer	263	1,130	408,174	409,567
Total	$278,405	$302,168	$16,334,134	$16,914,707
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
The following table presents the composition of our impaired loans and leases held for investment, net of deferred fees, by portfolio segment as of the dates indicated:

	September 30, 2018			December 31, 2017 (1)
			Total			Total
	Nonaccrual		Impaired	Nonaccrual		Impaired
	Loans		Loans	Loans		Loans
	and	Performing	and	and	Performing	and
	Leases	TDRs	Leases	Leases	TDRs	Leases
	(In thousands)
Real estate mortgage	$32,982	$15,296	$48,278	$68,913	$47,560	$116,473
Real estate construction and land	—	5,533	5,533	—	5,690	5,690
Commercial	79,718	1,166	80,884	86,851	3,488	90,339
Consumer	272	111	383	20	100	120
Total	$112,972	$22,106	$135,078	$155,784	$56,838	$212,622
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our impaired loans and leases held for investment, net of deferred fees, by portfolio segment and class as of and for the dates indicated:

	September 30, 2018			December 31, 2017 (1)
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$1,781	$1,682	$225	$15,750	$16,548	$628
Residential	2,495	2,536	271	2,787	2,957	342
Commercial:
Venture capital	34,515	36,149	19,003	16,565	17,203	4,267
Other commercial	1,360	1,361	1,360	20,404	29,951	8,368
Consumer	—	—	—	100	100	16
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$36,087	$54,497		$93,827	$105,923
Residential	7,915	10,172		4,109	4,481
Real estate construction and land:
Commercial	5,533	5,537		5,690	5,689
Commercial:
Asset-based	34,618	40,085		33,553	54,911
Venture capital	1,421	26,853		14,534	40,029
Other commercial	8,970	28,343		5,283	9,351
Consumer	383	547		20	93
Total Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$48,278	$68,887	$496	$116,473	$129,909	$970
Real estate construction and land	5,533	5,537	—	5,690	5,689	—
Commercial	80,884	132,791	20,363	90,339	151,445	12,635
Consumer	383	547	—	120	193	16
Total	$135,078	$207,762	$20,859	$212,622	$287,236	$13,621
________________________
(1)     Excludes loans held for sale carried at lower of cost or fair value and PCI loans.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,
	2018		2017
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$1,781	$18	$14,716	$214
Residential	2,494	21	3,074	14
Commercial:
Venture capital	28,322	—	18,298	—
Other commercial	1,360	—	33,486	31
Consumer	—	—	106	2
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$34,155	$129	$92,183	$635
Residential	7,906	45	3,670	15
Real estate construction and land:
Commercial	5,533	95	5,764	74
Commercial:
Asset-based	34,618	—	31,086	—
Venture capital	1,421	—	2,647	—
Other commercial	8,108	25	3,695	40
Consumer	383	2	296	—
Total Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$46,336	$213	$113,643	$878
Real estate construction and land	5,533	95	5,764	74
Commercial	73,829	25	89,212	71
Consumer	383	2	402	2
Total	$126,081	$335	$209,021	$1,025
_________________________

(1)	For loans and leases reported as impaired at September 30, 2018 and 2017, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2018		2017
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$1,781	$55	$14,716	$634
Residential	2,494	62	3,074	41
Commercial:
Venture capital	17,459	—	9,621	—
Other commercial	688	—	33,193	88
Consumer	—	—	106	6
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$32,098	$376	$90,631	$1,924
Residential	7,845	132	3,650	44
Real estate construction and land:
Commercial	5,533	283	5,764	220
Commercial:
Asset-based	34,618	—	30,682	—
Venture capital	1,330	—	1,922	—
Other commercial	7,417	70	3,044	68
Consumer	373	6	296	—
Total Loans and Leases With
and Without an Allowance Recorded:
Real estate mortgage	$44,218	$625	$112,071	$2,643
Real estate construction and land	5,533	283	5,764	220
Commercial	61,512	70	78,462	156
Consumer	373	6	402	6
Total	$111,636	$984	$196,699	$3,025
_________________________

(1)	For loans and leases reported as impaired at September 30, 2018 and 2017, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our troubled debt restructurings of loans held for investment by portfolio segment and class for the periods indicated:

	Three Months Ended September 30,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	4	$2,889	$712	1	$998	$998
Residential	5	912	912	3	566	10
Commercial:
Asset-based (1)	4	28,947	33,947	—	—	—
Venture capital	5	23,501	23,501	4	15,308	15,308
Other commercial	5	1,487	1,115	5	12,146	2,910
Total	23	$57,736	$60,187	13	$29,018	$19,226

	Nine Months Ended September 30,
	2018			2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	4	$2,889	$712	5	$2,527	$2,463
Residential	8	2,616	1,557	8	1,328	489
Real estate construction and land:
Residential	—	—	—	1	362	—
Commercial:
Asset-based (1)	4	28,947	33,947	2	665	665
Venture capital	9	28,737	28,737	9	28,465	28,465
Other commercial	9	13,301	12,929	17	30,153	20,918
Consumer	1	27	27	1	97	97
Total	35	$76,517	$77,909	43	$63,597	$53,097
_________________________

(1)
One commercial asset-based loan with a pre-modification balance of $27.3 million and a post-modification balance of $32.3 million was a restructuring of a loan secured by oil services equipment that was originally restructured in 2015 after being placed on nonaccrual status. The loan has since been extended four times, the last in the fourth quarter of 2017. As part of the current restructuring, additional funds were advanced in exchange for the receipt of additional equipment collateral and a partial personal guaranty.

In the three and nine months ended September 30, 2018, there were no loans restructured in the preceding 12-month period which subsequently defaulted after being restructured. In the three and nine months ended September 30, 2017, there were no loans restructured in the preceding 12-month period which subsequently defaulted after being restructured.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2018
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$45,467	$26,210	$58,806	$1,656	$132,139
Charge-offs	(726)	—	(2,372)	(210)	(3,308)
Recoveries	222	23	1,303	41	1,589
Net (charge-offs) recoveries	(504)	23	(1,069)	(169)	(1,719)
Provision (negative provision)	1,394	(47)	9,907	246	11,500
Balance, end of period	$46,357	$26,186	$67,644	$1,733	$141,920

	Nine Months Ended September 30, 2018
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$40,051	$13,055	$84,022	$2,328	$139,456
Charge-offs	(8,071)	—	(25,321)	(304)	(33,696)
Recoveries	1,999	49	7,702	136	9,886
Net (charge-offs) recoveries	(6,072)	49	(17,619)	(168)	(23,810)
Provision (negative provision)	12,378	13,082	1,241	(427)	26,274
Balance, end of period	$46,357	$26,186	$67,644	$1,733	$141,920

Ending Allowance by
Impairment Methodology:
Individually evaluated for impairment	$496	$—	$20,363	$—	$20,859
Collectively evaluated for impairment	$45,861	$26,186	$47,281	$1,733	$121,061

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for impairment	$44,985	$5,533	$79,493	$—	$130,011
Collectively evaluated for impairment	7,633,675	1,995,424	7,072,565	398,471	17,100,135
Ending balance	$7,678,660	$2,000,957	$7,152,058	$398,471	$17,230,146

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2017
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$37,122	$11,318	$88,364	$2,075	$138,879	$7,079	$145,958
Charge-offs	(531)	—	(4,984)	(413)	(5,928)	(79)	(6,007)
Recoveries	36	353	4,447	29	4,865	217	5,082
Net (charge-offs) recoveries	(495)	353	(537)	(384)	(1,063)	138	(925)
Provision (negative provision)	(186)	22	14,366	752	14,954	(381)	14,573
Balance, end of period	$36,441	$11,693	$102,193	$2,443	$152,770	$6,836	$159,606

	Nine Months Ended September 30, 2017
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of period	$37,765	$10,045	$93,853	$2,092	$143,755	$13,483	$157,238
Charge-offs	(2,217)	—	(46,965)	(625)	(49,807)	(5,768)	(55,575)
Recoveries	286	370	8,848	104	9,608	275	9,883
Net (charge-offs) recoveries	(1,931)	370	(38,117)	(521)	(40,199)	(5,493)	(45,692)
Provision (negative provision)	607	1,278	46,457	872	49,214	(1,154)	48,060
Balance, end of period	$36,441	$11,693	$102,193	$2,443	$152,770	$6,836	$159,606

Ending Allowance by
Impairment Methodology:
Individually evaluated for
impairment	$1,153	$—	$15,012	$17	$16,182
Collectively evaluated for
impairment	$35,288	$11,693	$87,181	$2,426	$136,588
Acquired loans with
deteriorated credit quality						$6,836

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for
impairment	$113,304	$5,764	$94,078	$106	$213,252
Collectively evaluated for
impairment	6,017,892	1,243,458	7,767,614	385,807	15,414,771
Acquired loans with
deteriorated credit quality						$62,494
Ending balance	$6,131,196	$1,249,222	$7,861,692	$385,913	$15,628,023	$62,494	$15,690,517

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
The allowance for credit losses is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended September 30, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$132,139	$35,361	$167,500
Charge-offs	(3,308)	—	(3,308)
Recoveries	1,589	—	1,589
Net charge-offs	(1,719)	—	(1,719)
Provision	11,500	—	11,500
Balance, end of period	$141,920	$35,361	$177,281

	Nine Months Ended September 30, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$139,456	$28,635	$168,091
Charge-offs	(33,696)	—	(33,696)
Recoveries	9,886	—	9,886
Net charge-offs	(23,810)	—	(23,810)
Provision	26,274	6,726	33,000
Balance, end of period	$141,920	$35,361	$177,281

	Three Months Ended September 30, 2017
	Non-PCI
	Allowance for	Reserve for		PCI	Total
	Loan and	Unfunded Loan	Allowance for	Allowance for	Allowance for
	Lease Losses	Commitments	Credit Losses	Loan Losses	Credit Losses
	(In thousands)
Balance, beginning of period	$138,879	$20,263	$159,142	$7,079	$166,221
Charge-offs	(5,928)	—	(5,928)	(79)	(6,007)
Recoveries	4,865	—	4,865	217	5,082
Net (charge-offs) recoveries	(1,063)	—	(1,063)	138	(925)
Provision (negative provision)	14,954	546	15,500	(381)	15,119
Balance, end of period	$152,770	$20,809	$173,579	$6,836	$180,415

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2017
	Non-PCI
	Allowance for	Reserve for		PCI	Total
	Loan and	Unfunded Loan	Allowance for	Allowance for	Allowance for
	Lease Losses	Commitments	Credit Losses	Loan Losses	Credit Losses
	(In thousands)
Balance, beginning of period	$143,755	$17,523	$161,278	$13,483	$174,761
Charge-offs	(49,807)	—	(49,807)	(5,768)	(55,575)
Recoveries	9,608	—	9,608	275	9,883
Net charge-offs	(40,199)	—	(40,199)	(5,493)	(45,692)
Provision (negative provision)	49,214	3,286	52,500	(1,154)	51,346
Balance, end of period	$152,770	$20,809	$173,579	$6,836	$180,415
NOTE 7.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	September 30,	December 31,
Property Type	2018	2017
	(In thousands)
Construction and land development	$219	$219
Multi‑family	1,059	—
Single family residence	953	1,019
Commercial real estate	2,176	64
Total other real estate owned, net	4,407	1,302
Other foreclosed assets	—	27
Total foreclosed assets, net	$4,407	$1,329
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2017	$1,329
Transfers to foreclosed assets from loans	3,235
Provision for losses	(65)
Reductions related to sales	(92)
Balance, September 30, 2018	$4,407

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	September 30,	December 31,
Other Assets	2018	2017
	(In thousands)
Cash surrender value of BOLI	$195,547	$193,917
Interest receivable	82,980	82,935
Taxes receivable	30,491	98,998
CRA investments	56,396	49,432
LIHTC investments	55,356	39,235
Equity investments without readily determinable fair values	14,731	14,856
Equity investments with readily determinable fair values	6,552	—
Prepaid expenses	19,341	17,800
Other	33,128	43,550
Total other assets	$494,522	$540,723
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
Our equity investments without readily determinable fair values include investments in privately held companies and limited partnerships as well as investments in entities from which we issued trust preferred securities. On January 1, 2018, we adopted ASU 2016-01 and ASU 2018-03 which changed the way we account for equity investments without readily determinable fair values previously accounted for using the cost method. Upon adoption, we have elected to measure our equity investments without readily determinable fair values using the measurement alternative. The Company reclassified $1.2 million of equity securities without readily determinable fair values previously included in securities available-for-sale to other assets on our condensed consolidated balance sheet in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated. Carrying values of these investments are adjusted to fair value upon observable transactions for identical or similar investments of the same issuer. During the nine months ended September 30, 2018, we sold a portion of one of our equity investments without a readily determinable fair value for an amount in excess of its basis, and consequently increased by $286,000 the remaining carrying value of this investment at September 30, 2018. Beginning January 1, 2018, unrealized and realized gains and losses on equity investments without readily determinable fair values are recorded in "Noninterest income - other."
Our equity investments with readily determinable fair values include investments in public companies, often from the exercise of warrants, and publicly-traded mutual funds. The Company reclassified $5.9 million of equity securities with readily determinable fair values previously included in securities available-for-sale to other assets on our condensed consolidated balance sheet in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated. Beginning January 1, 2018, unrealized and realized gains and losses on equity investments with readily determinable fair values are recorded in "Noninterest income - other."
The remaining other assets balance of $33.1 million at September 30, 2018 consists of, among other things, other receivables, equity warrants, and derivative assets.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9. BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$166	7.23%	$342	6.87%
FHLB secured advances	1,135,000	2.33%	332,000	1.41%
FHLB unsecured overnight advance	143,000	2.30%	135,000	1.34%
AFX borrowings	235,000	2.34%	—	—%
Total borrowings	$1,513,166		$467,342
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of September 30, 2018, this debt had a weighted average remaining maturity of 1.1 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of September 30, 2018 of $3.6 billion, collateralized by a blanket lien on $5.2 billion of certain qualifying loans. As of September 30, 2018, the balance outstanding was a $1.1 billion overnight advance. As of December 31, 2017, the balance outstanding was a $332.0 million overnight advance.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2018, the Bank had secured borrowing capacity of $2.1 billion collateralized by liens covering $2.8 billion of certain qualifying loans. As of September 30, 2018 and December 31, 2017, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $143.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which $143.0 million was outstanding at September 30, 2018. At December 31, 2017, the balance outstanding was $135.0 million.
Federal Funds Arrangements with Commercial Banks. As of September 30, 2018, the Bank had unsecured lines of credit of $125.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of September 30, 2018 and December 31, 2017, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2018, the balance outstanding was $235.0 million, which consisted of a $225.0 million overnight borrowing and a $10.0 million one-month borrowing with a maturity date of October 29, 2018. As of December 31, 2017, there was no balance outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	September 30, 2018		December 31, 2017		Date	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	5.43%	$10,310	4.70%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	5.38%	10,310	4.64%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	5.28%	5,155	4.55%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	5.09%	61,856	4.13%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	4.02%	20,619	3.28%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	3.93%	16,495	3.19%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	3.88%	10,310	3.14%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1	82,475	4.28%	82,475	3.54%	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2	128,866	4.29%	128,866	3.33%	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1	51,545	4.29%	51,545	3.33%	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2	51,550	4.29%	51,550	3.33%	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (1)	29,909	1.69%	30,986	1.72%	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4	16,470	4.29%	16,470	3.33%	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5	6,650	4.29%	6,650	3.33%	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2	39,177	4.29%	39,177	3.33%	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Trust I (2)	—	—%	6,186	3.64%	12/10/2004	3/15/2035	3 month LIBOR + 2.05
Trust II (2)	—	—%	3,093	3.34%	12/23/2005	3/15/2036	3 month LIBOR + 1.75
Trust III (2)	—	—%	3,093	3.44%	6/30/2006	9/18/2036	3 month LIBOR + 1.85
Gross subordinated debentures	541,697		555,146
Unamortized discount (3)	(88,753)		(92,709)
Net subordinated debentures	$452,944		$462,437
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Acquired in the CUB acquisition on October 20, 2017 and redeemed in the first quarter of 2018.

(3)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES
Lending Commitments
The Company is a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement that the Company has in particular classes of financial instruments.
The following table presents a summary of the financial instruments described above as of the dates indicated:

	September 30,	December 31,
	2018	2017
	(In thousands)
Loan commitments to extend credit	$7,055,833	$6,234,061
Standby letters of credit	335,651	320,063
Total	$7,391,484	$6,554,124
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
In addition, the Company invests in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of September 30, 2018 and December 31, 2017, we had commitments to contribute capital to these entities totaling $104.6 million and $62.6 million. We also had commitments to contribute up to an additional $403,000 and $2.5 million to private equity funds at September 30, 2018 and December 31, 2017.
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

•
Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes municipal securities, agency residential and commercial MBS, collateralized loan obligations, registered publicly rated private label CMOs, corporate debt securities, SBA securities, and asset-backed securitizations.

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
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	September 30, 2018
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$249,831	$—	$249,831	$—
Agency CMOs	569,605	—	569,605	—
Private label CMOs	110,450	—	97,327	13,123
Municipal securities	1,271,583	—	1,271,583	—
Agency commercial MBS	1,077,005	—	1,077,005	—
U.S. Treasury securities	397,631	397,631	—	—
SBA securities	67,586	—	67,586	—
Asset-backed securities	58,452	—	29,353	29,099
Corporate debt securities	18,190	—	18,190	—
Total securities available-for-sale	3,820,333	397,631	3,380,480	42,222
Equity warrants	4,962	—	—	4,962
Other derivative assets	2,072	—	2,072	—
Equity investments with readily determinable fair values	6,552	6,552	—	—
Total recurring assets	$3,833,919	$404,183	$3,382,552	$47,184
Derivative liabilities	$468	$—	$468	$—

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
During the nine months ended September 30, 2018, there was a $75,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	September 30, 2018
	Private Label CMOs		Asset-Backed Securities
		Weighted		Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input	of Inputs	Input
Voluntary annual prepayment speeds	4.8% - 30.5%	9.4%	5% - 15%	14.2%
Annual default rates	0.0% - 25.3%	2.2%	1% - 2%	1.9%
Loss severity rates	5.2% - 135.5%	47.3%	10% - 60%	55.9%
Discount rates	2.2% - 10.5%	6.2%	3.2% - 4.3%	3.6%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

September 30, 2018
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	16.3%
Risk-free interest rate	2.9%
Remaining life assumption (in years)	3.6
The following table summarizes activity for our Level 3 private label CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed	Equity
	Label CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2017	$22,874	$42,109	$5,161
Total included in earnings	595	(35)	5,291
Total included in other comprehensive income	(511)	220	—
Issuances	—	—	557
Sales and dispositions (1)	—	—	(5,972)
Net settlements	(9,835)	(13,195)	—
Transfers to Level 1	—	—	(75)
Balance, September 30, 2018	$13,123	$29,099	$4,962
______________________

(1)
Includes the exercise of warrants that upon exercise become equity securities in public companies. These are often subject to lock-up restrictions that must be met before the equity security can be sold, during which time they are reported as equity investments with readily determinable fair values.

The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	September 30, 2018
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$41,103	$—	$15,423	$25,680
OREO	953	—	953	—
Total non-recurring	$42,056	$—	$16,376	$25,680

	Fair Value Measurement as of
	December 31, 2017
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$61,095	$—	$5,143	$55,952
Loans held for sale	483,563	—	483,563	—
Total non-recurring	$544,658	$—	$488,706	$55,952

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Nine Months Ended
Losses on Assets	September 30,		September 30,
Measured on a Non‑Recurring Basis	2018	2017	2018	2017
	(In thousands)
Impaired loans (1)	$14,347	$4,427	$31,351	$17,895
OREO	—	2,124	65	2,124
Total losses	$14,347	$6,551	$31,416	$20,019
__________________________

(1)	Losses for 2018 periods relate to total loans. Losses for 2017 periods relate to Non-PCI loans.
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	September 30, 2018
		Valuation	Unobservable		Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired loans	$12,531	Discounted cash flows	Discount rates	3.75% - 7.75%	6.81%
Impaired loans	6,819	Internal enterprise value methodology	(1)	(1)	(1)
Impaired loans	6,330	Third party appraisals	No discounts
Total non-recurring Level 3	$25,680
__________________________

(1)
In determining the fair value of these loans, we used different factors related to each borrower. These factors are specific to each borrower and a weighted average value or range of values of the unobservable inputs is not meaningful.

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$196,502	$196,502	$196,502	$—	$—
Interest‑earning deposits in financial institutions	185,284	185,284	185,284	—	—
Securities available‑for‑sale	3,820,333	3,820,333	397,631	3,380,480	42,222
Investment in FHLB stock	31,077	31,077	—	31,077	—
Loans and leases held for investment, net	17,088,226	16,876,611	—	15,423	16,861,188
Equity warrants	4,962	4,962	—	—	4,962
Other derivative assets	2,072	2,072	—	2,072	—
Equity investments with readily determinable fair values	6,552	6,552	6,552	—	—

Financial Liabilities:
Core deposits	15,512,742	15,512,742	—	15,512,742	—
Non-core non-maturity deposits	483,528	483,528	—	483,528	—
Time deposits	1,883,273	1,894,024	—	1,894,024	—
Borrowings	1,513,166	1,513,163	1,503,000	10,163	—
Subordinated debentures	452,944	435,505	—	435,505	—
Derivative liabilities	468	468	—	468	—

	December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$233,215	$233,215	$233,215	$—	$—
Interest‑earning deposits in financial institutions	165,222	165,222	165,222	—	—
Securities available‑for‑sale	3,774,431	3,774,431	5,922	3,703,526	64,983
Investment in FHLB stock	20,790	20,790	—	20,790	—
Loans held for sale	481,100	483,563	—	483,563	—
Loans and leases held for investment, net	16,833,287	17,023,098	—	5,143	17,017,955
Equity warrants	5,161	5,161	—	—	5,161
Other derivative assets	1,873	1,873	—	1,873	—

Financial Liabilities:
Core deposits	15,937,012	15,937,012	—	15,937,012	—
Non-core non-maturity deposits	863,202	863,202	—	863,202	—
Time deposits	2,065,322	2,055,104	—	2,055,104	—
Borrowings	467,342	467,342	467,000	342	—
Subordinated debentures	462,437	444,383	—	444,383	—
Derivative liabilities	1,379	1,379	—	1,379	—

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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2018, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 12. EARNINGS PER SHARE
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$116,287	$115,735	$101,466	$350,298	$273,781
Less: Earnings allocated to unvested restricted stock(1)	(1,428)	(1,348)	(1,149)	(3,899)	(3,239)
Net earnings allocated to common shares	$114,859	$114,387	$100,317	$346,399	$270,542

Weighted-average basic shares and unvested restricted
stock outstanding	123,657	126,082	121,447	125,728	121,405
Less: Weighted-average unvested restricted stock
outstanding	(1,537)	(1,466)	(1,394)	(1,473)	(1,450)
Weighted-average basic shares outstanding	122,120	124,616	120,053	124,255	119,955

Basic earnings per share	$0.94	$0.92	$0.84	$2.79	$2.26

Diluted Earnings Per Share:
Net earnings allocated to common shares	$114,859	$114,387	$100,317	$346,399	$270,542

Weighted-average basic shares outstanding	122,120	124,616	120,053	124,255	119,955

Diluted earnings per share	$0.94	$0.92	$0.84	$2.79	$2.26
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company adopted Topic 606 Revenue from Contracts with Customers effective as of January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. Revenue from contracts with customers in the scope of Topic 606 is measured based on the consideration specified in the contract with a customer, and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company's performance obligations are typically satisfied as services are rendered and payment is generally collected at the time services are rendered, or on a monthly, quarterly or annual basis. The Company had no material unsatisfied performance obligations as of September 30, 2018.
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

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$292,642	$—	$858,931	$—
Noninterest income:
Service charges on deposit accounts	3,979	3,979	12,418	12,418
Other commissions and fees	12,397	4,767	34,429	14,519
Leased equipment income	9,120	—	28,497	—
Gain on sale of loans	—	—	4,675	—
Gain on sale of securities	826	—	7,390	—
Other income	10,590	444	27,700	1,341
Total noninterest income	36,912	9,190	115,109	28,278
Total revenue	$329,554	$9,190	$974,040	$28,278
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the period indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
	(In thousands)
Products and services transferred at a point in time	$4,604	$14,195
Products and services transferred over time	4,586	14,083
Total revenue from contracts with customers	$9,190	$28,278
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

September 30, 2018
(In thousands)
Receivables, which are included in "Other assets"	$1,701
Contract assets, which are included in "Other assets"	$—
Contract liabilities, which are included in "Interest payable and other liabilities"	$654
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the nine months ended September 30, 2018 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $98,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, employees, and consultants. As of September 30, 2018, the 2017 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of September 30, 2018, there were 3,138,923 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan, or the 2003 Plan, remain outstanding.
Restricted Stock
Restricted stock amortization totaled $8.1 million, $6.9 million, and $6.5 million for the three months ended September 30, 2018, June 30, 2018, and September 30, 2017, and $22.3 million and $19.6 million for the nine months ended September 30, 2018 and 2017. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of September 30, 2018 totaled $59.3 million.
Time-Based Restricted Stock Awards
At September 30, 2018, there were 1,529,273 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans (the "Plans"). The TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
Performance-Based Restricted Stock Units
At September 30, 2018, there were 325,741 unvested PRSUs granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding under either the 2017 Plan or the 2003 Plan until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable.

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
The amendments in ASU 2018-11 provide an optional transition method when adopting Topic 842, which allows companies to elect not to adjust their comparative period financial information and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, effectively applying the requirements of the new standard prospectively. The Company will adopt the standard effective January 1, 2019 and will elect the optional transition method and recognize a cumulative-effect adjustment to retained earnings upon adoption. In addition, the Company will be electing a number of practical expedients permitted under the new standard including carrying forward the historical lease classification and accounting for non-lease and lease components together as a single lease component, and not recognizing a right-of-use asset and lease liability for short-term leases.
The primary impact of the new standard to the Company relates to leased branches and office space which are currently accounted for as operating leases. The Company is on track with its implementation plan which includes a new software solution and changes to our processes, procedures, and internal controls. While the ultimate quantitative impact of adoption will not be known until adoption, based on the lease population as of September 30, 2018, the Company anticipates recording lease right-of-use assets and liabilities of approximately $120 to $140 million on its consolidated balance sheet, with no material impact to its consolidated statements of earnings. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease population and discount rates as of the adoption date. From a lessor perspective, the Company anticipates recognizing more sales-type leases that are currently accounted for as direct financing leases. The change in the definition of initial direct costs to include only incremental direct costs will also result in an acceleration of certain operating costs. Given the limited changes to lessor accounting, the Company does not expect material changes to its consolidated financial statements for the lessor accounting changes.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which significantly changes the way entities recognize credit losses and impairment of financial assets recorded at amortized cost. Currently, the credit loss and impairment model for loans and leases is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the new current expected credit loss ("CECL") model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The forward-looking concept of CECL to estimate future credit losses will broaden the range of data to consider including past and current events and conditions along with reasonable and supportable forecasts that may affect expected collectability. The new standard will add new disclosure requirements and impact the Company’s processes and internal controls over financial reporting.
The Company has established a multidisciplinary project team and implementation plan, selected a software solution, developed a conceptual framework, and is engaged in the implementation phase of the project. The Company, with the assistance of a third party adviser, continues to work on: (1) developing a new expected loss model with supportable assumptions, (2) identifying data, reporting, and drafting future disclosures, (3) assessing updates to accounting policies, and (4) documenting new processes and controls.
The Company expects to begin testing and sensitivity analysis on its initial modeling assumptions and results in the first quarter of 2019. ASU 2016-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with earlier adoption permitted. The Company plans to adopt this standard on January 1, 2020. Entities are required to use a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the adoption date. The new standard will be significant to the policies, processes, and methodology used to determine credit losses; however, the Company has not yet determined the quantitative effect ASU 2016-13 will have on its consolidated financial position and results of operations.

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
In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services by aligning with the requirements for share-based payments granted to employees. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial position or results of operations.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurements,” which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. The Company does not expect ASU 2018-13 to have a material impact on its consolidated financial position or results of operations.
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FASB Emerging Issues Task Force)," which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. ASU 2018-15 is effective for the Company on January 1, 2020 and the Company has the option to adopt the new standard either prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. Early adoption is permitted. The Company does not expect ASU 2018-15 to have a material impact on its consolidated financial position or results of operations.
NOTE 16. SUBSEQUENT EVENTS
Common Stock Dividends
On November 1, 2018, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.60 per common share. The cash dividend is payable on November 30, 2018 to stockholders of record at the close of business on November 20, 2018.
The Company has evaluated events that have occurred subsequent to September 30, 2018 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our pending acquisition of El Dorado, capital management, including reducing excess capital, intentions to expand the Bank’s lending business; net interest income, net interest margin, allowance for loan and lease losses, deposit growth, loan and lease portfolio growth and production, liquidity, profitability, goodwill and intangible assets, interest rate risk management, and effective tax rates. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•
our ability to complete future acquisitions, including the pending El Dorado acquisition, and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;

•	our ability to obtain regulatory approvals and meet other closing conditions to the pending El Dorado acquisition on the expected terms and schedule;

•	changes in our stock price before completion of the pending El Dorado acquisition, including as a result of the financial performance of the Company or El Dorado prior to closing;

•	the reaction to the pending El Dorado acquisition of the companies' customers, employees and counterparties;

•	our ability to compete effectively against other financial service providers in our markets;

•	the impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolios;

•
deterioration, weaker than expected improvement, or other changes in the state of the economy or the markets in which we conduct business (including the levels of initial public offerings and mergers and acquisitions), which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

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

•	reduced demand for our services due to strategic or regulatory reasons;

•	our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;

•	legislative or regulatory requirements or changes, including an increase of capital requirements, and increased political and regulatory uncertainty;

•	the impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	higher than anticipated increases in operating expenses;

•	lower than expected dividends paid from the Bank to the holding company;

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

•
the impact of changes made to tax laws or regulations affecting our business, including the disallowance of tax benefits by tax authorities and/or changes in tax filing jurisdictions or entity classifications; and

•
our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-Q and other documents filed or furnished by PacWest with the SEC.

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. At September 30, 2018, the Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and numerous loan production offices located in cities across the country. Community Banking provides lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. We offer additional products and services through our National Lending and Venture Banking groups. National Lending provides asset-based, equipment, real estate, and security cash flow loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2018, accounted for 87.1% of our net revenue (net interest income plus noninterest income).
At September 30, 2018, we had total assets of $24.8 billion, including $17.2 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale, compared to $25.0 billion of total assets, including $17.5 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale at December 31, 2017. The $212.8 million decrease in total assets since year-end was due primarily to a $223.7 million decrease in loans and leases, offset partially by a $45.9 million increase in securities available-for-sale. The decrease in loans and leases was driven mostly by payoffs and paydowns of $5.8 billion and sales of $641.9 million, including settlement of the loans held for sale at December 31, 2017, offset partially by production of $3.3 billion and disbursements of $2.9 billion. The increase in securities available-for-sale was due mainly to purchases exceeding sales, principal paydowns, maturities, and other reductions.

At September 30, 2018, we had total liabilities of $20.0 billion, including total deposits of $17.9 billion and borrowings of $1.5 billion, compared to $20.0 billion of total liabilities, including $18.9 billion of total deposits and $467.3 million of borrowings at December 31, 2017. The $23.2 million increase in total liabilities since year-end was due mainly to a $1.0 billion increase in borrowings, primarily short-term FHLB advances, offset partially by a $424.3 million decrease in core deposits, a $379.7 million decrease in non-core non-maturity deposits, and a $182.0 million decrease in time deposits. At September 30, 2018, core deposits totaled $15.5 billion, or 87% of total deposits, and time deposits totaled $1.9 billion, or 10% of total deposits.
At September 30, 2018, we had total stockholders' equity of $4.7 billion compared to $5.0 billion at December 31, 2017. The $235.9 million decrease in stockholders' equity since year-end was due mainly to $306.4 million of common stock repurchased under the Stock Repurchase Program, $214.1 million of cash dividends paid, and a $75.0 million decline in accumulated other comprehensive income, offset partially by $350.3 million in net earnings. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 10.18% and 13.03% at September 30, 2018.
Recent Events
El Dorado Savings Bank Merger Announcement
On September 11, 2018, PacWest entered into a definitive agreement and plan of merger (the “Agreement”) whereby PacWest will acquire El Dorado Savings Bank, F.S.B. (“El Dorado”) in a transaction valued at approximately $466.7 million.
El Dorado, headquartered in Placerville, California, is a federally chartered savings bank founded in 1958, with approximately $2.2 billion in assets and 35 branches located primarily in eight Northern California counties and two Northern Nevada counties. In connection with the transaction, El Dorado will be merged into the Bank.
The transaction, which was approved by the PacWest and El Dorado boards of directors, is expected to close in the first quarter of 2019 and is subject to customary closing conditions, including obtaining approval by bank regulatory authorities and El Dorado’s shareholders.
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
The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. During the third quarter of 2018, we repurchased 1,276,498 shares of common stock for a total amount of $64.6 million at an average price of $50.59. During the nine months ended September 30, 2018, we repurchased 5,849,234 shares of common stock for a total amount of $306.4 million at an average price of $52.38. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At September 30, 2018, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $110.1 million.

CUB Acquisition
On October 20, 2017, PacWest completed the acquisition of CUB in a transaction valued at $670.6 million. As part of the acquisition, CU Bank, a wholly-owned subsidiary of CUB, was merged with and into the Bank.
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
Loan Sales and Loans Held for Sale
In the fourth quarter of 2017, we entered into an agreement to sell $1.5 billion of cash flow loans and exited our National Lending group origination operations related to general, technology, and healthcare cash flow loans. As of December 31, 2017, $1.0 billion of the loans sold had settled, while $481.1 million were classified as held for sale. In connection with the loan sale and transfer of loans to held for sale, we recognized $2.2 million in charge-offs during the fourth quarter of 2017 to record the loans at the lower of cost or fair value. The loans held for sale at December 31, 2017 settled in the first quarter of 2018 and we recorded a gain of $1.3 million.
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
Loan and Lease Growth
We actively seek new lending opportunities under an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Our commercial loans are diverse and generally include various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial companies during the various phases of their early life cycles, secured business loans originated through our community banking branch network, and loans to security alarm monitoring companies. Our loan origination process emphasizes credit quality. We have a number of large credit relationships and individual commitments. Our commitment sizes vary by loan product. At September 30, 2018, our largest commitment was $155.0 million and we had six commitments each of $150.0 million. These commitments were for equity fund loans, lender finance loans, and commercial construction loans. We price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Efficiency Ratio		2018	2018	2017	2018	2017
		(Dollars in thousands)
Noninterest expense		$128,153	$126,449	$118,542	$381,997	$352,793
Less:	Intangible asset amortization	5,587	5,587	3,049	17,520	9,178
	Foreclosed assets (income) expense, net	(257)	(61)	2,191	(440)	2,177
	Acquisition, integration and reorganization costs	800	—	1,450	800	3,650
Noninterest expense used for efficiency ratio		$122,023	$120,923	$111,852	$364,117	$337,788

Net interest income (tax equivalent)		$262,276	$264,798	$246,575	$785,546	$731,132
Noninterest income		36,912	39,638	31,382	115,109	101,778
Net revenues		299,188	304,436	277,957	900,655	832,910
Less:	Gain on sale of securities	826	253	1,236	7,390	2,788
Net revenues used for efficiency ratio		$298,362	$304,183	$276,721	$893,265	$830,122

Efficiency ratio		40.9%	39.8%	40.4%	40.8%	40.7%
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
The new ALLL methodology included three primary changes: the quantitative component now employs a probability of default/loss given default ("PD/LGD") methodology; the loan segmentation groups our loan portfolio into 21 loan segments with similar risk characteristics (as opposed to 34 loan segments used under the previous methodology); and the historical range of loan performance history, the look-back period, was lengthened by one year.
The new PD/LGD methodology estimates the likelihood of loans defaulting based on the historical degree that similar loans defaulted, and it estimates the degree of credit loss based on the historical average degree of loss experienced for these similar loans. The reduced number of loan segments provides greater statistical validity by having more default and loss histories within each segment for the quantitative general allowance estimation. The look-back period was extended to capture loan performance back to January 1, 2009, a change from January 1, 2010 under the historical loss migration methodology. Extending this look-back period includes more historical loan performance information. The loss emergence period was unchanged as we continue to use seven quarters.
The methodology to estimate specific reserves for individually evaluated impaired loans did not change. The methodology to derive qualitative adjustments based on other internal or external factors was updated to align with the new PD/LGD methodology being applied to estimate the quantitative general allowance for unimpaired loans. As a result, the composition of the ALLL changed as the quantitative component increased and the qualitative component decreased as the new quantitative methodology now encompasses more information, such as the longer look-back period, that previously required a qualitative adjustment as part of determining the total ALLL estimate. These changes in the ALLL methodology did not result in material changes to management's overall ALLL estimate.

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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Return on Average Tangible Equity		2018	2018	2017	2018	2017
		(Dollars in thousands)
Net earnings		$116,287	$115,735	$101,466	$350,298	$273,781

Average stockholders' equity		$4,748,819	$4,832,480	$4,592,489	$4,826,944	$4,547,472
Less:	Average intangible assets	2,614,055	2,619,351	2,202,922	2,619,624	2,205,927
Average tangible common equity		$2,134,764	$2,213,129	$2,389,567	$2,207,320	$2,341,545

Return on average equity (1)		9.72%	9.61%	8.77%	9.70%	8.05%
Return on average tangible equity (2)		21.61%	20.98%	16.85%	21.22%	15.63%
___________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	September 30,	December 31,
Tangible Book Value Per Share	2018	2017
	(Dollars in thousands, except per share data)
Stockholders’ equity	$4,741,685	$4,977,598
Less: Intangible assets	2,610,776	2,628,296
Tangible common equity	$2,130,909	$2,349,302

Total assets	$24,782,126	$24,994,876
Less: Intangible assets	2,610,776	2,628,296
Tangible assets	$22,171,350	$22,366,580

Equity to assets ratio	19.13%	19.91%
Tangible common equity ratio (1)	9.61%	10.50%
Book value per share	$38.46	$38.65
Tangible book value per share (2)	$17.28	$18.24
Shares outstanding	123,283,450	128,782,878
_______________________________________

(1)	Tangible common equity divided by tangible assets.

(2)	Tangible common equity divided by shares outstanding.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Earnings Summary:
Net interest income	$260,317	$262,332	$241,690	$779,149	$716,615
Provision for credit losses	(11,500)	(17,500)	(15,119)	(33,000)	(51,346)
Noninterest income	36,912	39,638	31,382	115,109	101,778
Noninterest expense	(128,153)	(126,449)	(118,542)	(381,997)	(352,793)
Earnings before income taxes	157,576	158,021	139,411	479,261	414,254
Income tax expense	(41,289)	(42,286)	(37,945)	(128,963)	(140,473)
Net earnings	$116,287	$115,735	$101,466	$350,298	$273,781

Performance Measures:
Diluted earnings per share	$0.94	$0.92	$0.84	$2.79	$2.26
Annualized return on:
Average assets	1.89%	1.93%	1.82%	1.94%	1.67%
Average tangible equity (1)(2)	21.61%	20.98%	16.85%	21.22%	15.63%
Net interest margin (tax equivalent)	4.99%	5.18%	5.08%	5.09%	5.15%
Efficiency ratio	40.9%	39.8%	40.4%	40.8%	40.7%
_____________________________

(1)	Calculation reduces average stockholder's equity by average intangible assets.

(2)	See "- Non-GAAP Measurements."
Third Quarter of 2018 Compared to Second Quarter of 2018
Net earnings for the third quarter of 2018 were $116.3 million, or $0.94 per diluted share, compared to net earnings for the second quarter of 2018 of $115.7 million, or $0.92 per diluted share. The $0.6 million increase in net earnings from the prior quarter was due primarily to a lower provision for credit losses, offset partially by lower net interest income and lower noninterest income. The provision for credit losses decreased by $6.0 million in the third quarter of 2018 compared to the second quarter of 2018 due mainly to a lower level of loans rated special mention and a decrease in the provision related to the reserve for unfunded loan commitments. Net interest income declined by $2.0 million in the third quarter of 2018 compared to the second quarter of 2018 due mostly to higher deposit costs and a lower yield on average loans and leases, offset partially by a higher balance of average loans and leases. Noninterest income decreased by $2.7 million in the third quarter of 2018 compared to the second quarter of 2018 due primarily to a $6.4 million decline in other income, offset partially by a $2.6 million increase in warrant income and a $0.9 million increase in dividends and gains on equity investments.

Third Quarter of 2018 Compared to Third Quarter of 2017
Net earnings for the third quarter of 2018 were $116.3 million, or $0.94 per diluted share, compared to net earnings for the third quarter of 2017 of $101.5 million, or $0.84 per diluted share. The $14.8 million increase in net earnings was due mainly to higher net interest income of $18.6 million, higher noninterest income of $5.5 million, and a lower provision for credit losses of $3.6 million, offset partially by higher noninterest expense of $9.6 million. The increase in net interest income was due mostly to higher balances of average loans and leases and average investment securities and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. The increase in noninterest income was due primarily to higher warrant income of $3.1 million and higher other commissions and fees of $2.5 million. The decrease in the provision for credit losses was due principally to the reduction in special mention loans during the third quarter of 2018, while special mention loans increased during the third quarter of 2017. The increase in noninterest expense was due mainly to higher compensation expense of $7.9 million and higher intangible asset amortization of $2.5 million attributable to the intangible assets added from the CUB acquisition.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net earnings for the nine months ended September 30, 2018 were $350.3 million, or $2.79 per diluted share, compared to net earnings for the nine months ended September 30, 2017 of $273.8 million, or $2.26 per diluted share. The $76.5 million increase in net earnings was due primarily to higher net interest income of $62.5 million, a lower provision for credit losses of $18.3 million, higher noninterest income of $13.3 million, and lower income tax expense of $11.5 million, offset partially by higher noninterest expense of $29.2 million. The increase in net interest income was due mainly to higher balances of average loans and leases and average investment securities and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. The decrease in the provision for credit losses was due primarily to lower general reserve provisions for the first nine months of 2018 attributable to a lower level of cash flow loans in the portfolio during 2018 due mostly to the exit of cash flow lending at the end of 2017. The increase in noninterest income was due mainly to a higher gain on sale of securities of $4.6 million, higher warrant income of $3.6 million, and higher other commissions and fees of $3.5 million. The decrease in income tax expense was due primarily to the TCJA which reduced our effective tax rate to 26.9% for the nine months ended September 30, 2018 from 33.9% for the nine months ended September 30, 2017. The increase in noninterest expense was due mostly to higher compensation expense of $18.7 million, higher intangible asset amortization of $8.3 million, attributable to the intangible assets added from the CUB acquisition, and higher other professional services expense of $4.2 million.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	September 30, 2018			June 30, 2018			September 30, 2017
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)	$16,913,792	$264,371	6.20%	$16,576,361	$260,529	6.30%	$15,575,030	$235,818	6.01%
Investment securities (3)	3,844,201	29,711	3.07%	3,803,590	29,967	3.16%	3,510,956	29,495	3.33%
Deposits in financial institutions	108,485	519	1.90%	112,170	484	1.73%	171,455	538	1.24%
Total interest‑earning assets (4)	20,866,478	294,601	5.60%	20,492,121	290,980	5.70%	19,257,441	265,851	5.48%
Other assets	3,491,293			3,507,516			2,880,433
Total assets	$24,357,771			$23,999,637			$22,137,874

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$2,433,837	5,135	0.84%	$2,243,767	3,932	0.70%	$2,146,125	2,960	0.55%
Money market deposits	5,270,297	10,689	0.80%	5,013,119	8,072	0.65%	4,914,803	6,307	0.51%
Savings deposits	629,241	233	0.15%	656,310	245	0.15%	707,367	289	0.16%
Time deposits	1,778,552	5,064	1.13%	1,790,415	4,118	0.92%	2,256,259	3,515	0.62%
Total interest‑bearing deposits	10,111,927	21,121	0.83%	9,703,611	16,367	0.68%	10,024,554	13,071	0.52%
Borrowings	720,449	3,814	2.10%	549,665	2,649	1.93%	61,071	188	1.22%
Subordinated debentures	452,312	7,390	6.48%	451,973	7,166	6.36%	447,012	6,017	5.34%
Total interest‑bearing liabilities	11,284,688	32,325	1.14%	10,705,249	26,182	0.98%	10,532,637	19,276	0.73%
Noninterest‑bearing demand deposits	8,120,306			8,253,413			6,858,816
Other liabilities	203,958			208,495			153,932
Total liabilities	19,608,952			19,167,157			17,545,385
Stockholders’ equity	4,748,819			4,832,480			4,592,489
Total liabilities and
stockholders' equity	$24,357,771			$23,999,637			$22,137,874
Net interest income (4)		$262,276			$264,798			$246,575
Net interest rate spread (4)			4.46%			4.72%			4.75%
Net interest margin (4)			4.99%			5.18%			5.08%

Total deposits (5)	$18,232,233	$21,121	0.46%	$17,957,024	$16,367	0.37%	$16,883,370	$13,071	0.31%
Funding sources (6)	$19,404,994	$32,325	0.66%	$18,958,662	$26,182	0.55%	$17,391,453	$19,276	0.44%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Includes discount accretion on acquired loans of $6.1 million, $8.7 million, and $5.5 million for the three months ended September 30, 2018, June 30, 2018, and September 30, 2017, respectively.

(3)
Includes tax-equivalent adjustments of $1.5 million, $2.1 million, and $4.7 million for the three months ended September 30, 2018, June 30, 2018, and September 30, 2017, respectively, related to tax-exempt interest on municipal securities. The federal statutory tax rate utilized was 21% for the 2018 periods and 35% for the 2017 period.

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

	Nine Months Ended
	September 30, 2018			September 30, 2017
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)	$16,724,942	$776,160	6.20%	$15,457,683	$694,614	6.01%
Investment securities (3)	3,779,007	87,613	3.10%	3,402,658	86,855	3.41%
Deposits in financial institutions	123,622	1,555	1.68%	123,023	967	1.05%
Total interest‑earning assets (4)	20,627,571	865,328	5.61%	18,983,364	782,436	5.51%
Other assets	3,516,331			2,925,110
Total assets	$24,143,902			$21,908,474

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$2,330,310	12,117	0.70%	$1,789,435	5,824	0.44%
Money market deposits	5,108,029	25,573	0.67%	4,896,639	15,710	0.43%
Savings deposits	656,703	736	0.15%	709,080	883	0.17%
Time deposits	1,830,444	12,880	0.94%	2,289,771	9,236	0.54%
Total interest‑bearing deposits	9,925,486	51,306	0.69%	9,684,925	31,653	0.44%
Borrowings	504,898	7,383	1.96%	369,953	2,272	0.82%
Subordinated debentures	455,277	21,093	6.19%	444,117	17,379	5.23%
Total interest‑bearing liabilities	10,885,661	79,782	0.98%	10,498,995	51,304	0.65%
Noninterest‑bearing demand deposits	8,227,576			6,701,135
Other liabilities	203,721			160,872
Total liabilities	19,316,958			17,361,002
Stockholders’ equity	4,826,944			4,547,472
Total liabilities and
stockholders' equity	$24,143,902			$21,908,474
Net interest income (4)		$785,546			$731,132
Net interest rate spread (4)			4.63%			4.86%
Net interest margin (4)			5.09%			5.15%

Total deposits (5)	$18,153,062	$51,306	0.38%	$16,386,060	$31,653	0.26%
Funding sources (6)	$19,113,237	$79,782	0.56%	$17,200,130	$51,304	0.40%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Includes discount accretion on acquired loans of $22.4 million and $19.4 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)
Includes tax-equivalent adjustments of $5.4 million and $14.4 million for the nine months ended September 30, 2018 and 2017, respectively, related to tax-exempt income on municipal securities. The federal statutory tax rate utilized was 21% for the 2018 period and 35% for the 2017 period.

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

Third Quarter of 2018 Compared to Second Quarter of 2018
Net interest income decreased by $2.0 million to $260.3 million for the third quarter of 2018 compared to $262.3 million for the second quarter of 2018 due to interest expense growth exceeding interest income growth. Interest expense increased due mainly to higher deposit costs and one additional day in the third quarter. Interest income increased due primarily to a higher balance of average loans and leases and one additional day in the third quarter, offset partially by a lower yield on average loans and leases. The tax equivalent yield on average loans and leases was 6.20% for the third quarter of 2018 compared to 6.30% for the second quarter of 2018. The decrease in the yield on average loans and leases was due principally to lower discount accretion on acquired loans (14 basis points in the third quarter of 2018 compared to 21 basis points in the second quarter of 2018).
The tax equivalent NIM was 4.99% for the third quarter of 2018 compared to 5.18% for the second quarter of 2018. The decrease in the tax equivalent NIM was due mainly to higher deposit costs and a lower yield on average loans and leases resulting from lower discount accretion on acquired loans. The taxable equivalent adjustment for tax-exempt interest income on municipal securities contributed three basis points to the tax equivalent NIM for the third quarter of 2018 and four basis points for the second quarter of 2018.
The cost of average total deposits increased to 0.46% for the third quarter of 2018 from 0.37% for the second quarter of 2018 due to higher rates paid on deposits in conjunction with increased market interest rates.
Third Quarter of 2018 Compared to Third Quarter of 2017
Net interest income increased by $18.6 million to $260.3 million for the third quarter of 2018 compared to $241.7 million for the third quarter of 2017 due mainly to higher balances of average loans and leases and average investment securities and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. The yield on average loans and leases was 6.20% for the third quarter of 2018 compared to 6.01% for the same quarter of 2017. The increase in the yield on average loans and leases was due mainly to repricing of variable-rate loans attributable to the three increases in market interest rates during the first nine months of 2018 and three increases in market interest rates during 2017.
The tax equivalent NIM was 4.99% for the third quarter of 2018 compared to 5.08% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to a higher cost of average interest-bearing liabilities, a lower yield on average investment securities, and a decrease of five basis points resulting from a smaller tax equivalent adjustment due to the lower statutory federal tax rate, offset partially by the increase in the yield on average loans and leases as described above. The taxable equivalent adjustment for tax-exempt interest income on municipal securities contributed three basis points to the tax equivalent NIM for the third quarter of 2018 and 10 basis points for the third quarter of 2017.
The cost of average total deposits increased to 0.46% for the third quarter of 2018 from 0.31% for the third quarter of 2017 due to higher rates paid on deposits from competitive pressure and increased market interest rates.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net interest income increased by $62.5 million to $779.1 million for the nine months ended September 30, 2018 compared to $716.6 million for the nine months ended September 30, 2017 due mainly to higher balances of average loans and leases and average investment securities and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. The yield on average loans and leases was 6.20% for the nine months ended September 30, 2018 compared to 6.01% for the same period in 2017. The increase in the yield on average loans and leases was due mainly to repricing of variable-rate loans attributable to the three increases in market interest rates during the first nine months of 2018 and three increases in market interest rates during 2017.

The tax equivalent NIM for the nine months ended September 30, 2018 was 5.09% compared to 5.15% for the same period last year. The decrease in the tax equivalent NIM was due mostly to a higher cost of average interest-bearing liabilities, a lower yield on average investment securities, and a decrease of six basis points resulting from a smaller tax equivalent adjustment due to the lower statutory federal tax rate, offset partially by the increase in the yield on average loans and leases as described above. The taxable equivalent adjustment for tax-exempt interest income on municipal securities contributed three basis points to the tax equivalent NIM for the nine months ended September 30, 2018 and 10 basis points for the for the nine months ended September 30, 2017.
The cost of average total deposits increased to 0.38% for the nine months ended September 30, 2018 from 0.26% for the nine months ended September 30, 2017 due to higher rates paid on deposits in conjunction with increased market interest rates.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$11,500	$15,000	$14,573	$26,274	$48,060
Addition to reserve for unfunded loan commitments	—	2,500	546	6,726	3,286
Total provision for credit losses	$11,500	$17,500	$15,119	$33,000	$51,346

Credit Quality Metrics (1):
Net charge‑offs on loans and leases held for
investment (2)	$1,719	$17,136	$1,063	$23,810	$40,199
Annualized net charge‑offs to average loans and leases	0.04%	0.41%	0.03%	0.19%	0.35%
At period end:
Allowance for credit losses	$177,281	$167,500	$173,579
Allowance for credit losses to loans and leases
held for investment	1.03%	0.99%	1.11%
Allowance for credit losses to nonaccrual
loans and leases held for investment	156.9%	147.3%	110.1%

Nonaccrual loans and leases held for investment	$112,972	$113,745	$157,697
Performing TDRs held for investment	22,106	58,148	56,552
Total impaired loans and leases	$135,078	$171,893	$214,249

Classified loans and leases held for investment	$260,459	$236,292	$344,777
______________________

(1)
Amounts and ratios related to 2018 periods are for total loans and leases held for investment, net of deferred fees. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases held for investment, net of deferred fees.

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
We recorded a provision for credit losses of $11.5 million in the third quarter of 2018, $17.5 million in the second quarter of 2018, and $15.1 million in the third quarter of 2017. The provision for credit losses was $33.0 million for the nine months ended September 30, 2018 compared to $51.3 million for the nine months ended September 30, 2017.
The decrease in the provision for credit losses for the third quarter of 2018 compared to the second quarter of 2018 was due mainly to a lower level of special mention loans at September 30, 2018 compared to June 30, 2018 and a $2.5 million decrease in the provision related to the reserve for unfunded loan commitments. Loans rated special mention have a higher general reserve amount than loans rated pass.
The decrease in the provision for credit losses for the third quarter of 2018 compared to the third quarter of 2017 was due mostly to the reduction in special mention loans during the third quarter of 2018, while special mention loans increased during the third quarter of 2017.
The decrease in the provision for credit losses for the first nine months of 2018 compared to the same period last year was due primarily to lower general reserve provisions for the first nine months of 2018 attributable to a lower level of cash flow loans due mostly to the exit of cash flow lending at the end of 2017.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Noninterest Income	2018	2018	2017	2018	2017
	(In thousands)
Service charges on deposit accounts	$3,979	$4,265	$3,465	$12,418	$10,733
Other commissions and fees	12,397	11,767	9,944	34,429	30,917
Leased equipment income	9,120	9,790	8,332	28,497	29,442
Gain on sale of loans and leases	—	106	2,848	4,675	4,209
Gain on sale of securities	826	253	1,236	7,390	2,788
Other income:
Dividends and gains on equity investments	2,895	1,992	1,845	5,138	4,777
Warrant income	3,818	1,225	731	5,291	1,701
Other	3,877	10,240	2,981	17,271	17,211
Total noninterest income	$36,912	$39,638	$31,382	$115,109	$101,778
Third Quarter of 2018 Compared to Second Quarter of 2018
Noninterest income decreased by $2.7 million to $36.9 million for the third quarter of 2018 compared to $39.6 million for the second quarter of 2018 due mainly to decreases of $6.4 million in other income and $0.7 million in leased equipment income, offset partially by increases of $2.6 million in warrant income, $0.9 million in dividends and gains on equity investments, and $0.6 million in other commissions and fees. Other income and leased equipment income decreased in the third quarter due to lower gains on early lease terminations. Warrant income increased due to higher realized gains on exercised warrants resulting primarily from a $3.1 million gain on a warrant in a company that completed its IPO. Dividends and gains on equity investments increased due to higher realized gains on investments sold. The increase in other commissions and fees was attributable to higher loan-related fees.
Third Quarter of 2018 Compared to Third Quarter of 2017
Noninterest income increased by $5.5 million to $36.9 million for the third quarter of 2018 compared to $31.4 million for the third quarter of 2017 due mainly to increases of $3.1 million in warrant income, $2.5 million in higher other commissions and fees, $1.1 million in dividends and gains on equity investments, $0.9 million in other income, and $0.8 million in leased equipment income, offset partially by a $2.8 million decrease in gain on sale of loans and leases. Warrant income increased due mostly to a $3.1 million realized gain on an exercised warrant in a company that completed its IPO. Other commissions and fees increased due primarily to higher loan-related fees of $1.3 million, higher foreign exchange fees of $0.8 million, and higher credit card fee income of $0.3 million. Dividends and gains on equity investments increased due mostly to higher realized gains on investments sold. Other income increased due mainly to higher BOLI income. Leased equipment income increased due primarily to higher gains on early lease terminations. There was no gain on sale of loans and leases in the third quarter of 2018 compared to $2.8 million in the third quarter of 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Noninterest income increased by $13.3 million to $115.1 million for the nine months ended September 30, 2018 compared to $101.8 million for the nine months ended September 30, 2017 due mainly to increases of $4.6 million in gain on sale of securities, $3.6 million in warrant income, $3.5 million in other commissions and fees, and $1.7 million in service charges on deposit accounts. The increase in gain on sale of securities was attributable to a net gain of $7.4 million on sales of $492.7 million of securities during the nine months ended September 30, 2018 compared to a net gain of $2.8 million on sales of $182.7 million of securities during the nine months ended September 30, 2017. The securities sold in 2018 include $299.9 million that were sold for a gain of $6.3 million in the first quarter of 2018 primarily for reinvestment in higher quality liquid assets, yield, and credit risk purposes. Warrant income increased due mostly to a third quarter of 2018 $3.1 million realized gain on an exercised warrant in a company that completed its IPO. Other commissions and fees increased due primarily to higher foreign exchange fees of $2.7 million and higher credit card fee income of $1.5 million. Service charges on deposit accounts increased due mainly to higher analysis charges as a result of the CUB acquisition.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Noninterest Expense	2018	2018	2017	2018	2017
	(In thousands)
Compensation	$72,333	$69,913	$64,413	$213,269	$194,581
Occupancy	13,069	13,575	12,729	39,867	36,148
Data processing	6,740	6,896	6,459	20,295	19,811
Other professional services	6,058	5,257	4,213	15,754	11,567
Insurance and assessments	5,446	5,330	4,702	16,503	14,349
Intangible asset amortization	5,587	5,587	3,049	17,520	9,178
Leased equipment depreciation	5,001	5,237	4,862	15,613	15,719
Foreclosed assets (income) expense, net	(257)	(61)	2,191	(440)	2,177
Acquisition, integration and reorganization costs	800	—	1,450	800	3,650
Loan expense	2,249	3,058	3,421	7,578	10,692
Other	11,127	11,657	11,053	35,238	34,921
Total noninterest expense	$128,153	$126,449	$118,542	$381,997	$352,793
Third Quarter of 2018 Compared to Second Quarter of 2018
Noninterest expense increased by $1.7 million to $128.2 million for the third quarter of 2018 compared to $126.4 million for the second quarter of 2018 due mainly to increases of $2.4 million in compensation expense, $0.8 million in other professional services, and $0.8 million in acquisition, integration and reorganization costs, offset partially by decreases in most other expense categories. Compensation expense increased due mostly to higher stock compensation expense for our performance-based restricted stock units as we now expect to achieve a higher level of certain performance metrics, and higher commissions expense related to the increased warrant income. Other professional services increased due principally to higher legal and consulting expense. The increase in acquisition costs related to the recently announced pending acquisition of El Dorado.

Third Quarter of 2018 Compared to Third Quarter of 2017
Noninterest expense increased by $9.6 million to $128.2 million for the third quarter of 2018 compared to $118.5 million for the third quarter of 2017 due mainly to increases of $7.9 million in compensation expense, $2.5 million in intangible asset amortization, and $1.8 million in other professional services, offset partially by a decrease of $2.4 million in foreclosed assets expense. Compensation expensed increased due mostly to higher salary expense of $3.6 million, higher stock compensation expense of $1.7 million, higher bonus expense of $1.6 million, and higher commissions expense of $1.2 million. The increase in stock compensation expense related principally to performance-based restricted stock units for which the Company now expects to achieve a higher level of certain performance metrics. Intangible asset amortization increased due primarily to the intangible assets added from the CUB acquisition in October 2017. Other professional services increased due principally to higher consulting, legal, and internal audit expense. Foreclosed assets expense decreased due mainly to a $2.1 million write-down on foreclosed property taken in the third quarter of 2017 that did not repeat in the third quarter of 2018.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Noninterest expense increased by $29.2 million to $382.0 million for the nine months ended September 30, 2018 compared to $352.8 million for the nine months ended September 30, 2017 due mainly to increases of $18.7 million in compensation expense, $8.3 million in intangible asset amortization, $4.2 million in other professional services, and $3.7 million in occupancy expense, offset partially by decreases of $3.1 million in loan expense and $2.9 million in acquisition, integration and reorganization costs. Compensation expense increased due mostly to mostly to higher salary expense of $10.7 million, higher bonus expense of $4.3 million, higher stock compensation expense of $2.7 million, and higher commissions expense of $1.2 million. The increase in stock compensation expense related principally to performance-based restricted stock units for which the Company now expects to achieve a higher level of certain performance metrics. Intangible asset amortization increased due primarily to the intangible assets added from the CUB acquisition in October 2017. Other professional services increased due principally to higher consulting, legal, and internal audit expense. Occupancy expense increased due mainly to inclusion of the CUB operations since its acquisition. Loan expense decreased due principally to lower legal-related and other loan expenses. The acquisition, integration and reorganization costs for the nine months ended September 30, 2018 related to the pending El Dorado acquisition, while the costs for the same period last year related to the CUB acquisition.
Income Taxes
The effective tax rate for the third quarter of 2018 was 26.2% compared to 26.8% for the second quarter of 2018 and 27.2% for the third quarter of 2017. The effective tax rate was 26.9% and 33.9% for the nine months ended September 30, 2018 and 2017. The decrease in the effective tax rate for the nine months ended September 30, 2018 compared to the same period in 2017 was due primarily to the enactment of the TCJA, which reduced the federal statutory corporate tax rate to 21% effective January 1, 2018 from 35% in 2017. The Company recorded the effects of the TCJA in its financial statements as of December 31, 2017, and as a result of the completion of the Company’s 2017 federal income tax return in the third quarter of 2018, the Company considers its accounting for the effects of the TCJA to be complete. However, the legislation remains subject to potential amendments, technical corrections and further guidance at both the federal and state levels. The Company's blended statutory tax rate for federal and state is 28.6% and the estimated effective tax rate for the full year 2018 is approximately 27%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	September 30, 2018			June 30, 2018			December 31, 2017
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$249,831	7%	3.3	$263,588	7%	3.2	$246,274	7%	3.0
Agency CMOs	569,605	15%	5.0	554,891	14%	5.0	275,709	7%	6.8
Private label CMOs	110,450	3%	4.6	102,236	3%	4.8	125,987	3%	5.1
Municipal securities	1,271,583	33%	7.3	1,412,092	37%	7.3	1,680,068	45%	7.3
Agency commercial MBS	1,077,005	28%	5.1	1,097,216	28%	5.2	1,163,969	31%	5.4
U.S. Treasury securities	397,631	10%	3.2	262,341	7%	3.6	—	—%	—
SBA securities	67,586	2%	3.5	77,351	2%	3.4	160,334	4%	2.0
Asset-backed securities	58,452	2%	2.1	69,781	2%	2.2	88,710	2%	3.0
Corporate debt securities	18,190	—%	11.0	18,292	—%	11.3	19,295	1%	11.8
Collateralized loan obligations	—	—%	—	—	—%	—	7,015	—%	0.3
Equity investments (1)	—	—%	—	—	—%	—	7,070	—%	—
Total securities available-
for-sale	$3,820,333	100%	5.4	$3,857,788	100%	5.6	$3,774,431	100%	6.0
____________________________

(1)
In connection with our adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018, we reclassified $7.1 million of equity investments from securities available-for-sale to other assets in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated.

The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	September 30, 2018
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$280,001	22%
New York	140,528	11%
Washington	130,530	10%
Texas	64,728	5%
Ohio	56,125	4%
Oregon	52,478	4%
Florida	49,945	4%
Massachusetts	47,800	4%
Utah	46,813	4%
Iowa	46,550	4%
Total of ten largest states	915,498	72%
All other states	356,085	28%
Total municipal securities	$1,271,583	100%

Loans and Leases Held for Investment
The following table presents the composition of our total loans and leases held for investment as of the dates indicated:

	September 30, 2018		June 30, 2018		December 31, 2017 (1)
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$482,792	3%	$611,029	4%	$843,653	5%
Hospitality	589,360	3%	552,589	3%	695,043	4%
SBA program	550,535	3%	541,911	3%	551,606	3%
Other commercial real estate	3,310,136	19%	3,305,151	20%	3,295,438	20%
Total commercial real estate	4,932,823	28%	5,010,680	30%	5,385,740	32%
Income producing residential	2,618,964	15%	2,413,760	14%	2,245,058	13%
Other residential real estate	126,873	1%	141,935	1%	221,836	1%
Total residential real estate	2,745,837	16%	2,555,695	15%	2,466,894	14%
Total real estate mortgage	7,678,660	44%	7,566,375	45%	7,852,634	46%
Real estate construction and land:
Commercial	854,346	5%	831,462	5%	769,075	5%
Residential	1,146,611	7%	1,042,564	6%	822,154	5%
Total real estate construction and land	2,000,957	12%	1,874,026	11%	1,591,229	10%
Total real estate	9,679,617	56%	9,440,401	56%	9,443,863	56%
Commercial:
Lender finance & timeshare	1,817,471	11%	1,820,856	11%	1,609,937	9%
Equipment finance	682,994	4%	663,365	4%	656,995	4%
Other asset-based	406,702	2%	400,007	2%	425,354	3%
Premium finance	315,144	2%	300,072	2%	232,664	1%
Total asset-based	3,222,311	19%	3,184,300	19%	2,924,950	17%
Expansion stage	974,569	6%	1,009,700	6%	953,199	6%
Equity fund loans	628,213	4%	551,366	3%	471,163	3%
Early stage	293,012	2%	291,875	2%	443,370	3%
Late stage	136,101	—%	155,264	1%	255,003	1%
Total venture capital	2,031,895	12%	2,008,205	12%	2,122,735	13%
Secured business loans	693,363	4%	686,945	4%	743,824	4%
Security monitoring	606,639	4%	576,823	3%	573,066	3%
Other lending	488,422	3%	475,443	3%	475,584	3%
Cash flow	109,428	—%	134,396	1%	278,920	2%
Total other commercial	1,897,852	11%	1,873,607	11%	2,071,394	12%
Total commercial	7,152,058	42%	7,066,112	42%	7,119,079	42%
Consumer	398,471	2%	378,679	2%	409,801	2%
Total loans and leases held for investment,
net of deferred fees	$17,230,146	100%	$16,885,192	100%	$16,972,743	100%

_____________________________________

(1)	Excludes loans held for sale carried at lower of cost or fair value.

The following table presents the geographic composition of our real estate loans held for investment by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	September 30, 2018		December 31, 2017
		% of		% of
Real Estate Loans by State	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$5,457,244	57%	$5,206,633	55%
New York	768,247	8%	697,012	7%
Florida	558,965	6%	505,043	5%
Texas	331,097	3%	343,799	4%
Arizona	253,381	3%	263,621	3%
Illinois	220,710	2%	163,662	2%
Oregon	216,492	2%	152,849	2%
Virginia	210,673	2%	233,654	2%
Washington	210,510	2%	208,358	2%
New Jersey	169,019	2%	140,150	2%
Total of 10 largest states	8,396,338	87%	7,914,781	84%
All other states	1,283,279	13%	1,529,082	16%
Total real estate loans held for investment	$9,679,617	100%	$9,443,863	100%
The following table presents a roll forward of the loan and lease portfolio held for investment for the periods indicated:

	Three Months Ended	Nine Months Ended
Loans and Leases Held for Investment Roll Forward (1)	September 30, 2018	September 30, 2018
	(Dollars in thousands)
Balance, beginning of period	$16,885,192	$16,972,743
Additions:
Production	1,315,572	3,317,049
Disbursements	966,668	2,917,984
Total production and disbursements	2,282,240	6,235,033
Reductions:
Payoffs	(1,133,233)	(3,218,606)
Paydowns	(795,243)	(2,560,364)
Total payoffs and paydowns	(1,928,476)	(5,778,970)
Sales	(3,326)	(161,729)
Transfers to foreclosed assets	(2,176)	(3,235)
Charge-offs	(3,308)	(33,696)
Total reductions	(1,937,286)	(5,977,630)
Balance, end of period	$17,230,146	$17,230,146

Weighted average rate on production (2)	5.17%	5.16%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)
The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 31 basis points to loan yields for the nine months ended September 30, 2018.

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

We estimate the reserve for unfunded loan commitments using the same loss factors as used for the allowance for loan and lease losses. The reserve for unfunded loan commitments is computed using expected future usage of the unfunded commitments based on historical usage of unfunded commitments for the various loan types.
The allowance for credit losses is directly correlated to the credit risk ratings of our loans. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans on a regular basis. The credit risk ratings assigned to every loan and lease are either “pass,” “special mention,” “substandard,” or “doubtful” and defined as follows:

•	Pass: Loans and leases rated as "pass" are not adversely classified and collection and repayment in full are expected.

•
Special Mention: Loans and leases rated as "special mention" have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan or lease.

•
Substandard: Loans and leases rated as "substandard" have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.

•
Doubtful: Loans and leases rated as "doubtful" have all the weaknesses of those rated as "substandard," with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.

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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Allowance for Credit Losses Data (1)	2018	2018	2017	2017
	(Dollars in thousands)
Allowance for loan and lease losses	$141,920	$132,139	$133,012	$152,770
Reserve for unfunded loan commitments	35,361	35,361	28,635	20,809
Total allowance for credit losses	$177,281	$167,500	$161,647	$173,579

Allowance for credit losses to loans and leases held for investment	1.03%	0.99%	0.96%	1.11%
Allowance for credit losses to nonaccrual loans and leases held for investment	156.9%	147.3%	103.8%	110.1%
____________________________________________

(1)	Amounts and ratios related to 2018 periods are for total loans and leases. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases.

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Roll Forward (1)	2018	2018	2017	2018	2017
	(Dollars in thousands)
Balance, beginning of period (2)	$167,500	$167,136	$159,142	$168,091	$161,278
Provision for credit losses:
Addition to allowance for loan and lease losses	11,500	15,000	14,954	26,274	49,214
Addition to reserve for unfunded loan commitments	—	2,500	546	6,726	3,286
Total provision for credit losses	11,500	17,500	15,500	33,000	52,500
Loans and leases charged off:
Real estate mortgage	(726)	(4,747)	(531)	(8,071)	(2,217)
Real estate construction and land	—	—	—	—	—
Commercial	(2,373)	(13,424)	(4,984)	(25,321)	(46,965)
Consumer	(209)	(64)	(413)	(304)	(625)
Total loans and leases charged off	(3,308)	(18,235)	(5,928)	(33,696)	(49,807)
Recoveries on loans charged off:
Real estate mortgage	223	119	36	1,999	286
Real estate construction and land	22	18	353	49	370
Commercial	1,303	912	4,447	7,702	8,848
Consumer	41	50	29	136	104
Total recoveries on loans charged off	1,589	1,099	4,865	9,886	9,608
Net charge-offs	(1,719)	(17,136)	(1,063)	(23,810)	(40,199)
Balance, end of period	$177,281	$167,500	$173,579	$177,281	$173,579

Annualized net charge-offs to average loans and leases	0.04%	0.41%	0.03%	0.19%	0.35%
_________________________________________

(1)	Amounts and ratio related to 2018 periods are for total loans and leases. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases.

(2)	The allowance for credit losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance for the nine months ended September 30, 2018.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Charge-offs (1)	2018	2018	2017	2018	2017
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	—	—	—	692
SBA program	468	111	163	2,594	1,117
Other commercial real estate	258	4,492	43	5,271	65
Total commercial real estate	726	4,603	206	7,865	1,874
Income producing residential	—	144	—	145	—
Other residential real estate	—	—	325	61	343
Total residential real estate	—	144	325	206	343
Total real estate mortgage	726	4,747	531	8,071	2,217
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—
Commercial:
Lender finance & timeshare	—	—	202	8	202
Equipment finance	—	2,934	—	2,934	19
Other asset-based	673	—	400	1,033	400
Premium finance	—	—	—	—	—
Total asset-based	673	2,934	602	3,975	621
Expansion stage	1,142	2,195	384	5,811	6,429
Early stage	—	3,888	69	3,721	10,781
Equity fund loans	—	—	—	—	—
Late stage	—	—	2,971	—	2,971
Total venture capital	1,142	6,083	3,424	9,532	20,181
Security monitoring	—	—	—	—	—
Secured business loans	71	88	112	624	610
Other lending	487	78	1	1,251	927
Cash flow	—	4,241	845	9,939	24,626
Total other commercial	558	4,407	958	11,814	26,163
Total commercial	2,373	13,424	4,984	25,321	46,965
Consumer	209	64	413	304	625
Total charge-offs	$3,308	$18,235	$5,928	$33,696	$49,807
_______________________________________________
(1) Charge-offs related to 2018 periods are for total loans and leases. Charge-offs related to 2017 periods are for Non-PCI loans and leases.

Gross charge-offs were $3.3 million for the third quarter of 2018 and included $1.1 million for venture capital loans, $0.7 million for real estate mortgage loans, $0.7 million for asset-based loans, and $0.6 million for other commercial loans. This compares to gross charge-offs of $18.2 million for the second quarter of 2018 which included $6.1 million for venture capital loans, $4.7 million for real estate mortgage loans, $4.4 million for other commercial loans, and $2.9 million for asset-based loans.

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Recoveries (1)	2018	2018	2017	2018	2017
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	—	—	—	—
SBA program	18	19	32	294	63
Other commercial real estate	198	—	—	360	—
Total commercial real estate	216	19	32	654	63
Income producing residential	—	—	—	1,208	—
Other residential real estate	7	100	4	137	223
Total residential real estate	7	100	4	1,345	223
Total real estate mortgage	223	119	36	1,999	286
Real estate construction and land:
Commercial	22	11	14	42	31
Residential	—	7	339	7	339
Total real estate construction and land	22	18	353	49	370
Commercial:
Lender finance & timeshare	1	1	—	2	—
Equipment finance	—	—	1,392	90	3,377
Other asset-based	68	69	—	187	—
Premium finance	—	—	—	—	—
Total asset-based	69	70	1,392	279	3,377
Expansion stage	704	(9)	(95)	5,115	398
Early stage	281	65	2,692	563	3,656
Equity fund loans	—	—	—	—	—
Late stage	—	—	—	—	—
Total venture capital	985	56	2,597	5,678	4,054
Security monitoring	—	—	—	—	—
Secured business loans	160	241	146	553	705
Other lending	80	545	312	1,183	712
Cash flow	9	—	—	9	—
Total other commercial	249	786	458	1,745	1,417
Total commercial	1,303	912	4,447	7,702	8,848
Consumer	41	50	29	136	104
Total recoveries	$1,589	$1,099	$4,865	$9,886	$9,608
___________________________________________

(1)	Recoveries related to 2018 periods are for total loans and leases. Recoveries related to 2017 periods are for Non-PCI loans and leases.

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	September 30, 2018		June 30, 2018		December 31, 2017
		% of		% of		% of
Deposit Category	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$7,834,480	44%	$8,126,153	45%	$8,508,044	45%
Interest checking deposits	2,277,537	13%	2,184,785	12%	2,226,885	12%
Money market deposits	4,782,724	27%	4,631,658	26%	4,511,730	24%
Savings deposits	618,001	3%	643,642	4%	690,353	4%
Total core deposits	15,512,742	87%	15,586,238	87%	15,937,012	85%
Non-core non-maturity deposits	483,528	3%	607,388	3%	863,202	4%
Total non-maturity deposits	15,996,270	90%	16,193,626	90%	16,800,214	89%
Time deposits $250,000 and under	1,509,214	8%	1,394,117	8%	1,709,980	9%
Time deposits over $250,000	374,059	2%	341,449	2%	355,342	2%
Total time deposits	1,883,273	10%	1,735,566	10%	2,065,322	11%
Total deposits	$17,879,543	100%	$17,929,192	100%	$18,865,536	100%
Total deposits decreased by $49.6 million during the third quarter to $17.9 billion, due mainly to a decrease in non-core non-maturity deposits of $123.9 million and a decrease in core deposits of $73.5 million, offset partially by an increase in time deposits of $147.7 million. At September 30, 2018, core deposits totaled $15.5 billion, or 87% of total deposits, including $7.8 billion of noninterest-bearing demand deposits, or 44% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
September 30, 2018	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$519,676	$112,448	$632,124
Due in over three months through six months	350,276	160,295	510,571
Due in over six months through twelve months	519,277	59,246	578,523
Due in over 12 months through 24 months	94,205	39,034	133,239
Due in over 24 months	25,780	3,036	28,816
Total	$1,509,214	$374,059	$1,883,273
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At September 30, 2018, total off-balance sheet client investment funds were $2.0 billion, of which $1.5 billion was managed by S1AM. At December 31, 2017, total off-balance sheet client investment funds were $2.1 billion, of which $1.7 billion was managed by S1AM.

Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents nonperforming assets and performing TDRs information as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
	2018	2018	2017	2017
	(Dollars in thousands)
Nonaccrual loans and leases held for investment (1)(2)	$112,972	$113,745	157,545	$159,458
Accruing loans contractually past due 90 days or more	—	—	—	—
Foreclosed assets, net	4,407	2,231	1,329	11,630
Total nonperforming assets	$117,379	$115,976	$158,874	$171,088

Performing TDRs held for investment (3)	$22,106	$58,148	$56,838	$56,552
Nonaccrual loans and leases held for investment to
loans and leases held for investment (1)	0.66%	0.67%	0.93%	1.02%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.68%	0.69%	0.94%	1.09%
_______________________________________

(1)	Amounts and ratios are for total loans and leases held for investment, net of deferred fees.

(2)	Excludes loans held for sale carried at lower of cost or fair value at December 31, 2017.

(3)
Amounts and ratios related to 2018 periods are for total loans and leases held for investment, net of deferred fees. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases held for investment, net of deferred fees.

Nonperforming assets include nonaccrual loans and leases held for investment and foreclosed assets and totaled $117.4 million at September 30, 2018 compared to $116.0 million at June 30, 2018. The ratio of nonperforming assets to loans and leases held for investment and foreclosed assets decreased to 0.68% at September 30, 2018 from 0.69% at June 30, 2018.
Nonaccrual Loans and Leases Held for Investment
During the third quarter of 2018, nonaccrual loan and leases held for investment decreased by $0.8 million to $113.0 million at September 30, 2018 due mainly to $20.6 million in principal payments and other reductions, which included the full repayment of a $10.5 million nonaccrual residential real estate construction loan, offset partially by nonaccrual additions of $19.8 million, which included an $11.9 million venture capital loan. The decrease in nonaccrual loans and leases by loan category was attributable primarily to a $10.5 million decrease in nonaccrual residential real estate construction and land loans and a $3.4 million decrease in nonaccrual commercial real estate mortgage loans, offset partially by a $7.6 million increase in nonaccrual venture capital loans and a $4.9 million increase in nonaccrual asset-based loans. As of September 30, 2018, the Company's ten largest loan relationships on nonaccrual status had an aggregate carrying value of $83.2 million and represented 73.7% of total nonaccrual loans and leases.

The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	September 30, 2018		June 30, 2018		30 - 89 Days Past Due
		% of		% of	September 30,	June 30,
		Loan		Loan	2018	2018
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$29,723	0.6%	$33,105	0.7%	$824	$2,620
Residential	3,259	0.1%	3,527	0.1%	5,436	2,983
Total real estate mortgage	32,982	0.4%	36,632	0.5%	6,260	5,603
Real estate construction and land:
Commercial	—	—%	—	—%	—	—
Residential	—	—%	10,450	1.0%	8,498	5,969
Total real estate construction and land	—	—%	10,450	0.6%	8,498	5,969
Commercial:
Asset-based	34,619	1.1%	29,677	0.9%	—	—
Venture capital	35,520	1.7%	27,940	1.4%	1,028	—
Other commercial	9,579	0.5%	8,782	0.5%	222	230
Total commercial	79,718	1.1%	66,399	0.9%	1,250	230
Consumer	272	0.1%	264	0.1%	605	75
Total held for investment	$112,972	0.7%	$113,745	0.7%	$16,613	$11,877
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Property Type	2018	2018	2017	2017
	(In thousands)
Construction and land development	$219	$219	$219	$9,319
Multi-family	1,059	1,059	—	—
Single family residence	953	953	1,019	1,668
Commercial real estate	2,176	—	64	65
Total OREO, net	4,407	2,231	1,302	11,052
Other foreclosed assets	—	—	27	578
Total foreclosed assets	$4,407	$2,231	$1,329	$11,630
During the third quarter of 2018, foreclosed assets increased by $2.2 million to $4.4 million at September 30, 2018 due to additions of $2.2 million.

Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by portfolio segment as of the dates indicated:

	September 30, 2018		June 30, 2018		December 31, 2017
		Number		Number		Number
		of		of		of
Performing TDRs (1)	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate mortgage	$15,296	29	$50,500	32	$47,560	23
Real estate construction and land	5,533	2	5,549	2	5,690	2
Commercial	1,166	8	1,982	9	3,488	11
Consumer	111	3	117	3	100	2
Total performing TDRs held for investment	$22,106	42	$58,148	46	$56,838	38
______________________________________

(1)
Amounts related to 2018 periods are for total loans and leases held for investment, net of deferred fees. Amounts related to 2017 are for Non-PCI loans and leases held for investment, net of deferred fees.

During the third quarter of 2018, performing TDRs held for investment decreased by $36.0 million to $22.1 million at September 30, 2018 attributable to $6.6 million in payoffs and other reductions and the removal of a $29.4 million commercial real estate mortgage loan from TDR status due to the loan being restructured at current market terms with no concessions granted and the borrower not experiencing financial difficulties. The majority of the number of performing TDRs were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Loan and Lease Credit Risk Ratings (1)	2018	2018	2017 (2)	2017
	(Dollars in thousands)
Pass	$16,609,629	$16,142,052	$16,334,134	$14,900,080
Special mention	360,058	506,848	302,168	383,166
Classified	260,459	236,292	278,405	344,777
Total loans and leases held for investment,
net of deferred fees	$17,230,146	$16,885,192	$16,914,707	$15,628,023

Classified loans and leases held for investment
to loans and leases held for investment	1.51%	1.40%	1.65%	2.21%
______________________________________

(1)
Amounts and ratios related to 2018 periods are for total loans and leases held for investment, net of deferred fees. Amounts and ratios related to 2017 periods are for Non-PCI loans and leases held for investment, net of deferred fees.

(2)	Excludes loans held for sale carried at lower of cost or fair value.
During the third quarter of 2018, classified loans and leases held for investment increased by $24.2 million to $260.5 million at September 30, 2018 due mainly to a $34.4 million security monitoring cash flow loan being downgraded to classified status, offset partially by the full repayment of a $10.5 million classified nonaccrual residential real estate construction loan. The increase in classified loans and leases by loan category was attributable to a $40.7 million increase classified other commercial loans and a $7.5 million increase in classified asset-based loans, offset partially by a $10.5 million decrease in classified residential real estate construction and land loans, a $7.0 million decrease in classified venture capital loans, and a $6.5 million decrease in classified commercial real estate mortgage loans.

During the third quarter of 2018, special mention loans and leases decreased by $146.8 million to $360.1 million at September 30, 2018 due principally to a $47.8 million special mention commercial real estate loan being upgraded to pass status, the full repayment of a $33.4 million special mention healthcare real estate loan, and net pay downs, payoffs, and migrations out of the special mention category. The decrease in special mention loans and leases by loan category was attributable to an $102.4 million decrease in special mention commercial real estate mortgage loans, a $34.2 million decrease in special mention venture capital loans, and a $19.5 million decrease in special mention other commercial loans, offset partially by a $9.9 million increase in special mention residential real estate mortgage loans.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At September 30, 2018, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At September 30, 2018, such disallowed amounts were $669,000 for the Company and $45,000 for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2018, the Company and Bank were in compliance with the capital conservation buffer requirement. The capital conservation buffer will increase by 0.625% each year through 2019, at which point, the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer will be 7.0%, 8.5% and 10.5%, respectively.
The following table presents a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
September 30, 2018
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.10%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.18%	4.50%	6.375%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.18%	6.00%	7.875%	N/A	8.50%
Total capital (to risk weighted assets)	13.03%	8.00%	9.875%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	10.78%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	10.87%	4.50%	6.375%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	10.87%	6.00%	7.875%	8.00%	8.50%
Total capital (to risk weighted assets)	11.69%	8.00%	9.875%	10.00%	10.50%

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2017
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.66%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.91%	4.50%	5.750%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.91%	6.00%	7.250%	N/A	8.50%
Total capital (to risk weighted assets)	13.75%	8.00%	9.250%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.75%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.91%	4.50%	5.750%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.91%	6.00%	7.250%	8.00%	8.50%
Total capital (to risk weighted assets)	12.69%	8.00%	9.250%	10.00%	10.50%
_______________________________________

(1)
Ratios for September 30, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018; ratios for December 31, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017. The capital conservation buffer increases by 0.625% each year through 2019.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $452.9 million at September 30, 2018. At September 30, 2018, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $439.4 million were included in Tier II capital.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB as of September 30, 2018 of $3.6 billion, collateralized by a blanket lien on $5.2 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $2.1 billion as of September 30, 2018 collateralized by liens on $2.8 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $143.0 million with the FHLB and $125.0 million with correspondent banks. As of September 30, 2018, there was a $143.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2018, the Bank had $235.0 million of borrowings outstanding through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	September 30,	June 30,	December 31,
Primary Liquidity - On-Balance Sheet	2018	2018	2017
	(Dollars in thousands)
Cash and due from banks	$196,502	$245,998	$233,215
Interest-earning deposits in financial institutions	185,284	205,567	165,222
Securities available-for-sale	3,820,333	3,857,788	3,774,431
Less: pledged securities	(427,778)	(433,160)	(449,187)
Total primary liquidity	$3,774,341	$3,876,193	$3,723,681

Ratio of primary liquidity to total deposits	21.1%	21.6%	19.7%

Secondary Liquidity - Off-Balance Sheet	September 30,	June 30,	December 31,
Available Secured Borrowing Capacity	2018	2018	2017
	(In thousands)
Secured borrowing capacity with the FHLB	$3,587,256	$3,504,393	$3,789,949
Less: secured advances outstanding	(1,135,000)	(945,000)	(332,000)
Net secured borrowing capacity with the FHLB	2,452,256	2,559,393	3,457,949
Secured borrowing capacity with the FRBSF	2,073,375	1,253,347	1,766,188
Total secondary liquidity	$4,525,631	$3,812,740	$5,224,137

During the three months ended September 30, 2018, the Company's primary liquidity decreased by $101.9 million due primarily to a $49.5 million decrease in cash and due from banks, a $37.5 million decrease in securities available-for-sale, and a $20.3 million decrease in interest-earning deposits in financial institutions. The Company's secondary liquidity increased by $712.9 million during the third quarter of 2018 due to an $820.0 million increase in the borrowing capacity on the secured credit line with the FRBSF and an $82.9 million increase in the borrowing capacity on the secured borrowing line with the FHLB, offset partially by a $190.0 million increase in the amount borrowed from the secured borrowing line with the FHLB. The increase in the borrowing capacity with the FRBSF in the third quarter was due primarily to an increase in loan collateral resulting from pledging construction loans.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At September 30, 2018, core deposits totaled $15.5 billion and represented 87% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if corporate customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available off-balance sheet liquidity.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2018, brokered deposits totaled $1.1 billion, consisting of $615.8 million of brokered time deposits, $455.6 million of non-maturity brokered accounts, and $5.0 million of other brokered deposits. At December 31, 2017, brokered deposits totaled $1.6 billion, consisting of $732.2 million of brokered time deposits, $835.6 million of non-maturity brokered accounts, and $7.5 million of other brokered deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2018, we were in compliance with all of our established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO and the FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three and nine months ended September 30, 2018, PacWest received $155.0 million and $604.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $685.3 million at September 30, 2018, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At September 30, 2018, PacWest had $234.0 million in cash and due from banks, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program, which terminates on February 28, 2019. See "- Recent Events - Stock Repurchase Program" for additional information.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	September 30, 2018
		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits (1)	$1,721,218	$147,845	$14,178	$32	$1,883,273
Short-term borrowings	1,513,000	—	—	—	1,513,000
Long-term debt obligations (1)	135	31	—	541,697	541,863
Contractual interest (2)	10,642	2,394	373	2	13,411
Operating lease obligations	33,053	56,859	37,357	27,728	154,997
Other contractual obligations	43,313	66,549	13,769	35,346	158,977
Total	$3,321,361	$273,678	$65,677	$604,805	$4,265,521
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded. At September 30, 2018, our loan commitments, including standby letters of credit, totaled $7.4 billion. The commitments, a portion of which result in funded loans, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 10. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of September 30, 2018, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $48.7 million and $29.9 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $50.3 million and $29.2 million. We recognized a foreign currency translation net loss of $0.1 million for the nine months ended September 30, 2018 and a foreign currency translation net gain of $0.4 million for the nine months ended September 30, 2017.
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
We evaluated the results of our NII simulation model and MVE model prepared as of September 30, 2018, the results of which are presented below. Our NII simulation indicates that our balance sheet is asset-sensitive, while our MVE model indicates that our balance sheet had a slightly liability-sensitive profile. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2018. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at September 30, 2018. In order to arrive at the base case, we extend our balance sheet at September 30, 2018 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of September 30, 2018. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the substantial majority of our loans are variable rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. In the third quarter of 2018, our cost of average total deposits increased by nine basis points, while the average fed funds target rate increased by 21 basis points, resulting in a deposit beta of 45%. This is an increase from our deposit beta of 22% during the second quarter of 2018. We expect the deposit beta to be equal to or slightly higher in the fourth quarter than it was in the third quarter. The IRR model deposit beta assumptions are being updated for recent historical experience and will likely be higher than the current assumptions, which will result in reduced asset sensitivity. The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet and forward yield curve as the base scenario, with immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
September 30, 2018	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,131.2	10.3%	5.26%	0.49%
Up 200 basis points	$1,097.2	7.0%	5.10%	0.33%
Up 100 basis points	$1,061.8	3.5%	4.94%	0.17%
BASE CASE	$1,025.4	—	4.77%	—
Down 100 basis points	$985.3	(3.9)%	4.58%	(0.19)%
Down 200 basis points	$944.1	(7.9)%	4.39%	(0.38)%
Down 300 basis points	$924.0	(9.9)%	4.30%	(0.47)%
Total base case year 1 tax equivalent NII was $1.025 billion at September 30, 2018 compared to $1.019 billion at June 30, 2018. The $6.6 million increase in year 1 tax equivalent NII was attributable to higher yields on assets, offset partially by the growth in interest-bearing deposits and borrowings required to fund asset growth during the third quarter of 2018.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates, and the least favorable alternate rate vector that we model is the “Bull Steepener,” when short-term rates fall faster than long-term rates. In the “Bear Flattener” scenario, Year 1 tax equivalent NII increases by 1.26%, and in the “Bull Steepener” scenario, Year 1 tax equivalent NII decreases by 3.20%.
Of the $17.3 billion of total loans in the portfolio, $11.0 billion have variable interest rate terms (excluding hybrid loans discussed below). At September 30, 2018, $10.8 billion of these variable-rate loans have a loan rate higher than their floor rate, which allows them to reprice at their next reprice date upon a change in their index. Approximately 53% of the total variable-rate loans have a LIBOR index rate. Of the $184 million of loans with rates below their floor rates at September 30, 2018, $161 million (87.3%) will rise above their floor rates with a 100 basis point increase in market rates.
Additionally, approximately $2.9 billion of variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $203 million, $499 million, and $875 million in the next one, two, and three years.

Market Value of Equity
We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off‑balance sheet items, defined as the market value of equity, using our MVE model. This simulation model assesses the changes in the market value of our interest‑sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200, and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections include various assumptions regarding cash flows and interest rates and are by their nature forward‑looking and inherently uncertain.
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off‑balance sheet items existing at September 30, 2018.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
September 30, 2018	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$6,033.4	$(45.5)	(0.7)%	24.3%	127.2%
Up 200 basis points	$6,054.7	$(24.2)	(0.4)%	24.4%	127.7%
Up 100 basis points	$6,069.6	$(9.3)	(0.2)%	24.5%	128.0%
BASE CASE	$6,078.9	$—	—%	24.5%	128.2%
Down 100 basis points	$6,073.5	$(5.4)	(0.1)%	24.5%	128.1%
Down 200 basis points	$6,063.7	$(15.2)	(0.3)%	24.5%	127.9%
Down 300 basis points	$5,982.0	$(96.9)	(1.6)%	24.1%	126.2%
Total base case projected market value of equity was $6.1 billion at September 30, 2018 compared to $6.0 billion at June 30, 2018. The projected market value of equity increased by $73 million, while our overall MVE sensitivity profile has remained relatively unchanged. The increase in base case market value of equity was due primarily to: (1) a $106 million increase in the mark-to-market adjustment for loans and leases resulting from lower credit spreads used in the loan value calculation, and (2) a $2 million decrease in the mark-to-market adjustment for total deposits due to the modest shift in the mix of total deposits as noninterest-bearing deposits decreased to 44% of total deposits at September 30, 2018 from 45% at June 30, 2018, offset partially by (3) a $36 million decrease in the book value of stockholders' equity due mainly to the combination of $74 million in dividends, $65 million in stock repurchases under the Stock Repurchase Program, a $22 million decline in accumulated other comprehensive income, and $116 million in net earnings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the third quarter of 2018:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
			as Part of	That May Yet
		Average	Publicly	Be Purchased
	Total Number of	Price Paid	Announced	Under the
Purchase Dates	Shares Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
July 1 - July 31, 2018	642,012	$50.14	642,012	$142,515
August 1 - August 31, 2018	634,486	$51.05	634,486	$110,126
September 1 - September 30, 2018	4,199	$50.47	—	$110,126
Total	1,280,697	$50.59	1,276,498
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2018, June 30, 2018, and September 30, 2017, and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2018, March 31, 2018, and September 30, 2017, and nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to Condensed Consolidated Financial Statements (Filed herewith).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	November 7, 2018	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Accounting Officer