Form 10-K
period 2018-12-31
PACWEST BANCORP
filed 2019-02-27
CIK 1102112

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes     ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company
☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2018, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 29, 2018, was approximately $6.1 billion. Registrant does not have any nonvoting common equities.
As of February 21, 2019, there were 120,800,873 shares of registrant's common stock outstanding, excluding 1,431,616 shares of unvested restricted stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP
2018 ANNUAL REPORT ON FORM 10-K

PART I
Forward-Looking Information
This Form 10-K contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under "Item 1A. Risk Factors." Factors that might cause such differences include, but are not limited to:

•	our ability to compete effectively against other financial service providers in our markets;

•	the effect of the current interest rate environment or impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolios;

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

•
compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases, and/or changes in our asset or liability mix;

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

•	the effectiveness of our risk management framework and quantitative models;

•	the costs and effects of failure, interruption or breach of security of our systems or the systems of our contracted vendors;

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
Available Information
We maintain a corporate website at http://www.pacwestbancorp.com and a website for the Bank at http://www.pacificwesternbank.com. At http://www.pacwestbancorp.com and via the “Investor Relations” link at the Bank’s website, our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.
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

AFX	American Financial Exchange	FRB	Board of Governors of the Federal Reserve System
ALLL	Allowance for Loan and Lease Losses	FRBSF	Federal Reserve Bank of San Francisco
ALM	Asset Liability Management	FSOC	Financial Stability Oversight Council
ASC	Accounting Standards Codification	GLBA	Gramm-Leach-Bliley Act of 1999
ASU	Accounting Standards Update	IPO	Initial Public Offering
ATM	Automated Teller Machine	IRR	Interest Rate Risk
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013.	LIHTC	Low Income Housing Tax Credit
BHCA	Bank Holding Company Act of 1956, as amended	MBS	Mortgage-Backed Securities
BOLI	Bank Owned Life Insurance	MVE	Market Value of Equity
Brexit	Britain Exit (from the European Union)	NII	Net Interest Income
California Privacy Act	California Consumer Privacy Act of 2018	NIM	Net Interest Margin
CDI	Core Deposit Intangible Assets	Non-PCI	Non-Purchased Credit Impaired
CECL	Current Expected Credit Loss	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1	OFAC	U.S Treasury Department of Office of Foreign Assets Control
CFPB	Consumer Financial Protection Bureau	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PD/LGD	Probability of Default/Loss Given Default
CRA	Community Reinvestment Act	PWEF	Pacific Western Equipment Finance
CRI	Customer Relationship Intangible Assets	PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
CUB	CU Bancorp (a company acquired on October 20, 2017)	PCI	Purchased Credit Impaired
CU Bank	California United Bank (a wholly-owned subsidiary of CUB)	PRSUs	Performance-Based Restricted Stock Units
DBO	California Department of Business Oversight	S1AM	Square 1 Asset Management, Inc.
DGCL	Delaware General Corporation Law	SBA	Small Business Administration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SEC	Securities and Exchange Commission
DTAs	Deferred Tax Assets	SNCs	Shared National Credits
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	Square 1	Square 1 Financial, Inc. (a company acquired on October 6, 2015)
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		Tax Equivalent Net Interest Income	Net interest income adjusted for tax equivalent adjustments related to tax-exempt interest on certain loans and municipal securities
FASB	Financial Accounting Standards Board	Tax Equivalent NIM	NIM adjusted for tax equivalent adjustments related to tax-exempt interest on certain loans and municipal securities
FDIA	Federal Deposit Insurance Act	TCJA	Tax Cuts and Jobs Act
FDIC	Federal Deposit Insurance Corporation	TDRs	Troubled Debt Restructurings
FDICIA	Federal Deposit Insurance Corporation Improvement Act	TRSAs	Time-Based Restricted Stock Awards
FHLB	Federal Home Loan Bank of San Francisco	TruPS	Trust Preferred Securities
FinCEN	Financial Crimes Enforcement Network	U.S. GAAP	U.S. Generally Accepted Accounting Principles
		VIE	Variable Interest Entity

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and numerous loan production offices across the country through our Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. National Lending provides asset-based, equipment, real estate, and security cash flow loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers loans and a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
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
As of December 31, 2018, we had total assets of $25.7 billion, total loans and leases, net of deferred fees, of $18.0 billion, total deposits of $18.9 billion, and stockholders’ equity of $4.8 billion.
Our Business Strategy
We believe that stable, long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined credit underwriting standards. We continue to focus on originating high-quality loans and leases and growing our low-cost deposit base through our relationship-based business lending. These principles enable us to maintain operational efficiency, increase profitability, increase core deposits, and grow loans and leases in a sound manner.
Our loan and lease portfolio consists primarily of real estate mortgage loans, real estate construction and land loans, and commercial loans and leases. We pursue attractive growth opportunities to expand and enter new markets aligned with our business model and strategic plans. Additionally, we focus on cultivating strong relationships with private equity and venture capital firms nationwide, many of which are also our clients and/or may invest in our clients.
Our reputation, expertise, and relationship-based business banking model enable us to deepen our relationships with our customers. We leverage our relationships with existing customers by cross-selling our products and services, including attracting deposits from and offering cash management solutions to our loan and lease customers. We price our deposit products with a view to maximizing our share of each customer's financial services business and prudently managing our cost of funds.

Focusing on operational efficiency is critical to our profitability and future growth. We carefully manage our cost structure and continuously refine and implement internal processes and systems to create further efficiencies and enhance our earnings.
Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed 29 acquisitions since 2000, including the CUB acquisition on October 20, 2017. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise.
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
At December 31, 2018, we had ATMs at 59 of our branches located in California. We are part of the MoneyPass network that enables our customers to withdraw cash surcharge-free and service charge-free at over 25,000 ATM locations across the country. We provide access to customer accounts via a 24 hour seven-day-a-week, toll-free, automated telephone customer service and secure on-line banking services.
At December 31, 2018, our total deposits consisted of $16.3 billion in core deposits, $2.0 billion in time deposits and $0.5 billion in non-core non-maturity deposits. Core deposits represented 87% of total deposits at December 31, 2018, and were comprised of $7.9 billion in noninterest-bearing deposits, $2.8 billion in interest-bearing checking accounts, $5.0 billion in money market accounts and $0.6 billion in savings accounts. Our deposit base is also diversified by client type. As of December 31, 2018, no individual depositor represented more than 1.0% of our total deposits, and our top ten depositors represented 7.5% of our total deposits.
We face strong competition in gathering deposits from nationwide, regional, and community banks, credit unions, money market funds, brokerage firms and other non-bank financial services companies that target the same customers as we do. We compete actively for deposits and emphasize solicitation of noninterest-bearing deposits. We seek to provide a higher level of personal service than our larger competitors, many of whom have more assets, capital and resources than we do and who may be able to conduct more intensive and broader based promotional efforts to reach potential customers. Our cost of funds fluctuates with market interest rates and may be affected by higher rates being offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. Competition for deposits is also affected by the ease with which customers can transfer deposits from one institution to another.
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At December 31, 2018, total off-balance sheet client investment funds were $1.9 billion, of which $1.5 billion was managed by S1AM.

Lending Activities
Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer loans. Our commercial real estate loans and real estate construction loans are secured by a variety of property types. Our commercial loans and leases are diverse and generally include various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial companies during the various phases of their life cycles, secured business loans originated through our Community Banking group, and loans to security alarm monitoring companies. Until December 2017, we actively originated cash flow loans used to finance business acquisitions and recapitalizations to various types of borrowers, with greater emphasis on borrowers operating in the healthcare and technology industries. In December 2017, we exited most cash flow lending business lines, and we agreed to sell $1.5 billion of cash flow loans (of which $481.1 million were held for sale at December 31, 2017 and were subsequently sold in the first quarter of 2018). At December 31, 2018, we held $92.5 million of cash flow loans from the lending businesses that we exited.
We price loans to preserve our interest spread and maintain our net interest margin. Loan interest rates may be floating, fixed, or a combination thereof (“hybrid”) throughout the loan term. The rates on hybrid loans typically are fixed until a “reset” date when the rates then become floating. While we do not actively solicit direct consumer loans, we hold consumer loans, consisting primarily of purchased private student loans originated and serviced by third-party lenders. We also have an additional exposure to consumer loans as many of our lender finance and timeshare loans are secured by the receivables owed to our borrowers by individual consumers.
Some of our loans are participations in larger loans, and these participations may be considered a SNC. A SNC is any loan or commitment to extend credit aggregating $100 million or more at origination ($20 million or more prior to January 1, 2018), committed under a formal lending arrangement, and shared by three or more unaffiliated supervised institutions. The SNC program is governed by an inter-agency agreement among the FRB, the FDIC, and the OCC. These agencies review a selection of SNCs periodically, with such review conducted at the lead or agent bank, and deliver a credit risk rating to the participants holding the loans. At December 31, 2018 and 2017, we had SNC loans held for investment to 30 borrowers that totaled $840 million and to 55 borrowers that totaled $1.2 billion.
Real Estate Mortgage Loans and Real Estate Construction and Land Loans
Our real estate lending activities focus primarily on loans to professional developers and real estate investors for the acquisition, construction, refinancing, renovation, and on-going operation of commercial real estate. We also provide commercial real estate loans to borrowers operating businesses at these sites (owner occupied commercial real estate loans), including loans to municipalities, schools and school districts, and non-profit borrowers as part of our tax-exempt lending business line.
Our real estate secured loans include the following specific lending products:

•
Commercial real estate mortgage. Our commercial real estate mortgage loans generally are collateralized by first deeds of trust on specific commercial properties. The most prevalent types of properties securing our commercial real estate loans are office properties, hotels, retail properties, industrial properties, and various healthcare properties such as skilled nursing facilities and assisted living facilities. The properties are typically located in central business districts across the United States with a significant concentration of collateral properties located in California within our branch footprint. Our commercial real estate loans typically either have interest and principal payments due on an amortization schedule ranging from 25 to 30 years with a lump sum balloon payment due in one to ten years or may have an initial interest-only period followed by an amortization schedule with a lump sum balloon payment due in one to ten years. We also provide commercial real estate secured loans under the SBA's 7(a) Program and 504 Program. Compliant SBA 7(a) loans have an SBA guaranty for 75% of the principal balance. SBA 504 loans are 50% loan-to-value first deed of trust mortgage loans on owner occupied commercial real estate where a second deed of trust is also provided by a nonprofit certified development company. The SBA 7(a) and 504 mortgage loans repay on a twenty-five year amortization schedule.

•
Income producing and other residential real estate mortgage. Our income producing and other residential real estate mortgage loans generally are collateralized by first deeds of trust on specific multi-family and other residential properties. The most prevalent types of properties securing our income producing and other residential real estate loans are multi-family, condominium, pooled single-family rental properties, and individual single-family properties. We also purchase multi-family secured real estate mortgage loans from other banks due primarily to the favorable credit risk profile of multi-family loans. When we purchase multi-family loans from other banks, we re-underwrite the loans at time of purchase. Multi-family loans typically repay on a 30-year amortization schedule. We do not typically originate single-family mortgage loans, although we do purchase this type of loan from a third-party lender.

•
Real estate construction and land. Our real estate construction and land loans generally are collateralized by first deeds of trust on specific residential and commercial properties. The most prevalent types of properties securing our construction and land loans are multi-family, condominium, and hotel properties. Construction loans typically finance from 50% to 70% of the costs to construct residential and commercial properties. The terms are generally one to three years with short-term, performance-based extension options. We do not currently originate single-family construction loans, although we do purchase this type of loan from a third-party lender.

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
In addition to the points above, real estate construction loans are also subject to project-specific risks including, but not limited to, the following:

•	construction costs being more than anticipated;

•	construction taking longer than anticipated;

•	failure by developers and contractors to meet project specifications or timelines;

•	disagreement between contractors, subcontractors and developers;

•	demand for completed projects being less than anticipated; and

•	buyers of the completed projects not being able to secure permanent financing.
Real estate mortgage loans include loans secured by healthcare properties, primarily skilled nursing facilities. In addition to the points above, for a healthcare real estate loan, we evaluate facility clinical compliance and quality of care, assess the loan-to-value using per bed limitations based on market information, and analyze the payor mix and state and federal revenue sources.
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

•	considering market rental rates relative to our underwritten or projected rental rates;

•	considering the experience of our borrowers and our borrowers’ abilities to operate and manage the properties securing our loans;

•	evaluating the supply of comparable real estate and new supply under construction in the collateral's market area;

•	obtaining independent third-party appraisals that are reviewed by our appraisal department;

•	obtaining environmental risk assessments; and

•	obtaining seismic studies where appropriate.
With respect to real estate construction loans, in addition to the foregoing, we attempt to mitigate project-specific risks by:

•	considering the experience of our borrowers and our borrowers’ abilities to manage the properties during construction and into the stabilization periods;

•	obtaining project completion guaranties from our borrowers;

•	including covenants in our construction loan agreements that require the borrowers to fund costs that exceed the initial construction budgets;

•
implementing a controlled disbursement process for loan proceeds in accordance with an agreed upon schedule, which usually results in the borrowers' equity being invested before loan advances commence and which ensures the costs to complete the projects are in balance with our remaining unfunded loan commitments;

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
Commercial Loans and Leases
Our commercial loans and leases are diverse and generally include various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial companies during the various phases of their life cycles, secured business loans originated through our Community Banking group, and loans to security alarm monitoring companies.
Our commercial loans and leases include the following specific lending products:

•
Lender finance & timeshare. These are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables owed to our borrowers. The borrowers include commercial lenders, consumer lenders, and timeshare operators. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. The loans are typically revolving lines of credit with terms of one to three years with contractual borrowing availability as a percentage of eligible collateral.

•
Equipment finance. These are loans and leases used to purchase equipment essential to the operations of our borrower or lessee and are secured by the specific equipment financed. The primary source of repayment is the operating income of the borrower or lessee. The loan and lease terms are two to ten years and generally amortize to either a full repayment or residual balance or investment that is expected to be collected through a sale of the equipment to the lessee or a third party.

•
Other asset-based. These are loans used for working capital and are secured by trade accounts receivable and/or inventories. The primary sources of repayment are the operating incomes of the borrowers, the collection of the receivables securing the loans, and/or the sale of the inventories securing the loans. The loans are typically revolving lines of credit with terms of one to three years with contractual borrowing availability as a percentage of eligible collateral. In conjunction with our healthcare real estate loans, we may provide healthcare operators with asset-based loans secured by healthcare accounts receivable to support working capital needs.

•
Premium finance. These are loans used to finance annual life insurance premiums and are fully secured by the corresponding cash surrender value of life insurance contracts and other liquid collateral with one year terms that, generally, renew annually. The primary sources of repayment are the cash flow of the borrowers and guarantors, repayment from our loans being refinanced by other lenders, or the application of cash surrender value proceeds to the loans.

•
Venture capital. These are loans to venture-backed companies or loans directly to venture capital firms. Loans to venture-backed companies support the borrowers’ operations, including operating losses, working capital requirements, and fixed asset acquisitions. The borrowers are at various stages in their development (early, expansion, or late), and are, generally, reporting operating losses. The primary sources of repayment are future additional venture capital equity investments or the sale of the company or its assets. The loan terms are generally one to four years, and the loans are typically secured by a first priority, secured blanket lien on all corporate assets and/or a lien on intellectual property. This loan segment also includes equity fund loans which are loans made directly to venture capital firms, venture capital funds, and venture capital management companies to provide a bridge to the receipt of capital calls and to support the borrowers’ working capital needs, such as the cost of raising a new venture fund or leasehold improvements for new office space. The primary sources of repayment are receipt of capital calls, proceeds from sales of portfolio company investments, and management fees. The loan terms are generally one to four years, and the loans are typically secured by a first position lien on the assets of the business, an assignment of capital call rights and/or an assignment of management fees.

•
Secured business. These are secured business loans originated through the Community Banking group. The primary source of repayment is the cash flow of the borrowers. The loans can be up to five years and are secured by a specific asset or assets of the borrower.

•
Security monitoring. These are loans to security monitoring companies used to support the operations of companies that provide business and residential security systems and the accompanying alarm monitoring services. Loans to security monitoring companies are secured primarily by the monitoring contracts between the borrowers and their customers. The primary sources of repayment are the operating incomes of the borrowers, proceeds from the sales of security monitoring contracts to other monitoring companies, and proceeds from the sale of the borrowers themselves. The loans are typically revolving lines of credit with terms of one to three years with contractual borrowing availability as a ratio of the total recurring monthly billing amount from eligible monitoring contracts (collateral). Loans to security monitoring borrowers are usually considered leveraged loans. According to regulatory guidance, leveraged loans are typically loans where the proceeds are used for buyouts or acquisitions and where the resulting total debt levels are four or more times the annual adjusted earnings of the borrower.

•
Other lending. Loans aggregated into the category of “Other lending” are various commercial loan types including Community Banking group business loans secured by a blanket lien on the borrowers’ businesses, loans to homeowner associations, loans to municipalities and non-profit borrowers, and SBA 7(a) loans for small business expansion. The primary sources of repayments for the Community Banking group business loans, non-profit borrowers, and SBA 7(a) business expansion loans are the operations of the borrowers. The primary sources of repayment for loans to municipalities are tax collections from their tax jurisdictions.

•
Cash flow. Until December 2017, we actively originated cash flow loans to finance business acquisitions and recapitalizations to various types of borrowers, with greater emphasis on borrowers operating in the healthcare and technology industries. In December 2017, we exited most cash flow lending business lines, and agreed to sell $1.5 billion of cash flow loans (of which $481.1 million were held for sale at December 31, 2017 and were subsequently sold in the first quarter of 2018). At December 31, 2018, we held $114.1 million of cash flow loans, including $92.5 million from the lending businesses that we exited in December 2017.

Our portfolio of commercial loans and leases is subject to certain risks including, but not limited to, the following:

•	the economic conditions of the United States;

•	interest rate increases;

•	deterioration of the value of the underlying collateral;

•	increased competition in pricing and loan structure;

•	the deterioration of a borrower’s or guarantor’s financial capabilities; and

•	various environmental risks, including natural disasters, which can negatively affect a borrower’s business.
When underwriting commercial loans and leases, we seek to mitigate risk by using the following framework:

•	considering the prospects for the borrower's industry and competition;

•	considering our past experience with the borrower and with the collateral type;

•	considering our current loan and lease portfolio concentration by loan type and collateral type;

•	reviewing each loan request and renewal individually;

•	using our credit committee approval process for the approval of each loan request (or aggregate credit exposure) over a certain dollar amount; and

•	adhering to written loan underwriting policies and procedures including, among other factors, loan structures and covenants.
We actively manage real estate and commercial loans and seek to mitigate credit risk on most loans by using the following framework.

•	monitoring the economic conditions in the regions or areas in which our borrowers are operating;

•	measuring operating performance of our borrower or collateral and comparing it to our underwriting expectations;

•	assessing compliance with financial and operating covenants as set forth in our loan agreements and considering the effects of incidences of noncompliance and taking corrective actions;

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

Consumer Loans
Consumer loans are primarily purchased private student loans originated and serviced by third-parties that are not guaranteed by any program of the U.S. Government. These loans refinanced the outstanding student loan debt of borrowers who met certain underwriting criteria, with terms that fully amortize the debt over terms ranging from five to twenty years. Consumer loans may also include personal loans, auto loans, home equity lines of credit, revolving lines of credit, and other loans typically made by banks to individual borrowers.
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

Loan Concentrations
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31, 2018		December 31, 2017		December 31, 2016
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Commercial	$4,824,298	27%	$5,385,740	32%	$4,396,696	28%
Income producing and other residential	3,093,843	17%	2,466,894	14%	1,314,036	9%
Total real estate mortgage	7,918,141	44%	7,852,634	46%	5,710,732	37%
Real estate construction and land:
Commercial	912,583	5%	769,075	5%	581,246	4%
Residential	1,321,073	8%	822,154	5%	384,001	2%
Total real estate construction and land	2,233,656	13%	1,591,229	10%	965,247	6%
Total real estate	10,151,797	57%	9,443,863	56%	6,675,979	43%
Commercial:
Asset-based	3,305,421	18%	2,924,950	17%	2,948,941	19%
Venture capital	2,038,748	11%	2,122,735	13%	1,987,900	13%
Other commercial (1)	2,060,426	12%	2,071,394	12%	3,467,712	22%
Total commercial	7,404,595	41%	7,119,079	42%	8,404,553	54%
Consumer	401,321	2%	409,801	2%	375,422	3%
Total loans and leases held for
investment, net of deferred fees	$17,957,713	100%	$16,972,743	100%	$15,455,954	100%
_______________________________________

(1)
At December 31, 2018, the remaining balances of the technology, healthcare, and general cash flow loans held for investment of the lending businesses that we exited in December 2017 totaled $92.5 million. At December 31, 2017 and 2016, the balances of these loans totaled $249.3 million and $2.3 billion. Such cash flow loans are included in the "Other commercial" loan portfolio class in the table.

Our loan portfolio segments of real estate mortgage loans, real estate construction and land loans, and commercial loans comprised 44%, 13%, and 41% of our total loans and leases held for investment at December 31, 2018, respectively, compared to 46%, 10%, and 42% at December 31, 2017, respectively.
Real estate mortgage loans are diversified among various property types. At December 31, 2018, the three largest property types securing real estate mortgage loans were multi-family properties, office properties, and industrial properties, which comprised 36%, 16%, and 13%, of our real estate mortgage loans, respectively. At December 31, 2017, the three largest property types securing real estate mortgage loans were multi-family properties, industrial properties, and office properties, which comprised 27%, 15% and 14%, of our real estate mortgage loans, respectively.
At December 31, 2018 and 2017, 13% and 14% of the total real estate mortgage loans were owner occupied (where our borrowers were operating businesses on the premises that collateralize our loans).
Real estate construction and land loans are diversified among various property types. At December 31, 2018, the three largest property types for real estate construction and land loans were multi-family properties, hotel properties, and residential condominium properties, which comprised 32%, 14%, and 13% of our real estate construction and land loans, respectively. At December 31, 2017, the three largest property types for real estate construction and land loans were multi-family properties, residential condominium properties, and office properties, which comprised 27%, 10%, and 10% of our real estate construction and land loans, respectively.

At December 31, 2018, commitments secured by real estate construction projects totaled $4.9 billion with related outstanding loan balances of $2.2 billion. At December 31, 2017, commitments secured by real estate construction projects totaled $3.6 billion with related outstanding loan balances of $1.6 billion. At December 31, 2018, commitments related to construction projects in California totaled $2.8 billion or 57% of total real estate construction commitments, and commitments related to construction projects in New York City totaled $688.4 million or 14% of total real estate construction commitments.
At December 31, 2018, there were eight individual real estate construction commitments greater than or equal to $100 million with the largest two commitments both being $150.0 million. At December 31, 2018, these eight individual commitments totaled $940.8 million and had outstanding balances that totaled $259.2 million. The projects financed by these commitments were a hotel, office building, five multi-family projects, and a residential condominium complex. For these specific commitments, the average commitment to budgeted projected cost ratio was 51.4%.
At December 31, 2018, our largest individual loan commitment was $155.0 million and we had six individual loan commitments each of $150.0 million. These commitments were for equity fund loans, lender finance loans, and commercial construction loans. At December 31, 2018, our ten largest individual loan commitments totaled $1.5 billion and had corresponding outstanding balances that totaled $732.7 million. These ten largest commitments ranged from $130.0 million to $155.0 million. These commitments were for equity fund loans, lender finance loans, commercial construction loans, other commercial real estate loans, and secured business loans. At December 31, 2017, our ten largest individual loan commitments totaled $908.9 million and had corresponding outstanding balances that totaled $516.2 million. These ten largest commitments ranged from $75.0 million to $110.0 million. These commitments were for residential construction loans, lender finance loans, commercial construction loans, other commercial real estate loans, hospitality loans, and income producing residential loans.
Current Developments
Colorado Market Expansion
During the fourth quarter of 2018, we established executive offices and expanded our loan production capabilities to include Community Banking in the Denver, Colorado area. In January 2019, we hired a Colorado Market President to lead this effort. In February 2019, we applied for a license in Colorado to accept deposits and plan to open a full-service branch in Denver. We intend to follow our existing Community Banking group model of making business and real estate loans to local borrowers funded by low-cost, locally-obtained deposits.
Financing
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt, and equity. As a member of the FHLB, the Bank had secured financing capacity with the FHLB as of December 31, 2018 of $3.7 billion, collateralized by a blanket lien on $5.4 billion of qualifying loans. The Bank also had secured financing capacity with the FRBSF of $2.0 billion as of December 31, 2018 collateralized by liens on $2.7 billion of qualifying loans.

Information Technology Systems
We devote significant financial and management resources to maintain stable, reliable, efficient and scalable information technology systems. Where possible, we utilize third-party software systems that are hosted and supported by nationally recognized vendors.  We selectively employ proprietary software systems to support our specialty lending products.  We work with our third-party vendors to monitor and maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, automates numerous internal controls, improves customer experiences and reduces costs. Most customer records are maintained digitally. We also provide on-line, mobile, and telephone banking services to further improve the overall client experience. In 2018, we completed the migration of in-house and outsourced systems for managing customer accounts to an alternative platform to enhance the features and services available to our customers.
We use an enterprise data warehouse system in order to aggregate, analyze, and report key metrics associated with our customers and products. Data is collected across multiple systems so that standard and ad hoc reports are available to assist with managing our business.
We maintain an information technology strategic plan. This plan outlines how specific solutions support our overall goals, analyzes infrastructure for capacity planning, details migration plans to replace aging hardware and software, provides baseline projections for allocating information technology staff, discusses information security trends and measures, considers future technologies, and provides details on information technology initiatives over the next several years.
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
Risk Oversight and Management
We believe risk management is another core competency of our business. We have a comprehensive risk management process that measures, monitors, evaluates, and manages the risks we assume in conducting our activities. Our oversight of this risk management process is conducted by the Company’s Board of Directors (the “Board”) and its standing committees. The committees each report to the Board and the Board has overall oversight responsibility for risk management.
Our risk framework is structured to guide decisions regarding the appropriate balance between risk and return considerations in our business. Our risk framework is based upon our business strategy, risk appetite, and financial plans approved by our Board. Our risk framework is supported by an enterprise risk management program. Our enterprise risk management program integrates all risk efforts under one common framework. This framework includes risk policies, procedures, measured and reported limits and targets, and reporting. Our Board approves our risk appetite statement, which sets forth the amount and type of risks we are willing to accept in pursuit of achieving our strategic, business, and financial objectives. Our risk appetite statement provides the context for our risk management tools, including, among others, risk policies, delegated authorities, limits, portfolio composition, underwriting standards, and operational processes.
Competition
The banking business is highly competitive. We compete nationwide with other commercial banks and financial services institutions for loans and leases, deposits, and employees. Some of these competitors are larger in total assets and capitalization, with more offices over a wider geographic area and offer a broader range of financial services than our operations. Our most direct competition for loans comes from larger regional and national banks, diversified finance companies, venture debt funds, and service-focused community banks that target the same customers as we do. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include non-bank specialty lenders, insurance companies, private investment funds, investment banks, financial technology companies, and other financial and non-financial institutions.

Competition is based on a number of factors, including interest rates charged on loans and leases and paid on deposits, the scope and type of banking and financial services offered, convenience of our branch locations, customer service, technological changes, and regulatory constraints. Many of our competitors are large companies that have substantial capital, technological, and marketing resources. Some of our competitors have substantial market positions and have access to a lower cost of capital or a less expensive source of funds. Because of economies of scale, our larger, nationwide competitors may offer loan pricing that is more attractive than what we are willing to offer.
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
We differentiate ourselves in the marketplace through the quality of service we provide to borrowers while maintaining competitive interest rates, loan fees and other loan terms. We emphasize personalized relationship banking services and the efficient decision-making of our lending business units. We compete effectively based on our in-depth knowledge of our borrowers' industries and their business needs based upon information received from our borrowers' key decision-makers, analysis by our experienced professionals, and interaction between these two groups; our breadth of loan product offerings and flexible and creative approach to structuring products that meet our borrowers' business and timing needs; and our dedication to superior client service. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations, as to our continued ability to anticipate and adapt to changing conditions, and as to sufficiently improving our services and/or banking products in order to successfully compete in the marketplace.
Employees
As of January 31, 2019, we had 1,833 full time equivalent employees. None of the Company's employees are represented by collective bargaining agreements.
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

Supervision and Regulation
General
The Company and Bank are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. Such regulation is intended to, among other things, protect the interests of customers, including depositors, and the federal deposit insurance fund, as well as to minimize risk to the banking system as a whole. These regulations are not, however, generally charged with protecting the interests of our stockholders or other creditors. Described below are elements of selected laws and regulations applicable to our Company or the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, and in their application by regulatory agencies, cannot be predicted, and they may have a material effect on the business, operations, and results of our Company or the Bank. The current U.S. political environment adds additional uncertainty to the implementation, scope, and timing of regulatory reforms, including those related to the Dodd-Frank Act.
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
Under the BHCA, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries and such other activities that the FRB deems to be so closely related to banking as “to be a proper incident thereto.” We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the FRB determines that the activity is so closely related to banking as to be a proper incident to banking. The FRB’s approval must be obtained before the shares of any such company can be acquired.
The federal regulatory agencies also have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under “-Capital Requirements,” we are required to maintain minimum ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to total risk‑weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends or repurchase our shares. See “Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters - Dividends” and Note 20. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

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
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted. While the EGRRCPA reduced the impact of the Dodd-Frank Act on bank holding companies of our size, including in respect to stress testing, the Dodd-Frank Act nonetheless subjected us to additional significant regulatory requirements. In addition, as a result of the Dodd-Frank Act and our having in excess of $10 billion in total consolidated assets, the Company and the Bank are subject to the examination and supervision of the CFPB.
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

In addition, notification to the FRB is required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements. Under such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations. In addition, prior approval of the FRB is required prior to our repurchasing shares of our common stock.
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
PacWest’s primary source of liquidity is the receipt of cash dividends from the Bank. Various statutes and regulations limit the availability of cash dividends from the Bank. Dividends paid by the Bank are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. Dividends paid by the Bank during the previous three fiscal years exceeded the Bank's earnings during that same period by $28.5 million. Since the Bank had a retained deficit of $643.9 million at December 31, 2018, for the foreseeable future, any further cash dividends from the Bank to the Company will continue to require DBO and FDIC approval.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Holding Company Liquidity” and Note 20. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.
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

Basel III also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk‑weighted assets, Tier 1 to risk‑weighted assets or total capital to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). As of January 1, 2019, the capital conservation buffer is fully phased-in and the Company and the Bank are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk‑weighted assets of at least 7%, (ii) Tier 1 capital to risk‑weighted assets of at least 8.5%, and (iii) total capital to risk‑weighted assets of at least 10.5%.
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
The Company has outstanding subordinated debentures issued to trusts, which, in turn, issued trust preferred securities. The carrying amount of subordinated debentures totaled $453.8 million at December 31, 2018. Under Basel III, none of the Company’s trust preferred securities are included in Tier 1 capital, however $440.2 million of such trust preferred securities was included in Tier 2 capital at December 31, 2018. We believe that, as of December 31, 2018, the Company and the Bank met all capital adequacy requirements under Basel III. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Capital” for further information on regulatory capital requirements, capital ratios, and deferred tax asset limits as of December 31, 2018 for the Company and the Bank.
Stress Testing
Though the Company and Bank are no longer required to prepare annual stress tests pursuant to the Dodd-Frank Act, we continue to prepare an annual stress test of our capital, consolidated earnings and losses under adverse economic and market conditions. Our stress test results are considered by the FRB and FDIC in evaluating our capital adequacy and could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases.
Safety and Soundness Standards
As required by the FDIA, guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, and compensation, fees and benefits. The agencies have adopted regulations and interagency guidelines which set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. If an agency determines that a bank fails to satisfy any standard, it may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans. If an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the FDIA.

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
During the first quarter of 2016, the FDIC issued a final rule implementing a 4.5 basis points surcharge on the quarterly FDIC insurance assessments of insured depository institutions with more than $10 billion in total consolidated assets. The Bank became subject to the FDIC surcharge on July 1, 2016. The surcharge continued through September 30, 2018, when the Deposit Insurance Fund reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum reserve ratio of 1.35%. For the year ended December 31, 2018, we incurred $15.9 million of FDIC assessment expense.
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
In August 2015, the SEC adopted final rules implementing the pay ratio provisions of the Dodd-Frank Act by requiring companies to disclose the ratio of the compensation of its chief executive officer to the median compensation of its employees. Under SEC guidance issued in September 2017, companies such as the Company are able to use widely-recognized tests to determine who counts as an employee under the rule, use existing internal records such as payroll and tax information and describe the ratio as an estimate. For a registrant with a fiscal year ending on December 31, such as the Company, the pay ratio was first required as part of its executive compensation disclosure in proxy statements or Form 10-Ks filed in 2018.

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
The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) drafts regulations implementing the PATRIOT ACT and other anti-money laundering and Bank Secrecy Act legislation. In May 2017, a FinCEN rule became effective which requires financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions.
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
Community Reinvestment Act ("CRA")
The CRA generally requires the Bank to identify the communities it serves and to make loans and investments, offer products, make donations in, and provide services designed to meet the credit needs of these communities. The CRA also requires the Bank to maintain comprehensive records of its CRA activities to demonstrate how we are meeting the credit needs of our communities. These documents are subject to periodic examination by the FDIC. During these examinations, the FDIC rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the FDIC to take into account the record of a bank in meeting the credit needs of all of the communities served, including low‑and moderate‑income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Outstanding” as of its most recent examination. In the case of a bank holding company, such as the Company, when applying to acquire a bank, savings association, or a bank holding company, the FRB will assess the CRA record of each depository institution of the applicant bank holding company in considering the application.
In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks. We will continue to evaluate the impact of any changes to the CRA regulations.
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

The Gramm‑Leach‑Bliley Act of 1999 (the “GLBA”) requires financial institutions to implement policies and procedures regarding the disclosure of non-public personal information about consumers to non‑affiliated third parties. The GLBA requires disclosures to consumers on policies and procedures regarding the disclosure of such non-public personal information and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank’s policies and procedures. We have implemented privacy policies addressing these restrictions that are distributed regularly to all existing and new customers of the Bank.
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “California Privacy Act”), which is scheduled to take effect on January 1, 2020. The California Privacy Act, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. We expect this trend of state-level activity to continue, and are continually monitoring developments in the states in which we operate. For a further discussion of risks related to privacy and cybersecurity, see "Item 1A. Risk Factors" included in this Form 10-K.
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
U.S. economic conditions affect our operating results. The United States economy has been in a nine-year expansion since the Great Recession ended in 2009. This current expansion has been longer than most U.S. expansionary periods in recent history. In the event of an economic recession, our operating results could be adversely affected because we could experience higher loan and lease charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Brexit, including the possibility of Brexit without an agreement between the United Kingdom and the European Union, has the potential to impact global economic conditions which may in turn impact U.S. economic conditions, but we would not expect any direct impact as we do not operate in the United Kingdom. Various market conditions also affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans and leases. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which may adversely affect businesses’ ability to raise capital and/or service their debts.
An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

•	a decrease in the demand for our loans and leases and other products and services offered by us;

•	a decrease in our deposit balances due to overall reductions in the accounts of customers;

•	a decrease in the value of our loans and leases;

•	an increase in the level of nonperforming and classified loans and leases:

•	an increase in provisions for credit losses and loan and lease charge-offs;

•	a decrease in net interest income derived from our lending and deposit gathering activities;

•	a decrease in the Company's stock price; or

•	an increase in our operating expenses associated with attending to the effects of certain circumstances listed above.

Our ability to attract and retain qualified employees is critical to our success.
Our employees are our most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees to assist in executing our growth, acquisition, and business strategies. We also seek to retain proven, experienced senior employees with superior talent, augmented from time to time by external hires, to provide continuity of succession of our executive management team. In addition, the Company’s Board oversees succession planning, including review of the succession plans for the Chief Executive Officer and other members of executive management. If for any reason we are unable to continue to attract or retain qualified employees, our performance, could be materially and adversely affected.
Credit Risk
Credit Risk is the Risk of Loss Arising from the Inability or Failure of a Borrower or Counterparty to Meet its Obligation.
We may not recover all amounts that are contractually owed to us by our borrowers.
We are dependent on the collection of loan and lease principal, interest, and fees to partially fund our operations. A shortfall in collections and proceeds may impair our ability to fund our operations or to repay our existing debt.
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
Additionally, loans to venture-backed companies support the borrowers’ operations, including operating losses, working capital requirements and fixed asset acquisitions. Venture-backed borrowers are at various stages in their development and are, generally, reporting operating losses. The primary sources of repayment are future additional venture capital equity investments or the sale of the company or its assets. Our venture-backed borrowers’ business plans may fail, increasing the likelihood for credit losses related to loans to venture-backed companies.
At December 31, 2018, loans to venture-backed companies totaled $1.2 billion or 7% of total loans and leases. For the year ended December 31, 2018, net charge-offs related to venture-backed borrowers totaled $24.2 million or 55% of total net charge-offs for this period. In accordance with U.S. GAAP, we maintain an allowance for loan and lease losses to provide for loan defaults and non-performance. Our allowance for loan and lease losses allocable to loans to venture-backed borrowers may not be adequate to absorb actual credit losses arising from these loans, and future provisions for credit losses could materially and adversely affect our operating results.

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
Our loans and leases are concentrated by location, collateral value, and borrower type which could exacerbate credit losses if certain markets or industries were to experience economic difficulties or operating issues.
Real estate mortgage loans and real estate construction and land loans comprised 57% of our total loans and leases at December 31, 2018. Of total loans and leases, 32% are secured by real estate collateral located in California, 20% are secured by multi-family properties, and 5% are secured by commercial real estate construction projects.
For real estate mortgage loans, the respective primary and secondary sources of loan repayments are the net operating incomes of the properties and the proceeds from the sales or refinancing of the properties. For real estate construction and land loans, the primary source of loan repayments is the proceeds from the sales or refinancing of the properties following the completion of construction and the stabilization/attainment of sufficient debt service coverage. As such, our commercial real estate borrowers generally are required to refinance the loans with us or another lender or sell the properties to repay our loans.
We have a number of large credit relationships and individual commitments.
At December 31, 2018, we had 28 credit relationships with aggregate commitments greater than $100 million. These 28 relationships had commitments that totaled $4.8 billion and corresponding outstanding balances of $2.8 billion. These relationships include loans to borrowers where a common enterprise has been determined to exist. Examples of a common enterprise are control through majority ownership, common management, or the sharing of a material guarantor. The aggregated loans typically are not cross collateralized and each borrower's performance does not usually affect the collectability of the other loans in the aggregation.
At December 31, 2018, our largest individual loan commitment was $155.0 million and we had six individual loan commitments each of $150.0 million. These commitments were for equity fund loans, lender finance loans, and commercial construction loans. At December 31, 2018, our ten largest individual loan commitments totaled $1.5 billion and had corresponding outstanding balances that totaled $732.7 million. These ten largest commitments ranged from $130.0 million to $155.0 million. These commitments were for equity fund loans, lender finance loans, commercial construction loans, other commercial real estate loans, and secured business loans. At December 31, 2017, our ten largest individual loan commitments totaled $908.9 million and had corresponding outstanding balances that totaled $516.2 million. These ten largest commitments ranged from $75.0 million to $110.0 million. These commitments were for residential construction, lender finance loans, commercial construction loans, other commercial real estate, hospitality loans, and income producing residential loans.
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

A slowdown in venture capital investment levels may reduce the market for venture capital investment for our Venture Banking clients, which could adversely affect our business, results of operations, or financial condition.
Our Venture Banking group's strategy is focused on providing banking products and credit to entrepreneurial businesses, including in particular early- and expansion-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, and corporate investors. We derive a significant portion of deposits, including large deposits, from these companies and provide them with loans as well as other banking products and services. In many cases, our credit decisions are based on our analysis of the likelihood that our venture capital-backed clients will receive additional rounds of equity capital from investors. If the amount of capital available to such companies decreases, we could suffer loan losses, which could have a material adverse effect on our net earnings, allowance for loan and lease losses, financial condition, and results of operations.
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
The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, implied credit spreads, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio or any given market segment or industry in which we are invested. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving principal and interest payments sufficient to recover our amortized cost of the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition, or results of operations.

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
The primary source of the holding company's liquidity from which we pay dividends, among other things, is the receipt of dividends from the Bank.
The holding company, PacWest, is a legal entity separate and distinct from the Bank and our other subsidiaries. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the holding company, it is likely that we, in turn, would have to discontinue capital distributions in the form of dividends or share repurchases and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or subordinated debentures. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividend paid during such period. Dividends paid by the Bank during the previous three fiscal years exceeded the Bank's net earnings during that same period by $28.5 million. Since the Bank had an accumulated deficit of $643.9 million at December 31, 2018, for the foreseeable future, any cash dividends from the Bank to the holding company will continue to require DBO and FDIC approval. The inability of the Bank to pay dividends to the holding company could have a material adverse effect on our business, including the market price of our common stock.

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
The Company and the Bank are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as making TruPS payments or paying executive bonuses or dividends, and repurchasing or redeeming capital securities.
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
We are required by federal and state regulators to maintain adequate levels of capital. We may need to raise additional capital in the future to meet regulatory or other internal requirements. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.
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
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. The Company is subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision by the FDIC, DBO and CFPB. The laws and regulations applicable to us govern a variety of matters, including, but not limited to, permissible types, amounts and terms of loans and investments we make, the maximum interest rate that may be charged, consumer disclosures on the products and services we offer, the amount of reserves we must hold against our customers' deposits, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, restrictions on dividends and establishment of new offices by the Bank. We must obtain approval from our regulators before engaging in certain activities, including certain acquisitions, and there can be no assurance that any regulatory approvals we may require will be obtained, or obtained without conditions, either in a timely manner or at all. Our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute unsafe or unsound banking practice. While we have policies and procedures designed to prevent violations of the extensive federal and state regulations, any failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in regulatory enforcement actions, civil monetary penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition, or results of operation.
Regulations affecting banks and other financial institutions are undergoing continuous review and frequent change. The ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Also, participation in any future specific government stabilization programs may subject us to additional restrictions. There can be no assurance that laws, rules, and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker, or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest, or other charges earned on loans originated or sold, or (iv) otherwise materially and adversely affect our business or prospects for business. While new legislation in 2018 scaled back portions of the Dodd-Frank Act and the current administration in the United States may ultimately roll back or modify certain of the regulations adopted since the financial crisis, future changes in bank regulation are uncertain and could negatively impact our business.
Though the Company and Bank are no longer required to prepare annual stress tests pursuant to the Dodd-Frank Act, we continue to prepare an annual stress test of our capital, consolidated earnings and losses under adverse economic and market conditions. Our stress test results are considered by the FRB and FDIC in evaluating our capital adequacy and could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases.
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
In the normal course of business, we are routinely subjected to examinations and audits from federal, state, and local taxing authorities regarding tax positions taken by us and the determination of the amount of tax due. These examinations may relate to income, franchise, gross receipts, payroll, property, sales and use, or other tax returns filed, or not filed, by us. The challenges made by taxing authorities may result in adjustments to the amount of taxes due, and may result in the imposition of penalties and interest. If any such challenges are not resolved in our favor, they could have a material adverse effect on our financial condition, results of operations, and liquidity.

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
The financial services industry has become even more competitive as a result of legislative, regulatory and technological changes and continued banking consolidation, which may increase in connection with current economic, market and political conditions. We face substantial competition in all phases of our operations from a variety of competitors, including national banks, regional banks, community banks and, more recently, financial technology (or "fintech") companies. Many of our competitors offer the same banking services that we offer and our success depends on our ability to adapt our products and services to evolving industry standards. Increased competition in our market may result in reduced new loan and lease production and/or decreased deposit balances or less favorable terms on loans and leases and/or deposit accounts. We also face competition from many other types of financial institutions, including without limitation, non-bank specialty lenders, insurance companies, private investment funds, investment banks, and other financial intermediaries. While there are a limited number of direct competitors in the venture banking market, some of our competitors have long-standing relationships with venture firms and the companies that are funded by such firms. Many of our competitors have significantly greater resources, established customer bases, more locations, and longer operating histories.
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
Damage to our reputation could undermine the confidence of our current and potential customers and investors in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, customer and other third-party fraud, record-keeping, technology-related issues including but not limited to cyber fraud, regulatory investigations and any litigation that may arise from the failure or perceived failure to comply with legal and regulatory requirements. Defense of our reputation, trademarks, and other intellectual property, including through litigation, also could result in costs that could have a material adverse effect on our business, financial condition, or results of operations.

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
Our ability to execute our strategic initiatives successfully will depend on a variety of factors. These factors likely will vary based on the nature of the initiative but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking's anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic initiatives may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation, regulatory relationships and growth prospects. To the extent we issue capital stock in connection with future acquisitions, these transactions may be dilutive to tangible book value and will dilute share ownership.
Failure to keep pace with technological change could adversely affect our business.
The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. To keep pace with technology and provide sufficient scalability for growth, we completed the conversion to a new core processing system related to managing customer accounts during 2018. Many of our competitors, however, have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully implement core processing strategies could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
A failure, interruption or breach in the security of our systems, or those of contracted vendors, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.
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
A successful penetration or circumvention of the security of our systems, including those of our third-party vendors, could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss, loss of confidence in our security measures, customer dissatisfaction, increased insurance premiums, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
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
Risk from Accounting and Other Estimates
The Company's consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of intangible assets, the fair value estimates of certain assets and liabilities, and the realization of deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
There are risks resulting from the extensive use of models in our business.
We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Some of the decisions that our regulators make, including those related to capital distributions, could be affected due to the perception that the quality of the models used to generate the relevant information is insufficient, which could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 31, 2019, we had a total of 155 properties consisting of 75 full-service branch offices and 80 other offices. We own four locations and the remaining properties are leased. Our properties are located throughout the United States, however, approximately 75% are located in California. We lease our principal office, which is located at 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212.
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
Marketplace Designation and Holders
Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol “PACW.” As of February 21, 2019, and based on the records of our transfer agent, there were approximately 1,780 record holders of our common stock.
Dividends
For a discussion of dividend restrictions on the Company's common stock, or of dividends from the Company's subsidiaries to the Company, see “Item 1. Business - Supervision and Regulation - Dividends and Share Repurchases” and Note 20. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2018, regarding securities issued and to be issued under our equity compensation plans in effect during fiscal year 2018:

Number of Securities
Remaining Available
		Number of Securities			for Future Issuance
		to be Issued		Weighted Average	Under Equity
		Upon Exercise of		Exercise Price of	Compensation Plans
		Outstanding		Outstanding	(Excluding Securities
		Options, Warrants		Options, Warrants	Reflected in
		and Rights		and Rights	Column (a))
Plan Category	Plan Name	(a)		(b)	(c)
Equity compensation plans	PacWest Bancorp 2017
approved by security holders	Stock Incentive Plan (1)	86,716	(2)	$—	3,078,304	(3)
PacWest Bancorp 2003
	Stock Incentive Plan (1)	227,361	(4)	—	—	(5)
Equity compensation plans
not approved by security holders	None	—		—	—
Total		314,077		$—	3,078,304
__________________________________

(1)
The PacWest Bancorp 2017 Stock Incentive Plan (the “2017 Incentive Plan”) was approved by our stockholders at our May 15, 2017 Annual Meeting of Stockholders, authorizing for issuance 4,000,000 shares. Upon approval of the 2017 Incentive Plan by our stockholders, the PacWest 2003 Stock Incentive Plan (the "2003 Incentive Plan") was frozen and no new awards can be granted under the 2003 Incentive Plan.

(2)
Amount includes PRSUs granted in 2018 that may be issued at the end of their three-year performance period if certain financial metrics are met. The number of units shown represents a target amount and the number of units that will ultimately vest is unknown. Amount does not include 772,081 shares of unvested time-based restricted stock outstanding under the 2017 Incentive Plan with a zero exercise price as of December 31, 2018.

(3)	The 2017 Incentive Plan permits these remaining shares to be issued in the form of options, restricted stock, or stock appreciation rights.
(4) Amount includes 85,310 PRSUs granted in 2017 that may be issued at the end of the three-year performance period if certain financial metrics are met and 142,051 shares that vested and were issued in February 2019 related to PRSUs granted in 2016. The number shown for units granted in 2017 represents a target amount and the number of units that will ultimately vest is unknown. Amount does not include 572,575 shares of unvested time-based restricted stock outstanding under the 2003 Incentive Plan with a zero exercise price as of December 31, 2018.
(5) The 2003 Incentive Plan was frozen on May 15, 2017 and no new awards can be granted under the 2003 Incentive Plan. However, the 2017 PRSU awards were granted from the 2003 Incentive Plan and at the end of their three-year performance period, if performance is achieved and awards are earned, they will be issued from the 2003 Incentive Plan. The number of shares to be issued, if any, is unknown at this time.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Repurchases of Common Stock
The following table presents stock repurchases we made during the fourth quarter of 2018:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
			as Part of	That May Yet
		Average	Publicly	Be Purchased
	Total Number of	Price Paid	Announced	Under the
Purchase Dates	Shares Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
October 1 – October 31, 2018	7,779	$48.40	—	$110,126
November 1 – November 30, 2018	33,306	$41.12	—	$110,126
December 1 – December 31, 2018	—	$—	—	$110,126
Total	41,085	$42.50	—
___________________________________

(1)	Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.
(2) The Stock Repurchase Program was initially authorized by PacWest's Board of Directors on October 17, 2016, pursuant to which the Company could, until December 31, 2017, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. On November 15, 2017 PacWest's Board of Directors amended the Stock Repurchase Program to reduce the authorized purchase amount to $150 million and extend the maturity date to December 31, 2018. On February 14, 2018, PacWest's Board of Directors amended the Stock Repurchase Program to increase the authorized purchase amount to $350 million and extend the maturity date to February 28, 2019. On February 24, 2019, effective upon the maturity of the current Stock Repurchase Program on February 28, 2019, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $225 million until February 29, 2020. All shares repurchased under the Stock Repurchase Programs were retired upon settlement.

Five‑Year Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2018, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the “NASDAQ Composite Index”), and (2) the Total Return Index for KBW NASDAQ Regional Bank Stocks (the “KBW Regional Banking Index”). This comparison assumes $100 was invested on December 31, 2013, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company's total cumulative loss was 2.31% over the five year period ending December 31, 2018 compared to gains of 65.84% and 42.33% for the NASDAQ Composite Index and KBW Regional Banking Index.
___________________________________
* $100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2013	2014	2015	2016	2017	2018
PacWest Bancorp	$100.00	$110.92	$109.87	$146.23	$141.15	$97.69
NASDAQ Composite Index	100.00	114.62	122.81	133.19	172.11	165.84
KBW Regional Banking Index	100.00	113.21	113.82	140.51	170.84	142.33

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain of our financial and statistical information for each of the years in the five‑year period ended December 31, 2018. The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements as of December 31, 2018 and 2017, and for each of the years in the three‑year period ended December 31, 2018 and the related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” Our acquisitions may materially affect the comparability of the information reflected in the selected financial data presented in Item 6. Further information regarding our acquisitions can be found in Note 3. Acquisitions to our consolidated financial statements.

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts and percentages)
Results of Operations (1):
Interest income	$1,161,670	$1,052,516	$1,015,912	$883,938	$704,775
Interest expense	(120,756)	(72,945)	(54,621)	(60,592)	(42,398)
Net interest income	1,040,914	979,571	961,291	823,346	662,377
Provision for credit losses	(45,000)	(57,752)	(65,729)	(45,481)	(11,499)
Net interest income after provision for credit losses	995,914	921,819	895,562	777,865	650,878
Gain (loss) on sale of securities	8,176	(541)	9,485	3,744	4,841
FDIC loss sharing expense, net	—	—	(8,917)	(18,246)	(31,730)
Other noninterest income	140,459	129,114	111,907	98,812	69,076
Total noninterest income	148,635	128,573	112,475	84,310	42,187
Foreclosed assets income (expense), net	751	(1,702)	(1,881)	668	(5,401)
Acquisition, integration and reorganization costs	(1,770)	(19,735)	(200)	(21,247)	(101,016)
Other noninterest expense	(510,213)	(474,224)	(448,020)	(361,460)	(299,175)
Total noninterest expense	(511,232)	(495,661)	(450,101)	(382,039)	(405,592)
Earnings from continuing operations before
income tax expense	633,317	554,731	557,936	480,136	287,473
Income tax expense	(167,978)	(196,913)	(205,770)	(180,517)	(117,005)
Net earnings from continuing operations	465,339	357,818	352,166	299,619	170,468
Loss from discontinued operations before
income tax benefit	—	—	—	—	(2,677)
Income tax benefit	—	—	—	—	1,114
Net loss from discontinued operations	—	—	—	—	(1,563)
Net earnings	$465,339	$357,818	$352,166	$299,619	$168,905

Per Common Share Data:
Basic and diluted earnings per share (EPS):
Net earnings from continuing operations	$3.72	$2.91	$2.90	$2.79	$1.94
Net earnings	$3.72	$2.91	$2.90	$2.79	$1.92
Cash dividends declared per share	$2.30	$2.00	$2.00	$2.00	$1.25
Book value per share (2)(3)	$39.17	$38.65	$36.93	$36.22	$34.03
Tangible book value per share (2)(3)	$18.02	$18.24	$18.71	$17.86	$17.17
Shares outstanding at year-end (3)	123,190	128,783	121,284	121,414	103,022
Average shares outstanding for basic and diluted EPS	123,640	121,613	120,239	106,327	86,853
________________________________

(1)
Operating results of acquired companies are included from the respective acquisition dates. See Note 3. Acquisitions of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

(2)	For information regarding this calculation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Non‑GAAP Measurements.”

(3)	Includes 1,344,656 shares, 1,436,120 shares, 1,476,132 shares, 1,211,951 shares, and 1,108,505 shares of unvested restricted stock outstanding at December 31, 2018, 2017, 2016, 2015, and 2014.

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$25,731,354	$24,994,876	$21,869,767	$21,288,490	$16,234,605
Cash and cash equivalents	385,767	398,437	419,670	396,486	313,226
Investment securities	4,041,534	3,795,221	3,245,700	3,579,147	1,607,786
Loans and leases held for investment (4)	17,957,713	16,914,707	15,347,530	14,289,209	11,591,641
Goodwill	2,548,670	2,548,670	2,173,949	2,176,291	1,720,479
Core deposit and customer relationship intangibles	57,120	79,626	36,366	53,220	17,204
Deposits	18,870,501	18,865,536	15,870,611	15,666,182	11,755,128
Borrowings	1,371,114	467,342	905,812	621,914	383,402
Subordinated debentures	453,846	462,437	440,744	436,000	433,583
Stockholders’ equity	4,825,588	4,977,598	4,479,055	4,397,691	3,506,230

Performance Ratios:
Return on average assets	1.91%	1.58%	1.66%	1.70%	1.27%
Return on average equity	9.68%	7.71%	7.85%	7.99%	6.11%
Return on average tangible equity (2)	21.22%	15.15%	15.52%	15.76%	11.88%
Net interest margin	5.05%	5.10%	5.40%	5.60%	6.01%
Yield on average loans and leases	6.22%	5.97%	6.32%	6.51%	6.97%
Cost of average total deposits	0.44%	0.27%	0.20%	0.32%	0.28%
Efficiency ratio	41.0%	40.8%	39.8%	38.5%	41.6%
Equity to assets ratio (2)	18.8%	19.9%	20.5%	20.7%	21.6%
Tangible common equity ratio (2)	9.6%	10.5%	11.5%	11.4%	12.2%
Average equity to average assets ratio	19.8%	20.5%	21.2%	21.3%	20.7%
Dividend payout ratio	61.9%	69.1%	69.1%	71.8%	67.7%

Capital Ratios (consolidated):
Tier 1 leverage ratio	10.13%	10.66%	11.91%	11.67%	12.34%
Tier 1 capital ratio	10.01%	10.91%	12.31%	12.60%	13.16%
Total capital ratio	12.72%	13.75%	15.56%	15.65%	16.07%

Allowance for Credit Losses Data (4):
Allowance for credit losses	$169,333	$161,647	$161,278	$122,268	$76,767
Allowance for credit losses to loans and leases	0.94%	0.96%	1.05%	0.86%	0.66%
Allowance for credit losses to nonaccrual loans and leases	213.5%	103.8%	94.5%	94.8%	91.8%
Net charge-offs to average loans and leases	0.26%	0.40%	0.15%	0.06%	0.02%

Nonperforming Assets Data (5):
Nonaccrual loans and leases	$79,333	$157,545	$173,527	$133,615	$108,885
Accruing loan past due 90 days or more	—	—	—	700	—
Foreclosed assets, net	5,299	1,329	12,976	22,120	43,721
Total nonperforming assets	$84,632	$158,874	$186,503	$156,435	$152,606

Nonaccrual loans and leases to loans and leases	0.44%	0.93%	1.12%	0.92%	0.92%
Nonperforming assets to loans and leases and
foreclosed assets	0.47%	0.94%	1.21%	1.08%	1.28%
________________________________

(4)
Amounts and ratios related to 2018 are for total loans and leases held for investment, net of deferred fees. Amounts and ratios related to 2017 and prior years are for Non-PCI loans and leases held for investment, net of deferred fees.

(5)	Amounts and ratios are for total loans and leases held for investment, net of deferred fees.

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and numerous loan production offices across the country through our Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. National Lending provides asset-based, equipment, real estate, and security cash flow loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
At December 31, 2018, we had total assets of $25.7 billion, including $18.0 billion of total loans and leases, net of deferred fees, and $4.0 billion of securities available-for-sale, compared to $25.0 billion of total assets, including $17.5 billion of loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale at December 31, 2017. The $736.5 million increase in total assets during 2018 was due primarily to a $503.9 million increase in loans and leases and a $235.0 million increase in securities available-for-sale. The increase in loans and leases was driven mostly by production of $4.9 billion and disbursements of $4.1 billion, offset partially by payoffs and paydowns of $7.8 billion and sales of $641.9 million, including settlement of the loans held for sale at December 31, 2017. The increase in securities available-for-sale was due mainly to purchases exceeding sales, principal paydowns, maturities, and other reductions.
At December 31, 2018, we had total liabilities of $20.9 billion, including total deposits of $18.9 billion and borrowings of $1.4 billion compared to $20.0 billion of total liabilities, including total deposits of $18.9 billion and borrowings of $467.3 million at December 31, 2017. The $888.5 million increase in total liabilities during 2018 was due mainly to a $903.8 million increase in borrowings, primarily short-term FHLB advances, and a $409.7 million increase in core deposits, offset partially by a $345.0 million decrease in non-core non-maturity deposits and a $59.7 million decrease in time deposits. At December 31, 2018, core deposits totaled $16.3 billion, or 87% of total deposits, including $7.9 billion of noninterest-bearing demand deposits, or 42% of total deposits.
At December 31, 2018, we had total stockholders' equity of $4.8 billion compared to $5.0 billion at December 31, 2017. The $152.0 million decrease in stockholders' equity during 2018 was due mainly to $306.4 million of common stock repurchased under the Stock Repurchase Program, $288.2 million of cash dividends paid, and a $37.2 million decline in accumulated other comprehensive income, offset partially by $465.3 million in net earnings. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 10.01% and 12.72% at December 31, 2018.

Recent Events
Stock Repurchase Program
Our Stock Repurchase Program was initially authorized by PacWest's Board of Directors on October 17, 2016, pursuant to which the Company could, until December 31, 2017, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. On November 15, 2017, PacWest's Board of Directors amended the Stock Repurchase Program to reduce the authorized purchase amount to $150 million and extend the maturity date to December 31, 2018. On February 14, 2018, PacWest's Board of Directors amended the Stock Repurchase Program to increase the authorized purchase amount to $350 million and extend the maturity date to February 28, 2019. On February 24, 2019, effective upon the maturity of the current Stock Repurchase Program on February 28, 2019, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $225 million until February 29, 2020.
The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. During the fourth quarter of 2016, the Company repurchased 652,835 shares of common stock for a total amount of $27.9 million. During 2017, the Company repurchased 2,081,227 shares of common stock for a total amount of $99.7 million. During 2018, the Company repurchased 5,849,234 shares of common stock for a total amount of $306.4 million. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At December 31, 2018, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $110.1 million. After the authorization of a new Stock Repurchase Program on February 24, 2019, the amount that could be used to repurchase shares will be $225 million as of March 1, 2019.
CU Bancorp Acquisition
PacWest acquired CUB on October 20, 2017 in a transaction valued at $670.6 million. As part of the acquisition, CU Bank, a wholly-owned subsidiary of CUB, was merged with and into the Bank.
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
Loan Sales and Loans Held for Sale
In the fourth quarter of 2017, we entered into an agreement to sell $1.5 billion of cash flow loans (the "Cash Flow Loan Sale"). Of the $1.5 billion in loans sold, none were on nonaccrual and $4.7 million were classified, and we also exited our National Lending origination operations related to general, technology, and healthcare cash flow loans. These actions were taken to lower the Company's credit risk profile and improve its funding mix. As of December 31, 2017, $1.0 billion of the loans sold had settled, while $481.1 million were classified as held for sale. The loans held for sale at December 31, 2017 settled in the first quarter of 2018. In connection with the Cash Flow Loan Sale, we recognized $2.2 million in charge-offs during the fourth quarter of 2017 to record the loans at the lower of cost or fair value.
Federal Tax Reform
The TCJA was signed into law on December 22, 2017 and represented the first major overhaul of the United States federal income tax system in more than 30 years. The TCJA reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. Other changes affecting us include immediate deductions for acquisitions of certain fixed assets instead of deductions for depreciation expense over time, modification of the deduction for performance-based executive compensation, and limiting the amount of FDIC insurance assessments that are deductible. The effective tax rates for 2018 and 2017 were 26.5% and 35.5%.

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
Loan and Lease Growth
We actively seek new lending opportunities under an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Our commercial loans are diverse and generally include various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial companies during the various phases of their early life cycles, secured business loans originated through our Community Banking group, and loans to security alarm monitoring companies. Our loan origination process emphasizes credit quality. To augment our internal loan production, we have historically purchased multi-family loans from other banks. We have also purchased single-family mortgage and construction loans and private student loans from third-party lenders. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic, interest-rate risk, credit risk, and product composition of our loan portfolio. We price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans and leases, and we measure our success by the levels of our classified loans and leases, nonaccrual loans and leases, and net charge‑offs. We maintain an allowance for credit losses on loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off‑balance sheet credit exposure. Loans and leases which are deemed uncollectable are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio is based on our allowance methodology which considers various credit performance measures such as historical and current net charge‑offs, the levels and trends of classified loans and leases, the likelihood of loans defaulting based on the historical degree that similar loans defaulted and the resulting loss severity for these defaulted loans, and the overall level of outstanding loans and leases. For originated and acquired non‑impaired loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination date or after the acquisition date, respectively.

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
The Level of Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the largest components of which are compensation and occupancy expense. It also includes costs that tend to vary based on the volume of activity, such as loan and lease production and the number and complexity of foreclosed assets. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), and acquisition, integration and reorganization costs) by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain (loss) on sale of securities and gain (loss) on sales of assets other than loans and leases).
The following table presents the calculation of our efficiency ratio for the years indicated:

		Year Ended December 31,
Efficiency Ratio		2018	2017	2016
		(Dollars in thousands)
Noninterest expense		$511,232	$495,661	$450,101
Less:	Intangible asset amortization	22,506	14,240	16,517
	Foreclosed assets (income) expense, net	(751)	1,702	1,881
	Acquisition, integration and reorganization costs	1,770	19,735	200
Noninterest expense used for efficiency ratio		$487,707	$459,984	$431,503

Net interest income (tax equivalent)		$1,048,915	$999,362	$980,811
Noninterest income		148,635	128,573	112,475
Net revenues		1,197,550	1,127,935	1,093,286
Less:	Gain (loss) on sale of securities	8,176	(541)	9,485
Net revenues used for efficiency ratio		$1,189,374	$1,128,476	$1,083,801

Efficiency ratio		41.0%	40.8%	39.8%

Critical Accounting Policies and Estimates
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may ultimately differ significantly from these estimates and assumptions, which could have a material adverse effect on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.
Our significant accounting policies and practices are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." We have identified several policies and estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses on loans and leases held for investment, accounting for business combinations, and the realization of deferred income tax assets and liabilities.
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

Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors which are applied to our population of unimpaired loans and leases to estimate our general reserves. The quantitative loss factors consider the likelihood of loans defaulting based on the historical degree that similar loans defaulted and the degree of credit losses based on the historical average degree of loss experienced for these similar loans and leases pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current collateral values and performance trends, credit performance trends, and the loan portfolio's current composition. As noted below in "- Allowance for Loan and Lease Losses - Change in Methodology," we changed our methodology for calculating the ALLL in the second quarter of 2018. See that section for details regarding this change.
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
Allowance for Loan and Lease Losses - Change in Methodology
The allowance for loan and lease losses (“ALLL”) represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Our methodology to estimate the ALLL has three basic elements that include specific reserves for individually evaluated impaired loans, a quantitative general allowance for all other loans (including individually evaluated loans determined not to be impaired), and qualitative adjustments based on other factors which may be internal or external to the Company.
During the second quarter of 2018, we changed our methodology used to estimate the quantitative general allowance due to the growth and increased complexity of the loan portfolio.
The new ALLL methodology included three primary changes: the quantitative component now employs a probability of default/loss given default ("PD/LGD") methodology; the loan segmentation groups our loan portfolio into 21 loan pools with similar risk characteristics (as opposed to 34 loan pools used under the previous methodology); and the historical range of loan performance history, or look-back period, was lengthened by one year to ten years.
The new PD/LGD methodology estimates the likelihood of loans defaulting based on the historical degree that similar loans defaulted, and it estimates the degree of credit loss based on the historical average degree of loss experienced for these similar loans. The reduced number of loan pools provides greater statistical validity by having more default and loss histories within each pool for the quantitative general allowance estimation. The look-back period was extended to capture loan performance back to January 1, 2009, one year longer than under the historical loss migration methodology. Extending this look-back period includes more historical loan performance information. The loss emergence period was unchanged as we continue to use seven quarters.
The methodology to estimate specific reserves for individually evaluated impaired loans did not change. The methodology to derive qualitative adjustments based on other internal or external factors was updated to align with the new PD/LGD methodology being applied to estimate the quantitative general allowance for unimpaired loans. As a result, the composition of the ALLL changed as the quantitative component increased and the qualitative component decreased as the new quantitative methodology now encompasses more information, such as the longer look-back period, that previously required a qualitative adjustment as part of determining the total ALLL estimate. These changes in the ALLL methodology did not result in material changes to management's overall ALLL estimate at June 30, 2018.

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
Deferred Tax Assets and Liabilities
Our deferred tax assets and liabilities arise from differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We determine whether a deferred tax asset is realizable based on facts and circumstances, including our current and projected future tax position, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets may no longer be considered more likely than not and, accordingly, we could be required to record a valuation allowance on our deferred tax assets by charging earnings.

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

		Year Ended December 31,
Return on Average Tangible Equity		2018	2017	2016
		(Dollars in thousands)
Net earnings		$465,339	$357,818	$352,166

Average stockholders' equity		$4,809,667	$4,641,495	$4,488,862
Less:	Average intangible assets	2,616,820	2,279,010	2,219,756
Average tangible common equity		$2,192,847	$2,362,485	$2,269,106

Return on average equity (1)		9.68%	7.71%	7.85%
Return on average tangible equity (2)		21.22%	15.15%	15.52%
_____________________________

(1)	Net earnings divided by average stockholders' equity.

(2)	Net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	December 31,
Tangible Book Value Per Share	2018	2017	2016
	(Dollars in thousands, except per share data)
Stockholders’ equity	$4,825,588	$4,977,598	$4,479,055
Less: Intangible assets	2,605,790	2,628,296	2,210,315
Tangible common equity	$2,219,798	$2,349,302	$2,268,740

Total assets	$25,731,354	$24,994,876	$21,869,767
Less: Intangible assets	2,605,790	2,628,296	2,210,315
Tangible assets	$23,125,564	$22,366,580	$19,659,452

Equity to assets ratio	18.75%	19.91%	20.48%
Tangible common equity ratio (1)	9.60%	10.50%	11.54%
Book value per share	$39.17	$38.65	$36.93
Tangible book value per share (2)	$18.02	$18.24	$18.71
Shares outstanding	123,189,833	128,782,878	121,283,669
_______________________________________

(1)	Tangible common equity divided by tangible assets.

(2)	Tangible common equity divided by shares outstanding.

Results of Operations
Acquisitions Impact Earnings Performance
The comparability of financial information is affected by our acquisitions. We completed the acquisition of CUB on October 20, 2017, thereby impacting the comparability of the three years presented. This acquisition was accounted for using the acquisition method of accounting and, accordingly, CUB's operating results have been included in the consolidated financial statements from its acquisition date.
Earnings Performance
2018 Compared to 2017
Net earnings for the year ended December 31, 2018 were $465.3 million, or $3.72 per diluted share, compared to net earnings for the year ended December 31, 2017 of $357.8 million, or $2.91 per diluted share. The $107.5 million increase in net earnings was due to higher net interest income of $61.3 million, lower income tax expense of $28.9 million, a lower provision for credit losses of $12.8 million, and higher noninterest income of $20.1 million, offset partially by higher noninterest expense of $15.6 million. The increase in net interest income was due mainly to higher balances of average loans and leases and average investment securities and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. The decrease in income tax expense was due primarily to the TCJA which reduced our effective tax rate to 26.5% for the year ended December 31, 2018 from 35.5% for 2017. The decrease in the provision for credit losses was due mainly to lower specific provisions for impaired loans during 2018, higher recoveries of charge-off loans during 2018, and lower amounts of loans rated special mention and classified at December 31, 2018 compared to December 31, 2017. The increase in noninterest income was due mostly to a higher gain on sale of securities of $8.7 million, higher warrant income of $4.9 million, higher other commissions and fees of $4.1 million, and higher other income of $3.7 million. The increase in noninterest expense was due mainly to higher compensation expense of $16.0 million, higher intangible asset amortization of $8.3 million, higher other professional services expense of $4.6 million, and higher occupancy expense of $4.4 million, offset partially by lower acquisition, integration and reorganization costs of $18.0 million. The increases in these expense categories are primarily due to twelve months of CUB incremental operating expenses in 2018 compared to only 72 days of expense in 2017.
2017 Compared to 2016
Net earnings for the year ended December 31, 2017 were $357.8 million, or $2.91 per diluted share, compared to net earnings for the year ended December 31, 2016 of $352.2 million, or $2.90 per diluted share. The $5.7 million increase in net earnings was due to higher net interest income of $18.3 million, higher noninterest income of $16.1 million, a lower provision for credit losses of $8.0 million, and lower income tax expense of $8.9 million, offset partially by higher noninterest expense of $45.6 million. The increase in net interest income was attributable to higher average interest-earning asset balances, offset by lower discount accretion on acquired loans, lower yield on average loans and leases, and higher interest expense. The increase in noninterest income was due mainly to higher leased equipment income, higher gain on sale of loans and leases, lower FDIC loss sharing expense, and higher other income, offset partially by lower gain on sale of securities. The lower provision for credit losses was due primarily to lower general reserves of $14.1 million related to the sale of cash flow loans and lower amounts of loans rated special mention and classified at December 31, 2017 compared to December 31, 2016, offset partially by higher specific provisions for impaired loans during 2017. The increase in noninterest expense was due mostly to a $19.5 million increase in acquisition, integration and reorganization expense related to the CUB acquisition and incremental operating expenses of approximately $10 million for CUB's operations post-acquisition, primarily compensation expense.

Net Interest Income
The following table summarizes the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the years indicated:

	Year Ended December 31,
	2018			2017			2016
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)	$16,863,673	$1,048,984	6.22%	$15,954,026	$953,200	5.97%	$14,621,568	$924,294	6.32%
Investment securities (3)(4)	3,809,383	118,605	3.11%	3,504,808	117,564	3.35%	3,344,920	110,077	3.29%
Deposits in financial institutions	116,282	2,082	1.79%	137,228	1,543	1.12%	206,404	1,061	0.51%
Total interest‑earning assets (4)	20,789,338	1,169,671	5.63%	19,596,062	1,072,307	5.47%	18,172,892	1,035,432	5.70%
Other assets	3,516,020			3,038,673			3,002,178
Total assets	$24,305,358			$22,634,735			$21,175,070

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$2,445,094	20,049	0.82%	$1,928,249	8,715	0.45%	$1,141,476	2,439	0.21%
Money market deposits	5,107,888	39,194	0.77%	5,027,453	22,924	0.46%	4,357,921	12,276	0.28%
Savings deposits	641,720	1,009	0.16%	707,301	1,162	0.16%	758,973	1,528	0.20%
Time deposits	1,856,126	19,888	1.07%	2,247,168	12,893	0.57%	2,996,953	15,269	0.51%
Total interest-bearing deposits	10,050,828	80,140	0.80%	9,910,171	45,694	0.46%	9,255,323	31,512	0.34%
Borrowings	570,216	11,985	2.10%	388,896	3,638	0.94%	471,578	2,259	0.48%
Subordinated debentures	454,702	28,631	6.30%	447,684	23,613	5.27%	439,130	20,850	4.75%
Total interest‑bearing liabilities	11,075,746	120,756	1.09%	10,746,751	72,945	0.68%	10,166,031	54,621	0.54%
Noninterest‑bearing demand
deposits	8,211,475			7,076,445			6,370,452
Other liabilities	208,470			170,044			149,725
Total liabilities	19,495,691			17,993,240			16,686,208
Stockholders’ equity	4,809,667			4,641,495			4,488,862
Total liabilities and
stockholders' equity	$24,305,358			$22,634,735			$21,175,070
Net interest income (4)		$1,048,915			$999,362			$980,811
Net interest rate spread (4)			4.54%			4.79%			5.16%
Net interest margin (4)			5.05%			5.10%			5.40%

Total deposits (5)	$18,262,303	$80,140	0.44%	$16,986,616	$45,694	0.27%	$15,625,775	$31,512	0.20%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Includes discount accretion on acquired loans of $29.3 million, $26.1 million, and $79.5 million for 2018, 2017, and 2016, respectively.

(3)
Includes tax-equivalent adjustments of $6.5 million, $19.4 million, and $19.5 million for 2018, 2017, and 2016, respectively, related to tax-exempt interest on municipal securities. The federal statutory rate utilized was 21% for 2018 and 35% for 2017 and 2016.

(4)	Tax equivalent.

(5)
Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

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
The following table presents changes in interest income/expense and related changes in volume and rate for the years indicated:

	2018 Compared to 2017			2017 Compared to 2016
	Total	Increase (Decrease)		Total	Increase (Decrease)
	Increase	Due to		Increase	Due to
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In thousands)
Interest Income:
Loans and leases (1)	$95,784	$55,647	$40,137	$28,906	$81,346	$(52,440)
Investment securities (2)	1,041	9,815	(8,774)	7,487	5,334	2,153
Deposits in financial institutions	539	(264)	803	482	(449)	931
Total interest income (2)	97,364	65,198	32,166	36,875	86,231	(49,356)

Interest Expense:
Interest checking deposits	11,334	2,807	8,527	6,276	2,397	3,879
Money market deposits	16,270	373	15,897	10,648	2,118	8,530
Savings deposits	(153)	(105)	(48)	(366)	(99)	(267)
Time deposits	6,995	(2,569)	9,564	(2,376)	(4,141)	1,765
Total interest-bearing deposits	34,446	506	33,940	14,182	275	13,907
Borrowings	8,347	2,272	6,075	1,379	(455)	1,834
Subordinated debentures	5,018	375	4,643	2,763	413	2,350
Total interest expense	47,811	3,153	44,658	18,324	233	18,091

Net interest income (2)	$49,553	$62,045	$(12,492)	$18,551	$85,998	$(67,447)
_____________________

(1)	Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Tax equivalent.
2018 Compared to 2017
Net interest income increased by $61.3 million to $1.04 billion for the year ended December 31, 2018 compared to $979.6 million for the year ended December 31, 2017 due mainly to higher balances of average loans and leases and average investment securities and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. The yield on average loans and leases was 6.22% for the year ended December 31, 2018 compared to 5.97% for 2017. The increase in the yield on average loans and leases was due mainly to repricing of variable-rate loans attributable to higher short-term market interest rates.

The tax equivalent NIM for the year ended December 31, 2018 was 5.05% compared to 5.10% for the year ended December 31, 2017. The decrease in the tax equivalent NIM was due mostly to a higher cost of average interest-bearing liabilities, a lower yield on average investment securities, and a decrease of six basis points resulting from a smaller tax equivalent adjustment due to the lower statutory federal tax rate, offset partially by the increase in the yield on average loans and leases as described above. The taxable equivalent adjustment for tax-exempt interest income on municipal securities contributed three basis points to the tax equivalent NIM for the year ended December 31, 2018 and ten basis points for 2017.
The cost of average total deposits increased to 0.44% for the year ended December 31, 2018 from 0.27% for 2017 due mainly to higher rates paid on deposits in conjunction with increased market interest rates.
2017 Compared to 2016
Net interest income increased by $18.3 million to $979.6 million for the year ended December 31, 2017 compared to $961.3 million for the year ended December 31, 2016 due mainly to higher average interest-earning asset balances, offset partially by lower discount accretion on acquired loans, lower yields on average loans and leases, and higher interest expense. The loan and lease yield for the year ended December 31, 2017 was 5.97% compared to 6.32% for 2016. The decrease in the loan and lease yield was due mainly to the lower discount accretion on acquired loans and yields on new production being lower than the average portfolio yield. Total discount accretion on acquired loans was $26.1 million for the year ended December 31, 2017 (16 basis points on the loan and lease yield) compared to $79.5 million for 2016 (55 basis points on the loan and lease yield).
The tax equivalent NIM for the year ended December 31, 2017 was 5.10% compared to 5.40% for the year ended December 31, 2016. The decrease in the tax equivalent NIM was due mostly to lower discount accretion on acquired loans as described above. Total discount accretion on acquired loans contributed 14 basis points to the NIM for the year ended December 31, 2017 compared to 43 basis points for 2016. The taxable equivalent adjustment for tax-exempt interest income on municipal securities contributed 10 basis points to the tax equivalent NIM for the year ended December 31, 2017 and 11 basis points for 2016.
The cost of average total deposits increased to 0.27% for the year ended December 31, 2017 from 0.20% for 2016 primarily as a result of the general increase in deposit rates during 2017 as a result of the Federal Reserve's increases to federal funds rates.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2018	(Decrease)	2017	(Decrease)	2016
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$36,774	$(14,192)	$50,966	$(13,974)	$64,940
Addition to reserve for unfunded loan commitments	8,226	1,440	6,786	5,997	789
Total provision for credit losses	45,000	(12,752)	57,752	(7,977)	65,729

Credit Quality Metrics (1):
Net charge‑offs on loans and leases held for
investment (2)	$43,758	$(19,199)	$62,957	$40,967	$21,990
Net charge‑offs to average loans and leases	0.26%		0.40%		0.15%
At Year End:
Allowance for credit losses	$169,333	$7,686	$161,647	$369	$161,278
Allowance for credit losses to loans and leases
held for investment	0.94%		0.96%		1.05%
Allowance for credit losses to nonaccrual loans
and leases held for investment	213.5%		103.8%		94.5%

Nonaccrual loans and leases held for investment	$79,333	(76,451)	$155,784	$(14,815)	$170,599
Performing TDRs held for investment	17,701	(39,137)	56,838	(8,114)	64,952
Total impaired loans and leases	$97,034	(115,588)	$212,622	$(22,929)	$235,551

Classified loans and leases held for investment	$237,110	$(41,295)	$278,405	$(131,240)	$409,645
______________________

(1)
Amounts and ratios related to 2018 are for total loans and leases held for investment, net of deferred fees. Amounts and ratios related to 2017 and 2016 are for Non-PCI loans and leases held for investment, net of deferred fees.

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
The allowance for loan and lease losses has a general reserve component for loans and leases with no credit impairment and a specific reserve component for impaired loans and leases. Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors that are applied against the population of unimpaired loans and leases. The quantitative loss factors consider the likelihood of loans defaulting based on the historical degree that similar loans defaulted and the degree of credit losses based on the historical average degree of loss experienced for these similar loans and leases pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current collateral values and performance trends, credit performance trends, and the loan portfolio's current composition. As noted in " - Critical Accounting Policies and Estimates - Allowance for Credit Losses on Loans and Leases Held for Investment - Allowance for Loan and Lease Losses - Change in Methodology," we changed our ALLL methodology in the second quarter of 2018. See that section for details regarding this change.

We recorded a provision for credit losses of $45.0 million, $57.8 million, and $65.7 million for the years ended December 31, 2018, 2017, and 2016.
The provision for credit losses decreased by $12.8 million to $45.0 million for the year ended December 31, 2018 compared to $57.8 million for the year ended December 31, 2017 due mainly to lower specific provisions for impaired loans during 2018, higher recoveries of charged off loans during 2018, and lower amounts of loans rated special mention and classified at December 31, 2018 compared to December 31, 2017. Loans rated special mention and classified have a higher general reserve amount than loans rated pass.
The provision for credit losses decreased by $8.0 million to $57.8 million for the year ended December 31, 2017 compared to $65.7 million for the year ended December 31, 2016 due primarily to lower general reserves of $14.1 million related to the sale of cash flow loans and lower amounts of loans rated special mention and classified at December 31, 2017 compared to December 31, 2016, offset partially by higher specific provisions for impaired loans during 2017.
Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are an increased amount of classified and/or impaired loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions. Changes in economic conditions include the rate of economic growth, the unemployment rate, the rate of inflation, increases in the general level of interest rates, declines in real estate values, and adverse conditions in borrowers’ businesses. For information regarding the allowance for credit losses on loans and leases held for investment, see "- Critical Accounting Policies and Estimates - Allowance for Credit Losses on Loans and Leases Held for Investment," "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment," Note 1(h). Nature of Operations and Summary of Significant Accounting Policies, and Note 6. Loans and Leases of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Noninterest Income
The following table summarizes noninterest income by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Income	2018	(Decrease)	2017	(Decrease)	2016
	(In thousands)
Service charges on deposit accounts	$16,509	$1,202	$15,307	$773	$14,534
Other commissions and fees	45,543	4,121	41,422	(5,704)	47,126
Leased equipment income	37,881	181	37,700	3,781	33,919
Gain on sale of loans and leases	4,675	(1,522)	6,197	5,288	909
Gain (loss) on sale of securities	8,176	8,717	(541)	(10,026)	9,485
FDIC loss sharing expense, net	—	—	—	8,917	(8,917)
Other income:
Dividends and gains on equity investments	3,807	(1,312)	5,119	858	4,261
Warrant income	7,478	4,946	2,532	1,130	1,402
Other	24,566	3,729	20,837	11,081	9,756
Total noninterest income	$148,635	$20,062	$128,573	$16,098	$112,475
2018 Compared to 2017
Noninterest income increased by $20.1 million to $148.6 million for the year ended December 31, 2018 compared to $128.6 million for the year ended December 31, 2017 due primarily to increases in gain on sale of securities of $8.7 million, warrant income of $4.9 million, other commissions and fees of $4.1 million, and other income of $3.7 million. The increase in gain on sale of securities was attributable to a net gain of $8.2 million on sales of $563.6 million of securities during the year ended December 31, 2018 compared to a net loss of $0.5 million on sales of $759.8 million of securities during 2017. The securities sold in 2018 include $299.9 million that were sold for a gain of $6.3 million in the first quarter of 2018 primarily for reinvestment in higher quality liquid assets, yield, and credit risk purposes. Warrant income increased due primarily to a $3.1 million gain on a warrant in a company that completed an IPO. Other commissions and fees increased due primarily to higher foreign exchange fees of $3.1 million and higher credit card fee income of $1.5 million. Other income increased due mainly to higher gains on early lease terminations and higher BOLI income, partially offset by lower legal settlements with former borrowers.
2017 Compared to 2016
Noninterest income increased by $16.1 million to $128.6 million for the year ended December 31, 2017 compared to $112.5 million for the year ended December 31, 2016 due primarily to increases in other income of $11.1 million, gain on sale of loans and leases of $5.3 million, leased equipment income of $3.8 million, and lower FDIC loss sharing expense of $8.9 million, offset partially by decreases in gain on sales of securities of $10.0 million and other commissions and fees of $5.7 million. The increase in other income was primarily due to legal settlements with former borrowers and other parties of $8.0 million. Leased equipment income increased due to a higher average balance of leased equipment in 2017 and higher gains from early lease terminations. The decrease in FDIC loss sharing expense was due to the termination of all FDIC loss sharing agreements in the second quarter of 2016. The decrease in gain on sale of securities was due partly to the tax-related decision to sell $172.6 million of securities at a loss of $3.3 million in the fourth quarter of 2017. The decrease in other commissions and fees was mostly due to lower loan prepayment penalty fees.

Noninterest Expense
The following table summarizes noninterest expense by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Expense	2018	(Decrease)	2017	(Decrease)	2016
	(In thousands)
Compensation	$282,568	$16,001	$266,567	$14,654	$251,913
Occupancy	53,223	4,360	48,863	(48)	48,911
Data processing	27,225	650	26,575	2,219	24,356
Other professional services	21,952	4,599	17,353	875	16,478
Insurance and assessments	20,705	972	19,733	1,369	18,364
Intangible asset amortization	22,506	8,266	14,240	(2,277)	16,517
Leased equipment depreciation	21,371	604	20,767	(132)	20,899
Foreclosed assets (income) expense, net	(751)	(2,453)	1,702	(179)	1,881
Acquisition, integration and reorganization costs	1,770	(17,965)	19,735	19,535	200
Loan expense	10,569	(3,263)	13,832	4,461	9,371
Other	50,094	3,800	46,294	5,083	41,211
Total noninterest expense	$511,232	$15,571	$495,661	$45,560	$450,101
2018 Compared to 2017
Noninterest expense increased by $15.6 million to $511.2 million for the year ended December 31, 2018 compared to $495.7 million for the year ended December 31, 2017 due primarily to increases in compensation expense of $16.0 million, intangible asset amortization of $8.3 million, other professional services expense of $4.6 million, and occupancy expense of $4.4 million, offset partially by a decrease in acquisition, integration and reorganization costs of $18.0 million. Compensation expense increased due to higher salary expense of $11.9 million, higher stock compensation expense of $4.2 million, and higher bonus expense of $3.6 million, offset partially by lower severance and retention expense of $4.1 million. Intangible asset amortization increased due to the intangible assets added from the CUB acquisition in October 2017. Other professional services expense increased due primarily to higher consulting and legal expense. Occupancy expense increased due primarily to inclusion of the CUB operations for a full year in 2018. The acquisition, integration and reorganization costs for the year ended December 31, 2018 related to the terminated El Dorado Savings Bank merger agreement, while the costs for 2017 related to the CUB acquisition.
2017 Compared to 2016
Noninterest expense increased by $45.6 million to $495.7 million for the year ended December 31, 2017 compared to $450.1 million for the year ended December 31, 2016 due primarily to an increase in acquisition, integration and reorganization costs of $19.5 million related to the CUB acquisition and incremental operating expenses of approximately $10 million for CUB's operations post-acquisition, mainly compensation expense.

Income Taxes
The effective tax rates were 26.5%, 35.5% and 36.9% for the years ended December 31, 2018, 2017, and 2016.
The decrease in the effective tax rate for the year ended December 31, 2018 was due to the enactment of the TCJA, which reduced the federal statutory corporate tax rate to 21% effective January 1, 2018 from 35% in prior periods. The Company remeasured its federal deferred tax assets and liabilities as a result of the TCJA in its financial statements as of December 31, 2017. As a result of changes in total deferred tax assets and liabilities resulting from true-ups to the 2017 tax return, we recorded an additional $1.9 million of tax expense in 2018 to reflect the impact of the change in statutory rate under the TCJA. The Company considers its accounting for the effects of the TCJA to be complete. However, the legislation remains subject to potential amendments, technical corrections and further guidance at both the federal and state levels.
The decrease in the effective tax rate for the year ended December 31, 2017 was primarily due to the reversal of an $11.6 million valuation allowance related to foreign tax credits that, based on a change in estimate in our 2017 analysis, were more likely than not to be utilized before they expire. The decrease in the effective tax rate for 2017 was also attributable, to a lesser extent, to tax benefits of $1.5 million recorded in 2017 due to the adoption of ASU 2016-09 on January 1, 2017, and a tax benefit of $1.2 million from remeasuring the federal deferred tax assets and liabilities as a result of the TCJA.
The Company's 2018 blended statutory tax rate for federal and state was 28.3%. For further information on income taxes, see Note 14. Income Taxes of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Fourth Quarter Results
The following table sets forth our unaudited quarterly results and certain performance metrics for the periods indicated:

	Three Months Ended
	December 31,	September 30,
	2018	2018
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$302,739	$292,642
Interest expense	(40,974)	(32,325)
Net interest income	261,765	260,317
Provision for credit losses	(12,000)	(11,500)
Net interest income after provision for credit losses	249,765	248,817
Gain on sale of securities	786	826
Other noninterest income	32,740	36,086
Total noninterest income	33,526	36,912
Foreclosed assets income, net	311	257
Acquisition, integration and reorganization costs	(970)	(800)
Other noninterest expense	(128,576)	(127,610)
Total noninterest expense	(129,235)	(128,153)
Earnings before income taxes	154,056	157,576
Income tax expense	(39,015)	(41,289)
Net earnings	$115,041	$116,287

Performance Measures:
Diluted earnings per share	$0.93	$0.94
Annualized return on:
Average assets	1.84%	1.89%
Average tangible equity (1)(2)	21.23%	21.61%
Net interest margin (tax equivalent)	4.91%	4.99%
Yield on average loans and leases (tax equivalent)	6.27%	6.20%
Cost of average total deposits	0.62%	0.46%
Efficiency ratio	41.7%	40.9%
____________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	See "Non-GAAP Measurements."

Fourth Quarter of 2018 Compared to Third Quarter of 2018
Net earnings were $115.0 million, or $0.93 per diluted share, for the fourth quarter of 2018 compared to $116.3 million, or $0.94 per diluted share, for the third quarter of 2018. The quarter‑over‑quarter decrease in net earnings of $1.2 million was due to lower noninterest income of $3.4 million, higher noninterest expense of $1.1 million and a higher provision for credit losses of $0.5 million partially offset by higher net interest income of $1.4 million.
Net interest income increased by $1.4 million to $261.8 million for the fourth quarter of 2018 compared to $260.3 million for the third quarter of 2018 due mainly to a higher yield on average loans and leases and a higher balance of average loans and leases, offset partially by higher deposit costs. The tax equivalent yield on average loans and leases was 6.27% for the fourth quarter of 2018 compared to 6.20% for the third quarter of 2018. The increase in the yield on average loans and leases was due principally to higher coupon interest.
The tax equivalent NIM was 4.91% for the fourth quarter of 2018 compared to 4.99% for the third quarter of 2018. The decrease in the NIM was due mainly to higher deposit and borrowing costs.
The cost of average total deposits increased to 0.62% for the fourth quarter of 2018 from 0.46% for the third quarter of 2018 due to higher rates paid on deposits in conjunction with increased market rates.
The provision for credit losses increased by $0.5 million to $12.0 million for the fourth quarter of 2018 compared to $11.5 million for the third quarter of 2018.
Noninterest income decreased by $3.4 million to $33.5 million for the fourth quarter of 2018 compared to $36.9 million for the third quarter of 2018 due mainly to a $4.2 million decrease in dividends and gain on equity investments, a $1.6 million decrease in warrant income, and a $1.3 million decrease in other commissions and fees, offset partially by a $3.4 million increase in other income. Dividends and gains on equity investments decreased due mainly to lower realized gains on investments sold and decreased fair values of investments still held. Warrant income decreased due to lower realized gains on exercised warrants as the third quarter included a $3.1 million gain on a warrant in a company that completed an IPO. Other commissions and fees decreased due mostly to lower prepayment and other loan-related fees. Other income increased due primarily to higher miscellaneous income from borrower settlements and higher BOLI income from a death benefit received.
Noninterest expense increased by $1.1 million to $129.2 million for the fourth quarter of 2018 compared to $128.2 million for the third quarter of 2018 attributable primarily a $3.7 million increase in other expense, offset partially by a $3.0 million decrease in compensation expense. Other expense increased due to the $2.1 million write-off of the Square 1 trademark asset as a result of our plan to retire the Square 1 Bank name and increased employee expense due to executive relocation costs. Compensation expense decreased due mostly to lower stock compensation expense, lower bonus expense, and lower commissions expense as a result of the decreased warrant income.

Balance Sheet Analysis
Securities Available-for-Sale
Our securities available-for sale portfolio consists primarily of obligations of states and political subdivisions (“municipal securities”) and U.S. government agency and government‑sponsored enterprise (“agency") obligations.
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	December 31, 2018			December 31, 2017			December 31, 2016
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$281,088	7%	3.7	$246,274	7%	3.0	$502,443	16%	3.4
Agency CMOs	632,850	16%	4.3	275,709	7%	6.8	146,289	4%	3.0
Private label CMOs	101,205	2%	4.2	125,987	3%	5.1	125,469	4%	3.5
Municipal securities	1,312,194	33%	7.3	1,680,068	45%	7.3	1,456,459	45%	6.3
Agency commercial MBS	1,112,704	28%	4.9	1,163,969	31%	5.4	547,692	17%	4.9
U.S. Treasury securities	403,405	10%	3.0	—	—%	—	—	—%	—
Asset-backed securities	81,385	2%	2.4	88,710	2%	3.0	59,375	2%	3.5
SBA securities	67,047	2%	3.5	160,334	4%	2.0	178,845	6%	3.8
Corporate debt securities	17,553	—%	11.0	19,295	1%	11.8	47,509	1%	4.9
Collateralized loan obligations	—	—%	—	7,015	—%	0.3	156,887	5%	0.1
Equity investments (1)	—	—%	—	7,070	—%	—	2,862	—%	—
Total securities available-
for-sale	$4,009,431	100%	5.2	$3,774,431	100%	6.0	$3,223,830	100%	4.8
____________________________

(1)
In connection with our adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018, we reclassified $7.1 million of equity investments from securities available-for-sale to other assets in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated.

The following table presents the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	December 31, 2018
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$298,196	23%
Washington	145,706	11%
New York	141,212	11%
Texas	71,718	6%
Utah	67,759	5%
Ohio	57,375	4%
Oregon	57,055	4%
Florida	50,056	4%
Massachusetts	48,202	4%
District of Columbia	42,331	3%
Total of ten largest states	979,610	75%
All other states	332,584	25%
Total municipal securities	$1,312,194	100%

The following table presents a summary of contractual rates and contractual maturities of our securities available‑for‑sale as of the date indicated:

			Due After		Due After
	Due		One Year		Five Years
	Within		Through		Through		Due After
	One Year		Five Years		Ten Years		Ten Years		Total
	Fair		Fair		Fair		Fair		Fair
December 31, 2018	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$131	4.20%	$1,777	4.29%	$31,910	3.86%	$247,270	4.15%	$281,088	4.12%
Agency CMOs	—	—%	—	—%	72,766	3.49%	560,084	3.07%	632,850	3.12%
Private label CMOs	2	4.85%	822	3.65%	—	—%	100,381	3.65%	101,205	3.65%
Municipal securities(1)	27,451	4.63%	36,805	4.54%	70,534	2.77%	1,177,404	4.09%	1,312,194	4.04%
Agency commercial MBS	9,322	4.43%	274,246	3.11%	772,240	2.97%	56,896	3.15%	1,112,704	3.02%
US Treasury securities	—	—%	403,405	2.19%	—	—%	—	—%	403,405	2.19%
Asset-backed securities	—	—%	15,767	4.08%	12,219	3.05%	53,399	4.27%	81,385	4.05%
SBA securities	249	5.60%	17,048	3.07%	15,884	2.88%	33,866	3.00%	67,047	3.00%
Corporate debt securities	—	—%	—	—%	—	—%	17,553	5.76%	17,553	5.76%
Total securities
available-for-sale (1)	$37,155	4.59%	$749,870	2.71%	$975,553	3.02%	$2,246,853	3.80%	$4,009,431	3.41%
_______________________________________

(1)	Rates on tax-exempt securities are contractual rates and are not presented on a tax-equivalent basis.

Loans and Leases Held for Investment
The following table presents the composition of our total loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	December 31,
	2018	2017	2016	2015	2014 (1)
	(In thousands)
Real estate mortgage:
Healthcare real estate	$451,776	$843,653	$955,477	$1,230,787	$—
Hospitality	575,516	695,043	689,158	656,750	—
SBA program	559,113	551,606	454,196	473,960	—
Other commercial real estate	3,237,893	3,295,438	2,297,865	2,284,036	—
Total commercial real estate mortgage	4,824,298	5,385,740	4,396,696	4,645,533	—
Income producing residential	2,971,213	2,245,058	1,169,267	1,035,164	—
Other residential real estate	122,630	221,836	144,769	176,045	—
Total income producing and other residential
real estate mortgage	3,093,843	2,466,894	1,314,036	1,211,209	—
Total real estate mortgage	7,918,141	7,852,634	5,710,732	5,856,742	5,593,372
Real estate construction and land:
Commercial	912,583	769,075	581,246	345,991	—
Residential	1,321,073	822,154	384,001	184,382	—
Total real estate construction and land	2,233,656	1,591,229	965,247	530,373	317,676
Total real estate	10,151,797	9,443,863	6,675,979	6,387,115	5,911,048
Commercial:
Lender finance & timeshare	1,780,731	1,609,937	1,666,855	1,587,577	—
Equipment finance	734,331	656,995	691,967	890,349	—
Other asset-based	434,005	425,354	428,284	498,671	—
Premium finance	356,354	232,664	161,835	108,738	—
Total asset-based	3,305,421	2,924,950	2,948,941	3,085,335	—
Expansion stage	908,047	953,199	920,006	600,541	—
Equity fund loans	797,500	471,163	325,047	228,863	—
Early stage	225,566	443,370	448,458	347,298	—
Late stage	107,635	255,003	294,389	281,311	—
Total venture capital	2,038,748	2,122,735	1,987,900	1,458,013	—
Secured business loans	788,012	743,824	354,822	352,679	—
Security monitoring	643,369	573,066	428,759	438,113	—
Other lending	514,947	475,584	310,896	300,383	—
Cash flow	114,098	278,920	2,373,235	2,335,469	—
Total other commercial	2,060,426	2,071,394	3,467,712	3,426,644	—
Total commercial	7,404,595	7,119,079	8,404,553	7,969,992	5,869,617
Consumer	401,321	409,801	375,422	121,147	101,767
Total loans and leases held for investment,
net of deferred fees	$17,957,713	$16,972,743	$15,455,954	$14,478,254	$11,882,432
________________________________________________

(1)	Loans and leases by portfolio class and subclass not available.

Our loan portfolio segments of real estate mortgage loans, real estate construction and land loans, and commercial loans comprised 44%, 13%, and 41% of our total loans and leases held for investment at December 31, 2018, respectively, compared to 46%, 10%, and 42% at December 31, 2017, respectively.
The changes during 2018 in the portfolio classes comprising these portfolio segments reflected the following:

•
Commercial real estate mortgage loans decreased by 10% to $4.8 billion or 27% of total loans and leases held for investment at December 31, 2018 from $5.4 billion or 32% at December 31, 2017. The lower balance and composition ratio was attributable primarily to the balance of healthcare real estate loans declining to $451.8 million at December 31, 2018 from $843.7 million at December 31, 2017. This decline in new healthcare real estate lending was the result of fewer loan opportunities meeting our credit standards.

•
Income producing and other residential real estate mortgage loans increased by 25% to $3.1 billion or 17% of total loans and leases held for investment at December 31, 2018 from $2.5 billion or 14% at December 31, 2017. The higher balance and composition ratio was attributable to our continued emphasis on originating and purchasing multi-family secured real estate mortgage loans during 2018 due primarily to the favorable credit risk profile of those loans.

•
Commercial real estate construction and land loans increased by 19% to $912.6 million or 5% of total loans and leases held for investment at December 31, 2018 from $769.1 million or 5% at December 31, 2017. The higher balance and comparable composition ratio was attributable to our continued emphasis on these types of loans and balances on existing loans increasing as disbursements occur during the construction phase.

•
Residential real estate construction and land loans increased by 61% to $1.3 billion or 8% of total loans and leases held for investment at December 31, 2018 from $822.2 million or 5% at December 31, 2017. The higher balance and composition ratio was attributable to our continued emphasis on originating multi-family secured real estate construction loans in markets with strong demand for new multi-family housing.

•
Asset-based loans and leases increased by 13% to $3.3 billion or 18% of total loans and leases held for investment at December 31, 2018 from $2.9 billion or 17% at December 31, 2017. The higher balance and composition ratio was due primarily to net loan growth in lender finance & timeshare loans and premium finance loans attributable to continued emphasis on originations for these loan types because of their favorable historical credit performance. Lender finance & timeshare loans increased to $1.8 billion at December 31, 2018 from $1.6 billion at December 31, 2017, and premium finance loans increased to $356.4 million at December 31, 2018 from $232.7 million at December 31, 2017.

•
Venture capital loans decreased by 4% to $2.0 billion or 11% of total loans and leases held for investment at December 31, 2018 from $2.1 billion or 13% at December 31, 2017. The lower balance and composition ratio was attributable primarily to lower early stage and late stage loans to venture-backed companies, offset partially by higher equity fund loans. The increase in equity fund loans was due to continued emphasis on originations because of favorable historical credit performance. Early stage loans and late stage loans decreased to $225.6 million and $107.6 million at December 31, 2018 from $443.4 million and $255.0 million at December 31, 2017. Equity fund loans increased to $797.5 million at December 31, 2018 from $471.2 million at December 31, 2017.

•
Other commercial loans decreased by 1% to $2.06 billion or 12% of total loans and leases held for investment at December 31, 2018 from $2.07 billion or 12% at December 31, 2017. The lower balance was attributable primarily to lower cash flow loans, which decreased to $114.1 million at December 31, 2018 from $278.9 million at December 31, 2017. Cash flow loans include the declining balances of certain cash flow lending businesses that we exited in December 2017. At December 31, 2018 and 2017, the remaining balances of these loans were $92.5 million and $249.3 million, respectively.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top ten states and all other states combined (in the order presented for the current year-end) as of the dates indicated:

	December 31, 2018		December 31, 2017
		% of		% of
Real Estate Loans by State	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$5,798,045	57%	$5,206,633	55%
New York	855,644	8%	697,012	7%
Florida	547,054	5%	505,043	5%
Texas	378,834	4%	343,799	4%
Washington	253,545	3%	208,358	2%
Arizona	235,425	2%	263,621	3%
Oregon	227,067	2%	152,849	2%
Virginia	206,920	2%	233,654	3%
New Jersey	179,045	2%	140,150	1%
Illinois	154,808	2%	163,662	2%
Total of 10 largest states	8,836,387	87%	7,914,781	84%
All other states	1,315,410	13%	1,529,082	16%
Total real estate loans held for investment, net of deferred fees	$10,151,797	100%	$9,443,863	100%
At December 31, 2018 and 2017, 57% and 55% of our real estate loans were collateralized by property located in California because our full-service branches and our community banking activities are located throughout the state of California.

The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the years indicated:

	Year Ended	Year Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Balance, beginning of year	$16,972,743	$15,455,954
Additions:
Production	4,888,614	4,685,763
Disbursements	4,104,335	3,204,272
Total production and disbursements	8,992,949	7,890,035
Reductions:
Payoffs	(4,289,297)	(3,801,592)
Paydowns	(3,480,997)	(2,769,309)
Total payoffs and paydowns	(7,770,294)	(6,570,901)
Sales	(161,729)	(1,316,259)
Transfers to foreclosed assets	(16,914)	(580)
Charge-offs	(59,042)	(80,296)
Transfers to loans held for sale	—	(481,100)
Total reductions	(8,007,979)	(8,449,136)
Loans acquired through CUB acquisition	—	2,075,890
Balance, end of year	$17,957,713	$16,972,743

Weighted average rate on production (2)	5.23%	4.98%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)
The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 31 basis points to loan yields in 2018 and 30 basis points to loan yields in 2017.

Loan and Lease Interest Rate Sensitivity
The following table presents contractual maturity information for loans and leases held for investment, net of deferred fees, as of the date indicated:

		Due After
	Due	One Year
	Within	Through	Due After
December 31, 2018	One Year	Five Years	Five Years	Total
	(In thousands)
Real estate mortgage	$1,142,033	$2,521,468	$4,254,640	$7,918,141
Real estate construction and land	1,164,705	1,018,941	50,010	2,233,656
Commercial	2,391,454	3,915,520	1,097,621	7,404,595
Consumer	20,302	76,303	304,716	401,321
Total loans and leases held for investment,
net of deferred fees	$4,718,494	$7,532,232	$5,706,987	$17,957,713

At December 31, 2018, we had $4.7 billion of loans and leases held for investment due to mature over the next twelve months. For any of these loans and leases held for investment, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered TDRs even though the loans have performed in accordance with their contractual terms. The circumstances regarding any modifications and a borrower's specific situation, such as its ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if our contractual loan renewal or loan extension constitutes a TDR. Higher levels of TDRs generally lead to increases in classified loans and credit loss provisions.
The following table presents the interest rate profile of loans and leases held for investment, net of deferred fees, due after one year as of the date indicated:

	Due After One Year
	Fixed	Variable
December 31, 2018	Rate	Rate	Total
	(In thousands)
Real estate mortgage	$1,193,255	$5,582,853	$6,776,108
Real estate construction and land	157,399	911,552	1,068,951
Commercial	1,459,971	3,553,170	5,013,141
Consumer	330,827	50,192	381,019
Total loans and leases held for investment,
net of deferred fees	$3,141,452	$10,097,767	$13,239,219
For information regarding our variable-rate loans subject to interest rate floors, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Allowance for Credit Losses on Loans and Leases Held for Investment
For a discussion of our policy and methodology on the allowance for credit losses on loans and leases held for investment, see "- Critical Accounting Policies and Estimates - Allowance for Credit Losses on Loans and Leases Held for Investment." For further information on the allowance for loan and lease losses on loans and leases held for investment, see Note 1(h). Nature of Operations and Summary of Significant Accounting Policies, and Note 6. Loans and Leases of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	December 31,
Allowance for Credit Losses Data (1)	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance for loan and lease losses	$132,472	$133,012	$143,755	$105,534	$70,456
Reserve for unfunded loan commitments	36,861	28,635	17,523	16,734	6,311
Total allowance for credit losses	$169,333	$161,647	$161,278	$122,268	$76,767

Allowance for credit losses to loans and leases
held for investment	0.94%	0.96%	1.05%	0.86%	0.66%
Allowance for credit losses to nonaccrual loans and leases
held for investment	213.5%	103.8%	94.5%	94.8%	91.8%
_______________________________________

(1)	Amounts and ratios related to 2018 are for total loans and leases. Amounts and ratios related to 2017 and prior years are for Non-PCI loans and leases.

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Roll Forward (1)	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance, beginning of year (2)	$168,091	$161,278	$122,268	$76,767	$67,816
Provision for credit losses:
Addition to allowance for loan and lease losses	36,774	52,214	60,211	42,604	11,746
Addition to (reduction in) reserve for unfunded loan
commitments	8,226	6,786	789	5,677	(1,264)
Total provision for credit losses	45,000	59,000	61,000	48,281	10,482
Loans and leases charged off:
Real estate mortgage	(8,190)	(2,410)	(2,059)	(2,489)	(2,080)
Real estate construction and land	—	—	—	—	—
Commercial	(50,481)	(70,709)	(32,210)	(13,354)	(9,463)
Consumer	(371)	(1,023)	(823)	(156)	(332)
Total loans and leases charged off	(59,042)	(74,142)	(35,092)	(15,999)	(11,875)
Recoveries on loans charged off:
Real estate mortgage	2,350	1,209	4,519	3,582	2,640
Real estate construction and land	195	429	673	1,082	156
Commercial	12,566	9,415	7,794	3,399	6,265
Consumer	173	132	116	410	1,283
Total recoveries on loans charged off	15,284	11,185	13,102	8,473	10,344
Net charge-offs	(43,758)	(62,957)	(21,990)	(7,526)	(1,531)
Fair value of acquired reserve for unfunded loan
commitments	—	4,326	—	4,746	—
Balance, end of year	$169,333	$161,647	$161,278	$122,268	$76,767

Net charge-offs to average loans and leases	0.26%	0.40%	0.15%	0.06%	0.02%
_______________________________________

(1)	Amounts and ratios related to 2018 are for total loans and leases. Amounts and ratios related to 2017 and prior years are for Non-PCI loans and leases.

(2)	The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance for 2018.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Year Ended December 31,
Allowance for Credit Losses Charge-offs (1)	2018	2017	2016	2015	2014 (2)
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	692	163	615	—
SBA program	2,679	1,237	227	1,436	—
Other commercial real estate	5,305	65	885	281	—
Total commercial real estate mortgage	7,984	1,994	1,275	2,332	—
Income producing residential	145	—	231	30	—
Other residential real estate	61	416	553	127	—
Total income producing and other residential
real estate mortgage	206	416	784	157	—
Total real estate mortgage	8,190	2,410	2,059	2,489	2,080
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—
Commercial:
Lender finance & timeshare	8	202	904	—	—
Equipment finance	2,934	19	24,911	8,088	—
Other asset-based	1,033	400	—	—	—
Premium finance	—	—	—	—	—
Total asset-based	3,975	621	25,815	8,088	—
Expansion stage	17,907	17,014	2,262	—	—
Equity fund loans	—	—	—	—	—
Early stage	15,070	20,317	927	—	—
Late stage	—	2,970	—	—	—
Total venture capital	32,977	40,301	3,189	—	—
Secured business loans	1,984	948	684	2,260	—
Security monitoring	—	—	—	—	—
Other lending	1,606	1,301	1,674	339	—
Cash flow	9,939	27,538	848	2,667	—
Total other commercial	13,529	29,787	3,206	5,266	—
Total commercial	50,481	70,709	32,210	13,354	9,463
Consumer	371	1,023	823	156	332
Total charge-offs	$59,042	$74,142	$35,092	$15,999	$11,875
_______________________________________________
(1) Charge-offs related to 2018 are for total loans and leases. Charge-offs related to 2017 and prior years are for Non-PCI loans and leases.
(2) Charge-offs by portfolio class and subclass not available.
Gross charge-offs within the real estate mortgage portfolio segment increased by $5.8 million in 2018, of which $4.3 million, or 75%, related to a single credit for a traditional mall that was foreclosed upon and sold during 2018. Gross charge-offs within the venture capital portfolio class decreased from $40.3 million in 2017 to $33.0 million in 2018. Similar to 2017, the charge-offs in 2018 were driven by specific borrower events and not indicative of any trends as venture capital loan charge-offs tend to be idiosyncratic in nature. Four loans, two in the early stage and two in the expansion stage, accounted for $26.8 million, or 81%, of the venture capital gross charge-offs for 2018. Gross charge-offs within the commercial cash flow portfolio subclass decreased significantly from $27.5 million in 2017 to $9.9 million in 2018, reflecting our decision to sell most of this portfolio in 2017, while $6.7 million, or 67%, of the 2018 gross charge-offs related to one borrower.

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Year Ended December 31,
Allowance for Credit Losses Recoveries (1)	2018	2017	2016	2015	2014 (2)
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	—	12	269	—
SBA program	452	413	181	198	—
Other commercial real estate	477	567	3,836	2,712	—
Total commercial real estate mortgage	929	980	4,029	3,179	—
Income producing residential	1,208	—	115	103	—
Other residential real estate	213	229	375	300	—
Total income producing and other residential
real estate mortgage	1,421	229	490	403	—
Total real estate mortgage	2,350	1,209	4,519	3,582	2,640
Real estate construction and land:
Commercial	61	90	381	29	—
Residential	134	339	292	1,053	—
Total real estate construction and land	195	429	673	1,082	156
Commercial:
Lender finance & timeshare	23	—	—	—	—
Equipment finance	90	3,377	1,854	77	—
Other asset-based	255	—	—	1	—
Premium finance	—	—	—	—	—
Total asset-based	368	3,377	1,854	78	—
Expansion stage	6,131	503	91	—	—
Equity fund loans	—	—	—	—	—
Early stage	2,664	3,827	—	—	—
Late stage	—	—	—	—	—
Total venture capital	8,795	4,330	91	—	—
Secured business loans	895	934	801	2,946	—
Security monitoring	—	—	—	—	—
Other lending	1,620	774	2,522	375	—
Cash flow	888	—	2,526	—	—
Total other commercial	3,403	1,708	5,849	3,321	—
Total commercial	12,566	9,415	7,794	3,399	6,265
Consumer	173	132	116	410	1,283
Total recoveries	$15,284	$11,185	$13,102	$8,473	$10,344
___________________________________________
(1) Recoveries related to 2018 are for total loans and leases. Recoveries related to 2017 and prior years are for Non-PCI loans and leases.
(2) Recoveries by portfolio class and subclass not available.

The following table presents the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment as of the dates indicated:

	Allowance for Loan and Lease Losses by Portfolio Segment (1)
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2018
Allowance for loan and lease losses	$46,021	$28,209	$56,360	$1,882	$132,472
% of loans to total loans	44%	13%	41%	2%	100%
December 31, 2017
Allowance for loan and lease losses	$34,981	$13,055	$82,726	$2,250	$133,012
% of loans to total loans	46%	10%	42%	2%	100%
December 31, 2016
Allowance for loan and lease losses	$37,765	$10,045	$93,853	$2,092	$143,755
% of loans to total loans	37%	6%	55%	2%	100%
December 31, 2015
Allowance for loan and lease losses	$36,654	$7,137	$61,082	$661	$105,534
% of loans to total loans	40%	4%	55%	1%	100%
December 31, 2014
Allowance for loan losses	$25,097	$4,248	$39,858	$1,253	$70,456
% of loans to total loans	46%	3%	50%	1%	100%
_______________________________________
(1) Amounts and ratios related to 2018 are for total loans and leases. Amounts and ratios related to 2017 and prior years are for Non-PCI loans and leases.
The changes in the allowance by portfolio segment at December 31, 2018 compared to December 31, 2017 were due to the following:

•
The real estate mortgage allowance increased due to a higher amount of unamortized purchase discount at December 31, 2017 related to real estate mortgage loans purchased in connection with the acquisition of CUB on October 20, 2017. Such purchase discount offsets the allowance for loan and lease losses related to these purchased loans.

•
The real estate construction and land allowance increased due to net loan growth in this portfolio segment and a higher balance of special mention rated loans at December 31, 2018. Special mention loans have a higher allowance for loans and lease losses.

•	The commercial allowance decreased due to a lower amount of specific reserves on impaired commercial loans at December 31, 2018.

Deposits
The following table presents a summary of our average deposit amounts and average rates paid during the years indicated:

	Year Ended December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
Deposit Category	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest checking deposits	$2,445,094	0.82%	$1,928,249	0.45%	$1,141,476	0.21%
Money market deposits	5,107,888	0.77%	5,027,453	0.46%	4,357,921	0.28%
Savings deposits	641,720	0.16%	707,301	0.16%	758,973	0.20%
Time deposits	1,856,126	1.07%	2,247,168	0.57%	2,996,953	0.51%
Total interest-bearing deposits	10,050,828	0.80%	9,910,171	0.46%	9,255,323	0.34%
Noninterest-bearing deposits	8,211,475	—	7,076,445	—	6,370,452	—
Total deposits	$18,262,303	0.44%	$16,986,616	0.27%	$15,625,775	0.20%
The following table presents the balance of each major category of deposits as of the dates indicated:

	December 31,
	2018		2017		2016
		% of		% of		% of
Deposit Category	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing deposits	$7,888,915	42%	$8,508,044	45%	$6,659,016	42%
Interest checking deposits	2,842,463	15%	2,226,885	12%	1,448,394	9%
Money market deposits	5,043,871	27%	4,511,730	24%	3,705,385	23%
Savings deposits	571,422	3%	690,353	4%	711,039	5%
Total core deposits	16,346,671	87%	15,937,012	85%	12,523,834	79%
Non-core non-maturity deposits	518,192	3%	863,202	4%	1,174,487	7%
Total non-maturity deposits	16,864,863	90%	16,800,214	89%	13,698,321	86%
Time deposits $250,000 and under	1,593,453	8%	1,709,980	9%	1,758,434	11%
Time deposits over $250,000	412,185	2%	355,342	2%	413,856	3%
Total time deposits	2,005,638	10%	2,065,322	11%	2,172,290	14%
Total deposits	$18,870,501	100%	$18,865,536	100%	$15,870,611	100%
Total deposits increased by $5.0 million during 2018 to $18.9 billion at December 31, 2018, due to an increase in core deposits of $409.7 million, offset by a decrease in non-core non-maturity deposits of $345.0 million and a decrease in time deposits of $59.7 million. At December 31, 2018, core deposits totaled $16.3 billion, or 87% of total deposits, including $7.9 billion of noninterest-bearing demand deposits, or 42% of total deposits. Our deposit base is also diversified by client type. As of December 31, 2018, no individual depositor represented more than 1.0% of our total deposits, and our top ten depositors represented 7.5% of our total deposits.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2018	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$642,105	$170,890	$812,995
Due in over three months through six months	394,637	87,135	481,772
Due in over six months through twelve months	465,358	135,085	600,443
Total due within twelve months	1,502,100	393,110	1,895,210
Due in over 12 months through 24 months	67,885	16,630	84,515
Due in over 24 months	23,468	2,445	25,913
Total	$1,593,453	$412,185	$2,005,638
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through S1AM, our registered investment adviser subsidiary, and third-party money market sweep products. S1AM provides customized investment advisory and asset management solutions. At December 31, 2018, total off-balance sheet client investment funds were $1.9 billion of which $1.5 billion was managed by S1AM.
Borrowings and Subordinated Debentures
The Bank has various available lines of credit. These include the ability to borrow funds from time to time on a long‑term, short‑term, or overnight basis from the FHLB, the FRBSF, or other financial institutions. The maximum amount that the Bank could borrow under its secured credit line with the FHLB at December 31, 2018 was $3.7 billion, of which $2.7 billion was available on that date. The maximum amount that the Bank could borrow under its secured credit line with the FRBSF at December 31, 2018 was $2.0 billion, all of which was available on that date. The FHLB and FRBSF secured credit lines are collateralized by liens on $5.4 billion and $2.7 billion of qualifying loans, respectively. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the borrowing of overnight funds, subject to availability, of $141.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of December 31, 2018, there was a $141.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2018, the Bank had borrowed $190.0 million through the AFX.

The following table presents information on our borrowings as of the dates indicated:

	December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
Borrowings	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
FHLB secured short-term advances	$1,040,000	2.56%	$332,000	1.41%	$735,000	0.59%
FHLB unsecured overnight advance	141,000	2.53%	135,000	1.34%	130,000	0.55%
AFX short-term borrowings	190,000	2.56%	—	—%	40,000	0.81%
Non‑recourse debt	114	7.50%	342	6.87%	812	6.41%
Total borrowings	$1,371,114	2.56%	$467,342	1.39%	$905,812	0.60%
Averages for the year:
Total borrowings	$570,216	2.10%	$388,896	0.94%	$471,578	0.48%
The subordinated debentures are variable-rate and based on 3-month LIBOR plus a margin, except for one which is based on 3-month EURIBOR plus a margin. The margins on the 3-month LIBOR debentures range from 1.55% to 3.10%, while the margin on the 3-month EURIBOR debenture is 2.05%. The subordinated debentures are all long-term, with maturities ranging from September 2033 to July 2037.
The following table presents summary information on our subordinated debentures as of the dates indicated:

	December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
Subordinated Debentures	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Gross subordinated debentures:
With no unamortized discount	$135,055	5.08%	$120,622	4.03%	$108,250	3.54%
With unamortized discount	406,289	4.33%	434,524	3.25%	430,723	2.77%
Total gross subordinated debentures	541,344	4.51%	555,146	3.42%	538,973	2.92%
Unamortized discount	(87,498)		(92,709)		(98,229)
Net subordinated debentures	$453,846		$462,437		$440,744
Averages for the year:
Net subordinated debentures	$454,702	6.30%	$447,684	5.27%	$439,130	4.75%

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans and leases held for investment (1)	$79,333	$157,545	$173,527	$133,615	$108,885
Accruing loan contractually past due 90 days or more	—	—	—	700	—
Foreclosed assets, net	5,299	1,329	12,976	22,120	43,721
Total nonperforming assets	$84,632	$158,874	$186,503	$156,435	$152,606

Performing TDRs held for investment (2)	$17,701	$56,838	$64,952	$40,182	$35,244
Nonaccrual loans and leases held for investment to
loans and leases held for investment (1)	0.44%	0.93%	1.12%	0.92%	0.92%
Nonperforming assets to loans and leases
held for investment and foreclosed assets, net (1)	0.47%	0.94%	1.21%	1.08%	1.28%
_______________________________________

(1)	Amounts and ratios are for total loans and leases held for investment, net of deferred fees.

(2)
Amount related to 2018 is for total loans and leases held for investment, net of deferred fees. Amounts related to 2017 and prior years are for Non-PCI loans and leases held for investment, net of deferred fees.

Nonaccrual Loans and Leases Held for Investment
Nonaccrual loans and leases held for investment decreased by $78.2 million during 2018 to $79.3 million at December 31, 2018 due mainly to $56.0 million in charge-offs, the sale of a $44.6 million nonaccrual healthcare real estate loan, $16.6 million in transfers to foreclosed assets, and $74.7 million in principal payments and other reductions, offset partially by $113.6 million in nonaccrual additions. As of December 31, 2018, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $42.0 million and represented 53% of total nonaccrual loans and leases.
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases (1)				Accruing and
	December 31, 2018		December 31, 2017		30 - 89 Days Past Due (1)
		% of		% of	December 31,	December 31,
		Loan		Loan	2018	2017
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$15,321	0.3%	$65,563	1.2%	$3,276	$27,234
Income producing and other residential	2,524	0.1%	3,350	0.1%	1,557	6,629
Total real estate mortgage	17,845	0.2%	68,913	0.9%	4,833	33,863
Real estate construction and land:
Commercial	442	—%	—	—%	—	—
Residential	—	—%	—	—%	1,527	2,081
Total real estate construction and land	442	—%	—	—%	1,527	2,081
Commercial:
Asset-based	32,324	1.0%	33,553	0.1%	47	344
Venture capital	20,299	1.0%	29,424	1.4%	1,028	5,959
Other commercial	7,380	0.4%	23,874	1.8%	2,467	2,436
Total commercial	60,003	0.8%	86,851	1.2%	3,542	8,739
Consumer	1,043	0.3%	20	—%	581	562
Total held for investment	$79,333	0.4%	$155,784	0.9%	$10,483	$45,245
______________________________________

(1)
Amounts and ratios related to 2018 are for total loans and leases held for investment, net of deferred fees. Amounts and ratios related to 2017 are for Non-PCI loans and leases held for investment, net of deferred fees.

Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	December 31,
Property Type	2018	2017	2016
	(In thousands)
Construction and land development	$219	$219	$11,224
Multi-family	1,059	—	652
Single-family residence	953	1,019	—
Commercial real estate	2,004	64	—
Total OREO, net	4,235	1,302	11,876
Other foreclosed assets	1,064	27	1,100
Total foreclosed assets	$5,299	$1,329	$12,976
Foreclosed assets increased by $4.0 million during 2018 to $5.3 million at December 31, 2018 due mainly to additions of $16.9 million, offset partially by sales of $12.9 million.
Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	December 31, 2018		December 31, 2017		December 31, 2016
		Number		Number		Number
		of		of		of
Performing TDRs (1)	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate mortgage	$11,484	27	$47,560	23	$54,750	31
Real estate construction and land	5,420	2	5,690	2	6,893	3
Commercial	692	6	3,488	11	3,157	18
Consumer	105	3	100	2	152	3
Total performing TDRs held for investment	$17,701	38	$56,838	38	$64,952	55
______________________________________

(1)
Amounts related to 2018 are for total loans and leases held for investment, net of deferred fees. Amounts related to 2017 and 2016 are for Non-PCI loans and leases held for investment, net of deferred fees.

Performing TDRs held for investment decreased by $39.1 million during 2018 to $17.7 million at December 31, 2018 due primarily to the removal of a $29.4 million commercial real estate mortgage loan from TDR status due to the loan being renewed at current market terms with no concessions granted and the borrower not experiencing financial difficulties, and payoffs and other reductions of $11.6 million, offset partially by new additions of $1.6 million. The majority of the number of performing TDRs were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	December 31,
Loan and Lease Credit Risk Ratings (1)	2018	2017	2016
	(Dollars in thousands)
Pass	$17,459,205	$16,334,134	$14,519,492
Special mention	261,398	302,168	418,393
Classified	237,110	278,405	409,645
Total loans and leases held for investment,
net of deferred fees	$17,957,713	$16,914,707	$15,347,530

Classified loans and leases held for investment
to loans and leases held for investment	1.32%	1.65%	2.67%
______________________________________

(1)
Amounts and ratio related to 2018 are for total loans and leases held for investment, net of deferred fees. Amounts and ratios related to 2017 and 2016 are for Non-PCI loans and leases held for investment, net of deferred fees.

Changes in special mention and classified loans and leases measured from one period-end to the next derive from the net changes in loans and leases newly entering the special mention and classified categories, the loans and leases that migrated out of these categories, and the balance changes in these loans.
At December 31, 2018, special mention loans and leases declined to $261.4 million from $302.2 million at December 31, 2017. The lower amount of special mention loans and leases at December 31, 2018 compared to December 31, 2017 was due mainly to the decline in special mention healthcare real estate loans to $11.9 million at December 31, 2018 from $67.2 million at December 31, 2017 and to our exiting our National Lending origination operations related to general, technology, and healthcare cash flow loans. At December 31, 2018, there were no special mention loans related to these exited lending areas, and at December 31, 2017, special mention loans related to these exited lending areas were $7.3 million.
The decrease in special mention loans and leases by loan portfolio class was attributable mainly to a $47.7 million decrease in special mention commercial real estate mortgage loans and a $36.6 million decrease in special mention venture capital loans, offset partially by a $28.3 million increase in special mention other commercial loans and an $11.1 million increase in special mention asset-based loans. The decrease in our special mention commercial real estate mortgage loans was due mainly to the decrease in our special mention healthcare real estate loans.
At December 31, 2018, classified loans and leases declined to $237.1 million from $278.4 million at December 31, 2017. The lower amount of classified loans and leases at December 31, 2018 compared to December 31, 2017 was due mainly to the decline in classified healthcare real estate loans to $0.1 million at December 31, 2018 from $63.9 million at December 31, 2017 and to our exiting our National Lending origination operations related to general, technology, and healthcare cash flow loans. At December 31, 2018 and 2017, classified loans related these exited lending areas were $14.8 million and $39.0 million.
The decrease in classified loans and leases by loan portfolio class was attributable primarily to a $36.1 million decrease in classified commercial real estate mortgage loans and a $20.9 million decrease in classified venture capital loans, offset partially by a $17.3 million increase in classified other commercial loans. The decrease in our classified commercial real estate mortgage loans was due mainly to the decrease in our classified healthcare real estate loans.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At December 31, 2018, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2018, such disallowed amounts were $489,000 for the Company and $39,000 for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2018, the Company and Bank were in compliance with the capital conservation buffer requirement. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer were 7.0%, 8.5%, and 10.5%.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2018
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.13%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.01%	4.50%	6.375%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.01%	6.00%	7.875%	N/A	8.50%
Total capital (to risk weighted assets)	12.72%	8.00%	9.875%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	10.80%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	10.68%	4.50%	6.375%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	10.68%	6.00%	7.875%	8.00%	8.50%
Total capital (to risk weighted assets)	11.44%	8.00%	9.875%	10.00%	10.50%

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2017
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.66%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.91%	4.50%	5.750%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.91%	6.00%	7.250%	N/A	8.50%
Total capital (to risk weighted assets)	13.75%	8.00%	9.250%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	11.75%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	11.91%	4.50%	5.750%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	11.91%	6.00%	7.250%	8.00%	8.50%
Total capital (to risk weighted assets)	12.69%	8.00%	9.250%	10.00%	10.50%
_______________________________________

(1)
Ratios for December 31, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018; ratios for December 31, 2017 reflect the minimum required plus capital conservation buffer phase-in for 2017. The capital conservation buffer increases by 0.625% each year through 2019.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $453.8 million at December 31, 2018. At December 31, 2018, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $440.2 million were included in Tier II capital. For a more detailed discussion of our subordinated debentures, see "Item 1: Business - Supervision and Regulation - Capital Requirements."
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
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions, and unpledged securities available-for-sale, which we refer to as our primary liquidity. We also maintain available borrowing capacity under secured credit lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity.
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $3.7 billion at December 31, 2018, of which $2.7 billion was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $5.4 billion of qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $2.0 billion at December 31, 2018, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $2.7 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $141.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of December 31, 2018, there was a $141.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2018, the Bank had borrowed $190.0 million through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels as of the dates indicated:

	December 31,
Primary Liquidity - On-Balance Sheet	2018	2017	2016
	(Dollars in thousands)
Cash and due from banks	$175,830	$233,215	$337,965
Interest-earning deposits in financial institutions	209,937	165,222	81,705
Securities available-for-sale	4,009,431	3,774,431	3,223,830
Less: pledged securities	(458,143)	(449,187)	(425,511)
Total primary liquidity	$3,937,055	$3,723,681	$3,217,989

Ratio of primary liquidity to total deposits	20.9%	19.7%	20.3%

Secondary Liquidity - Off-Balance Sheet	December 31,
Available Secured Borrowing Capacity	2018	2017	2016
	(In thousands)
Total secured borrowing capacity with the FHLB	$3,746,970	$3,789,949	$2,010,739
Less: secured advances outstanding	(1,040,000)	(332,000)	(735,000)
Available secured borrowing capacity with the FHLB	2,706,970	3,457,949	1,275,739
Available secured borrowing capacity with the FRBSF	2,003,269	1,766,188	2,210,692
Total secondary liquidity	$4,710,239	$5,224,137	$3,486,431

The Company's primary liquidity increased by $213.4 million during 2018 due primarily to a $235.0 million increase in securities available-for-sale and a $44.7 million increase in interest-earning deposits in financial institutions, offset partially by a $57.4 million decrease in cash and due from banks and a $9.0 million increase in pledged securities. The Company's secondary liquidity decreased by $513.9 million during 2018 due mainly to a $708.0 million increase in advances outstanding on the secured credit line with the FHLB and a $43.0 million decrease in the borrowing capacity on that secured credit line, offset partially by a $237.1 million increase in the borrowing capacity on the secured credit line with the FRBSF attributable to an increase in loan collateral resulting from pledging construction loans.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At December 31, 2018, core deposits totaled $16.3 billion and represented 87% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits. We evaluate the stability of deposit relationships through a deposit scorecard process, considering factors such as balance, transactional activity, length of relationship, interest rate sensitivity, and utilization of other Bank products. The deposit scorecard results are used as an input for our liquidity stress test, which we routinely conduct as part of our liquidity management process.
Our deposit balances may decrease if interest rates increase significantly or if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available off-balance sheet liquidity.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2018, brokered deposits totaled $1.3 billion, consisting of $729.4 million of brokered time deposits, $518.2 million of non-maturity brokered accounts, and $3.7 million of other brokered deposits. At December 31, 2017, brokered deposits totaled $1.6 billion, consisting of $732.2 million of brokered time deposits, $835.6 million of non-maturity brokered accounts, and $7.5 million of other brokered deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2018, we were in compliance with all of our established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. Dividends paid by the Bank during the three previous fiscal years exceeded the Bank's net earnings during that same period by $28.5 million. During the year ended December 31, 2018, PacWest received $684.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $643.9 million at December 31, 2018, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.

At December 31, 2018, PacWest had $242.9 million in cash and due from banks, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program, which terminates on February 29, 2020. See "- Recent Events - Stock Repurchase Program" for additional information.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	December 31, 2018
		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits (1)	$1,895,210	$101,616	$8,812	$—	$2,005,638
Short-term borrowings	1,371,000	—	—	—	1,371,000
Long-term debt obligations (1)	106	8	—	541,344	541,458
Contractual interest (2)	12,394	1,515	233	—	14,142
Operating lease obligations	32,845	57,119	38,607	29,923	158,494
Other contractual obligations	53,451	58,648	11,620	28,469	152,188
Total	$3,365,006	$218,906	$59,272	$599,736	$4,242,920
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are floating rate.

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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At December 31, 2018, our loan commitments and standby letters of credit were $7.5 billion and $364.2 million. The loan commitments, a portion of which result in funded loans, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “- Liquidity - Liquidity Management,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 12. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counter-party banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivative instruments that hedge those exposures. As of December 31, 2018, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $48.3 million and $29.6 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $51.3 million and $29.2 million. We recognized foreign currency translation net gains of $0.3 million, $0.3 million, and $0.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
We evaluated the results of our NII simulation model and MVE model prepared as of December 31, 2018, the results of which are presented below. Our NII simulation indicates that our balance sheet is asset-sensitive, while our MVE model indicates that our balance sheet had a slightly liability-sensitive profile. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2018. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at December 31, 2018. In order to arrive at the base case, we extend our balance sheet at December 31, 2018 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31, 2018. Based on such repricing, we calculate an estimated tax equivalent NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the substantial majority of our loans are variable rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (imbedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12 month NII simulation model as of December 31, 2018 assumes interest-bearing deposits reprice at 46% of the change in market rates (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet and forward yield curve as the base scenario, with immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
December 31, 2018	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,147.6	9.4%	5.13%	0.45%
Up 200 basis points	$1,115.9	6.4%	4.98%	0.30%
Up 100 basis points	$1,082.4	3.2%	4.83%	0.15%
BASE CASE	$1,048.7	—	4.68%	—
Down 100 basis points	$1,011.6	(3.5)%	4.52%	(0.16)%
Down 200 basis points	$976.2	(6.9)%	4.36%	(0.32)%
Down 300 basis points	$961.4	(8.3)%	4.29%	(0.39)%
Total base case year 1 tax equivalent NII was $1.0 billion at December 31, 2018 compared to $1.1 billion at December 31, 2017. The $17.6 million decrease in year 1 tax equivalent NII was attributable to higher cost of funds and an increase in the mix of interest-bearing liabilities, offset partially by the positive impact from loan portfolio growth.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates, and the least favorable alternate rate vector that we model is the “Bull Steepener,” when short-term rates fall faster than long-term rates. In the “Bear Flattener” scenario, Year 1 tax equivalent NII increases by 0.3%, and in the “Bull Steepener” scenario, Year 1 tax equivalent NII decreases by 2.1%.
Of the $18.0 billion of total loans in the portfolio, $11.0 billion have variable interest rate terms (excluding hybrid loans discussed below). At December 31, 2018, $10.9 billion of these variable-rate loans have a loan rate higher than their floor rate, which allows them to reprice at their next reprice date upon a change in their index. Approximately 52% of the variable-rate loans (excluding hybrid loans) have a LIBOR index rate. Of the $186 million of loans with rates below their floor rates at December 31, 2018, $174 million (93.6%) will rise above their floor rates with a 100 basis point increase in market rates. LIBOR is expected to be phased out after 2021, as such the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR.  The business processes impacted relate primarily to our variable-rate loans and our subordinated debentures, both of which are indexed to LIBOR.

Additionally, approximately $3.3 billion of variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $286 million, $551 million, and $1.2 billion in the next one, two, and three years.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off‑balance sheet items existing at December 31, 2018.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
December 31, 2018	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$5,447.8	$(58.2)	(1.1)%	21.2%	112.9%
Up 200 basis points	$5,469.4	$(36.6)	(0.7)%	21.3%	113.3%
Up 100 basis points	$5,484.7	$(21.3)	(0.4)%	21.3%	113.7%
BASE CASE	$5,506.0	$—	—	21.4%	114.1%
Down 100 basis points	$5,521.4	$15.4	0.3%	21.5%	114.4%
Down 200 basis points	$5,547.4	$41.4	0.8%	21.6%	115.0%
Down 300 basis points	$5,316.5	$(189.5)	(3.4)%	20.7%	110.2%
Total base case projected market value of equity was $5.5 billion at December 31, 2018 compared to $6.6 billion at December 31, 2017. The projected market value of equity decreased by $1.1 billion, while our overall MVE sensitivity profile has remained relatively unchanged. The decrease in base case market value of equity was due primarily to: (1) a $1.0 billion decrease in the mark-to-market adjustment for loans and leases resulting from higher credit spreads used for the loan value calculation and (2) a $152 million decrease in the book value of stockholders' equity, offset partially by (3) a $122 million decrease in the mark-to-market adjustment for total deposits due to the overall increase in the level of market interest rates. The decrease in the book value of stockholders' equity was due mainly to $306 million of common stock repurchases under the Stock Repurchase Program, $288 million of cash dividends paid, and a $37 million decline in accumulated other comprehensive income, offset partially by $465 million in net earnings.

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
As of December 31, 2018, PacWest Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10‑K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PacWest Bancorp:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Los Angeles, California
February 27, 2019

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$175,830	$233,215
Interest-earning deposits in financial institutions	209,937	165,222
Total cash and cash equivalents	385,767	398,437
Securities available-for-sale, at fair value	4,009,431	3,774,431
Federal Home Loan Bank stock, at cost	32,103	20,790
Total investment securities	4,041,534	3,795,221
Loans held for sale, at lower of cost or fair value	—	481,100
Gross loans and leases held for investment	18,026,365	17,032,221
Deferred fees, net	(68,652)	(59,478)
Allowance for loan and lease losses	(132,472)	(139,456)
Total loans and leases held for investment, net	17,825,241	16,833,287
Equipment leased to others under operating leases	292,677	284,631
Premises and equipment, net	34,661	31,852
Foreclosed assets, net	5,299	1,329
Deferred tax asset, net	17,489	—
Goodwill	2,548,670	2,548,670
Core deposit and customer relationship intangibles, net	57,120	79,626
Other assets	522,896	540,723
Total assets	$25,731,354	$24,994,876

LIABILITIES:
Noninterest-bearing deposits	$7,888,915	$8,508,044
Interest-bearing deposits	10,981,586	10,357,492
Total deposits	18,870,501	18,865,536
Borrowings	1,371,114	467,342
Subordinated debentures	453,846	462,437
Accrued interest payable and other liabilities	210,305	221,963
Total liabilities	20,905,766	20,017,278

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at December 31, 2018 and 2017;
125,079,705 and 130,491,108 shares issued, respectively, includes 1,344,656 and 1,436,120
shares of unvested restricted stock, respectively)	1,251	1,305
Additional paid-in capital	3,722,723	4,287,487
Retained earnings	1,182,674	723,471
Treasury stock, at cost (1,889,872 and 1,708,230 shares at December 31, 2018 and 2017)	(74,985)	(65,836)
Accumulated other comprehensive (loss) income, net	(6,075)	31,171
Total stockholders' equity	4,825,588	4,977,598
Total liabilities and stockholders' equity	$25,731,354	$24,994,876

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$1,047,969	$952,771	$924,294
Investment securities	111,619	98,202	90,557
Deposits in financial institutions	2,082	1,543	1,061
Total interest income	1,161,670	1,052,516	1,015,912
Interest expense:
Deposits	80,140	45,694	31,512
Borrowings	11,985	3,638	2,259
Subordinated debentures	28,631	23,613	20,850
Total interest expense	120,756	72,945	54,621
Net interest income	1,040,914	979,571	961,291
Provision for credit losses	45,000	57,752	65,729
Net interest income after provision for credit losses	995,914	921,819	895,562
Noninterest income:
Service charges on deposit accounts	16,509	15,307	14,534
Other commissions and fees	45,543	41,422	47,126
Leased equipment income	37,881	37,700	33,919
Gain on sale of loans and leases	4,675	6,197	909
Gain (loss) on sale of securities	8,176	(541)	9,485
FDIC loss sharing expense, net	—	—	(8,917)
Other income	35,851	28,488	15,419
Total noninterest income	148,635	128,573	112,475
Noninterest expense:
Compensation	282,568	266,567	251,913
Occupancy	53,223	48,863	48,911
Data processing	27,225	26,575	24,356
Other professional services	21,952	17,353	16,478
Insurance and assessments	20,705	19,733	18,364
Intangible asset amortization	22,506	14,240	16,517
Leased equipment depreciation	21,371	20,767	20,899
Foreclosed assets (income) expense, net	(751)	1,702	1,881
Acquisition, integration and reorganization costs	1,770	19,735	200
Loan expense	10,569	13,832	9,371
Other expense	50,094	46,294	41,211
Total noninterest expense	511,232	495,661	450,101
Earnings before income taxes	633,317	554,731	557,936
Income tax expense	(167,978)	(196,913)	(205,770)
Net earnings	$465,339	$357,818	$352,166

Earnings per share:
Basic	$3.72	$2.91	$2.90
Diluted	$3.72	$2.91	$2.90
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net earnings	$465,339	$357,818	$352,166
Other comprehensive income (loss), net of tax:
Unrealized net holding (losses) gains on securities available-for-sale
arising during the year	(52,559)	42,190	(27,392)
Income tax benefit (expense) related to net unrealized holding (losses) gains
arising during the year	15,015	(17,481)	11,148
Unrealized net holding (losses) gains on securities available-for-sale, net of tax	(37,544)	24,709	(16,244)
Reclassification adjustment for net (gains) losses included in net earnings (1)	(8,176)	541	(9,485)
Income tax expense (benefit) related to reclassification adjustment	2,338	(61)	3,883
Reclassification adjustment for net (gains) losses included in net earnings,
net of tax	(5,838)	480	(5,602)
Other comprehensive (loss) income, net of tax	(43,382)	25,189	(21,846)
Comprehensive income	$421,957	$383,007	$330,320
__________________________________

(1)	Entire amount recognized in "Gain (loss) on sale of securities" on the Consolidated Statements of Earnings.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Dollars in thousands)
Balance, December 31, 2015	121,413,727	$1,228	$4,405,775	$13,907	$(51,047)	$27,828	$4,397,691
Net earnings	—	—	—	352,166	—	—	352,166
Other comprehensive loss	—	—	—	—	—	(21,846)	(21,846)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	664,135	7	23,312	—	—	—	23,319
Restricted stock surrendered	(141,358)				(5,313)		(5,313)
Common stock repurchased under
Stock Repurchase Program	(652,835)	(7)	(27,924)	—	—	—	(27,931)
Tax effect from vesting of
restricted stock	—	—	4,406	—	—	—	4,406
Cash dividends paid:
Common stock, $2.00/share	—	—	(243,437)	—	—	—	(243,437)
Balance, December 31, 2016	121,283,669	1,228	4,162,132	366,073	(56,360)	5,982	4,479,055
Cumulative effect of change in
accounting principle (1)	—	—	711	(420)	—	—	291
Net earnings	—	—	—	357,818	—	—	357,818
Other comprehensive income	—	—	—	—	—	25,189	25,189
Issuance of common stock for
acquisition of CU Bancorp	9,298,451	93	446,140	—	—	—	446,233
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	470,855	5	25,563	—	—	—	25,568
Restricted stock surrendered	(188,870)	—	—	—	(9,476)	—	(9,476)
Common stock repurchased under
Stock Repurchase Program	(2,081,227)	(21)	(99,656)	—	—	—	(99,677)
Cash dividends paid:
Common stock, $2.00/share	—	—	(247,403)	—	—	—	(247,403)
Balance, December 31, 2017	128,782,878	1,305	4,287,487	723,471	(65,836)	31,171	4,977,598
Cumulative effects of changes in
accounting principles (2)	—	—	—	(6,136)	—	6,136	—
Net earnings	—	—	—	465,339	—	—	465,339
Other comprehensive loss	—	—	—	—	—	(43,382)	(43,382)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	437,831	4	29,764	—	—	—	29,768
Restricted stock surrendered	(181,642)	—	—	—	(9,149)	—	(9,149)
Common stock repurchased under
Stock Repurchase Program	(5,849,234)	(58)	(306,335)	—	—	—	(306,393)
Cash dividends paid:
Common stock, $2.30/share	—	—	(288,193)	—	—	—	(288,193)
Balance, December 31, 2018	123,189,833	$1,251	$3,722,723	$1,182,674	$(74,985)	$(6,075)	$4,825,588
________________________

(1)	Impact due to adoption on January 1, 2017 of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."

(2)
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

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net earnings	$465,339	$357,818	$352,166
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,168	32,029	32,884
Amortization of net premiums on securities available-for-sale	23,938	41,450	39,797
Amortization of intangible assets	22,506	14,240	16,517
Provision for credit losses	45,000	57,752	65,729
Gain on sale of foreclosed assets, net	(609)	(871)	(837)
Provision for losses on foreclosed assets	74	2,138	2,576
Gain on sale of loans and leases, net	(4,675)	(6,197)	(909)
(Gain) loss on sale of premises and equipment	(20)	(386)	78
(Gain) loss on sale of securities, net	(8,176)	541	(9,485)
Gain on BOLI death benefits	(1,338)	(1,050)	(539)
Unrealized gain on derivatives and foreign currencies, net	(325)	(429)	(202)
Earned stock compensation	29,768	25,568	23,319
Loss on sale of PWEF leasing unit	—	—	720
(Increase) decrease in deferred income taxes, net	(136)	76,860	53,556
Tax effect of restricted stock vesting included in stockholders' equity	—	—	(4,406)
Decrease (increase) in other assets	25,117	(118,477)	6,441
(Decrease) increase in accrued interest payable and other liabilities	(23,604)	2,982	3,702
Net cash provided by operating activities	608,027	483,968	581,107

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	—	160,318	—
Net cash used in branch sale	—	—	(178,792)
Net increase in loans and leases	(1,209,986)	(1,303,752)	(1,257,734)
Proceeds from sales of loans and leases	646,587	1,322,456	121,053
Proceeds from maturities and paydowns of securities available-for-sale	290,177	435,925	250,170
Proceeds from sales of securities available-for-sale	571,800	759,300	393,509
Purchases of securities available-for-sale	(1,180,545)	(1,298,105)	(375,261)
Net (purchases) redemptions of Federal Home Loan Bank stock	(11,313)	12,982	(2,160)
Proceeds from sales of foreclosed assets	13,479	12,345	8,186
Purchases of premises and equipment, net	(12,385)	(7,919)	(8,183)
Proceeds from sales of premises and equipment	57	10,309	24
Proceeds from sale of leasing unit	—	—	138,955
Proceeds from BOLI death benefits	3,546	2,478	3,238
Net increase in equipment leased to others under operating leases	(28,610)	(73,596)	(51,557)
Net cash (used in) provided by investing activities	(917,193)	32,741	(958,552)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(615,263)	343,663	490,997
Net increase (decrease) in interest-bearing deposits	624,094	(63,700)	(104,021)
Net increase (decrease) in borrowings	903,772	(461,349)	285,928
Net decrease in subordinated debentures	(12,372)	—	—
Common stock repurchased and restricted stock surrendered	(315,542)	(109,153)	(33,244)
Tax effect of restricted stock vesting included in stockholders' equity	—	—	4,406
Cash dividends paid, net	(288,193)	(247,403)	(243,437)
Net cash provided by (used in) financing activities	296,496	(537,942)	400,629
Net (decrease) increase in cash and cash equivalents	(12,670)	(21,233)	23,184
Cash and cash equivalents, beginning of year	398,437	419,670	396,486
Cash and cash equivalents, end of year	$385,767	$398,437	$419,670

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$119,042	$69,477	$54,389
Cash paid for income taxes	98,575	208,066	133,897
Loans transferred to foreclosed assets	16,914	580	781
Transfers from loans held for investment to loans held for sale	—	481,100	—
Common stock issued in acquisitions	—	446,233	—

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and numerous loan production offices across the country through our Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. National Lending provides asset-based, equipment, real estate, and security cash flow loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Square 1 Asset Management, Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including treasury management and investment management services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, compensation, occupancy, and general operating expenses.
(a) Accounting Standards Adopted in 2018
Effective January 1, 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 contained a number of changes which are applicable to the Company including the following: (1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; (2) allows equity investments without readily determinable fair values to be measured at cost less impairment, if any, plus or minus changes in observable prices (referred to as the "measurement alternative"); and (3) changes certain presentation and disclosure requirements for financial instruments, including using the exit price notion when measuring the fair value of financial instruments (see Note 13. Fair Value Measurements). ASU 2018-03 also clarified certain aspects of the guidance issued in ASU 2016-01, including requiring a prospective transition approach for equity investments without readily determinable fair value in which the measurement alternative is applied.
ASU 2016-01 does not apply to investments accounted for using the equity method, investments in consolidated subsidiaries, FHLB stock, and investments in low income housing tax credit projects accounted for under Topic 323, "Investments - Equity Method and Joint Ventures." Upon adoption of ASU 2016-01, the Company recorded a transition adjustment to reclassify $529,000 in net unrealized gains from accumulated other comprehensive income ("AOCI") to retained earnings. The ASU also eliminated the requirement to classify equity investments into different categories such as “Available-for-sale.” The adoption of this ASU may result in more earnings volatility as changes in fair value of certain equity investments are recorded in the statement of earnings as opposed to AOCI.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Effective January 1, 2018, the Company early-adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The TCJA required deferred tax assets and liabilities to be re-measured at its enactment date for the effect of the change in the federal corporate tax rate. This process resulted in "stranded tax effects" in AOCI for deferred tax asset or liabilities which were established with an offsetting amount in AOCI. ASU 2018-02 allows for a reclassification of the stranded tax effects resulting from the enactment of the TCJA from AOCI to retained earnings. The Company elected to reclassify all of its stranded tax effects of $6.665 million from AOCI to retained earnings effective January 1, 2018, while no other income tax effects related to the application of the TCJA were reclassified.
Effective January 1, 2018, the Company adopted ASU 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers." ASU 2014-09 supersedes Topic 605, "Revenue Recognition" and requires an entity to recognize revenue at an amount that reflects the consideration to which it expects to be entitled to in exchange for the transfer of promised goods or services to customers.
Substantially all of the Company's revenue is interest income on loans, investment securities, and deposits at other financial institutions which are specifically outside the scope of ASU 2014-09. ASU 2014-09 applies primarily to certain noninterest income items in the Company's consolidated statement of earnings. Upon adoption, the Company applied the cumulative effect transition method, which resulted in no adjustment to retained earnings and no material impact on the Company's consolidated financial position, results of operations, or cash flows. The Company did make minor changes to accounting operations and internal controls as part of adopting this new standard. See Note 16. Revenue From Contracts With Customers for further details.
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
Effective January 1, 2018, the Company adopted ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. The Company had no acquisitions or purchases of components of a business in 2018, thus, the impact of adopting the new standard had no impact on the Company's consolidated financial position, results of operations, or cash flows.
Effective January 1, 2018, the Company adopted ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provided clarification of what constitutes a modification of a share-based payment award. The Company did not modify any share-based payment awards in 2018, thus, the impact of adopting the new standard had no impact on the Company's consolidated financial position, results of operations, or cash flows.

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
The allowance for loan and lease losses (“ALLL”) represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. During the second quarter of 2018, the Company changed its ALLL methodology due to the growth and increased complexity of the loan portfolio. The new ALLL methodology included three primary changes: the quantitative component now employs a probability of default/loss given default ("PD/LGD") methodology; the loan segmentation groups our loan portfolio into 21 loan pools with similar risk characteristics (as opposed to 34 loan pools used under the previous methodology); and the historical range of loan performance history (often referred to as the look-back period) was lengthened by one year to ten years. The methodology for assessing individually impaired loans did not change under the new ALLL methodology. The ALLL methodology used to derive qualitative adjustments based on other internal or external factors was updated to align with the new PD/LGD methodology being applied to estimate the quantitative general allowance for unimpaired loans. As a result, the composition of the ALLL changed as the quantitative component increased and the qualitative component decreased as the new quantitative methodology now encompasses more information, such as the longer look-back period, that previously required a qualitative adjustment as part of determining the total ALLL estimate. These changes in the ALLL methodology did not result in material changes to management's overall estimate of the ALLL at June 30, 2018.
As described in Note 3. Acquisitions below, we completed the CUB acquisition on October 20, 2017. The acquired assets and liabilities in this acquisition were measured at their estimated fair values. Management made significant estimates and exercised significant judgment in estimating such fair values and accounting for the acquired assets and assumed liabilities in this transaction.
(d) Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. In our loan and allowance tables, we realigned our commercial loan portfolio classes and subclasses to better reflect and report our lending, especially in light of the fourth quarter of 2017 cash flow loan sale and the exiting of the origination operations related to general, technology, and healthcare cash flow loans. Prior to the realignment, our commercial loan portfolio classes were: (1) asset-based, (2) venture capital, (3) cash flow, and (4) equipment finance. After the realignment, our commercial loan portfolio classes are (1) asset-based (which includes equipment finance), (2) venture capital, and (3) other commercial (which includes retained cash flow). All of the loan and allowance tables, both current period and prior periods, reflect this realignment.
Prior to January 1, 2018, our credit quality disclosures were only for Non-PCI loans and leases. As our gross PCI loan portfolio reduced to less than 0.4% of total loans and leases as of the end of 2017, beginning in 2018 the credit quality disclosures reflect our entire loan and lease portfolio. Accordingly, for the credit quality tables in Note 6. Loans and Leases, amounts related to 2018 are for total loans and leases, while amounts related to 2017 and 2016 are for Non-PCI loans and leases.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(e) Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of: (1) cash and due from banks, and (2) interest‑earning deposits in financial institutions. Interest‑earning deposits in financial institutions represent mostly cash held at the FRBSF, the majority of which is immediately available.
(f) Investment Securities
We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held‑to‑maturity. Securities held‑to‑maturity are stated at amortized cost. We do not classify any securities as held-to-maturity. Securities to be held for indefinite periods of time, but not necessarily to be held‑to‑maturity or on a long‑term basis, are classified as available‑for‑sale and carried at estimated fair value, with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of applicable income taxes. Securities available‑for‑sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, and other related factors. Securities are individually evaluated for appropriate classification when acquired. As a result, similar types of securities may be classified differently depending on factors existing at the time of purchase.
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
Our accounting policy for investment securities applied to both debt and equity securities in prior periods. Effective January 1, 2018, upon the adoption of ASUs 2016-01 and 2018-03, our accounting policy for investment securities applies only to debt securities. Our accounting policy for equity investments is described in (o) below.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Purchased credit impaired loans. Purchased credit impaired loans are referred to as PCI loans and are accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that collection of all contractually required payments is unlikely. We apply PCI loan accounting when we acquire loans deemed to be impaired, and as a general policy election when we acquire a portfolio of loans in a distressed bank acquisition. As our gross PCI loan portfolio represented less than 0.4% of total loans as of the end of 2017, beginning in 2018 the PCI loans were accounted for as Non-PCI loans.
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
Loans and leases held for sale. As part of our management of the loans and leases held in our portfolio, on occasion we will transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan and lease loss is charged off and the carrying value of the loan is adjusted to the lower of cost or estimated fair value. The unamortized balance of net deferred fees and costs associated with loans held for sale are not accreted or amortized to interest income until the related loans are sold.
Gains or losses on the sale of these loans are recorded as "Noninterest income" in the consolidated statements of earnings.
Delinquent or past due loans and leases. Loans and leases are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain on accrual status between 30 days and 89 days past due.
Nonaccrual loans and leases. When we discontinue the accrual of interest on a loan or lease it is designated as nonaccrual. We discontinue the accrual of interest on a loan or lease generally when a borrower's principal or interest payments or a lessee's payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. Loans with interest or principal payments past due 90 days or leases with payments past due 90 days may be accruing if the loans or leases are concluded to be well-secured and in the process of collection; however, these loans or leases are still reported as nonperforming. When loans or leases are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest on nonaccrual loans or leases is subsequently recognized only to the extent that cash is received and the loan principal balance or lease balance is deemed collectable. Loans or leases are restored to accrual status when the loans or leases become both well‑secured and are in the process of collection.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
(h) Allowance for Credit Losses on Loans and Leases Held for Investment
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
The allowance for credit losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon our review of the credit quality of the loan and lease portfolio, which includes payment trends, borrowers' compliance with loan agreements, borrowers' current and budgeted financial performance, collateral valuation trends, and current economic factors and external conditions that may affect our borrowers' ability to make payments to us in accordance with contractual terms. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.
The allowance for loan and lease losses has a general reserve component for unimpaired loans and leases and a specific reserve component for impaired loans and leases.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors which are applied to our population of unimpaired loans and leases to estimate our general reserves. The quantitative loss factors consider the likelihood of loans defaulting based on the historical degree that similar loans defaulted and the degree of credit losses based on the historical average degree of loss experienced for these similar loans and leases pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current collateral values and performance trends, credit performance trends, and the loan portfolio's current composition. As noted below in " Allowance for Loan and Lease Losses - Change in Methodology," we changed our methodology for calculating the ALLL in the second quarter of 2018. See that section for details regarding this change.
The quantitative estimation of the allowance for credit losses at December 31, 2018 considered actual historical loan and lease charge-off experience over a 40-quarter look-back period starting with the first quarter of 2009. This look-back period is inclusive of the average timeframe over which charge-offs typically occur following loan or lease origination. The estimation of the allowance for credit losses at December 31, 2017 considered actual historical loan and lease charge-off experience over a 31-quarter look-back period starting with the first quarter of 2010. The increase in the historical look-back period to a 40-quarter look-back period at December 31, 2018 from 31 quarters at December 31, 2017 was done as part of our ALLL methodology change in the second quarter of 2018 and allows the look-back period to capture sufficient loss observations that is relevant to the current portfolio. In a good economic cycle with less frequent loss events, management believes a longer look-back period is more appropriate to reflect the level of incurred losses over an entire economic cycle. When estimating the general reserve component for the various pools of similar loan types, the loss factors applied to the loan pools consider the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings. We recognize that the determination of the allowance for credit losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans on a regular basis.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Allowance for loan and lease losses - change in methodology. The ALLL represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Our methodology to estimate the ALLL has three basic elements that include specific reserves for individually evaluated impaired loans, a quantitative general allowance for all other loans (including individually evaluated loans determined not to be impaired), and qualitative adjustments based on other factors which may be internal or external to the Company.
During the second quarter of 2018, we changed our methodology used to estimate the quantitative general allowance due to the growth and increased complexity of the loan portfolio.
The new ALLL methodology included three primary changes: the quantitative component now employs a PD/LGD methodology; the loan segmentation groups our loan portfolio into 21 loan pools with similar risk characteristics (as opposed to 34 loan pools used under the previous methodology); and the historical range of loan performance history, or look-back period, was lengthened by one year to ten years.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The new PD/LGD methodology estimates the likelihood of loans defaulting based on the historical degree that similar loans defaulted, and it estimates the degree of credit loss based on the historical average degree of loss experienced for these similar loans. The reduced number of loan pools provides greater statistical validity by having more default and loss histories within each pool for the quantitative general allowance estimation. The look-back period was extended to capture loan performance back to January 1, 2009, one year longer than under the historical loss migration methodology. Extending this look-back period includes more historical loan performance information. The loss emergence period was unchanged as we continue to use seven quarters.
The methodology to estimate specific reserves for individually evaluated impaired loans did not change. The methodology to derive qualitative adjustments based on other internal or external factors was updated to align with the new PD/LGD methodology being applied to estimate the quantitative general allowance for unimpaired loans. As a result, the composition of the ALLL changed as the quantitative component increased and the qualitative component decreased as the new quantitative methodology now encompasses more information, such as the longer look-back period, that previously required a qualitative adjustment as part of determining the total ALLL estimate. These changes in the ALLL methodology did not result in material changes to management's overall ALLL estimate at June 30, 2018.
(i) Land, Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is charged to "Noninterest expense" in the consolidated statements of earnings using the straight‑line method over the estimated useful lives of the assets. The estimated useful lives of furniture, fixtures and equipment range from 3 to 7 years and for buildings up to 30 years. Leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter.
(j) Foreclosed Assets
Foreclosed assets include OREO and repossessed non-real estate assets. Foreclosed assets are initially recorded at the estimated fair value of the property, based on current independent appraisals obtained at the time of acquisition, less estimated costs to sell, including senior obligations such as delinquent property taxes. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition less estimated costs to sell is charged to the allowance for loan and lease losses. Any subsequent write‑downs are charged to "Noninterest expense" in the consolidated statements of earnings and recognized through a foreclosed assets valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the foreclosed assets valuation allowance, but not below zero, and are credited to "Noninterest expense." Gains and losses on the sale of foreclosed assets and operating expenses of such assets are included in "Noninterest expense."
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
On a quarterly basis, the Company evaluates its deferred tax assets to assess whether they are expected to be realized in the future. This determination is based on currently available facts and circumstances, including our current and projected future tax positions, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. To the extent our deferred tax assets are not considered more likely than not to be realized, we are required to record a valuation allowance on our deferred tax assets by charging earnings. The Company also evaluates existing valuation allowances periodically to determine if sufficient evidence exists to support an increase or reduction in the allowance.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
(m) Stock-Based Compensation
The Company issues stock-based compensation instruments consisting of TRSAs and PRSUs. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. Forfeitures of stock-based awards are recognized when they occur. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU’s is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(n) Derivative Instruments
Our derivative contracts primarily manage the foreign currency risk associated with certain assets and liabilities. As of December 31, 2018, all of our derivatives were held for risk management purposes and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These derivatives provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received on assets and liabilities denominated in foreign currencies as the result of changes to exchange rates. Our derivatives are recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in "Noninterest income - other" in the consolidated statements of earnings. At December 31, 2018, our derivative contracts had a notional value of $80.5 million.
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures.
(o) Equity Investments
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
(s) Business Segments
We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent. As of December 31, 2018 and since December 31, 2015, we have operated as one reportable segment. The factors considered in making this determination include the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the discrete financial information reviewed by our key decision makers. Through our network of banking offices nationwide, our entire operations provide relationship-based banking products, services and solutions for small to mid-sized companies, entrepreneurial businesses, venture capital and private equity investors, real estate investors, professionals and other individuals. Our products and services include commercial real estate, multi-family, commercial business, construction and land, consumer and government-guaranteed small business loans, business and personal deposit products, and treasury cash management services.
(t) Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which, among other things, requires lessees to recognize most leases on-balance sheet, which will result in an increase in their reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases, and is effective for annual and interim periods in fiscal years beginning after December 15, 2018. There have been further amendments issued in 2018, including practical expedients, with the issuance of ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases,” ASU 2018-11, "Leases (Topic 842): Targeted Improvements," and ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors.”
The Company will adopt the standard effective January 1, 2019 and apply the guidance to all leases within the scope of Topic 842 as of that date using the optional transition method to not adjust comparative period financial information. We have elected the following practical expedients: (1) as a lessee we will not separate lease and non-lease components when determining the amount of right of use assets; (2) we have elected the package of transition practical expedients including (a) not to reassess whether any expired or existing contracts are or contains leases, (b) maintain existing lease classification, and (c) we will not reassess initial direct costs for leases existing at January 1, 2019; (3) we will not record short term leases on the balance sheet; and (4) we have elected to present sales tax on a “net” basis for those transactions in which we are the lessor.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The primary impact of the new standard to the Company relates to leased branches and office space which are accounted for as operating leases. Adoption of the new standard on January 1, 2019 resulted in the recording of lease right-of-use assets of approximately $131 million and lease right-of-use liabilities of approximately $146 million with the difference due to the offset of previously accrued deferred rent and vacant space accruals based on the lease population as of January 1, 2019. The standard will not materially impact our consolidated statements of earnings and has no impact on cash flows. Effective January 1, 2019, the Company implemented: (1) a new lease accounting and administrative system, (2) new processes and procedures, and (3) new internal controls. As a lessor, we expect to recognize more sales-type leases that are currently accounted for as direct financing leases. The change in the definition of initial direct costs to include only incremental direct costs will also result in an acceleration of certain operating costs. Given the limited changes to lessor accounting, we have determined that the adoption of the new standard will not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which significantly changes the way entities recognize credit losses and impairment of financial assets recorded at amortized cost. Currently, the credit loss and impairment model for loans and leases is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the new current expected credit loss ("CECL") model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The forward-looking concept of CECL to estimate future credit losses will broaden the range of data to consider including past and current events and conditions along with reasonable and supportable forecasts that may affect expected collectability. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard will add new disclosure requirements and impact the Company’s processes and internal controls over financial reporting. The issuance of ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” in November 2018 clarified that receivables arising from operating leases are not within the scope of the new credit losses standard. The FASB has also issued an exposure draft in November 2018 which contains matters related to the CECL guidance and the FASB's Transition Resource Group continues to field questions on issues requiring further interpretation and guidance. We expect discussions on these and other interpretation matters to continue throughout 2019 and beyond the effective date of January 1, 2020.
The Company has established a multidisciplinary project team and implementation plan, selected a software solution, reached preliminary accounting decisions on various matters, developed a conceptual framework, developed initial regression models for the reasonable and supportable forecast period, and is engaged in the implementation phase of the project. The Company, with the assistance of a third party adviser, continues to work on: (1) developing and documenting a new expected loss model with supportable assumptions, (2) addressing data and reporting requirements, (3) assessing updates to accounting policies, and (4) documenting new processes and controls. The Company expects to begin parallel calculations, testing, and sensitivity analysis on its initial modeling assumptions and results in the first quarter of 2019.
ASU 2016-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with earlier adoption permitted. The Company plans to adopt this standard on January 1, 2020. Entities are required to use a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach). A prospective transition approach is required for available-for-sale debt securities for which an other-than-temporary impairment had been recognized before the adoption date. The new standard will be significant to the policies, processes, and methodology used to determine credit losses; however, the Company has not yet determined the quantitative effect on its consolidated financial position and results of operations.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. ASU 2017-04 instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit's fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Company on January 1, 2020. While early adoption is permitted, the Company has no intention of doing so at this time and does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurements,” which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. The Company will early adopt any removed or modified disclosures effective January 1, 2019 but will defer adoption of the additional disclosures until the effective date as permitted in the transition guidance in ASU 2018-13. The Company does not expect ASU 2018-13 to have a material impact on its consolidated financial position or results of operations.
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FASB Emerging Issues Task Force)," which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. ASU 2018-15 is effective for the Company on January 1, 2020 and the Company has the option to adopt the new standard either prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. Early adoption is permitted. The Company will early adopt this standard prospectively effective January 1, 2019, and we have determined that the adoption of ASU 2018-15 will not have a material impact on its consolidated financial position or results of operations.
NOTE 2. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the years ended December 31, 2018 and 2017 were $77.0 million and $77.6 million. As of December 31, 2018 and 2017, we pledged cash collateral for our derivative contracts of $2.6 million and $2.7 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3.  ACQUISITIONS
The following assets acquired and liabilities assumed of CUB are presented at estimated fair value as of the acquisition date:

October 20, 2017
(In thousands)
Assets Acquired:
Cash and due from banks	$51,857
Interest‑earning deposits in financial institutions	332,799
Total cash and cash equivalents	384,656
Securities available‑for‑sale	446,980
FHLB stock	11,902
Loans and leases	2,075,890
Premises and equipment	2,981
Goodwill	374,721
Core deposit and customer relationship intangibles	57,500
Other assets	103,498
Total assets acquired	$3,458,128

Liabilities Assumed:
Noninterest‑bearing deposits	$1,510,285
Interest‑bearing deposits	1,209,597
Total deposits	2,719,882
Borrowings	22,879
Subordinated debentures	12,372
Accrued interest payable and other liabilities	32,424
Total liabilities assumed	$2,787,557
Total consideration paid	$670,571

Summary of consideration:
Cash paid	$224,338
PacWest common stock issued	446,233
Total	$670,571
CUB Acquisition
We acquired CUB on October 20, 2017. As part of the acquisition, CU Bank, a wholly-owned subsidiary of CUB, was merged with and into PacWest's wholly-owned banking subsidiary, Pacific Western Bank.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2016	$2,173,949
Addition from the CUB acquisition	374,721
Balance, December 31, 2017	2,548,670
Balance, December 31, 2018	$2,548,670
We perform our annual goodwill impairment testing with an as of date of December 31. We evaluated the carrying value of our goodwill and determined that it was not impaired.
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The estimated aggregate amortization expense related to our current intangible assets for each of the next five years is $18.7 million for 2019, $14.6 million for 2020, $10.8 million for 2021, $7.5 million for 2022 and $3.8 million for 2023.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of year	$119,497	$64,187	$95,524
Addition from the CUB acquisition	—	57,500	—
Fully amortized portion	—	(2,190)	(29,637)
Reduction due to sale of PWEF leasing unit	—	—	(1,700)
Balance, end of year	119,497	119,497	64,187
Accumulated Amortization:
Balance, beginning of year	(39,871)	(27,821)	(42,304)
Amortization	(22,506)	(14,240)	(16,517)
Fully amortized portion	—	2,190	29,637
Reduction due to sale of PWEF leasing unit	—	—	1,363
Balance, end of year	(62,377)	(39,871)	(27,821)
Net CDI and CRI, end of year	$57,120	$79,626	$36,366

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5.  INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	December 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$281,486	$1,902	$(2,300)	$281,088	$243,375	$3,743	$(844)	$246,274
Agency CMOs	634,774	3,448	(5,372)	632,850	277,638	968	(2,897)	275,709
Private label CMOs	101,313	1,985	(2,093)	101,205	122,816	3,813	(642)	125,987
Municipal securities	1,298,514	21,000	(7,320)	1,312,194	1,627,707	53,700	(1,339)	1,680,068
Agency commercial MBS	1,133,846	383	(21,525)	1,112,704	1,169,969	2,758	(8,758)	1,163,969
U.S. Treasury securities	401,056	2,437	(88)	403,405	—	—	—	—
Asset-backed securities	81,762	104	(481)	81,385	89,425	159	(874)	88,710
SBA securities	68,158	—	(1,111)	67,047	160,214	695	(575)	160,334
Corporate debt securities	17,000	553	—	17,553	17,000	2,295	—	19,295
Collateralized loan obligations	—	—	—	—	6,960	55	—	7,015
Equity investments (1)	—	—	—	—	6,421	779	(130)	7,070
Total	$4,017,909	$31,812	$(40,290)	$4,009,431	$3,721,525	$68,965	$(16,059)	$3,774,431
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
As of December 31, 2018, securities available‑for‑sale with a fair value of $458.1 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
Realized gains or losses in the consolidated statements of earnings resulting from the sale of securities are calculated using the specific identification method and included in gain (loss) on sale of securities.
During the year ended December 31, 2018, we sold $563.6 million of securities available-for-sale for a gross realized gain of $9.2 million and a gross realized loss of $1.0 million.
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

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$60,164	$(169)	$85,245	$(2,131)	$145,409	$(2,300)
Agency CMOs	69,859	(326)	164,097	(5,046)	233,956	(5,372)
Private label CMOs	32,170	(831)	49,237	(1,262)	81,407	(2,093)
Municipal securities	52,386	(238)	284,915	(7,082)	337,301	(7,320)
Agency commercial MBS	40,641	(341)	1,020,684	(21,184)	1,061,325	(21,525)
U.S. Treasury securities	49,729	(88)	—	—	49,729	(88)
Asset-backed securities	11,548	(38)	35,859	(443)	47,407	(481)
SBA securities	249	(1)	66,798	(1,110)	67,047	(1,111)
Total	$316,746	$(2,032)	$1,706,835	$(38,258)	$2,023,581	$(40,290)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$44,795	$(311)	$26,010	$(533)	$70,805	$(844)
Agency CMOs	163,014	(2,452)	20,928	(445)	183,942	(2,897)
Private label CMOs	50,521	(500)	5,035	(142)	55,556	(642)
Municipal securities	67,936	(365)	32,326	(974)	100,262	(1,339)
Agency commercial MBS	579,373	(3,777)	129,060	(4,981)	708,433	(8,758)
Asset-backed securities	45,198	(818)	10,473	(56)	55,671	(874)
SBA securities	74,904	(575)	—	—	74,904	(575)
Equity investments (1)	1,039	(130)	—	—	1,039	(130)
Total	$1,026,780	$(8,928)	$223,832	$(7,131)	$1,250,612	$(16,059)
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reviewed the securities that were in an unrealized loss position at December 31, 2018 and 2017, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated.

	December 31, 2018
	Amortized	Fair
Maturity	Cost	Value
	(In thousands)
Due in one year or less	$37,197	$37,155
Due after one year through five years	749,860	749,870
Due after five years through ten years	991,138	975,553
Due after ten years	2,239,714	2,246,853
Total securities available-for-sale	$4,017,909	$4,009,431
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
FHLB Stock
In connection with outstanding FHLB advances, the Bank owned FHLB stock carried at cost of $32.1 million and $20.8 million at December 31, 2018 and 2017. At December 31, 2018 and 2017, the Bank was required to own FHLB stock at least equal to 2.7% of outstanding FHLB advances. During the year ended December 31, 2018, FHLB stock increased by $11.3 million due to $55.6 million in purchases, offset partially by $44.3 million in redemptions. We evaluated the carrying value of our FHLB stock investment at December 31, 2018, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Taxable interest	$68,504	$52,981	$46,097
Non-taxable interest	41,376	43,355	41,885
Dividend income	1,739	1,866	2,575
Total interest income on investment securities	$111,619	$98,202	$90,557

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
Prior to January 1, 2018, our loan and lease portfolio consisted of Non-PCI loans and leases and PCI loans. Non-PCI loans and leases were those we originated or those we acquired that were not credit impaired at the dates of acquisition. PCI loans were purchased loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and for which it was probable that collection of all contractually required payments was unlikely. As our gross PCI loan portfolio represented less than 0.4% of total loans as of the end of 2017, beginning in 2018 the PCI loans were accounted for as Non-PCI loans. Accordingly, in the credit quality tables below under "Loans and leases held for investment," amounts related to 2018 are for total loans and leases, and amounts related to 2017 and 2016 are for Non-PCI loans and leases.
Loans Held for Sale
In the fourth quarter of 2017, we entered into an agreement to sell $1.5 billion of cash flow loans and exited our National Lending origination operations related to general, technology, and healthcare cash flow loans. As of December 31, 2017, $1.0 billion of the loans sold had settled, while $481.1 million were classified as held for sale. The loans held for sale at December 31, 2017 settled in the first quarter of 2018. In connection with the loan sale and transfer of loans to held for sale, we recognized $2.2 million in charge-offs during the fourth quarter of 2017 to record the loans at the lower of cost or fair value.
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	December 31, 2018	December 31, 2017
	Total	Non-PCI
	Loans	Loans	PCI
	and Leases	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$7,933,859	$7,815,355	$53,658	$7,869,013
Real estate construction and land	2,262,710	1,611,287	—	1,611,287
Commercial	7,428,500	7,137,978	4,158	7,142,136
Consumer	401,296	409,551	234	409,785
Total gross loans and leases held for investment	18,026,365	16,974,171	58,050	17,032,221
Deferred fees, net	(68,652)	(59,464)	(14)	(59,478)
Total loans and leases held for investment,
net of deferred fees	17,957,713	16,914,707	58,036	16,972,743
Allowance for loan and lease losses	(132,472)	(133,012)	(6,444)	(139,456)
Total loans and leases held for investment, net	$17,825,241	$16,781,695	$51,592	$16,833,287

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31, 2018
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,487	$7,541	$11,028	$4,813,270	$4,824,298
Income producing and other residential	1,557	476	2,033	3,091,810	3,093,843
Total real estate mortgage	5,044	8,017	13,061	7,905,080	7,918,141
Real estate construction and land:
Commercial	—	442	442	912,141	912,583
Residential	1,527	—	1,527	1,319,546	1,321,073
Total real estate construction and land	1,527	442	1,969	2,231,687	2,233,656
Commercial:
Asset-based	47	646	693	3,304,728	3,305,421
Venture capital	4,705	—	4,705	2,034,043	2,038,748
Other commercial	5,181	1,285	6,466	2,053,960	2,060,426
Total commercial	9,933	1,931	11,864	7,392,731	7,404,595
Consumer	581	333	914	400,407	401,321
Total	$17,085	$10,723	$27,808	$17,929,905	$17,957,713

	December 31, 2017 (1)
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$29,070	$9,107	$38,177	$5,323,310	$5,361,487
Income producing and other residential	6,999	2,022	9,021	2,428,483	2,437,504
Total real estate mortgage	36,069	11,129	47,198	7,751,793	7,798,991
Real estate construction and land:
Commercial	—	—	—	769,075	769,075
Residential	2,081	—	2,081	820,073	822,154
Total real estate construction and land	2,081	—	2,081	1,589,148	1,591,229
Commercial:
Asset-based	344	690	1,034	2,923,837	2,924,871
Venture capital	6,533	760	7,293	2,115,418	2,122,711
Other commercial	2,846	1,586	4,432	2,062,906	2,067,338
Total commercial	9,723	3,036	12,759	7,102,161	7,114,920
Consumer	562	—	562	409,005	409,567
Total	$48,435	$14,165	$62,600	$16,852,107	$16,914,707
________________________

(1)	Excludes PCI loans.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

It is our policy to discontinue accruing interest when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. Interest income on nonaccrual loans is recognized only to the extent cash is received and the principal balance of the loan is deemed collectable. The amount of interest income that would have been recorded on nonaccrual loans and leases at December 31, 2018 and 2017 had such loans and leases been current in accordance with their original terms was $9.3 million and $10.8 million for 2018 and 2017.
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31, 2018			December 31, 2017 (1)
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$15,321	$4,808,977	$4,824,298	$65,563	$5,295,924	$5,361,487
Income producing and other residential	2,524	3,091,319	3,093,843	3,350	2,434,154	2,437,504
Total real estate mortgage	17,845	7,900,296	7,918,141	68,913	7,730,078	7,798,991
Real estate construction and land:
Commercial	442	912,141	912,583	—	769,075	769,075
Residential	—	1,321,073	1,321,073	—	822,154	822,154
Total real estate construction and land	442	2,233,214	2,233,656	—	1,591,229	1,591,229
Commercial:
Asset-based	32,324	3,273,097	3,305,421	33,553	2,891,318	2,924,871
Venture capital	20,299	2,018,449	2,038,748	29,424	2,093,287	2,122,711
Other commercial	7,380	2,053,046	2,060,426	23,874	2,043,464	2,067,338
Total commercial	60,003	7,344,592	7,404,595	86,851	7,028,069	7,114,920
Consumer	1,043	400,278	401,321	20	409,547	409,567
Total	$79,333	$17,878,380	$17,957,713	$155,784	$16,758,923	$16,914,707
________________________

(1)	Excludes PCI loans.
At December 31, 2018, nonaccrual loans and leases totaled $79.3 million. Nonaccrual loans and leases included $10.7 million of loans and leases 90 or more days past due, $6.6 million of loans 30 to 89 days past due and $62.0 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $155.8 million at December 31, 2017, including $14.2 million of loans and leases 90 or more days past due, $3.2 million of loans 30 to 89 days past due and $138.4 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of December 31, 2018, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $42.0 million and represented 53% of total nonaccrual loans and leases.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the credit risk rating categories for loans and leases held for investment by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	December 31, 2018
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$57,734	$74,785	$4,691,779	$4,824,298
Income producing and other residential	10,521	968	3,082,354	3,093,843
Total real estate mortgage	68,255	75,753	7,774,133	7,918,141
Real estate construction and land:
Commercial	442	7,041	905,100	912,583
Residential	—	1,527	1,319,546	1,321,073
Total real estate construction and land	442	8,568	2,224,646	2,233,656
Commercial:
Asset-based	45,957	48,338	3,211,126	3,305,421
Venture capital	28,731	77,588	1,932,429	2,038,748
Other commercial	92,526	50,136	1,917,764	2,060,426
Total commercial	167,214	176,062	7,061,319	7,404,595
Consumer	1,199	1,015	399,107	401,321
Total	$237,110	$261,398	$17,459,205	$17,957,713

	December 31, 2017 (1)
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$93,795	$122,488	$5,145,204	$5,361,487
Income producing and other residential	8,425	4,582	2,424,497	2,437,504
Total real estate mortgage	102,220	127,070	7,569,701	7,798,991
Real estate construction and land:
Commercial	—	—	769,075	769,075
Residential	—	619	821,535	822,154
Total real estate construction and land	—	619	1,590,610	1,591,229
Commercial:
Asset-based	51,000	37,256	2,836,615	2,924,871
Venture capital	49,671	114,210	1,958,830	2,122,711
Other commercial	75,251	21,883	1,970,204	2,067,338
Total commercial	175,922	173,349	6,765,649	7,114,920
Consumer	263	1,130	408,174	409,567
Total	$278,405	$302,168	$16,334,134	$16,914,707
________________________

(1)	Excludes PCI loans.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Nonaccrual loans and leases and performing TDRs are considered impaired for reporting purposes. TDRs are a result of rate reductions, term extensions, fee concessions and debt forgiveness or a combination thereof. At December 31, 2018 and 2017, we had unfunded commitments related to TDRs of $1.3 million and $4.5 million.
The following table presents the composition of our impaired loans and leases held for investment, net of deferred fees, by loan portfolio segment as of the dates indicated:

	December 31, 2018			December 31, 2017 (1)
			Total			Total
	Nonaccrual		Impaired	Nonaccrual		Impaired
	Loans		Loans	Loans		Loans
	and	Performing	and	and	Performing	and
	Leases	TDRs	Leases	Leases	TDRs	Leases
	(In thousands)
Real estate mortgage	$17,845	$11,484	$29,329	$68,913	$47,560	$116,473
Real estate construction and land	442	5,420	5,862	—	5,690	5,690
Commercial	60,003	692	60,695	86,851	3,488	90,339
Consumer	1,043	105	1,148	20	100	120
Total	$79,333	$17,701	$97,034	$155,784	$56,838	$212,622
________________________

(1)	Excludes PCI loans.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present information regarding our impaired loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of and for the years indicated:

	December 31, 2018			December 31, 2017 (1)
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$1,736	$1,648	$170	$15,750	$16,548	$628
Income producing and other residential	2,569	2,563	247	2,787	2,957	342
Commercial:
Venture capital	11,621	13,255	3,141	16,565	17,203	4,267
Other commercial	473	482	473	20,404	29,951	8,368
Consumer	—	—	—	100	100	16
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$17,783	$32,035	$—	$93,827	$105,923	$—
Income producing and other residential	7,241	9,425	—	4,109	4,481	—
Real estate construction and land:
Commercial	5,862	5,870	—	5,690	5,689	—
Commercial:
Asset-based	32,324	38,100	—	33,553	54,911	—
Venture capital	8,678	41,335	—	14,534	40,029	—
Other commercial	7,599	25,740	—	5,283	9,351	—
Consumer	1,148	1,470	—	20	93	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$29,329	$45,671	$417	$116,473	$129,909	$970
Real estate construction and land	5,862	5,870	—	5,690	5,689	—
Commercial	60,695	118,912	3,614	90,339	151,445	12,635
Consumer	1,148	1,470	—	120	193	16
Total	$97,034	$171,923	$4,031	$212,622	$287,236	$13,621
________________________

(1)	Excludes PCI loans.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2018		2017 (2)		2016 (2)
	Weighted	Interest	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income	Average	Income
Impaired Loans and Leases	Balance (1)	Recognized	Balance (1)	Recognized	Balance (1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$1,736	$72	$15,538	$881	$26,870	$898
Income producing and other residential	2,199	75	2,787	55	6,521	255
Real estate construction and land:
Residential	—	—	—	—	213	14
Commercial:
Asset-based	—	—	—	—	508	—
Venture capital	9,449	—	10,228	—	1,227	—
Other commercial	35	—	20,329	60	26,578	144
Consumer	—	—	100	8	233	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$15,714	$236	$89,554	$2,648	$41,917	$1,506
Income producing and other residential	7,191	181	3,842	59	7,254	144
Real estate construction and land:
Commercial	5,460	383	5,690	306	6,680	224
Residential	—	—	—	—	364	—
Commercial:
Asset-based	32,324	—	31,388	—	31,000	—
Venture capital	689	—	2,860	—	2,446	—
Other commercial	6,286	98	3,404	84	2,750	22
Consumer	844	7	20	—	166	9
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$26,840	$564	$111,721	$3,643	$82,562	$2,803
Real estate construction and land	5,460	383	5,690	306	7,257	238
Commercial	48,783	98	68,209	144	64,509	166
Consumer	844	7	120	8	399	9
Total	$81,927	$1,052	$185,740	$4,101	$154,727	$3,216
_________________________

(1)	For loans and leases reported as impaired at December 31, 2018, 2017, and 2016, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

(2)	Excludes PCI loans.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents our troubled debt restructurings of loans held for investment and defaulted troubled debt restructurings of loans held for investment by loan portfolio segment and class for the years indicated:

				Troubled Debt Restructurings
	Troubled Debt Restructurings			That Subsequently Defaulted(1)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number
	of	Recorded	Recorded	of	Recorded
	Loans	Investment	Investment	Loans	Investment(1)
	(Dollars In thousands)
Year Ended December 31, 2018
Real estate mortgage:
Commercial	10	$17,181	$2,604	—	$—
Income producing and other residential	10	3,262	2,203	—	—
Commercial:
Asset-based (2)	4	28,947	33,947	—	—
Venture capital	14	37,416	36,919	—	—
Other commercial	19	14,399	14,027	—	—
Consumer	3	673	673	—	—
Total	60	$101,878	$90,373	—	$—	(3)
Year Ended December 31, 2017
Real estate mortgage:
Commercial	5	$2,527	$2,463	—	$—
Income producing and other residential	8	1,328	489	—	—
Real estate construction and land:
Residential	1	362	—	—	—
Commercial:
Asset-based	5	4,219	4,219	—	—
Venture capital	11	29,733	29,733	—	—
Other commercial	19	31,471	22,236	1	1
Consumer	1	97	97	—	—
Total	50	$69,737	$59,237	1	$1	(4)
Year Ended December 31, 2016
Real estate mortgage:
Commercial	12	$13,833	$6,099	—	$—
Income producing and other residential	10	7,091	6,439	2	5,000
Real estate construction and land:
Commercial	1	1,245	1,245	—	—
Commercial:
Asset-based	7	44,196	42,572	2	1,502
Other commercial	19	32,946	32,946	—	—
Consumer	5	850	142	—	—
Total	54	$100,161	$89,443	4	$6,502	(5)
_________________________

(1)
The population of defaulted TDRs for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the year ended December 31, 2018, the population of defaulted TDRs includes only those loans restructured after December 31, 2017. The table excludes defaulted TDRs in those classes for which the recorded investment was zero at the end of the period.

(2)	One commercial asset-based loan with a pre-modification balance of $27.3 million and a post-modification balance of $32.3 million was previously restructured in December 2017.

(3)	Represents the balance at December 31, 2018, and there were no charge-offs.

(4)	Represents the balance at December 31, 2017, and is net of charge-offs of $68,000.

(5)	Represents the balance at December 31, 2016, and there were no charge-offs.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the years indicated:

	Year Ended December 31, 2018
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and lease losses:
Balance, beginning of year (1)	$40,051	$13,055	$84,022	$2,328	$139,456
Charge-offs	(8,190)	—	(50,481)	(371)	(59,042)
Recoveries	2,350	195	12,566	173	15,284
Net (charge-offs) recoveries	(5,840)	195	(37,915)	(198)	(43,758)
Provision (negative provision)	11,810	14,959	10,253	(248)	36,774
Balance, end of year	$46,021	$28,209	$56,360	$1,882	$132,472

Ending Allowance by Impairment Methodology:
Individually evaluated for impairment	$417	$—	$3,614	$—	$4,031
Collectively evaluated for impairment	$45,604	$28,209	$52,746	$1,882	$128,441

Ending Loans and Leases by Impairment Methodology:
Individually evaluated for impairment	$26,473	$5,862	$59,288	$444	$92,067
Collectively evaluated for impairment	7,891,668	2,227,794	7,345,307	400,877	17,865,646
Ending balance	$7,918,141	$2,233,656	$7,404,595	$401,321	$17,957,713
_______________________________________

(1)
The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance of the allowance for loan and lease losses for the year ended December 31, 2018.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2017
		Real Estate
	Real Estate	Construction			Total	Total
	Mortgage	and Land	Commercial	Consumer	Non-PCI	PCI	Total
	(In thousands)
Allowance for Loan
and Lease Losses:
Balance, beginning of year	$37,765	$10,045	$93,853	$2,092	$143,755	$13,483	$157,238
Charge-offs	(2,410)	—	(70,709)	(1,023)	(74,142)	(6,154)	(80,296)
Recoveries	1,209	429	9,415	132	11,185	363	11,548
Net (charge-offs) recoveries	(1,201)	429	(61,294)	(891)	(62,957)	(5,791)	(68,748)
Provision (negative provision)	(1,583)	2,581	50,167	1,049	52,214	(1,248)	50,966
Balance, end of year	$34,981	$13,055	$82,726	$2,250	$133,012	$6,444	$139,456

Ending Allowance by
Impairment Methodology:
Individually evaluated for
impairment	$970	$—	$12,635	$16	$13,621
Collectively evaluated for
impairment	$34,011	$13,055	$70,091	$2,234	$119,391
Acquired loans with
deteriorated credit quality						$6,444

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for
impairment	$115,319	$5,690	$89,626	$100	$210,735
Collectively evaluated for
impairment	7,683,672	1,585,539	7,025,294	409,467	16,703,972
Acquired loans with
deteriorated credit quality						$58,036
Ending balance	$7,798,991	$1,591,229	$7,114,920	$409,567	$16,914,707	$58,036	$16,972,743

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses
The allowance for credit losses is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the years indicated:

	Year Ended December 31, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period (1)	$139,456	$28,635	$168,091
Charge-offs	(59,042)	—	(59,042)
Recoveries	15,284	—	15,284
Net charge-offs	(43,758)	—	(43,758)
Provision	36,774	8,226	45,000
Balance, end of period	$132,472	$36,861	$169,333
_______________________________________

(1)
The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance of the allowance for loan and lease losses for the year ended December 31, 2018.

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	December 31,
Property Type	2018	2017
	(In thousands)
Construction and land development	$219	$219
Multi‑family	1,059	—
Single-family residence	953	1,019
Commercial real estate	2,004	64
Total other real estate owned, net	4,235	1,302
Other foreclosed assets	1,064	27
Total foreclosed assets, net	$5,299	$1,329
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the years indicated:

	Year Ended December 31,
Foreclosed Assets	2018	2017	2016
	(In thousands)
Balance, beginning of year	$1,329	$12,976	$22,120
Transfers to foreclosed assets from loans	16,914	580	781
Other additions	—	1,385	—
Provision for losses	(74)	(2,138)	(2,576)
Reductions related to sales	(12,870)	(11,474)	(7,349)
Balance, end of year	$5,299	$1,329	$12,976
The following table presents the changes in the foreclosed assets valuation allowance for the years indicated:

	Year Ended December 31,
Foreclosed Assets Valuation Allowance	2018	2017	2016
	(In thousands)
Balance, beginning of year	$14	$12,696	$10,246
Provision for losses	74	2,138	2,576
Reductions related to sales	—	(14,820)	(126)
Balance, end of year	$88	$14	$12,696

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8.  PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2018	2017
	(In thousands)
Land	$1,243	$1,243
Buildings	8,309	8,154
Furniture, fixtures and equipment	45,204	43,250
Leasehold improvements	50,214	42,521
Premises and equipment, gross	104,970	95,168
Less: accumulated depreciation and amortization	(70,309)	(63,316)
Premises and equipment, net	$34,661	$31,852
Depreciation and amortization expense was $9.4 million, $7.6 million, and $8.2 million for the years ended December 31, 2018, 2017, and 2016.
We have obligations under a number of noncancelable operating leases for premises and equipment. The following table presents future minimum rental payments under noncancelable operating leases as of the date indicated:

December 31, 2018
(In thousands)
Estimated Lease Payments for Year Ending December 31,
2019	$32,845
2020	30,267
2021	26,852
2022	20,862
2023	17,745
2024 and thereafter	29,923
Total	$158,494
Total gross rental expense for the years ended December 31, 2018, 2017, and 2016, was $34.3 million, $31.7 million, and $30.0 million. Most of the leases provide that the Company pays maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly rental payments.
Total rental income for the years ended December 31, 2018, 2017, and 2016, was $553,000, $481,000, and $500,000. As of December 31, 2018, the future minimum rental payments to be received under noncancelable subleases were $17.4 million through September 2025.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	December 31,
Other Assets	2018	2017
	(In thousands)
Cash surrender value of BOLI	$194,897	$193,917
Interest receivable	88,754	82,935
LIHTC investments	59,507	39,235
CRA investments (1)	59,062	49,432
Taxes receivable	39,096	98,998
Prepaid expenses	18,006	17,800
Equity investments without readily determinable fair values	14,758	14,856
Equity investments with readily determinable fair values	4,891	—
Equity warrants	4,793	5,161
Other receivables/assets	39,132	38,389
Total other assets	$522,896	$540,723
________________________

(1)	Includes equity investments without readily determinable fair values of $12.5 million and $8.2 million at December 31, 2018 and 2017.
The Company has purchased life insurance policies on certain employees and has also acquired life insurance policies through acquisitions. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value. The increase in the cash surrender value each period and the receipt of death benefit proceeds are recorded to "Noninterest income - other."
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
The Company invests as a limited partner in LIHTC partnerships that operate qualified affordable housing projects and generate tax benefits for investors, including federal low income housing tax credits. The partnerships are deemed to be VIEs because they do not have sufficient equity investment at risk and are structured with non-substantive voting rights; however, we are not the primary beneficiary of the VIEs and do not consolidate them. We amortize the investment in proportion to the allocated tax benefits using the proportional amortization method of accounting and record such benefits net of investment amortization in income tax expense.
The Company's equity investments without readily determinable fair values include investments in privately held companies and limited partnerships as well as investments in entities from which we issued trust preferred securities. On January 1, 2018, we adopted ASU 2016-01 and ASU 2018-03 which changed the way we account for equity investments without readily determinable fair values previously accounted for using the cost method. Upon adoption, we have elected to measure our equity investments without readily determinable fair values using the measurement alternative. The Company reclassified $1.2 million of equity securities without readily determinable fair values previously included in securities available-for-sale to other assets on our condensed consolidated balance sheet in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated. Carrying values of these investments are adjusted to fair value upon observable transactions for identical or similar investments of the same issuer. During the year ended December 31, 2018, we sold a portion of one of our equity investments without a readily determinable fair value for an amount in excess of its basis, and consequently increased by $286,000 the remaining carrying value of this investment at December 31, 2018. During the year ended December 31, 2018, we recorded impairment of $278,000 in the aggregate on five of our CRA equity investments without readily determinable fair values. Beginning January 1, 2018, unrealized and realized gains and losses on equity investments without readily determinable fair values are recorded in "Noninterest income - other."

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company's equity investments with readily determinable fair values include investments in public companies, often from the exercise of warrants, and publicly-traded mutual funds. The Company reclassified $5.9 million of equity securities with readily determinable fair values previously included in securities available-for-sale to other assets on the condensed consolidated balance sheet in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated. Beginning January 1, 2018, unrealized and realized gains and losses on equity investments with readily determinable fair values are recorded in "Noninterest income - other."
NOTE 10. DEPOSITS
The following table presents the components of interest‑bearing deposits as of the dates indicated:

	December 31,
Deposit Category	2018	2017
	(In thousands)
Interest checking deposits	$2,972,357	$2,711,250
Money market deposits	5,432,169	4,890,567
Savings deposits	571,422	690,353
Time deposits $250,000 and under	1,593,453	1,709,980
Time deposits over $250,000	412,185	355,342
Total interest-bearing deposits	$10,981,586	$10,357,492
Brokered time deposits totaled $729.4 million and $732.2 million at December 31, 2018 and 2017. Brokered non-maturity deposits totaled $518.2 million and $835.6 million at December 31, 2018 and 2017.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2018	and Under	$250,000	Total
	(In thousands)
Year of Maturity:
2019	$1,502,100	$393,110	$1,895,210
2020	67,885	16,630	84,515
2021	15,450	1,651	17,101
2022	5,931	794	6,725
2023	2,087	—	2,087
Total	$1,593,453	$412,185	$2,005,638

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
Borrowing Type	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$114	7.50%	$342	6.87%
FHLB secured advances	1,040,000	2.56%	332,000	1.41%
FHLB unsecured overnight advance	141,000	2.53%	135,000	1.34%
AFX borrowings	190,000	2.56%	—	—%
Total borrowings	$1,371,114	2.56%	$467,342	1.39%
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of December 31, 2018, this debt had a weighted average remaining maturity of 1.0 year.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured borrowing capacity with the FHLB of $3.7 billion as of December 31, 2018, collateralized by a blanket lien on $5.4 billion of qualifying loans. As of December 31, 2018, the balance outstanding was a $1.0 billion overnight advance. As of December 31, 2017, the balance outstanding was a $332.0 million overnight advance.
FRBSF Secured Line of Credit. The Bank had secured borrowing capacity with the FRBSF of $2.0 billion as of December 31, 2018, collateralized by liens on $2.7 billion of qualifying loans. As of December 31, 2018 and 2017, there were no balances outstanding.
FHLB Unsecured Line of Credit. As of December 31, 2018, the Bank had a $141.0 million unsecured line of credit with the FHLB for the borrowing of overnight funds, of which $141.0 million was outstanding. As of December 31, 2017, the balance outstanding was $135.0 million.
Federal Funds Arrangements with Commercial Banks. As of December 31, 2018, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the borrowing of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of December 31, 2018 and 2017, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2018, the balance outstanding was $190.0 million, which consisted of a $190.0 million overnight borrowing. As of December 31, 2017, there was no balance outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	December 31, 2018		December 31, 2017
					Issue	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Date	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	5.89%	$10,310	4.70%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	5.84%	10,310	4.64%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	5.74%	5,155	4.55%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	5.27%	61,856	4.13%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	4.48%	20,619	3.28%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	4.39%	16,495	3.19%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	4.34%	10,310	3.14%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	4.74%	82,475	3.54%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	4.47%	128,866	3.33%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	4.47%	51,545	3.33%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	4.47%	51,550	3.33%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (1)	29,556	1.73%	30,986	1.72%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	4.47%	16,470	3.33%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	4.47%	6,650	3.33%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	4.47%	39,177	3.33%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Trust I (2)	—	—%	6,186	3.64%	12/10/2004	3/15/2035	3-month LIBOR + 2.05
Trust II (2)	—	—%	3,093	3.34%	12/23/2005	3/15/2036	3-month LIBOR + 1.75
Trust III (2)	—	—%	3,093	3.44%	6/30/2006	9/18/2036	3-month LIBOR + 1.85
Gross subordinated debentures	541,344	4.51%	555,146	3.42%
Unamortized discount (3)	(87,498)		(92,709)
Net subordinated debentures	$453,846		$462,437
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Acquired in the CUB acquisition on October 20, 2017 and redeemed in the first quarter of 2018.

(3)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	December 31,
	2018	2017
	(In thousands)
Loan commitments to extend credit	$7,528,248	$6,234,061
Standby letters of credit	364,210	320,063
Commitments to contribute capital to low income housing project partnerships
and small business investment companies	101,991	62,553
Commitments to contribute capital to private equity funds	50	2,541
Total	$7,994,499	$6,619,218
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
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of December 31, 2018 and 2017, we had commitments to contribute capital to these entities totaling $102.0 million and $62.6 million. We also had commitments to contribute up to an additional $50,000 and $2.5 million to private equity funds at December 31, 2018 and 2017.
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
The following tables present information on the assets measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	December 31, 2018
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$281,088	$—	$281,088	$—
Agency CMOs	632,850	—	632,850	—
Private label CMOs	101,205	—	93,917	7,288
Municipal securities	1,312,194	—	1,312,194	—
Agency commercial MBS	1,112,704	—	1,112,704	—
U.S. Treasury securities	403,405	403,405	—	—
Asset-backed securities	81,385	—	41,440	39,945
SBA securities	67,047	—	67,047	—
Corporate debt securities	17,553	—	17,553	—
Total securities available-for-sale	4,009,431	403,405	3,558,793	47,233
Equity warrants	4,793	—	—	4,793
Other derivative assets	3,292	—	3,292	—
Equity investments with readily determinable fair values	4,891	4,891	—	—
Total recurring assets	$4,022,407	$408,296	$3,562,085	$52,026
Derivative liabilities	$142	$—	$142	$—

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
__________________________________________________________
(1) In connection with our adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018, we reclassified $7.1 million of equity investments from securities available-for-sale to other assets in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated.
During the year ended December 31, 2018, there was a $0.1 million transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. During the year ended December 31, 2017, there was a $0.6 million transfer of private label CMOs from Level 2 to Level 3, a $21.2 million transfer private label CMOs from Level 3 to Level 2, and a $1.2 million transfer from Level 3 equity warrants to Level 1 securities available-for sale for assets measured on a recurring basis.
The following table presents information about the quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	December 31, 2018
	Private Label CMOs		Asset-Backed Securities
		Weighted	Input or	Weighted
	Range of	Average	Range of	Average
Unobservable Inputs	Inputs	Input	Inputs	Input
Voluntary annual prepayment speeds	6.1% - 31.1%	10.2%	12% - 15%	6.9%
Annual default rates (1)	0.6% - 82.0%	1.9%	2%	2.0%
Loss severity rates (1)	5.3% - 135.2%	53.0%	60%	60.0%
Discount rates	2.4% - 9.7%	6.4%	3.2% - 5.2%	2.1%
____________________

(1)	The annual default rates and loss severity rates were the same for all of the asset-backed securities.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents information about the quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

December 31, 2018
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	16.6%
Risk-free interest rate	2.5%
Remaining life assumption (in years)	3.5
The following table summarizes activity for our Level 3 private label CMOs measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Private Label CMOs	2018	2017	2016
	(In thousands)
Balance, beginning of year	$22,874	$56,902	$81,241
Total included in earnings	1,737	2,256	1,636
Total unrealized loss in comprehensive income	(1,146)	(742)	(1,648)
Sales	(4,880)	(4,732)	—
Transfer from Level 2	—	574	—
Transfers to Level 2	—	(21,165)	—
Net settlements	(11,297)	(10,219)	(24,327)
Balance, end of year	$7,288	$22,874	$56,902
The following table summarizes activity for our Level 3 asset-backed securities measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Asset-Backed Securities	2018	2017	2016
	(In thousands)
Balance, beginning of year	$42,109	$8,373	$18,200
Total included in earnings	(32)	367	96
Total unrealized gain (loss) in comprehensive income	495	(937)	94
Purchases	15,158	42,910	—
Net settlements	(17,785)	(8,604)	(10,017)
Balance, end of year	$39,945	$42,109	$8,373

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes activity for our Level 3 equity warrants measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Equity Warrants	2018	2017	2016
	(In thousands)
Balance, beginning of year	$5,161	$5,497	$4,914
Total included in earnings	7,478	2,532	1,402
Exercises (1)	(8,589)	(3,093)	(1,894)
Issuances	821	1,407	1,911
Transfers to Level 1 (equity investments with readily
determinable fair values)	(78)	(1,182)	(836)
Balance, end of year	$4,793	$5,161	$5,497
______________________

(1)
Upon exercise, warrants become equity securities in public companies. These are often subject to lock-up restrictions that must be met before the equity security can be sold, during which time they are reported as equity investments with readily determinable fair values.

The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	December 31, 2018
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$24,432	$—	$1,800	$22,632
OREO	1,136	—	1,136	—
Total non-recurring	$25,568	$—	$2,936	$22,632

	Fair Value Measurement as of
	December 31, 2017
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Non‑PCI loans	$61,095	$—	$5,143	$55,952
Loans held for sale	483,563	—	483,563	—
Total non-recurring	$544,658	$—	$488,706	$55,952
The following table presents losses recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
Loss on Assets Measured on a Non‑Recurring Basis	2018	2017	2016
	(In thousands)
Impaired loans	$9,198	$20,422	$43,240
Loans held for sale	—	957	—
OREO	74	14	2,576
Total net loss	$9,272	$21,393	$45,816

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	December 31, 2018
		Valuation	Unobservable		Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired loans	$11,931	Discounted cash flows	Discount rates	3.75% - 8.00%	6.92%
Impaired loans	5,000	Negotiated discounted payoff from investors
Impaired loans	5,701	Third party appraisals	No discounts
Total non-recurring Level 3	$22,632
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
On January 1, 2018, we adopted ASU 2016-01 and ASU 2018-03 which requires the use of the exit price notion when measuring the fair values of financial instruments for disclosure purposes. Starting in the first quarter of 2018, we updated our methodology used to estimate the fair value for our loan portfolio to conform to the new requirements.
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$175,830	$175,830	$175,830	$—	$—
Interest‑earning deposits in financial institutions	209,937	209,937	209,937	—	—
Securities available‑for‑sale	4,009,431	4,009,431	403,405	3,558,793	47,233
Investment in FHLB stock	32,103	32,103	—	32,103	—
Loans and leases held for investment, net	17,825,241	17,013,860	—	1,800	17,012,060
Equity warrants	4,793	4,793	—	—	4,793
Other derivative assets	3,292	3,292	—	3,292	—
Equity investments with readily determinable fair values	4,891	4,891	4,891	—	—

Financial Liabilities:
Core deposits	16,346,671	16,346,671	—	16,346,671	—
Non-core non-maturity deposits	518,192	518,192	—	518,192	—
Time deposits	2,005,638	2,017,137	—	2,017,137	—
Borrowings	1,371,114	1,371,114	1,371,000	114	—
Subordinated debentures	453,846	435,251	—	435,251	—
Derivative liabilities	142	142	—	142	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$233,215	$233,215	$233,215	$—	$—
Interest‑earning deposits in financial institutions	165,222	165,222	165,222	—	—
Securities available‑for‑sale	3,774,431	3,774,431	5,922	3,703,526	64,983
Investment in FHLB stock	20,790	20,790	—	20,790	—
Loans held for sale	481,100	483,563	—	483,563	—
Loans and leases held for investment, net	16,833,287	17,023,098	—	5,143	17,017,955
Equity warrants	5,161	5,161	—	—	5,161
Other derivative assets	1,873	1,873	—	1,873	—

Financial Liabilities:
Core deposits	15,937,012	15,937,012	—	15,937,012	—
Non-core non-maturity deposits	863,202	863,202	—	863,202	—
Time deposits	2,065,322	2,055,104	—	2,055,104	—
Borrowings	467,342	467,342	467,000	342	—
Subordinated debentures	462,437	444,383	—	444,383	—
Derivative liabilities	1,379	1,379	—	1,379	—
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our non-rated private label CMOs and non-rated private label asset-backed securities (collectively, “the Level 3 AFS Securities”) were categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for our Level 3 AFS Securities among independent third party pricing services, and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity relating to our Level 3 AFS Securities to be a significant unobservable input. Our fair value estimate was based on either 1) prices provided to us by a nationally recognized pricing service which we also use to determine the fair value of the majority of our securities portfolio, or 2) pricing estimates we obtained from brokers. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated loss severity factors, and discount rates, all of which are not directly observable in the market. Significant changes in default expectations, loss severity factors, or discount rates, which occur all together or in isolation, would result in different fair value measurements.
FHLB stock. Investments in FHLB stock are recorded at cost and measured for impairment quarterly. Ownership of FHLB stock is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.
Loans and leases. As loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are estimated for portfolios of loans and leases with similar characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest buckets by credit risk categories and by maturity dates. To determine the exit price of a loan or lease, the cash flows are estimated using a model which utilizes credit spreads and illiquidity premiums. The credit spread for a loan is determined by mapping loans' credit risk ratings to an equivalent corporate bond rating. Once the corporate bond rating is assigned, the credit spread is determined using corporate credit curves for corporate bonds that have a similar corporate bond rating and remaining term as the loan being valued. Illiquidity premiums are assigned to individual loans in a similar manner as an illiquidity premium amount is determined for each corporate bond rating. The credit spread above the appropriate rate curve and the illiquidity premium are considered to arrive at the discount rate curve applied to loan cash flows.
Impaired loans and leases. Nonaccrual loans and leases and performing troubled debt restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non‑recurring basis. Impaired loans and leases with outstanding balances over $250,000 are reviewed individually for the amount of impairment, if any. Impaired loans and leases with outstanding balances less than or equal to $250,000 may not be individually assessed for impairment but are assessed with reserves based on the average loss severity on historical impaired loans with similar risk characteristics.
To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2018.
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
The impaired loan and lease balances shown above as measured on a non-recurring basis represent those nonaccrual and restructured loans for which impairment was recognized during the year ended December 31, 2018. The amounts shown as net losses include the impairment recognized during the year ended December 31, 2018, for the loan and lease balances shown.

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
OREO. The fair value of OREO is generally based on the lower of estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the year ended December 31, 2018.
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
Equity investments with readily determinable fair values. Our equity investments with readily determinable fair values include investments in public companies and publicly-traded mutual funds. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in “Noninterest income - other.” During the first quarter of 2018, the Company reclassified $5.9 million of equity securities with readily determinable fair values previously included in securities available-for-sale to other assets on our consolidated balance sheet. The reclassification was applied prospectively without prior period amounts being restated. Fair value measurements related to these investments are typically classified within Level 1 of the fair value hierarchy.
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2018, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 14. INCOME TAXES
The following table presents the components of income tax expense for the years indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current Income Tax Expense:
Federal	$100,466	$74,769	$101,530
State	69,909	38,933	52,551
Total current income tax expense	170,375	113,702	154,081
Deferred Income Tax Expense:
Federal	4,746	63,463	55,857
State	(7,143)	19,748	(4,168)
Total deferred income tax expense	(2,397)	83,211	51,689
Total income tax expense	$167,978	$196,913	$205,770

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rates of 21% for 2018 and 35% for 2017 and 2016 to earnings before income taxes:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Computed expected income tax expense at federal statutory rate	$132,997	$194,156	$195,278
State tax expense, net of federal tax benefit	45,945	33,729	32,896
Tax‑exempt interest benefit	(9,810)	(15,510)	(13,992)
Increase in cash surrender value of life insurance	(1,742)	(1,853)	(1,544)
Low income housing tax credits, net of amortization	(2,025)	(2,054)	(1,439)
Nondeductible employee compensation	2,552	1,781	1,257
Nondeductible acquisition‑related expense	71	1,608	—
Nondeductible FDIC premiums	1,664	—	—
Change in unrecognized tax benefits	(169)	1,157	(2,268)
Valuation allowance change	(15,721)	(13,071)	(8,689)
Expired capital loss carryforward	8,097	—	—
Federal rate change	1,859	(1,156)	—
Other, net	4,260	(1,874)	4,271
Recorded income tax expense	$167,978	$196,913	$205,770
The Company recognized $14.0 million and $8.4 million of tax credits and other tax benefits associated with its investments in LIHTC partnerships for the years ended December 31, 2018 and 2017. The amount of amortization of such investments reported in income tax expense under the proportional amortization method of accounting was $11.9 million for 2018 and $6.3 million for 2017.
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
At December 31, 2018, we had no federal net operating loss carryforwards and approximately $1.1 billion of unused state net operating loss carryforwards available to be applied against future taxable income. A majority of the state net operating loss carryforwards will expire in varying amounts beginning in 2019 through 2038. A portion of the state net operating loss carryforwards generated after December 31, 2017 will carry forward indefinitely due to the state conformity to the federal net operating loss carryforward provisions as modified by the TCJA.
As of December 31, 2018, for federal tax purposes, we had capital loss carryforwards of $0.1 million. If not used, these carryforwards will fully expire in 2021.
As of December 31, 2018, for federal tax purposes, we had foreign tax credit carryforwards of $5.2 million. The foreign tax credit carryforwards are available to offset federal taxes on future foreign source income. If not used, these carryforwards will fully expire in 2021.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2018	2017
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$58,375	$60,349
Interest on nonaccrual loans	4,389	8,519
Deferred compensation	6,015	6,174
Premises and equipment, principally due to differences in depreciation	4,506	3,789
Foreclosed assets valuation allowance	263	248
State tax benefit	6,570	3,781
Net operating losses	68,026	70,269
Capital loss carryforwards	4,212	14,264
Accrued liabilities	35,750	25,986
Unrealized loss from FDIC‑assisted acquisitions	3,559	4,654
Unrealized loss on securities available-for-sale	2,435	—
Tax mark-to-market	—	9,207
Equity investments	4,896	7,549
Goodwill	10,418	15,641
Tax credits	5,237	5,651
Other	4,887	—
Gross deferred tax assets	219,538	236,081
Valuation allowance	(78,407)	(94,120)
Deferred tax assets, net of valuation allowance	141,131	141,961
Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	15,159	21,529
Deferred loan fees and costs	7,275	9,735
Unrealized gain on securities available‑for‑sale	—	15,107
FHLB stock	658	744
Tax mark-to-market	1,636	—
Subordinated debentures	23,164	24,518
Operating leases	75,750	65,286
Other	—	7,303
Gross deferred tax liabilities	123,642	144,222
Total net deferred tax asset (liability)	$17,489	$(2,261)
Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets.
The Company had net income taxes receivable of $38.9 million and $98.8 million at December 31, 2018 and December 31, 2017.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2018 and 2017, the Company had a valuation allowance of $78.4 million and $94.1 million against DTAs. Periodic reviews of the carrying amount of DTAs are made to determine if a valuation allowance is necessary. A valuation allowance is required, based on available evidence, when it is more likely than not that all or a portion of a DTA will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. All available evidence, both positive and negative, that may affect the realizability of the DTA is identified and considered in determining the appropriate amount of the valuation allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
The net reduction in the total valuation allowance during the year ended December 31, 2018 was $15.7 million. Of this amount, $11.6 million consisted principally of adjustments to DTAs for tax attributes that expired in 2018. The DTAs had been subjected to a full valuation allowance because the Company had previously determined that they were more likely than not to not be utilized. As a result, the expiration of the tax attributes supporting the $11.6 million of deferred tax assets had no impact on the Company's effective tax rate for the year ended December 31, 2018. The remaining $4.1 million reduction in the valuation allowance was primarily due to an increase in the amount of foreign tax credit and capital loss carryforwards that were determined to be more likely than not to be utilized prior to expiration.
The following table summarizes the activity related to the Company's unrecognized tax benefits for the years indicated:

	Year Ended December 31,
Unrecognized Tax Benefits	2018	2017
	(In thousands)
Balance, beginning of year	$10,209	$9,985
Increase based on tax positions related to prior years	1,278	5,725
Reductions for tax positions related to prior years	—	(767)
Reductions related to settlements	(684)	(3,795)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(1,231)	(939)
Balance, end of year	$9,572	$10,209

Unrecognized tax benefits that would have impacted the effective tax rate if recognized	$5,806	$6,443
Due to the potential for the resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by as much as $5.3 million.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2018, we recognized $0.2 million in expense for interest expense and penalties. For the year ended December 31, 2017, we recognized $0.2 million in expense related to these items. For the year ended December 31, 2016, we reduced our accrual for interest expense and penalties and recognized $0.6 million in income related to these items. We had $0.8 million and $0.5 million accrued for the payment of interest and penalties as of December 31, 2018 and 2017.
We file federal and state income tax returns with the Internal Revenue Service ("IRS") and various state and local jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2011 through 2017. We are currently under examination by the IRS for tax years 2011 through 2012 and certain state jurisdictions for tax years 2012 through 2016.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15.  EARNINGS PER SHARE
The following table presents the computation of basic and diluted net earnings per share for the years indicated:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$465,339	$357,818	$352,166
Less: earnings allocated to unvested restricted stock(1)	(5,119)	(4,184)	(3,988)
Net earnings allocated to common shares	$460,220	$353,634	$348,178

Weighted-average basic shares and unvested restricted stock outstanding	125,100	123,060	121,670
Less: weighted-average unvested restricted stock outstanding	(1,460)	(1,447)	(1,431)
Weighted-average basic shares outstanding	123,640	121,613	120,239

Basic earnings per share	$3.72	$2.91	$2.90

Diluted Earnings Per Share:
Net earnings allocated to common shares	$460,220	$353,634	$348,178

Weighted-average basic shares outstanding	123,640	121,613	120,239

Diluted earnings per share	$3.72	$2.91	$2.90
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company adopted Topic 606 Revenue from Contracts with Customers effective as of January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. Revenue from contracts with customers in the scope of Topic 606 is measured based on the consideration specified in the contract with a customer, and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company's performance obligations are typically satisfied as services are rendered and payment is generally collected at the time services are rendered, or on a monthly, quarterly or annual basis. The Company had no material unsatisfied performance obligations as of December 31, 2018.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Disaggregation of Revenue
The following table presents interest income and noninterest income, the components of total revenue, as disclosed in the consolidated statements of earnings and the related amounts which are from contracts with customers within the scope of Topic 606. As illustrated here, substantially all of our revenue is specifically excluded from the scope of Topic 606.

	Year Ended December 31, 2018
	Total	Revenue from
	Recorded	Contracts with
	Revenue	Customers

Total interest income	$1,161,670	$—
Noninterest income:
Service charges on deposit accounts	16,509	16,509
Other commissions and fees	45,543	19,080
Leased equipment income	37,881	—
Gain on sale of loans	4,675	—
Gain on sale of securities	8,176	—
Other income	35,851	1,791
Total noninterest income	148,635	37,380
Total revenue	$1,310,305	$37,380
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the period indicated:

Year Ended
December 31, 2018
(In thousands)
Products and services transferred at a point in time	$18,681
Products and services transferred over time	18,699
Total revenue from contracts with customers	$37,380
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

December 31, 2018
(In thousands)
Receivables, which are included in "Other assets"	$1,334
Contract assets, which are included in "Other assets"	$—
Contract liabilities, which are included in "Interest payable and other liabilities"	$621
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the year ended December 31, 2018 due to revenue recognized that was included in the contract liability balance at the beginning of the year was $131,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 17.  STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, key employees, and consultants. The 2017 Plan authorized grants of stock‑based compensation instruments to issue up to 4,000,000 shares of Company common stock. As of December 31, 2018, there were 3,165,020 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan, or the 2003 Plan, remain outstanding.
Restricted Stock
Restricted stock amortization totaled $29.1 million, $24.9 million, and $22.7 million for the years ended December 31, 2018, 2017, and 2016. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings. The income tax benefit recognized in the consolidated statements of earnings related to this expense was $7.7 million, $8.9 million, and $8.4 million for the years ended December 31, 2018, 2017, and 2016. The amount of unrecognized compensation expense related to all unvested TRSAs and PRSUs as of December 31, 2018 totaled $50.0 million. Such expense is expected to be recognized over a weighted average period of 1.3 years.
The following table presents a summary of restricted stock transactions during the year ended December 31, 2018:

	TRSAs		PRSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
Year Ended December 31, 2018	Shares	(Per Share)	Units	(Per Unit)
Unvested restricted stock, beginning of year	1,436,120	$43.47	239,025	$38.20
Granted	509,265	$53.69	86,716	$57.52
Vested	(517,547)	$42.86	—	$—
Forfeited	(83,182)	$45.96	—	$—
Unvested restricted stock, end of year	1,344,656	$47.43	325,741	$43.34
Time-Based Restricted Stock Awards
At December 31, 2018, there were 1,344,656 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans (the "Plans"). The TRSAs generally vest over a service period of three to four years from the date of the grant or immediately upon death of an employee. TRSA grants are subject to "double-trigger" vesting, meaning that, in the event of a change in control of the Company, as defined in the Plans, and in the event an employee's employment is terminated within 24 months after the change in control by the Company without Cause or by the employee for Good Reason, as defined in the Plans, such awards will vest. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
The weighted average grant date fair value per share of TRSAs granted during 2018, 2017, and 2016 were $53.69, $50.08, and $36.05. The vesting date fair value of TRSAs that vested during 2018, 2017, and 2016 were $25.9 million, $24.9 million, and $14.4 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Performance-Based Restricted Stock Units
At December 31, 2018, there were 325,741 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU’s is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable.
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
The weighted average grant date fair value per share of PRSUs granted during 2018, 2017, and 2016 was $57.52, $57.80 and $27.32. There were no PRSUs that vested during 2018, 2017, and 2016.
NOTE 18. BENEFIT PLANS
401(K) Plans
The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they are scheduled to work a minimum of 1,000 hours and are at least 18 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and applicable tax code. Expense related to 401(k) employer matching contributions was $4.3 million, $4.0 million and $3.7 million for the years ended December 31, 2018, 2017, and 2016.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 19. STOCKHOLDERS' EQUITY
Common Stock Repurchased
The Company's common stock repurchased consisted of: (1) restricted stock surrendered as treasury shares and (2) stock purchased under the Company's Stock Repurchase Program and retired.
Treasury Shares
As a Delaware corporation, the Company records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. During the years ended December 31, 2018, 2017, and 2016, the Company purchased 181,642 treasury shares at a weighted average price of $50.37 per share, 188,870 treasury shares at a weighted average price of $50.17 per share, and 141,358 treasury shares at a weighted average price of $37.59 per share.
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
The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. During the year ended December 31, 2018, the Company repurchased 5,849,234 shares for $306.4 million at a weighted average price of $52.38 per share. During the year ended December 31, 2017, the Company repurchased 2,081,227 shares for $99.7 million at a weighted average price of $47.89 per share. During the year ended December 31, 2016, the Company repurchased 652,835 shares for $27.9 million at a weighted average price of $42.78 per share. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At December 31, 2018, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $110.1 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC, or the DBO, could assert that payment of dividends or other payments is an unsafe or unsound practice. The Bank is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by California state-chartered banks such as Pacific Western are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividend paid during such period. Dividends paid by the Bank during the previous three fiscal years exceeded the Bank's net earnings during that same period by $28.5 million. During 2018, PacWest received $684.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $643.9 million at December 31, 2018, for the foreseeable future, dividends from the Bank to PacWest will continue to require DBO and FDIC approval.
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
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2018, such disallowed amounts were $489,000 for the Company and $39,000 for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of December 31, 2018, the most recent notification date to the regulatory agencies, the Company and the Bank are each “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Bank’s categories.
Management believes, as of December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2018, the Company and Bank were in compliance with the capital conservation buffer requirement. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer were 7.0%, 8.5%, and 10.5%.
The following tables present actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Well Capitalized
			Minimum		Excess
	Actual		Requirement		Capital
	Amount	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)
December 31, 2018
Tier I leverage:
PacWest Bancorp Consolidated	$2,255,588	10.13%	$1,113,341	5.00%	$1,142,247
Pacific Western Bank	$2,403,244	10.80%	$1,112,356	5.00%	$1,290,888
Common equity Tier I capital:
PacWest Bancorp Consolidated	$2,255,588	10.01%	$1,464,131	6.50%	$791,457
Pacific Western Bank	$2,403,244	10.68%	$1,462,083	6.50%	$941,161
Tier I capital:
PacWest Bancorp Consolidated	$2,255,588	10.01%	$1,802,008	8.00%	$453,580
Pacific Western Bank	$2,403,244	10.68%	$1,799,487	8.00%	$603,757
Total capital:
PacWest Bancorp Consolidated	$2,865,152	12.72%	$2,252,510	10.00%	$612,642
Pacific Western Bank	$2,572,586	11.44%	$2,249,359	10.00%	$323,227

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

			Well Capitalized
			Minimum		Excess
	Actual		Requirement		Capital
	Amount	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)
December 31, 2017
Tier I leverage:
PacWest Bancorp Consolidated	$2,361,800	10.66%	$1,107,900	5.00%	$1,253,900
Pacific Western Bank	$2,574,561	11.75%	$1,095,656	5.00%	$1,478,905
Common equity Tier I capital:
PacWest Bancorp Consolidated	$2,361,800	10.91%	$1,407,743	6.50%	$954,057
Pacific Western Bank	$2,574,561	11.91%	$1,405,299	6.50%	$1,169,262
Tier I capital:
PacWest Bancorp Consolidated	$2,361,800	10.91%	$1,732,607	8.00%	$629,193
Pacific Western Bank	$2,574,561	11.91%	$1,729,599	8.00%	$844,962
Total capital:
PacWest Bancorp Consolidated	$2,978,643	13.75%	$2,165,759	10.00%	$812,884
Pacific Western Bank	$2,742,624	12.69%	$2,161,999	10.00%	$580,625
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities that we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $453.8 million at December 31, 2018. At December 31, 2018, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $440.2 million was included in Tier II capital.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 21. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
The following tables present the parent company only condensed balance sheets and the related condensed statements of earnings and condensed statements of cash flows as of and for the years indicated:

Parent Company Only	December 31,
Condensed Balance Sheets	2018	2017
	(In thousands)
Assets:
Cash and cash equivalents	$244,859	$185,511
Investments in subsidiaries	4,641,649	4,869,391
Other assets	79,516	76,458
Total assets	$4,966,024	$5,131,360
Liabilities:
Subordinated debentures	$135,055	$147,233
Other liabilities	5,381	6,529
Total liabilities	140,436	153,762
Stockholders’ equity	4,825,588	4,977,598
Total liabilities and stockholders’ equity	$4,966,024	$5,131,360

Parent Company Only	Year Ended December 31,
Condensed Statements of Earnings	2018	2017	2016
	(In thousands)
Miscellaneous income	$8,358	$3,393	$2,146
Dividends from Bank subsidiary	684,000	265,000	259,000
Total income	692,358	268,393	261,146
Interest expense	6,550	5,519	4,816
Operating expenses	10,068	8,273	7,732
Total expenses	16,618	13,792	12,548
Earnings before income taxes and equity in undistributed earnings of
subsidiaries	675,740	254,601	248,598
Income tax benefit	7,262	19,957	2,612
Earnings before equity in undistributed earnings of subsidiaries	683,002	274,558	251,210
Equity in undistributed earnings of subsidiaries	(217,663)	83,260	100,956
Net earnings	$465,339	$357,818	$352,166

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Parent Company Only	Year Ended December 31,
Condensed Statements of Cash Flows	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net earnings	$465,339	$357,818	$352,166
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in other assets	(36,362)	(34,274)	96,668
Change in liabilities	(953)	4,857	(17,311)
Gain on sale of securities, net	—	(15)	(405)
Earned stock compensation	29,768	25,568	23,319
Tax effect of restricted stock vesting included in stockholders’ equity	—	—	4,406
Equity in undistributed earnings of subsidiaries	217,663	(83,260)	(100,956)
Net cash provided by operating activities	675,455	270,694	357,887

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	426	995
Net cash and cash equivalents (paid in) acquired in acquisitions	—	(223,818)	—
Net cash (used in) provided by investing activities	—	(223,392)	995

Cash flows from financing activities:
Common stock repurchased and restricted stock surrendered	(315,542)	(109,153)	(33,244)
Tax effect of restricted stock vesting included in stockholders’ equity	—	—	(4,406)
Net decrease in subordinated debentures	(12,372)	—	—
Cash dividends paid, net	(288,193)	(247,403)	(243,437)
Net cash used in financing activities	(616,107)	(356,556)	(281,087)
Net increase (decrease) in cash and cash equivalents	59,348	(309,254)	77,795
Cash and cash equivalents, beginning of year	185,511	494,765	416,970
Cash and cash equivalents, end of year	$244,859	$185,511	$494,765

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$—	$446,233	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
	(Dollars in thousands, except per share data)
Interest income	$302,739	$292,642	$288,514	$277,775
Interest expense	(40,974)	(32,325)	(26,182)	(21,275)
Net interest income	261,765	260,317	262,332	256,500
Provision for credit losses	(12,000)	(11,500)	(17,500)	(4,000)
Net interest income after provision for credit losses	249,765	248,817	244,832	252,500
Gain on sale of securities	786	826	253	6,311
Other noninterest income	32,740	36,086	39,385	32,248
Total noninterest income	33,526	36,912	39,638	38,559
Foreclosed assets income, net	311	257	61	122
Acquisition, integration and reorganization costs	(970)	(800)	—	—
Other noninterest expense	(128,576)	(127,610)	(126,510)	(127,517)
Total noninterest expense	(129,235)	(128,153)	(126,449)	(127,395)
Earnings before income taxes	154,056	157,576	158,021	163,664
Income tax expense	(39,015)	(41,289)	(42,286)	(45,388)
Net earnings	$115,041	$116,287	$115,735	$118,276

Basic and diluted earnings per share	$0.93	$0.94	$0.92	$0.93
Cash dividends declared per share	$0.60	$0.60	$0.60	$0.50

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
	(Dollars in thousands, except per share data)
Interest income	$284,597	$260,966	$259,544	$247,409
Interest expense	(21,641)	(19,276)	(17,071)	(14,957)
Net interest income	262,956	241,690	242,473	232,452
Provision for credit losses	(6,406)	(15,119)	(11,499)	(24,728)
Net interest income after provision for credit losses	256,550	226,571	230,974	207,724
(Loss) gain on sale of securities	(3,329)	1,236	1,651	(99)
Other noninterest income	30,124	30,146	33,631	35,213
Total noninterest income	26,795	31,382	35,282	35,114
Foreclosed assets income (expense), net	475	(2,191)	157	(143)
Acquisition, integration and reorganization costs	(16,085)	(1,450)	(1,700)	(500)
Other noninterest expense	(127,258)	(114,901)	(116,164)	(115,901)
Total noninterest expense	(142,868)	(118,542)	(117,707)	(116,544)
Earnings before income taxes	140,477	139,411	148,549	126,294
Income tax expense	(56,440)	(37,945)	(54,902)	(47,626)
Net earnings	$84,037	$101,466	$93,647	$78,668

Basic and diluted earnings per share	$0.66	$0.84	$0.77	$0.65
Cash dividends declared per share	$0.50	$0.50	$0.50	$0.50

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 23. SUBSEQUENT EVENTS
Stock Repurchase Program
On February 24, 2019, effective upon the maturity of the current Stock Repurchase Program on February 28, 2019, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $225 million until February 29, 2020. After the authorization of the new Stock Repurchase Program on February 24, 2019, the amount that could be used to repurchase shares will be $225 million as of March 1, 2019.
Common Stock Dividends
On February 1, 2019, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.60 per common share. The cash dividend is payable on February 28, 2019 to stockholders of record at the close of business on February 20, 2019.
We have evaluated events that have occurred subsequent to December 31, 2018 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2018 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a‑15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. See "Management's Report on Internal Control Over Financial Reporting" set forth in Part II, Item 8 for additional information regarding management's evaluation.
(c) Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Available Information.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2019 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

10.4*	PacWest Bancorp 2017 Stock Incentive Plan, dated May 15, 2017 (Exhibit 10.1 to Form S-8 filed on May 15, 2017 and incorporated herein by this reference).
10.5*	Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company’s 2017 Stock Incentive Plan (Exhibit 10.2 to Form 8-K filed on May 18, 2017 and incorporated herein by this reference).
10.6*	Form of Stock Award Agreement and Grant Notice pursuant to the Company’s 2017 Stock Incentive Plan (Exhibit 10.3 to Form 8-K filed on May 18, 2017 and incorporated herein by this reference).
10.7*	2018 Executive Incentive Plan, as amended and restated February 14, 2018 (Exhibit 10.1 to Form 8-K filed on February 16, 2018 and incorporated herein by this reference).
10.8*
Executive Severance Pay Plan, as amended and restated effective December 15, 2008, applicable to the executive officers of PacWest Bancorp and certain senior officers of PacWest Bancorp and its subsidiaries (Exhibit 10.2 to Form 10-K filed on March 2, 2009 and incorporated herein by this reference).

10.9*	Amendment to Executive Severance Pay Plan, dated December 11, 2014 (Exhibit 10.1 to Form 8‑K filed on December 16, 2014 and incorporated herein by this reference).

10.10*
2007 Executive Incentive Plan, as amended and restated, dated February 11, 2015 (Appendix A of the Company’s Definitive Proxy Statement filed on April 1, 2015 and incorporated herein by this reference).

10.11*	Indemnification Agreement, as amended, applicable to the directors and executive officers of the Company (Exhibit 10.24 to Form 10‑K filed on March 12, 2004 and incorporated herein by this reference).
10.12*	Separation Agreement by and between PacWest Bancorp and Lynn M. Hopkins, dated as of November 17, 2016 (Exhibit 10.11 to Form 10-K filed on March 1, 2017 and incorporated herein by this reference).
21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of KPMG LLP (Filed herewith).
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2018, 2017, and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

PACWEST BANCORP
Dated:	February 27, 2019	By:	/s/ Matthew P. Wagner Matthew P. Wagner (Chief Executive Officer)
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

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	February 27, 2019

/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019

/s/ PATRICK J. RUSNAK Patrick J. Rusnak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2019

/s/ BART R. OLSON Bart R. Olson	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2019

/s/ TANYA M. ACKER Tanya M. Acker	Director	February 27, 2019

/s/ PAUL R. BURKE Paul R. Burke	Director	February 27, 2019

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	February 27, 2019

/s/ C. WILLIAM HOSLER C. William Hosler	Director	February 27, 2019

/s/ SUSAN E. LESTER Susan E. Lester	Director	February 27, 2019

/s/ ROGER H. MOLVAR Roger H. Molvar	Director	February 27, 2019

/s/ JAMES J. PIECZYNSKI James J. Pieczynski	Director	February 27, 2019

/s/ DANIEL B. PLATT Daniel B. Platt	Director	February 27, 2019

/s/ ROBERT A. STINE Robert A. Stine	Director	February 27, 2019

/s/ MARK T. YUNG Mark T. Yung	Director	February 27, 2019