Form 10-Q
period 2019-03-31
PACWEST BANCORP
filed 2019-05-09
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File No. 001-36408
PACWEST BANCORP
(Exact name of registrant as specified in its charter)

Delaware	33-0885320
(State of Incorporation)	(I.R.S. Employer Identification No.)
9701 Wilshire Blvd., Suite 700
Beverly Hills, CA 90212
(Address of Principal Executive Offices, Including Zip Code)
(310) 887-8500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	PACW	The Nasdaq Stock Market, LLC
(Title of Each Class)	(Trading Symbol)	(Name of Exchange on Which Registered)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

☐ Smaller reporting company	☐ Emerging growth company

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of April 30, 2019, there were 118,833,032 shares of the registrant's common stock outstanding, excluding 1,235,264 shares of unvested restricted stock.

PACWEST BANCORP
MARCH 31, 2019 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFX	American Financial Exchange	FRBSF	Federal Reserve Bank of San Francisco
ALLL	Allowance for Loan and Lease Losses	IPO	Initial Public Offering
ALM	Asset Liability Management	IRR	Interest Rate Risk
ASC	Accounting Standards Codification	LIHTC	Low Income Housing Tax Credit
ASU	Accounting Standards Update	MBS	Mortgage-Backed Securities
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	MVE	Market Value of Equity
BHCA	Bank Holding Company Act of 1956, as amended	NII	Net Interest Income
BOLI	Bank Owned Life Insurance	NIM	Net Interest Margin
C&I	Commercial and Industrial	Non-PCI	Non-Purchased Credit Impaired
CDI	Core Deposit Intangible Assets	NSF	Non-Sufficient Funds
CECL	Current Expected Credit Loss	OREO	Other Real Estate Owned
CET1	Common Equity Tier 1	PD/LGD	Probability of Default/Loss Given Default
CMOs	Collateralized Mortgage Obligations	PCI	Purchased Credit Impaired
CPI	Consumer Price Index	PRSUs	Performance-Based Restricted Stock Units
CRA	Community Reinvestment Act	PWAM	Pacific Western Asset Management Inc.
CRI	Customer Relationship Intangible Assets	ROU	Right-of-use
CUB	CU Bancorp (a company acquired on October 20, 2017)	SBA	Small Business Administration
CU Bank	California United Bank (a wholly-owned subsidiary of CUB)	SEC	Securities and Exchange Commission
DBO	California Department of Business Oversight	Square 1	Square 1 Financial, Inc. (a company acquired on October 6, 2015)
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income adjusted for tax equivalent adjustments related to tax-exempt interest on certain loans and investment securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent NIM	NIM adjusted for tax equivalent adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		TCJA	Tax Cuts and Jobs Act
FASB	Financial Accounting Standards Board	TDRs	Troubled Debt Restructurings
FDIC	Federal Deposit Insurance Corporation	TRSAs	Time-Based Restricted Stock Awards
FHLB	Federal Home Loan Bank of San Francisco	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRB	Board of Governors of the Federal Reserve System	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$224,758	$175,830
Interest-earning deposits in financial institutions	332,124	209,937
Total cash, cash equivalents, and restricted cash	556,882	385,767
Securities available-for-sale, at fair value	3,994,708	4,009,431
Federal Home Loan Bank stock, at cost	29,430	32,103
Total investment securities	4,024,138	4,041,534
Loans held for sale	25,124	—
Gross loans and leases held for investment	18,371,295	18,026,365
Deferred fees, net	(63,598)	(68,652)
Allowance for loan and lease losses	(136,281)	(132,472)
Total loans and leases held for investment, net	18,171,416	17,825,241
Equipment leased to others under operating leases	293,853	292,677
Premises and equipment, net	37,783	34,661
Foreclosed assets, net	3,291	5,299
Deferred tax asset, net	—	17,489
Goodwill	2,548,670	2,548,670
Core deposit and customer relationship intangibles, net	52,250	57,120
Other assets	610,731	522,896
Total assets	$26,324,138	$25,731,354

LIABILITIES:
Noninterest-bearing deposits	$7,712,409	$7,888,915
Interest-bearing deposits	11,573,518	10,981,586
Total deposits	19,285,927	18,870,501
Borrowings	1,481,087	1,371,114
Subordinated debentures	454,458	453,846
Accrued interest payable and other liabilities	311,684	210,305
Total liabilities	21,533,156	20,905,766

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2019 and
December 31, 2018; 122,204,565 and 125,079,705 shares issued, respectively, includes
1,241,543 and 1,344,656 shares of unvested restricted stock, respectively)	1,222	1,251
Additional paid-in capital	3,535,793	3,722,723
Retained earnings	1,296,216	1,182,674
Treasury stock, at cost (2,003,416 and 1,889,872 shares at March 31, 2019 and December 31, 2018)	(79,507)	(74,985)
Accumulated other comprehensive income (loss), net	37,258	(6,075)
Total stockholders' equity	4,790,982	4,825,588
Total liabilities and stockholders' equity	$26,324,138	$25,731,354
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$274,229	$272,522	$251,085
Investment securities	29,680	29,690	26,138
Deposits in financial institutions	650	527	552
Total interest income	304,559	302,739	277,775
Interest expense:
Deposits	34,235	28,834	13,818
Borrowings	7,710	4,602	920
Subordinated debentures	7,738	7,538	6,537
Total interest expense	49,683	40,974	21,275
Net interest income	254,876	261,765	256,500
Provision for credit losses	4,000	12,000	4,000
Net interest income after provision for credit losses	250,876	249,765	252,500
Noninterest income:
Other commissions and fees	11,008	11,114	10,265
Leased equipment income	9,282	9,384	9,587
Service charges on deposit accounts	3,730	4,091	4,174
Gain on sale of loans and leases	—	—	4,569
Gain on sale of securities	2,161	786	6,311
Other income	4,883	8,151	3,653
Total noninterest income	31,064	33,526	38,559
Noninterest expense:
Compensation	70,845	69,299	71,023
Occupancy	14,320	13,356	13,223
Data processing	6,925	6,930	6,659
Leased equipment depreciation	5,651	5,758	5,375
Intangible asset amortization	4,870	4,986	6,346
Other professional services	4,513	6,198	4,439
Insurance and assessments	4,038	4,202	5,727
Loan expense	2,885	2,991	2,271
Acquisition, integration and reorganization costs	618	970	—
Foreclosed assets expense (income), net	29	(311)	(122)
Other expense	11,593	14,856	12,454
Total noninterest expense	126,287	129,235	127,395
Earnings before income taxes	155,653	154,056	163,664
Income tax expense	43,049	39,015	45,388
Net earnings	$112,604	$115,041	$118,276

Earnings per share:
Basic	$0.92	$0.93	$0.93
Diluted	$0.92	$0.93	$0.93
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(Unaudited)
	(In thousands)
Net earnings	$112,604	$115,041	$118,276
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	62,639	53,702	(62,669)
Income tax (expense) benefit related to net unrealized
holding gains (losses) arising during the period	(17,758)	(15,362)	17,931
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	44,881	38,340	(44,738)
Reclassification adjustment for net gains
included in net earnings (1)	(2,161)	(786)	(6,311)
Income tax expense related to reclassification
adjustment	613	225	1,806
Reclassification adjustment for net gains
included in net earnings, net of tax	(1,548)	(561)	(4,505)
Other comprehensive income (loss), net of tax	43,333	37,779	(49,243)
Comprehensive income	$155,937	$152,820	$69,033
___________________________________

(1)	Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings.
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2019
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2018	123,189,833	$1,251	$3,722,723	$1,182,674	$(74,985)	$(6,075)	$4,825,588
Cumulative effect of change in
accounting principle (1)	—	—	—	938	—	—	938
Net earnings	—	—	—	112,604	—	—	112,604
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	43,333	43,333
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	195,536	2	5,806	—	—	—	5,808
Restricted stock surrendered	(113,544)	—	—	—	(4,522)	—	(4,522)
Common stock repurchased under
Stock Repurchase Program	(3,070,676)	(31)	(119,556)	—	—	—	(119,587)
Cash dividends paid:
Common stock, $0.60/share	—	—	(73,180)	—	—	—	(73,180)
Balance, March 31, 2019	120,201,149	$1,222	$3,535,793	$1,296,216	$(79,507)	$37,258	$4,790,982
________________________

(1)	Impact due to adoption on January 1, 2019 of ASU 2016-02, "Leases (Topic 842)," and the related amendments.

	Three Months Ended March 31, 2018
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2017	128,782,878	$1,305	$4,287,487	$723,471	$(65,836)	$31,171	$4,977,598
Cumulative effect of changes in
accounting principles (2)	—	—	—	(6,136)	—	6,136	—
Net earnings	—	—	—	118,276	—	—	118,276
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(49,243)	(49,243)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	96,034	1	7,198	—	—	—	7,199
Restricted stock surrendered	(55,186)	—	—	—	(2,858)	—	(2,858)
Common stock repurchased under
Stock Repurchase Program	(2,285,855)	(23)	(119,770)	—	—	—	(119,793)
Cash dividends paid:
Common stock, $0.50/share	—	—	(63,689)	—	—	—	(63,689)
Balance, March 31, 2018	126,537,871	$1,283	$4,111,226	$835,611	$(68,694)	$(11,936)	$4,867,490
________________________

(2)
Impact due to adoption on January 1, 2018 of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," and ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$112,604	$118,276
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,287	8,751
Amortization of net premiums on securities available-for-sale	4,142	8,432
Amortization of intangible assets	4,870	6,346
Amortization of ROU assets	7,608	—
Provision for credit losses	4,000	4,000
Gain on sale of foreclosed assets	(191)	—
Provision for losses on foreclosed assets	—	65
Gain on sale of loans and leases	—	(4,569)
Loss on sale of premises and equipment	3	7
Gain on sale of securities	(2,161)	(6,311)
Unrealized loss (gain) on derivatives and foreign currencies, net	16	(605)
Earned stock compensation	5,808	7,199
Decrease in deferred income taxes, net	14,714	7,153
Decrease in other assets	37,434	38,208
Decrease in accrued interest payable and other liabilities	(46,241)	(50,969)
Net cash provided by operating activities	151,893	135,983

Cash flows from investing activities:
Net (increase) decrease in loans and leases	(391,621)	382,590
Proceeds from sales of loans and leases	16,937	615,376
Proceeds from maturities and paydowns of securities available-for-sale	67,325	75,125
Proceeds from sales of securities available-for-sale	407,926	306,253
Purchases of securities available-for-sale	(402,030)	(487,105)
Net redemptions of Federal Home Loan Bank stock	2,673	3,540
Proceeds from sales of foreclosed assets	2,236	28
Purchases of premises and equipment, net	(5,625)	(3,997)
Net decrease in equipment leased to others under operating leases	(6,709)	(1,241)
Net cash (used in) provided by investing activities	(308,888)	890,569

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(176,506)	(275,579)
Net increase (decrease) in interest-bearing deposits	591,932	(510,844)
Net increase in borrowings	109,973	107,942
Net decrease in subordinated debentures	—	(12,372)
Common stock repurchased and restricted stock surrendered	(124,109)	(122,651)
Cash dividends paid	(73,180)	(63,689)
Net cash provided by (used in) financing activities	328,110	(877,193)

Net increase in cash, cash equivalents, and restricted cash	171,115	149,359
Cash, cash equivalents, and restricted cash, beginning of period	385,767	398,437
Cash, cash equivalents, and restricted cash, end of period	$556,882	$547,796
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$46,197	$17,515
Cash paid for income taxes	2,778	3,790
Loans transferred to foreclosed assets	37	—
Transfers from loans held for investment to loans held for sale	25,124	—
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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and numerous loan production offices across the country through its Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. National Lending provides asset-based, equipment, real estate, and security cash flow loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including foreign exchange services. Our major operating expenses are interest paid by the Bank on deposits and borrowings, compensation, occupancy, and general operating expenses.
We have completed 29 acquisitions from May 1, 2000 through March 31, 2019. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.
Significant Accounting Policies
Our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission ("Form 10-K").
Accounting Standards Adopted in 2019
Effective January 1, 2019, the Company adopted ASU 2016-02, "Leases (Topic 842)," and the related amendments to this new standard issued in 2018. ASU 2016-02 supersedes Topic 840, “Leases,” and is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
The Company adopted the new standard using the optional transition method under ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” and recognized a cumulative effect adjustment to increase retained earnings by $938,000, net of taxes, without restating prior periods and applying the requirements of the new standard prospectively. The Company has elected the following practical expedients: (1) to not separate lease and non-lease components for facilities leases; (2) to not reassess whether any expired or existing contracts are or contain leases and to maintain existing lease classifications; (3) to not record short-term leases (initial term less than 12 months) on the balance sheet; and (4) to elect to present sales tax on a net basis for those transactions in which the Company's the lessor.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The standard had a significant impact on our condensed consolidated balance sheet, but did not have a significant impact on our condensed consolidated statement of earnings. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for leases as a lessor remained substantially unchanged. The ROU asset is included within "Other assets," while the ROU liability is included within "Accrued interest payable and other liabilities". See Note 8. Leases and Note 7. Other Assets for further details.
Effective January 1, 2019, the Company early-adopted any removed or modified disclosures as permitted by ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurements,” but will defer adoption of the additional disclosures until the effective date of January 1, 2020 as permitted in the transition guidance in ASU 2018-13.
Effective January 1, 2019, the Company early-adopted ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FASB Emerging Issues Task Force)," which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The Company opted to apply ASU 2018-15 prospectively. The primary effect of the provisions is to capitalize eligible implementation costs during the application development phase and to amortize those costs over the life of the agreement. There was no significant impact to our condensed consolidated financial statements from the adoption of this new standard.
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
None.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the three months ended March 31, 2019 and year ended December 31, 2018 were $92.2 million and $77.0 million. As of March 31, 2019 and December 31, 2018, we pledged cash collateral for our derivative contracts of $2.3 million and $2.6 million.
NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	March 31, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$340,184	$3,990	$(998)	$343,176	$281,486	$1,902	$(2,300)	$281,088
Agency CMOs	712,090	8,625	(2,939)	717,776	634,774	3,448	(5,372)	632,850
Private label CMOs	121,981	2,205	(939)	123,247	101,313	1,985	(2,093)	101,205
Municipal securities	1,145,963	40,748	(1,710)	1,185,001	1,298,514	21,000	(7,320)	1,312,194
Agency commercial MBS	1,079,816	4,460	(5,365)	1,078,911	1,133,846	383	(21,525)	1,112,704
U.S. Treasury securities	287,721	2,996	—	290,717	401,056	2,437	(88)	403,405
Asset-backed securities	185,592	80	(516)	185,156	81,762	104	(481)	81,385
SBA securities	52,361	2	(339)	52,024	68,158	—	(1,111)	67,047
Corporate debt securities	17,000	1,700	—	18,700	17,000	553	—	17,553
Total	$3,942,708	$64,806	$(12,806)	$3,994,708	$4,017,909	$31,812	$(40,290)	$4,009,431
See Note 11. Fair Value Measurements for information on fair value measurements and methodology.
As of March 31, 2019, securities available-for-sale with a fair value of $495.4 million were pledged as collateral for borrowings, public deposits, and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
During the three months ended March 31, 2019, we sold $405.8 million of securities available-for-sale for a gross realized gain of $4.1 million and a gross realized loss of $1.9 million. During the three months ended March 31, 2018, we sold $299.9 million of securities available-for-sale for a gross realized gain of $6.8 million and a gross realized loss of $515,000.

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

	March 31, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$—	$—	$80,472	$(998)	$80,472	$(998)
Agency CMOs	—	—	148,729	(2,939)	148,729	(2,939)
Private label CMOs	10,003	(6)	74,242	(933)	84,245	(939)
Municipal securities	—	—	119,130	(1,710)	119,130	(1,710)
Agency commercial MBS	—	—	611,315	(5,365)	611,315	(5,365)
Asset-backed securities	80,287	(321)	19,136	(195)	99,423	(516)
SBA securities	—	—	50,239	(339)	50,239	(339)
Total	$90,290	$(327)	$1,103,263	$(12,479)	$1,193,553	$(12,806)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Residential MBS and CMOs:
Agency MBS	$60,164	$(169)	$85,245	$(2,131)	$145,409	$(2,300)
Agency CMOs	69,859	(326)	164,097	(5,046)	233,956	(5,372)
Private label CMOs	32,170	(831)	49,237	(1,262)	81,407	(2,093)
Municipal securities	52,386	(238)	284,915	(7,082)	337,301	(7,320)
Agency commercial MBS	40,641	(341)	1,020,684	(21,184)	1,061,325	(21,525)
U.S. Treasury securities	49,729	(88)	—	—	49,729	(88)
Asset-backed securities	11,548	(38)	35,859	(443)	47,407	(481)
SBA securities	249	(1)	66,798	(1,110)	67,047	(1,111)
Total	$316,746	$(2,032)	$1,706,835	$(38,258)	$2,023,581	$(40,290)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

We reviewed the securities that were in an unrealized loss position at March 31, 2019, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2019
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$28,716	$28,703
Due after one year through five years	539,423	543,189
Due after five years through ten years	1,010,453	1,013,236
Due after ten years	2,364,116	2,409,580
Total securities available-for-sale	$3,942,708	$3,994,708
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(In thousands)
Taxable interest	$19,742	$19,181	$14,599
Non-taxable interest	9,593	9,866	11,107
Dividend income	345	643	432
Total interest income on investment securities	$29,680	$29,690	$26,138

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
	2019	2018
	(In thousands)
Real estate mortgage	$8,172,992	$7,933,859
Real estate construction and land	2,379,560	2,262,710
Commercial	7,446,612	7,428,500
Consumer	372,131	401,296
Total gross loans and leases held for investment	18,371,295	18,026,365
Deferred fees, net	(63,598)	(68,652)
Total loans and leases held for investment,
net of deferred fees	18,307,697	17,957,713
Allowance for loan and lease losses	(136,281)	(132,472)
Total loans and leases held for investment, net	$18,171,416	$17,825,241
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2019
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$7,266	$6,464	$13,730	$4,626,780	$4,640,510
Income producing and other residential	1,853	309	2,162	3,516,786	3,518,948
Total real estate mortgage	9,119	6,773	15,892	8,143,566	8,159,458
Real estate construction and land:
Commercial	—	430	430	943,166	943,596
Residential	8,949	—	8,949	1,399,179	1,408,128
Total real estate construction and land	8,949	430	9,379	2,342,345	2,351,724
Commercial:
Asset-based	3,750	—	3,750	3,418,452	3,422,202
Venture capital	4,500	1,194	5,694	2,021,756	2,027,450
Other commercial	3,655	3,339	6,994	1,967,708	1,974,702
Total commercial	11,905	4,533	16,438	7,407,916	7,424,354
Consumer	614	208	822	371,339	372,161
Total	$30,587	$11,944	$42,531	$18,265,166	$18,307,697

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,487	$7,541	$11,028	$4,813,270	$4,824,298
Income producing and other residential	1,557	476	2,033	3,091,810	3,093,843
Total real estate mortgage	5,044	8,017	13,061	7,905,080	7,918,141
Real estate construction and land:
Commercial	—	442	442	912,141	912,583
Residential	1,527	—	1,527	1,319,546	1,321,073
Total real estate construction and land	1,527	442	1,969	2,231,687	2,233,656
Commercial:
Asset-based	47	646	693	3,304,728	3,305,421
Venture capital	4,705	—	4,705	2,034,043	2,038,748
Other commercial	5,181	1,285	6,466	2,053,960	2,060,426
Total commercial	9,933	1,931	11,864	7,392,731	7,404,595
Consumer	581	333	914	400,407	401,321
Total	$17,085	$10,723	$27,808	$17,929,905	$17,957,713
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2019			December 31, 2018
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$12,750	$4,627,760	$4,640,510	$15,321	$4,808,977	$4,824,298
Income producing and other residential	2,444	3,516,504	3,518,948	2,524	3,091,319	3,093,843
Total real estate mortgage	15,194	8,144,264	8,159,458	17,845	7,900,296	7,918,141
Real estate construction and land:
Commercial	430	943,166	943,596	442	912,141	912,583
Residential	—	1,408,128	1,408,128	—	1,321,073	1,321,073
Total real estate construction and land	430	2,351,294	2,351,724	442	2,233,214	2,233,656
Commercial:
Asset-based	43,406	3,378,796	3,422,202	32,324	3,273,097	3,305,421
Venture capital	20,437	2,007,013	2,027,450	20,299	2,018,449	2,038,748
Other commercial	8,633	1,966,069	1,974,702	7,380	2,053,046	2,060,426
Total commercial	72,476	7,351,878	7,424,354	60,003	7,344,592	7,404,595
Consumer	427	371,734	372,161	1,043	400,278	401,321
Total	$88,527	$18,219,170	$18,307,697	$79,333	$17,878,380	$17,957,713

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2019, nonaccrual loans and leases totaled $88.5 million and included $11.9 million of loans and leases 90 or more days past due, $2.4 million of loans and leases 30 to 89 days past due, and $74.2 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $79.3 million at December 31, 2018, including $10.7 million of loans and leases 90 or more days past due, $6.6 million of loans and leases 30 to 89 days past due, and $62.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of March 31, 2019, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $52.4 million and represented 59% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	March 31, 2019
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$24,542	$67,115	$4,548,853	$4,640,510
Income producing and other residential	9,131	452	3,509,365	3,518,948
Total real estate mortgage	33,673	67,567	8,058,218	8,159,458
Real estate construction and land:
Commercial	430	—	943,166	943,596
Residential	—	2,485	1,405,643	1,408,128
Total real estate construction and land	430	2,485	2,348,809	2,351,724
Commercial:
Asset-based	52,586	85,060	3,284,556	3,422,202
Venture capital	43,128	62,514	1,921,808	2,027,450
Other commercial	59,690	74,517	1,840,495	1,974,702
Total commercial	155,404	222,091	7,046,859	7,424,354
Consumer	798	637	370,726	372,161
Total	$190,305	$292,780	$17,824,612	$18,307,697

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$57,734	$74,785	$4,691,779	$4,824,298
Income producing and other residential	10,521	968	3,082,354	3,093,843
Total real estate mortgage	68,255	75,753	7,774,133	7,918,141
Real estate construction and land:
Commercial	442	7,041	905,100	912,583
Residential	—	1,527	1,319,546	1,321,073
Total real estate construction and land	442	8,568	2,224,646	2,233,656
Commercial:
Asset-based	45,957	48,338	3,211,126	3,305,421
Venture capital	28,731	77,588	1,932,429	2,038,748
Other commercial	92,526	50,136	1,917,764	2,060,426
Total commercial	167,214	176,062	7,061,319	7,404,595
Consumer	1,199	1,015	399,107	401,321
Total	$237,110	$261,398	$17,459,205	$17,957,713

Nonaccrual loans and leases and performing TDRs are considered impaired for reporting purposes. TDRs are a result of rate reductions, term extensions, fee concessions, and debt forgiveness, or a combination thereof.
The following table presents the composition of our impaired loans and leases held for investment, net of deferred fees, by loan portfolio segment as of the dates indicated:

	March 31, 2019			December 31, 2018
			Total			Total
	Nonaccrual		Impaired	Nonaccrual		Impaired
	Loans		Loans	Loans		Loans
	and	Performing	and	and	Performing	and
	Leases	TDRs	Leases	Leases	TDRs	Leases
	(In thousands)
Real estate mortgage	$15,194	$11,355	$26,549	$17,845	$11,484	$29,329
Real estate construction and land	430	5,002	5,432	442	5,420	5,862
Commercial	72,476	573	73,049	60,003	692	60,695
Consumer	427	97	524	1,043	105	1,148
Total	$88,527	$17,027	$105,554	$79,333	$17,701	$97,034

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our impaired loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of and for the dates indicated:

	March 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$1,139	$1,139	$68	$1,736	$1,648	$170
Income producing and other residential	2,090	2,084	202	2,569	2,563	247
Commercial:
Asset based	10,335	10,335	2,735	—	—	—
Venture capital	19,243	21,029	3,196	11,621	13,255	3,141
Other commercial	—	—	—	473	482	473
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$15,727	$29,962		$17,783	$32,035
Income producing and other residential	7,593	9,775		7,241	9,425
Real estate construction and land:
Commercial	5,432	5,449		5,862	5,870
Commercial:
Asset-based	33,071	38,401		32,324	38,100
Venture capital	1,194	31,632		8,678	41,335
Other commercial	9,206	27,642		7,599	25,740
Consumer	524	693		1,148	1,470
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$26,549	$42,960	$270	$29,329	$45,671	$417
Real estate construction and land	5,432	5,449	—	5,862	5,870	—
Commercial	73,049	129,039	5,931	60,695	118,912	3,614
Consumer	524	693	—	1,148	1,470	—
Total	$105,554	$178,141	$6,201	$97,034	$171,923	$4,031

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2019		2018
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$1,139	$17	$13,884	$201
Income producing and other residential	2,090	16	4,295	23
Commercial:
Asset-based	3,560	—	—	—
Venture capital	12,906	—	14,598	—
Other commercial	—	—	16,851	15
Consumer	—	—	295	2
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$15,538	$53	$46,782	$765
Income producing and other residential	7,516	53	8,464	45
Real estate construction and land:
Commercial	5,432	101	5,670	89
Commercial:
Asset-based	31,979	—	32,838	—
Venture capital	1,194	—	4,474	—
Other commercial	7,767	17	7,859	1,147
Consumer	524	2	79	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$26,283	$139	$73,425	$1,034
Real estate construction and land	5,432	101	5,670	89
Commercial	57,406	17	76,620	1,162
Consumer	524	2	374	2
Total	$89,645	$259	$156,089	$2,287
_________________________

(1)	For loans and leases reported as impaired at March 31, 2019 and 2018, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the periods indicated:

	Three Months Ended March 31,
	2019			2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	1	$37	$—	—	$—	$—
Income producing and other residential	3	789	789	—	—	—
Commercial:
Venture capital	6	2,105	1,242	—	—	—
Other commercial	8	585	585	2	11,783	11,783
Total	18	$3,516	$2,616	2	$11,783	$11,783

During the three months ended March 31, 2019, two other commercial loans totaling $64,000 were restructured in the preceding 12-month period and subsequently defaulted after being restructured. During the three months ended March 31, 2018, one other commercial loan of $2.3 million was restructured in the preceding 12-month period and subsequently defaulted after being restructured.
Leases Receivable
We provide equipment financing to our customers primarily with direct financing leases. Lease receivables are recorded on the balance sheet but the leased equipment is not, although we generally retain legal title to the leased equipment until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Direct financing leases are subject to our allowance for loans and leases.
The following table provides the components of leases receivable income for the period indicated:

Three Months Ended
March 31, 2019
(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$3,140
The following table presents the components of leases receivable as of the date indicated:

March 31, 2019
(Dollars in thousands)
Net investment in sales type and direct financing leases:
Lease payments receivable	$195,018
Unguaranteed residual assets	25,895
Deferred fees and other	962
Aggregate net investment in leases	$221,875

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents maturities of leases receivable as of the date indicated:

March 31, 2019
(In thousands)
Twelve Months Ending March 31,
2020	$77,413
2021	63,321
2022	42,112
2023	15,386
2024	8,998
Thereafter	7,348
Total undiscounted cash flows	214,578
Less: Unearned income	(19,560)
Present value of lease payments	$195,018
Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended March 31, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$46,021	$28,209	$56,360	$1,882	$132,472
Charge-offs	(196)	—	(3,003)	(266)	(3,465)
Recoveries	143	—	3,106	25	3,274
Net (charge-offs) recoveries	(53)	—	103	(241)	(191)
Provision (negative provision)	(214)	(1,001)	5,033	182	4,000
Balance, end of period	$45,754	$27,208	$61,496	$1,823	$136,281

Ending Allowance by
Impairment Methodology:
Individually evaluated for impairment	$270	$—	$5,931	$—	$6,201
Collectively evaluated for impairment	$45,484	$27,208	$55,565	$1,823	$130,080

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for impairment	$23,908	$5,432	$71,660	$—	$101,000
Collectively evaluated for impairment	8,135,550	2,346,292	7,352,694	372,161	18,206,697
Ending balance	$8,159,458	$2,351,724	$7,424,354	$372,161	$18,307,697

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2018
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period (1)	$40,051	$13,055	$84,022	$2,328	$139,456
Charge-offs	(2,598)	—	(9,524)	(31)	(12,153)
Recoveries	1,657	9	5,487	45	7,198
Net (charge-offs) recoveries	(941)	9	(4,037)	14	(4,955)
Provision (negative provision)	1,048	5,126	(6,205)	(195)	(226)
Balance, end of period	$40,158	$18,190	$73,780	$2,147	$134,275

Ending Allowance by
Impairment Methodology:
Individually evaluated for impairment	$1,088	$—	$13,141	$16	$14,245
Collectively evaluated for impairment	$39,070	$18,190	$60,639	$2,131	$120,030

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for impairment	$74,390	$5,670	$82,434	$324	$162,818
Collectively evaluated for impairment	7,479,853	1,671,332	6,743,689	397,593	16,292,467
Ending balance	$7,554,243	$1,677,002	$6,826,123	$397,917	$16,455,285
_______________________________________

(1)
The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance of the allowance for loan and lease losses for the three months ended March 31, 2018.

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

	Three Months Ended March 31, 2019
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$132,472	$36,861	$169,333
Charge-offs	(3,465)	—	(3,465)
Recoveries	3,274	—	3,274
Net charge-offs	(191)	—	(191)
Provision	4,000	—	4,000
Balance, end of period	$136,281	$36,861	$173,142

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period (1)	$139,456	$28,635	$168,091
Charge-offs	(12,153)	—	(12,153)
Recoveries	7,198	—	7,198
Net charge-offs	(4,955)	—	(4,955)
Provision (negative provision)	(226)	4,226	4,000
Balance, end of period	$134,275	$32,861	$167,136
_______________________________________

(1)
The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance of the allowance for loan and lease losses for the three months ended March 31, 2018.

NOTE 5.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	March 31,	December 31,
Property Type	2019	2018
	(In thousands)
Commercial real estate	$2,041	$2,004
Single-family residence	953	953
Construction and land development	219	219
Multi‑family	—	1,059
Total other real estate owned, net	3,213	4,235
Other foreclosed assets	78	1,064
Total foreclosed assets, net	$3,291	$5,299
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2018	$5,299
Transfers to foreclosed assets from loans	37
Provision for losses	—
Reductions related to sales	(2,045)
Balance, March 31, 2019	$3,291
NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our other intangible assets with definite lives include CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan and lease customers acquired. The aggregate amortization expense is expected to be $18.7 million for 2019. The estimated aggregate amortization expense related to our current intangible assets for each of the next five years is $14.6 million for 2020, $10.8 million for 2021, $7.5 million for 2022, $3.8 million for 2023, and $1.7 million for 2024.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$119,497	$119,497	$119,497
Balance, end of period	119,497	119,497	119,497
Accumulated Amortization:
Balance, beginning of period	(62,377)	(57,391)	(39,871)
Amortization	(4,870)	(4,986)	(6,346)
Balance, end of period	(67,247)	(62,377)	(46,217)
Net CDI and CRI, end of period	$52,250	$57,120	$73,280
NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	March 31,	December 31,
Other Assets	2019	2018
	(In thousands)
Cash surrender value of BOLI	$196,161	$194,897
Operating lease ROU assets, net	125,402	—
Interest receivable	89,727	88,754
LIHTC investments	59,948	59,507
CRA investments (1)	59,824	59,062
Taxes receivable	17,289	39,096
Prepaid expenses	16,319	18,006
Equity investments without readily determinable fair values	14,777	14,758
Equity warrants	4,438	4,793
Equity investments with readily determinable fair values	3,848	4,891
Other receivables/assets	22,998	39,132
Total other assets	$610,731	$522,896
________________________

(1)	Includes equity investments without readily determinable fair values of $13.1 million and $12.5 million at March 31, 2019 and December 31, 2018.
The increase in the operating lease ROU assets in the first quarter of 2019 was due to the adoption of ASU 2016-02 effective January 1, 2019. See Note 8. Leases for further details.
Regarding our equity investments without readily determinable fair values, there were no impairments and no upward adjustments during the three months ended March 31, 2019. On a cumulative basis since January 1, 2018 and through March 31, 2019, we recorded impairments of $278,000 and upward adjustments of $286,000 to our equity investments without readily determinable fair values.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. LEASES
The Company adopted ASU 2016-02, "Leases (Topic 842)," effective January 1, 2019 and applied the guidance to all leases within the scope of Topic 842 as of that date. We have adopted the guidance using the optional transition method under ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” and recognized a cumulative effect adjustment to retained earnings without prior periods restated, effectively applying the requirements of the new standard prospectively.
We determine if an arrangement is a lease at inception by assessing whether there is an identified asset, and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Topic 842 also requires a lessee to classify a lease as either finance or operating. The Company only has operating leases related to our facilities as of March 31, 2019, which consists of 75 full-service branch offices and 76 other offices.
ROU assets represent a lessee's right to use an underlying asset for the lease term and lease liabilities represent a lessee's obligation to make lease payments arising from the lease. On January 1, 2019, ROU assets and operating lease liabilities were initially recognized based on the present value of future minimum lease payments over the remaining lease terms. We used our incremental borrowing rates on January 1, 2019 to determine the present value of future payments. The ROU assets also include any prepaid lease payments and initial direct costs incurred less any lease incentives received. We amortize the operating lease ROU assets and record interest expense on the operating lease liabilities over the lease terms.
Our leases have remaining terms ranging from 1 to 28 years. Short-term leases (initial term of less than 12 months) are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten years. The exercise of lease renewal options is at our sole discretion. Some of our leases also include termination options. We have determined that we do not meet the reasonably certain threshold to exercise any renewal or termination options, therefore our lease terms do not reflect any optional periods. We rent or sublease certain office space to third parties. Our subleases consist of operating leases for offices that we have fully or partially vacated.
Certain of our lease agreements also include rental payments that adjust periodically based on changes in the CPI. We initially measured our lease payments using the index at the lease commencement date. Subsequent increases in the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. The ROU assets and lease liabilities are not re-measured as a result of changes in the CPI. Our lease agreements do not contain any purchase options, residual value guarantees, or restrictive covenants.
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the period indicated:

Three Months Ended
March 31, 2019
(In thousands)
Operating lease expense:
Fixed costs	$8,302
Variable costs	24
Short-term lease costs	520
Sublease income	(1,126)
Net lease expense	$7,720

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental cash flow information related to leases for the period indicated:

Three Months Ended
March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,242
ROU assets obtained in exchange for lease obligations:
Operating leases	$147,972
The following table presents supplemental balance sheet and other information related to operating leases as of the date indicated:

March 31, 2019
(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$125,402
Operating lease liabilities	$140,392

Weighted average remaining lease term (in years)	6
Weighted average discount rate	2.92%
The following table presents maturities of operating lease liabilities as of the date indicated:

March 31, 2019
(In thousands)
Twelve Months Ending March 31,
2020	$32,749
2021	30,238
2022	25,928
2023	20,533
2024	17,600
Thereafter	26,875
Total operating lease liabilities	153,923
Less: Imputed interest	(13,531)
Present value of operating lease liabilities	$140,392
Operating Leases as a Lessor
We provide equipment financing through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is on our balance sheet as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the rental payments to be received on operating leases as of the date indicated:

March 31, 2019
(In thousands)
Twelve Months Ending March 31,
2020	$34,368
2021	31,432
2022	23,162
2023	17,838
2024	16,104
Thereafter	41,444
Total undiscounted cash flows	$164,348
NOTE 9.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$87	7.50%	$114	7.50%
FHLB secured advances	1,090,000	2.60%	1,040,000	2.56%
FHLB unsecured overnight advance	141,000	2.57%	141,000	2.53%
AFX borrowings	250,000	2.52%	190,000	2.56%
Total borrowings	$1,481,087	2.58%	$1,371,114	2.56%
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of March 31, 2019, this debt had a weighted average remaining maturity of 0.8 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of March 31, 2019 of $4.0 billion, collateralized by a blanket lien on $5.7 billion of qualifying loans. As of March 31, 2019, the balance outstanding was a $1.1 billion overnight advance. As of December 31, 2018, the balance outstanding was a $1.0 billion overnight advance.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2019, the Bank had secured borrowing capacity of $2.2 billion collateralized by liens covering $3.0 billion of qualifying loans. As of March 31, 2019 and December 31, 2018, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $141.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which $141.0 million was outstanding at March 31, 2019. At December 31, 2018, the balance outstanding was $141.0 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Federal Funds Arrangements with Commercial Banks. As of March 31, 2019, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2019 and December 31, 2018, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2019, the balance outstanding was $250.0 million, which consisted of $240.0 million in overnight borrowings and a $10.0 million one-month borrowing with a maturity date of April 17, 2019. As of December 31, 2018, there was a $190.0 million overnight borrowing outstanding.
Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	March 31, 2019		December 31, 2018		Date	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	5.71%	$10,310	5.89%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	5.66%	10,310	5.84%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	5.56%	5,155	5.74%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	5.50%	61,856	5.27%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	4.30%	20,619	4.48%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	4.21%	16,495	4.39%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	4.16%	10,310	4.34%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	4.56%	82,475	4.74%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	4.70%	128,866	4.47%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	4.70%	51,545	4.47%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	4.70%	51,550	4.47%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (1)	28,914	1.74%	29,556	1.73%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	4.70%	16,470	4.47%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	4.70%	6,650	4.47%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	4.70%	39,177	4.47%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Gross subordinated debentures	540,702	4.62%	541,344	4.51%
Unamortized discount (2)	(86,244)		(87,498)
Net subordinated debentures	$454,458		$453,846
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	March 31,	December 31,
	2019	2018
	(In thousands)
Loan commitments to extend credit	$7,465,392	$7,528,248
Standby letters of credit	335,534	364,210
Commitments to contribute capital to low income housing project partnerships
and small business investment companies	101,280	101,991
Commitments to contribute capital to private equity funds	50	50
Total	$7,902,256	$7,994,499
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
In addition, the Company invests in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of March 31, 2019 and December 31, 2018, we had commitments to contribute capital to these entities totaling $101.3 million and $102.0 million. We also had commitments to contribute up to an additional $50,000 to private equity funds at March 31, 2019 and December 31, 2018.
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
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	March 31, 2019
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Residential MBS and CMOs:
Agency MBS	$343,176	$—	$343,176	$—
Agency CMOs	717,776	—	717,776	—
Private label CMOs	123,247	—	116,211	7,036
Municipal securities	1,185,001	—	1,185,001	—
Agency commercial MBS	1,078,911	—	1,078,911	—
U.S. Treasury securities	290,717	290,717	—	—
Asset-backed securities	185,156	—	149,703	35,453
SBA securities	52,024	—	52,024	—
Corporate debt securities	18,700	—	18,700	—
Total securities available-for-sale	3,994,708	290,717	3,661,502	42,489
Equity warrants	4,438	—	—	4,438
Other derivative assets	2,493	—	2,493	—
Equity investments with readily determinable fair values	3,848	3,848	—	—
Total recurring assets	$4,005,487	$294,565	$3,663,995	$46,927
Derivative liabilities	$633	$—	$633	$—

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
During the three months ended March 31, 2019, there was a $63,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	March 31, 2019
	Private Label CMOs		Asset-Backed Securities
		Weighted	Input or	Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input	of Inputs	Input
Voluntary annual prepayment speeds	3.9% - 22.4%	10.8%	12.0% - 15.0%	13.8%
Annual default rates (1)	0.3% - 82.0%	1.8%	2.0%	2.0%
Loss severity rates (1)	5.6% - 159.5%	51.8%	60.0%	60.0%
Discount rates	2.5% - 9.6%	6.4%	3.2% - 5.2%	4.2%
____________________

(1)	The annual default rates and loss severity rates were the same for all of the asset-backed securities.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

March 31, 2019
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	17.0%
Risk-free interest rate	2.2%
Remaining life assumption (in years)	3.45
The following table summarizes activity for our Level 3 private label CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed	Equity
	Label CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2018	$7,288	$39,945	$4,793
Total included in earnings	137	(38)	2,279
Total included in other comprehensive income	(84)	62	—
Issuances	—	—	88
Sales and dispositions (1)	—	—	(2,659)
Net settlements	(305)	(4,516)	—
Transfers to Level 1	—	—	(63)
Balance, March 31, 2019	$7,036	$35,453	$4,438
______________________

(1)
Includes the exercise of warrants that upon exercise become equity securities in public companies. These are often subject to lock-up restrictions that must be met before the equity security can be sold, during which time they are reported as equity investments with readily determinable fair values.

The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	March 31, 2019
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$27,901	$—	$7,886	$20,015
Loans held for sale	25,124	—	25,124	—
Total non-recurring	$53,025	$—	$33,010	$20,015

	Fair Value Measurement as of
	December 31, 2018
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$24,432	$—	$1,800	$22,632
OREO	1,136	—	1,136	—
Total non-recurring	$25,568	$—	$2,936	$22,632

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended
Losses on Assets	March 31,
Measured on a Non‑Recurring Basis	2019	2018
	(In thousands)
Impaired loans	$3,756	$7,816
Loans held for sale	1,707	—
OREO	—	65
Total losses	$5,463	$7,881
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	March 31, 2019
		Valuation	Unobservable		Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired loans	$19,006	Discounted cash flows	Discount rates	3.75% - 8.00%	6.43%
Impaired loans	1,009	Third party appraisals	No discounts
Total non-recurring Level 3	$20,015
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$224,758	$224,758	$224,758	$—	$—
Interest‑earning deposits in financial institutions	332,124	332,124	332,124	—	—
Securities available‑for‑sale	3,994,708	3,994,708	290,717	3,661,502	42,489
Investment in FHLB stock	29,430	29,430	—	29,430	—
Loans held for sale	25,124	25,124	—	25,124	—
Loans and leases held for investment, net	18,171,416	17,719,820	—	7,886	17,711,934
Equity warrants	4,438	4,438	—	—	4,438
Other derivative assets	2,493	2,493	—	2,493	—
Equity investments with readily determinable fair values	3,848	3,848	3,848	—	—

Financial Liabilities:
Core deposits	16,127,638	16,127,638	—	16,127,638	—
Non-core non-maturity deposits	454,277	454,277	—	454,277	—
Time deposits	2,704,012	2,697,119	—	2,697,119	—
Borrowings	1,481,087	1,481,085	1,471,000	10,085	—
Subordinated debentures	454,458	438,207	—	438,207	—
Derivative liabilities	633	633	—	633	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$175,830	$175,830	$175,830	$—	$—
Interest‑earning deposits in financial institutions	209,937	209,937	209,937	—	—
Securities available‑for‑sale	4,009,431	4,009,431	403,405	3,558,793	47,233
Investment in FHLB stock	32,103	32,103	—	32,103	—
Loans and leases held for investment, net	17,825,241	17,013,860	—	1,800	17,012,060
Equity warrants	4,793	4,793	—	—	4,793
Other derivative assets	3,292	3,292	—	3,292	—
Equity investments with readily determinable fair values	4,891	4,891	4,891	—	—

Financial Liabilities:
Core deposits	16,346,671	16,346,671	—	16,346,671	—
Non-core non-maturity deposits	518,192	518,192	—	518,192	—
Time deposits	2,005,638	2,017,137	—	2,017,137	—
Borrowings	1,371,114	1,371,114	1,371,000	114	—
Subordinated debentures	453,846	435,251	—	435,251	—
Derivative liabilities	142	142	—	142	—
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Operations and Summary of Significant Accounting Policies, and Note 13. Fair Value Measurements, to the Consolidated Financial Statements of the Company's 2018 Annual Report on Form 10-K.
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2019, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  EARNINGS PER SHARE
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$112,604	$115,041	$118,276
Less: Earnings allocated to unvested restricted stock(1)	(1,163)	(1,219)	(1,115)
Net earnings allocated to common shares	$111,441	$113,822	$117,161

Weighted-average basic shares and unvested restricted
stock outstanding	122,227	123,238	127,487
Less: Weighted-average unvested restricted stock
outstanding	(1,352)	(1,426)	(1,413)
Weighted-average basic shares outstanding	120,875	121,812	126,074

Basic earnings per share	$0.92	$0.93	$0.93

Diluted Earnings Per Share:
Net earnings allocated to common shares	$111,441	$113,822	$117,161

Weighted-average basic shares outstanding	120,875	121,812	126,074

Diluted earnings per share	$0.92	$0.93	$0.93
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

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

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$304,559	$—	$277,775	$—
Noninterest income:
Service charges on deposit accounts	3,730	3,730	4,174	4,174
Other commissions and fees	11,008	4,538	10,265	4,651
Leased equipment income	9,282	—	9,587	—
Gain on sale of loans	—	—	4,569	—
Gain on sale of securities	2,161	—	6,311	—
Other income	4,883	371	3,653	461
Total noninterest income	31,064	8,639	38,559	9,286
Total revenue	$335,623	$8,639	$316,334	$9,286
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the period indicated:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Products and services transferred at a point in time	$4,546	$4,661
Products and services transferred over time	4,093	4,625
Total revenue from contracts with customers	$8,639	$9,286
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2019	December 31, 2018
	(In thousands)
Receivables, which are included in "Other assets"	$1,198	$1,334
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$588	$621
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the three months ended March 31, 2019 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $33,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14.  STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, employees, and consultants. The 2017 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of March 31, 2019, there were 3,069,009 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan, or the 2003 Plan, remain outstanding.
Restricted Stock
Restricted stock amortization totaled $5.8 million, $6.9 million, and $7.2 million for the three months ended March 31, 2019, December 31, 2018, and March 31, 2018. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of March 31, 2019 totaled $49.7 million.
Time-Based Restricted Stock Awards
At March 31, 2019, there were 1,241,543 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans. The TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
Performance-Based Restricted Stock Units
At March 31, 2019, there were 276,386 unvested PRSUs granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding under either the 2017 Plan or the 2003 Plan until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  RECENTLY ISSUED ACCOUNTING STANDARDS

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," and ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”
1. This Update changes the accounting and recognition of credit losses and impairment of financial assets recorded at amortized cost. Under the CECL model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The forward-looking concept of CECL requires loss estimates for the remaining estimated life of the financial assets using historical experience, current conditions and reasonable and supportable forecasts. 2. The Update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Receivables arising from operating leases are not within the scope of the new credit losses standard. 3. The Update must be applied using the modified retrospective method with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. A prospective transition approach is required for available-for-sale debt securities for which an other-than-temporary impairment had been recognized before the adoption date. Early adoption is permitted.
January 1, 2020
1. The Company has established a multidisciplinary project team and implementation plan, selected a software solution, reached preliminary accounting decisions on various matters, developed a conceptual framework, and developed regression models for the reasonable and supportable forecast period. 2. The Company continues to test and refine the CECL models and has begun parallel calculations, testing, and sensitivity analysis on its initial modeling assumptions and results. The ultimate impact is influenced by our portfolio characteristics, of which the vast majority is comprised of short-duration commercial loans; the macroeconomic conditions and forecasts at adoption; and other management judgments. 3. We plan to adopt this new standard on January 1, 2020. The new standard will be significant to the policies, processes, and methodology used to determine credit losses; however, the Company has not yet determined the quantitative effect on its consolidated financial position and results of operations.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment"
1. This Update simplifies goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. 2. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit's fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. 3. The Update must be applied prospectively and early adoption is permitted.
January 1, 2020
1. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations and we plan to adopt this standard on January 1, 2020.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurements”
1. This Update modified the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. 2. Certain disclosure requirements in Topic 820 are also removed or modified. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis and early adoption is permitted.
January 1, 2020
1. The adoption of this guidance will modify disclosures but will not have an impact on the Company’s consolidated financial position or results of operations. The Company has early adopted any removed or modified disclosures effective January 1, 2019 but will defer adoption of the additional disclosures until January 1, 2020 as permitted in the transition guidance in ASU 2018-13.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments"
1. This Update made clarifications and amendments to five topics: (i) Topic A: Codification Improvements Resulting from the June and November 2018 Credit Losses Transition Resource Group ("TRG") Meetings, (ii) Topic B: Codification Improvements to ASU 2016-13, (iii) Topic C: Codification Improvements to ASU 2017-12, "Derivatives and Hedging (Topic 815)" and Other Hedging Items, (iv) Topic D: Codification Improvements to ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10)," and (v) Topic E: Codification Improvements Resulting from the November 2018 Credit Losses TRG Meeting. 2. In addition to conforming amendments that correct for errors and oversights, the Update in Topics A, B, and E, which impacts CECL implementation, amends or clarifies guidance for accrued interest; transfers between classifications or categories of loans and debt securities; recoveries; effect of prepayments in determining the effective interest rate; estimated costs to sell when foreclosure is probable; vintage disclosure presentation related to line-of-credit arrangements converted to term loans; contractual extensions or renewals; and others. 3. Transition requirements for the amendments are the same as ASU 2016-13 for the Update in Topics A, B, and E. The Update in Topic C may be applied retrospectively as of the date of initial adoption of ASU 2017-012 or prospectively. The Update in Topic D must be applied on a modified retrospective method with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption and early adoption is permitted.

January 1, 2020; except for Topic C - January 1, 2019
1. Impacts from the adoption of Topics A, B, and E within this Update will be considered in the Company's overall CECL implementation and we plan to adopt this Update concurrent with the adoption of ASU 2016-13. 2. The adoption of Topic D within this Update is not expected to have a material impact on the Company's consolidated financial position or results of operations and we plan to adopt this standard on January 1, 2020. 3. Topic C within this Update is not applicable to us and therefore there is no impact on the Company's consolidated financial position or results of operations.

NOTE 16.  SUBSEQUENT EVENTS
Common Stock Dividends
On May 1, 2019, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.60 per common share. The cash dividend is payable on May 31, 2019 to stockholders of record at the close of business on May 20, 2019.
The Company has evaluated events that have occurred subsequent to March 31, 2019 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•
our ability to complete future acquisitions, and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;

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

•
compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases, changes in our asset or liability mix, and/or changes to the cost of deposits and borrowings;

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and numerous loan production offices across the country through its Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. National Lending provides asset-based, equipment, real estate, and security cash flow loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
Over the last couple of years, one area of focus has been our credit de-risking strategy whereby we made the decision to reduce our exposure in certain lending portfolios while emphasizing growth in loan portfolios with favorable credit performance. These efforts included the decision to exit the healthcare, technology, and general cash flow lending origination businesses by selling $1.5 billion of cash flow loans in 2017 and reducing the portfolio from approximately $2.4 billion at the end of 2016 to approximately $112 million as of March 31, 2019. We also reduced our exposure to healthcare real estate by shrinking this portfolio from approximately $955 million at the end of 2016 to approximately $415 million as of March 31, 2019, while also shifting our Venture Banking strategy to emphasize growth in equity fund loans which, as a percentage of our $2.0 billion Venture Banking loan portfolio, has gone from 16% as of the end of 2016 to 43% as of March 31, 2019. These efforts can contribute to lower loan yields as reductions in certain loan portfolios are replaced with loans with lower credit risk, such as multi-family and equity fund loans, thus placing pressure on our net interest margin. However, these efforts have resulted in an improved credit risk profile as evidenced by the reduction in our classified loans from 2.67% of loans at December 31, 2016 to 1.04% as of March 31, 2019, a reduction in nonaccrual loans from 1.11% of loans at December 31, 2016 to 0.48% as of March 31, 2019, and a reduction in our provision for credit losses as a percentage of average loans and leases from 0.42% in 2016 to 0.27% in 2018.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2019, accounted for 89.1% of net revenue (net interest income plus noninterest income).

At March 31, 2019, we had total assets of $26.3 billion, including $18.3 billion of total loans and leases, net of deferred fees, and $3.99 billion of securities available-for-sale, compared to $25.7 billion of total assets, including $18.0 billion of total loans and leases, net of deferred fees, and $4.01 billion of securities available-for-sale at December 31, 2018. The $592.8 million increase in total assets since year-end was due primarily to a $375.1 million increase in loans and leases, a $171.1 million increase in cash and cash equivalents, and an $87.8 million increase in other assets, offset partially by a $14.7 million decrease in securities available-for-sale. The increase in loans and leases was driven mostly by net loans held for investment growth of $350.0 million. The increase in other assets was due mainly to an operating lease ROU asset recorded in connection with the adoption of ASU 2016-02, "Leases (Topic 842)," on January 1, 2019.
At March 31, 2019, we had total liabilities of $21.5 billion, including total deposits of $19.3 billion and borrowings of $1.5 billion, compared to $20.9 billion of total liabilities, including $18.9 billion of total deposits and $1.4 billion of borrowings at December 31, 2018. The $627.4 million increase in total liabilities since year-end was due mainly to a $698.4 million increase in time deposits and a $110.0 million increase in borrowings, primarily short-term FHLB advances, offset partially by a $219.0 million decrease in core deposits and a $63.9 million decrease in non-core non-maturity deposits. At March 31, 2019, core deposits totaled $16.1 billion, or 84% of total deposits, including $7.7 billion of noninterest-bearing demand deposits, or 40% of total deposits.
At March 31, 2019, we had total stockholders' equity of $4.79 billion compared to $4.83 billion at December 31, 2018. The $34.6 million decrease in stockholders' equity since year-end was due mainly to $119.6 million of common stock repurchased under the Stock Repurchase Program and $73.2 million of cash dividends paid, offset partially by $112.6 million in net earnings and a $43.3 million increase in accumulated other comprehensive income . Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 9.48% and 12.15% at March 31, 2019.
Recent Events
Stock Repurchase Program
On February 24, 2019, effective upon the maturity of the previous Stock Repurchase Program on February 28, 2019, PacWest's Board of Directors authorized a new Stock Repurchase Program for an aggregate purchase price not to exceed $225 million until February 29, 2020.
The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. During the first quarter of 2019, we repurchased 3,070,676 shares of common stock for a total amount of $119.6 million at an average price of $38.94. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At March 31, 2019, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $159.6 million.
Colorado Market Expansion
In the second quarter of 2019, we received approval to open a full-service branch office in Denver, Colorado, which we expect to open in the fourth quarter of 2019.

Key Performance Indicators
Among other factors, our operating results generally depend on the following key performance indicators:
The Level of Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income (annualized if related to a quarterly period) expressed as a percentage of average interest‑earning assets. Tax equivalent net interest income is net interest income increased by an adjustment for tax-exempt interest on certain loans and municipal securities based on a 21% federal statutory tax rate. Tax equivalent net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets.
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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended
		March 31,	December 31,	March 31,
Efficiency Ratio		2019	2018	2018
		(Dollars in thousands)
Noninterest expense		$126,287	$129,235	$127,395
Less:	Intangible asset amortization	4,870	4,986	6,346
	Foreclosed assets (income) expense, net	29	(311)	(122)
	Acquisition, integration and reorganization costs	618	970	—
Noninterest expense used for efficiency ratio		$120,770	$123,590	$121,171

Net interest income (tax equivalent)		$256,052	$263,369	$258,472
Noninterest income		31,064	33,526	38,559
Net revenues		287,116	296,895	297,031
Less:	Gain on sale of securities	2,161	786	6,311
Net revenues used for efficiency ratio		$284,955	$296,109	$290,720

Efficiency ratio		42.4%	41.7%	41.7%
Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates relate to the allowance for credit losses on loans and leases held for investment, accounting for business combinations, and the realization of deferred income tax assets and liabilities. For further information, refer to our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

		Three Months Ended
		March 31,	December 31,	March 31,
Return on Average Tangible Equity		2019	2018	2018
		(Dollars in thousands)
Net earnings		$112,604	$115,041	$118,276

Average stockholders' equity		$4,815,965	$4,758,401	$4,901,207
Less:	Average intangible assets	2,603,842	2,608,497	2,625,593
Average tangible common equity		$2,212,123	$2,149,904	$2,275,614

Return on average equity (1)		9.48%	9.59%	9.79%
Return on average tangible equity (2)		20.64%	21.23%	21.08%
___________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	March 31,	December 31,
Tangible Book Value Per Share	2019	2018
	(Dollars in thousands, except per share data)
Stockholders’ equity	$4,790,982	$4,825,588
Less: Intangible assets	2,600,920	2,605,790
Tangible common equity	$2,190,062	$2,219,798

Total assets	$26,324,138	$25,731,354
Less: Intangible assets	2,600,920	2,605,790
Tangible assets	$23,723,218	$23,125,564

Equity to assets ratio	18.20%	18.75%
Tangible common equity ratio (1)	9.23%	9.60%
Book value per share	$39.86	$39.17
Tangible book value per share (2)	$18.22	$18.02
Shares outstanding	120,201,149	123,189,833
_______________________________________

(1)	Tangible common equity divided by tangible assets.

(2)	Tangible common equity divided by shares outstanding.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(Dollars in thousands, except per share data)
Earnings Summary:
Net interest income	$254,876	$261,765	$256,500
Provision for credit losses	(4,000)	(12,000)	(4,000)
Noninterest income	31,064	33,526	38,559
Noninterest expense	(126,287)	(129,235)	(127,395)
Earnings before income taxes	155,653	154,056	163,664
Income tax expense	(43,049)	(39,015)	(45,388)
Net earnings	$112,604	$115,041	$118,276

Performance Measures:
Diluted earnings per share	$0.92	$0.93	$0.93
Annualized return on:
Average assets	1.77%	1.84%	1.99%
Average tangible equity (1)(2)	20.64%	21.23%	21.08%
Net interest margin (tax equivalent)	4.69%	4.91%	5.11%
Yield on average loans and leases (tax equivalent)	6.16%	6.27%	6.11%
Cost of average total deposits	0.73%	0.62%	0.31%
Efficiency ratio	42.4%	41.7%	41.7%
_____________________________

(1)	Calculation reduces average stockholder's equity by average intangible assets.

(2)	See "- Non-GAAP Measurements."
First Quarter of 2019 Compared to Fourth Quarter of 2018
Net earnings for the first quarter of 2019 were $112.6 million, or $0.92 per diluted share, compared to net earnings for the fourth quarter of 2018 of $115.0 million, or $0.93 per diluted share. The $2.4 million decrease in net earnings from the prior quarter was due primarily to lower net interest income of $6.9 million, higher income tax expense of $4.0 million, and lower noninterest income of $2.5 million, offset partially by a lower provision for credit losses of $8.0 million and lower noninterest expense of $2.9 million. Net interest income decreased due to interest expense growth of $8.7 million exceeding interest income growth of $1.8 million and two less days in the first quarter compared to the fourth quarter. Income tax expense increased due to a lower effective tax rate in the fourth quarter attributable primarily to a change in the state apportionment method applied by the state of Maryland. Noninterest income declined due mainly to a $5.0 million decrease in other income, offset partially by an increase of $1.6 million in dividends and gains on equity investments and a $1.4 million increase in gain on sale of securities. Noninterest expense decreased due mostly to a $3.3 million decline in other expense and a $1.7 million decrease in other professional services expense, offset partially by a $1.5 million increase in compensation expense.

First Quarter of 2019 Compared to First Quarter of 2018
Net earnings for the first quarter of 2019 were $112.6 million, or $0.92 per diluted share, compared to net earnings for the first quarter of 2018 of $118.3 million, or $0.93 per diluted share. The $5.7 million decrease in net earnings was due mainly to lower noninterest income of $7.5 million and lower net interest income of $1.6 million, offset partially by lower noninterest expense of $1.1 million. Noninterest income declined due primarily to lower gain on sale of loans and leases of $4.6 million and lower gain on sale of securities of $4.2 million, offset partially by higher warrant income of $2.0 million. Net interest income decreased due to interest expense growth of $28.4 million exceeding interest income growth of $26.8 million. Noninterest expense declined due mainly to lower insurance and assessments expense of $1.7 million and lower intangible asset amortization of $1.5 million, offset partially by higher occupancy expense of $1.1 million.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	March 31, 2019			December 31, 2018			March 31, 2018
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$18,064,230	$274,513	6.16%	$17,275,343	$272,824	6.27%	$16,682,124	$251,260	6.11%
Investment securities (2)(4)	3,968,531	30,572	3.12%	3,899,520	30,992	3.15%	3,682,138	27,935	3.08%
Deposits in financial institutions	111,950	650	2.35%	94,500	527	2.21%	150,674	552	1.49%
Total interest‑earning assets (2)	22,144,711	305,735	5.60%	21,269,363	304,343	5.68%	20,514,936	279,747	5.53%
Other assets	3,631,238			3,515,099			3,556,212
Total assets	$25,775,949			$24,784,462			$24,071,148

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$3,041,822	9,321	1.24%	$2,785,702	7,932	1.13%	$2,311,988	3,050	0.54%
Money market	5,274,987	14,908	1.15%	5,107,468	13,621	1.06%	5,038,119	6,812	0.55%
Savings	553,032	242	0.18%	597,259	273	0.18%	685,173	258	0.15%
Time	2,286,932	9,764	1.73%	1,932,332	7,008	1.44%	1,923,963	3,698	0.78%
Total interest‑bearing deposits	11,156,773	34,235	1.24%	10,422,761	28,834	1.10%	9,959,243	13,818	0.56%
Borrowings	1,218,319	7,710	2.57%	764,039	4,602	2.39%	239,293	920	1.56%
Subordinated debentures	454,203	7,738	6.91%	452,998	7,538	6.60%	461,648	6,537	5.74%
Total interest‑bearing liabilities	12,829,295	49,683	1.57%	11,639,798	40,974	1.40%	10,660,184	21,275	0.81%
Noninterest‑bearing demand deposits	7,783,652			8,163,699			8,311,104
Other liabilities	347,037			222,564			198,653
Total liabilities	20,959,984			20,026,061			19,169,941
Stockholders’ equity	4,815,965			4,758,401			4,901,207
Total liabilities and
stockholders' equity	$25,775,949			$24,784,462			$24,071,148
Net interest income (2)		$256,052			$263,369			$258,472
Net interest rate spread (2)			4.03%			4.28%			4.72%
Net interest margin (2)			4.69%			4.91%			5.11%

Total deposits (5)	$18,940,425	$34,235	0.73%	$18,586,460	$28,834	0.62%	$18,270,347	$13,818	0.31%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Tax equivalent.

(3)	Includes discount accretion on acquired loans of $3.0 million, $6.9 million, and $7.6 million for the three months ended March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

(4)
Includes tax-equivalent adjustments of $0.9 million, $1.3 million, and $1.8 million for the three months ended March 31, 2019, December 31, 2018, and March 31, 2018, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.

(5)
Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

First Quarter of 2019 Compared to Fourth Quarter of 2018
Net interest income decreased by $6.9 million to $254.9 million for the first quarter of 2019 compared to $261.8 million for the fourth quarter of 2018 due to interest expense growth exceeding interest income growth and two less days in the first quarter compared to the fourth quarter. Interest expense increased by $8.7 million due mainly to a higher cost of average total deposits, a higher balance of average interest-bearing deposits, and a higher balance of average borrowings, offset partially by two less days in the first quarter of 2019. Interest income increased by $1.8 million due primarily to a higher balance of average loans and leases, offset partially by a lower yield on average loans and leases and two less days in the first quarter of 2019. The tax equivalent yield on average loans and leases was 6.16% for the first quarter of 2019 compared to 6.27% for the fourth quarter of 2018. The decrease in the yield on average loans and leases was due principally to lower discount accretion on acquired loans (seven basis points in the first quarter of 2019 compared to 16 basis points in the fourth quarter of 2018). The decrease in loan yield is also influenced by the credit de-risking initiatives taken over the last couple of years which has seen the replacement of higher yielding loans, such as cash flow, with lower yielding multi-family and equity fund loans.
The tax equivalent NIM was 4.69% for the first quarter of 2019 compared to 4.91% for the fourth quarter of 2018. The decrease in the tax equivalent NIM was due mainly to higher deposit and borrowing costs and a lower yield on average loans and leases resulting from lower discount accretion on acquired loans as described above. Total discount accretion on acquired loans contributed six basis points to the NIM for the first quarter of 2019 compared to 13 basis points for the fourth quarter of 2018.
The cost of average total deposits increased to 0.73% for the first quarter of 2019 from 0.62% for the fourth quarter of 2018. The increase was driven primarily by a shift in our deposit mix resulting from increases in higher rate average time, interest checking, and money market deposits and decreases in lower rate average savings deposits and noninterest-bearing demand deposits. Additionally, interest rates paid on our deposits were higher due to the Federal Reserve's December 2018 increase to the federal funds rate.
First Quarter of 2019 Compared to First Quarter of 2018
Net interest income decreased by $1.6 million to $254.9 million for the first quarter of 2019 compared to $256.5 million for the first quarter of 2018 due to interest expense growth exceeding interest income growth. Interest expense increased by $28.4 million due mainly to a higher cost of average total deposits, a higher balance of average interest-bearing deposits, and a higher balance of average borrowings. Interest income increased by $26.8 million due primarily to a higher balance of average loans and leases and a higher yield on average loans and leases. The tax equivalent yield on average loans and leases was 6.16% for the first quarter of 2019 compared to 6.11% for the same quarter of 2018. The increase in the yield on average loans and leases was due mainly to the repricing of variable-rate loans attributable to higher short-term market interest rates, offset partially by lower discount accretion on acquired loans (seven basis points in the first quarter of 2019 compared to 19 basis points in the first quarter of 2018).
The tax equivalent NIM was 4.69% for the first quarter of 2019 compared to 5.11% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to higher deposit and borrowing costs, offset partially by the increase in the yield on average loans and leases as described above. Total discount accretion on acquired loans contributed six basis points to the NIM for the first quarter of 2019 compared to 15 basis points for the first quarter of 2018.
The cost of average total deposits increased to 0.73% for the first quarter of 2019 from 0.31% for the first quarter of 2018 due mainly to higher rates paid on deposits in conjunction with increased market rates, along with a shift in our deposit mix resulting from increases in higher rate average time, interest checking, and money market deposits and decreases in lower rate average savings deposits and noninterest-bearing demand deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for loan and lease losses	$4,000	$10,500	$(226)
Addition to reserve for unfunded loan commitments	—	1,500	4,226
Total provision for credit losses	$4,000	$12,000	$4,000

Credit Quality Metrics:
Net charge‑offs on loans and leases held for
investment (1)	$191	$19,948	$4,955
Annualized net charge‑offs to average loans and leases	—%	0.46%	0.12%
At period end:
Allowance for credit losses	$173,142	$169,333	$167,136
Allowance for credit losses to loans and leases
held for investment	0.95%	0.94%	1.02%
Allowance for credit losses to nonaccrual
loans and leases held for investment	195.6%	213.5%	161.1%

Nonaccrual loans and leases held for investment	$88,527	$79,333	$103,725
Performing TDRs held for investment	17,027	17,701	60,173
Total impaired loans and leases	$105,554	$97,034	$163,898

Classified loans and leases held for investment	$190,305	$237,110	$208,042
______________________

(1)
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

We recorded a provision for credit losses of $4.0 million in the first quarter of 2019, $12.0 million in the fourth quarter of 2018, and $4.0 million in the first quarter of 2018.
The decrease in the provision for credit losses for the first quarter of 2019 compared to the fourth quarter of 2018 was due mainly to a lower amount of net loan growth in the first quarter of 2019 compared to the fourth quarter of 2018 and no provision amount related to the reserve for unfunded loan commitments because of the decline in construction-related unfunded commitments.
The provision for credit losses for the first quarter of 2019 compared to the first quarter of 2018 was the same at $4.0 million; however, there were various components of these provision amounts that were different. Examples of these different components were greater recoveries in the first quarter of 2018 and a higher provision amount related to the reserve for unfunded loan commitments because unfunded commitments primarily relating to construction loans increased.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Income	2019	2018	2018
	(In thousands)
Other commissions and fees	$11,008	$11,114	$10,265
Leased equipment income	9,282	9,384	9,587
Service charges on deposit accounts	3,730	4,091	4,174
Gain on sale of loans and leases	—	—	4,569
Gain on sale of securities	2,161	786	6,311
Other income:
Dividends and gains (losses) on equity investments	296	(1,331)	251
Warrant income	2,279	2,187	248
Other	2,308	7,295	3,154
Total noninterest income	$31,064	$33,526	$38,559
First Quarter of 2019 Compared to Fourth Quarter of 2018
Noninterest income decreased by $2.5 million to $31.1 million for the first quarter of 2019 compared to $33.5 million for the fourth quarter of 2018 due mainly to a decrease of $5.0 million in other income, offset partially by increases of $1.6 million in dividends and gains on equity investments and $1.4 million in gain on sale of securities. Other income decreased due primarily to lower miscellaneous income from borrower settlements and lower BOLI income attributable to a death benefit received in the fourth quarter of 2018. Dividends and gains on equity investments increased due mostly to negative mark-to-market valuation adjustments in the fourth quarter on equity investments arising from exercised warrants. The increase in gain on sale of securities was attributable to a net gain of $2.2 million on sales of $405.8 million of securities in the first quarter of 2019 as part of a partial portfolio repositioning compared to a net gain of $0.8 million on sales of $70.9 million of securities in the fourth quarter of 2018.

First Quarter of 2019 Compared to First Quarter of 2018
Noninterest income decreased by $7.5 million to $31.1 million for the first quarter of 2019 compared to $38.6 million for the first quarter of 2018 due mainly to decreases of $4.6 million in gain on sale of loans and leases and $4.2 million in gain on sale of securities, offset partially by an increase of $2.0 million in warrant income. The decrease in gain on sale of loan and leases was attributable to no gain on sales of $16.9 million of loans in the first quarter of 2019 compared to a net gain of $4.6 million on sales of $610.8 million of loans in the first quarter of 2018. The first quarter of 2018 included a $2.4 million gain resulting from the sale of our largest nonaccrual loan above its carrying value and $1.3 million related to the settlement of loans held for sale of $481.1 million. The decrease in gain on sale of securities was attributable to a net gain of $2.2 million on sales of $405.8 million of securities in the first quarter of 2019 as part of a partial portfolio repositioning compared to a net gain of $6.3 million on sales of $299.9 million of securities in the first quarter of 2018. The first quarter of 2018 securities were sold primarily for reinvestment in higher quality liquid assets, yield, and credit risk purposes. Warrant income increased due primarily to higher realized gains on exercised warrants.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Expense	2019	2018	2018
	(In thousands)
Compensation	$70,845	$69,299	$71,023
Occupancy	14,320	13,356	13,223
Data processing	6,925	6,930	6,659
Leased equipment depreciation	5,651	5,758	5,375
Intangible asset amortization	4,870	4,986	6,346
Other professional services	4,513	6,198	4,439
Insurance and assessments	4,038	4,202	5,727
Loan expense	2,885	2,991	2,271
Acquisition, integration and reorganization costs	618	970	—
Foreclosed assets expense (income), net	29	(311)	(122)
Other	11,593	14,856	12,454
Total noninterest expense	$126,287	$129,235	$127,395
First Quarter of 2019 Compared to Fourth Quarter of 2018
Noninterest expense decreased by $2.9 million to $126.3 million for the first quarter of 2019 compared to $129.2 million for the fourth quarter of 2018 attributable primarily to decreases of $3.3 million in other expense and $1.7 million in other professional services expense, offset partially by an increase of $1.5 million in compensation expense. Other expense decreased due mainly to the $2.1 million write-off of the Square 1 trademark asset in the fourth quarter of 2018 as a result of our plan to retire the Square 1 name and increased employee expense in the fourth quarter of 2018 due to executive relocation costs. Other professional services expense decreased due to lower legal and consulting expenses. Compensation expense increased due to normal seasonal increases in payroll tax and other employee benefit expenses and higher bonus expense, offset partially by lower stock compensation expense, due to an increase in forfeitures, and lower commissions expense.

First Quarter of 2019 Compared to First Quarter of 2018
Noninterest expense decreased by $1.1 million to $126.3 million for the first quarter of 2019 compared to $127.4 million for the first quarter of 2018 due mainly to decreases of $1.7 million in insurance and assessments expense and $1.5 million in intangible asset amortization, offset partially by an increase of $1.1 million in occupancy expense. Insurance and assessments expense decreased due primarily to the ending in the fourth quarter of 2018 of a 4.5 basis point surcharge on the FDIC insurance assessments of depository institutions with more than $10 billion in total consolidated assets. The Bank became subject to the FDIC surcharge on July 1, 2016 and the surcharge continued through September 30, 2018, when the Deposit Insurance Fund reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum reserve level of 1.35%. Intangible asset amortization declined due mostly to lower amortization on the CUB and Square 1 intangible assets. Occupancy expense increased due mainly to a greater number of properties leased in the first quarter of 2019 compared to the same period last year.
Income Taxes
The effective tax rate for the first quarter of 2019 was 27.7% compared to 25.3% for the fourth quarter of 2018 and 27.7% for the first quarter of 2018. The fourth quarter of 2018 effective tax rate was lower due primarily to a change in the state apportionment method applied by the state of Maryland. The Company’s blended statutory tax rate for federal and state is 28.31% and the effective tax rate for the full year 2019 is estimated to be in the range of 27-28%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	March 31, 2019			December 31, 2018
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Residential MBS and CMOs:
Agency MBS	$343,176	9%	3.4	$281,088	7%	3.7
Agency CMOs	717,776	18%	4.1	632,850	16%	4.3
Private label CMOs	123,247	3%	3.5	101,205	2%	4.2
Municipal securities	1,185,001	30%	7.1	1,312,194	33%	7.3
Agency commercial MBS	1,078,911	27%	5.1	1,112,704	28%	4.9
U.S. Treasury securities	290,717	7%	2.5	403,405	10%	3.0
Asset-backed securities	185,156	5%	0.9	81,385	2%	2.4
SBA securities	52,024	1%	4.1	67,047	2%	3.5
Corporate debt securities	18,700	—%	11.0	17,553	—%	11.0
Total securities available-
for-sale	$3,994,708	100%	5.0	$4,009,431	100%	5.2
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	March 31, 2019
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$283,360	24%
Washington	144,064	12%
New York	128,823	11%
Utah	67,682	6%
Texas	56,623	5%
Florida	48,579	4%
Oregon	46,824	4%
Massachusetts	45,609	4%
District of Columbia	41,841	3%
Idaho	38,899	3%
Total of ten largest states	902,304	76%
All other states	282,697	24%
Total municipal securities	$1,185,001	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	March 31, 2019		December 31, 2018
		% of		% of
Loan and Lease Portfolio	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$415,314	2%	$451,776	3%
Hospitality	587,675	3%	575,516	3%
SBA program	553,563	3%	559,113	3%
Other commercial real estate	3,083,958	17%	3,237,893	18%
Total commercial real estate mortgage	4,640,510	25%	4,824,298	27%
Income producing and other residential	3,406,373	18%	2,971,213	16%
Other residential real estate	112,575	1%	122,630	1%
Total income producing and other
residential real estate mortgage	3,518,948	19%	3,093,843	17%
Total real estate mortgage	8,159,458	44%	7,918,141	44%
Real estate construction and land:
Commercial	943,596	5%	912,583	5%
Residential	1,408,128	8%	1,321,073	8%
Total real estate construction and land	2,351,724	13%	2,233,656	13%
Total real estate	10,511,182	57%	10,151,797	57%
Commercial:
Lender finance & timeshare	1,860,670	10%	1,780,731	10%
Equipment finance	749,124	4%	734,331	4%
Other asset-based	422,623	2%	434,005	2%
Premium finance	389,785	3%	356,354	2%
Total asset-based	3,422,202	19%	3,305,421	18%
Expansion stage	858,711	5%	908,047	5%
Equity fund loans	871,399	5%	797,500	4%
Early stage	207,431	1%	225,566	1%
Late stage	89,909	—%	107,635	1%
Total venture capital	2,027,450	11%	2,038,748	11%
Secured business loans	744,179	4%	788,012	4%
Security monitoring	632,899	3%	643,369	4%
Other lending	485,936	3%	514,947	3%
Cash flow	111,688	1%	114,098	1%
Total other commercial	1,974,702	11%	2,060,426	12%
Total commercial	7,424,354	41%	7,404,595	41%
Consumer	372,161	2%	401,321	2%
Total loans and leases held for investment,
net of deferred fees	$18,307,697	100%	$17,957,713	100%

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	March 31, 2019		December 31, 2018
		% of		% of
Real Estate Loans by State	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$6,085,055	58%	$5,798,045	57%
New York	822,136	8%	855,644	8%
Florida	515,778	5%	547,054	5%
Texas	342,928	3%	378,834	4%
Washington	320,660	3%	253,545	3%
Oregon	268,598	3%	227,067	2%
Virginia	231,287	2%	206,920	2%
Arizona	218,006	2%	235,425	2%
Illinois	209,382	2%	154,808	2%
New Jersey	184,774	2%	179,045	2%
Total of 10 largest states	9,198,604	88%	8,836,387	87%
All other states	1,312,578	12%	1,315,410	13%
Total real estate loans held for investment, net of deferred fees	$10,511,182	100%	$10,151,797	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

Three Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	March 31, 2019
(Dollars in thousands)
Balance, beginning of period	$17,957,713
Additions:
Production	1,174,838
Disbursements	1,192,972
Total production and disbursements	2,367,810
Reductions:
Payoffs	(933,300)
Paydowns	(1,038,964)
Total payoffs and paydowns	(1,972,264)
Sales	(16,936)
Transfers to foreclosed assets	(37)
Charge-offs	(3,465)
Transfers to loans held for sale	(25,124)
Total reductions	(2,017,826)
Balance, end of period	$18,307,697

Weighted average rate on production (2)	5.11%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)
The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 24 basis points to loan yields for the three months ended March 31, 2019.

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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	March 31,	December 31,	March 31,
Allowance for Credit Losses Data	2019	2018	2018
	(Dollars in thousands)
Allowance for loan and lease losses	$136,281	$132,472	$134,275
Reserve for unfunded loan commitments	36,861	36,861	32,861
Total allowance for credit losses	$173,142	$169,333	$167,136

Allowance for credit losses to loans and leases held for investment	0.95%	0.94%	1.02%
Allowance for credit losses to nonaccrual loans and leases held for investment	195.6%	213.5%	161.1%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Roll Forward	2019	2018	2018
	(Dollars in thousands)
Balance, beginning of period (1)	$169,333	$177,281	$168,091
Provision for credit losses:
Addition to (reduction in) allowance for loan and lease losses	4,000	10,500	(226)
Addition to reserve for unfunded loan commitments	—	1,500	4,226
Total provision for credit losses	4,000	12,000	4,000
Loans and leases charged off:
Real estate mortgage	(196)	(119)	(2,597)
Real estate construction and land	—	—	—
Commercial	(3,003)	(25,160)	(9,525)
Consumer	(266)	(67)	(31)
Total loans and leases charged off	(3,465)	(25,346)	(12,153)
Recoveries on loans charged off:
Real estate mortgage	143	350	1,657
Real estate construction and land	—	147	9
Commercial	3,106	4,864	5,487
Consumer	25	37	45
Total recoveries on loans charged off	3,274	5,398	7,198
Net charge-offs	(191)	(19,948)	(4,955)
Balance, end of period	$173,142	$169,333	$167,136

Annualized net charge-offs to average loans and leases	—%	0.46%	0.12%
_________________________________________

(1)	The allowance for credit losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance for the three months ended March 31, 2018.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Charge-offs	2019	2018	2018
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—
Hospitality	—	—	—
SBA program	96	85	2,015
Other commercial real estate	9	34	521
Total commercial real estate mortgage	105	119	2,536
Income producing and other residential	—	—	—
Other residential real estate	91	—	61
Total income producing and other residential
real estate mortgage	91	—	61
Total real estate mortgage	196	119	2,597
Real estate construction and land:
Commercial	—	—	—
Residential	—	—	—
Total real estate construction and land	—	—	—
Commercial:
Lender finance & timeshare	—	—	8
Equipment finance	—	—	—
Other asset-based	—	—	360
Premium finance	—	—	—
Total asset-based	—	—	368
Expansion stage	204	12,096	2,474
Early stage	96	11,349	(167)
Equity fund loans	—	—	—
Late stage	—	—	—
Total venture capital	300	23,445	2,307
Security monitoring	1,707	—	—
Secured business loans	9	1,360	465
Other lending	514	355	686
Cash flow	473	—	5,699
Total other commercial	2,703	1,715	6,850
Total commercial	3,003	25,160	9,525
Consumer	266	67	31
Total charge-offs	$3,465	$25,346	$12,153

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Recoveries	2019	2018	2018
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—
Hospitality	—	—	—
SBA program	33	158	256
Other commercial real estate	72	117	162
Total commercial real estate mortgage	105	275	418
Income producing and other residential	—	—	1,208
Other residential real estate	38	75	31
Total income producing and other residential
real estate mortgage	38	75	1,239
Total real estate mortgage	143	350	1,657
Real estate construction and land:
Commercial	—	19	9
Residential	—	128	—
Total real estate construction and land	—	147	9
Commercial:
Lender finance & timeshare	1	21	—
Equipment finance	11	—	90
Other asset-based	79	67	50
Premium finance	—	—	—
Total asset-based	91	88	140
Expansion stage	97	1,016	4,420
Early stage	2,155	2,102	216
Equity fund loans	—	—	—
Late stage	—	—	—
Total venture capital	2,252	3,118	4,636
Security monitoring	—	—	—
Secured business loans	627	342	152
Other lending	125	437	559
Cash flow	11	879	—
Total other commercial	763	1,658	711
Total commercial	3,106	4,864	5,487
Consumer	25	37	45
Total recoveries	$3,274	$5,398	$7,198

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	March 31, 2019		December 31, 2018
		% of		% of
Deposit Composition	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing demand	$7,712,409	40%	$7,888,915	42%
Interest checking	3,163,228	16%	2,842,463	15%
Money market	4,714,078	25%	5,043,871	27%
Savings	537,923	3%	571,422	3%
Total core deposits	16,127,638	84%	16,346,671	87%
Non-core non-maturity deposits	454,277	2%	518,192	3%
Total non-maturity deposits	16,581,915	86%	16,864,863	90%
Time deposits $250,000 and under	2,258,989	12%	1,593,453	8%
Time deposits over $250,000	445,023	2%	412,185	2%
Total time deposits	2,704,012	14%	2,005,638	10%
Total deposits	$19,285,927	100%	$18,870,501	100%
Total deposits increased by $415.4 million during the first quarter to $19.3 billion, due mainly to an increase in time deposits of $698.4 million, offset partially by a decrease in core deposits of $219.0 million and a decrease in non-core non-maturity deposits of $63.9 million. At March 31, 2019, core deposits totaled $16.1 billion, or 84% of total deposits, including $7.7 billion of noninterest-bearing demand deposits, or 40% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
March 31, 2019	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$918,028	$102,594	$1,020,622
Due in over three months through six months	849,684	177,470	1,027,154
Due in over six months through twelve months	387,350	150,838	538,188
Total due within twelve months	2,155,062	430,902	2,585,964
Due in over 12 months through 24 months	79,187	11,816	91,003
Due in over 24 months	24,740	2,305	27,045
Total	$2,258,989	$445,023	$2,704,012
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At March 31, 2019, total off-balance sheet client investment funds were $2.2 billion, of which $1.6 billion was managed by PWAM. At December 31, 2018, total off-balance sheet client investment funds were $1.9 billion, of which $1.5 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	March 31,	December 31,	March 31,
	2019	2018	2018
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$88,527	$79,333	$103,725
Accruing loans contractually past due 90 days or more	—	—	500
Foreclosed assets, net	3,291	5,299	1,236
Total nonperforming assets	$91,818	$84,632	$105,461

Performing TDRs held for investment	$17,027	$17,701	$60,173
Classified loans and leases held for investment	$190,305	$237,110	$208,042
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.48%	0.44%	0.63%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.50%	0.47%	0.64%
Classified loans and leases held for investment
to loans and leases held for investment	1.04%	1.32%	1.26%
Nonaccrual Loans and Leases Held for Investment
During the first quarter of 2019, nonaccrual loan and leases held for investment increased by $9.2 million to $88.5 million at March 31, 2019 due mainly to $25.2 million in nonaccrual additions, offset partially by $1.1 million in charge-offs and $15.0 million in principal payments and other reductions. The increase in nonaccrual loans and leases by loan portfolio class was attributable primarily to an $11.1 million increase in nonaccrual asset-based loans and a $1.3 million increase in nonaccrual other commercial loans, offset partially by a $2.6 million decrease in nonaccrual commercial real estate mortgage loans. As of March 31, 2019, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $52.4 million and represented 59% of total nonaccrual loans and leases.

The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	March 31, 2019		December 31, 2018		30 - 89 Days Past Due
		% of		% of	March 31,	December 31,
		Loan		Loan	2018	2018
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$12,750	0.3%	$15,321	0.3%	$6,863	$3,276
Income producing and other residential	2,444	0.1%	2,524	0.1%	1,853	1,557
Total real estate mortgage	15,194	0.2%	17,845	0.2%	8,716	4,833
Real estate construction and land:
Commercial	430	—%	442	—%	—	—
Residential	—	—%	—	—%	8,949	1,527
Total real estate construction and land	430	—%	442	—%	8,949	1,527
Commercial:
Asset-based	43,406	1.3%	32,324	1.0%	3,750	47
Venture capital	20,437	1.0%	20,299	1.0%	4,500	1,028
Other commercial	8,633	0.4%	7,380	0.4%	1,694	2,467
Total commercial	72,476	1.0%	60,003	0.8%	9,944	3,542
Consumer	427	0.1%	1,043	0.3%	614	581
Total held for investment	$88,527	0.5%	$79,333	0.4%	$28,223	$10,483
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	March 31,	December 31,	March 31,
Property Type	2019	2018	2018
	(In thousands)
Commercial real estate	$2,041	$2,004	$64
Single-family residence	953	953	953
Construction and land development	219	219	219
Multi-family	—	1,059	—
Total OREO, net	3,213	4,235	1,236
Other foreclosed assets	78	1,064	—
Total foreclosed assets	$3,291	$5,299	$1,236
During the first quarter of 2019, foreclosed assets decreased by $2.0 million to $3.3 million at March 31, 2019 due to sales of $2.0 million.

Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	March 31, 2019		December 31, 2018
		Number		Number
		of		of
Performing TDRs	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate mortgage	$11,355	27	$11,484	27
Real estate construction and land	5,002	2	5,420	2
Commercial	573	8	692	6
Consumer	97	3	105	3
Total performing TDRs held for investment	$17,027	40	$17,701	38
During the first quarter of 2019, performing TDRs held for investment decreased by $0.7 million to $17.0 million at March 31, 2019 attributable primarily to $0.8 million in payoffs and other reductions. The majority of the number of performing TDRs were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	March 31,	December 31,	March 31,
Loan and Lease Credit Risk Ratings	2019	2018	2018
	(Dollars in thousands)
Pass	$17,824,612	$17,459,205	$15,832,127
Special mention	292,780	261,398	415,116
Classified	190,305	237,110	208,042
Total loans and leases held for investment,
net of deferred fees	$18,307,697	$17,957,713	$16,455,285
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and our ongoing active portfolio monitoring.
During the first quarter of 2019, classified loans and leases decreased by $46.8 million to $190.3 million at March 31, 2019 due mainly to the payoff of a $30.0 million commercial real estate mortgage loan and the transfer to loans held for sale of a $27.4 million security monitoring loan which was settled in April 2019. The decrease in classified loans and leases by loan portfolio class was attributable primarily to a $33.2 million decrease in classified commercial real estate mortgage loans and a $32.8 million decrease in classified other commercial loans, offset partially by a $14.4 million increase in classified venture capital loans and a $6.6 million increase in classified asset-based loans.
During the first quarter of 2019, special mention loans and leases increased by $31.4 million to $292.8 million at March 31, 2019. The increase in special mention loans and leases by loan portfolio class was attributable mainly to a $36.7 million increase in special mention asset-based loans and a $24.4 million increase in special mention other commercial loans, offset partially by a $15.1 million decrease in special mention venture capital loans, a $7.7 million decrease in special mention commercial real estate mortgage loans, and a $7.0 million decrease in special mention commercial real estate construction and land loans.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At March 31, 2019, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At March 31, 2019, such disallowed amounts were $290,000 for the Company and $31,000 for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2019, the Company and Bank were in compliance with the capital conservation buffer requirement. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.50%, such that the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer were 7.0%, 8.5%, and 10.5%.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
			Plus Capital
		For Capital	Conservation	For Well
		Adequacy	Buffer Fully	Capitalized
	Actual	Purposes	Phased-In	Requirement
March 31, 2019
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	9.38%	4.00%	4.000%	N/A
CET1 capital (to risk weighted assets)	9.48%	4.50%	7.000%	N/A
Tier 1 capital (to risk weighted assets)	9.48%	6.00%	8.500%	N/A
Total capital (to risk weighted assets)	12.15%	8.00%	10.500%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	10.57%	4.00%	4.000%	5.00%
CET1 capital (to risk weighted assets)	10.69%	4.50%	7.000%	6.50%
Tier 1 capital (to risk weighted assets)	10.69%	6.00%	8.500%	8.00%
Total capital (to risk weighted assets)	11.45%	8.00%	10.500%	10.00%

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2018
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.13%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.01%	4.50%	6.375%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.01%	6.00%	7.875%	N/A	8.50%
Total capital (to risk weighted assets)	12.72%	8.00%	9.875%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	10.80%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	10.68%	4.50%	6.375%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	10.68%	6.00%	7.875%	8.00%	8.50%
Total capital (to risk weighted assets)	11.44%	8.00%	9.875%	10.00%	10.50%
_______________________________________

(1)
Ratios for March 31, 2019 reflect the minimum required plus the fully phased-in capital conservation buffer of 2.50%; ratios for December 31, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018. The capital conservation buffer increased by 0.625% each year through 2019.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $454.5 million at March 31, 2019. At March 31, 2019, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $440.8 million were included in Tier II capital.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $4.0 billion at March 31, 2019, of which $2.9 billion was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $5.7 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $2.2 billion at March 31, 2019, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $3.0 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $141.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of March 31, 2019, there was a $141.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2019, the Bank had $250.0 million of borrowings outstanding through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2019	2018
	(Dollars in thousands)
Cash and due from banks	$224,758	$175,830
Interest-earning deposits in financial institutions	332,124	209,937
Securities available-for-sale	3,994,708	4,009,431
Less: pledged securities	(495,375)	(458,143)
Total primary liquidity	$4,056,215	$3,937,055

Ratio of primary liquidity to total deposits	21.0%	20.9%

Secondary Liquidity - Off-Balance Sheet	March 31,	December 31,
Available Secured Borrowing Capacity	2019	2018
	(In thousands)
Secured borrowing capacity with the FHLB	$3,966,178	$3,746,970
Less: secured advances outstanding	(1,090,000)	(1,040,000)
Available secured borrowing capacity with the FHLB	2,876,178	2,706,970
Available secured borrowing capacity with the FRBSF	2,223,695	2,003,269
Total secondary liquidity	$5,099,873	$4,710,239

During the three months ended March 31, 2019, the Company's primary liquidity increased by $119.2 million due primarily to a $122.2 million increase in interest-earning deposits in financial institutions and a $48.9 million increase in cash and due from banks, offset partially by a $37.2 million increase in pledged securities and a $14.7 million decrease in securities available-for-sale. The Company's secondary liquidity increased by $389.6 million during the first quarter of 2019 due to a $220.4 million increase in the borrowing capacity on the secured credit line with the FRBSF and a $219.2 million increase in the borrowing capacity on the secured borrowing line with the FHLB, offset partially by a $50.0 million increase in the amount borrowed from the secured borrowing line with the FHLB. The increase in the borrowing capacity with the FHLB and FRBSF in the first quarter was due primarily to increases in loan collateral pledged for the facilities.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At March 31, 2019, core deposits totaled $16.1 billion and represented 84% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available off-balance sheet liquidity.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2019, brokered deposits totaled $1.8 billion, consisting of $1.3 billion of brokered time deposits, $454.3 million of non-maturity brokered accounts, and $3.7 million of other brokered deposits. At December 31, 2018, brokered deposits totaled $1.3 billion, consisting of $729.4 million of brokered time deposits, $518.2 million of non-maturity brokered accounts, and $3.7 million of other brokered deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2019, we were in compliance with all of our established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. Dividends paid by the Bank during the three previous fiscal years exceeded the Bank's net earnings during that same period by $28.5 million. During the three months ended March 31, 2019, PacWest received $80.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $603.7 million at March 31, 2019, for the foreseeable future any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At March 31, 2019, PacWest had $120.5 million in cash and due from banks, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program, which terminates on February 29, 2020. See "- Recent Events - Stock Repurchase Program" for additional information.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	March 31, 2019
		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits	$2,585,964	$110,235	$7,813	$—	$2,704,012
Short-term borrowings	1,481,000	—	—	—	1,481,000
Long-term debt obligations (1)	87	—	—	540,702	540,789
Contractual interest (2)	18,753	2,788	218	—	21,759
Operating lease obligations	33,614	58,000	40,169	32,887	164,670
Other contractual obligations	53,899	59,413	11,746	25,155	150,213
Total	$4,173,317	$230,436	$59,946	$598,744	$5,062,443
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 9. Borrowings and Subordinated Debentures, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, and commitments under deferred compensation arrangements.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At March 31, 2019, our loan commitments and standby letters of credit were $7.5 billion and $335.5 million. The loan commitments, a portion of which result in funded loans, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 10. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of March 31, 2019, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $48.6 million and $28.9 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $52.1 million and $29.2 million. We recognized a foreign currency translation net gain of $36,000 for the three months ended March 31, 2019, a foreign currency translation net gain of $352,000 for the three months ended December 31, 2018, and a foreign currency translation net gain of $666,000 for the three months ended March 31, 2018.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk
We measure our IRR position on a monthly basis using two methods: (i) NII simulation analysis; and (ii) MVE modeling. The Executive ALM Committee and the Board Asset/Liability Management Committee review the results of these analyses quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre‑established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
We evaluated the results of our NII simulation model and MVE model prepared as of March 31, 2019, the results of which are presented below. Our NII simulation indicates that our balance sheet is asset-sensitive, while our MVE model indicates that our balance sheet had a slightly liability-sensitive profile. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2019. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at March 31, 2019. In order to arrive at the base case, we extend our balance sheet at March 31, 2019 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2019. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the substantial majority of our loans are variable rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of March 31, 2019 assumes interest-bearing deposits reprice at 31% of the change in market rates (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet and forward yield curve as the base scenario, with immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
March 31, 2019	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,137.6	10.3%	4.98%	0.47%
Up 200 basis points	$1,103.4	6.9%	4.83%	0.32%
Up 100 basis points	$1,067.1	3.4%	4.67%	0.16%
BASE CASE	$1,031.7	—	4.51%	—
Down 100 basis points	$996.5	(3.4)%	4.36%	(0.15)%
Down 200 basis points	$968.6	(6.1)%	4.24%	(0.27)%
Down 300 basis points	$959.5	(7.0)%	4.20%	(0.31)%
Total base case year 1 tax equivalent NII was $1.032 billion at March 31, 2019 compared to $1.049 billion at December 31, 2018. The $17.0 million decrease in year 1 tax equivalent NII was attributable to the flattening of the forward curve and lower forecasted new loan yields.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates, and the least favorable alternate rate vector that we model is the “Bull Steepener,” when short-term rates fall faster than long-term rates. In the “Bear Flattener” scenario, Year 1 tax equivalent NII increases by 1.20%, and in the “Bull Steepener” scenario, Year 1 tax equivalent NII decreases by 1.60%.
Of the $18.4 billion of total loans at March 31, 2019, $11.0 billion have variable interest rate terms (excluding hybrid loans discussed below), of which $10.6 billion have a loan rate higher than their floor rate, which allows them to reprice at their next reprice date upon a change in their index. Approximately 60% of the variable-rate loans (excluding hybrid loans) have a LIBOR index rate. Of the $418 million of loans with rates below their floor rates at March 31, 2019, $397 million (95.1%) will rise above their floor rates with a 100 basis point increase in market rates. LIBOR is expected to be phased out after 2021, as such the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR.  The business processes impacted relate primarily to our variable-rate loans and our subordinated debentures, both of which are indexed to LIBOR.
Additionally, approximately $3.6 billion of variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $251 million, $593 million, and $1.2 billion in the next one, two, and three years.

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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off‑balance sheet items existing at March 31, 2019.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
March 31, 2019	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$5,704.3	$(40.4)	(0.7)%	21.7%	119.1%
Up 200 basis points	$5,726.0	$(18.7)	(0.3)%	21.8%	119.5%
Up 100 basis points	$5,739.2	$(5.5)	(0.1)%	21.8%	119.8%
BASE CASE	$5,744.7	$—	—%	21.8%	119.9%
Down 100 basis points	$5,758.1	$13.4	0.2%	21.9%	120.2%
Down 200 basis points	$5,769.6	$24.9	0.4%	21.9%	120.4%
Down 300 basis points	$5,489.8	$(254.9)	(4.4)%	20.9%	114.6%
Total base case projected market value of equity was $5.7 billion at March 31, 2019 compared to $5.5 billion at December 31, 2018. The projected market value of equity increased by $239 million, while our overall MVE sensitivity profile has remained relatively unchanged. The increase in base case market value of equity was due primarily to: (1) a $383 million increase in the mark-to-market adjustment for loans and leases resulting from lower credit spreads used in the loan value calculation, offset partially by (2) a $107 million increase in the mark-to-market adjustment for total deposits due to the modest shift in the mix of total deposits as noninterest-bearing deposits decreased to 40% of total deposits at March 31, 2019 from 42% at December 31, 2018, and (3) a $35 million decrease in the book value of stockholders' equity due mainly to $120 million of stock repurchases under the Stock Repurchase Program and $73 million of cash dividends paid, offset partially by $113 million of net earnings and a $43 million increase in accumulated other comprehensive income.
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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this quarterly report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the first quarter of 2019:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
January 1 – January 31, 2019	323,886	$38.67	323,886	$97,603
February 1 – February 28, 2019	1,153,176	$40.08	1,039,671	$55,902
March 1 – March 31, 2019	1,707,158	$38.29	1,707,119	$159,637
Total	3,184,220	$38.98	3,070,676
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements (Filed herewith).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	May 8, 2019	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Accounting Officer