Form 10-Q
period 2019-06-30
PACWEST BANCORP
filed 2019-08-08
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of July 30, 2019, there were 118,205,610 shares of the registrant's common stock outstanding, excluding 1,616,831 shares of unvested restricted stock.

PACWEST BANCORP
JUNE 30, 2019 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFX	American Financial Exchange	FRBSF	Federal Reserve Bank of San Francisco
ALLL	Allowance for Loan and Lease Losses	IPO	Initial Public Offering
ALM	Asset Liability Management	IRR	Interest Rate Risk
ASC	Accounting Standards Codification	LIBOR	London Inter-bank Offered Rate
ASU	Accounting Standards Update	LIHTC	Low Income Housing Tax Credit
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	MBS	Mortgage-Backed Securities
BHCA	Bank Holding Company Act of 1956, as amended	MVE	Market Value of Equity
BOLI	Bank Owned Life Insurance	NII	Net Interest Income
C&I	Commercial and Industrial	NIM	Net Interest Margin
CDI	Core Deposit Intangible Assets	Non-PCI	Non-Purchased Credit Impaired
CECL	Current Expected Credit Loss	NSF	Non-Sufficient Funds
CET1	Common Equity Tier 1	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PD/LGD	Probability of Default/Loss Given Default
CPI	Consumer Price Index	PCI	Purchased Credit Impaired
CRA	Community Reinvestment Act	PRSUs	Performance-Based Restricted Stock Units
CRI	Customer Relationship Intangible Assets	PWAM	Pacific Western Asset Management Inc.
CUB	CU Bancorp (a company acquired on October 20, 2017)	ROU	Right-of-use
CU Bank	California United Bank (a wholly-owned subsidiary of CUB)	SBA	Small Business Administration
DBO	California Department of Business Oversight	SEC	Securities and Exchange Commission
DTAs	Deferred Tax Assets	Square 1	Square 1 Financial, Inc. (a company acquired on October 6, 2015)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent Net Interest Income	Net interest income adjusted for tax equivalent adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		Tax Equivalent NIM	NIM adjusted for tax equivalent adjustments related to tax-exempt interest on certain loans and investment securities
FASB	Financial Accounting Standards Board	TCJA	Tax Cuts and Jobs Act
FDIC	Federal Deposit Insurance Corporation	TDRs	Troubled Debt Restructurings
FHLB	Federal Home Loan Bank of San Francisco	TRSAs	Time-Based Restricted Stock Awards
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles
		VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$185,075	$175,830
Interest-earning deposits in financial institutions	422,663	209,937
Total cash, cash equivalents, and restricted cash	607,738	385,767
Securities available-for-sale, at fair value	3,807,244	4,009,431
Federal Home Loan Bank stock, at cost	43,146	32,103
Total investment securities	3,850,390	4,041,534
Gross loans and leases held for investment	18,532,740	18,026,365
Deferred fees, net	(59,888)	(68,652)
Allowance for loan and lease losses	(135,037)	(132,472)
Total loans and leases held for investment, net	18,337,815	17,825,241
Equipment leased to others under operating leases	300,668	292,677
Premises and equipment, net	38,162	34,661
Foreclosed assets, net	1,472	5,299
Deferred tax asset, net	—	17,489
Goodwill	2,548,670	2,548,670
Core deposit and customer relationship intangibles, net	47,380	57,120
Other assets	612,119	522,896
Total assets	$26,344,414	$25,731,354

LIABILITIES:
Noninterest-bearing deposits	$7,299,213	$7,888,915
Interest-bearing deposits	11,506,543	10,981,586
Total deposits	18,805,756	18,870,501
Borrowings	1,913,059	1,371,114
Subordinated debentures	456,112	453,846
Accrued interest payable and other liabilities	317,477	210,305
Total liabilities	21,492,404	20,905,766

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at June 30, 2019 and
December 31, 2018; 121,906,949 and 125,079,705 shares issued, respectively, includes
1,623,494 and 1,344,656 shares of unvested restricted stock, respectively)	1,219	1,251
Additional paid-in capital	3,435,679	3,722,723
Retained earnings	1,424,341	1,182,674
Treasury stock, at cost (2,077,845 and 1,889,872 shares at June 30, 2019 and December 31, 2018)	(82,295)	(74,985)
Accumulated other comprehensive income (loss), net	73,066	(6,075)
Total stockholders' equity	4,852,010	4,825,588
Total liabilities and stockholders' equity	$26,344,414	$25,731,354
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$284,236	$274,229	$260,300	$558,465	$511,385
Investment securities	28,948	29,680	27,730	58,628	53,868
Deposits in financial institutions	1,349	650	484	1,999	1,036
Total interest income	314,533	304,559	288,514	619,092	566,289
Interest expense:
Deposits	38,720	34,235	16,367	72,955	30,185
Borrowings	7,210	7,710	2,649	14,920	3,569
Subordinated debentures	7,705	7,738	7,166	15,443	13,703
Total interest expense	53,635	49,683	26,182	103,318	47,457
Net interest income	260,898	254,876	262,332	515,774	518,832
Provision for credit losses	8,000	4,000	17,500	12,000	21,500
Net interest income after provision for credit losses	252,898	250,876	244,832	503,774	497,332
Noninterest income:
Other commissions and fees	11,590	11,008	11,767	22,598	22,032
Leased equipment income	9,182	9,282	9,790	18,464	19,377
Service charges on deposit accounts	3,771	3,730	4,265	7,501	8,439
Gain on sale of loans and leases	326	—	106	326	4,675
Gain on sale of securities	22,192	2,161	253	24,353	6,564
Other income	3,832	4,883	13,457	8,715	17,110
Total noninterest income	50,893	31,064	39,638	81,957	78,197
Noninterest expense:
Compensation	68,956	70,845	69,913	139,801	140,936
Occupancy	14,457	14,320	13,575	28,777	26,798
Data processing	6,817	6,925	6,896	13,742	13,555
Leased equipment depreciation	5,558	5,651	5,237	11,209	10,612
Intangible asset amortization	4,870	4,870	5,587	9,740	11,933
Other professional services	4,629	4,513	5,257	9,142	9,696
Insurance and assessments	4,098	4,038	5,330	8,136	11,057
Loan expense	3,451	2,885	3,058	6,336	5,329
Acquisition, integration and reorganization costs	—	618	—	618	—
Foreclosed assets (income) expense, net	(146)	29	(61)	(117)	(183)
Other expense	12,737	11,593	11,657	24,330	24,111
Total noninterest expense	125,427	126,287	126,449	251,714	253,844
Earnings before income taxes	178,364	155,653	158,021	334,017	321,685
Income tax expense	50,239	43,049	42,286	93,288	87,674
Net earnings	$128,125	$112,604	$115,735	$240,729	$234,011

Earnings per share:
Basic	$1.07	$0.92	$0.92	$1.99	$1.85
Diluted	$1.07	$0.92	$0.92	$1.99	$1.85
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(Unaudited)
	(In thousands)
Net earnings	$128,125	$112,604	$115,735	$240,729	$234,011
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	72,168	62,639	(14,325)	134,807	(76,994)
Income tax (expense) benefit related to net unrealized
holding gains (losses) arising during the period	(20,459)	(17,758)	4,102	(38,217)	22,033
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	51,709	44,881	(10,223)	96,590	(54,961)
Reclassification adjustment for net gains
included in net earnings (1)	(22,192)	(2,161)	(253)	(24,353)	(6,564)
Income tax expense related to reclassification
adjustment	6,291	613	72	6,904	1,878
Reclassification adjustment for net gains
included in net earnings, net of tax	(15,901)	(1,548)	(181)	(17,449)	(4,686)
Other comprehensive income (loss), net of tax	35,808	43,333	(10,404)	79,141	(59,647)
Comprehensive income	$163,933	$155,937	$105,331	$319,870	$174,364
___________________________________

(1)	Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings.
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2019
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2018	123,189,833	$1,251	$3,722,723	$1,182,674	$(74,985)	$(6,075)	$4,825,588
Cumulative effect of change in
accounting principle (1)	—	—	—	938	—	—	938
Net earnings	—	—	—	112,604	—	—	112,604
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	43,333	43,333
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	195,536	2	5,806	—	—	—	5,808
Restricted stock surrendered	(113,544)	—	—	—	(4,522)	—	(4,522)
Common stock repurchased under
Stock Repurchase Program	(3,070,676)	(31)	(119,556)	—	—	—	(119,587)
Cash dividends paid:
Common stock, $0.60/share	—	—	(73,180)	—	—	—	(73,180)
Balance, March 31, 2019	120,201,149	$1,222	$3,535,793	$1,296,216	$(79,507)	$37,258	$4,790,982
Net earnings	—	—	—	128,125	—	—	128,125
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	35,808	35,808
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	619,653	6	6,715	—	—	—	6,721
Restricted stock surrendered	(74,429)	—	—	—	(2,788)	—	(2,788)
Common stock repurchased under
Stock Repurchase Program	(917,269)	(9)	(34,920)	—	—	—	(34,929)
Cash dividends paid:
Common stock, $0.60/share	—	—	(71,909)	—	—	—	(71,909)
Balance, June 30, 2019	119,829,104	$1,219	$3,435,679	$1,424,341	$(82,295)	$73,066	$4,852,010
________________________

(1)	Impact due to adoption on January 1, 2019 of ASU 2016-02, "Leases (Topic 842)," and the related amendments.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2018
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2017	128,782,878	$1,305	$4,287,487	$723,471	$(65,836)	$31,171	$4,977,598
Cumulative effect of changes in
accounting principles (2)	—	—	—	(6,136)	—	6,136	—
Net earnings	—	—	—	118,276	—	—	118,276
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(49,243)	(49,243)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	96,034	1	7,198	—	—	—	7,199
Restricted stock surrendered	(55,186)	—	—	—	(2,858)	—	(2,858)
Common stock repurchased under
Stock Repurchase Program	(2,285,855)	(23)	(119,770)	—	—	—	(119,793)
Cash dividends paid:
Common stock, $0.50/share	—	—	(63,689)	—	—	—	(63,689)
Balance, March 31, 2018	126,537,871	$1,283	$4,111,226	$835,611	$(68,694)	$(11,936)	$4,867,490
Net earnings	—	—	—	115,735	—	—	115,735
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(10,404)	(10,404)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	398,132	4	7,542	—	—	—	7,546
Restricted stock surrendered	(81,172)	—	—	—	(4,332)	—	(4,332)
Common stock repurchased under
Stock Repurchase Program	(2,286,881)	(23)	(122,001)	—	—	—	(122,024)
Cash dividends paid:
Common stock, $0.60/share	—	—	(76,052)	—	—	—	(76,052)
Balance, June 30, 2018	124,567,950	$1,264	$3,920,715	$951,346	$(73,026)	$(22,340)	$4,777,959
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

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$240,729	$234,011
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,607	17,512
Amortization of net premiums on securities available-for-sale	7,933	14,164
Amortization of intangible assets	9,740	11,933
Amortization of operating lease ROU assets	14,723	—
Provision for credit losses	12,000	21,500
(Gain) loss on sale of foreclosed assets	(320)	35
Provision for losses on foreclosed assets	—	65
Gain on sale of loans and leases	(326)	(4,675)
Gain on sale of premises and equipment	(37)	(8)
Gain on sale of securities	(24,353)	(6,564)
Gain on BOLI death benefit	—	(387)
Unrealized (gain) loss on derivatives and foreign currencies, net	(40)	20
Earned stock compensation	12,529	14,745
Decrease (increase) in deferred income taxes, net	14,714	(1,640)
Decrease in other assets	29,635	53,534
Decrease in accrued interest payable and other liabilities	(55,550)	(47,696)
Net cash provided by operating activities	279,984	306,549

Cash flows from investing activities:
Net increase in loans and leases	(605,228)	(95,306)
Proceeds from sales of loans and leases	80,440	643,261
Proceeds from maturities and paydowns of securities available-for-sale	150,766	157,806
Proceeds from sales of securities available-for-sale	1,410,510	368,775
Purchases of securities available-for-sale	(1,232,214)	(708,167)
Net purchases of Federal Home Loan Bank stock	(11,043)	(5,481)
Proceeds from sales of foreclosed assets	4,184	57
Purchases of premises and equipment, net	(8,621)	(7,332)
Proceeds from sales of premises and equipment	54	32
Proceeds from BOLI death benefit	555	313
Net (increase) decrease in equipment leased to others under operating leases	(18,986)	7,746
Net cash (used in) provided by investing activities	(229,583)	361,704

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(588,417)	(379,436)
Net increase (decrease) in interest-bearing deposits	524,957	(554,453)
Net increase in borrowings	541,945	719,884
Net decrease in subordinated debentures	—	(12,372)
Common stock repurchased and restricted stock surrendered	(161,826)	(249,007)
Cash dividends paid	(145,089)	(139,741)
Net cash provided by (used in) financing activities	171,570	(615,125)

Net increase in cash, cash equivalents, and restricted cash	221,971	53,128
Cash, cash equivalents, and restricted cash, beginning of period	385,767	398,437
Cash, cash equivalents, and restricted cash, end of period	$607,738	$451,565
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$97,238	$47,569
Cash paid for income taxes	68,305	23,273
Loans transferred to foreclosed assets	37	1,059
Transfers from loans held for investment to loans held for sale	25,124	—
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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the State of California, one branch located in Durham, North Carolina, and numerous loan production offices across the country through its Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. National Lending provides asset-based, equipment, real estate, and security monitoring cash flow loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
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
We have completed 29 acquisitions from May 1, 2000 through June 30, 2019. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.
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
The Company adopted the new standard using the optional transition method under ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” and recognized a cumulative effect adjustment to increase retained earnings by $938,000, net of taxes, without restating prior periods and applying the requirements of the new standard prospectively. The Company has elected the following practical expedients: (1) to not separate lease and non-lease components for facilities leases; (2) to not reassess whether any expired or existing contracts are or contain leases and to maintain existing lease classifications; (3) to not record short-term leases (initial term less than 12 months) on the balance sheet; and (4) to present sales tax on a net basis for those transactions in which the Company is the lessor.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The standard had a more significant impact on our condensed consolidated balance sheet than on our condensed consolidated statement of earnings. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for leases as a lessor remained substantially unchanged. The ROU asset is included within "Other assets," while the ROU liability is included within "Accrued interest payable and other liabilities". See Note 8. Leases and Note 7. Other Assets for further details.
Effective January 1, 2019, the Company early-adopted any removed or modified disclosures as permitted by ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurements,” but will defer adoption of the additional disclosures until the effective date of January 1, 2020 as permitted in the transition guidance in ASU 2018-13.
Effective January 1, 2019, the Company early-adopted ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FASB Emerging Issues Task Force)," which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The Company opted to apply ASU 2018-15 prospectively. The primary effect of the provisions is to capitalize eligible implementation costs during the application development phase and to amortize those costs over the life of the agreement. There was no impact to our condensed consolidated financial statements from the adoption of this new standard.
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
Reclassifications
None.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the six months ended June 30, 2019 and year ended December 31, 2018 were $108.8 million and $77.0 million. As of June 30, 2019 and December 31, 2018, we pledged cash collateral for our derivative contracts of $2.1 million and $2.6 million.
NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	June 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential CMOs	$1,125,267	$25,513	$(306)	$1,150,474	$634,774	$3,448	$(5,372)	$632,850
Agency commercial MBS	1,033,895	25,046	(95)	1,058,846	1,133,846	383	(21,525)	1,112,704
Municipal securities	700,470	36,594	(494)	736,570	1,298,514	21,000	(7,320)	1,312,194
Agency residential MBS	343,131	8,381	(152)	351,360	281,486	1,902	(2,300)	281,088
Asset-backed securities	226,693	866	(438)	227,121	81,762	104	(481)	81,385
Private label residential CMOs	108,526	3,610	(99)	112,037	101,313	1,985	(2,093)	101,205
Collateralized loan obligations	94,149	—	(347)	93,802	—	—	—	—
SBA securities	51,154	670	(12)	51,812	68,158	—	(1,111)	67,047
Corporate debt securities	17,000	3,034	—	20,034	17,000	553	—	17,553
U.S. Treasury securities	4,983	205	—	5,188	401,056	2,437	(88)	403,405
Total	$3,705,268	$103,919	$(1,943)	$3,807,244	$4,017,909	$31,812	$(40,290)	$4,009,431

See Note 11. Fair Value Measurements for information on fair value measurements and methodology.
As of June 30, 2019, securities available-for-sale with a fair value of $493.8 million were pledged as collateral for borrowings, public deposits, and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
During the three months ended June 30, 2019, we sold $980.4 million of securities available-for-sale for a gross realized gain of $24.2 million and a gross realized loss of $2.0 million. During the three months ended June 30, 2018, we sold $62.3 million of securities available-for-sale for a gross realized gain of $0.3 million and a gross realized loss of $60,000.
During the six months ended June 30, 2019, we sold $1.4 billion of securities available-for-sale for a gross realized gain of $28.2 million and a gross realized loss of $3.9 million. During the six months ended June 30, 2018, we sold $362.2 million of securities available-for-sale for a gross realized gain of $7.1 million and a gross realized loss of $0.6 million.

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

	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential CMOs	$85,397	$(267)	$7,696	$(39)	$93,093	$(306)
Agency commercial MBS	—	—	29,902	(95)	29,902	(95)
Municipal securities	4,044	(12)	25,874	(482)	29,918	(494)
Agency residential MBS	—	—	9,533	(152)	9,533	(152)
Asset-backed securities	84,083	(426)	3,915	(12)	87,998	(438)
Private label residential CMOs	—	—	18,008	(99)	18,008	(99)
Collateralized loan obligations	93,802	(347)	—	—	93,802	(347)
SBA securities	—	—	2,063	(12)	2,063	(12)
Total	$267,326	$(1,052)	$96,991	$(891)	$364,317	$(1,943)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential CMOs	$69,859	$(326)	$164,097	$(5,046)	$233,956	$(5,372)
Agency commercial MBS	40,641	(341)	1,020,684	(21,184)	1,061,325	(21,525)
Municipal securities	52,386	(238)	284,915	(7,082)	337,301	(7,320)
Agency residential MBS	60,164	(169)	85,245	(2,131)	145,409	(2,300)
Asset-backed securities	11,548	(38)	35,859	(443)	47,407	(481)
Private label residential CMOs	32,170	(831)	49,237	(1,262)	81,407	(2,093)
SBA securities	249	(1)	66,798	(1,110)	67,047	(1,111)
U.S. Treasury securities	49,729	(88)	—	—	49,729	(88)
Total	$316,746	$(2,032)	$1,706,835	$(38,258)	$2,023,581	$(40,290)

We reviewed the securities that were in an unrealized loss position at June 30, 2019, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2019
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$14,660	$14,647
Due after one year through five years	194,493	197,141
Due after five years through ten years	1,028,156	1,054,251
Due after ten years	2,467,959	2,541,205
Total securities available-for-sale	$3,705,268	$3,807,244

Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(In thousands)
Taxable interest	$20,944	$19,742	$17,106	$40,686	$31,705
Non-taxable interest	7,547	9,593	10,276	17,140	21,383
Dividend income	457	345	348	802	780
Total interest income on investment securities	$28,948	$29,680	$27,730	$58,628	$53,868

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  LOANS AND LEASES
Our loans are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired and purchased loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums on acquired non-impaired loans are recognized as an adjustment to interest income over the contractual life of the loans primarily using the effective interest method or taken into income when the related loans are paid off or included in the carrying amount of loans that are sold.
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
	2019	2018
	(In thousands)
Real estate mortgage	$8,087,586	$7,933,859
Real estate construction and land	2,405,073	2,262,710
Commercial	7,593,728	7,428,500
Consumer	446,353	401,296
Total gross loans and leases held for investment	18,532,740	18,026,365
Deferred fees, net	(59,888)	(68,652)
Total loans and leases held for investment,
net of deferred fees	18,472,852	17,957,713
Allowance for loan and lease losses	(135,037)	(132,472)
Total loans and leases held for investment, net	$18,337,815	$17,825,241

The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2019
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$4,516	$6,632	$11,148	$4,424,126	$4,435,274
Income producing and other residential	3,692	422	4,114	3,636,638	3,640,752
Total real estate mortgage	8,208	7,054	15,262	8,060,764	8,076,026
Real estate construction and land:
Commercial	—	—	—	972,891	972,891
Residential	4,672	—	4,672	1,398,567	1,403,239
Total real estate construction and land	4,672	—	4,672	2,371,458	2,376,130
Commercial:
Asset-based	12,382	1,624	14,006	3,592,001	3,606,007
Venture capital	447	—	447	2,194,296	2,194,743
Other commercial	2,329	928	3,257	1,770,307	1,773,564
Total commercial	15,158	2,552	17,710	7,556,604	7,574,314
Consumer	964	169	1,133	445,249	446,382
Total	$29,002	$9,775	$38,777	$18,434,075	$18,472,852

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,487	$7,541	$11,028	$4,813,270	$4,824,298
Income producing and other residential	1,557	476	2,033	3,091,810	3,093,843
Total real estate mortgage	5,044	8,017	13,061	7,905,080	7,918,141
Real estate construction and land:
Commercial	—	442	442	912,141	912,583
Residential	1,527	—	1,527	1,319,546	1,321,073
Total real estate construction and land	1,527	442	1,969	2,231,687	2,233,656
Commercial:
Asset-based	47	646	693	3,304,728	3,305,421
Venture capital	4,705	—	4,705	2,034,043	2,038,748
Other commercial	5,181	1,285	6,466	2,053,960	2,060,426
Total commercial	9,933	1,931	11,864	7,392,731	7,404,595
Consumer	581	333	914	400,407	401,321
Total	$17,085	$10,723	$27,808	$17,929,905	$17,957,713

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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2019			December 31, 2018
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$17,012	$4,418,262	$4,435,274	$15,321	$4,808,977	$4,824,298
Income producing and other residential	2,883	3,637,869	3,640,752	2,524	3,091,319	3,093,843
Total real estate mortgage	19,895	8,056,131	8,076,026	17,845	7,900,296	7,918,141
Real estate construction and land:
Commercial	390	972,501	972,891	442	912,141	912,583
Residential	—	1,403,239	1,403,239	—	1,321,073	1,321,073
Total real estate construction and land	390	2,375,740	2,376,130	442	2,233,214	2,233,656
Commercial:
Asset-based	32,236	3,573,771	3,606,007	32,324	3,273,097	3,305,421
Venture capital	22,501	2,172,242	2,194,743	20,299	2,018,449	2,038,748
Other commercial	5,799	1,767,765	1,773,564	7,380	2,053,046	2,060,426
Total commercial	60,536	7,513,778	7,574,314	60,003	7,344,592	7,404,595
Consumer	444	445,938	446,382	1,043	400,278	401,321
Total	$81,265	$18,391,587	$18,472,852	$79,333	$17,878,380	$17,957,713

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2019, nonaccrual loans and leases totaled $81.3 million and included $9.8 million of loans and leases 90 or more days past due, $3.3 million of loans and leases 30 to 89 days past due, and $68.2 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $79.3 million at December 31, 2018, including $10.7 million of loans and leases 90 or more days past due, $6.6 million of loans and leases 30 to 89 days past due, and $62.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of June 30, 2019, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $45.0 million and represented 55% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2019
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$32,926	$52,477	$4,349,871	$4,435,274
Income producing and other residential	8,693	355	3,631,704	3,640,752
Total real estate mortgage	41,619	52,832	7,981,575	8,076,026
Real estate construction and land:
Commercial	390	—	972,501	972,891
Residential	—	5,268	1,397,971	1,403,239
Total real estate construction and land	390	5,268	2,370,472	2,376,130
Commercial:
Asset-based	41,151	48,324	3,516,532	3,606,007
Venture capital	42,105	68,426	2,084,212	2,194,743
Other commercial	65,139	63,591	1,644,834	1,773,564
Total commercial	148,395	180,341	7,245,578	7,574,314
Consumer	575	863	444,944	446,382
Total	$190,979	$239,304	$18,042,569	$18,472,852

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$57,734	$74,785	$4,691,779	$4,824,298
Income producing and other residential	10,521	968	3,082,354	3,093,843
Total real estate mortgage	68,255	75,753	7,774,133	7,918,141
Real estate construction and land:
Commercial	442	7,041	905,100	912,583
Residential	—	1,527	1,319,546	1,321,073
Total real estate construction and land	442	8,568	2,224,646	2,233,656
Commercial:
Asset-based	45,957	48,338	3,211,126	3,305,421
Venture capital	28,731	77,588	1,932,429	2,038,748
Other commercial	92,526	50,136	1,917,764	2,060,426
Total commercial	167,214	176,062	7,061,319	7,404,595
Consumer	1,199	1,015	399,107	401,321
Total	$237,110	$261,398	$17,459,205	$17,957,713

Nonaccrual loans and leases and performing TDRs are considered impaired for reporting purposes. TDRs are a result of rate reductions, term extensions, fee concessions, and debt forgiveness, or a combination thereof.
The following table presents the composition of our impaired loans and leases held for investment, net of deferred fees, by loan portfolio segment as of the dates indicated:

	June 30, 2019			December 31, 2018
			Total			Total
	Nonaccrual		Impaired	Nonaccrual		Impaired
	Loans		Loans	Loans		Loans
	and	Performing	and	and	Performing	and
	Leases	TDRs	Leases	Leases	TDRs	Leases
	(In thousands)
Real estate mortgage	$19,895	$10,457	$30,352	$17,845	$11,484	$29,329
Real estate construction and land	390	4,986	5,376	442	5,420	5,862
Commercial	60,536	931	61,467	60,003	692	60,695
Consumer	444	90	534	1,043	105	1,148
Total	$81,265	$16,464	$97,729	$79,333	$17,701	$97,034

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our impaired loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of and for the dates indicated:

	June 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$493	$493	$69	$1,736	$1,648	$170
Income producing and other residential	2,066	2,061	191	2,569	2,563	247
Commercial:
Asset based	—	—	—	—	—	—
Venture capital	22,265	24,353	4,482	11,621	13,255	3,141
Other commercial	618	618	—	473	482	473
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$19,994	$34,694		$17,783	$32,035
Income producing and other residential	7,799	10,234		7,241	9,425
Real estate construction and land:
Commercial	5,376	5,419		5,862	5,870
Commercial:
Asset-based	32,236	49,853		32,324	38,100
Venture capital	237	26,531		8,678	41,335
Other commercial	6,111	26,562		7,599	25,740
Consumer	534	702		1,148	1,470
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$30,352	$47,482	$260	$29,329	$45,671	$417
Real estate construction and land	5,376	5,419	—	5,862	5,870	—
Commercial	61,467	127,917	4,482	60,695	118,912	3,614
Consumer	534	702	—	1,148	1,470	—
Total	$97,729	$181,520	$4,742	$97,034	$171,923	$4,031

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,
	2019		2018
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$493	$8	$7,786	$103
Income producing and other residential	2,066	15	2,419	21
Commercial:
Venture capital	19,242	—	18,449	—
Other commercial	619	9	688	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$16,716	$54	$58,733	$725
Income producing and other residential	7,738	57	8,293	44
Real estate construction and land:
Commercial	5,376	98	5,549	93
Residential	—	—	10,450	—
Commercial:
Asset-based	31,148	—	29,677	—
Venture capital	237	—	2,800	—
Other commercial	6,111	20	8,508	335
Consumer	511	1	355	2
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$27,013	$134	$77,231	$893
Real estate construction and land	5,376	98	15,999	93
Commercial	57,357	29	60,122	335
Consumer	511	1	355	2
Total	$90,257	$262	$153,707	$1,323
_________________________

(1)	For loans and leases reported as impaired at June 30, 2019 and 2018, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2019		2018
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$493	$16	$7,786	$204
Income producing and other residential	2,066	29	2,419	42
Commercial:
Venture capital	15,359	—	15,715	—
Other commercial	619	18	346	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$16,016	$106	$55,214	$1,378
Income producing and other residential	7,647	110	8,277	88
Real estate construction and land:
Commercial	5,376	196	5,549	184
Commercial:
Asset-based	30,881	—	29,677	—
Venture capital	237	—	2,645	—
Other commercial	6,052	51	7,946	1,377
Consumer	485	3	341	4
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$26,222	$261	$73,696	$1,712
Real estate construction and land	5,376	196	10,803	184
Commercial	53,148	69	56,329	1,377
Consumer	485	3	341	4
Total	$85,231	$529	$141,169	$3,277

_________________________

(1)	For loans and leases reported as impaired at June 30, 2019 and 2018, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the periods indicated:

	Three Months Ended June 30,
	2019			2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Income producing and other residential	3	$456	$456	3	$1,704	$645
Commercial:
Asset-based	1	620	620	—	—	—
Venture capital	4	13,971	14,972	4	5,236	5,236
Other commercial	3	107	107	2	31	31
Consumer	—	—	—	1	27	27
Total	11	$15,154	$16,155	10	$6,998	$5,939

	Six Months Ended June 30,
	2019			2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	1	$37	$—	—	$—	$—
Income producing and other residential	6	1,245	1,245	3	1,704	645
Commercial:
Asset-based	1	620	620	—	—	—
Venture capital	10	16,076	16,214	4	5,236	5,236
Other commercial	11	692	692	4	11,814	11,814
Consumer	—	—	—	1	27	27
Total	29	$18,670	$18,771	12	$18,781	$17,722

During the three months ended June 30, 2019, two venture capital loans totaling $447,000 and one other commercial loan of $81,000 were restructured in the preceding 12-month period and subsequently defaulted after being restructured. During the six months ended June 30, 2019, two venture capital loans totaling $447,000 and three other commercial loans totaling $140,000 were restructured in the preceding 12-month period and subsequently defaulted after being restructured.
During the three months ended June 30, 2018, there were no loans restructured in the preceding 12-month period that subsequently defaulted after being restructured. Due the six months ended June 30, 2018, one other commercial loan of $2.1 million was restructured in the preceding 12-month period and subsequently defaulted after being restructured.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Leases Receivable
We provide equipment financing to our customers primarily with operating and direct financing leases. For direct financing leases, lease receivables are recorded on the balance sheet but the leased equipment is not, although we generally retain legal title to the leased equipment until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Direct financing leases are subject to our allowance for loan and lease losses. See Note 8. Leases for information regarding operating leases where we are the lessor.
The following table provides the components of leases receivable income for the period indicated:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$2,886	$6,026

The following table presents the components of leases receivable as of the date indicated:

June 30, 2019
(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$180,179
Unguaranteed residual assets	26,238
Deferred fees and other	849
Aggregate net investment in leases	$207,266

The following table presents maturities of leases receivable as of the date indicated:

June 30, 2019
(In thousands)
Period Ending December 31,
2019	$35,758
2020	71,453
2021	50,719
2022	19,333
2023	11,265
Thereafter	8,763
Total undiscounted cash flows	197,291
Less: Unearned income	(17,112)
Present value of lease payments	$180,179

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended June 30, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$45,754	$27,208	$61,496	$1,823	$136,281
Charge-offs	(534)	—	(16,927)	(176)	(17,637)
Recoveries	240	—	6,080	73	6,393
Net charge-offs	(294)	—	(10,847)	(103)	(11,244)
Provision (negative provision)	1,366	(830)	8,752	712	10,000
Balance, end of period	$46,826	$26,378	$59,401	$2,432	$135,037

	Six Months Ended June 30, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$46,021	$28,209	$56,360	$1,882	$132,472
Charge-offs	(730)	—	(19,930)	(442)	(21,102)
Recoveries	383	—	9,186	98	9,667
Net charge-offs	(347)	—	(10,744)	(344)	(11,435)
Provision (negative provision)	1,152	(1,831)	13,785	894	14,000
Balance, end of period	$46,826	$26,378	$59,401	$2,432	$135,037

Ending Allowance by
Impairment Methodology:
Individually evaluated for impairment	$260	$—	$4,482	$—	$4,742
Collectively evaluated for impairment	$46,566	$26,378	$54,919	$2,432	$130,295

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for impairment	$27,594	$5,376	$60,380	$—	$93,350
Collectively evaluated for impairment	8,048,432	2,370,754	7,513,934	446,382	18,379,502
Ending balance	$8,076,026	$2,376,130	$7,574,314	$446,382	$18,472,852

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

_______________________________________

(1)
The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance of the allowance for loan and lease losses for the six months ended June 30, 2018.

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

	Three Months Ended June 30, 2019
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$136,281	$36,861	$173,142
Charge-offs	(17,637)	—	(17,637)
Recoveries	6,393	—	6,393
Net charge-offs	(11,244)	—	(11,244)
Provision (negative provision)	10,000	(2,000)	8,000
Balance, end of period	$135,037	$34,861	$169,898

	Six Months Ended June 30, 2019
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$132,472	$36,861	$169,333
Charge-offs	(21,102)	—	(21,102)
Recoveries	9,667	—	9,667
Net charge-offs	(11,435)	—	(11,435)
Provision (negative provision)	14,000	(2,000)	12,000
Balance, end of period	$135,037	$34,861	$169,898

	Three Months Ended June 30, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$134,275	$32,861	$167,136
Charge-offs	(18,235)	—	(18,235)
Recoveries	1,099	—	1,099
Net charge-offs	(17,136)	—	(17,136)
Provision	15,000	2,500	17,500
Balance, end of period	$132,139	$35,361	$167,500

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period (1)	$139,456	$28,635	$168,091
Charge-offs	(30,388)	—	(30,388)
Recoveries	8,297	—	8,297
Net charge-offs	(22,091)	—	(22,091)
Provision	14,774	6,726	21,500
Balance, end of period	$132,139	$35,361	$167,500

_______________________________________

(1)
The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance of the allowance for loan and lease losses for the six months ended June 30, 2018.

NOTE 5.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	June 30,	December 31,
Property Type	2019	2018
	(In thousands)
Commercial real estate	$253	$2,004
Single-family residence	953	953
Construction and land development	219	219
Multi‑family	—	1,059
Total other real estate owned, net	1,425	4,235
Other foreclosed assets	47	1,064
Total foreclosed assets, net	$1,472	$5,299

The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2018	$5,299
Transfers to foreclosed assets from loans	37
Provision for losses	—
Reductions related to sales	(3,864)
Balance, June 30, 2019	$1,472

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
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$119,497	$119,497	$119,497	$119,497	$119,497
Balance, end of period	119,497	119,497	119,497	119,497	119,497
Accumulated Amortization:
Balance, beginning of period	(67,247)	(62,377)	(46,217)	(62,377)	(39,871)
Amortization	(4,870)	(4,870)	(5,587)	(9,740)	(11,933)
Balance, end of period	(72,117)	(67,247)	(51,804)	(72,117)	(51,804)
Net CDI and CRI, end of period	$47,380	$52,250	$67,693	$47,380	$67,693

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	June 30,	December 31,
Other Assets	2019	2018
	(In thousands)
Cash surrender value of BOLI	$196,745	$194,897
Operating lease ROU assets, net	119,086	—
Interest receivable	83,308	88,754
LIHTC investments	63,151	59,507
CRA investments (1)	58,892	59,062
Taxes receivable	28,326	39,096
Prepaid expenses	19,576	18,006
Equity investments without readily determinable fair values	14,827	14,758
Equity warrants	3,931	4,793
Equity investments with readily determinable fair values	3,284	4,891
Other receivables/assets	20,993	39,132
Total other assets	$612,119	$522,896
________________________

(1)	Includes equity investments without readily determinable fair values of $14.0 million and $12.5 million at June 30, 2019 and December 31, 2018.
The increase in the operating lease ROU assets in 2019 was due to the adoption of ASU 2016-02 effective January 1, 2019. See Note 8. Leases for further details.
Regarding our equity investments without readily determinable fair values, there were no impairments and no upward adjustments during the six months ended June 30, 2019. On a cumulative basis since January 1, 2018 and through June 30, 2019, we recorded impairments of $278,000 and upward adjustments of $286,000 to our equity investments without readily determinable fair values.

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
We determine if an arrangement is a lease at inception by assessing whether there is an identified asset, and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Topic 842 also requires a lessee to classify a lease as either finance or operating. The Company only has operating leases related to our facilities as of June 30, 2019, which consists of 75 full-service branch offices and 76 other offices.
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
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the period indicated:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(In thousands)
Operating lease expense:
Fixed costs	$8,534	$16,836
Variable costs	46	70
Short-term lease costs	203	723
Sublease income	(1,054)	(2,180)
Net lease expense	$7,729	$15,449

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental cash flow information related to leases for the period indicated:

Six Months Ended
June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,408
ROU assets obtained in exchange for lease obligations:
Operating leases	$149,621

The following table presents supplemental balance sheet and other information related to operating leases as of the date indicated:

June 30, 2019
(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$119,086
Operating lease liabilities	$133,887

Weighted average remaining lease term (in years)	5.6
Weighted average discount rate	2.93%

The following table presents maturities of operating lease liabilities as of the date indicated:

June 30, 2019
(In thousands)
Period ending December 31,
2019	$16,440
2020	30,764
2021	27,348
2022	21,645
2023	18,735
Thereafter	31,185
Total operating lease liabilities	146,117
Less: Imputed interest	(12,230)
Present value of operating lease liabilities	$133,887

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the rental payments to be received on operating leases as of the date indicated:

June 30, 2019
(In thousands)
Period Ending December 31,
2019	$18,620
2020	35,919
2021	28,199
2022	21,337
2023	18,604
Thereafter	50,214
Total undiscounted cash flows	$172,893

NOTE 9.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$59	7.50%	$114	7.50%
FHLB secured advances	1,522,000	2.52%	1,040,000	2.56%
FHLB unsecured overnight advance	141,000	2.41%	141,000	2.53%
AFX borrowings	250,000	2.43%	190,000	2.56%
Total borrowings	$1,913,059	2.50%	$1,371,114	2.56%

The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of June 30, 2019, this debt had a weighted average remaining maturity of 0.5 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of June 30, 2019 of $4.2 billion, collateralized by a blanket lien on $6.0 billion of qualifying loans. As of June 30, 2019, the balance outstanding was a $1.5 billion overnight advance. As of December 31, 2018, the balance outstanding was a $1.0 billion overnight advance.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2019, the Bank had secured borrowing capacity of $2.0 billion collateralized by liens covering $2.7 billion of qualifying loans. As of June 30, 2019 and December 31, 2018, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $141.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which $141.0 million was outstanding at June 30, 2019. At December 31, 2018, the balance outstanding was $141.0 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Federal Funds Arrangements with Commercial Banks. As of June 30, 2019, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2019 and December 31, 2018, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2019, the balance outstanding was $250.0 million, which consisted of $240.0 million in overnight borrowings and a $10.0 million one-month borrowing with a maturity date of July 22, 2019. As of December 31, 2018, there was a $190.0 million overnight borrowing outstanding.
Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	June 30, 2019		December 31, 2018		Date	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	5.51%	$10,310	5.89%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	5.46%	10,310	5.84%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	5.36%	5,155	5.74%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	5.33%	61,856	5.27%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	4.10%	20,619	4.48%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	4.01%	16,495	4.39%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	3.96%	10,310	4.34%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	4.36%	82,475	4.74%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	4.53%	128,866	4.47%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	4.53%	51,545	4.47%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	4.53%	51,550	4.47%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (1)	29,314	1.74%	29,556	1.73%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	4.53%	16,470	4.47%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	4.53%	6,650	4.47%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	4.53%	39,177	4.47%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Gross subordinated debentures	541,102	4.45%	541,344	4.51%
Unamortized discount (2)	(84,990)		(87,498)
Net subordinated debentures	$456,112		$453,846
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	June 30,	December 31,
	2019	2018
	(In thousands)
Loan commitments to extend credit	$7,610,899	$7,528,248
Standby letters of credit	387,012	364,210
Commitments to contribute capital to low income housing project partnerships
and small business investment companies	109,103	101,991
Commitments to contribute capital to private equity funds	50	50
Total	$8,107,064	$7,994,499

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
In addition, the Company invests in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of June 30, 2019 and December 31, 2018, we had commitments to contribute capital to these entities totaling $109.1 million and $102.0 million. We also had commitments to contribute up to an additional $50,000 to private equity funds at June 30, 2019 and December 31, 2018.
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
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	June 30, 2019
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency residential CMOs	$1,150,474	$—	$1,150,474	$—
Agency commercial MBS	1,058,846	—	1,058,846	—
Municipal securities	736,570	—	736,570	—
Agency residential MBS	351,360	—	351,360	—
Asset-backed securities	227,121	—	193,624	33,497
Private label residential CMOs	112,037	—	105,138	6,899
Collateralized loan obligations	93,802	—	93,802	—
SBA securities	51,812	—	51,812	—
Corporate debt securities	20,034	—	20,034	—
U.S. Treasury securities	5,188	5,188	—	—
Total securities available-for-sale	3,807,244	5,188	3,761,660	40,396
Equity warrants	3,931	—	—	3,931
Other derivative assets	1,459	—	1,459	—
Equity investments with readily determinable fair values	3,284	3,284	—	—
Total recurring assets	$3,815,918	$8,472	$3,763,119	$44,327
Derivative liabilities	$317	$—	$317	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2018
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Municipal securities	$1,312,194	$—	$1,312,194	$—
Agency commercial MBS	1,112,704	—	1,112,704	—
Agency residential CMOs	632,850	—	632,850	—
U.S. Treasury securities	403,405	403,405	—	—
Agency residential MBS	281,088	—	281,088	—
Private label residential CMOs	101,205	—	93,917	7,288
Asset-backed securities	81,385	—	41,440	39,945
SBA securities	67,047	—	67,047	—
Corporate debt securities	17,553	—	17,553	—
Total securities available-for-sale	4,009,431	403,405	3,558,793	47,233
Equity warrants	4,793	—	—	4,793
Other derivative assets	3,292	—	3,292	—
Equity investments with readily determinable fair values	4,891	4,891	—	—
Total recurring assets	$4,022,407	$408,296	$3,562,085	$52,026
Derivative liabilities	$142	$—	$142	$—

During the six months ended June 30, 2019, there was a $63,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	June 30, 2019
	Private Label CMOs		Asset-Backed Securities
		Weighted	Input or	Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input	of Inputs	Input
Voluntary annual prepayment speeds	3.6% - 100.0%	11.2%	12.0% - 15.0%	13.7%
Annual default rates (1)	0.4% - 82.0%	1.9%	2.0%	2.0%
Loss severity rates (1)	1.5% - 145.8%	57.8%	60.0%	60.0%
Discount rates	2.5% - 9.3%	6.4%	3.2% - 5.2%	4.3%

____________________

(1)	The annual default rates and loss severity rates were the same for all of the asset-backed securities.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

June 30, 2019
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	16.7%
Risk-free interest rate	1.7%
Remaining life assumption (in years)	3.36

The following table summarizes activity for our Level 3 private label CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed	Equity
	Label CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2018	$7,288	$39,945	$4,793
Total included in earnings	224	(56)	3,493
Total included in other comprehensive income	(64)	559	—
Issuances	—	—	161
Sales and dispositions (1)	—	—	(4,453)
Net settlements	(549)	(6,951)	—
Transfers to Level 1	—	—	(63)
Balance, June 30, 2019	$6,899	$33,497	$3,931
______________________

(1)
Includes the exercise of warrants that upon exercise become equity securities in public companies. These are often subject to lock-up restrictions that must be met before the equity security can be sold, during which time they are reported as equity investments with readily determinable fair values.

The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	June 30, 2019
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$23,517	$—	$—	$23,517
Total non-recurring	$23,517	$—	$—	$23,517

	Fair Value Measurement as of
	December 31, 2018
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$24,432	$—	$1,800	$22,632
OREO	1,136	—	1,136	—
Total non-recurring	$25,568	$—	$2,936	$22,632

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
Losses on Assets	June 30,		June 30,
Measured on a Non‑Recurring Basis	2019	2018	2019	2018
	(In thousands)
Impaired loans	$1,842	$12,076	$3,038	$15,994
OREO	—	—	—	65
Total losses	$1,842	$12,076	$3,038	$16,059

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	June 30, 2019
		Valuation	Unobservable		Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired loans	$17,073	Discounted cash flows	Discount rates	3.75% - 8.00%	6.48%
Impaired loans	6,444	Third party appraisals	No discounts
Total non-recurring Level 3	$23,517

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$185,075	$185,075	$185,075	$—	$—
Interest‑earning deposits in financial institutions	422,663	422,663	422,663	—	—
Securities available‑for‑sale	3,807,244	3,807,244	5,188	3,761,660	40,396
Investment in FHLB stock	43,146	43,146	—	43,146	—
Loans and leases held for investment, net	18,337,815	17,841,445	—	—	17,841,445
Equity warrants	3,931	3,931	—	—	3,931
Other derivative assets	1,459	1,459	—	1,459	—
Equity investments with readily determinable fair values	3,284	3,284	3,284	—	—

Financial Liabilities:
Core deposits	15,617,488	15,617,488	—	15,617,488	—
Non-core non-maturity deposits	436,833	436,833	—	436,833	—
Time deposits	2,751,435	2,749,828	—	2,749,828	—
Borrowings	1,913,059	1,913,059	1,903,000	10,059	—
Subordinated debentures	456,112	439,635	—	439,635	—
Derivative liabilities	317	317	—	317	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$175,830	$175,830	$175,830	$—	$—
Interest‑earning deposits in financial institutions	209,937	209,937	209,937	—	—
Securities available‑for‑sale	4,009,431	4,009,431	403,405	3,558,793	47,233
Investment in FHLB stock	32,103	32,103	—	32,103	—
Loans and leases held for investment, net	17,825,241	17,013,860	—	1,800	17,012,060
Equity warrants	4,793	4,793	—	—	4,793
Other derivative assets	3,292	3,292	—	3,292	—
Equity investments with readily determinable fair values	4,891	4,891	4,891	—	—

Financial Liabilities:
Core deposits	16,346,671	16,346,671	—	16,346,671	—
Non-core non-maturity deposits	518,192	518,192	—	518,192	—
Time deposits	2,005,638	2,017,137	—	2,017,137	—
Borrowings	1,371,114	1,371,114	1,371,000	114	—
Subordinated debentures	453,846	435,251	—	435,251	—
Derivative liabilities	142	142	—	142	—

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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2019, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  EARNINGS PER SHARE
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$128,125	$112,604	$115,735	$240,729	$234,011
Less: Earnings allocated to unvested restricted stock(1)	(1,190)	(1,163)	(1,348)	(2,343)	(2,469)
Net earnings allocated to common shares	$126,935	$111,441	$114,387	$238,386	$231,542

Weighted-average basic shares and unvested restricted
stock outstanding	120,042	122,227	126,082	121,128	126,780
Less: Weighted-average unvested restricted stock
outstanding	(1,462)	(1,352)	(1,466)	(1,407)	(1,439)
Weighted-average basic shares outstanding	118,580	120,875	124,616	119,721	125,341

Basic earnings per share	$1.07	$0.92	$0.92	$1.99	$1.85

Diluted Earnings Per Share:
Net earnings allocated to common shares	$126,935	$111,441	$114,387	$238,386	$231,542

Weighted-average basic shares outstanding	118,580	120,875	124,616	119,721	125,341

Diluted earnings per share	$1.07	$0.92	$0.92	$1.99	$1.85

________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table presents interest income and noninterest income, the components of total revenue, as disclosed in the condensed consolidated statements of earnings and the related amounts which are from contracts with customers within the scope of Topic 606 for the periods indicated. As illustrated here, substantially all of our revenue is specifically excluded from the scope of Topic 606.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$314,533	$—	$288,514	$—
Noninterest income:
Service charges on deposit accounts	3,771	3,771	4,265	4,265
Other commissions and fees	11,590	5,158	11,767	5,101
Leased equipment income	9,182	—	9,790	—
Gain on sale of loans	326	—	106	—
Gain on sale of securities	22,192	—	253	—
Other income	3,832	454	13,457	436
Total noninterest income	50,893	9,383	39,638	9,802
Total revenue	$365,426	$9,383	$328,152	$9,802

The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Products and services transferred at a point in time	$4,987	$4,930
Products and services transferred over time	4,396	4,872
Total revenue from contracts with customers	$9,383	$9,802

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents interest income and noninterest income, the components of total revenue, as disclosed in the condensed consolidated statements of earnings and the related amounts which are from contracts with customers within the scope of Topic 606 for the periods indicated:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$619,092	$—	$566,289	$—
Noninterest income:
Service charges on deposit accounts	7,501	7,501	8,439	8,439
Other commissions and fees	22,598	9,696	22,032	9,752
Leased equipment income	18,464	—	19,377	—
Gain on sale of loans	326	—	4,675	—
Gain on sale of securities	24,353	—	6,564	—
Other income	8,715	825	17,110	897
Total noninterest income	81,957	18,022	78,197	19,088
Total revenue	$701,049	$18,022	$644,486	$19,088
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Products and services transferred at a point in time	$9,533	$9,591
Products and services transferred over time	8,489	9,497
Total revenue from contracts with customers	$18,022	$19,088
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	June 30, 2019	December 31, 2018
	(In thousands)
Receivables, which are included in "Other assets"	$1,494	$1,334
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$556	$621
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the six months ended June 30, 2019 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $65,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14.  STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, employees, and consultants. The 2017 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of June 30, 2019, there were 2,438,627 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan, or the 2003 Plan, remain outstanding.
Restricted Stock
Restricted stock amortization totaled $6.2 million, $5.8 million, and $6.9 million for the three months ended June 30, 2019, March 31, 2019, and June 30, 2018, and $12.0 million and $14.1 million for the six months ended June 30, 2019 and 2018. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of June 30, 2019 totaled $66.5 million.
Time-Based Restricted Stock Awards
At June 30, 2019, there were 1,623,494 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans. The TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
Performance-Based Restricted Stock Units
At June 30, 2019, there were 276,386 unvested PRSUs. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  RECENTLY ISSUED ACCOUNTING STANDARDS

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,"
ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,”
and ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief"

1. This Update changes the accounting and recognition of credit losses and impairment of financial assets recorded at amortized cost. Under the CECL model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The forward-looking concept of CECL requires loss estimates for the remaining estimated life of the financial assets using historical experience, current conditions and reasonable and supportable forecasts. 2. The Update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Receivables arising from operating leases are not within the scope of CECL. 3. The Update must be applied using the modified retrospective method with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. A prospective transition approach is required for available-for-sale debt securities for which an other-than-temporary impairment had been recognized before the adoption date. Early adoption is permitted.
January 1, 2020
1. The Company has established a multidisciplinary project team and implementation plan, selected a software solution, reached accounting decisions on various matters, developed a conceptual framework, and developed econometric regression models for the reasonable and supportable ("R&S") forecast period. 2. The Company continues to test and refine the CECL models and has completed three preliminary calculations with two more scheduled before adoption. The Company continues to perform testing and sensitivity analysis on its modeling assumptions and results. 3. Our planned approach for estimating expected life-time credit losses include the following key components for all loan portfolio segments: a. The use of a probability of default/loss given default methodology; b. A single scenario based on the consensus forecast from Moody's to develop an economic forecast for the R&S period; c. An initial R&S forecast period of four quarters for all loan portfolio segments, which reflects management's expectation of losses based on forward-looking economic scenarios over that time; d. A post-R&S reversion period of two quarters using a straight-line approach; e. A historical loss period of at least 40 quarters, which represents a full economic credit cycle; and f. Prepayments rates based on our historical experience. 4. The ultimate impact is influenced by our portfolio characteristics, of which the vast majority is comprised of short-duration commercial loans; the macroeconomic conditions and forecasts at adoption; and other management judgments. 5. We plan to adopt this new standard on January 1, 2020. The new standard will be significant to the policies, processes, and methodology used to determine credit losses; however, we are not yet in a position to disclose the quantitative effect on the Company's consolidated financial position and results of operations as the calculations and models continue to be evaluated and assumptions are subject to change.

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
		January 1, 2020	The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations and we plan to adopt this standard on January 1, 2020.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
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
January 1, 2020
The adoption of this guidance will modify disclosures but will not have an impact on the Company’s consolidated financial position or results of operations. The Company has early adopted any removed or modified disclosures effective January 1, 2019 but will defer adoption of the additional disclosures until January 1, 2020 as permitted in the transition guidance of the standard.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments"
1. This Update made clarifications and amendments to five topics: (i) Topic A: Codification Improvements Resulting from the June and November 2018 Credit Losses Transition Resource Group ("TRG") Meetings, (ii) Topic B: Codification Improvements to ASU 2016-13, (iii) Topic C: Codification Improvements to ASU 2017-12, "Derivatives and Hedging (Topic 815)" and Other Hedging Items, (iv) Topic D: Codification Improvements to ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10)," and (v) Topic E: Codification Improvements Resulting from the November 2018 Credit Losses TRG Meeting. 2. In addition to conforming amendments that correct for errors and oversights, the Update in Topics A, B, and E, which impacts CECL implementation, amends or clarifies guidance for accrued interest; transfers between classifications or categories of loans and debt securities; recoveries; effect of prepayments in determining the effective interest rate; estimated costs to sell when foreclosure is probable; vintage disclosure presentation related to line-of-credit arrangements converted to term loans; contractual extensions or renewals; and others. 3. Transition requirements for the amendments are the same as ASU 2016-13 for the Update in Topics A, B, and E. The Update in Topic C may be applied retrospectively as of the date of initial adoption of ASU 2017-12 or prospectively. The Update in Topic D must be applied on a modified retrospective method with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption and early adoption is permitted.

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

NOTE 16.  SUBSEQUENT EVENTS
Common Stock Dividends
On August 1, 2019, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.60 per common share. The cash dividend is payable on August 30, 2019 to stockholders of record at the close of business on August 20, 2019.
The Company has evaluated events that have occurred subsequent to June 30, 2019 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

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

•
deterioration, weaker than expected improvement, or other changes in the state of the economy or the markets in which we conduct business (including the levels of IPOs and mergers and acquisitions), which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

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

•	reduced demand for our services due to strategic or regulatory reasons;

•	our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;

•	legislative or regulatory requirements or changes, including an increase of capital requirements, and increased political and regulatory uncertainty;

•	the impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	higher than anticipated increases in operating expenses;

•	lower than expected dividends paid from the Bank to the holding company;

•	the amount and exact timing of any common stock repurchases will depend upon market conditions and other factors;

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located throughout the state of California, one branch located in Durham, North Carolina, and numerous loan production offices across the country through its Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. National Lending provides asset-based, equipment, real estate, and security monitoring cash flow loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
Over the last couple of years, one area of focus has been our credit de-risking strategy whereby we made the decision to reduce our exposure in certain lending portfolios while emphasizing growth in loan portfolios with favorable credit performance. These efforts included the decision to exit the healthcare, technology, and general cash flow lending origination businesses by selling $1.5 billion of cash flow loans in 2017 and reducing the portfolio from approximately $2.4 billion at the end of 2016 to approximately $88 million as of June 30, 2019. We also reduced our exposure to healthcare real estate by shrinking this portfolio from approximately $955 million at the end of 2016 to approximately $328 million as of June 30, 2019, while also shifting our Venture Banking strategy to emphasize growth in equity fund loans which, as a percentage of our Venture Banking loan portfolio, has gone from 16% as of the end of 2016 to 51% as of June 30, 2019. These efforts can contribute to lower loan yields as reductions in certain loan portfolios are replaced with loans with lower credit risk, such as multi-family and equity fund loans, thus placing pressure on our net interest margin. However, these efforts have resulted in an improved credit risk profile as evidenced by the reduction in our classified loans from 2.67% of loans at December 31, 2016 to 1.03% as of June 30, 2019, a reduction in nonaccrual loans from 1.11% of loans at December 31, 2016 to 0.44% as of June 30, 2019, and a reduction in our provision for credit losses as a percentage of average loans and leases from 0.42% in 2016 (excluding PCI provision and average loans) to 0.13% annualized for the first six months of 2019.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2019, accounted for 86.3% of net revenue (net interest income plus noninterest income).

At June 30, 2019, we had total assets of $26.3 billion, including $18.5 billion of total loans and leases, net of deferred fees, and $3.81 billion of securities available-for-sale, compared to $25.7 billion of total assets, including $18.0 billion of total loans and leases, net of deferred fees, and $4.01 billion of securities available-for-sale at December 31, 2018. The $613.1 million increase in total assets since year-end was due primarily to a $515.1 million increase in loans and leases, a $222.0 million increase in cash and cash equivalents, and an $89.2 million increase in other assets, offset partially by a $202.2 million decrease in securities available-for-sale. The increase in loans and leases was driven mostly by growth of $515.1 million in net loans held for investment. The increase in other assets was due mainly to an operating lease ROU asset recorded in connection with the adoption of ASU 2016-02, "Leases (Topic 842)," on January 1, 2019.
At June 30, 2019, we had total liabilities of $21.5 billion, including total deposits of $18.8 billion and borrowings of $1.9 billion, compared to $20.9 billion of total liabilities, including $18.9 billion of total deposits and $1.4 billion of borrowings at December 31, 2018. The $586.6 million increase in total liabilities since year-end was due mainly to a $745.8 million increase in time deposits, a $541.9 million increase in borrowings, primarily short-term FHLB advances, and a $107.2 million increase in accrued interest payable and other liabilities, offset partially by a $729.2 million decrease in core deposits and an $81.4 million decrease in non-core non-maturity deposits. The decrease in core deposits was due primarily to customers seeking out interest-earning accounts in the competitive environment resulting in decreases in noninterest-bearing demand deposits and money market deposits of $589.7 million and $465.8 million, offset partially by an increase in interest checking deposits of $377.9 million. The increase in accrued interest payable and other liabilities was due mainly to an operating lease liability recorded in connection with the adoption of ASU 2016-02. At June 30, 2019, core deposits totaled $15.6 billion, or 83% of total deposits, including $7.3 billion of noninterest-bearing demand deposits, or 39% of total deposits.
At June 30, 2019, we had total stockholders' equity of $4.85 billion compared to $4.83 billion at December 31, 2018. The $26.4 million increase in stockholders' equity since year-end was due mainly to $240.7 million in net earnings and a $79.1 million increase in accumulated other comprehensive income, offset partially by $154.5 million of common stock repurchased under the Stock Repurchase Program and $145.1 million of cash dividends paid. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 9.53% and 12.18% at June 30, 2019.
Recent Events
Stock Repurchase Program
On February 24, 2019, effective upon the maturity of the previous Stock Repurchase Program on February 28, 2019, PacWest's Board of Directors authorized a new Stock Repurchase Program for an aggregate purchase price not to exceed $225 million until February 29, 2020.
The amount and exact timing of any repurchases will depend upon market conditions and other factors but we expect repurchases to subside in the second half of 2019 due to anticipated loan growth. The Stock Repurchase Program may be suspended or discontinued at any time. During the second quarter of 2019, we repurchased 917,269 shares of common stock for a total amount of $34.9 million at an average price of $38.08. During the six months ended June 30, 2019, we repurchased 3,987,945 shares of common stock for a total amount of $154.5 million at an average price of $38.75. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At June 30, 2019, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $124.7 million.
Colorado Market Expansion
In the second quarter of 2019, we received approval to open a full-service branch office in Denver, Colorado, which we expect to open in the fourth quarter of 2019.

Key Performance Indicators
Among other factors, our operating results generally depend on the following key performance indicators:
The Level of Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income (annualized if related to a quarterly period) expressed as a percentage of average interest‑earning assets. Tax equivalent net interest income is net interest income increased by an adjustment for tax-exempt interest on certain loans and investment securities based on a 21% federal statutory tax rate. Tax equivalent net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets.
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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Efficiency Ratio		2019	2019	2018	2019	2018
		(Dollars in thousands)
Noninterest expense		$125,427	$126,287	$126,449	$251,714	$253,844
Less:	Intangible asset amortization	4,870	4,870	5,587	9,740	11,933
	Foreclosed assets (income) expense, net	(146)	29	(61)	(117)	(183)
	Acquisition, integration and reorganization costs	—	618	—	618	—
Noninterest expense used for efficiency ratio		$120,703	$120,770	$120,923	$241,473	$242,094

Net interest income (tax equivalent)		$261,689	$256,052	$264,798	$517,742	$523,270
Noninterest income		50,893	31,064	39,638	81,957	78,197
Net revenues		312,582	287,116	304,436	599,699	601,467
Less:	Gain on sale of securities	22,192	2,161	253	24,353	6,564
Net revenues used for efficiency ratio		$290,390	$284,955	$304,183	$575,346	$594,903

Efficiency ratio		41.6%	42.4%	39.8%	42.0%	40.7%
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

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Return on Average Tangible Equity		2019	2019	2018	2019	2018
		(Dollars in thousands)
Net earnings		$128,125	$112,604	$115,735	$240,729	$234,011

Average stockholders' equity		$4,818,889	$4,815,965	$4,832,480	$4,817,435	$4,866,654
Less:	Average intangible assets	2,598,762	2,603,842	2,619,351	2,601,288	2,622,455
Average tangible common equity		$2,220,127	$2,212,123	$2,213,129	$2,216,147	$2,244,199

Return on average equity (1)		10.66%	9.48%	9.61%	10.08%	9.70%
Return on average tangible equity (2)		23.15%	20.64%	20.98%	21.91%	21.03%
___________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	June 30,	December 31,
Tangible Book Value Per Share	2019	2018
	(Dollars in thousands, except per share data)
Stockholders’ equity	$4,852,010	$4,825,588
Less: Intangible assets	2,596,050	2,605,790
Tangible common equity	$2,255,960	$2,219,798

Total assets	$26,344,414	$25,731,354
Less: Intangible assets	2,596,050	2,605,790
Tangible assets	$23,748,364	$23,125,564

Equity to assets ratio	18.42%	18.75%
Tangible common equity ratio (1)	9.50%	9.60%
Book value per share	$40.49	$39.17
Tangible book value per share (2)	$18.83	$18.02
Shares outstanding	119,829,104	123,189,833
_______________________________________

(1)	Tangible common equity divided by tangible assets.

(2)	Tangible common equity divided by shares outstanding.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Earnings Summary:
Net interest income	$260,898	$254,876	$262,332	$515,774	$518,832
Provision for credit losses	(8,000)	(4,000)	(17,500)	(12,000)	(21,500)
Noninterest income	50,893	31,064	39,638	81,957	78,197
Noninterest expense	(125,427)	(126,287)	(126,449)	(251,714)	(253,844)
Earnings before income taxes	178,364	155,653	158,021	334,017	321,685
Income tax expense	(50,239)	(43,049)	(42,286)	(93,288)	(87,674)
Net earnings	$128,125	$112,604	$115,735	$240,729	$234,011

Performance Measures:
Diluted earnings per share	$1.07	$0.92	$0.92	$1.99	$1.85
Annualized return on:
Average assets	1.99%	1.77%	1.93%	1.88%	1.96%
Average tangible equity (1)(2)	23.15%	20.64%	20.98%	21.91%	21.03%
Net interest margin (tax equivalent)	4.72%	4.69%	5.18%	4.70%	5.15%
Yield on average loans and leases (tax equivalent)	6.26%	6.16%	6.30%	6.21%	6.21%
Cost of average total deposits	0.81%	0.73%	0.37%	0.77%	0.34%
Efficiency ratio	41.6%	42.4%	39.8%	42.0%	40.7%
_____________________________

(1)	Calculation reduces average stockholder's equity by average intangible assets.

(2)	See "- Non-GAAP Measurements."
Second Quarter of 2019 Compared to First Quarter of 2019
Net earnings for the second quarter of 2019 were $128.1 million, or $1.07 per diluted share, compared to net earnings for the first quarter of 2019 of $112.6 million, or $0.92 per diluted share. The $15.5 million increase in net earnings from the prior quarter was due primarily to higher noninterest income of $19.8 million, higher net interest income of $6.0 million, and lower noninterest expense of $0.9 million, offset partially by higher provision for credit losses of $4.0 million and higher income tax expense of $7.2 million. Noninterest income increased due mainly to a $20.0 million increase in the gain on sale of securities. Net interest income increased due mostly to a higher yield on average loans and leases, a higher balance of average loans and leases, and one more day in the second quarter of 2019 compared to the first quarter of 2019. Noninterest expense decreased due primarily to a $1.9 million decrease in compensation expense, offset partially by a $1.1 million increase in other expense. The provision for credit losses increased due mainly to higher specific provisions for credit losses on impaired loans during the second quarter of 2019, substantially all of which were charged off during the quarter.

Second Quarter of 2019 Compared to Second Quarter of 2018
Net earnings for the second quarter of 2019 were $128.1 million, or $1.07 per diluted share, compared to net earnings for the second quarter of 2018 of $115.7 million, or $0.92 per diluted share. The $12.4 million increase in net earnings was due primarily to higher noninterest income of $11.3 million, a lower provision for credit losses of $9.5 million, and lower noninterest expense of $1.0 million, offset partially by lower net interest income of $1.4 million and higher income tax expense of $8.0 million. Noninterest income increased due mostly to a higher gain on sale of securities of $21.9 million, offset partially by lower other income of $7.5 million and lower dividends and gains on equity investments of $2.1 million. The provision for credit losses decreased due primarily to higher recoveries and lower provisions for the reserve for unfunded loan commitments during the second quarter of 2019. Noninterest expense declined due mainly to lower insurance and assessments expense of $1.2 million. Net interest income decreased due to interest expense growth of $27.5 million exceeding interest income growth of $26.0 million.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net earnings for the six months ended June 30, 2019 were $240.7 million, or $1.99 per diluted share, compared to net earnings for the six months ended June 30, 2018 of $234.0 million, or $1.85 per diluted share. The $6.7 million increase in net earnings was due primarily to a lower provision for credit losses of $9.5 million, higher noninterest income of $3.8 million, and lower noninterest expense of $2.1 million, offset partially by lower net interest income of $3.1 million and higher income tax expense of $5.6 million. The provision for credit losses decreased due primarily to lower provisions for the reserve for unfunded loan commitments during the first six months of 2019. Noninterest income increased due mostly to a higher gain on sale of securities of $17.8 million, offset partially by lower other income of $8.4 million and a lower gain on sale of loans of $4.3 million. Noninterest expense declined due mainly to lower insurance and assessments expense of $2.9 million and lower intangible asset amortization of $2.2 million, offset partially by higher occupancy expense of $2.0 million. Net interest income decreased due to interest expense growth of $55.9 million exceeding interest income growth of $52.8 million.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	June 30, 2019			March 31, 2019			June 30, 2018
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$18,239,690	$284,513	6.26%	$18,064,230	$274,513	6.16%	$16,576,361	$260,529	6.30%
Investment securities (2)(4)	3,790,436	29,462	3.12%	3,968,531	30,572	3.12%	3,803,590	29,967	3.16%
Deposits in financial institutions	228,702	1,349	2.37%	111,950	650	2.35%	112,170	484	1.73%
Total interest‑earning assets (2)	22,258,828	315,324	5.68%	22,144,711	305,735	5.60%	20,492,121	290,980	5.70%
Other assets	3,590,361			3,631,238			3,507,516
Total assets	$25,849,189			$25,775,949			$23,999,637

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$3,242,960	10,644	1.32%	$3,041,822	9,321	1.24%	$2,243,767	3,932	0.70%
Money market	5,046,021	14,604	1.16%	5,274,987	14,908	1.15%	5,013,119	8,072	0.65%
Savings	525,648	227	0.17%	553,032	242	0.18%	656,310	245	0.15%
Time	2,731,156	13,245	1.95%	2,286,932	9,764	1.73%	1,790,415	4,118	0.92%
Total interest‑bearing deposits	11,545,785	38,720	1.35%	11,156,773	34,235	1.24%	9,703,611	16,367	0.68%
Borrowings	1,142,223	7,210	2.53%	1,218,319	7,710	2.57%	549,665	2,649	1.93%
Subordinated debentures	454,901	7,705	6.79%	454,203	7,738	6.91%	451,973	7,166	6.36%
Total interest‑bearing liabilities	13,142,909	53,635	1.64%	12,829,295	49,683	1.57%	10,705,249	26,182	0.98%
Noninterest‑bearing demand deposits	7,544,027			7,783,652			8,253,413
Other liabilities	343,364			347,037			208,495
Total liabilities	21,030,300			20,959,984			19,167,157
Stockholders’ equity	4,818,889			4,815,965			4,832,480
Total liabilities and
stockholders' equity	$25,849,189			$25,775,949			$23,999,637
Net interest income (2)		$261,689			$256,052			$264,798
Net interest rate spread (2)			4.04%			4.03%			4.72%
Net interest margin (2)			4.72%			4.69%			5.18%

Total deposits (5)	$19,089,812	$38,720	0.81%	$18,940,425	$34,235	0.73%	$17,957,024	$16,367	0.37%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Tax equivalent.

(3)	Includes discount accretion on acquired loans of $3.1 million, $3.0 million, and $8.7 million for the three months ended June 30, 2019, March 31, 2019, and June 30, 2018, respectively.

(4)
Includes tax-equivalent adjustments of $0.5 million, $0.9 million, and $2.2 million for the three months ended June 30, 2019, March 31, 2019, and June 30, 2018, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.

(5)
Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

	Six Months Ended
	June 30, 2019			June 30, 2018
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$18,152,444	$559,026	6.21%	$16,628,951	$511,789	6.21%
Investment securities (2)(4)	3,878,991	60,035	3.12%	3,745,870	57,902	3.12%
Deposits in financial institutions	170,649	1,999	2.36%	131,315	1,036	1.59%
Total interest‑earning assets (2)	22,202,084	621,060	5.64%	20,506,136	570,727	5.61%
Other assets	3,610,687			3,529,059
Total assets	$25,812,771			$24,035,195

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$3,142,946	19,965	1.28%	$2,277,689	6,982	0.62%
Money market deposits	5,159,871	29,512	1.15%	5,025,550	14,884	0.60%
Savings deposits	539,264	469	0.18%	670,662	503	0.15%
Time deposits	2,510,271	23,009	1.85%	1,856,820	7,816	0.85%
Total interest‑bearing deposits	11,352,352	72,955	1.30%	9,830,721	30,185	0.62%
Borrowings	1,180,060	14,920	2.55%	395,336	3,569	1.82%
Subordinated debentures	454,554	15,443	6.85%	456,784	13,703	6.05%
Total interest‑bearing liabilities	12,986,966	103,318	1.60%	10,682,841	47,457	0.90%
Noninterest‑bearing demand deposits	7,663,177			8,282,099
Other liabilities	345,193			203,601
Total liabilities	20,995,336			19,168,541
Stockholders’ equity	4,817,435			4,866,654
Total liabilities and
stockholders' equity	$25,812,771			$24,035,195
Net interest income (2)		$517,742			$523,270
Net interest rate spread (2)			4.04%			4.71%
Net interest margin (2)			4.70%			5.15%

Total deposits (5)	$19,015,529	$72,955	0.77%	$18,112,820	$30,185	0.34%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Tax equivalent.

(3)	Includes discount accretion on acquired loans of $6.2 million and $16.3 million for the six months ended June 30, 2019 and 2018, respectively.

(4)
Includes tax-equivalent adjustments of $1.4 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.

(5)
Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

Second Quarter of 2019 Compared to First Quarter of 2019
Net interest income increased by $6.0 million to $260.9 million for the second quarter of 2019 compared to $254.9 million for the first quarter of 2019 due to a higher yield on average loans and leases, a higher balance of average loans and leases, and one more day in the second quarter of 2019, offset partially by higher deposit costs. The tax equivalent yield on average loans and leases was 6.26% for the second quarter of 2019 compared to 6.16% for the first quarter of 2019. The increase in the yield on average loans and leases was due principally to loan prepayment fees being $6.3 million higher in the second quarter compared to the first quarter. The prepayment fees added 14 basis points to the second quarter yield on average loans and leases and were primarily from two loans. Prepayment fees added zero basis points to the loan and lease yield in the first quarter.
The tax equivalent NIM was 4.72% for the second quarter of 2019 compared to 4.69% for the first quarter of 2019. The increase in tax equivalent NIM was due mainly to higher loan prepayment fees, partially offset by higher deposit costs. The prepayment fees added 11 basis points to the second quarter NIM.
The cost of average total deposits increased to 0.81% for the second quarter of 2019 from 0.73% for the first quarter of 2019. The increase was driven primarily by a lower balance of average noninterest-bearing deposits and higher rates paid on deposits.
Second Quarter of 2019 Compared to Second Quarter of 2018
Net interest income decreased by $1.4 million to $260.9 million for the second quarter of 2019 compared to $262.3 million for the second quarter of 2018 due to interest expense growth exceeding interest income growth. Interest expense increased by $27.5 million due mainly to a higher cost and balance of average total deposits, a lower balance of average noninterest-bearing deposits, and a higher cost and balance of average borrowings. Interest income increased by $26.0 million due primarily to a higher balance of average loans and leases. The tax equivalent yield on average loans and leases was 6.26% for the second quarter of 2019 compared to 6.30% for the same quarter of 2018. The decrease in the yield on average loans and leases was due in part to lower discount accretion on acquired loans (seven basis points in the second quarter of 2019 compared to 21 basis points in the second quarter of 2018). The decrease in loan yield was also influenced by the credit de-risking initiatives taken over the last couple of years which has seen the replacement of higher yielding loans, such as cash flow, with lower yielding multi-family and equity fund loans. Partially offsetting these factors were higher loan prepayment fees in the second quarter of 2019 that added 14 basis points to the yield on average loans and leases.
The tax equivalent NIM was 4.72% for the second quarter of 2019 compared to 5.18% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to higher deposit and borrowing costs, as well as the decrease in the yield on average loans and leases as described above. Total discount accretion on acquired loans contributed six basis points to the NIM for the second quarter of 2019 compared to 17 basis points for the second quarter of 2018. Tax-exempt interest income on investment securities contributed one basis points to the tax equivalent NIM for the second quarter of 2019 and four basis points for the second quarter of 2018.
The cost of average total deposits increased to 0.81% for the second quarter of 2019 from 0.37% for the second quarter of 2018 due mainly to higher rates paid on deposits in conjunction with increased market rates, along with a shift in our deposit mix resulting from increases in average interest-bearing deposits and a decrease in average noninterest-bearing demand deposits.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net interest income decreased by $3.1 million to $515.8 million for the six months ended June 30, 2019 compared to $518.8 million for the six months ended June 30, 2018 due to interest expense growth exceeding interest income growth. Interest expense increased by $55.9 million due mainly to a higher cost and balance of average total deposits, a lower balance of average noninterest-bearing deposits, and a higher cost and balance of average borrowings. Interest income increased by $52.8 million due primarily to a higher balance of average loans and leases. The tax equivalent yield on average loans and leases was 6.21% for the six months ended June 30, 2019, unchanged from the same period in 2018. Factors impacting the yield on average loans and leases were lower discount accretion during the six months ended June 30, 2019 and our credit de-risking initiatives taken over the last couple of years that has seen the replacement of higher yielding loans, such as cash flow, with lower yielding multi-family and equity fund loans, offset by higher loan prepayment fees during the six months ended June 30, 2019 and the repricing of variable-rate loans attributable to higher short-term interest rates. Total discount accretion on acquired loans contributed seven basis points to the yield on average loans and leases for the six months ended June 30, 2019 compared to 19 basis points for the six months ended June 30, 2018. Loan prepayment fees added seven basis points to the yield on average loans and leases for the six months ended June 30, 2019.
The tax equivalent NIM for the six months ended June 30, 2019 was 4.70% compared to 5.15% for the same period last year. The decrease in the tax equivalent NIM was due mostly to higher deposit and borrowing costs. Tax-exempt interest income on investment securities contributed one basis point to the tax equivalent NIM for the six months ended June 30, 2019 and four basis points for the six months ended June 30, 2018 due to a decrease in the size of our municipal securities portfolio.
The cost of average total deposits increased to 0.77% for the six months ended June 30, 2019 from 0.34% for the six months ended June 30, 2018 due mainly to higher rates paid on deposits in conjunction with increased market rates, along with a shift in our deposit mix resulting from increases in average interest-bearing deposits and a decrease in average noninterest-bearing demand deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$10,000	$4,000	$15,000	$14,000	$14,774
(Reduction in) addition to reserve for unfunded
loan commitments	(2,000)	—	2,500	(2,000)	6,726
Total provision for credit losses	$8,000	$4,000	$17,500	$12,000	$21,500

Credit Quality Metrics:
Net charge‑offs on loans and leases held for
investment (1)	$11,244	$191	$17,136	$11,435	$22,091
Annualized net charge‑offs to average loans and leases	0.25%	—%	0.41%	0.13%	0.27%
At period end:
Allowance for credit losses	$169,898	$173,142	$167,500
Allowance for credit losses to loans and leases
held for investment	0.92%	0.95%	0.99%
Allowance for credit losses to nonaccrual
loans and leases held for investment	209.1%	195.6%	147.3%

Nonaccrual loans and leases held for investment	$81,265	$88,527	$113,745
Performing TDRs held for investment	16,464	17,027	58,148
Total impaired loans and leases	$97,729	$105,554	$171,893

Classified loans and leases held for investment	$190,979	$190,305	$236,292
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

We recorded a provision for credit losses of $8.0 million in the second quarter of 2019, $4.0 million in the first quarter of 2019, and $17.5 million in the second quarter of 2018. The provision for credit losses was $12.0 million for the six months ended June 30, 2019 compared to $21.5 million for the six months ended June 30, 2018.
The $4.0 million increase in the provision for credit losses for the second quarter of 2019 compared to the first quarter of 2019 was due mainly to higher specific provisions for credit losses on impaired loans during the second quarter of 2019, substantially all of which were charged off during the quarter.
The $9.5 million decrease in the provision for credit losses for the second quarter of 2019 compared to the second quarter of 2018 was due mainly to higher recoveries and lower provisions for the reserve for unfunded loan commitments during the second quarter of 2019.
The $9.5 million decrease in the provision for credit losses for the first six months of 2019 compared to the same period last year was due primarily to lower provisions for the reserve for unfunded loan commitments during the first six months of 2019.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Noninterest Income	2019	2019	2018	2019	2018
	(In thousands)
Other commissions and fees	$11,590	$11,008	$11,767	$22,598	$22,032
Leased equipment income	9,182	9,282	9,790	18,464	19,377
Service charges on deposit accounts	3,771	3,730	4,265	7,501	8,439
Gain on sale of loans and leases	326	—	106	326	4,675
Gain on sale of securities	22,192	2,161	253	24,353	6,564
Other income:
Dividends and (losses) gains on equity investments	(83)	296	1,992	213	2,243
Warrant income	1,214	2,279	1,225	3,493	1,473
Other	2,701	2,308	10,240	5,009	13,394
Total noninterest income	$50,893	$31,064	$39,638	$81,957	$78,197
Second Quarter of 2019 Compared to First Quarter of 2019
Noninterest income increased by $19.8 million to $50.9 million for the second quarter of 2019 compared to $31.1 million for the first quarter of 2019 due mainly to a $20.0 million increase in the gain on sale of securities attributable to a net gain of $22.2 million on sales of $980.4 million of securities in the second quarter of 2019 compared to a net gain of $2.2 million on sales of $405.8 million of securities in the first quarter of 2019 as we repositioned a portion of our securities portfolio in the second quarter of 2019 to shorten the duration of the portfolio and to enhance liquidity.

Second Quarter of 2019 Compared to Second Quarter of 2018
Noninterest income increased by $11.3 million to $50.9 million for the second quarter of 2019 compared to $39.6 million for the second quarter of 2018 due mainly to a $21.9 million increase in the gain on sale of securities, offset partially by decreases of $7.5 million in other income and $2.1 million in dividends and gains on equity investments. The increase in gain on sale of securities was attributable to a net gain of $22.2 million on sales of $980.4 million of securities in the second quarter of 2019 compared to a net gain of $0.3 million on sales of $62.3 million of securities in the second quarter of 2018 as we repositioned a portion of our securities portfolio in the second quarter of 2019 to shorten the duration of the portfolio and to enhance liquidity. Other income decreased due primarily to lower gains on early lease terminations in the second quarter of 2019 as compared to the same period in 2018. Dividends and gains on equity investments decreased due primarily to lower gains on the sale of equity investments and lower dividends received in the second quarter of 2019 as compared to the same period in 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Noninterest income increased by $3.8 million to $82.0 million for the six months ended June 30, 2019 compared to $78.2 million for the six months ended June 30, 2018 due mostly to a higher gain on sale of securities of $17.8 million, offset partially by decreases of $8.4 million in other income, $4.3 million in gain on sale of loans and leases, and $2.0 million in dividends and gains on equity investments. The increase in gain on sale of securities was attributable to a net gain of $24.4 million on sales of $1.4 billion of securities during the six months ended June 30, 2019 compared to a net gain of $6.6 million on sales of $362.2 million of securities during the six months ended June 30, 2018. Other income decreased due primarily to lower gains on early lease terminations in the first six months of 2019 as compared to the same period in 2018. The decrease in gain on sale of loans was attributable to a net gain of $0.3 million on sales of $80.1 million of loans and leases during the six months ended June 30, 2019 compared to a net gain of $4.7 million on sales of $638.6 million of loans and leases during the six months ended June 30, 2018. The loans and leases sold in 2018 include sales in the first quarter of 2018 of our largest nonaccrual loan for a $2.4 million gain and the settlement of our December 31, 2017 loans held for sale of $481.1 million for a $1.3 million gain. Dividends and gains on equity investments decreased due primarily to lower gains on the sale of equity investments and lower dividends received in the first six months of 2019 as compared to the same period in 2018.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Noninterest Expense	2019	2019	2018	2019	2018
	(In thousands)
Compensation	$68,956	$70,845	$69,913	$139,801	$140,936
Occupancy	14,457	14,320	13,575	28,777	26,798
Data processing	6,817	6,925	6,896	13,742	13,555
Leased equipment depreciation	5,558	5,651	5,237	11,209	10,612
Intangible asset amortization	4,870	4,870	5,587	9,740	11,933
Other professional services	4,629	4,513	5,257	9,142	9,696
Insurance and assessments	4,098	4,038	5,330	8,136	11,057
Loan expense	3,451	2,885	3,058	6,336	5,329
Acquisition, integration and reorganization costs	—	618	—	618	—
Foreclosed assets (income) expense, net	(146)	29	(61)	(117)	(183)
Other	12,737	11,593	11,657	24,330	24,111
Total noninterest expense	$125,427	$126,287	$126,449	$251,714	$253,844

Second Quarter of 2019 Compared to First Quarter of 2019
Noninterest expense decreased by $0.9 million to $125.4 million for the second quarter of 2019 compared to $126.3 million for the first quarter of 2019 attributable primarily to a decrease of $1.9 million in compensation expense, offset partially by a $1.1 million increase in other expense. Compensation expense decreased due mainly to lower payroll taxes and higher deferred loan origination costs. Other expense increased primarily due to a loss on the early termination of a lease.
Second Quarter of 2019 Compared to Second Quarter of 2018
Noninterest expense decreased by $1.0 million to $125.4 million for the second quarter of 2019 compared to $126.4 million for the second quarter of 2018 due mainly to decreases of $1.2 million in insurance and assessments expense and $1.0 million in compensation expense, offset partially by an increase of $1.1 million in other expense. Insurance and assessments expense decreased due primarily to the ending in the fourth quarter of 2018 of a 4.5 basis point surcharge on the FDIC insurance assessments of depository institutions with more than $10 billion in total consolidated assets. Compensation expense decreased due primarily to lower stock compensation expense and lower bonus expense, offset partially by higher payroll taxes. Other expense increased due primarily to higher customer-related third party expense.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Noninterest expense decreased by $2.1 million to $251.7 million for the six months ended June 30, 2019 compared to $253.8 million for the six months ended June 30, 2018 due mainly to decreases of $2.9 million in insurance and assessments expense and $2.2 million in intangible asset amortization, offset partially by increases of $2.0 million in occupancy expense and $1.0 million in loan expense. Insurance and assessments expense decreased due primarily to the ending in the fourth quarter of 2018 of a 4.5 basis point surcharge on the FDIC insurance assessments of depository institutions with more than $10 billion in total consolidated assets. Intangible asset amortization declined due mostly to lower amortization on the Square 1 and CUB intangible assets. Occupancy expense increased due mainly to a greater number of properties leased in 2019 as compared to 2018 and due to operating lease ROU asset impairments recorded in 2019. Loan expense increased due primarily to higher loan servicing expense.
Income Taxes
The effective tax rate for the second quarter of 2019 was 28.2% compared to 27.7% for the first quarter of 2019 and 26.8% for the second quarter of 2018. The effective tax rate was 27.9% and 27.3% for the six months ended June 30, 2019 and 2018. The Company’s blended statutory tax rate for federal and state is 28.3% and the effective tax rate for the full year 2019 is estimated to be in the range of 27-28%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	June 30, 2019			March 31, 2019			December 31, 2018
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential CMOs	$1,150,474	30%	3.5	$717,776	18%	4.1	$632,850	16%	4.3
Agency commercial MBS	1,058,846	28%	5.0	1,078,911	27%	5.1	1,112,704	28%	4.9
Municipal securities	736,570	19%	7.3	1,185,001	30%	7.1	1,312,194	33%	7.3
Agency residential MBS	351,360	9%	3.4	343,176	9%	3.4	281,088	7%	3.7
Asset-backed securities	227,121	6%	0.9	185,156	5%	0.9	81,385	2%	2.4
Private label residential CMOs	112,037	3%	4.6	123,247	3%	3.5	101,205	2%	4.2
Collateralized loan obligations	93,802	3%	0.1	—	—%	—	—	—%	—
SBA securities	51,812	1%	4.0	52,024	1%	4.1	67,047	2%	3.5
Corporate debt securities	20,034	1%	11.4	18,700	—%	11.0	17,553	—%	11.0
U.S. Treasury securities	5,188	—%	3.6	290,717	7%	2.5	403,405	10%	3.0
Total securities available-
for-sale	$3,807,244	100%	4.5	$3,994,708	100%	5.0	$4,009,431	100%	5.2
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	June 30, 2019
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$183,273	25%
Washington	115,878	16%
Utah	66,599	9%
New York	52,236	7%
Texas	43,117	6%
Idaho	37,974	5%
Florida	29,840	4%
Oregon	26,073	3%
Illinois	24,944	3%
Ohio	19,020	3%
Total of ten largest states	598,954	81%
All other states	137,616	19%
Total municipal securities	$736,570	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	June 30, 2019		March 31, 2019		December 31, 2018
		% of		% of		% of
Loan and Lease Portfolio	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$328,089	2%	$415,314	2%	$451,776	3%
Hospitality	534,765	3%	587,675	3%	575,516	3%
SBA program	557,070	3%	553,563	3%	559,113	3%
Other commercial real estate	3,015,350	16%	3,083,958	17%	3,237,893	18%
Total commercial real estate mortgage	4,435,274	24%	4,640,510	25%	4,824,298	27%
Income producing and other residential	3,534,999	19%	3,406,373	18%	2,971,213	16%
Other residential real estate	105,753	1%	112,575	1%	122,630	1%
Total income producing and other
residential real estate mortgage	3,640,752	20%	3,518,948	19%	3,093,843	17%
Total real estate mortgage	8,076,026	44%	8,159,458	44%	7,918,141	44%
Real estate construction and land:
Commercial	972,891	5%	943,596	5%	912,583	5%
Residential	1,403,239	8%	1,408,128	8%	1,321,073	8%
Total real estate construction and land	2,376,130	13%	2,351,724	13%	2,233,656	13%
Total real estate	10,452,156	57%	10,511,182	57%	10,151,797	57%
Commercial:
Lender finance & timeshare	2,021,989	11%	1,860,670	10%	1,780,731	10%
Equipment finance	764,662	4%	749,124	4%	734,331	4%
Other asset-based	407,923	2%	422,623	3%	434,005	2%
Premium finance	411,433	2%	389,785	2%	356,354	2%
Total asset-based	3,606,007	19%	3,422,202	19%	3,305,421	18%
Equity fund loans	1,115,677	6%	871,399	5%	797,500	4%
Early stage	221,274	1%	207,431	1%	225,566	1%
Expansion stage	785,003	4%	858,711	5%	908,047	5%
Late stage	72,789	1%	89,909	—%	107,635	1%
Total venture capital	2,194,743	12%	2,027,450	11%	2,038,748	11%
Secured business loans	557,111	3%	744,179	4%	788,012	4%
Security monitoring	630,210	3%	632,899	3%	643,369	4%
Other lending	498,561	3%	485,936	3%	514,947	3%
Cash flow	87,682	1%	111,688	1%	114,098	1%
Total other commercial	1,773,564	10%	1,974,702	11%	2,060,426	12%
Total commercial	7,574,314	41%	7,424,354	41%	7,404,595	41%
Consumer	446,382	2%	372,161	2%	401,321	2%
Total loans and leases held for investment,
net of deferred fees	$18,472,852	100%	$18,307,697	100%	$17,957,713	100%

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	June 30, 2019		December 31, 2018
		% of		% of
Real Estate Loans by State	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$6,249,546	60%	$5,798,045	57%
New York	747,155	7%	855,644	8%
Florida	451,413	4%	547,054	5%
Texas	336,653	3%	378,834	4%
Washington	305,143	3%	253,545	3%
Oregon	274,567	3%	227,067	2%
Virginia	193,334	2%	206,920	2%
Arizona	185,604	2%	235,425	2%
Illinois	179,592	2%	154,808	2%
New Jersey	158,840	1%	179,045	2%
Total of 10 largest states	9,081,847	87%	8,836,387	87%
All other states	1,370,309	13%	1,315,410	13%
Total real estate loans held for investment, net of deferred fees	$10,452,156	100%	$10,151,797	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

	Three Months Ended	Six Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	June 30, 2019	June 30, 2019
	(Dollars in thousands)
Balance, beginning of period	$18,307,697	$17,957,713
Additions:
Production	1,436,299	2,611,137
Disbursements	1,293,747	2,486,719
Total production and disbursements	2,730,046	5,097,856
Reductions:
Payoffs	(1,529,213)	(2,462,513)
Paydowns	(979,987)	(2,018,951)
Total payoffs and paydowns	(2,509,200)	(4,481,464)
Sales	(38,054)	(54,990)
Transfers to foreclosed assets	—	(37)
Charge-offs	(17,637)	(21,102)
Transfers to loans held for sale	—	(25,124)
Total reductions	(2,564,891)	(4,582,717)
Balance, end of period	$18,472,852	$18,472,852

Weighted average rate on production (2)	5.15%	5.13%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)
The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 32 basis points to loan yields for the six months ended June 30, 2019.

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
A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We assess our loans and leases for impairment on an ongoing basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure impairment of a loan or lease based upon the fair value of the underlying collateral if the loan or lease is collateral-dependent or the present value of cash flows, discounted at the effective interest rate, if the loan or lease is not collateral-dependent. To the extent a loan or lease balance exceeds the estimated collectable value, a specific reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent. Impaired loans and leases with outstanding balances less than or equal to $250,000 may not be individually assessed for impairment but would be assessed with reserves based on the average loss severity on historical impaired loans with similar risk characteristics.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Allowance for Credit Losses Data	2019	2019	2018	2018
	(Dollars in thousands)
Allowance for loan and lease losses	$135,037	$136,281	$132,472	$132,139
Reserve for unfunded loan commitments	34,861	36,861	36,861	35,361
Total allowance for credit losses	$169,898	$173,142	$169,333	$167,500

Allowance for credit losses to loans and leases held for investment	0.92%	0.95%	0.94%	0.99%
Allowance for credit losses to nonaccrual loans and leases held for investment	209.1%	195.6%	213.5%	147.3%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Roll Forward	2019	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period (1)	$173,142	$169,333	$167,136	$169,333	$168,091
Provision for credit losses:
Addition to allowance for loan and lease losses	10,000	4,000	15,000	14,000	14,774
(Reduction in) addition to reserve for unfunded
loan commitments	(2,000)	—	2,500	(2,000)	6,726
Total provision for credit losses	8,000	4,000	17,500	12,000	21,500
Loans and leases charged off:
Real estate mortgage	(534)	(196)	(4,747)	(730)	(7,344)
Real estate construction and land	—	—	—	—	—
Commercial	(16,927)	(3,003)	(13,424)	(19,930)	(22,949)
Consumer	(176)	(266)	(64)	(442)	(95)
Total loans and leases charged off	(17,637)	(3,465)	(18,235)	(21,102)	(30,388)
Recoveries on loans charged off:
Real estate mortgage	240	143	119	383	1,776
Real estate construction and land	—	—	18	—	27
Commercial	6,080	3,106	912	9,186	6,399
Consumer	73	25	50	98	95
Total recoveries on loans charged off	6,393	3,274	1,099	9,667	8,297
Net charge-offs	(11,244)	(191)	(17,136)	(11,435)	(22,091)
Balance, end of period	$169,898	$173,142	$167,500	$169,898	$167,500

Annualized net charge-offs to average loans and leases	0.25%	—%	0.41%	0.13%	0.27%
_________________________________________

(1)	The allowance for credit losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance for the six months ended June 30, 2018.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Charge-offs	2019	2019	2018	2019	2018
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	—	—	—	—
SBA program	534	96	111	630	2,126
Other commercial real estate	—	9	4,492	9	5,013
Total commercial real estate mortgage	534	105	4,603	639	7,139
Income producing and other residential	—	—	144	—	144
Other residential real estate	—	91	—	91	61
Total income producing and other residential
real estate mortgage	—	91	144	91	205
Total real estate mortgage	534	196	4,747	730	7,344
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—
Commercial:
Lender finance & timeshare	—	—	—	—	8
Equipment finance	—	—	2,934	—	2,934
Other asset-based	11,800	—	—	11,800	360
Premium finance	—	—	—	—	—
Total asset-based	11,800	—	2,934	11,800	3,302
Expansion stage	1,463	204	2,195	1,667	4,669
Early stage	—	96	3,888	96	3,721
Equity fund loans	—	—	—	—	—
Late stage	—	—	—	—	—
Total venture capital	1,463	300	6,083	1,763	8,390
Security monitoring	—	1,707	—	1,707	—
Secured business loans	100	9	88	109	553
Other lending	1,182	514	78	1,696	764
Cash flow	2,382	473	4,241	2,855	9,940
Total other commercial	3,664	2,703	4,407	6,367	11,257
Total commercial	16,927	3,003	13,424	19,930	22,949
Consumer	176	266	64	442	95
Total charge-offs	$17,637	$3,465	$18,235	$21,102	$30,388

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Recoveries	2019	2019	2018	2019	2018
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	—	—	—	—
SBA program	88	33	19	121	275
Other commercial real estate	59	72	—	131	162
Total commercial real estate mortgage	147	105	19	252	437
Income producing and other residential	—	—	—	—	1,208
Other residential real estate	93	38	100	131	131
Total income producing and other residential
real estate mortgage	93	38	100	131	1,339
Total real estate mortgage	240	143	119	383	1,776
Real estate construction and land:
Commercial	—	—	11	—	20
Residential	—	—	7	—	7
Total real estate construction and land	—	—	18	—	27
Commercial:
Lender finance & timeshare	1	1	1	2	1
Equipment finance	—	11	—	11	90
Other asset-based	239	79	69	318	119
Premium finance	—	—	—	—	—
Total asset-based	240	91	70	331	210
Expansion stage	1,961	97	(9)	2,058	4,411
Early stage	2,862	2,155	65	5,017	281
Equity fund loans	—	—	—	—	—
Late stage	—	—	—	—	—
Total venture capital	4,823	2,252	56	7,075	4,692
Security monitoring	—	—	—	—	—
Secured business loans	818	627	241	1,445	393
Other lending	190	125	545	315	1,104
Cash flow	9	11	—	20	—
Total other commercial	1,017	763	786	1,780	1,497
Total commercial	6,080	3,106	912	9,186	6,399
Consumer	73	25	50	98	95
Total recoveries	$6,393	$3,274	$1,099	$9,667	$8,297

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	June 30, 2019		March 31, 2019		December 31, 2018
		% of		% of		% of
Deposit Composition	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing demand	$7,299,213	39%	$7,712,409	40%	$7,888,915	42%
Interest checking	3,220,353	17%	3,163,228	16%	2,842,463	15%
Money market	4,578,083	24%	4,714,078	25%	5,043,871	27%
Savings	519,839	3%	537,923	3%	571,422	3%
Total core deposits	15,617,488	83%	16,127,638	84%	16,346,671	87%
Non-core non-maturity deposits	436,833	2%	454,277	2%	518,192	3%
Total non-maturity deposits	16,054,321	85%	16,581,915	86%	16,864,863	90%
Time deposits $250,000 and under	2,284,023	12%	2,258,989	12%	1,593,453	8%
Time deposits over $250,000	467,412	3%	445,023	2%	412,185	2%
Total time deposits	2,751,435	15%	2,704,012	14%	2,005,638	10%
Total deposits	$18,805,756	100%	$19,285,927	100%	$18,870,501	100%
Total deposits decreased by $480.2 million during the second quarter to $18.8 billion, due mainly to a decrease in core deposits of $510.2 million and a decrease in non-core non-maturity deposits of $17.4 million offset partially by an increase in time deposits of $47.4 million. The decrease in core deposits was due primarily to decreases in noninterest-bearing demand deposits and money market deposits of $413.2 million and $136.0 million, offset partially by an increase in interest checking deposits of $57.1 million. At June 30, 2019, core deposits totaled $15.6 billion, or 83% of total deposits, including $7.3 billion of noninterest-bearing demand deposits, or 39% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
June 30, 2019	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$1,045,315	$187,812	$1,233,127
Due in over three months through six months	533,849	168,196	702,045
Due in over six months through twelve months	598,434	91,573	690,007
Total due within twelve months	2,177,598	447,581	2,625,179
Due in over 12 months through 24 months	84,045	18,395	102,440
Due in over 24 months	22,380	1,436	23,816
Total	$2,284,023	$467,412	$2,751,435
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At June 30, 2019, total off-balance sheet client investment funds were $2.0 billion, of which $1.6 billion was managed by PWAM. At December 31, 2018, total off-balance sheet client investment funds were $1.9 billion, of which $1.5 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2019	2019	2018	2018
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$81,265	$88,527	$79,333	$113,745
Accruing loans contractually past due 90 days or more	—	—	—	—
Foreclosed assets, net	1,472	3,291	5,299	2,231
Total nonperforming assets	$82,737	$91,818	$84,632	$115,976

Performing TDRs held for investment	$16,464	$17,027	$17,701	$58,148
Classified loans and leases held for investment	$190,979	$190,305	$237,110	$236,292
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.44%	0.48%	0.44%	0.67%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.45%	0.50%	0.47%	0.69%
Classified loans and leases held for investment
to loans and leases held for investment	1.03%	1.04%	1.32%	1.40%
Nonaccrual Loans and Leases Held for Investment
During the second quarter of 2019, nonaccrual loan and leases held for investment decreased by $7.3 million to $81.3 million at June 30, 2019 due mainly to $14.8 million in nonaccrual additions, offset partially by $16.6 million in charge-offs and $5.5 million in principal payments and other reductions. The decrease in nonaccrual loans and leases by loan portfolio class was attributable primarily to an $11.2 million decrease in nonaccrual asset-based loans as a result of an $11.8 million charge-off of a single loan, a $2.8 million decrease in nonaccrual other commercial loans, offset partially by a $4.3 million increase in nonaccrual commercial real estate mortgage loans and a $2.1 million increase in nonaccrual venture capital loans. As of June 30, 2019, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $45.0 million and represented 55% of total nonaccrual loans and leases.

The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	June 30, 2019		March 31, 2019		30 - 89 Days Past Due
		% of		% of	June 30,	March 31,
		Loan		Loan	2019	2019
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$17,012	0.4%	$12,750	0.3%	$3,948	$6,863
Income producing and other residential	2,883	0.1%	2,444	0.1%	3,262	1,853
Total real estate mortgage	19,895	0.2%	15,194	0.2%	7,210	8,716
Real estate construction and land:
Commercial	390	—%	430	—%	—	—
Residential	—	—%	—	—%	4,672	8,949
Total real estate construction and land	390	—%	430	—%	4,672	8,949
Commercial:
Asset-based	32,236	0.9%	43,406	1.3%	12,382	3,750
Venture capital	22,501	1.0%	20,437	1.0%	—	4,500
Other commercial	5,799	0.3%	8,633	0.4%	439	1,694
Total commercial	60,536	0.8%	72,476	1.0%	12,821	9,944
Consumer	444	0.1%	427	0.1%	964	614
Total held for investment	$81,265	0.4%	$88,527	0.5%	$25,667	$28,223
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Property Type	2019	2019	2018	2018
	(In thousands)
Commercial real estate	$253	$2,041	$2,004	$—
Single-family residence	953	953	953	953
Construction and land development	219	219	219	219
Multi-family	—	—	1,059	1,059
Total OREO, net	1,425	3,213	4,235	2,231
Other foreclosed assets	47	78	1,064	—
Total foreclosed assets	$1,472	$3,291	$5,299	$2,231
During the second quarter of 2019, foreclosed assets decreased by $1.8 million to $1.5 million at June 30, 2019 mainly due to sales of $1.8 million.

Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	June 30, 2019		March 31, 2019		December 31, 2018
		Number		Number		Number
		of		of		of
Performing TDRs	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate mortgage	$10,457	25	$11,355	27	$11,484	27
Real estate construction and land	4,986	2	5,002	2	5,420	2
Commercial	931	8	573	8	692	6
Consumer	90	3	97	3	105	3
Total performing TDRs held for investment	$16,464	38	$17,027	40	$17,701	38
During the second quarter of 2019, performing TDRs held for investment decreased by $0.6 million to $16.5 million at June 30, 2019 attributable primarily to the transfer of performing troubled debt restructured loans to nonaccrual status of $0.4 million and $0.3 million in payoffs and other reductions. The majority of the number of performing TDRs were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Loan and Lease Credit Risk Ratings	2019	2019	2018	2018
	(Dollars in thousands)
Pass	$18,042,569	$17,824,612	$17,459,205	$16,142,052
Special mention	239,304	292,780	261,398	506,848
Classified	190,979	190,305	237,110	236,292
Total loans and leases held for investment,
net of deferred fees	$18,472,852	$18,307,697	$17,957,713	$16,885,192
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio monitoring.
During the second quarter of 2019, classified loans and leases increased by $0.7 million to $191.0 million at June 30, 2019. The increase in classified loans and leases by loan portfolio class was comprised of an $8.4 million increase in classified commercial real estate mortgage loans and a $5.4 million increase in classified other commercial loans, offset partially by an $11.4 million decrease in classified asset-based loans and a $1.0 million decrease in classified venture capital loans.
During the second quarter of 2019, special mention loans and leases decreased by $53.5 million to $239.3 million at June 30, 2019. The decrease in special mention loans and leases by loan portfolio class was comprised of a $36.7 million decrease in special mention asset-based loans, a $14.6 million decrease in special mention commercial real estate mortgage loans, and a $10.9 million decrease in special mention other commercial loans, offset partially by a $5.9 million increase in special mention venture capital loans and a $2.8 million increase in special mention residential real estate construction and land loans.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At June 30, 2019, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At June 30, 2019, such disallowed amounts were $337,000 for the Company and $36,000 for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2019, the Company and Bank were in compliance with the capital conservation buffer requirement. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.50%, such that the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
			Plus Capital
		For Capital	Conservation	For Well
		Adequacy	Buffer Fully	Capitalized
	Actual	Purposes	Phased-In	Requirement
June 30, 2019
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	9.49%	4.00%	4.000%	N/A
CET1 capital (to risk weighted assets)	9.53%	4.50%	7.000%	N/A
Tier 1 capital (to risk weighted assets)	9.53%	6.00%	8.500%	N/A
Total capital (to risk weighted assets)	12.18%	8.00%	10.500%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	10.76%	4.00%	4.000%	5.00%
CET1 capital (to risk weighted assets)	10.80%	4.50%	7.000%	6.50%
Tier 1 capital (to risk weighted assets)	10.80%	6.00%	8.500%	8.00%
Total capital (to risk weighted assets)	11.54%	8.00%	10.500%	10.00%

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2018
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.13%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.01%	4.50%	6.375%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.01%	6.00%	7.875%	N/A	8.50%
Total capital (to risk weighted assets)	12.72%	8.00%	9.875%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	10.80%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	10.68%	4.50%	6.375%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	10.68%	6.00%	7.875%	8.00%	8.50%
Total capital (to risk weighted assets)	11.44%	8.00%	9.875%	10.00%	10.50%
_______________________________________

(1)
Ratios for June 30, 2019 reflect the minimum required plus the fully phased-in capital conservation buffer of 2.50%; ratios for December 31, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018. The capital conservation buffer increased by 0.625% each year through 2019.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $456.1 million at June 30, 2019. At June 30, 2019, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $442.4 million were included in Tier II capital.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $4.2 billion at June 30, 2019, of which $2.7 billion was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $6.0 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $2.0 billion at June 30, 2019, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $2.7 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $141.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of June 30, 2019, there was a $141.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2019, the Bank had $250.0 million of borrowings outstanding through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	June 30,	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2019	2019	2018
	(Dollars in thousands)
Cash and due from banks	$185,075	$224,758	$175,830
Interest-earning deposits in financial institutions	422,663	332,124	209,937
Securities available-for-sale	3,807,244	3,994,708	4,009,431
Less: pledged securities	(493,795)	(495,375)	(458,143)
Total primary liquidity	$3,921,187	$4,056,215	$3,937,055

Ratio of primary liquidity to total deposits	20.9%	21.0%	20.9%

Secondary Liquidity - Off-Balance Sheet	June 30,	March 31,	December 31,
Available Secured Borrowing Capacity	2019	2019	2018
	(In thousands)
Secured borrowing capacity with the FHLB	$4,236,046	$3,966,178	$3,746,970
Less: secured advances outstanding	(1,522,000)	(1,090,000)	(1,040,000)
Available secured borrowing capacity with the FHLB	2,714,046	2,876,178	2,706,970
Available secured borrowing capacity with the FRBSF	1,991,861	2,223,695	2,003,269
Total secondary liquidity	$4,705,907	$5,099,873	$4,710,239

During the three months ended June 30, 2019, the Company's primary liquidity decreased by $135.0 million due primarily to a $187.5 million decrease in securities available-for-sale and a $39.7 million decrease in cash and due from banks, offset partially by a $90.5 million increase in interest-earning deposits in financial institutions. The Company's secondary liquidity decreased by $394.0 million during the second quarter of 2019 due to a $432.0 million increase in the amount borrowed from the secured borrowing line with the FHLB and a $231.8 million decrease in the borrowing capacity on the secured credit line with the FRBSF, offset partially by a $269.9 million increase in the borrowing capacity on the secured borrowing line with the FHLB. The decrease in the borrowing capacity with the FRBSF in the second quarter was due mostly to a decrease in loan collateral pledged to the FRBSF resulting mainly from loan payoffs. The increase in the borrowing capacity with the FHLB in the second quarter was due primarily to an increase in loan collateral pledged for the facility.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At June 30, 2019, core deposits totaled $15.6 billion and represented 83% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available off-balance sheet liquidity.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2019, brokered deposits totaled $1.8 billion, consisting of $1.3 billion of brokered time deposits, $436.8 million of non-maturity brokered accounts, and $2.4 million of other brokered deposits. At December 31, 2018, brokered deposits totaled $1.3 billion, consisting of $729.4 million of brokered time deposits, $518.2 million of non-maturity brokered accounts, and $3.7 million of other brokered deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2019, we were in compliance with all of our established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. Dividends paid by the Bank during the three previous fiscal years exceeded the Bank's net earnings during that same period by $28.5 million. During the three and six months ended June 30, 2019, PacWest received $99.0 million and $179.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $567.1 million at June 30, 2019, for the foreseeable future any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.

At June 30, 2019, PacWest had $101.2 million in cash and due from banks, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program, which terminates on February 29, 2020. See "- Recent Events - Stock Repurchase Program" for additional information.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	June 30, 2019
		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits	$2,625,179	$120,782	$5,474	$—	$2,751,435
Short-term borrowings	1,913,000	—	—	—	1,913,000
Long-term debt obligations (1)	59	—	—	541,102	541,161
Contractual interest (2)	19,917	2,954	150	—	23,021
Operating lease obligations	32,843	55,690	38,753	29,701	156,987
Other contractual obligations	58,834	58,354	14,520	26,014	157,722
Total	$4,649,832	$237,780	$58,897	$596,817	$5,543,326
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At June 30, 2019, our loan commitments and standby letters of credit were $7.6 billion and $387.0 million. The loan commitments, a portion of which result in funded loans, increase our profitability through net interest income when drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 10. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of June 30, 2019, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $49.4 million and $29.3 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $51.0 million and $29.2 million. We recognized a foreign currency translation net gain of $57,000 for the six months ended June 30, 2019 and a foreign currency translation net gain of $57,000 for the six months ended June 30, 2018.
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
We evaluated the results of our NII simulation model and MVE model prepared as of June 30, 2019, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2019. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at June 30, 2019. In order to arrive at the base case, we extend our balance sheet at June 30, 2019 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2019. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of June 30, 2019 assumes interest-bearing deposits reprice at 40% of the change in market rates (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet and forward yield curve as the base scenario, with immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
June 30, 2019	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,074.7	12.3%	4.82%	0.49%
Up 200 basis points	$1,030.2	7.6%	4.65%	0.32%
Up 100 basis points	$984.6	2.9%	4.47%	0.14%
BASE CASE	$957.2	—	4.33%	—
Down 100 basis points	$910.8	(4.8)%	4.18%	(0.15)%
Down 200 basis points	$872.7	(8.8)%	4.17%	(0.16)%
Down 300 basis points	$872.1	(8.9)%	4.08%	(0.25)%
Total base case year 1 tax equivalent NII was $957.2 million at June 30, 2019 compared to $1.03 billion at March 31, 2019. The $74.5 million decrease in year 1 tax equivalent NII was attributable to the flattening of the forward curve and lower forecasted new loan yields.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates, and the least favorable alternate rate vector that we model is the “Bull Steepener,” when short-term rates fall faster than long-term rates. In the “Bear Flattener” scenario, Year 1 tax equivalent NII increases by 2.7%, and in the “Bull Steepener” scenario, Year 1 tax equivalent NII decreases by 0.8%.

Of the $18.5 billion of total loans at June 30, 2019, $11.1 billion have variable interest rate terms (excluding hybrid loans discussed below). Approximately $7.4 billion, or 66%, of the variable interest rate loans as of June 30, 2019 contained interest rate floor provisions, of which approximately $950 million were "in-the-money," meaning the loan coupon will not adjust down if there are future decreases to the index interest rate. The cumulative amount of loans with "in-the-money" floors for assumed additional market rate decreases are as follows:

June 30, 2019
Total Amount of
Loans With
Basis Points of	"In-the-Money"
Rate Decreases	Loan Floors
(Dollars in millions)
50 bps	$1,892
100 bps	$3,210
150 bps	$5,180
200 bps	$6,479
250 bps	$7,372
Additionally, approximately $3.8 billion of variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $941 million, $1.3 billion, and $1.7 billion in the next one, two, and three years.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off‑balance sheet items existing at June 30, 2019.

The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
June 30, 2019	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$5,681.2	$40.2	0.7%	21.6%	117.1%
Up 200 basis points	$5,664.2	$23.3	0.4%	21.5%	116.7%
Up 100 basis points	$5,651.1	$10.1	0.2%	21.5%	116.5%
BASE CASE	$5,641.0	$—	—%	21.4%	116.3%
Down 100 basis points	$5,659.4	$18.5	0.3%	21.5%	116.6%
Down 200 basis points	$5,533.1	$(107.9)	(1.9)%	21.0%	114.0%
Down 300 basis points	$5,319.5	$(321.5)	(5.7)%	20.2%	109.6%
Total base case projected market value of equity was $5.6 billion at June 30, 2019 compared to $5.7 billion at March 31, 2019. The projected market value of equity decreased by $104 million, while the overall MVE sensitivity has shifted to be slightly asset-sensitive. The decrease in base case market value of equity was due primarily to: (1) a $48 million decrease in the mark-to-market adjustment for loans and leases resulting from higher credit spreads used in the loan value calculation, and (2) a $117 million increase in the mark-to-market adjustment for total deposits due to the decrease in market interest rates during the second quarter, offset partially by (3) a $61 million increase in the book value of stockholders' equity due mainly to $128 million of net earnings and a $36 million increase in accumulated other comprehensive income, offset partially by $35 million of stock repurchases under the Stock Repurchase Program and $72 million of cash dividends paid.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the second quarter of 2019:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
April 1 – April 30, 2019	126,574	$38.95	126,574	$154,707
May 1 – May 31, 2019	599,610	$38.00	525,181	$134,707
June 1 – June 30, 2019	265,514	$37.66	265,514	$124,707
Total	991,698	$38.03	917,269
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

10.6	Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan, as amended (Exhibit 10.3 to Form 8-K filed on May 18, 2017 and incorporated herein by reference).
10.7	Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company's Stock Incentive Plan, as amended (Filed herewith).
10.8	Form of Stock Award Agreement and Grant Notice pursuant to the Company's Stock Incentive Plan, as amended (Filed herewith).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2019, March 31, 2019, and June 30, 2018, and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2019, March 31, 2019, and June 30, 2018, and six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements (Filed herewith).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	August 7, 2019	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Accounting Officer