Form 10-Q
period 2019-09-30
PACWEST BANCORP
filed 2019-11-07
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of October 30, 2019, there were 118,212,594 shares of the registrant's common stock outstanding, excluding 1,613,951 shares of unvested restricted stock.

PACWEST BANCORP
SEPTEMBER 30, 2019 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFX	American Financial Exchange	IPO	Initial Public Offering
ALLL	Allowance for Loan and Lease Losses	IRR	Interest Rate Risk
ALM	Asset Liability Management	LIBOR	London Inter-bank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low Income Housing Tax Credit
ASU	Accounting Standards Update	MBS	Mortgage-Backed Securities
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	MVE	Market Value of Equity
BHCA	Bank Holding Company Act of 1956, as amended	NII	Net Interest Income
BOLI	Bank Owned Life Insurance	NIM	Net Interest Margin
CDI	Core Deposit Intangible Assets	Non-PCI	Non-Purchased Credit Impaired
CECL	Current Expected Credit Loss	NSF	Non-Sufficient Funds
CET1	Common Equity Tier 1	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PD/LGD	Probability of Default/Loss Given Default
CPI	Consumer Price Index	PCI	Purchased Credit Impaired
CRA	Community Reinvestment Act	PRSUs	Performance-Based Restricted Stock Units
CRI	Customer Relationship Intangible Assets	PWAM	Pacific Western Asset Management Inc.
CUB	CU Bancorp (a company acquired on October 20, 2017)	ROU	Right-of-use
CU Bank	California United Bank (a wholly-owned subsidiary of CUB)	SBA	Small Business Administration
DBO	California Department of Business Oversight	SEC	Securities and Exchange Commission
DTAs	Deferred Tax Assets	Square 1	Square 1 Financial, Inc. (a company acquired on October 6, 2015)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FASB	Financial Accounting Standards Board	TCJA	Tax Cuts and Jobs Act
FDIC	Federal Deposit Insurance Corporation	TDRs	Troubled Debt Restructurings
FHLB	Federal Home Loan Bank of San Francisco	TRSAs	Time-Based Restricted Stock Awards
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRBSF	Federal Reserve Bank of San Francisco	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$252,596	$175,830
Interest-earning deposits in financial institutions	483,405	209,937
Total cash, cash equivalents, and restricted cash	736,001	385,767
Securities available-for-sale, at fair value	3,817,348	4,009,431
Federal Home Loan Bank stock, at cost	26,865	32,103
Total investment securities	3,844,213	4,041,534
Gross loans and leases held for investment	18,796,011	18,026,365
Deferred fees, net	(60,468)	(68,652)
Allowance for loan and lease losses	(138,552)	(132,472)
Total loans and leases held for investment, net	18,596,991	17,825,241
Equipment leased to others under operating leases	295,854	292,677
Premises and equipment, net	37,926	34,661
Foreclosed assets, net	1,366	5,299
Deferred tax asset, net	—	17,489
Goodwill	2,548,670	2,548,670
Core deposit and customer relationship intangibles, net	42,547	57,120
Other assets	621,059	522,896
Total assets	$26,724,627	$25,731,354

LIABILITIES:
Noninterest-bearing deposits	$7,441,185	$7,888,915
Interest-bearing deposits	12,292,018	10,981,586
Total deposits	19,733,203	18,870,501
Borrowings	1,253,031	1,371,114
Subordinated debentures	456,145	453,846
Accrued interest payable and other liabilities	362,140	210,305
Total liabilities	21,804,519	20,905,766

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at September 30, 2019 and
December 31, 2018; 121,911,989 and 125,079,705 shares issued, respectively, includes
1,619,355 and 1,344,656 shares of unvested restricted stock, respectively)	1,219	1,251
Additional paid-in capital	3,371,032	3,722,723
Retained earnings	1,534,367	1,182,674
Treasury stock, at cost (2,080,797 and 1,889,872 shares at September 30, 2019 and
December 31, 2018)	(82,397)	(74,985)
Accumulated other comprehensive income (loss), net	95,887	(6,075)
Total stockholders' equity	4,920,108	4,825,588
Total liabilities and stockholders' equity	$26,724,627	$25,731,354
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$275,978	$284,236	$264,062	$834,443	$775,447
Investment securities	28,806	28,948	28,061	87,434	81,929
Deposits in financial institutions	2,424	1,349	519	4,423	1,555
Total interest income	307,208	314,533	292,642	926,300	858,931
Interest expense:
Deposits	40,703	38,720	21,121	113,658	51,306
Borrowings	6,852	7,210	3,814	21,772	7,383
Subordinated debentures	7,417	7,705	7,390	22,860	21,093
Total interest expense	54,972	53,635	32,325	158,290	79,782
Net interest income	252,236	260,898	260,317	768,010	779,149
Provision for credit losses	7,000	8,000	11,500	19,000	33,000
Net interest income after provision for credit losses	245,236	252,898	248,817	749,010	746,149
Noninterest income:
Other commissions and fees	10,855	11,590	12,397	33,453	34,429
Leased equipment income	9,615	9,182	9,120	28,079	28,497
Service charges on deposit accounts	3,525	3,771	3,979	11,026	12,418
Gain on sale of loans and leases	765	326	—	1,091	4,675
Gain on sale of securities	908	22,192	826	25,261	7,390
Other income	7,761	3,832	10,590	16,476	27,700
Total noninterest income	33,429	50,893	36,912	115,386	115,109
Noninterest expense:
Compensation	71,424	68,956	72,333	211,225	213,269
Occupancy	14,089	14,457	13,069	42,866	39,867
Data processing	7,044	6,817	6,740	20,786	20,295
Leased equipment depreciation	5,951	5,558	5,001	17,160	15,613
Intangible asset amortization	4,833	4,870	5,587	14,573	17,520
Other professional services	4,400	4,629	6,058	13,542	15,754
Insurance and assessments	4,100	4,098	5,446	12,236	16,503
Loan expense	3,628	3,451	2,249	9,964	7,578
Acquisition, integration and reorganization costs	—	—	800	618	800
Foreclosed assets expense (income), net	8	(146)	(257)	(109)	(440)
Other expense	11,332	12,737	11,127	35,662	35,238
Total noninterest expense	126,809	125,427	128,153	378,523	381,997
Earnings before income taxes	151,856	178,364	157,576	485,873	479,261
Income tax expense	41,830	50,239	41,289	135,118	128,963
Net earnings	$110,026	$128,125	$116,287	$350,755	$350,298

Earnings per share:
Basic	$0.92	$1.07	$0.94	$2.91	$2.79
Diluted	$0.92	$1.07	$0.94	$2.91	$2.79
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(Unaudited)
	(In thousands)
Net earnings	$110,026	$128,125	$116,287	$350,755	$350,298
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	32,759	72,168	(29,267)	167,566	(106,261)
Income tax (expense) benefit related to net unrealized
holding gains (losses) arising during the period	(9,287)	(20,459)	8,344	(47,504)	30,377
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	23,472	51,709	(20,923)	120,062	(75,884)
Reclassification adjustment for net gains
included in net earnings (1)	(908)	(22,192)	(826)	(25,261)	(7,390)
Income tax expense related to reclassification
adjustment	257	6,291	235	7,161	2,113
Reclassification adjustment for net gains
included in net earnings, net of tax	(651)	(15,901)	(591)	(18,100)	(5,277)
Other comprehensive income (loss), net of tax	22,821	35,808	(21,514)	101,962	(81,161)
Comprehensive income	$132,847	$163,933	$94,773	$452,717	$269,137
___________________________________

(1)	Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings.
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2019
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2018	123,189,833	$1,251	$3,722,723	$1,182,674	$(74,985)	$(6,075)	$4,825,588
Cumulative effect of change in
accounting principle (1)	—	—	—	938	—	—	938
Net earnings	—	—	—	112,604	—	—	112,604
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	43,333	43,333
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	195,536	2	5,806	—	—	—	5,808
Restricted stock surrendered	(113,544)	—	—	—	(4,522)	—	(4,522)
Common stock repurchased under
Stock Repurchase Program	(3,070,676)	(31)	(119,556)	—	—	—	(119,587)
Cash dividends paid:
Common stock, $0.60/share	—	—	(73,180)	—	—	—	(73,180)
Balance, March 31, 2019	120,201,149	$1,222	$3,535,793	$1,296,216	$(79,507)	$37,258	$4,790,982
Net earnings	—	—	—	128,125	—	—	128,125
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	35,808	35,808
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	619,653	6	6,715	—	—	—	6,721
Restricted stock surrendered	(74,429)	—	—	—	(2,788)	—	(2,788)
Common stock repurchased under
Stock Repurchase Program	(917,269)	(9)	(34,920)	—	—	—	(34,929)
Cash dividends paid:
Common stock, $0.60/share	—	—	(71,909)	—	—	—	(71,909)
Balance, June 30, 2019	119,829,104	$1,219	$3,435,679	$1,424,341	$(82,295)	$73,066	$4,852,010
Net earnings	—	—	—	110,026	—	—	110,026
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	22,821	22,821
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	5,040	—	7,305	—	—	—	7,305
Restricted stock surrendered	(2,952)	—	—	—	(102)	—	(102)
Cash dividends paid:
Common stock, $0.60/share	—	—	(71,952)	—	—	—	(71,952)
Balance, September 30, 2019	119,831,192	$1,219	$3,371,032	$1,534,367	$(82,397)	$95,887	$4,920,108
________________________

(1)	Impact due to adoption on January 1, 2019 of ASU 2016-02, "Leases (Topic 842)," and the related amendments.
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

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$350,755	$350,298
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,266	25,788
Amortization of net premiums on securities available-for-sale	11,078	19,489
Amortization of intangible assets	14,573	17,520
Amortization of operating lease ROU assets	22,028	—
Provision for credit losses	19,000	33,000
(Gain) loss on sale of foreclosed assets	(406)	35
Provision for losses on foreclosed assets	54	65
Gain on sale of loans and leases	(1,091)	(4,675)
Gain on sale of premises and equipment	(34)	(13)
Gain on sale of securities	(25,261)	(7,390)
Gain on BOLI death benefit	—	(437)
Unrealized (gain) loss on derivatives and foreign currencies, net	(16)	76
Earned stock compensation	19,834	22,882
Decrease (increase) in deferred income taxes, net	14,714	(8,790)
Decrease in other assets	35,631	52,275
Decrease in accrued interest payable and other liabilities	(41,530)	(36,303)
Net cash provided by operating activities	447,595	463,820

Cash flows from investing activities:
Net increase in loans and leases	(894,624)	(446,880)
Proceeds from sales of loans and leases	102,507	646,587
Proceeds from maturities and paydowns of securities available-for-sale	238,487	231,474
Proceeds from sales of securities available-for-sale	1,554,805	500,101
Purchases of securities available-for-sale	(1,444,720)	(910,298)
Net redemptions (purchases) of Federal Home Loan Bank stock	5,238	(10,287)
Proceeds from sales of foreclosed assets	4,322	57
Purchases of premises and equipment, net	(10,990)	(9,250)
Proceeds from sales of premises and equipment	60	49
Proceeds from BOLI death benefit	555	1,901
Net increase in equipment leased to others under operating leases	(19,981)	(6,000)
Net cash used in investing activities	(464,341)	(2,546)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(446,400)	(671,016)
Net increase (decrease) in interest-bearing deposits	1,310,432	(312,429)
Net (decrease) increase in borrowings	(118,083)	1,045,824
Net decrease in subordinated debentures	—	(12,372)
Common stock repurchased and restricted stock surrendered	(161,928)	(313,796)
Cash dividends paid	(217,041)	(214,136)
Net cash provided by (used in) financing activities	366,980	(477,925)

Net increase (decrease) in cash, cash equivalents, and restricted cash	350,234	(16,651)
Cash, cash equivalents, and restricted cash, beginning of period	385,767	398,437
Cash, cash equivalents, and restricted cash, end of period	$736,001	$381,786
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$154,212	$78,884
Cash paid for income taxes	89,505	62,525
Loans transferred to foreclosed assets	37	3,235
Transfers from loans held for investment to loans held for sale	25,124	—
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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located in California, one branch located in Durham, North Carolina, and numerous loan production offices across the country through its Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. National Lending provides asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
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
We have completed 29 acquisitions from May 1, 2000 through September 30, 2019. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.
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
Reclassifications
None.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the nine months ended September 30, 2019 and year ended December 31, 2018 were $118.2 million and $77.0 million. As of September 30, 2019 and December 31, 2018, we pledged cash collateral for our derivative contracts of $3.2 million and $2.6 million.
NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	September 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential CMOs	$1,141,332	$31,627	$(404)	$1,172,555	$634,774	$3,448	$(5,372)	$632,850
Agency commercial MBS	1,063,659	36,539	(181)	1,100,017	1,133,846	383	(21,525)	1,112,704
Municipal securities	675,645	46,336	—	721,981	1,298,514	21,000	(7,320)	1,312,194
Agency residential MBS	313,935	10,995	(1)	324,929	281,486	1,902	(2,300)	281,088
Asset-backed securities	214,153	700	(702)	214,151	81,762	104	(481)	81,385
Collateralized loan obligations	114,149	23	(298)	113,874	—	—	—	—
Private label residential CMOs	89,859	4,011	(2)	93,868	101,313	1,985	(2,093)	101,205
SBA securities	48,805	941	—	49,746	68,158	—	(1,111)	67,047
Corporate debt securities	17,000	4,024	—	21,024	17,000	553	—	17,553
U.S. Treasury securities	4,984	219	—	5,203	401,056	2,437	(88)	403,405
Total	$3,683,521	$135,415	$(1,588)	$3,817,348	$4,017,909	$31,812	$(40,290)	$4,009,431

See Note 11. Fair Value Measurements for information on fair value measurements and methodology.
As of September 30, 2019, securities available-for-sale with a fair value of $495.0 million were pledged as collateral for borrowings, public deposits, and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
During the three months ended September 30, 2019, we sold $143.4 million of securities available-for-sale for a gross realized gain of $1.2 million and a gross realized loss of $0.3 million. During the three months ended September 30, 2018, we sold $130.5 million of securities available-for-sale for a gross realized gain of $1.0 million and a gross realized loss of $0.1 million.
During the nine months ended September 30, 2019, we sold $1.5 billion of securities available-for-sale for a gross realized gain of $29.4 million and a gross realized loss of $4.1 million. During the nine months ended September 30, 2018, we sold $492.7 million of securities available-for-sale for a gross realized gain of $8.1 million and a gross realized loss of $0.7 million.

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

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential CMOs	$172,738	$(389)	$2,127	$(15)	$174,865	$(404)
Agency commercial MBS	176,063	(181)	—	—	176,063	(181)
Agency residential MBS	—	—	435	(1)	435	(1)
Asset-backed securities	115,481	(702)	—	—	115,481	(702)
Collateralized loan obligations	82,606	(298)	—	—	82,606	(298)
Private label residential CMOs	—	—	121	(2)	121	(2)
Total	$546,888	$(1,570)	$2,683	$(18)	$549,571	$(1,588)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential CMOs	$69,859	$(326)	$164,097	$(5,046)	$233,956	$(5,372)
Agency commercial MBS	40,641	(341)	1,020,684	(21,184)	1,061,325	(21,525)
Municipal securities	52,386	(238)	284,915	(7,082)	337,301	(7,320)
Agency residential MBS	60,164	(169)	85,245	(2,131)	145,409	(2,300)
Asset-backed securities	11,548	(38)	35,859	(443)	47,407	(481)
Private label residential CMOs	32,170	(831)	49,237	(1,262)	81,407	(2,093)
SBA securities	249	(1)	66,798	(1,110)	67,047	(1,111)
U.S. Treasury securities	49,729	(88)	—	—	49,729	(88)
Total	$316,746	$(2,032)	$1,706,835	$(38,258)	$2,023,581	$(40,290)

We reviewed the securities that were in an unrealized loss position at September 30, 2019, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2019
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$3,240	$3,248
Due after one year through five years	227,670	232,238
Due after five years through ten years	1,020,128	1,056,640
Due after ten years	2,432,483	2,525,222
Total securities available-for-sale	$3,683,521	$3,817,348

Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(In thousands)
Taxable interest	$22,829	$20,944	$17,618	$63,515	$49,323
Non-taxable interest	5,565	7,547	10,127	22,705	31,510
Dividend income	412	457	316	1,214	1,096
Total interest income on investment securities	$28,806	$28,948	$28,061	$87,434	$81,929

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
	2019	2018
	(In thousands)
Real estate mortgage	$7,908,097	$7,933,859
Real estate construction and land	2,581,317	2,262,710
Commercial	7,898,042	7,428,500
Consumer	408,555	401,296
Total gross loans and leases held for investment	18,796,011	18,026,365
Deferred fees, net	(60,468)	(68,652)
Total loans and leases held for investment, net of deferred fees	18,735,543	17,957,713
Allowance for loan and lease losses	(138,552)	(132,472)
Total loans and leases held for investment, net	$18,596,991	$17,825,241

The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2019
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$2,867	$7,137	$10,004	$4,290,562	$4,300,566
Income producing and other residential	4,551	469	5,020	3,591,338	3,596,358
Total real estate mortgage	7,418	7,606	15,024	7,881,900	7,896,924
Real estate construction and land:
Commercial	—	—	—	1,009,362	1,009,362
Residential	2,622	—	2,622	1,539,490	1,542,112
Total real estate construction and land	2,622	—	2,622	2,548,852	2,551,474
Commercial:
Asset-based	48	662	710	3,810,031	3,810,741
Venture capital	—	—	—	2,209,649	2,209,649
Other commercial	6,742	2,241	8,983	1,849,184	1,858,167
Total commercial	6,790	2,903	9,693	7,868,864	7,878,557
Consumer	795	408	1,203	407,385	408,588
Total	$17,625	$10,917	$28,542	$18,707,001	$18,735,543

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,487	$7,541	$11,028	$4,813,270	$4,824,298
Income producing and other residential	1,557	476	2,033	3,091,810	3,093,843
Total real estate mortgage	5,044	8,017	13,061	7,905,080	7,918,141
Real estate construction and land:
Commercial	—	442	442	912,141	912,583
Residential	1,527	—	1,527	1,319,546	1,321,073
Total real estate construction and land	1,527	442	1,969	2,231,687	2,233,656
Commercial:
Asset-based	47	646	693	3,304,728	3,305,421
Venture capital	4,705	—	4,705	2,034,043	2,038,748
Other commercial	5,181	1,285	6,466	2,053,960	2,060,426
Total commercial	9,933	1,931	11,864	7,392,731	7,404,595
Consumer	581	333	914	400,407	401,321
Total	$17,085	$10,723	$27,808	$17,929,905	$17,957,713

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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2019			December 31, 2018
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$19,515	$4,281,051	$4,300,566	$15,321	$4,808,977	$4,824,298
Income producing and other residential	2,868	3,593,490	3,596,358	2,524	3,091,319	3,093,843
Total real estate mortgage	22,383	7,874,541	7,896,924	17,845	7,900,296	7,918,141
Real estate construction and land:
Commercial	377	1,008,985	1,009,362	442	912,141	912,583
Residential	—	1,542,112	1,542,112	—	1,321,073	1,321,073
Total real estate construction and land	377	2,551,097	2,551,474	442	2,233,214	2,233,656
Commercial:
Asset-based	33,015	3,777,726	3,810,741	32,324	3,273,097	3,305,421
Venture capital	20,131	2,189,518	2,209,649	20,299	2,018,449	2,038,748
Other commercial	22,554	1,835,613	1,858,167	7,380	2,053,046	2,060,426
Total commercial	75,700	7,802,857	7,878,557	60,003	7,344,592	7,404,595
Consumer	653	407,935	408,588	1,043	400,278	401,321
Total	$99,113	$18,636,430	$18,735,543	$79,333	$17,878,380	$17,957,713

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2019, nonaccrual loans and leases totaled $99.1 million and included $10.9 million of loans and leases 90 or more days past due, $6.3 million of loans and leases 30 to 89 days past due, and $81.9 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $79.3 million at December 31, 2018, including $10.7 million of loans and leases 90 or more days past due, $6.6 million of loans and leases 30 to 89 days past due, and $62.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of September 30, 2019, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $53.4 million and represented 54% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	September 30, 2019
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$34,952	$39,309	$4,226,305	$4,300,566
Income producing and other residential	8,670	1,005	3,586,683	3,596,358
Total real estate mortgage	43,622	40,314	7,812,988	7,896,924
Real estate construction and land:
Commercial	377	—	1,008,985	1,009,362
Residential	—	837	1,541,275	1,542,112
Total real estate construction and land	377	837	2,550,260	2,551,474
Commercial:
Asset-based	50,634	41,974	3,718,133	3,810,741
Venture capital	34,489	66,255	2,108,905	2,209,649
Other commercial	58,707	117,931	1,681,529	1,858,167
Total commercial	143,830	226,160	7,508,567	7,878,557
Consumer	778	614	407,196	408,588
Total	$188,607	$267,925	$18,279,011	$18,735,543

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$57,734	$74,785	$4,691,779	$4,824,298
Income producing and other residential	10,521	968	3,082,354	3,093,843
Total real estate mortgage	68,255	75,753	7,774,133	7,918,141
Real estate construction and land:
Commercial	442	7,041	905,100	912,583
Residential	—	1,527	1,319,546	1,321,073
Total real estate construction and land	442	8,568	2,224,646	2,233,656
Commercial:
Asset-based	45,957	48,338	3,211,126	3,305,421
Venture capital	28,731	77,588	1,932,429	2,038,748
Other commercial	92,526	50,136	1,917,764	2,060,426
Total commercial	167,214	176,062	7,061,319	7,404,595
Consumer	1,199	1,015	399,107	401,321
Total	$237,110	$261,398	$17,459,205	$17,957,713

Nonaccrual loans and leases and performing TDRs are considered impaired for reporting purposes. TDRs are a result of rate reductions, term extensions, fee concessions, and debt forgiveness, or a combination thereof.
The following table presents the composition of our impaired loans and leases held for investment, net of deferred fees, by loan portfolio segment as of the dates indicated:

	September 30, 2019			December 31, 2018
			Total			Total
	Nonaccrual		Impaired	Nonaccrual		Impaired
	Loans		Loans	Loans		Loans
	and	Performing	and	and	Performing	and
	Leases	TDRs	Leases	Leases	TDRs	Leases
	(In thousands)
Real estate mortgage	$22,383	$10,292	$32,675	$17,845	$11,484	$29,329
Real estate construction and land	377	4,980	5,357	442	5,420	5,862
Commercial	75,700	980	76,680	60,003	692	60,695
Consumer	653	77	730	1,043	105	1,148
Total	$99,113	$16,329	$115,442	$79,333	$17,701	$97,034

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our impaired loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of and for the dates indicated:

	September 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$485	$485	$71	$1,736	$1,648	$170
Income producing and other residential	2,032	2,030	177	2,569	2,563	247
Commercial:
Asset based	500	500	500	—	—	—
Venture capital	12,379	13,570	6,177	11,621	13,255	3,141
Other commercial	16,969	18,044	2,405	473	482	473
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$22,503	$37,568		$17,783	$32,035
Income producing and other residential	7,655	10,058		7,241	9,425
Real estate construction and land:
Commercial	5,357	5,402		5,862	5,870
Commercial:
Asset-based	32,515	50,633		32,324	38,100
Venture capital	7,752	39,440		8,678	41,335
Other commercial	6,565	24,868		7,599	25,740
Consumer	730	896		1,148	1,470
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$32,675	$50,141	$248	$29,329	$45,671	$417
Real estate construction and land	5,357	5,402	—	5,862	5,870	—
Commercial	76,680	147,055	9,082	60,695	118,912	3,614
Consumer	730	896	—	1,148	1,470	—
Total	$115,442	$203,494	$9,330	$97,034	$171,923	$4,031

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,
	2019		2018
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$485	$8	$1,781	$18
Income producing and other residential	2,031	15	2,494	21
Commercial:
Asset-based	163	—	—	—
Venture capital	12,343	—	28,322	—
Other commercial	2,181	9	1,360	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$19,745	$56	$34,155	$129
Income producing and other residential	7,615	56	7,906	45
Real estate construction and land:
Commercial	5,357	98	5,533	95
Residential	—	—	—	—
Commercial:
Asset-based	30,880	—	34,618	—
Venture capital	7,752	—	1,421	—
Other commercial	6,096	6	8,108	25
Consumer	568	1	383	2
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$29,876	$135	$46,336	$213
Real estate construction and land	5,357	98	5,533	95
Commercial	59,415	15	73,829	25
Consumer	568	1	383	2
Total	$95,216	$249	$126,081	$335
_________________________

(1)	For loans and leases reported as impaired at September 30, 2019 and 2018, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2019		2018
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
Impaired Loans and Leases	Balance(1)	Recognized	Balance(1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$485	$24	$1,781	$55
Income producing and other residential	2,031	44	2,494	62
Commercial:
Asset-based	55	—	—	—
Venture capital	9,201	—	17,459	—
Other commercial	1,125	26	688	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$16,729	$162	$32,098	$376
Income producing and other residential	7,488	163	7,845	132
Real estate construction and land:
Commercial	5,357	290	5,533	283
Commercial:
Asset-based	29,989	—	34,618	—
Venture capital	6,173	—	1,330	—
Other commercial	5,606	22	7,417	70
Consumer	493	4	373	6
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$26,733	$393	$44,218	$625
Real estate construction and land	5,357	290	5,533	283
Commercial	52,149	48	61,512	70
Consumer	493	4	373	6
Total	$84,732	$735	$111,636	$984

_________________________

(1)	For loans and leases reported as impaired at September 30, 2019 and 2018, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the periods indicated:

	Three Months Ended September 30,
	2019			2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—	$—	4	$2,889	$712
Income producing and other residential	2	495	495	5	912	912
Commercial:
Asset-based	—	—	—	4	28,947	33,947
Venture capital	1	—	—	5	23,501	23,501
Other commercial	3	99	99	5	1,487	1,115
Total	6	$594	$594	23	$57,736	$60,187

	Nine Months Ended September 30,
	2019			2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	1	$37	$—	4	$2,889	$712
Income producing and other residential	7	1,280	1,280	8	2,616	1,557
Commercial:
Asset-based	1	620	620	4	28,947	33,947
Venture capital	11	16,076	16,214	9	28,737	28,737
Other commercial	14	792	792	9	13,301	12,929
Consumer	—	—	—	1	27	27
Total	34	$18,805	$18,906	35	$76,517	$77,909

During the three months ended September 30, 2019, there were three other commercial loans totaling $133,000 and one income producing and other residential loan for $254,000 restructured in the preceding 12-month period that subsequently defaulted. During the nine months ended September 30, 2019, there were two venture capital loans totaling $441,000, three other commercial loans totaling $133,000, and one income producing and other residential loan for $254,000 restructured in the preceding 12-month period that subsequently defaulted.
During the three months ended September 30, 2018, there were no loans restructured in the preceding 12-month period that subsequently defaulted. During the nine months ended September 30, 2018, there were no loans restructured in the preceding 12-month period that subsequently defaulted.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Leases Receivable
We provide equipment financing to our customers primarily with operating and direct financing leases. For direct financing leases, lease receivables are recorded on the balance sheet but the leased equipment is not, although we generally retain legal title to the leased equipment until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Direct financing leases are subject to our accounting for allowance for loan and lease losses. See Note 8. Leases for information regarding operating leases where we are the lessor.
The following table provides the components of leases receivable income for the period indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$2,648	$8,674

The following table presents the components of leases receivable as of the date indicated:

September 30, 2019
(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$166,692
Unguaranteed residual assets	21,315
Deferred fees and other	747
Aggregate net investment in leases	$188,754

The following table presents maturities of leases receivable as of the date indicated:

September 30, 2019
(In thousands)
Period Ending December 31,
2019	$17,353
2020	72,465
2021	51,242
2022	19,819
2023	11,735
Thereafter	9,105
Total undiscounted cash flows	181,719
Less: Unearned income	(15,027)
Present value of lease payments	$166,692

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended September 30, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$46,826	$26,378	$59,401	$2,432	$135,037
Charge-offs	(120)	—	(6,021)	(360)	(6,501)
Recoveries	95	—	1,898	23	2,016
Net charge-offs	(25)	—	(4,123)	(337)	(4,485)
(Negative provision) provision	(1,655)	683	8,907	65	8,000
Balance, end of period	$45,146	$27,061	$64,185	$2,160	$138,552

	Nine Months Ended September 30, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$46,021	$28,209	$56,360	$1,882	$132,472
Charge-offs	(850)	—	(25,951)	(802)	(27,603)
Recoveries	478	—	11,084	121	11,683
Net charge-offs	(372)	—	(14,867)	(681)	(15,920)
(Negative provision) provision	(503)	(1,148)	22,692	959	22,000
Balance, end of period	$45,146	$27,061	$64,185	$2,160	$138,552

Ending Allowance by
Impairment Methodology:
Individually evaluated for impairment	$248	$—	$9,082	$—	$9,330
Collectively evaluated for impairment	$44,898	$27,061	$55,103	$2,160	$129,222

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for impairment	$29,808	$5,357	$75,455	$—	$110,620
Collectively evaluated for impairment	7,867,116	2,546,117	7,803,102	408,588	18,624,923
Ending balance	$7,896,924	$2,551,474	$7,878,557	$408,588	$18,735,543

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

_______________________________________

(1)
The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance of the allowance for loan and lease losses for the nine months ended September 30, 2018.

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

	Three Months Ended September 30, 2019
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$135,037	$34,861	$169,898
Charge-offs	(6,501)	—	(6,501)
Recoveries	2,016	—	2,016
Net charge-offs	(4,485)	—	(4,485)
Provision (negative provision)	8,000	(1,000)	7,000
Balance, end of period	$138,552	$33,861	$172,413

	Nine Months Ended September 30, 2019
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$132,472	$36,861	$169,333
Charge-offs	(27,603)	—	(27,603)
Recoveries	11,683	—	11,683
Net charge-offs	(15,920)	—	(15,920)
Provision (negative provision)	22,000	(3,000)	19,000
Balance, end of period	$138,552	$33,861	$172,413

	Three Months Ended September 30, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$132,139	$35,361	$167,500
Charge-offs	(3,308)	—	(3,308)
Recoveries	1,589	—	1,589
Net charge-offs	(1,719)	—	(1,719)
Provision	11,500	—	11,500
Balance, end of period	$141,920	$35,361	$177,281

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period (1)	$139,456	$28,635	$168,091
Charge-offs	(33,696)	—	(33,696)
Recoveries	9,886	—	9,886
Net charge-offs	(23,810)	—	(23,810)
Provision	26,274	6,726	33,000
Balance, end of period	$141,920	$35,361	$177,281

_______________________________________

(1)
The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance of the allowance for loan and lease losses for the nine months ended September 30, 2018.

NOTE 5.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	September 30,	December 31,
Property Type	2019	2018
	(In thousands)
Commercial real estate	$199	$2,004
Single-family residence	948	953
Construction and land development	219	219
Multi‑family	—	1,059
Total other real estate owned, net	1,366	4,235
Other foreclosed assets	—	1,064
Total foreclosed assets, net	$1,366	$5,299

The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2018	$5,299
Transfers to foreclosed assets from loans	37
Provision for losses	(54)
Reductions related to sales	(3,916)
Balance, September 30, 2019	$1,366

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
Our other intangible assets with definite lives include CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired. The aggregate amortization expense is expected to be $18.7 million for 2019. The estimated aggregate amortization expense related to our current intangible assets for each of the next five years is $14.8 million for 2020, $10.8 million for 2021, $7.4 million for 2022, $3.8 million for 2023, and $1.7 million for 2024.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$119,497	$119,497	$119,497	$119,497	$119,497
Fully amortized portion	(1,924)	—	—	(1,924)	—
Balance, end of period	117,573	119,497	119,497	117,573	119,497
Accumulated Amortization:
Balance, beginning of period	(72,117)	(67,247)	(51,804)	(62,377)	(39,871)
Amortization	(4,833)	(4,870)	(5,587)	(14,573)	(17,520)
Fully amortized portion	1,924	—	—	1,924	—
Balance, end of period	(75,026)	(72,117)	(57,391)	(75,026)	(57,391)
Net CDI and CRI, end of period	$42,547	$47,380	$62,106	$42,547	$62,106

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	September 30,	December 31,
Other Assets	2019	2018
	(In thousands)
Cash surrender value of BOLI	$197,887	$194,897
Operating lease ROU assets, net	134,122	—
Interest receivable	80,955	88,754
LIHTC investments	67,367	59,507
CRA investments (1)	62,269	59,062
Prepaid expenses	18,351	18,006
Taxes receivable	17,281	39,096
Equity investments without readily determinable fair values	14,828	14,758
Equity warrants	3,532	4,793
Equity investments with readily determinable fair values	4,715	4,891
Other receivables/assets	19,752	39,132
Total other assets	$621,059	$522,896
________________________

(1)	Includes equity investments without readily determinable fair values of $15.7 million and $12.5 million at September 30, 2019 and December 31, 2018.
The increase in the operating lease ROU assets in 2019 was due to the adoption of ASU 2016-02 effective January 1, 2019. See Note 8. Leases for further details.
Regarding our equity investments without readily determinable fair values, there were no impairments and no upward or downward adjustments during the nine months ended September 30, 2019. On a cumulative basis since January 1, 2018 and through September 30, 2019, we recorded impairments of $278,000 and upward adjustments of $286,000 to our equity investments without readily determinable fair values.

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
We determine if an arrangement is a lease at inception by assessing whether there is an identified asset, and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Topic 842 also requires a lessee to classify a lease as either finance or operating. The Company only had operating leases as of September 30, 2019, related to our leased facilities which consisted of 75 full-service branch offices and 76 other offices.
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
Our leases have remaining terms ranging from 1 to 27 years. Short-term leases (initial term of less than 12 months) are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten years. The exercise of lease renewal options is at our sole discretion. Some of our leases also include termination options. We have determined that we do not meet the reasonably certain threshold to exercise any renewal or termination options, therefore our lease terms do not reflect any optional periods. We rent or sublease certain office space to third parties. Our subleases consist of operating leases for offices that we have fully or partially vacated.
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
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the period indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(In thousands)
Operating lease expense:
Fixed costs	$8,347	$25,183
Variable costs	7	77
Short-term lease costs	126	849
Sublease income	(1,010)	(3,190)
Net lease expense	$7,470	$22,919

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental cash flow information related to leases for the period indicated:

Nine Months Ended
September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,674
ROU assets obtained in exchange for lease obligations:
Operating leases	$172,189

The following table presents supplemental balance sheet and other information related to operating leases as of the date indicated:

September 30, 2019
(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$134,122
Operating lease liabilities	$149,185

Weighted average remaining lease term (in years)	4.8
Weighted average discount rate	2.79%

The following table presents maturities of operating lease liabilities as of the date indicated:

September 30, 2019
(In thousands)
Period ending December 31,
2019	$8,303
2020	32,345
2021	30,090
2022	24,304
2023	21,472
Thereafter	47,582
Total operating lease liabilities	164,096
Less: Imputed interest	(14,911)
Present value of operating lease liabilities	$149,185

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the rental payments to be received on operating leases as of the date indicated:

September 30, 2019
(In thousands)
Period Ending December 31,
2019	$8,727
2020	35,447
2021	31,743
2022	25,199
2023	22,096
Thereafter	52,717
Total undiscounted cash flows	$175,929

NOTE 9.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$31	7.50%	$114	7.50%
FHLB secured advances	882,000	2.12%	1,040,000	2.56%
FHLB unsecured overnight advance	141,000	1.95%	141,000	2.53%
AFX borrowings	230,000	1.92%	190,000	2.56%
Total borrowings	$1,253,031	2.06%	$1,371,114	2.56%

The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the leased equipment and all interest rates are fixed. As of September 30, 2019, this debt had a weighted average remaining maturity of 0.3 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of September 30, 2019 of $4.3 billion, collateralized by a blanket lien on $6.1 billion of qualifying loans. As of September 30, 2019, the balance outstanding was $882.0 million, which consisted of a $582.0 million overnight borrowing and a $300.0 million two-month borrowing with a maturity date of October 4, 2019. As of December 31, 2018, the balance outstanding was a $1.0 billion overnight advance.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2019, the Bank had secured borrowing capacity of $2.1 billion collateralized by liens covering $2.8 billion of qualifying loans. As of September 30, 2019 and December 31, 2018, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $141.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which $141.0 million was outstanding at September 30, 2019. At December 31, 2018, the balance outstanding was $141.0 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Federal Funds Arrangements with Commercial Banks. As of September 30, 2019, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of September 30, 2019 and December 31, 2018, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2019, the balance outstanding was $230.0 million, which consisted of $230.0 million in overnight borrowings. As of December 31, 2018, there were $190.0 million in overnight borrowings outstanding.
Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	September 30, 2019		December 31, 2018		Date	Maturity	Rate Index
Series	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	5.24%	$10,310	5.89%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	5.17%	10,310	5.84%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	5.09%	5,155	5.74%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	5.02%	61,856	5.27%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	3.81%	20,619	4.48%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	3.72%	16,495	4.39%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	3.67%	10,310	4.34%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	4.07%	82,475	4.74%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	4.22%	128,866	4.47%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	4.22%	51,545	4.47%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	4.22%	51,550	4.47%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (1)	28,092	1.68%	29,556	1.73%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	4.22%	16,470	4.47%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	4.22%	6,650	4.47%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	4.22%	39,177	4.47%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Gross subordinated debentures	539,880	4.16%	541,344	4.51%
Unamortized discount (2)	(83,735)		(87,498)
Net subordinated debentures	$456,145		$453,846
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	September 30,	December 31,
	2019	2018
	(In thousands)
Loan commitments to extend credit	$7,790,796	$7,528,248
Standby letters of credit	367,147	364,210
Commitments to contribute capital to low income housing project partnerships
and small business investment companies	116,012	101,991
Commitments to contribute capital to private equity funds	50	50
Total	$8,274,005	$7,994,499

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
In addition, the Company invests in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of September 30, 2019 and December 31, 2018, we had commitments to contribute capital to these entities totaling $116.0 million and $102.0 million. We also had commitments to contribute up to an additional $50,000 to private equity funds at September 30, 2019 and December 31, 2018.
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
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	September 30, 2019
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency residential CMOs	$1,172,555	$—	$1,172,555	$—
Agency commercial MBS	1,100,017	—	1,100,017	—
Municipal securities	721,981	—	721,981	—
Agency residential MBS	324,929	—	324,929	—
Asset-backed securities	214,151	—	182,783	31,368
Collateralized loan obligations	113,874	—	113,874	—
Private label residential CMOs	93,868	—	87,273	6,595
SBA securities	49,746	—	49,746	—
Corporate debt securities	21,024	—	21,024	—
U.S. Treasury securities	5,203	5,203	—	—
Total securities available-for-sale	3,817,348	5,203	3,774,182	37,963
Equity warrants	3,532	—	—	3,532
Other derivative assets	2,297	—	2,297	—
Equity investments with readily determinable fair values	4,715	4,715	—	—
Total recurring assets	$3,827,892	$9,918	$3,776,479	$41,495
Derivative liabilities	$1,446	$—	$1,446	$—

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

During the nine months ended September 30, 2019, there was a $108,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	September 30, 2019
	Private Label CMOs		Asset-Backed Securities
		Weighted	Input or	Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input	of Inputs	Input
Voluntary annual prepayment speeds	2.9% - 18.2%	11.4%	12.0% - 15.0%	13.7%
Annual default rates (1)	0.0% - 11.1%	1.8%	2.0%	2.0%
Loss severity rates (1)	24.1% - 117.6%	58.5%	60.0%	60.0%
Discount rates	2.5% - 9.2%	6.3%	3.2% - 5.2%	4.3%

____________________

(1)	The annual default rates and loss severity rates were the same for all of the asset-backed securities.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

September 30, 2019
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	17.0%
Risk-free interest rate	1.6%
Remaining life assumption (in years)	3.27

The following table summarizes activity for our Level 3 private label CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private	Asset-Backed	Equity
	Label CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2018	$7,288	$39,945	$4,793
Total included in earnings	340	(66)	7,429
Total included in other comprehensive income	(160)	646	—
Issuances	—	—	226
Sales and dispositions (1)	—	—	(8,808)
Net settlements	(873)	(9,157)	—
Transfers to Level 1	—	—	(108)
Balance, September 30, 2019	$6,595	$31,368	$3,532
______________________

(1)
Includes the exercise of warrants that upon exercise become equity securities in public companies. These are often subject to lock-up restrictions that must be met before the equity security can be sold, during which time they are reported as equity investments with readily determinable fair values.

The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	September 30, 2019
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$29,552	$—	$2,962	$26,590
OREO	128	—	—	128
Total non-recurring	$29,680	$—	$2,962	$26,718

	Fair Value Measurement as of
	December 31, 2018
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$24,432	$—	$1,800	$22,632
OREO	1,136	—	1,136	—
Total non-recurring	$25,568	$—	$2,936	$22,632

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Nine Months Ended
Losses on Assets	September 30,		September 30,
Measured on a Non‑Recurring Basis	2019	2018	2019	2018
	(In thousands)
Impaired loans	$8,339	$14,347	$10,091	$31,351
OREO	54	—	54	65
Total losses	$8,393	$14,347	$10,145	$31,416

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	September 30, 2019
		Valuation	Unobservable		Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired loans	$21,543	Discounted cash flows	Discount rates	3.75% - 8.77%	7.58%
Impaired loans	5,047	Third party appraisals	No discounts
OREO	128	Third party appraisals	Discount (1)	31.91%	31.91%
Total non-recurring Level 3	$26,718

____________________

(1)	Relates to one OREO property at September 30, 2019.
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$252,596	$252,596	$252,596	$—	$—
Interest‑earning deposits in financial institutions	483,405	483,405	483,405	—	—
Securities available‑for‑sale	3,817,348	3,817,348	5,203	3,774,182	37,963
Investment in FHLB stock	26,865	26,865	—	26,865	—
Loans and leases held for investment, net	18,596,991	18,751,105	—	2,962	18,748,143
Equity warrants	3,532	3,532	—	—	3,532
Other derivative assets	2,297	2,297	—	2,297	—
Equity investments with readily determinable fair values	4,715	4,715	4,715	—	—

Financial Liabilities:
Core deposits	16,471,264	16,471,264	—	16,471,264	—
Non-core non-maturity deposits	479,732	479,732	—	479,732	—
Time deposits	2,782,207	2,781,713	—	2,781,713	—
Borrowings	1,253,031	1,253,031	953,000	300,031	—
Subordinated debentures	456,145	439,895	—	439,895	—
Derivative liabilities	1,446	1,446	—	1,446	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$175,830	$175,830	$175,830	$—	$—
Interest‑earning deposits in financial institutions	209,937	209,937	209,937	—	—
Securities available‑for‑sale	4,009,431	4,009,431	403,405	3,558,793	47,233
Investment in FHLB stock	32,103	32,103	—	32,103	—
Loans and leases held for investment, net	17,825,241	17,013,860	—	1,800	17,012,060
Equity warrants	4,793	4,793	—	—	4,793
Other derivative assets	3,292	3,292	—	3,292	—
Equity investments with readily determinable fair values	4,891	4,891	4,891	—	—

Financial Liabilities:
Core deposits	16,346,671	16,346,671	—	16,346,671	—
Non-core non-maturity deposits	518,192	518,192	—	518,192	—
Time deposits	2,005,638	2,017,137	—	2,017,137	—
Borrowings	1,371,114	1,371,114	1,371,000	114	—
Subordinated debentures	453,846	435,251	—	435,251	—
Derivative liabilities	142	142	—	142	—

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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2019, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  EARNINGS PER SHARE
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$110,026	$128,125	$116,287	$350,755	$350,298
Less: Earnings allocated to unvested restricted stock(1)	(1,369)	(1,190)	(1,428)	(3,725)	(3,899)
Net earnings allocated to common shares	$108,657	$126,935	$114,859	$347,030	$346,399

Weighted-average basic shares and unvested restricted
stock outstanding	119,831	120,042	123,657	120,691	125,728
Less: Weighted-average unvested restricted stock
outstanding	(1,622)	(1,462)	(1,537)	(1,480)	(1,473)
Weighted-average basic shares outstanding	118,209	118,580	122,120	119,211	124,255

Basic earnings per share	$0.92	$1.07	$0.94	$2.91	$2.79

Diluted Earnings Per Share:
Net earnings allocated to common shares	$108,657	$126,935	$114,859	$347,030	$346,399

Weighted-average diluted shares outstanding	118,209	118,580	122,120	119,211	124,255

Diluted earnings per share	$0.92	$1.07	$0.94	$2.91	$2.79

________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

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

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$307,208	$—	$292,642	$—
Noninterest income:
Service charges on deposit accounts	3,525	3,525	3,979	3,979
Other commissions and fees	10,855	4,965	12,397	4,767
Leased equipment income	9,615	—	9,120	—
Gain on sale of loans	765	—	—	—
Gain on sale of securities	908	—	826	—
Other income	7,761	428	10,590	444
Total noninterest income	33,429	8,918	36,912	9,190
Total revenue	$340,637	$8,918	$329,554	$9,190

The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018
	(In thousands)
Products and services transferred at a point in time	$5,046	$4,604
Products and services transferred over time	3,872	4,586
Total revenue from contracts with customers	$8,918	$9,190

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents interest income and noninterest income, the components of total revenue, as disclosed in the condensed consolidated statements of earnings and the related amounts which are from contracts with customers within the scope of Topic 606 for the periods indicated:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$926,300	$—	$858,931	$—
Noninterest income:
Service charges on deposit accounts	11,026	11,026	12,418	12,418
Other commissions and fees	33,453	14,661	34,429	14,519
Leased equipment income	28,079	—	28,497	—
Gain on sale of loans	1,091	—	4,675	—
Gain on sale of securities	25,261	—	7,390	—
Other income	16,476	1,253	27,700	1,341
Total noninterest income	115,386	26,940	115,109	28,278
Total revenue	$1,041,686	$26,940	$974,040	$28,278
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Products and services transferred at a point in time	$14,579	$14,195
Products and services transferred over time	12,361	14,083
Total revenue from contracts with customers	$26,940	$28,278
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 30, 2019	December 31, 2018
	(In thousands)
Receivables, which are included in "Other assets"	$1,494	$1,334
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$523	$621

Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the nine months ended September 30, 2019 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $98,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14.  STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, employees, and consultants. The 2017 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of September 30, 2019, there were 2,431,235 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan, or the 2003 Plan, remain outstanding.
Restricted Stock
Restricted stock amortization totaled $7.3 million, $6.2 million, and $8.1 million for the three months ended September 30, 2019, June 30, 2019, and September 30, 2018, and $19.3 million and $22.3 million for the nine months ended September 30, 2019 and 2018. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of September 30, 2019 totaled $59.3 million.
Time-Based Restricted Stock Awards
At September 30, 2019, there were 1,619,355 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans. The TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
Performance-Based Restricted Stock Units
At September 30, 2019, there were 276,386 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.

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

1. This Update changes the accounting and recognition of credit losses and impairment of financial assets recorded at amortized cost. Under the CECL model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The forward-looking concept of CECL requires loss estimates for the remaining estimated life of the financial assets using historical experience, current conditions and reasonable and supportable forecasts. 2. The Update modifies the other-than-temporary impairment (OTTI) model for AFS debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit improvements in future periods.
3. In addition, the Update eliminates the existing guidance for PCI loans, but requires an allowance for purchased financial assets with credit deterioration.
4. Receivables arising from operating leases are not within the scope of CECL. 5. The Update must be applied using the modified retrospective method with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. A prospective transition approach is required for available-for-sale debt securities for which an OTTI had been recognized before the adoption date. Early adoption is permitted.
January 1, 2020
1. The Company has established a multidisciplinary project team and implementation plan, selected a software solution, reached accounting decisions on various matters, developed a conceptual framework, and developed econometric regression models for the reasonable and supportable ("R&S") forecast period. 2. The Company continues to test and refine the CECL models and has completed four preliminary calculations with one more scheduled before adoption. The Company continues to perform testing and sensitivity analysis on its modeling assumptions and results. 3. Our planned approach for estimating expected life-time credit losses include the following key components for all loan portfolio segments: a. The use of a probability of default/loss given default methodology; b. A single scenario based on the consensus forecast from Moody's to develop an economic forecast for the R&S period; c. An initial R&S forecast period of four quarters for all loan portfolio segments, which reflects management's expectation of losses based on forward-looking economic scenarios over that time; d. A post-R&S reversion period of two quarters using a straight-line approach; e. A historical loss period of at least 40 quarters, which represents a full economic credit cycle; and f. Prepayments rates based on our historical experience. 4. We plan to adopt this new standard on January 1, 2020. Our latest estimate of the impact based on September 30, 2019 loan data and economic forecasts indicates that the allowance for credit losses would increase from 0% to 10% upon adoption. We have also updated our internal controls over financial reporting in preparation of adopting this new standard. 5. The current estimate and future calculations are highly dependent on loan composition, of which the vast majority is comprised of short-duration commercial loans; the macroeconomic conditions and forecasts; and other management assumptions and judgments.

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

NOTE 16.  SUBSEQUENT EVENTS
Common Stock Dividends
On November 1, 2019, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.60 per common share. The cash dividend is payable on November 29, 2019 to stockholders of record at the close of business on November 20, 2019.
The Company has evaluated events that have occurred subsequent to September 30, 2019 and have concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

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

•	changes in credit quality and the effect of credit quality and the new CECL accounting standard on our provision for credit losses and allowance for loan and lease losses;

•	our ability to attract deposits and other sources of funding or liquidity;

•	the need to retain capital for strategic or regulatory reasons;

•
compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases, changes in our asset or liability mix, and/or changes to the cost of deposits and borrowings;

•	reduced demand for our services due to strategic or regulatory reasons or reduced demand for our products due to legislative changes such as new rent control laws;

•	our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;

•	legislative or regulatory requirements or changes, including an increase of capital requirements, and increased political and regulatory uncertainty;

•	the impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	higher than anticipated increases in operating expenses;

•	lower than expected dividends paid from the Bank to the holding company;

•	the amount and exact timing of any common stock repurchases will depend upon market conditions and other factors;

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located in California, one branch located in Durham, North Carolina, and numerous loan production offices across the country through its Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices. National Lending provides asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers a comprehensive suite of financial services focused on entrepreneurial businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
Over the last couple of years, one area of focus has been our credit de-risking strategy whereby we made decisions to reduce our exposures in certain lending portfolios while emphasizing growth in loan portfolios with favorable credit performance. These efforts included the following:

•
Exited the healthcare, technology, and general cash flow lending origination businesses by selling $1.5 billion of cash flow loans at year-end 2017 and reducing the portfolio from approximately $2.4 billion at the end of 2016 to approximately $73 million as of September 30, 2019.

•	Reduced our exposure to healthcare real estate by shrinking this portfolio from approximately $955 million at the end of 2016 to approximately $345 million as of September 30, 2019.

•
Shifted our Venture Banking strategy to emphasize growth in equity fund loans which, as a percentage of our Venture Banking loan portfolio, increased from 16% as of the end of 2016 to 56% as of September 30, 2019.

•	Ceased the origination of security monitoring cash flow loans and healthcare real estate loans in our National Lending group effective October 2019.
These efforts have resulted in lower loan yields as reductions in certain loan portfolios were replaced with loans with lower credit risk, such as multi-family and equity fund loans, thereby placing pressure on our net interest margin. However, these efforts have resulted in an improved credit risk profile as evidenced by the following:

•	Classified loans and leases were reduced from 2.67% of loans and leases at December 31, 2016 to 1.01% as of September 30, 2019.

•	Nonaccrual loans and leases were reduced from 1.11% of loans and leases at December 31, 2016 to 0.53% as of September 30, 2019.

•
The provision for credit losses as a percentage of average loans and leases was reduced from 0.42% in 2016 (excluding PCI provision and average loans) to 0.14% annualized for the nine months ended September 30, 2019.

In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2019, accounted for 86.9% of net revenue (net interest income plus noninterest income).
At September 30, 2019, we had total assets of $26.7 billion, including $18.7 billion of total loans and leases, net of deferred fees, and $3.82 billion of securities available-for-sale, compared to $25.7 billion of total assets, including $18.0 billion of total loans and leases, net of deferred fees, and $4.01 billion of securities available-for-sale at December 31, 2018. The $993.3 million increase in total assets since year-end was due primarily to increases of $777.8 million in loans and leases, $350.2 million in cash and cash equivalents, and $98.2 million in other assets, offset partially by a $192.1 million decrease in securities available-for-sale. The increase in loans and leases was driven mostly by increased balances on existing loans resulting primarily from disbursements on construction loans and equity fund loans. The increase in other assets was due mainly to an operating lease ROU asset recorded in connection with the adoption of ASU 2016-02, "Leases (Topic 842)," on January 1, 2019.
At September 30, 2019, we had total liabilities of $21.8 billion, including total deposits of $19.7 billion and borrowings of $1.3 billion, compared to $20.9 billion of total liabilities, including $18.9 billion of total deposits and $1.4 billion of borrowings at December 31, 2018. The $898.8 million increase in total liabilities since year-end was due mainly to increases of $776.6 million in time deposits, $124.6 million in core deposits, and $151.8 million in accrued interest payable and other liabilities, offset partially by a $118.1 million decrease in borrowings, primarily short-term FHLB advances, and a $38.5 million decrease in non-core non-maturity deposits. The increase in core deposits was due primarily to an $803.2 million increase in interest checking deposits, offset partially by decreases of $447.7 million in noninterest-bearing demand deposits, $173.5 million in money market deposits, and $57.3 million in savings deposits. The increase in accrued interest payable and other liabilities was due mainly to operating lease liabilities recorded in connection with the adoption of ASU 2016-02. At September 30, 2019, core deposits totaled $16.5 billion, or 84% of total deposits, including $7.4 billion of noninterest-bearing demand deposits, or 38% of total deposits.
At September 30, 2019, we had total stockholders' equity of $4.92 billion compared to $4.83 billion at December 31, 2018. The $94.5 million increase in stockholders' equity since year-end was due mainly to $350.8 million in net earnings and a $102.0 million increase in accumulated other comprehensive income, offset partially by $154.5 million of common stock repurchased under the Stock Repurchase Program and $217.0 million of cash dividends paid. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 9.55% and 12.16% at September 30, 2019.
Recent Events
Security Monitoring Cash Flow Loans
In late October 2019, we made the decision to no longer originate new security monitoring loans. New technology is disrupting the security alarm business causing increased customer acquisition costs and customer attrition thereby adversely impacting business models and valuations. As of September 30, 2019, the security monitoring loan portfolio is comprised of 38 loans, 38% of which are Shared National Credits, with a $618 million outstanding balance, $166 million in unfunded commitments, and a weighted average maturity of 28 months.
Stock Repurchase Program
On February 24, 2019, effective upon the maturity of the previous Stock Repurchase Program on February 28, 2019, PacWest's Board of Directors authorized a new Stock Repurchase Program for an aggregate purchase price not to exceed $225 million until February 29, 2020.
The amount and exact timing of any repurchases depends upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. During the third quarter of 2019, no shares of common stock were repurchased. During the nine months ended September 30, 2019, we repurchased 3,987,945 shares of common stock for a total amount of $154.5 million at an average price of $38.75. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At September 30, 2019, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $124.7 million.

Colorado Market Expansion
In the second quarter of 2019, we received approval to open a full-service branch office in Denver, Colorado, which opened on November 4, 2019.
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
Loan and Lease Growth
We actively seek new lending opportunities under an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Our commercial loans are diverse and generally include various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial companies during the various phases of their early life cycles and secured business loans originated through our Community Banking group. Our loan origination process emphasizes credit quality. To augment our internal loan production, we have historically purchased multi-family loans from other banks. We have also purchased single-family mortgage and construction loans and private student loans from third-party lenders. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans and leases, and we measure our success by the levels of our classified loans and leases, nonaccrual loans and leases, and net charge‑offs. We maintain an allowance for credit losses on loans and leases, which is the sum of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off‑balance sheet credit exposures. Loans and leases which are deemed uncollectable are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio is based on our allowance methodology which considers various credit performance measures such as historical and current net charge‑offs, the levels and trends of classified loans and leases, the likelihood of loans defaulting based on the historical degree that similar loans defaulted and the resulting loss severity for these defaulted loans, and the overall level of outstanding loans and leases. For originated and acquired non‑impaired loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination date or after the acquisition date, respectively.

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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Efficiency Ratio		2019	2019	2018	2019	2018
		(Dollars in thousands)
Noninterest expense		$126,809	$125,427	$128,153	$378,523	$381,997
Less:	Intangible asset amortization	4,833	4,870	5,587	14,573	17,520
	Foreclosed assets expense (income), net	8	(146)	(257)	(109)	(440)
	Acquisition, integration and reorganization costs	—	—	800	618	800
Noninterest expense used for efficiency ratio		$121,968	$120,703	$122,023	$363,441	$364,117

Net interest income (tax equivalent)		$255,974	$261,689	$262,276	$773,716	$785,546
Noninterest income		33,429	50,893	36,912	115,386	115,109
Net revenues		289,403	312,582	299,188	889,102	900,655
Less:	Gain on sale of securities	908	22,192	826	25,261	7,390
Net revenues used for efficiency ratio		$288,495	$290,390	$298,362	$863,841	$893,265

Efficiency ratio		42.3%	41.6%	40.9%	42.1%	40.8%
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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Return on Average Tangible Equity		2019	2019	2018	2019	2018
		(Dollars in thousands)
Net earnings		$110,026	$128,125	$116,287	$350,755	$350,298

Average stockholders' equity		$4,890,746	$4,818,889	$4,748,819	$4,842,140	$4,826,944
Less:	Average intangible assets	2,593,925	2,598,762	2,614,055	2,598,806	2,619,624
Average tangible common equity		$2,296,821	$2,220,127	$2,134,764	$2,243,334	$2,207,320

Return on average equity (1)		8.93%	10.66%	9.72%	9.68%	9.70%
Return on average tangible equity (2)		19.01%	23.15%	21.61%	20.90%	21.22%
___________________________________

(1)	Annualized net earnings divided by average stockholders' equity.

(2)	Annualized net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	September 30,	December 31,
Tangible Book Value Per Share	2019	2018
	(Dollars in thousands, except per share data)
Stockholders’ equity	$4,920,108	$4,825,588
Less: Intangible assets	2,591,217	2,605,790
Tangible common equity	$2,328,891	$2,219,798

Total assets	$26,724,627	$25,731,354
Less: Intangible assets	2,591,217	2,605,790
Tangible assets	$24,133,410	$23,125,564

Equity to assets ratio	18.41%	18.75%
Tangible common equity ratio (1)	9.65%	9.60%
Book value per share	$41.06	$39.17
Tangible book value per share (2)	$19.43	$18.02
Shares outstanding	119,831,192	123,189,833
_______________________________________

(1)	Tangible common equity divided by tangible assets.

(2)	Tangible common equity divided by shares outstanding.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Earnings Summary:
Net interest income	$252,236	$260,898	$260,317	$768,010	$779,149
Provision for credit losses	(7,000)	(8,000)	(11,500)	(19,000)	(33,000)
Noninterest income	33,429	50,893	36,912	115,386	115,109
Noninterest expense	(126,809)	(125,427)	(128,153)	(378,523)	(381,997)
Earnings before income taxes	151,856	178,364	157,576	485,873	479,261
Income tax expense	(41,830)	(50,239)	(41,289)	(135,118)	(128,963)
Net earnings	$110,026	$128,125	$116,287	$350,755	$350,298

Performance Measures:
Diluted earnings per share	$0.92	$1.07	$0.94	$2.91	$2.79
Annualized return on:
Average assets	1.65%	1.99%	1.89%	1.80%	1.94%
Average tangible equity (1)(2)	19.01%	23.15%	21.61%	20.90%	21.22%
Net interest margin (tax equivalent)	4.46%	4.72%	4.99%	4.62%	5.09%
Yield on average loans and leases (tax equivalent)	5.91%	6.26%	6.20%	6.11%	6.20%
Cost of average total deposits	0.83%	0.81%	0.46%	0.79%	0.38%
Efficiency ratio	42.3%	41.6%	40.9%	42.1%	40.8%
_____________________________

(1)	Calculation reduces average stockholder's equity by average intangible assets.

(2)	See "- Non-GAAP Measurements."
Third Quarter of 2019 Compared to Second Quarter of 2019
Net earnings for the third quarter of 2019 were $110.0 million, or $0.92 per diluted share, compared to net earnings for the second quarter of 2019 of $128.1 million, or $1.07 per diluted share. The $18.1 million decrease in net earnings from the prior quarter was due primarily to lower noninterest income of $17.5 million, lower net interest income of $8.7 million, and higher noninterest expense of $1.4 million, offset partially by lower provision for credit losses of $1.0 million and lower income tax expense of $8.4 million. Noninterest income decreased due mainly to a $21.3 million decrease in the gain on sale of securities. Net interest income decreased due mostly to a lower yield on average loans and leases, offset partially by a higher balance of average loans and leases and one more day in the third quarter of 2019 compared to the second quarter of 2019. Noninterest expense increased due primarily to a $2.5 million increase in compensation expense, offset partially by a $1.4 million decrease in other expense. The provision for credit losses decreased due mainly to the continued positive trend in credit quality metrics.

Third Quarter of 2019 Compared to Third Quarter of 2018
Net earnings for the third quarter of 2019 were $110.0 million, or $0.92 per diluted share, compared to net earnings for the third quarter of 2018 of $116.3 million, or $0.94 per diluted share. The $6.3 million decrease in net earnings was due primarily to lower net interest income of $8.1 million and lower noninterest income of $3.5 million, offset partially by a lower provision for credit losses of $4.5 million and lower noninterest expense of $1.3 million. Net interest income decreased due to interest expense growth of $22.6 million exceeding interest income growth of $14.6 million. Noninterest income decreased due mostly to lower dividends and gains on equity investments of $2.9 million and lower other commissions and fees of $1.5 million. The provision for credit losses decreased due primarily to a lower specific provision for impaired loans and a lower provision for the reserve for unfunded loan commitments during the third quarter of 2019. Noninterest expense declined due mainly to lower other professional services expense of $1.7 million.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net earnings for the nine months ended September 30, 2019 were $350.8 million, or $2.91 per diluted share, compared to net earnings for the nine months ended September 30, 2018 of $350.3 million, or $2.79 per diluted share. The $0.5 million increase in net earnings was due primarily to a lower provision for credit losses of $14.0 million, lower noninterest expense of $3.5 million, and higher noninterest income of $0.3 million, offset partially by lower net interest income of $11.1 million and higher income tax expense of $6.2 million. The provision for credit losses decreased due primarily to lower provisions for the reserve for unfunded loan commitments during the nine months ended September 30, 2019. Noninterest expense declined due mainly to lower insurance and assessments expense of $4.3 million and lower intangible asset amortization of $2.9 million, offset partially by higher occupancy expense of $3.0 million. Noninterest income increased due mostly to a higher gain on sale of securities of $17.9 million, offset partially by lower other income of $8.5 million, lower dividends and gains on equity investments of $4.9 million, and a lower gain on sale of loans of $3.6 million. Net interest income decreased due to interest expense growth of $78.5 million exceeding interest income growth of $67.4 million.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	September 30, 2019			June 30, 2019			September 30, 2018
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$18,539,281	$276,309	5.91%	$18,239,690	$284,513	6.26%	$16,913,792	$264,371	6.20%
Investment securities (2)(4)(5)	3,809,243	32,213	3.36%	3,790,436	29,462	3.12%	3,844,201	29,711	3.07%
Deposits in financial institutions	445,152	2,424	2.16%	228,702	1,349	2.37%	108,485	519	1.90%
Total interest‑earning assets (2)	22,793,676	310,946	5.41%	22,258,828	315,324	5.68%	20,866,478	294,601	5.60%
Other assets	3,612,927			3,590,361			3,491,293
Total assets	$26,406,603			$25,849,189			$24,357,771

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$3,598,698	11,942	1.32%	$3,242,960	10,644	1.32%	$2,433,837	5,135	0.84%
Money market	5,121,856	14,807	1.15%	5,046,021	14,604	1.16%	5,270,297	10,689	0.80%
Savings	515,649	218	0.17%	525,648	227	0.17%	629,241	233	0.15%
Time	2,795,573	13,736	1.95%	2,731,156	13,245	1.95%	1,778,552	5,064	1.13%
Total interest‑bearing deposits	12,031,776	40,703	1.34%	11,545,785	38,720	1.35%	10,111,927	21,121	0.83%
Borrowings	1,181,313	6,852	2.30%	1,142,223	7,210	2.53%	720,449	3,814	2.10%
Subordinated debentures	456,011	7,417	6.45%	454,901	7,705	6.79%	452,312	7,390	6.48%
Total interest‑bearing liabilities	13,669,100	54,972	1.60%	13,142,909	53,635	1.64%	11,284,688	32,325	1.14%
Noninterest‑bearing demand deposits	7,487,555			7,544,027			8,120,306
Other liabilities	359,202			343,364			203,958
Total liabilities	21,515,857			21,030,300			19,608,952
Stockholders’ equity	4,890,746			4,818,889			4,748,819
Total liabilities and
stockholders' equity	$26,406,603			$25,849,189			$24,357,771
Net interest income (2)		$255,974			$261,689			$262,276
Net interest rate spread (2)			3.81%			4.04%			4.46%
Net interest margin (2)			4.46%			4.72%			4.99%

Total deposits (6)	$19,519,331	$40,703	0.83%	$19,089,812	$38,720	0.81%	$18,232,233	$21,121	0.46%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Tax equivalent.

(3)	Includes discount accretion on acquired loans of $2.6 million, $3.5 million, and $6.1 million for the three months ended September 30, 2019, June 30, 2019, and September 30, 2018, respectively.

(4)
Includes tax-equivalent adjustments of $3.4 million, $0.5 million, and $1.7 million for the three months ended September 30, 2019, June 30, 2019, and September 30, 2018, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.

(5)
Yield on average investment securities for the three months ended September 30, 2019 would be 3.12% excluding a year-to-date tax-equivalent income adjustment recorded in the three months ended September 30, 2019.

(6)
Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

	Nine Months Ended
	September 30, 2019			September 30, 2018
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$18,282,807	$835,335	6.11%	$16,724,942	$776,160	6.20%
Investment securities (2)(4)	3,855,486	92,248	3.20%	3,779,007	87,613	3.10%
Deposits in financial institutions	263,155	4,423	2.25%	123,622	1,555	1.68%
Total interest‑earning assets (2)	22,401,448	932,006	5.56%	20,627,571	865,328	5.61%
Other assets	3,611,442			3,516,331
Total assets	$26,012,890			$24,143,902

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking deposits	$3,296,533	31,907	1.29%	$2,330,310	12,117	0.70%
Money market deposits	5,147,060	44,319	1.15%	5,108,029	25,573	0.67%
Savings deposits	531,306	687	0.17%	656,703	736	0.15%
Time deposits	2,606,417	36,745	1.88%	1,830,444	12,880	0.94%
Total interest‑bearing deposits	11,581,316	113,658	1.31%	9,925,486	51,306	0.69%
Borrowings	1,180,482	21,772	2.47%	504,898	7,383	1.96%
Subordinated debentures	455,045	22,860	6.72%	455,277	21,093	6.19%
Total interest‑bearing liabilities	13,216,843	158,290	1.60%	10,885,661	79,782	0.98%
Noninterest‑bearing demand deposits	7,603,993			8,227,576
Other liabilities	349,914			203,721
Total liabilities	21,170,750			19,316,958
Stockholders’ equity	4,842,140			4,826,944
Total liabilities and
stockholders' equity	$26,012,890			$24,143,902
Net interest income (2)		$773,716			$785,546
Net interest rate spread (2)			3.96%			4.63%
Net interest margin (2)			4.62%			5.09%

Total deposits (5)	$19,185,309	$113,658	0.79%	$18,153,062	$51,306	0.38%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Tax equivalent.

(3)	Includes discount accretion on acquired loans of $9.1 million and $22.4 million for the nine months ended September 30, 2019 and 2018, respectively.

(4)
Includes tax-equivalent adjustments of $4.8 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.

(5)
Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

Third Quarter of 2019 Compared to Second Quarter of 2019
Net interest income decreased by $8.7 million to $252.2 million for the third quarter of 2019 compared to $260.9 million for the second quarter of 2019 due mainly to a lower yield on average loans and leases, offset partially by a higher balance of average loans and leases and one more day in the third quarter of 2019. The tax equivalent yield on average loans and leases was 5.91% for the third quarter of 2019 compared to 6.26% for the second quarter of 2019. The decrease in the yield on average loans and leases was due principally to lower coupon interest resulting from the repricing of variable-rate loans in addition to lower loan prepayment fees in the third quarter compared to the second quarter. The prepayment fees added five basis points to the third quarter yield on average loans and leases and 14 basis points to the second quarter yield on average loans and leases.
The tax equivalent NIM was 4.46% for the third quarter of 2019 compared to 4.72% for the second quarter of 2019. The decrease in the tax equivalent NIM was due mainly to lower coupon interest, lower loan prepayment fees, and lower loan fee income. The prepayment fees added four basis points to the third quarter NIM and 11 basis points to the second quarter NIM.
The cost of average total deposits increased to 0.83% for the third quarter of 2019 from 0.81% for the second quarter of 2019 due to a higher average balance of core interest-bearing deposits combined with a lower average balance of noninterest-bearing deposits. The cost of average interest-bearing deposits declined by one basis point in the third quarter and the cost of average total deposits for the month of September was 0.80%, reflecting actions taken to reduce certain deposit rates in light of the federal funds target rate cuts during the third quarter.
Third Quarter of 2019 Compared to Third Quarter of 2018
Net interest income decreased by $8.1 million to $252.2 million for the third quarter of 2019 compared to $260.3 million for the third quarter of 2018 due to interest expense growth exceeding interest income growth. Interest expense increased by $22.6 million due mainly to a higher cost and balance of average total deposits, a lower balance of average noninterest-bearing deposits, and a higher cost and balance of average borrowings. Interest income increased by $14.6 million due primarily to a higher balance of average loans and leases. The tax equivalent yield on average loans and leases was 5.91% for the third quarter of 2019 compared to 6.20% for the same quarter of 2018. The decrease in the yield on average loans and leases was due in part to lower discount accretion on acquired loans (five basis points in the third quarter of 2019 compared to 14 basis points in the third quarter of 2018). The decrease in loan yield was also influenced by the credit de-risking initiatives taken over the last couple of years which has seen the replacement of higher yielding loans, such as cash flow, with lower yielding multi-family and equity fund loans.
The tax equivalent NIM was 4.46% for the third quarter of 2019 compared to 4.99% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to higher deposit and borrowing costs, as well as the decrease in the yield on average loans and leases as described above. Total discount accretion on acquired loans contributed four basis points to the NIM for the third quarter of 2019 compared to 12 basis points for the third quarter of 2018.
The cost of average total deposits increased to 0.83% for the third quarter of 2019 from 0.46% for the third quarter of 2018 due mainly to higher rates paid on deposits in conjunction with increased market rates, along with a shift in our deposit mix resulting from increases in average interest-bearing deposits and a decrease in average noninterest-bearing demand deposits.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net interest income decreased by $11.1 million to $768.0 million for the nine months ended September 30, 2019 compared to $779.1 million for the nine months ended September 30, 2018 due to interest expense growth exceeding interest income growth. Interest expense increased by $78.5 million due mainly to a higher cost and balance of average total deposits, a lower balance of average noninterest-bearing deposits, and a higher cost and balance of average borrowings. Interest income increased by $67.4 million due primarily to a higher balance of average loans and leases. The tax equivalent yield on average loans and leases was 6.11% for the nine months ended September 30, 2019 compared to 6.20% for the same period in 2018. The decrease in the yield on average loans and leases was due in part to lower discount accretion on acquired loans (six basis points for the nine months ended September 30, 2019 compared to 18 basis points for the nine months ended September 30, 2018). The decrease in loan yield was also influenced by the credit de-risking initiatives taken over the last couple of years which has seen the replacement of higher yielding loans, such as cash flow, with lower yielding multi-family and equity fund loans. These factors were partially offset by upward repricing of variable-rate loans attributable to four quarter point increases in the fed funds target rate during 2018 and in effect through the first half of 2019, only recently mitigated by two quarter point cuts to the fed funds target rate during the third quarter of 2019.
The tax equivalent NIM for the nine months ended September 30, 2019 was 4.62% compared to 5.09% for the same period last year. The decrease in the tax equivalent NIM was due mostly to higher deposit and borrowing costs, as well as the decrease in the yield on average loans and leases as described above. Total discount accretion on acquired loans contributed six basis points to the NIM for the nine months ended September 30, 2019 compared to 15 basis points for the nine months ended September 30, 2018.
The cost of average total deposits increased to 0.79% for the nine months ended September 30, 2019 from 0.38% for the nine months ended September 30, 2018 due mainly to higher rates paid on deposits in conjunction with increased market rates, along with a shift in our deposit mix resulting from increases in average interest-bearing deposits and a decrease in average noninterest-bearing demand deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$8,000	$10,000	$11,500	$22,000	$26,274
(Reduction in) addition to reserve for unfunded
loan commitments	(1,000)	(2,000)	—	(3,000)	6,726
Total provision for credit losses	$7,000	$8,000	$11,500	$19,000	$33,000

Credit Quality Metrics:
Net charge‑offs on loans and leases held for
investment (1)	$4,485	$11,244	$1,719	$15,920	$23,810
Annualized net charge‑offs to average loans and leases	0.10%	0.25%	0.04%	0.12%	0.19%
At period end:
Allowance for credit losses	$172,413	$169,898	$177,281
Allowance for credit losses to loans and leases
held for investment	0.92%	0.92%	1.03%
Allowance for credit losses to nonaccrual
loans and leases held for investment	174.0%	209.1%	156.9%

Nonaccrual loans and leases held for investment	$99,113	$81,265	$112,972
Performing TDRs held for investment	16,329	16,464	22,106
Total impaired loans and leases	$115,442	$97,729	$135,078

Classified loans and leases held for investment	$188,607	$190,979	$260,459
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

We recorded a provision for credit losses of $7.0 million in the third quarter of 2019, $8.0 million in the second quarter of 2019, and $11.5 million in the third quarter of 2018. The provision for credit losses was $19.0 million for the nine months ended September 30, 2019 compared to $33.0 million for the nine months ended September 30, 2018.
The $1.0 million decrease in the provision for credit losses for the third quarter of 2019 compared to the second quarter of 2019 was due mainly to higher specific provisions for credit losses on impaired loans during the second quarter of 2019, substantially all of which were charged off during the quarter.
The $4.5 million decrease in the provision for credit losses for the third quarter of 2019 compared to the third quarter of 2018 was due mainly to higher specific provisions for impaired loans in the third quarter of 2018 and a lower provision for the reserve for unfunded loan commitments during the third quarter of 2019.
The $14.0 million decrease in the provision for credit losses for the first nine months of 2019 compared to the same period last year was due primarily to lower provisions for the reserve for unfunded loan commitments during the first nine months of 2019 due to lower expected line utilization by borrowers in 2019 as compared to 2018.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Noninterest Income	2019	2019	2018	2019	2018
	(In thousands)
Other commissions and fees	$10,855	$11,590	$12,397	$33,453	$34,429
Leased equipment income	9,615	9,182	9,120	28,079	28,497
Service charges on deposit accounts	3,525	3,771	3,979	11,026	12,418
Gain on sale of loans and leases	765	326	—	1,091	4,675
Gain on sale of securities	908	22,192	826	25,261	7,390
Other income:
Dividends and gains (losses) on equity investments	14	(83)	2,895	227	5,138
Warrant income	3,936	1,214	3,818	7,429	5,291
Other	3,811	2,701	3,877	8,820	17,271
Total noninterest income	$33,429	$50,893	$36,912	$115,386	$115,109
Third Quarter of 2019 Compared to Second Quarter of 2019
Noninterest income decreased by $17.5 million to $33.4 million for the third quarter of 2019 compared to $50.9 million for the second quarter of 2019 due mainly to a $21.3 million decrease in the gain on sale of securities attributable to a net gain of $0.9 million on sales of $143.4 million of securities in the third quarter of 2019 compared to a net gain of $22.2 million on sales of $980.4 million of securities in the second quarter of 2019 as we repositioned a portion of our securities portfolio in the second quarter of 2019 to shorten the duration of the portfolio, to enhance liquidity and to take advantage of municipal security price appreciation due to market dynamics from tax law changes. Partially offsetting the decrease in the gain on sale of securities was a $2.7 million increase in warrant income and a $1.1 million increase in other income for the third quarter of 2019. The increase in warrant income was due to higher gains resulting from exercised warrants due to the IPO or sale of the borrowers. The increase in other income was mainly due to higher gains from lease terminations.

Third Quarter of 2019 Compared to Third Quarter of 2018
Noninterest income decreased by $3.5 million to $33.4 million for the third quarter of 2019 compared to $36.9 million for the third quarter of 2018 due mainly to a $2.9 million decrease in dividends and gains on equity investments and a $1.5 million decrease in other commissions and fees. Dividends and gains on equity investments decreased due primarily to lower gains on the sale of equity investments. Other commissions and fees decreased due primarily to lower prepayment penalty fees of $1.8 million, offset partially by higher credit card fee income of $0.4 million.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Noninterest income increased by $0.3 million to $115.4 million for the nine months ended September 30, 2019 compared to $115.1 million for the nine months ended September 30, 2018 due mostly to a higher gain on sale of securities of $17.9 million, offset partially by decreases of $8.5 million in other income, $4.9 million in dividends and gains on equity investments, and $3.6 million in gain on sale of loans and leases. The increase in gain on sale of securities was attributable to a net gain of $25.3 million on sales of $1.5 billion of securities during the nine months ended September 30, 2019 compared to a net gain of $7.4 million on sales of $492.7 million of securities during the nine months ended September 30, 2018. The higher gain on sale of securities in 2019 is primarily due to the repositioning of a portion of our securities portfolio in the second quarter of 2019 to shorten the duration of the portfolio, to enhance liquidity and to take advantage of municipal security price appreciation due to market dynamics from tax law changes. Dividends and gains on equity investments decreased due primarily to lower gains on the sale of equity investments and lower dividends received in the first nine months of 2019 as compared to the same period in 2018. The decrease in gain on sale of loans was attributable to a net gain of $1.1 million on sales of $101.4 million of loans and leases during the nine months ended September 30, 2019 compared to a net gain of $4.7 million on sales of $641.9 million of loans and leases during the nine months ended September 30, 2018. The loans and leases sold during the first nine months of 2018 include the sale of a large nonaccrual loan for a $2.4 million gain and the settlement of our December 31, 2017 loans held for sale of $481.1 million for a $1.3 million gain.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Noninterest Expense	2019	2019	2018	2019	2018
	(In thousands)
Compensation	$71,424	$68,956	$72,333	$211,225	$213,269
Occupancy	14,089	14,457	13,069	42,866	39,867
Data processing	7,044	6,817	6,740	20,786	20,295
Leased equipment depreciation	5,951	5,558	5,001	17,160	15,613
Intangible asset amortization	4,833	4,870	5,587	14,573	17,520
Other professional services	4,400	4,629	6,058	13,542	15,754
Insurance and assessments	4,100	4,098	5,446	12,236	16,503
Loan expense	3,628	3,451	2,249	9,964	7,578
Acquisition, integration and reorganization costs	—	—	800	618	800
Foreclosed assets expense (income), net	8	(146)	(257)	(109)	(440)
Other	11,332	12,737	11,127	35,662	35,238
Total noninterest expense	$126,809	$125,427	$128,153	$378,523	$381,997

Third Quarter of 2019 Compared to Second Quarter of 2019
Noninterest expense increased by $1.4 million to $126.8 million for the third quarter of 2019 compared to $125.4 million for the second quarter of 2019 attributable primarily to a $2.5 million increase in compensation expense, offset partially by a $1.4 million decrease in other expense. Compensation expense increased due mainly to higher incentives expense and higher stock compensation expense, partially offset by lower payroll taxes and benefits expense. Other expense decreased primarily due to lower business development expense and a loss on the early termination of an office lease in the second quarter.
Third Quarter of 2019 Compared to Third Quarter of 2018
Noninterest expense decreased by $1.3 million to $126.8 million for the third quarter of 2019 compared to $128.2 million for the third quarter of 2018 due mainly to decreases of $1.7 million in other professional services expense and $1.3 million in insurance and assessments expense, offset partially by a $1.4 million increase in loan expense. Other professional services expense declined due mainly to lower legal fees and lower professional fees for implementing new accounting standards. Insurance and assessments expense decreased due primarily to the ending in the fourth quarter of 2018 of a 4.5 basis point surcharge on the FDIC insurance assessments of depository institutions with more than $10 billion in total consolidated assets. Loan expense increased due mainly to higher loan servicing and workout expense.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Noninterest expense decreased by $3.5 million to $378.5 million for the nine months ended September 30, 2019 compared to $382.0 million for the nine months ended September 30, 2018 due mainly to decreases of $4.3 million in insurance and assessments expense and $2.9 million in intangible asset amortization, offset partially by an increase of $3.0 million in occupancy expense. Insurance and assessments expense decreased due primarily to the ending in the fourth quarter of 2018 of a 4.5 basis point surcharge on the FDIC insurance assessments of depository institutions with more than $10 billion in total consolidated assets. Intangible asset amortization declined due mostly to lower amortization on the Square 1 and CUB intangible assets. Occupancy expense increased due mainly to a greater number of properties leased in 2019 as compared to 2018 and due to operating lease ROU asset impairments recorded in 2019.
Income Taxes
The effective tax rate for the third quarter of 2019 was 27.5% compared to 28.2% for the second quarter of 2019 and 26.2% for the third quarter of 2018. The effective tax rate was 27.8% and 26.9% for the nine months ended September 30, 2019 and 2018. The Company’s blended statutory tax rate for federal and state is 28.3% and the effective tax rate for the full year 2019 is estimated to be in the range of 27-28%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	September 30, 2019			June 30, 2019			December 31, 2018
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential CMOs	$1,172,555	31%	3.6	$1,150,474	30%	3.5	$632,850	16%	4.3
Agency commercial MBS	1,100,017	29%	4.7	1,058,846	28%	5.0	1,112,704	28%	4.9
Municipal securities	721,981	19%	7.5	736,570	19%	7.3	1,312,194	33%	7.3
Agency residential MBS	324,929	8%	3.3	351,360	9%	3.4	281,088	7%	3.7
Asset-backed securities	214,151	6%	0.9	227,121	6%	0.9	81,385	2%	2.4
Collateralized loan obligations	113,874	3%	0.2	93,802	3%	0.1	—	—%	—
Private label residential CMOs	93,868	2%	4.1	112,037	3%	4.6	101,205	2%	4.2
SBA securities	49,746	1%	4.1	51,812	1%	4.0	67,047	2%	3.5
Corporate debt securities	21,024	1%	11.3	20,034	1%	11.4	17,553	—%	11.0
U.S. Treasury securities	5,203	—%	3.4	5,188	—%	3.6	403,405	10%	3.0
Total securities available-
for-sale	$3,817,348	100%	4.4	$3,807,244	100%	4.5	$4,009,431	100%	5.2
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	September 30, 2019
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$192,704	27%
Washington	115,579	16%
Utah	56,603	8%
New York	52,512	7%
Texas	40,865	6%
Florida	30,003	4%
Idaho	28,182	4%
Oregon	26,674	4%
Illinois	25,046	3%
Ohio	19,152	2%
Total of ten largest states	587,320	81%
All other states	134,661	19%
Total municipal securities	$721,981	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	September 30, 2019		June 30, 2019		December 31, 2018
		% of		% of		% of
Loan and Lease Portfolio	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$344,576	2%	$328,089	2%	$451,776	3%
Hospitality	542,041	3%	534,765	3%	575,516	3%
SBA program	556,160	3%	557,070	3%	559,113	3%
Other commercial real estate	2,857,789	15%	3,015,350	16%	3,237,893	18%
Total commercial real estate mortgage	4,300,566	23%	4,435,274	24%	4,824,298	27%
Income producing and other residential	3,490,175	19%	3,534,999	19%	2,971,213	16%
Other residential real estate	106,183	—%	105,753	1%	122,630	1%
Total income producing and other
residential real estate mortgage	3,596,358	19%	3,640,752	20%	3,093,843	17%
Total real estate mortgage	7,896,924	42%	8,076,026	44%	7,918,141	44%
Real estate construction and land:
Commercial	1,009,362	6%	972,891	5%	912,583	5%
Residential	1,542,112	8%	1,403,239	8%	1,321,073	8%
Total real estate construction and land	2,551,474	14%	2,376,130	13%	2,233,656	13%
Total real estate	10,448,398	56%	10,452,156	57%	10,151,797	57%
Commercial:
Lender finance & timeshare	2,234,305	12%	2,021,989	11%	1,780,731	10%
Equipment finance	784,944	4%	764,662	4%	734,331	4%
Other asset-based	355,372	2%	407,923	2%	434,005	2%
Premium finance	436,120	2%	411,433	2%	356,354	2%
Total asset-based	3,810,741	20%	3,606,007	19%	3,305,421	18%
Equity fund loans	1,246,695	7%	1,115,677	6%	797,500	4%
Early stage	202,868	1%	221,274	1%	225,566	1%
Expansion stage	674,751	4%	785,003	4%	908,047	5%
Late stage	85,335	—%	72,789	1%	107,635	1%
Total venture capital	2,209,649	12%	2,194,743	12%	2,038,748	11%
Secured business loans	549,644	3%	557,111	3%	788,012	4%
Security monitoring	618,404	3%	630,210	3%	643,369	4%
Other lending	617,302	3%	498,561	3%	514,947	3%
Cash flow	72,817	1%	87,682	1%	114,098	1%
Total other commercial	1,858,167	10%	1,773,564	10%	2,060,426	12%
Total commercial	7,878,557	42%	7,574,314	41%	7,404,595	41%
Consumer	408,588	2%	446,382	2%	401,321	2%
Total loans and leases held for investment,
net of deferred fees	$18,735,543	100%	$18,472,852	100%	$17,957,713	100%

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	September 30, 2019		December 31, 2018
		% of		% of
Real Estate Loans by State	Amount	Total	Amount	Total
	(Dollars in thousands)
California	$6,416,436	61%	$5,798,045	57%
New York	583,996	6%	855,644	8%
Florida	497,658	5%	547,054	5%
Washington	310,612	3%	253,545	3%
Texas	301,840	3%	378,834	4%
Oregon	269,159	3%	227,067	2%
Arizona	176,562	2%	235,425	2%
Virginia	175,208	2%	206,920	2%
New Jersey	152,016	1%	179,045	2%
District of Columbia	148,307	1%	81,174	1%
Total of 10 largest states	9,031,794	87%	8,762,753	86%
All other states	1,416,604	13%	1,389,044	14%
Total real estate loans held for investment, net of deferred fees	$10,448,398	100%	$10,151,797	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

	Three Months Ended	Nine Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	September 30, 2019	September 30, 2019
	(Dollars in thousands)
Balance, beginning of period	$18,472,852	$17,957,713
Additions:
Production	1,230,817	3,841,954
Disbursements	1,288,111	3,774,830
Total production and disbursements	2,518,928	7,616,784
Reductions:
Payoffs	(1,390,883)	(3,853,396)
Paydowns	(837,551)	(2,856,502)
Total payoffs and paydowns	(2,228,434)	(6,709,898)
Sales	(21,302)	(76,292)
Transfers to foreclosed assets	—	(37)
Charge-offs	(6,501)	(27,603)
Transfers to loans held for sale	—	(25,124)
Total reductions	(2,256,237)	(6,838,954)
Net increase	262,691	777,830
Balance, end of period	$18,735,543	$18,735,543

Weighted average rate on production (2)	5.45%	5.21%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)
The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 30 basis points to loan yields for the nine months ended September 30, 2019.

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
The qualitative criteria we consider when establishing the loss factors include the following:

•	current economic trends and forecasts;

•	current collateral values, performance trends, and overall outlook in the markets where we lend;

•	legal and regulatory matters that could impact our borrowers’ ability to repay loans and leases;

•	loan and lease portfolio composition and any loan concentrations;

•	current lending policies and the effects of any new policies or policy amendments;

•	loan and lease production volume and mix;

•	loan and lease portfolio credit performance trends;

•	results of independent credit reviews; and

•	changes in management related to credit administration functions.

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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Allowance for Credit Losses Data	2019	2019	2018	2018
	(Dollars in thousands)
Allowance for loan and lease losses	$138,552	$135,037	$132,472	$141,920
Reserve for unfunded loan commitments	33,861	34,861	36,861	35,361
Total allowance for credit losses	$172,413	$169,898	$169,333	$177,281

Allowance for credit losses to loans and leases held for investment	0.92%	0.92%	0.94%	1.03%
Allowance for credit losses to nonaccrual loans and leases held for investment	174.0%	209.1%	213.5%	156.9%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Roll Forward	2019	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period (1)	$169,898	$173,142	$167,500	$169,333	$168,091
Provision for credit losses:
Addition to allowance for loan and lease losses	8,000	10,000	11,500	22,000	26,274
(Reduction in) addition to reserve for unfunded
loan commitments	(1,000)	(2,000)	—	(3,000)	6,726
Total provision for credit losses	7,000	8,000	11,500	19,000	33,000
Loans and leases charged off:
Real estate mortgage	(120)	(534)	(726)	(850)	(8,071)
Real estate construction and land	—	—	—	—	—
Commercial	(6,021)	(16,927)	(2,373)	(25,951)	(25,321)
Consumer	(360)	(176)	(209)	(802)	(304)
Total loans and leases charged off	(6,501)	(17,637)	(3,308)	(27,603)	(33,696)
Recoveries on loans charged off:
Real estate mortgage	95	240	223	478	1,999
Real estate construction and land	—	—	22	—	49
Commercial	1,898	6,080	1,303	11,084	7,702
Consumer	23	73	41	121	136
Total recoveries on loans charged off	2,016	6,393	1,589	11,683	9,886
Net charge-offs	(4,485)	(11,244)	(1,719)	(15,920)	(23,810)
Balance, end of period	$172,413	$169,898	$177,281	$172,413	$177,281

Annualized net charge-offs to average loans and leases	0.10%	0.25%	0.04%	0.12%	0.19%
_________________________________________

(1)	The allowance for credit losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance for the nine months ended September 30, 2018.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Charge-offs	2019	2019	2018	2019	2018
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	—	—	—	—
SBA program	120	534	468	750	2,594
Other commercial real estate	—	—	258	9	5,271
Total commercial real estate mortgage	120	534	726	759	7,865
Income producing and other residential	—	—	—	—	145
Other residential real estate	—	—	—	91	61
Total income producing and other residential
real estate mortgage	—	—	—	91	206
Total real estate mortgage	120	534	726	850	8,071
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—
Commercial:
Lender finance & timeshare	—	—	—	—	8
Equipment finance	—	—	—	—	2,934
Other asset-based	—	11,800	673	11,800	1,033
Premium finance	—	—	—	—	—
Total asset-based	—	11,800	673	11,800	3,975
Expansion stage	2,919	1,463	1,142	4,586	5,811
Early stage	1,448	—	—	1,544	3,721
Equity fund loans	—	—	—	—	—
Late stage	—	—	—	—	—
Total venture capital	4,367	1,463	1,142	6,130	9,532
Security monitoring	—	—	—	1,707	—
Secured business loans	1,111	100	71	1,220	624
Other lending	437	1,182	487	2,133	1,251
Cash flow	106	2,382	—	2,961	9,939
Total other commercial	1,654	3,664	558	8,021	11,814
Total commercial	6,021	16,927	2,373	25,951	25,321
Consumer	360	176	209	802	304
Total charge-offs	$6,501	$17,637	$3,308	$27,603	$33,696

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Recoveries	2019	2019	2018	2019	2018
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	—	—	—	—
SBA program	77	88	18	198	294
Other commercial real estate	12	59	198	143	360
Total commercial real estate mortgage	89	147	216	341	654
Income producing and other residential	—	—	—	—	1,208
Other residential real estate	6	93	7	137	137
Total income producing and other residential
real estate mortgage	6	93	7	137	1,345
Total real estate mortgage	95	240	223	478	1,999
Real estate construction and land:
Commercial	—	—	22	—	42
Residential	—	—	—	—	7
Total real estate construction and land	—	—	22	—	49
Commercial:
Lender finance & timeshare	3	1	1	5	2
Equipment finance	—	—	—	11	90
Other asset-based	227	239	68	545	187
Premium finance	—	—	—	—	—
Total asset-based	230	240	69	561	279
Expansion stage	75	1,961	704	2,133	5,115
Early stage	353	2,862	281	5,370	563
Equity fund loans	—	—	—	—	—
Late stage	—	—	—	—	—
Total venture capital	428	4,823	985	7,503	5,678
Security monitoring	181	—	—	181	—
Secured business loans	731	818	160	2,176	553
Other lending	297	190	80	612	1,183
Cash flow	31	9	9	51	9
Total other commercial	1,240	1,017	249	3,020	1,745
Total commercial	1,898	6,080	1,303	11,084	7,702
Consumer	23	73	41	121	136
Total recoveries	$2,016	$6,393	$1,589	$11,683	$9,886

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	September 30, 2019		June 30, 2019		December 31, 2018
		% of		% of		% of
Deposit Composition	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Noninterest-bearing demand	$7,441,185	38%	$7,299,213	39%	$7,888,915	42%
Interest checking	3,645,660	18%	3,220,353	17%	2,842,463	15%
Money market	4,870,344	25%	4,578,083	24%	5,043,871	27%
Savings	514,075	3%	519,839	3%	571,422	3%
Total core deposits	16,471,264	84%	15,617,488	83%	16,346,671	87%
Non-core non-maturity deposits	479,732	2%	436,833	2%	518,192	3%
Total non-maturity deposits	16,950,996	86%	16,054,321	85%	16,864,863	90%
Time deposits $250,000 and under	2,282,976	12%	2,284,023	12%	1,593,453	8%
Time deposits over $250,000	499,231	2%	467,412	3%	412,185	2%
Total time deposits	2,782,207	14%	2,751,435	15%	2,005,638	10%
Total deposits	$19,733,203	100%	$18,805,756	100%	$18,870,501	100%
During the third quarter of 2019, total deposits increased by $927.4 million to $19.7 billion, due mainly to increases of $853.8 million in core deposits, $42.9 million in non-core non-maturity deposits, and $30.8 million in time deposits. The increase in core deposits was due primarily to increases of $425.3 million in interest checking deposits, $292.3 million in money market deposits, and $142.0 million in noninterest-bearing demand deposits. At September 30, 2019, core deposits totaled $16.5 billion, or 84% of total deposits, including $7.4 billion of noninterest-bearing demand deposits, or 38% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
September 30, 2019	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$1,003,747	$223,291	$1,227,038
Due in over three months through six months	680,369	143,599	823,968
Due in over six months through twelve months	502,349	109,600	611,949
Total due within twelve months	2,186,465	476,490	2,662,955
Due in over 12 months through 24 months	77,660	20,060	97,720
Due in over 24 months	18,851	2,681	21,532
Total	$2,282,976	$499,231	$2,782,207
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At September 30, 2019, total off-balance sheet client investment funds were $1.8 billion, of which $1.5 billion was managed by PWAM. At December 31, 2018, total off-balance sheet client investment funds were $1.9 billion, of which $1.5 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
	2019	2019	2018	2018
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$99,113	$81,265	$79,333	$112,972
Accruing loans contractually past due 90 days or more	—	—	—	—
Foreclosed assets, net	1,366	1,472	5,299	4,407
Total nonperforming assets	$100,479	$82,737	$84,632	$117,379

Performing TDRs held for investment	$16,329	$16,464	$17,701	$22,106
Classified loans and leases held for investment	$188,607	$190,979	$237,110	$260,459
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.53%	0.44%	0.44%	0.66%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.54%	0.45%	0.47%	0.68%
Classified loans and leases held for investment
to loans and leases held for investment	1.01%	1.03%	1.32%	1.51%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	September 30, 2019		June 30, 2019		30 - 89 Days Past Due
		% of		% of	September 30,	June 30,
		Loan		Loan	2019	2019
	Amount	Category	Amount	Category	Amount	Amount
	(Dollars in thousands)
Real estate mortgage:
Commercial	$19,515	0.5%	$17,012	0.4%	$—	$3,948
Income producing and other residential	2,868	0.1%	2,883	0.1%	3,750	3,262
Total real estate mortgage	22,383	0.3%	19,895	0.2%	3,750	7,210
Real estate construction and land:
Commercial	377	—%	390	—%	—	—
Residential	—	—%	—	—%	2,622	4,672
Total real estate construction and land	377	—%	390	—%	2,622	4,672
Commercial:
Asset-based	33,015	0.9%	32,236	0.9%	48	12,382
Venture capital	20,131	0.9%	22,501	1.0%	—	—
Other commercial	22,554	1.2%	5,799	0.3%	4,068	439
Total commercial	75,700	1.0%	60,536	0.8%	4,116	12,821
Consumer	653	0.2%	444	0.1%	795	964
Total held for investment	$99,113	0.5%	$81,265	0.4%	$11,283	$25,667

During the third quarter of 2019, nonaccrual loan and leases held for investment increased by $17.8 million to $99.1 million at September 30, 2019 due mainly to one previously classified $14.9 million security monitoring commercial loan moving to nonaccrual status. As of September 30, 2019, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $53.4 million and represented 54% of total nonaccrual loans and leases.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Property Type	2019	2019	2018	2018
	(In thousands)
Commercial real estate	$199	$253	$2,004	$2,176
Single-family residence	948	953	953	953
Construction and land development	219	219	219	219
Multi-family	—	—	1,059	1,059
Total OREO, net	1,366	1,425	4,235	4,407
Other foreclosed assets	—	47	1,064	—
Total foreclosed assets	$1,366	$1,472	$5,299	$4,407
During the third quarter of 2019, foreclosed assets decreased by $106,000 to $1.4 million at September 30, 2019 due mainly to increased reserves of $54,000 and sales of $52,000.
Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	September 30, 2019		June 30, 2019		December 31, 2018
		Number		Number		Number
		of		of		of
Performing TDRs	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate mortgage	$10,292	23	$10,457	25	$11,484	27
Real estate construction and land	4,980	2	4,986	2	5,420	2
Commercial	980	10	931	8	692	6
Consumer	77	2	90	3	105	3
Total performing TDRs held for investment	$16,329	37	$16,464	38	$17,701	38
During the third quarter of 2019, performing TDRs held for investment decreased by $135,000 to $16.3 million at September 30, 2019 attributable primarily to $235,000 in payoffs and other reductions, offset partially by $100,000 in additions. The majority of the number of performing TDRs were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Loan and Lease Credit Risk Ratings	2019	2019	2018	2018
	(Dollars in thousands)
Pass	$18,279,011	$18,042,569	$17,459,205	$16,609,629
Special mention	267,925	239,304	261,398	360,058
Classified	188,607	190,979	237,110	260,459
Total loans and leases held for investment,
net of deferred fees	$18,735,543	$18,472,852	$17,957,713	$17,230,146
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio monitoring.
During the third quarter of 2019, classified loans and leases decreased by $2.4 million to $188.6 million at September 30, 2019.
During the third quarter of 2019, special mention loans and leases increased by $28.6 million to $267.9 million at September 30, 2019. The increase in special mention loans and leases was due primarily to the downgrade of two security monitoring commercial loans totaling $49 million, offset partially by a net decrease from other activity.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At September 30, 2019, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At September 30, 2019, such disallowed amounts were $319,000 for the Company and $32,000 for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2019, the Company and Bank were in compliance with the capital conservation buffer requirement. Effective January 1, 2019, the common equity tier 1, tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%.

The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
			Plus Capital
		For Capital	Conservation	For Well
		Adequacy	Buffer Fully	Capitalized
	Actual	Purposes	Phased-In	Requirement
September 30, 2019
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	9.50%	4.00%	4.000%	N/A
CET1 capital (to risk weighted assets)	9.55%	4.50%	7.000%	N/A
Tier 1 capital (to risk weighted assets)	9.55%	6.00%	8.500%	N/A
Total capital (to risk weighted assets)	12.16%	8.00%	10.500%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	10.72%	4.00%	4.000%	5.00%
CET1 capital (to risk weighted assets)	10.79%	4.50%	7.000%	6.50%
Tier 1 capital (to risk weighted assets)	10.79%	6.00%	8.500%	8.00%
Total capital (to risk weighted assets)	11.52%	8.00%	10.500%	10.00%

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2018
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.13%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.01%	4.50%	6.375%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.01%	6.00%	7.875%	N/A	8.50%
Total capital (to risk weighted assets)	12.72%	8.00%	9.875%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	10.80%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	10.68%	4.50%	6.375%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	10.68%	6.00%	7.875%	8.00%	8.50%
Total capital (to risk weighted assets)	11.44%	8.00%	9.875%	10.00%	10.50%
_______________________________________

(1)
Ratios for September 30, 2019 reflect the minimum required plus the fully phased-in capital conservation buffer of 2.50%; ratios for December 31, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018 of 1.875%.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $456.1 million at September 30, 2019. At September 30, 2019, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $442.5 million were included in Tier II capital.

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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $4.3 billion at September 30, 2019, of which $3.4 billion was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $6.1 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $2.1 billion at September 30, 2019, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $2.8 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $141.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of September 30, 2019, there was a $141.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2019, the Bank had $230.0 million of borrowings outstanding through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	September 30,	June 30,	December 31,
Primary Liquidity - On-Balance Sheet	2019	2019	2018
	(Dollars in thousands)
Cash and due from banks	$252,596	$185,075	$175,830
Interest-earning deposits in financial institutions	483,405	422,663	209,937
Securities available-for-sale	3,817,348	3,807,244	4,009,431
Less: pledged securities	(494,984)	(493,795)	(458,143)
Total primary liquidity	$4,058,365	$3,921,187	$3,937,055

Ratio of primary liquidity to total deposits	20.6%	20.9%	20.9%

Secondary Liquidity - Off-Balance Sheet	September 30,	June 30,	December 31,
Available Secured Borrowing Capacity	2019	2019	2018
	(In thousands)
Secured borrowing capacity with the FHLB	$4,279,424	$4,236,046	$3,746,970
Less: secured advances outstanding	(882,000)	(1,522,000)	(1,040,000)
Available secured borrowing capacity with the FHLB	3,397,424	2,714,046	2,706,970
Available secured borrowing capacity with the FRBSF	2,108,982	1,991,861	2,003,269
Total secondary liquidity	$5,506,406	$4,705,907	$4,710,239
During the three months ended September 30, 2019, the Company's primary liquidity increased by $137.2 million due mainly to increases of $67.5 million in cash and due from banks, $60.7 million in interest-earning deposits in financial institutions, and $10.1 million in securities available-for-sale. The Company's secondary liquidity increased by $800.5 million during the third quarter of 2019 due to a $640.0 million decrease in the amount borrowed from the secured borrowing line with the FHLB, a $117.1 million increase in the borrowing capacity on the secured credit line with the FRBSF, and a $43.4 million increase in the borrowing capacity on the secured borrowing line with the FHLB. The increases in the borrowing capacities with the FRBSF and FHLB in the third quarter were due primarily to increases in loan collateral pledged for the facilities.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At September 30, 2019, core deposits totaled $16.5 billion and represented 84% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2019, brokered deposits totaled $1.8 billion, consisting primarily of $1.3 billion of brokered time deposits and $479.7 million of non-maturity brokered accounts. At December 31, 2018, brokered deposits totaled $1.3 billion, consisting mainly of $729.4 million of brokered time deposits and $518.2 million of non-maturity brokered accounts.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2019, we were in compliance with all of our established liquidity guidelines.
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

Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. Dividends paid by the Bank during the three previous fiscal years exceeded the Bank's net earnings during that same period by $28.5 million. During the three and nine months ended September 30, 2019, PacWest received $79.0 million and $258.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $531.7 million at September 30, 2019, for the foreseeable future any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At September 30, 2019, PacWest had $103.7 million in cash and due from banks, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program, which terminates on February 29, 2020. See "- Recent Events - Stock Repurchase Program" for additional information.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

	September 30, 2019
		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits	$2,662,955	$115,024	$4,228	$—	$2,782,207
Short-term borrowings	1,253,000	—	—	—	1,253,000
Long-term debt obligations (1)	31	—	—	539,880	539,911
Contractual interest (2)	17,919	2,391	135	—	20,445
Operating lease obligations	32,654	56,534	38,817	35,302	163,307
Other contractual obligations	64,522	58,426	14,347	24,856	162,151
Total	$4,031,081	$232,375	$57,527	$600,038	$4,921,021
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.
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

Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At September 30, 2019, our loan commitments and standby letters of credit were $7.8 billion and $367.1 million. The loan commitments, a portion of which result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 10. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
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
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of September 30, 2019, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $52.7 million and $28.1 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $55.5 million and $29.2 million. We recognized a foreign currency translation net gain of $8,000 for the nine months ended September 30, 2019 and a foreign currency translation net loss of $53,000 for the nine months ended September 30, 2018.
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
We evaluated the results of our NII simulation model and MVE model prepared as of September 30, 2019, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.

Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2019. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at September 30, 2019. In order to arrive at the base case, we extend our balance sheet at September 30, 2019 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of September 30, 2019. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.
The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of September 30, 2019 assumes interest-bearing deposits reprice at 32% of the change in market rates (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet and forward yield curve as the base scenario, with immediate and sustained parallel upward and downward movements in interest rates of 100, 200 and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
September 30, 2019	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,153.0	17.6%	5.00%	0.75%
Up 200 basis points	$1,094.0	11.5%	4.74%	0.49%
Up 100 basis points	$1,033.3	5.4%	4.48%	0.23%
BASE CASE	$980.8	—	4.25%	—
Down 25 basis points	$967.1	(1.4)%	4.19%	(0.06)%
Down 50 basis points	$957.1	(2.4)%	4.15%	(0.10)%
Down 100 basis points	$937.1	(4.5)%	4.06%	(0.19)%
During the third quarter of 2019, total base case year 1 tax equivalent NII decreased by $9.7 million to $980.8 million at September 30, 2019 from $990.5 million at June 30, 2019. This decrease was attributable to a decline in short-term interest rates leading to lower loan yields.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates, and the least favorable alternate rate vector that we model is the “Bull Steepener,” when short-term rates fall faster than long-term rates. In the “Bear Flattener” scenario, Year 1 tax equivalent NII increases by 6.7%, and in the “Bull Steepener” scenario, Year 1 tax equivalent NII decreases by 1.5%.

Of the $18.8 billion of total loans at September 30, 2019, $11.3 billion have variable interest rate terms (excluding hybrid loans discussed below). Approximately $7.9 billion, or 70%, of the variable interest rate loans as of September 30, 2019 contained interest rate floor provisions, of which approximately $2.0 billion were "in-the-money," meaning the loan coupon will not adjust down if there are future decreases to the index interest rate. The cumulative amount of loans with "in-the-money" floors for assumed additional market rate decreases are as follows:

September 30, 2019
Total Amount of
Loans With
Basis Points of	"In-the-Money"
Rate Decreases	Loan Floors
(Dollars in millions)
50 bps	$3,354
100 bps	$4,949
150 bps	$6,751
200 bps	$7,679
250 bps	$7,878
Additionally, approximately $3.7 billion of variable-rate hybrid loans do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $970 million, $1.3 billion, and $1.7 billion in the next one, two, and three years.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off‑balance sheet items existing at September 30, 2019.

The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
September 30, 2019	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$7,791.4	$694.7	9.8%	29.2%	158.4%
Up 200 basis points	$7,587.2	$490.6	6.9%	28.4%	154.2%
Up 100 basis points	$7,350.4	$253.8	3.6%	27.5%	149.4%
BASE CASE	$7,096.7	$—	—%	26.6%	144.2%
Down 100 basis points	$6,754.2	$(342.5)	(4.8)%	25.3%	137.3%
Down 200 basis points	$6,132.2	$(964.4)	(13.6)%	22.9%	124.6%
Down 300 basis points	$5,792.1	$(1,304.5)	(18.4)%	21.7%	117.7%
During the third quarter of 2019, total base case projected market value of equity increased by $1.5 billion to $7.1 billion. The overall MVE sensitivity reflects a more asset-sensitive profile. The increase in asset sensitivity of MVE is due to revised deposit attrition and pricing models implemented during the third quarter, which reflect longer deposit account average life and lower deposit pricing betas than the models used previously. The $1.5 billion increase in base case projected MVE was due primarily to: (1) a $765 million decrease in the mark-to-market adjustment for total deposits due to the longer average life and lower pricing beta assumed in the new deposit models, (2) a $623 million increase in the mark-to-market adjustment for loans and leases due to decreased credit spreads used for loan valuation and price appreciation from the decrease in market interest rates, and (3) a $68 million increase in the book value of stockholders' equity due mainly to $110.0 million of net earnings and a $22.8 million increase in accumulated other comprehensive income, offset partially by $72.0 million of cash dividends paid.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the third quarter of 2019:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
July 1 – July 31, 2019	—	$—	—	$124,707
August 1 – August 31, 2019	2,952	$34.59	—	$124,707
September 1 – September 30, 2019	—	$—	—	$124,707
Total	2,952	$34.59	—
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
10.7
Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company's Stock Incentive Plan, as amended (Exhibit 10.7 to Form 10-Q filed on August 8, 2019 and incorporated herein by this reference).

10.8
Form of Stock Award Agreement and Grant Notice pursuant to the Company's Stock Incentive Plan, as amended (Exhibit 10.8 for Form 10-Q filed on August 8, 2019 and incorporated herein by this reference).

31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2019, June 30, 2019, and September 30, 2018, and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2019, June 30, 2019, and September 30, 2018, and nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements (Filed herewith).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	November 6, 2019	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Accounting Officer