Form 10-K
period 2019-12-31
PACWEST BANCORP
filed 2020-02-28
CIK 1102112

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2019, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 28, 2019, was approximately $4.5 billion. Registrant does not have any nonvoting common equities.
As of February 14, 2020, there were 116,859,317 shares of registrant's common stock outstanding, excluding 1,574,793 shares of unvested restricted stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP
2019 ANNUAL REPORT ON FORM 10-K

PART I
Forward-Looking Information
This Form 10-K contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under "Item 1A. Risk Factors." Factors that might cause such differences include, but are not limited to:

•	our ability to compete effectively against other financial service providers in our markets including attracting and retaining qualified employees;

•	the effect of the current interest rate environment or impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolios;

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

•	failure to adequately manage the transition from LIBOR as a reference rate;

•	reduced demand for our services due to strategic or regulatory reasons or reduced demand for our products due to legislative changes such as new rent control laws;

•	our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;

•
our ability to complete future acquisitions and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;

•	legislative or regulatory requirements or changes, including an increase to capital requirements, and increased political and regulatory uncertainty;

•	Severe weather, natural disasters, acts of war or terrorism, public health issues, or other adverse external events could harm our business;

•	the impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	higher than anticipated increases in operating expenses;

•	lower than expected dividends paid from the Bank to the holding company;

•	the amount and exact timing of any common stock repurchases will depend upon market conditions and other factors;

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

•	changes made to tax laws or regulations affecting our business, including the disallowance of tax benefits by tax authorities and/or changes in tax filing jurisdictions or entity classifications; and

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
Available Information
We maintain a website for the Bank at http:www.pacwest.com. Via the “Investor Relations” link at the Bank’s website, our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.
We have adopted a written Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules of the SEC promulgated thereunder and it is available via the "Investor Relations" link at the Bank's website in the section titled “Corporate Governance.” Any changes in, or waivers from, the provisions of this code of ethics that the SEC requires us to disclose are posted on our website in such section. In the Corporate Governance section of our website, we have also posted the charters for our Audit Committee, Compensation, Nominating and Governance Committee, Asset/Liability Management Committee, and Risk Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.
Documents available on the website are available in print to any stockholder who requests them in writing to our Investor Relations Department at PacWest Bancorp, 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212, Attention: Investor Relations, or via e‑mail to investor‑relations@pacwestbancorp.com.
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

AFX	American Financial Exchange	FSOC	Financial Stability Oversight Council
ALLL	Allowance for Loan and Lease Losses	IPO	Initial Public Offering
ALM	Asset Liability Management	IRR	Interest Rate Risk
ASC	Accounting Standards Codification	LIBOR	London Inter-bank Offering Rate
ASU	Accounting Standards Update	LIHTC	Low Income Housing Tax Credit
ATM	Automated Teller Machine	MBS	Mortgage-Backed Securities
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	MVE	Market Value of Equity
BHCA	Bank Holding Company Act of 1956, as amended	NII	Net Interest Income
BOLI	Bank Owned Life Insurance	NIM	Net Interest Margin
Brexit	Britain Exit (from the European Union)	NSF	Non-Sufficient Funds
CDI	Core Deposit Intangible Assets	Non-PCI	Non-Purchased Credit Impaired
CECL	Current Expected Credit Loss	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1	OFAC	U.S Treasury Department of Office of Foreign Assets Control
CFPB	Consumer Financial Protection Bureau	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
CPI	Consumer Price Index	PCI	Purchased Credit Impaired
CRA	Community Reinvestment Act	PD/LGD	Probability of Default/Loss Given Default
CRI	Customer Relationship Intangible Assets	PRSUs	Performance-Based Restricted Stock Units
CUB	CU Bancorp (a company acquired on October 20, 2017)	PWAM	Pacific Western Asset Management Inc.
CU Bank	California United Bank (a wholly-owned subsidiary of CUB)	ROU	Right-of-use
DBO	California Department of Business Oversight	SBA	Small Business Administration
DGCL	Delaware General Corporation Law	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SNCs	Shared National Credits
DTAs	Deferred Tax Assets	SOFR	Secured Overnight Financing Rate
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets income/expense, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FASB	Financial Accounting Standards Board	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FDIA	Federal Deposit Insurance Act	TCJA	Tax Cuts and Jobs Act
FDIC	Federal Deposit Insurance Corporation	TDRs	Troubled Debt Restructurings
FDICIA	Federal Deposit Insurance Corporation Improvement Act	TRSAs	Time-Based Restricted Stock Awards
FHLB	Federal Home Loan Bank of San Francisco	TruPS	Trust Preferred Securities
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRBSF	Federal Reserve Bank of San Francisco	VIE	Variable Interest Entity

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country through its Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. National Lending provides asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers loans and a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and a SEC-registered investment adviser.
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
As of December 31, 2019, the Company had total assets of $26.8 billion, total loans and leases, net of deferred fees, of $18.8 billion, total deposits of $19.2 billion, and stockholders’ equity of $5.0 billion.
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
Our reputation, expertise, and relationship-based business banking model enable us to deepen our relationships with our customers. We leverage our relationships with existing customers by providing access to an array of our products and services, including attracting deposits from and offering cash management solutions to our loan and lease customers. We competitively price our deposit products to meet the needs of our customers with a view to maximizing our share of each customer's financial services business and prudently managing our cost of funds.

Focusing on operational efficiency is critical to our profitability and future growth. We carefully manage our cost structure and continuously refine and implement internal processes and systems to create further efficiencies to enhance our earnings.
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
Our branch network allows us to gather deposits, expand our brand presence and service our customers’ banking and cash management needs. In addition, as banking customers now expect on-line and mobile banking tools for conducting basic banking functions, we are able to serve our customers through a wide range of non-branch channels, including on-line, mobile, remote deposit, and telephone banking platforms, all of which allows us to expand our service area to attract new depositors without a commensurate increase in branch locations or branch traffic.
At December 31, 2019, we had ATMs at 59 of our branches located in California and one ATM at our branch in Denver, Colorado. We are a member of the MoneyPass network that enables our customers to withdraw cash surcharge-free and service charge-free at over 25,000 ATM locations across the country. We provide access to customer accounts via a 24 hour seven-day-a-week, toll-free, automated telephone customer service and secure on-line banking services.
At December 31, 2019, our total deposits consisted of $16.2 billion in core deposits, $2.5 billion in time deposits, and $496.4 million in non-core non-maturity deposits. Core deposits represented 84% of total deposits at December 31, 2019, and were comprised of $7.2 billion in noninterest-bearing deposits, $4.7 billion in money market accounts, $3.8 billion in interest-bearing checking accounts, and $499.6 million in savings accounts. Our deposit base is also diversified by client type. As of December 31, 2019, no individual depositor represented more than 1.2% of our total deposits, and our top ten depositors represented 7.5% of our total deposits.
We face strong competition in gathering deposits from nationwide, regional, and community banks, credit unions, money market funds, brokerage firms and other non-bank financial services companies that target the same customers as we do. We actively compete for deposits and emphasize solicitation of noninterest-bearing deposits. We seek to provide a higher level of personal service than our larger competitors, many of whom have more assets, capital and resources than we do and who may be able to conduct more intensive and broader based promotional efforts to reach potential customers. Our cost of funds fluctuates with market interest rates and may be affected by higher rates being offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. Competition for deposits is also affected by the ease with which customers can transfer deposits from one institution to another.
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At December 31, 2019, total off-balance sheet client investment funds were $1.5 billion, of which $1.2 billion was managed by PWAM. At December 31, 2018, total off-balance sheet client investment funds were $1.9 billion, of which $1.5 billion was managed by PWAM.

Lending Activities
At December 31, 2019 and 2018, total loans and leases held for investment, net of deferred fees, were $18.8 billion and $18.0 billion. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer loans. Our commercial real estate loans and real estate construction loans are secured by a variety of property types. Our commercial loans and leases portfolio is diverse and includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies, secured business loans originated through our Community Banking group, and loans to security alarm monitoring companies. In October 2019, we decided to cease originating new security monitoring loans and healthcare real estate loans in our National Lending group. New technology is disrupting the security alarm business, causing increased customer acquisition costs and customer attrition, and thereby adversely impacting business models and valuations. We discontinued originations of healthcare real estate loans in our National Lending group upon the departure of the manager of this lending team. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Ceased Originating Certain Loans” for additional information regarding ceased originations of our security monitoring and healthcare real estate loans.
We price loans to preserve our interest spread and maintain our net interest margin. Loan interest rates may be floating, fixed, or a combination thereof (“hybrid”) throughout the loan term. The rates on hybrid loans typically are fixed until a “reset” date when the rates then become floating. While we do not actively solicit direct consumer loans, we hold consumer loans, consisting primarily of purchased private student loans originated and serviced by third-party lenders. We also have an additional exposure to consumer loans as many of our lender finance & timeshare loans are secured by the receivables owed to our borrowers by individual consumers.
Some of our loans are participations in larger loans, and these participations may be considered a SNC. A SNC is any loan or commitment to extend credit aggregating $100 million or more at origination ($20 million or more prior to January 1, 2018), committed under a formal lending arrangement, and shared by three or more unaffiliated supervised institutions. The SNC program is governed by an inter-agency agreement among the FRB, the FDIC, and the OCC. These agencies review a selection of SNCs periodically, with such review conducted at the lead or agent bank, and deliver a credit risk rating to the participants holding the loans. At December 31, 2019 and 2018, we had SNC loans held for investment to 28 borrowers that totaled $755 million and to 30 borrowers that totaled $840 million. At December 31, 2019 and 2018, SNC loans held for investment comprised 4.0% and 4.7% of total loans and leases held for investment, net of deferred fees.
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
Our real estate secured loans include the following specific lending products:

•
Commercial real estate mortgage. Our commercial real estate mortgage loans generally are collateralized by first deeds of trust on specific commercial properties. The most prevalent types of properties securing our commercial real estate loans are office properties, hotels, industrial properties, and retail properties. The properties are typically located in central business districts across the United States with a significant concentration of collateral properties located in California within our branch footprint. Our commercial real estate loans typically either have interest and principal payments due on an amortization schedule ranging from 25 to 30 years with a lump sum balloon payment due in one to ten years or may have an initial interest-only period followed by an amortization schedule with a lump sum balloon payment due in one to ten years. We also provide commercial real estate secured loans under the SBA's 7(a) Program and 504 Program. Compliant SBA 7(a) loans have an SBA guaranty for 75% of the principal balance. SBA 504 loans are first deed of trust mortgage loans on owner occupied commercial real estate which are 50% loan-to-value at origination where a second deed of trust is also provided by a non-profit certified development company. The SBA 7(a) and 504 mortgage loans repay on a twenty-five year amortization schedule.

•
Income producing and other residential real estate mortgage. Our income producing and other residential real estate mortgage loans generally are collateralized by first deeds of trust on multi-family and other for-rent, non-owner occupied residential properties. The most prevalent types of properties securing our income producing and other residential real estate loans are multi-family, condominium, pooled single-family rental properties, and individual single-family properties. We also purchase multi-family secured real estate mortgage loans from other banks due primarily to the favorable credit risk profile of multi-family loans. When we purchase multi-family loans from other banks, we re-underwrite the loans at time of purchase. Multi-family loans either repay on a 30-year amortization schedule or may have an initial interest-only period (up to two years) and then repay on a 30-year amortization schedule. We do not typically originate owner-occupied single-family mortgage loans but we do have a small portfolio of owner-occupied single-family mortgage loans stemming primarily from banks that we acquired.

•
Real estate construction and land. Our real estate construction and land loans generally are collateralized by first deeds of trust on specific residential and commercial properties. The most prevalent types of properties securing our construction and land loans are multi-family, hotel properties, and residential condominium properties. Construction loans typically finance from 40% to 70% of the cost to construct residential and commercial properties. The terms are generally one to three years with short-term, performance-based extension options. A very small component of this portfolio are single-family construction loans to qualifying home builders within our branch footprint.

Our real estate portfolio is subject to certain risks including, but not limited to, the following:

•	increased competition in pricing and loan structure;

•	the economic conditions of the United States and in the markets where we lend;

•	decreased demand or decreased values as a result of legislative changes such as new rent control laws;

•	interest rate increases;

•	decreased real estate values in the markets where we lend;

•	the borrower's inability to repay our loan due to decreased cash flow or operating losses;

•	the borrower’s inability to refinance or payoff our loan upon maturity;

•	loss of our loan principal stemming from a collateral foreclosure; and

•	various environmental risks, including natural disasters.
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

Real estate mortgage loans include loans secured by healthcare properties, primarily skilled nursing facilities. In addition to the points above, for a healthcare real estate loan, we evaluate facility clinical compliance and quality of care, assess the loan-to-value using per bed limitations based on market information, and analyze the payor mix and state and federal revenue sources. In October 2019, we ceased the origination of healthcare real estate loans in our National Lending group and expect real estate mortgage loans secured by healthcare properties to be a smaller portion of our real estate mortgage loans in the future.
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

•	considering market rental and occupancy rates relative to our underwritten or projected rental and occupancy rates;

•	considering the experience of our borrowers and our borrowers’ abilities to operate and manage the properties securing our loans;

•	evaluating the supply of comparable real estate and new supply under construction in the collateral's market area;

•	obtaining independent third-party appraisals that are reviewed by our appraisal department;

•	obtaining environmental risk assessments; and

•	obtaining seismic studies where appropriate.
With respect to real estate construction loans, in addition to the foregoing, we attempt to mitigate project-specific risks by:

•	considering the experience of our borrowers and our borrowers’ abilities to manage the properties during construction and into the stabilization periods;

•	obtaining project completion guaranties from our borrowers;

•	including covenants in our construction loan agreements that require the borrowers to fund costs that exceed the initial construction budgets;

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
SBA 7(a) and 504 program loans are subject to the risks outlined above and the risk that an SBA 7(a) guaranty may be invalid if specific SBA procedures are not followed. We seek to mitigate this risk by maintaining and adhering to additional policies specific to SBA loans which align with SBA requirements.

Commercial Loans and Leases
Our commercial loans and leases portfolio is diverse and includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies, secured business loans originated through our Community Banking group, and loans to security alarm monitoring companies.
Our commercial loans and leases include the following specific lending products:

•
Lender finance & timeshare. These are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables owed to our borrowers. The borrowers include lenders to small businesses, consumer lenders, and timeshare operators. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. The loans are typically revolving lines of credit with terms of one to three years with contractual borrowing availability as a percentage of eligible collateral.

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

•
Venture capital. These are loans directly to venture capital firms or loans to venture-backed companies. Equity fund loans are the loans made directly to venture capital firms, private equity funds, venture capital funds, and venture capital management companies to provide a bridge to the receipt of capital calls and to support the borrowers’ working capital needs, such as the cost of raising a new venture fund or leasehold improvements for new office space. The primary sources of repayment are receipt of capital calls, proceeds from sales of portfolio company investments, and management fees. The loan terms are generally one to four years, and the loans are typically secured by a first position lien on the assets of the business, an assignment of capital call rights and/or an assignment of management fees. Loans to venture-backed companies support the borrowers’ operations, including operating losses, working capital requirements, and fixed asset acquisitions. The borrowers are at various stages in their development (early, expansion, or late), and are, generally, reporting operating losses. The primary sources of repayment are future additional venture capital equity investments or the sale of the company or its assets. The loan terms are generally one to four years, and the loans are typically secured by a first priority, secured blanket lien on all corporate assets and/or a lien on intellectual property.

•
Secured business. These are secured business loans originated through the Community Banking group. The primary source of repayment is the cash flow of the borrowers. The loans can be up to five years and are secured by a specific asset or assets of the borrower.

•
Security monitoring. These are loans to security monitoring companies used to support the operations of companies that provide business and residential security systems and the accompanying alarm monitoring services. Loans to security monitoring companies are secured primarily by the monitoring contracts between the borrowers and their customers. The primary sources of repayment are the operating incomes of the borrowers, proceeds from the sales of security monitoring contracts to other monitoring companies, and proceeds from the sale of the borrowers themselves. The loans are typically revolving lines of credit with terms of one to three years with contractual borrowing availability as a ratio of the total recurring monthly billing amount from eligible monitoring contracts (collateral). Loans to security monitoring borrowers are usually considered leveraged loans. According to regulatory guidance, leveraged loans are typically loans where the proceeds are used for buyouts or acquisitions and where the resulting total debt levels are four or more times the annual adjusted earnings of the borrower. In October 2019, we decided to no longer originate new security monitoring loans. New technology is disrupting the security alarm business, causing increased customer acquisition costs and customer attrition and, thereby, adversely impacting business models and valuations.

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

•
Cash flow. Until December 2017, we actively originated cash flow loans to finance business acquisitions and recapitalizations to various types of borrowers, with greater emphasis on borrowers operating in the healthcare and technology industries. In December 2017, we exited most cash flow lending business lines, and agreed to sell $1.5 billion of cash flow loans (of which $481.1 million were held for sale at December 31, 2017 and were subsequently sold in the first quarter of 2018). At December 31, 2019, our remaining cash flow loans totaled $38.1 million.

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
Consumer Loans
Consumer loans are primarily purchased private student loans originated and serviced by third-parties and not guaranteed by any program of the U.S. Government. These loans refinanced the outstanding student loan debt of borrowers who met certain underwriting criteria, with terms that fully amortize the debt over terms ranging from five to twenty years. Consumer loans may also include personal loans, auto loans, home equity lines of credit, revolving lines of credit, and other loans typically made by banks to individual borrowers.
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
We seek to mitigate the exposure to such risks through the direct approval of all internally originated consumer loans by reviewing each new loan request and each renewal individually and adhering to written credit policies. Each purchased pool of loans must meet thresholds we have established for weighted average credit scores, weighted average borrower annual income, and weighted average borrower monthly free cash flow. For all purchased student loans, we monitor the performance of the originator and the enforcement of our rights under the loan purchase agreement.

Loan Concentrations
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31,
	2019		2018		2017
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Commercial	$4,202,687	22%	$4,824,298	27%	$5,385,740	32%
Income producing and other residential	3,770,060	20%	3,093,843	17%	2,466,894	14%
Total real estate mortgage	7,972,747	42%	7,918,141	44%	7,852,634	46%
Real estate construction and land:
Commercial	1,082,368	6%	912,583	5%	769,075	5%
Residential	1,655,434	9%	1,321,073	8%	822,154	5%
Total real estate construction and land	2,737,802	15%	2,233,656	13%	1,591,229	10%
Total real estate	10,710,549	57%	10,151,797	57%	9,443,863	56%
Commercial:
Asset-based	3,748,407	20%	3,305,421	18%	2,924,950	17%
Venture capital	2,179,422	12%	2,038,748	11%	2,122,735	13%
Other commercial (1)	1,767,667	9%	2,060,426	12%	2,071,394	12%
Total commercial	7,695,496	41%	7,404,595	41%	7,119,079	42%
Consumer	440,827	2%	401,321	2%	409,801	2%
Total loans and leases held for
investment, net of deferred fees	$18,846,872	100%	$17,957,713	100%	$16,972,743	100%
_______________________________________

(1)
At December 31, 2019, the remaining balances of cash flow loans held for investment totaled $38.1 million. At December 31, 2018 and 2017, the balances of these loans totaled $114.1 million and $278.9 million. Such cash flow loans are included in the "Other commercial" loan portfolio class in the table.

The real estate mortgage loan portfolio is diversified among various property types. At December 31, 2019, the three largest property types securing real estate mortgage loans were multi-family properties, office properties, and industrial properties, which comprised 45%, 16%, and 11% of our real estate mortgage loans, respectively. At December 31, 2018, the three largest property types securing real estate mortgage loans were multi-family properties, office properties, and industrial properties, which comprised 36%, 16%, and 13% of our real estate mortgage loans, respectively.
At December 31, 2019 and 2018, 12% and 13% of the total real estate mortgage loans were owner occupied (where our borrowers were operating businesses on the premises that collateralize our loans).
The real estate construction and land loan portfolio is diversified among various property types. At December 31, 2019, the three largest property types for real estate construction and land loans were multi-family properties, hotel properties, and residential condominium properties, which comprised 43%, 14%, and 9% of our real estate construction and land loans, respectively. At December 31, 2018, the three largest property types for real estate construction and land loans were multi-family properties, hotel properties, and residential condominium properties, which comprised 32%, 14%, and 13% of our real estate construction and land loans, respectively.

At December 31, 2019, commitments secured by real estate construction and land projects totaled $6.0 billion with related outstanding loan balances of $2.7 billion. At December 31, 2018, commitments secured by real estate construction and land projects totaled $4.9 billion with related outstanding loan balances of $2.2 billion. At December 31, 2019, commitments related to construction and land projects in California totaled $3.4 billion or 57% of total real estate construction and land commitments, and commitments related to construction and land projects in New York City totaled $664 million or 11% of total real estate construction and land commitments.
At December 31, 2019, there were ten individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $150 million. At December 31, 2019, these ten individual commitments totaled $1.2 billion and had an aggregate outstanding balance of $451 million. The projects financed by these commitments were a hotel, three mixed use properties, and six multi-family projects. For these ten commitments, the average commitment to budgeted projected cost ratio was 52.4%.
At December 31, 2019, we had 11 individual loan commitments greater than or equal to $150 million that ranged in size from $150 million to $300 million and totaled $2.1 billion and had an aggregate outstanding balance of $720 million. Seven of these commitments totaling $1.4 billion were equity fund loans, three of these commitments totaling $500 million were lender finance & timeshare loans, and one of these commitments totaling $150 million was a commercial construction loan.
At December 31, 2018, we had seven individual loan commitments equal to or greater than $150 million that ranged in size from $150 million to $155 million and totaled $1.1 billion and had an aggregate outstanding balance of $463 million. Two of these commitments totaling $305 million were equity fund loans, three of these commitments totaling $450 million were lender finance & timeshare loans, and two of these commitments totaling $300 million were commercial construction loans.
Financing
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt, and equity. As a member of the FHLB, the Bank had secured financing capacity with the FHLB as of December 31, 2019 of $4.2 billion, collateralized by a blanket lien on $5.9 billion of qualifying loans. The Bank also had secured financing capacity with the FRBSF of $2.0 billion as of December 31, 2019 collateralized by liens on $2.7 billion of qualifying loans.
Information Technology Systems
We devote significant financial and management resources to maintain stable, reliable, efficient, secure and scalable information technology systems. Where possible, we utilize third-party software systems that are hosted and supported by nationally recognized vendors.  We work with our third-party vendors to monitor and maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, automates numerous internal controls, improves customer experiences and reduces costs. Most customer records are maintained digitally. We also provide on-line, mobile, and telephone banking services to further improve the overall client experience.
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

Protecting our systems to ensure the safety of customer information is critical to our business. We use multiple layers of protection to control access, detect unusual activity and reduce risk. We regularly conduct a variety of audits and vulnerability and penetration tests on our platforms, systems and applications and maintain comprehensive incident response plans to minimize potential risks, including cyber-attacks. To protect our business operations against disasters, we have a backup off-site core processing system and comprehensive recovery plans.
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
Competition
The banking business is highly competitive. We compete nationwide with other commercial banks and financial services institutions for loans and leases, deposits, and employees. Some of these competitors are larger in total assets and capitalization, with more offices over a wider geographic area and offer a broader range of financial services than our operations. Our most direct competition for loans comes from larger regional and national banks, diversified finance companies, venture debt funds, and community banks that target the same customers as we do. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include non-bank specialty lenders, insurance companies, private investment funds, investment banks, financial technology companies, and other financial and non-financial institutions.
Competition is based on a number of factors, including interest rates charged on loans and leases and paid on deposits, underwriting standards, loan covenants, required guarantees, the scope and type of banking and financial services offered, convenience of our branch locations, customer service, technological changes, and regulatory constraints. Many of our competitors are large companies that have substantial capital, technological, and marketing resources. Some of our competitors have substantial market positions and have access to a lower cost of capital or a less expensive source of funds. Because of economies of scale, our larger, nationwide competitors may offer loan pricing that is more attractive than what we are willing to offer.
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

We differentiate ourselves in the marketplace through the quality of service we provide to borrowers while maintaining competitive interest rates, loan fees and other loan terms. We emphasize personalized relationship banking services and the efficient decision-making of our lending business units. We compete effectively based on our in-depth knowledge of our borrowers' industries and their business needs based upon information received from our borrowers' key decision-makers, analysis by our experienced professionals, and interaction between these two groups; our breadth of loan product offerings and flexible and creative approach to structuring products that meet our borrowers' business and timing needs; and our dedication to superior client service. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations, as to our continued ability to anticipate and adapt to changing conditions, and as to sufficiently improving our services and banking products in order to successfully compete in the marketplace.
Employees
As of January 31, 2020, we had 1,835 full time equivalent employees. None of the Company's employees are represented by collective bargaining agreements.
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

Supervision and Regulation
General
The Company and Bank are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. Such regulation is intended to, among other things, protect the interests of customers, including depositors, and the federal deposit insurance fund, as well as to minimize risk to the banking system as a whole. These regulations are not, however, generally charged with protecting the interests of our stockholders or other creditors. Described below are elements of selected laws and regulations applicable to our Company or the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, particularly in the current U.S. political environment, and in their application by regulatory agencies, cannot be predicted, and they may have a material effect on the business, operations, and results of the Company or the Bank.
Bank Holding Company Regulation
As a bank holding company, PacWest is registered with and subject to supervision, regulation, and examination by the FRB under the BHCA, and we are required to file with the FRB periodic reports of our operations and additional information regarding the Company and its subsidiaries as the FRB may require.
The Dodd-Frank Act, which codified the FRB's long-standing "source-of-strength" doctrine, requires the Company to act as a source of financial strength to the Bank including committing resources to support the Bank even at times when the Company may not be in a financial position to do so. Similarly, under the cross‑guarantee provisions of the FDIA, the FDIC can hold any FDIC‑insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC‑insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution.
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
The federal regulatory agencies also have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under “-Capital Requirements,” we are required to maintain minimum ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to total risk‑weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends or repurchase our shares. See “Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters - Dividends” and Note 21. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

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

In addition, notification to the FRB is required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements. Under such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations. In addition, prior approval of the FRB may be required in certain circumstances prior to our repurchasing shares of our common stock.
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
PacWest’s primary source of liquidity is the receipt of cash dividends from the Bank. Various statutes and regulations limit the availability of cash dividends from the Bank. Dividends paid by the Bank are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. The Bank's net earnings during the previous three fiscal years exceeded dividends paid by the Bank during that same period by $34.8 million. Since the Bank had a retained deficit of $490.6 million at December 31, 2019, for the foreseeable future, any further cash dividends from the Bank to the Company will continue to require DBO and FDIC approval.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Holding Company Liquidity” and Note 21. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.
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
Basel III provides a standardized approach for risk weightings that, depending on the nature of the assets, generally range from 0% for U.S. government and agency securities, to 1,250% for certain trading securitization exposures, resulting in higher risk weights for a variety of asset classes than previous regulations.
The Company has outstanding subordinated debentures issued to trusts, which, in turn, issued trust preferred securities. The carrying amount of subordinated debentures totaled $458.2 million at December 31, 2019. Under Basel III, none of the Company’s trust preferred securities were included in Tier 1 capital, however $444.5 million of such trust preferred securities were included in Tier 2 capital at December 31, 2019. We believe that, as of December 31, 2019, the Company and the Bank met all capital adequacy requirements under Basel III. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Capital” for further information on regulatory capital requirements, capital ratios, and deferred tax asset limits as of December 31, 2019 for the Company and the Bank.
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
During the first quarter of 2016, the FDIC issued a final rule implementing a 4.5 basis points surcharge on the quarterly FDIC insurance assessments of insured depository institutions with more than $10 billion in total consolidated assets. The Bank became subject to the FDIC surcharge on July 1, 2016. The surcharge continued through September 30, 2018, when the Deposit Insurance Fund reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum reserve ratio of 1.35%. For the year ended December 31, 2019, we incurred $11.5 million of FDIC assessment expense.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Incentive Compensation
In 2010, federal banking regulators issued final joint agency guidance on Sound Incentive Compensation Policies. This guidance applies to executive and non-executive incentive plans administered by the Bank. The guidance notes that incentive compensation programs must (i) provide employees incentives that appropriately balance risk and reward, (ii) be compatible with effective controls and risk management and (iii) be supported by strong corporate governance, including oversight by the Board. The FDIC reviews, as part of its regular examination process, the Bank’s incentive compensation programs.
In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive based compensation arrangements to regulators. The agencies proposed initial regulations in April 2011 and proposed revised regulations during the second quarter of 2016 that would establish general qualitative requirements applicable to all covered entities. The general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping.
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
In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency proposed for public comment rules to modernize the agencies' regulations under the CRA. We will continue to evaluate the impact of any changes to the CRA regulations.
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
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “California Privacy Act”), which took effect on January 1, 2020. The California Privacy Act, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. We expect this trend of state-level activity to continue, and are continually monitoring developments in the states in which we operate. For a further discussion of risks related to privacy and cybersecurity, see "Item 1A. Risk Factors" included in this Form 10-K.
Regulation of Certain Subsidiaries
PWAM is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations. Following the completion of various studies on investment advisers and broker-dealers required by the Dodd-Frank Act, the SEC has, among other things, recommended to Congress that it consider various means to enhance the SEC’s examination authority over investment advisers, which may have an impact on PWAM that we cannot currently assess.

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
General Economic and Market Conditions Risk
Our business is adversely affected by unfavorable economic, market, and political conditions.
The United States economy has been in a ten-year expansion since the Great Recession ended in 2009. This current expansion has been longer than most U.S. expansionary periods in recent history. Going into 2020, while global economic growth has continued and the underlying macroeconomic environment remains largely positive, there continue to be various economic, market and political risks and uncertainties that could materially and adversely affect our financial condition and results of operation.
In the event of an economic recession, our operating results could be adversely affected because we could experience higher loan and lease charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Brexit has the potential to impact global economic conditions which may in turn impact U.S. economic conditions, but we would not expect any direct impact as we do not operate in the United Kingdom. Various market conditions also affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans and leases. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which may adversely affect businesses’ ability to raise capital and/or service their debts.
An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

•	a decrease in the demand for our loans and leases and other products and services offered by us;

•	a decrease in our deposit balances due to overall reductions in the accounts of customers;

•	a decrease in the value of collateral securing our loans and leases;

•	an increase in the level of nonperforming and classified loans and leases:

•	an increase in provisions for credit losses and loan and lease charge-offs;

•	a decrease in net interest income derived from our lending and deposit gathering activities;

•	a decrease in the Company's stock price;

•	a decrease in our ability to access the capital markets; or

•	an increase in our operating expenses associated with attending to the effects of certain circumstances listed above.

Our ability to attract and retain qualified employees is critical to our success.
Our employees are our most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees to assist in executing our growth, acquisition, and business strategies. We also seek to retain proven, experienced senior employees with superior talent, augmented from time to time by external hires, to provide continuity of succession of our executive management team. In addition, the Company’s Board oversees succession planning, including review of the succession plans for the Chief Executive Officer and other members of executive management. Losses of or changes in our current executive officers or other key personnel, or the inability to recruit and retain qualified personnel in the future could materially and adversely affect our financial condition and results of operations.
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
At December 31, 2019 and 2018, loans to venture-backed companies totaled $980.2 million, or 5% of total loans and leases, and $1.2 billion, or 7% of total loans and leases. For the years ended December 31, 2019 and 2018, net charge-offs related to venture-backed borrowers totaled $1.2 million and $24.2 million. For these years, net charge-offs related to venture-back borrowers comprised 7% and 55% of total net charge-offs. In accordance with U.S. GAAP, we maintain an allowance for loan and lease losses to provide for loan defaults and non-performance. Our allowance for loan and lease losses allocable to loans to venture-backed borrowers may not be adequate to absorb actual credit losses arising from these loans, and future provisions for credit losses could materially and adversely affect our operating results.

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
Further impacting the sufficiency of our current allowance for credit losses is the implementation of a new accounting standard, “Measurement of Credit Losses on Financial Instruments,” commonly referred to as the “Current Expected Credit Losses” standard, or “CECL,” which is effective on January 1, 2020. CECL changes the allowance for credit losses methodology from an incurred loss concept to an expected loss concept, which is even more dependent on future economic forecasts, assumptions and models than existing U.S. GAAP and could result in increases and add volatility to our allowance for credit losses and future provisions for loan losses. These forecasts, assumptions and models are inherently uncertain and are based upon management’s reasonable judgment in light of information currently available.
Our federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in our loan and lease portfolio, we cannot provide assurance that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. We also cannot be certain that actual results will be consistent with forecasts and assumptions used in our CECL modeling. Any of these occurrences could materially and adversely affect our financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
Our loans and leases are concentrated by location, collateral value, and borrower type which could exacerbate credit losses if certain markets or industries were to experience economic difficulties or operating issues.
Real estate mortgage loans and real estate construction and land loans comprised 57% of our total loans and leases at December 31, 2019. Of total loans and leases, 35% are secured by real estate collateral located in California, 25% are secured by multi-family properties, and 6% are secured by commercial real estate construction projects.
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
At December 31, 2019, there were ten individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $150 million. At December 31, 2019, these ten individual commitments totaled $1.2 billion and had an aggregate outstanding balance of $451 million. The projects financed by these commitments were a hotel, three mixed use properties, and six multi-family projects. For these ten commitments, the average commitment to budgeted projected cost ratio was 52.4%.
At December 31, 2019, we had 11 individual loan commitments greater than or equal to $150 million that ranged in size from $150 million to $300 million and totaled $2.1 billion and had an aggregate outstanding balance of $720 million. Seven of these commitments totaling $1.4 billion were equity fund loans, three of these commitments totaling $500 million were lender finance & timeshare loans, and one of these commitments totaling $150 million was a commercial construction loan.
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
Part of our strategy is focused on providing banking products and credit to entrepreneurial and venture-backed businesses, including in particular early- and expansion-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, and corporate investors. We derive a significant portion of deposits, including large deposits, from these companies and provide them with loans as well as other banking products and services. In many cases, our credit decisions are based on our analysis of the likelihood that our venture capital-backed clients will receive additional rounds of equity capital from investors. If the amount of capital available to such companies decreases, we could suffer loan losses, which could have a material adverse effect on our deposit balances, net earnings, allowance for loan and lease losses, financial condition, and results of operations.
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

We May be Adversely Impacted by the Transition from LIBOR as a Reference Rate.
The Financial Conduct Authority has announced that the London Interbank Offered Rate (“LIBOR”) will no longer be published after 2021. With LIBOR’s expected discontinuance after 2021, there is uncertainty as to what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In response, the Alternative Reference Rates Committee (“ARRC”) was convened in the U.S. to explore alternative reference rates and supporting processes. The ARRC identified a potential successor rate to LIBOR in the Secured Overnight Financing Rate (“SOFR”) and crafted the Paced Transition Plan to facilitate the transition. However, there are conceptual and technical differences between LIBOR and SOFR that remain unresolved at this time.
We have a significant number of loans, some securities and borrowings, such as our TruPS, and one deposit product with attributes that are either directly or indirectly dependent on LIBOR. We have not yet determined the optimal reference rate(s) that we will ultimately use for our financial instruments going forward; however, it appears likely that it will be SOFR. We have organized a multidisciplinary project team to identify operational and contractual best practices, assess our risks, identify the detailed list of all financial instruments impacted, manage the transition, facilitate communication with our customers and counterparties, and monitor the impacts. We have already drafted and begun including fallback language in our loan agreements beginning in August of 2019. The transition from LIBOR could create considerable costs and additional risk. The uncertainty as to the nature and effect of the discontinuance of LIBOR may adversely affect the value of, the return on or the expenses associated with our financial assets and liabilities that are based on or are linked to LIBOR, may require extensive changes to the contracts that govern these LIBOR-based products as well as our systems and processes, and could impact our pricing and interest rate risk models, our loan product structures, our funding costs, our valuation tools and result in increased compliance and operational costs. In addition, the market transition away from LIBOR to an alternative reference rate could prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate, and result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based financial instruments. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.
Although we are currently unable to assess the ultimate impact of the transition from LIBOR, the failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
The value of our securities in our investment portfolio may decline in the future.
The fair market value of our investment securities may be adversely affected by general economic and market conditions, including changes in interest rates, credit spreads, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio or any given market segment or industry in which we are invested. We analyze our securities on a quarterly basis to determine if an impairment has occurred. The process for determining whether any portion of the impairment is credit-related usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving principal and interest payments sufficient to recover our amortized cost of the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments in future periods, which could have a material adverse effect on our business, financial condition, or results of operations.

Liquidity Risk
Liquidity Risk Is the Potential Inability to Meet Our Contractual and Contingent Financial Obligations, On- or Off-Balance Sheet, as They Become Due.
We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, an inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the FRBSF and FHLB. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and international credit markets.
We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial and financial soundness of other financial institutions. Financial institutions are closely related as a result of credit, trading, investment, liquidity management, clearing, counterparty and other relationships. Loss of public confidence in any one institution, including through default, could lead to liquidity and credit problems, losses, or defaults for other institutions. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity and credit problems, losses, or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges we interact with on a daily basis or key funding providers such as the Federal Home Loan Banks, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition, or results of operations.
The primary source of the holding company's liquidity from which we pay dividends, among other things, is the receipt of dividends from the Bank.
The holding company, PacWest, is a legal entity separate and distinct from the Bank and our other subsidiaries. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the holding company, it is likely that we, in turn, would have to discontinue capital distributions in the form of dividends or share repurchases and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or subordinated debentures. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividend paid during such period. The Bank's net earnings during the previous three fiscal years exceeded dividends paid by the Bank during that same period by $34.8 million. Since the Bank had an accumulated deficit of $490.6 million at December 31, 2019, for the foreseeable future, any cash dividends from the Bank to the holding company will continue to require DBO and FDIC approval. The inability of the Bank to pay dividends to the holding company could have a material adverse effect on our business, including the market price of our common stock.

We may reduce or discontinue the payment of dividends on common stock.
Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends is subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debentures. Notification to the FRB is also required prior to our declaring and paying a cash dividend during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our stockholders. We cannot provide assurance that we will continue paying dividends on our common stock at current levels or at all.
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
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. The Company is subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision by the FDIC, DBO and CFPB. The laws and regulations applicable to us govern a variety of matters, including, but not limited to, permissible types, amounts and terms of loans and investments we make, the maximum interest rate that may be charged, consumer disclosures on the products and services we offer, the amount of reserves we must hold against our customers' deposits, the types of deposits we may accept and the rates we may pay on such deposits, the establishment of new branch offices by the Bank, maintenance of adequate capital and liquidity, restrictions on dividends, and stock repurchases. We must obtain approval from our regulators before engaging in certain activities, including certain acquisitions, and there can be no assurance that any regulatory approvals we may require will be obtained, or obtained without conditions, either in a timely manner or at all. Our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute unsafe or unsound banking practice. While we have policies and procedures designed to prevent violations of the extensive federal and state regulations, any failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in regulatory enforcement actions, civil monetary penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition, or results of operation.
Regulations affecting banks and other financial institutions are undergoing continuous review and frequent change. The ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. There can be no assurance that laws, rules, and regulations, including any future government stabilization program, will not be proposed or adopted in the future, which could (i) subject us to additional restrictions, (ii) make compliance much more difficult or expensive, (iii) restrict our ability to originate, broker, or sell loans or accept certain deposits, (iv) further limit or restrict the amount of commissions, interest, or other charges earned on loans originated or sold, or (v) otherwise materially and adversely affect our business or prospects for business. While new legislation in 2018 scaled back portions of the Dodd-Frank Act and the current administration in the United States may ultimately roll back or modify certain of the regulations adopted since the financial crisis, any future changes in bank regulation are uncertain and could negatively impact our business.
Though the Company and Bank are no longer required to prepare annual stress tests pursuant to the Dodd-Frank Act, we continue to prepare an annual internal capital stress test under adverse economic and market conditions. Our stress test results are considered by the FRB and FDIC in evaluating our capital adequacy and could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases.
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
In the normal course of business, we are routinely subjected to examinations and audits from federal, state, and local taxing authorities regarding tax positions taken by us and the determination of the amount of tax due. These examinations may relate to income, franchise, gross receipts, payroll, property, sales and use, or other tax returns. The challenges made by taxing authorities may result in adjustments to the amount of taxes due, and may result in the imposition of penalties and interest. If any such challenges are not resolved in our favor, they could have a material adverse effect on our financial condition, results of operations, and liquidity.

We are subject to claims and litigation which could adversely affect our cash flows, financial condition and results of operations, or cause us significant reputational harm.
We and certain of our directors, officers, and subsidiaries may be involved, from time to time, in reviews, investigations, litigation, and other proceedings pertaining to our business activities. If claims or legal actions, whether founded or unfounded, are not resolved in a favorable manner to us, they may result in significant financial liability. Although we establish accruals for legal matters when and as required by U.S. GAAP and certain expenses and liabilities in connection with such matters may be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our business, financial condition, results of operations, and reputation.
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
The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors, however, have substantially greater resources to invest in technological improvements or are technology focused start-ups with internally developed cloud-native systems that offer improved user interfaces and experiences. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully implement core processing strategies could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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

Severe weather, natural disasters, acts of war or terrorism, public health issues, or other adverse external events could harm the Company's business.
Severe weather, natural disasters, acts of war or terrorism, public health issues, and other adverse external events could have a significant impact on our ability to conduct business. The nature and level of severe weather and/or natural disasters cannot be predicted and may be exacerbated by global climate change. Severe weather and natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California, in which a substantial portion of our business and a substantial portion of our loan collateral is located, is susceptible to severe weather and natural disasters such as earthquakes, floods, droughts and wildfires. Additionally, the United States remains a target for potential acts of war or terrorism. Moreover, a public health issue, such as a major epidemic or pandemic, could adversely affect economic conditions. Severe weather, natural disasters, acts of war or terrorism, public health issues, or other adverse external events could each negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.
Risk from Accounting and Other Estimates
The Company's consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, particularly in light of adopting the new CECL standard on January 1, 2020; the carrying value of intangible assets; the fair value estimates of certain assets and liabilities; and the realization of deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
There are risks resulting from the extensive use of models in our business.
We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Some of the decisions that our regulators make, including those related to capital distributions, could be affected due to the perception that the quality of the models used to generate the relevant information is insufficient, which could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases. Our reliance on models continues to increase as rules, guidance and expectations change. The most recent example of this is the additional models that will be used in the determination of our allowance for credit losses under CECL effective January 1, 2020.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 31, 2020, we had a total of 152 properties consisting of 76 full-service branch offices and 76 other offices. We own four locations and the remaining properties are leased. Our properties are located throughout the United States, however, approximately 74% are located in California. We lease our principal office, which is located at 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212.
For additional information regarding properties of the Company and Pacific Western, see Note 7. Premises and Equipment, Net of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
ITEM 3. LEGAL PROCEEDINGS
See Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." That information is incorporated into this item by reference.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Marketplace Designation and Holders
Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol “PACW.” As of February 14, 2020, and based on the records of our transfer agent, there were approximately 1,724 record holders of our common stock.
Dividends
For a discussion of dividend restrictions on the Company's common stock, or of dividends from the Company's subsidiaries to the Company, see “Item 1. Business - Supervision and Regulation - Dividends and Share Repurchases” and Note 21. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2019 regarding securities issued and to be issued under our equity compensation plans in effect during fiscal year 2019:

		Number of Securities		Weighted	Number of Securities
		to be Issued Upon		Average Exercise	Remaining Available
		Exercise of		Price of	for Future Issuance
		Outstanding		Outstanding	Under Equity
		Options,		Options,	Compensation Plans
		Warrants, and		Warrants, and	(Excluding Securities
		Rights		Rights	Reflected in Column (a))
Plan Category	Plan Name	(a)		(b)	(c)
Equity compensation plans	PacWest Bancorp
approved by security	2017 Stock Incentive
holders	Plan (1)	195,293	(2)	$—	2,257,923	(3)
PacWest Bancorp
2003 Stock Incentive
	Plan (1)	86,349	(4)	—	—
Equity compensation plans
not approved by security
holders	None	—		—	—
Total		281,642		$—	2,257,923
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

(2)
Amount includes PRSUs granted in 2019 and 2018 that may be issued at the end of their three-year performance period if certain financial metrics are met. The number of units shown represents a target amount and the number of units that will ultimately vest is unknown. Amount does not include 1,307,085 shares of unvested time-based restricted stock outstanding under the 2017 Incentive Plan with a zero exercise price as of December 31, 2019.

(3)	The 2017 Incentive Plan permits these remaining shares to be issued in the form of options, restricted stock, or stock appreciation rights.
(4) Amount represents 86,349 shares that vested and were issued in February 2020 related to PRSUs granted in 2017. Amount does not include 206,112 shares of unvested time-based restricted stock outstanding under the 2003 Incentive Plan with a zero exercise price as of December 31, 2019.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Repurchases of Common Stock
The following table presents stock repurchases we made during the fourth quarter of 2019:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
October 1 – October 31, 2019	—	$—	—	$124,707
November 1 – November 30, 2019	27,606	$37.57	—	$124,707
December 1 – December 31, 2019	—	$—	—	$124,707
Total	27,606	$37.57	—
___________________________________

(1)	Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.
(2) The Stock Repurchase Program was initially authorized by PacWest's Board of Directors on October 17, 2016. On February 28, 2019, PacWest's Board of Directors authorized a Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $225 million until February 29, 2020. All shares repurchased under the various Stock Repurchase Programs were retired upon settlement.

Five‑Year Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2019, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the “NASDAQ Composite Index”), and (2) the Total Return Index for KBW NASDAQ Regional Bank Stocks (the “KBW Regional Banking Index”). This comparison assumes $100 was invested on December 31, 2014, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company's total cumulative gain was 7.95% over the five year period ending December 31, 2019 compared to gains of 100.49% and 53.03% for the NASDAQ Composite Index and KBW Regional Banking Index.
___________________________________
* $100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2014	2015	2016	2017	2018	2019
PacWest Bancorp	$100.00	$99.05	$131.84	$127.26	$88.07	$107.95
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
KBW Regional Banking Index	100.00	105.91	147.24	149.82	123.60	153.03

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain of our financial and statistical information for each of the years in the five‑year period ended December 31, 2019. The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements as of December 31, 2019 and 2018, and for each of the years in the three‑year period ended December 31, 2019 and the related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” Our acquisitions may materially affect the comparability of the information reflected in the selected financial data presented in Item 6. Operating results of acquired companies are included from the respective acquisition dates. Further information regarding our acquisitions can be found in Note 3. Acquisitions to our consolidated financial statements.

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts and percentages)
Results of Operations:
Interest income	$1,219,893	$1,161,670	$1,052,516	$1,015,912	$883,938
Interest expense	(205,264)	(120,756)	(72,945)	(54,621)	(60,592)
Net interest income	1,014,629	1,040,914	979,571	961,291	823,346
Provision for credit losses	(22,000)	(45,000)	(57,752)	(65,729)	(45,481)
Net interest income after provision for credit losses	992,629	995,914	921,819	895,562	777,865
Gain (loss) on sale of securities	25,445	8,176	(541)	9,485	3,744
FDIC loss sharing expense, net	—	—	—	(8,917)	(18,246)
Other noninterest income	117,117	140,459	129,114	111,907	98,812
Total noninterest income	142,562	148,635	128,573	112,475	84,310
Foreclosed assets income (expense), net	3,555	751	(1,702)	(1,881)	668
Acquisition, integration and reorganization costs	(349)	(1,770)	(19,735)	(200)	(21,247)
Other noninterest expense	(505,457)	(510,213)	(474,224)	(448,020)	(361,460)
Total noninterest expense	(502,251)	(511,232)	(495,661)	(450,101)	(382,039)
Earnings before income taxes	632,940	633,317	554,731	557,936	480,136
Income tax expense	(164,304)	(167,978)	(196,913)	(205,770)	(180,517)
Net earnings	$468,636	$465,339	$357,818	$352,166	$299,619

Per Common Share Data:
Basic and diluted earnings per share (EPS)	$3.90	$3.72	$2.91	$2.90	$2.79
Cash dividends declared per share	$2.40	$2.30	$2.00	$2.00	$2.00
Book value per share (1)(2)	$41.36	$39.17	$38.65	$36.93	$36.22
Tangible book value per share (1)(2)	$19.77	$18.02	$18.24	$18.71	$17.86
Shares outstanding at year-end (2)	119,782	123,190	128,783	121,284	121,414
Average shares outstanding for basic and diluted EPS	118,966	123,640	121,613	120,239	106,327
________________________________

(1)	For information regarding this calculation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Non‑GAAP Measurements.”

(2)	Includes 1,513,197 shares, 1,344,656 shares, 1,436,120 shares, 1,476,132 shares, and 1,211,951 shares of unvested restricted stock outstanding at December 31, 2019, 2018, 2017, 2016, and 2015.

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$26,770,806	$25,731,354	$24,994,876	$21,869,767	$21,288,490
Cash and cash equivalents	637,624	385,767	398,437	419,670	396,486
Investment securities	3,838,111	4,041,534	3,795,221	3,245,700	3,579,147
Loans and leases held for investment (3)	18,846,872	17,957,713	16,914,707	15,347,530	14,289,209
Goodwill	2,548,670	2,548,670	2,548,670	2,173,949	2,176,291
Core deposit and customer relationship intangibles	38,394	57,120	79,626	36,366	53,220
Deposits	19,233,036	18,870,501	18,865,536	15,870,611	15,666,182
Borrowings	1,759,008	1,371,114	467,342	905,812	621,914
Subordinated debentures	458,209	453,846	462,437	440,744	436,000
Stockholders’ equity	4,954,697	4,825,588	4,977,598	4,479,055	4,397,691

Performance Ratios:
Return on average assets	1.80%	1.91%	1.58%	1.66%	1.70%
Return on average equity	9.63%	9.68%	7.71%	7.85%	7.99%
Return on average tangible equity (1)	20.66%	21.22%	15.15%	15.52%	15.76%
Net interest margin	4.54%	5.05%	5.10%	5.40%	5.60%
Yield on average loans and leases	6.00%	6.22%	5.97%	6.32%	6.51%
Cost of average total deposits	0.77%	0.44%	0.27%	0.20%	0.32%
Efficiency ratio	42.7%	41.0%	40.8%	39.8%	38.5%
Equity to assets ratio (1)	18.5%	18.8%	19.9%	20.5%	20.7%
Tangible common equity ratio (1)	9.8%	9.6%	10.5%	11.5%	11.4%
Average equity to average assets ratio	18.6%	19.8%	20.5%	21.2%	21.3%
Dividend payout ratio	61.7%	61.9%	69.1%	69.1%	71.8%

Capital Ratios (consolidated):
Tier 1 leverage ratio	9.74%	10.13%	10.66%	11.91%	11.67%
Tier 1 capital ratio	9.78%	10.01%	10.91%	12.31%	12.60%
Total capital ratio	12.41%	12.72%	13.75%	15.56%	15.65%

Allowance for Credit Losses Data (3):
Allowance for credit losses	$174,646	$169,333	$161,647	$161,278	$122,268
Allowance for credit losses to loans and leases	0.93%	0.94%	0.96%	1.05%	0.86%
Allowance for credit losses to nonaccrual loans and leases	189.1%	213.5%	103.8%	94.5%	94.8%
Net charge-offs to average loans and leases	0.09%	0.26%	0.40%	0.15%	0.06%

Nonperforming Assets Data (4):
Nonaccrual loans and leases	$92,353	$79,333	$157,545	$173,527	$133,615
Accruing loan past due 90 days or more	—	—	—	—	700
Foreclosed assets, net	440	5,299	1,329	12,976	22,120
Total nonperforming assets	$92,793	$84,632	$158,874	$186,503	$156,435

Nonaccrual loans and leases to loans and leases	0.49%	0.44%	0.93%	1.12%	0.92%
Nonperforming assets to loans and leases and
foreclosed assets	0.49%	0.47%	0.94%	1.21%	1.08%
________________________________

(3)
Amounts and ratios related to 2019 and 2018 are for total loans and leases held for investment, net of deferred fees. Amounts and ratios related to 2017 and prior years are for Non-PCI loans and leases held for investment, net of deferred fees.

(4)	Amounts and ratios are for total loans and leases held for investment, net of deferred fees.

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country through its Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. National Lending provides asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers loans and a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
Beginning in 2017, we focused on our credit de-risking strategy and reduced our exposures in certain lending portfolios while emphasizing growth in loan portfolios with favorable credit performance. These efforts included:

•
Exiting the healthcare, technology, and general cash flow lending businesses by selling $1.5 billion of cash flow loans at year-end 2017 and reducing the cash flow loan portfolio from approximately $2.4 billion at the end of 2016 to approximately $38 million as of December 31, 2019.

•	Reducing our exposure to healthcare real estate from approximately $955 million at the end of 2016 to approximately $334 million as of December 31, 2019.

•
Shifting our Venture Banking strategy to emphasize growth in equity fund loans which, as a percentage of our Venture Banking loan portfolio, increased from 16% as of the end of 2016 to 55% as of December 31, 2019.

•	Ceasing the origination of security monitoring loans and healthcare real estate loans in our National Lending group effective October 2019.
Execution of our de-risking strategy resulted in lower loan yields as reductions in certain loan portfolios were replaced with loans with lower credit risk, such as multi-family and equity fund loans, thereby placing pressure on our net interest margin. However, these efforts have resulted in an improved credit risk profile as evidenced by the following:

•	Classified loans and leases were reduced to 0.93% of loans and leases as of December 31, 2019 from 2.67% at December 31, 2016.

•	Nonaccrual loans and leases were reduced to 0.49% of loans and leases as of December 31, 2019 from 1.11% at December 31, 2016.

•	The provision for credit losses as a percentage of average loans and leases was reduced to 0.12% for the year ended December 31, 2019 from 0.42% in 2016 (excluding PCI provision and average loans).

At December 31, 2019, we had total assets of $26.8 billion, including $18.8 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale, compared to $25.7 billion of total assets, including $18.0 billion of total loans and leases, net of deferred fees, and $4.0 billion of securities available-for-sale at December 31, 2018. The $1.0 billion increase in total assets during 2019 was due primarily to increases of $889.2 million in loans and leases, $251.9 million in cash and cash equivalents, and $96.4 million in other assets, offset partially by a $212.2 million decrease in securities available-for-sale. The net loan growth by loan portfolio class was primarily from income producing and other residential real estate loans, commercial asset-based loans, and residential real estate construction loans, offset partially by a net decrease in commercial real estate mortgage loans. The increase in other assets was due mainly to an operating lease ROU asset recorded in connection with the adoption of ASU 2016-02, "Leases (Topic 842)," on January 1, 2019.
At December 31, 2019, we had total liabilities of $21.8 billion, including total deposits of $19.2 billion and borrowings of $1.8 billion, compared to $20.9 billion of total liabilities, including $18.9 billion of total deposits and $1.4 billion of borrowings at December 31, 2018. The $910.3 million increase in total liabilities during 2019 was due mainly to increases of $543.7 million in time deposits, $387.9 million in borrowings, primarily short-term FHLB advances, and $155.6 million in accrued interest payable and other liabilities, offset partially by decreases of $159.4 million in core deposits and $21.8 million in non-core non-maturity deposits. The increase in accrued interest payable and other liabilities was due mainly to operating lease liabilities recorded in connection with the adoption of ASU 2016-02. The decrease in core deposits was due primarily to a shift in our deposit mix as customers moved funds from noninterest-bearing accounts into other interest-bearing alternatives as market rates increased in the first half of 2019 and were replaced with non-core wholesale deposits. At December 31, 2019, core deposits totaled $16.2 billion, or 84% of total deposits, including $7.2 billion of noninterest-bearing demand deposits, or 38% of total deposits.
At December 31, 2019, we had total stockholders' equity of $4.95 billion compared to $4.83 billion at December 31, 2018. The $129.1 million increase in stockholders' equity during 2019 was due mainly to $468.6 million in net earnings and an $84.7 million increase in accumulated other comprehensive income, offset partially by $154.5 million of common stock repurchased under the Stock Repurchase Program and $289.0 million of cash dividends paid. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 9.78% and 12.41% at December 31, 2019.
Recent Events
Stock Repurchase Programs
On February 12, 2020, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million until February 28, 2021, effective upon the maturity of the current Stock Repurchase Program on February 29, 2020. After the authorization of the new Stock Repurchase Program, the amount that could be used to repurchase shares will be $200 million as of March 1, 2020.
Ceased Originating Certain Loans
In October 2019, we decided to no longer originate new security monitoring loans and healthcare real estate loans in our National Lending group. New technology is disrupting the security alarm business, causing increased customer acquisition costs and customer attrition, and thereby adversely impacting business models and valuations. As of December 31, 2019, the security monitoring loan portfolio was comprised of 37 loans with a $619 million outstanding balance, $145 million in unfunded commitments, a weighted average maturity of 26 months, and a weighted average coupon of 5.90%. As of December 31, 2019, the National Lending healthcare real estate portfolio was comprised of 25 loans with a $263 million outstanding balance, $9 million in unfunded commitments, a weighted average maturity of 34 months, and a weighted average coupon of 5.52%.
Colorado Market Expansion
We have established executive offices and expanded our loan production capabilities to include Community Banking in the Denver, Colorado area. In the fourth quarter of 2019, we opened a full-service branch office in Denver, Colorado.

Key Performance Indicators
Among other factors, our operating results generally depend on the following key performance indicators:
The Level of Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income (annualized if related to a quarterly period) expressed as a percentage of average interest‑earning assets. Tax equivalent net interest income is net interest income increased by an adjustment for tax-exempt interest on certain loans and investment securities based on a 21% federal statutory tax rate for 2019 and 2018, and a 35% federal statutory tax rate for prior periods. Tax equivalent net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets.
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
Loan and Lease Growth
We actively seek new lending opportunities under an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Our commercial loans and leases portfolio is diverse and generally includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies during the various phases of their early life cycles, and secured business loans. Our loan origination process emphasizes credit quality. To augment our internal loan production, we have historically purchased multi-family loans from other banks and private student loans from third-party lenders. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
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
The Level of Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the largest components of which are compensation and occupancy expense. It also includes costs that tend to vary based on the volume of activity, such as loan and lease production and the number and complexity of foreclosed assets. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio, which is calculated by dividing noninterest expense (less intangible asset amortization, foreclosed assets expense (income), net, and acquisition, integration and reorganization costs) by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain (loss) on sale of securities and gain (loss) on sales of assets other than loans and leases).
The following table presents the calculation of our efficiency ratio for the years indicated:

		Year Ended December 31,
Efficiency Ratio		2019	2018	2017
		(Dollars in thousands)
Noninterest expense		$502,251	$511,232	$495,661
Less:	Intangible asset amortization	18,726	22,506	14,240
	Foreclosed assets (income) expense, net	(3,555)	(751)	1,702
	Acquisition, integration and reorganization costs	349	1,770	19,735
Noninterest expense used for efficiency ratio		$486,731	$487,707	$459,984

Net interest income (tax equivalent)		$1,022,090	$1,048,915	$999,362
Noninterest income		142,562	148,635	128,573
Net revenues		1,164,652	1,197,550	1,127,935
Less:	Gain (loss) on sale of securities	25,445	8,176	(541)
Net revenues used for efficiency ratio		$1,139,207	$1,189,374	$1,128,476

Efficiency ratio		42.7%	41.0%	40.8%

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
Our significant accounting policies and practices are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." We have identified two policies and estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses on loans and leases held for investment and the realization of deferred income tax assets and liabilities.
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

Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors which are applied to our population of unimpaired loans and leases to estimate our general reserves. The quantitative loss factors determination is based on a probability of default/loss given default ("PD/LGD") methodology which considers the likelihood of loans defaulting based on the historical degree that similar loans defaulted and the degree of credit losses based on the historical average degree of loss experienced for these similar loans and leases pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current collateral values and performance trends, credit performance trends, and the loan portfolio's current composition.
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

		Year Ended December 31,
Return on Average Tangible Equity		2019	2018	2017
		(Dollars in thousands)
Net earnings		$468,636	$465,339	$357,818

Average stockholders' equity		$4,864,332	$4,809,667	$4,641,495
Less:	Average intangible assets	2,596,389	2,616,820	2,279,010
Average tangible common equity		$2,267,943	$2,192,847	$2,362,485

Return on average equity (1)		9.63%	9.68%	7.71%
Return on average tangible equity (2)		20.66%	21.22%	15.15%
____________________________________________________

(1)	Net earnings divided by average stockholders' equity.

(2)	Net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	December 31,
Tangible Book Value Per Share	2019	2018	2017
	(Dollars in thousands, except per share data)
Stockholders’ equity	$4,954,697	$4,825,588	$4,977,598
Less: Intangible assets	2,587,064	2,605,790	2,628,296
Tangible common equity	$2,367,633	$2,219,798	$2,349,302

Total assets	$26,770,806	$25,731,354	$24,994,876
Less: Intangible assets	2,587,064	2,605,790	2,628,296
Tangible assets	$24,183,742	$23,125,564	$22,366,580

Equity to assets ratio	18.51%	18.75%	19.91%
Tangible common equity ratio (1)	9.79%	9.60%	10.50%
Book value per share	$41.36	$39.17	$38.65
Tangible book value per share (2)	$19.77	$18.02	$18.24
Shares outstanding	119,781,605	123,189,833	128,782,878
_________________________________________________________________

(1)	Tangible common equity divided by tangible assets.

(2)	Tangible common equity divided by shares outstanding.

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
Earnings Performance
2019 Compared to 2018
Net earnings for the year ended December 31, 2019 were $468.6 million, or $3.90 per diluted share, compared to net earnings for the year ended December 31, 2018 of $465.3 million, or $3.72 per diluted share. The $3.3 million increase in net earnings was due to a lower provision for credit losses of $23.0 million, lower noninterest expense of $9.0 million, and lower income tax expense of $3.7 million, offset partially by lower net interest income of $26.3 million and lower noninterest income of $6.1 million.
The provision for credit losses decreased due mainly to lower specific provisions for impaired loans during 2019 and lower provisions related to the reserve for unfunded loan commitments during 2019 due to updates on utilization factors which estimate the percentage of available credit that will be utilized by our borrowers.
Noninterest expense declined due principally to lower other expense of $8.8 million. Other expense decreased due mostly to $2.1 million of lower amortization of non-competition agreements, $2.0 million in lower franchise tax expense, a $1.7 million reversal of previously accrued merger costs, $1.3 million in lower employee related expenses, and $1.1 million in lower operating and other losses.
Net interest income decreased due to interest expense growth of $84.5 million exceeding interest income growth of $58.2 million. Interest expense increased due to the cost of deposits increasing to 0.77% in 2019 compared to 0.44% in 2018 due mainly to higher rates paid on deposits in conjunction with increased market rates. Interest income increased due primarily to a higher average balance of loans and leases, partially offset by a lower yield on loans and leases due to lower discount accretion and from de-risking initiatives which have resulted in lower yields on newly originated loans compared to the yields on loans that have matured and paid off.
Noninterest income declined due mostly to lower other income of $13.7 million, lower dividends and gains on equity investments of $4.4 million, a lower gain on sale of loans of $3.6 million, and lower other commissions and fees of $1.9 million, offset partially by a higher gain on sale of securities of $17.3 million. Other income declined due primarily to lower gains on early lease terminations, lower legal settlements with former borrowers, and lower BOLI income. Dividends and gains on equity investments declined due primarily to lower gains on the sale of equity investments and lower dividends received in 2019 as compared to 2018 as a significant portion of our equity investments were sold in the second quarter of 2018. Gain on sale of loans declined due to a net gain of $1.1 million on sales of $101.5 million of loans in 2019 compared to a net gain of $4.7 million on sales of $641.9 million of loans during 2018. Other commissions and fees decreased due primarily to lower loan prepayment penalty fees offset partially by higher foreign exchange fees, unused commitment fees and customer success fees. Gain on sale of securities increased due mainly to a net gain of $25.4 million on sales of $1.6 billion of securities in 2019 compared to a net gain of $8.2 million on sales of $563.6 million in 2018.

2018 Compared to 2017
Net earnings for the year ended December 31, 2018 were $465.3 million, or $3.72 per diluted share, compared to net earnings for the year ended December 31, 2017 of $357.8 million, or $2.91 per diluted share. The $107.5 million increase in net earnings was due to higher net interest income of $61.3 million, lower income tax expense of $28.9 million, a lower provision for credit losses of $12.8 million, and higher noninterest income of $20.1 million, offset partially by higher noninterest expense of $15.6 million. Net interest income increased due mainly to higher balances of average loans and leases and average investment securities and a higher yield on average loans and leases, offset partially by a lower yield on average investment securities and higher interest expense. Income tax expense decreased due primarily to the TCJA which reduced our effective tax rate to 26.5% for the year ended December 31, 2018 from 35.5% for 2017. The provision for credit losses declined due mainly to lower specific provisions for impaired loans during 2018, higher recoveries of charged-off loans during 2018, and lower amounts of loans rated special mention and classified at December 31, 2018 compared to December 31, 2017. Noninterest income increased due mostly to a higher gain on sale of securities of $8.7 million, higher warrant income of $4.9 million, higher other commissions and fees of $4.1 million, and higher other income of $3.7 million. Noninterest expense increased due mainly to higher compensation expense of $16.0 million, higher intangible asset amortization of $8.3 million, higher other professional services expense of $4.6 million, and higher occupancy expense of $4.4 million, offset partially by lower acquisition, integration and reorganization costs of $18.0 million. The increases in these expense categories were due primarily to twelve months of CUB incremental operating expenses in 2018 compared to only 72 days of expense in 2017.

Net Interest Income
The following table summarizes the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the years indicated:

	Year Ended December 31,
	2019			2018			2017
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$18,330,137	$1,099,118	6.00%	$16,863,673	$1,048,984	6.22%	$15,954,026	$953,200	5.97%
Investment securities (2)(4)	3,844,328	121,757	3.17%	3,809,383	118,605	3.11%	3,504,808	117,564	3.35%
Deposits in financial institutions	322,366	6,479	2.01%	116,282	2,082	1.79%	137,228	1,543	1.12%
Total interest‑earning assets (2)	22,496,831	1,227,354	5.46%	20,789,338	1,169,671	5.63%	19,596,062	1,072,307	5.47%
Other assets	3,608,777			3,516,020			3,038,673
Total assets	$26,105,608			$24,305,358			$22,634,735

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$3,406,218	41,938	1.23%	$2,445,094	20,049	0.82%	$1,928,249	8,715	0.45%
Money market	5,139,623	56,382	1.10%	5,107,888	39,194	0.77%	5,027,453	22,924	0.46%
Savings	525,809	891	0.17%	641,720	1,009	0.16%	707,301	1,162	0.16%
Time	2,641,135	49,249	1.86%	1,856,126	19,888	1.07%	2,247,168	12,893	0.57%
Total interest-bearing deposits	11,712,785	148,460	1.27%	10,050,828	80,140	0.80%	9,910,171	45,694	0.46%
Borrowings	1,180,164	26,961	2.28%	570,216	11,985	2.10%	388,896	3,638	0.94%
Subordinated debentures	455,537	29,843	6.55%	454,702	28,631	6.30%	447,684	23,613	5.27%
Total interest‑bearing liabilities	13,348,486	205,264	1.54%	11,075,746	120,756	1.09%	10,746,751	72,945	0.68%
Noninterest‑bearing demand
deposits	7,537,172			8,211,475			7,076,445
Other liabilities	355,618			208,470			170,044
Total liabilities	21,241,276			19,495,691			17,993,240
Stockholders’ equity	4,864,332			4,809,667			4,641,495
Total liabilities and
stockholders' equity	$26,105,608			$24,305,358			$22,634,735
Net interest income (2)		$1,022,090			$1,048,915			$999,362
Net interest rate spread (2)			3.92%			4.54%			4.79%
Net interest margin (2)			4.54%			5.05%			5.10%

Total deposits (5)	$19,249,957	$148,460	0.77%	$18,262,303	$80,140	0.44%	$16,986,616	$45,694	0.27%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Tax equivalent.

(3)	Includes discount accretion on acquired loans of $12.1 million, $29.3 million, and $26.1 million for 2019, 2018, and 2017, respectively.

(4)
Includes tax-equivalent adjustments of $6.2 million, $7.0 million, and $19.4 million for 2019, 2018, and 2017, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21% for 2019 and 2018 and 35% for 2017.

(5)
Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

Net interest income is affected by changes in both interest rates and the amounts of average interest‑earning assets and interest‑bearing liabilities. The changes in the yields earned on average interest‑earning assets and rates paid on average interest‑bearing liabilities are referred to as changes in “rate.” The changes in the amounts of average interest‑earning assets and interest‑bearing liabilities are referred to as changes in “volume.” The change in interest income/expense attributable to rate reflects the change in rate multiplied by the prior year’s volume. The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year’s rate. The change in interest income/expense not attributable specifically to either rate or volume is allocated ratably between the two categories.
The following table presents changes in interest income (tax equivalent) and interest expense and related changes in rate and volume for the years indicated:

	2019 Compared to 2018			2018 Compared to 2017
	Total	Increase (Decrease)		Total	Increase (Decrease)
	Increase	Due to		Increase	Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(In thousands)
Interest Income:
Loans and leases (1)	$50,134	$(38,762)	$88,896	$95,784	$55,647	$40,137
Investment securities (2)	3,152	2,058	1,094	1,041	9,815	(8,774)
Deposits in financial institutions	4,397	284	4,113	539	(264)	803
Total interest income (2)	57,683	(36,420)	94,103	97,364	65,198	32,166

Interest Expense:
Interest checking deposits	21,889	12,272	9,617	11,334	2,807	8,527
Money market deposits	17,188	16,943	245	16,270	373	15,897
Savings deposits	(118)	74	(192)	(153)	(105)	(48)
Time deposits	29,361	18,686	10,675	6,995	(2,569)	9,564
Total interest-bearing deposits	68,320	47,975	20,345	34,446	506	33,940
Borrowings	14,976	1,125	13,851	8,347	2,272	6,075
Subordinated debentures	1,212	1,159	53	5,018	375	4,643
Total interest expense	84,508	50,259	34,249	47,811	3,153	44,658

Net interest income (2)	$(26,825)	$(86,679)	$59,854	$49,553	$62,045	$(12,492)
_____________________

(1)	Starting with the third quarter of 2017, includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Tax equivalent.
2019 Compared to 2018
Net interest income decreased by $26.3 million to $1.01 billion for the year ended December 31, 2019 compared to $1.04 billion for the year ended December 31, 2018 due to interest expense growth exceeding interest income growth. Interest expense increased by $84.5 million due mainly to a higher cost and balance of average interest-bearing deposits, a lower balance of average noninterest-bearing deposits, and a higher balance and cost of average borrowings. Interest income increased by $58.2 million due primarily to a higher balance of average loans and leases, offset partially by a lower rate on average loans and leases. The tax equivalent yield on average loans and leases was 6.00% for the year ended December 31, 2019 compared to 6.22% for 2018. The decrease in the yield on average loans and leases was due in part to lower discount accretion on acquired loans (seven basis points for 2019 compared to 17 basis points for 2018). The decrease in the average loan and lease yield was also influenced by the credit de-risking initiatives taken over the last couple of years which has seen the replacement of higher yielding loans, such as cash flow, with lower yielding multi-family and equity fund loans. These factors were partially offset by upward repricing of variable-rate loans attributable to four quarter-point increases in the fed funds target rate during 2018 and in effect through the first half of 2019, only recently mitigated by three quarter-point cuts to the fed funds target rate during the second half of 2019.

The tax equivalent NIM for the year ended December 31, 2019 was 4.54% compared to 5.05% for the year ended December 31, 2018. The decrease in the tax equivalent NIM was due mostly to higher deposit and borrowing costs, as well as the decrease in the yield on average loans and leases as described above. Total discount accretion on acquired loans contributed six basis points to the NIM for 2019 compared to 14 basis points for 2018.
The cost of average total deposits increased to 0.77% for the year ended December 31, 2019 from 0.44% for 2018 due mainly to higher rates paid on deposits in conjunction with increased market rates, along with a shift in our deposit mix resulting from increases in average interest-bearing deposits and a decrease in average noninterest-bearing demand deposits.
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
The tax equivalent NIM for the year ended December 31, 2018 was 5.05% compared to 5.10% for the year ended December 31, 2017. The decrease in the tax equivalent NIM was due mostly to a higher cost of average interest-bearing liabilities, a lower yield on average investment securities, and a decrease of six basis points resulting from a smaller tax equivalent adjustment due to the lower statutory federal tax rate, offset partially by the increase in the yield on average loans and leases as described above. The taxable equivalent adjustment for tax-exempt interest income on investment securities contributed three basis points to the tax equivalent NIM for the year ended December 31, 2018 and 10 basis points for 2017.
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

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2019	(Decrease)	2018	(Decrease)	2017
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$23,000	$(13,774)	$36,774	$(14,192)	$50,966
(Reduction in) addition to reserve for unfunded
loan commitments	(1,000)	(9,226)	8,226	1,440	6,786
Total provision for credit losses	$22,000	$(23,000)	$45,000	$(12,752)	$57,752

Credit Quality Metrics (1):
Net charge‑offs on loans and leases held for
investment (2)	$16,687	$(27,071)	$43,758	$(19,199)	$62,957
Net charge‑offs to average loans and leases	0.09%		0.26%		0.40%
At year-end:
Allowance for credit losses	$174,646	$5,313	$169,333	$7,686	$161,647
Allowance for credit losses to loans and leases
held for investment	0.93%		0.94%		0.96%
Allowance for credit losses to nonaccrual loans
and leases held for investment	189.1%		213.5%		103.8%

Nonaccrual loans and leases held for investment	$92,353	$13,020	$79,333	$(76,451)	$155,784
Performing TDRs held for investment	12,257	(5,444)	17,701	(39,137)	56,838
Total impaired loans and leases	$104,610	$7,576	$97,034	$(115,588)	$212,622

Classified loans and leases held for investment	$175,912	$(61,198)	$237,110	$(41,295)	$278,405
______________________

(1)
Amounts and ratios related to 2019 and 2018 are for total loans and leases held for investment, net of deferred fees. Amounts and ratios related to 2017 are for Non-PCI loans and leases held for investment, net of deferred fees.

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

The provision for credit losses decreased by $23.0 million to $22.0 million for the year ended December 31, 2019 compared to $45.0 million for the year ended December 31, 2018 due mainly to lower specific provisions for impaired loans during 2019 and lower provisions related to the reserve for unfunded loan commitments during 2019 due to updates on utilization factors which estimate the percentage of available credit that will be utilized by our borrowers.
The provision for credit losses declined by $12.8 million to $45.0 million for the year ended December 31, 2018 compared to $57.8 million for the year ended December 31, 2017 due mostly to lower specific provisions for impaired loans during 2018, higher recoveries of charged off loans during 2018, and lower amounts of loans rated special mention and classified at December 31, 2018 compared to December 31, 2017. Loans rated special mention and classified have a higher general reserve amount than loans rated pass.
Certain circumstances may lead to increased provisions for credit losses in the future including the adoption of CECL on January 1, 2020. Examples of such circumstances are an increased amount of classified and/or impaired loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions and forecasts. Changes in economic conditions and forecasts include the rate of economic growth, the unemployment rate, the rate of inflation, changes in the general level of interest rates, changes in real estate values, and adverse conditions in borrowers’ businesses. For information regarding the allowance for credit losses on loans and leases held for investment, see "- Critical Accounting Policies and Estimates - Allowance for Credit Losses on Loans and Leases Held for Investment," "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment," Note 1(i). Nature of Operations and Summary of Significant Accounting Policies, and Note 5. Loans and Leases of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Noninterest Income
The following table summarizes noninterest income by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Income	2019	(Decrease)	2018	(Decrease)	2017
	(In thousands)
Other commissions and fees	$43,623	$(1,920)	$45,543	$4,121	$41,422
Leased equipment income	38,727	846	37,881	181	37,700
Service charges on deposit accounts	14,637	(1,872)	16,509	1,202	15,307
Gain on sale of loans and leases	1,114	(3,561)	4,675	(1,522)	6,197
Gain (loss) on sale of securities	25,445	17,269	8,176	8,717	(541)
Other income:
Dividends and (losses) gains on equity investments	(567)	(4,374)	3,807	(1,312)	5,119
Warrant income	8,669	1,191	7,478	4,946	2,532
Other	10,914	(13,652)	24,566	3,729	20,837
Total noninterest income	$142,562	$(6,073)	$148,635	$20,062	$128,573

2019 Compared to 2018
Noninterest income declined by $6.1 million to $142.6 million for the year ended December 31, 2019 compared to $148.6 million for the year ended December 31, 2018 due mostly to decreases in other income of $13.7 million, dividends and gains on equity investments of $4.4 million, gain on sale of loans and leases of $3.6 million, and other commissions and fees of $1.9 million, offset partially by an increase in gain on sale of securities of $17.3 million. Other income declined due primarily to lower gains on early lease terminations, lower legal settlements with former borrowers, and lower BOLI income. Dividends and gains on equity investments decreased due primarily to lower gains on the sale of equity investments and lower dividends received in 2019 as compared to 2018 as a significant portion of our equity investments were sold in the second quarter of 2018. Gain on sale of loans and leases declined due to a net gain of $1.1 million on sales of $101.5 million of loans and leases during 2019 compared to a net gain of $4.7 million on sales of $641.9 million of loans and leases during 2018. The loans and leases sold during 2018 included the sale of a large nonaccrual loan for a $2.4 million gain and the settlement of our December 31, 2017 loans held for sale of $481.1 million for a $1.3 million gain. Other commissions and fees decreased due primarily to lower loan prepayment penalty fees of $4.2 million, offset partially by higher foreign exchange fees of $0.8 million, higher unused commitment fees of $0.8 million, and higher customer success fees of $0.5 million. Gain on sale of securities increased due mainly to a net gain of $25.4 million on sales of $1.6 billion of securities during the year ended December 31, 2019 compared to a net gain of $8.2 million on sales of $563.6 million of securities during 2018. The higher gain on sale of securities in 2019 is due primarily to the repositioning of a portion of our securities portfolio in the second quarter of 2019 to shorten the duration of the portfolio, to enhance liquidity, and to take advantage of municipal security price appreciation due to market dynamics from tax law changes. The securities sold in 2018 included $299.9 million that were sold for a gain of $6.3 million in the first quarter of 2018 primarily for reinvestment in higher quality liquid assets, yield, and credit risk purposes.
2018 Compared to 2017
Noninterest income increased by $20.1 million to $148.6 million for the year ended December 31, 2018 compared to $128.6 million for the year ended December 31, 2017 due primarily to increases in gain on sale of securities of $8.7 million, warrant income of $4.9 million, other commissions and fees of $4.1 million, and other income of $3.7 million. Gain on sale of securities increased due to a net gain of $8.2 million on sales of $563.6 million of securities during the year ended December 31, 2018 compared to a net loss of $0.5 million on sale of $759.8 million of securities during 2017. The securities sold in 2018 included $299.9 million that were sold for a gain of $6.3 million in the first quarter of 2018 principally for reinvestment in higher quality liquid assets, yield, and credit risk purposes. Warrant income increased due mainly to a $3.1 million gain on a warrant in a company that completed an IPO. Other commissions and fees increased due mostly to higher foreign exchange fees of $3.1 million and higher credit card fee income of $1.5 million. Other income increased due primarily to higher gains on early lease terminations and higher BOLI income, offset partially by lower legal settlements with former borrowers.

Noninterest Expense
The following table summarizes noninterest expense by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Expense	2019	(Decrease)	2018	(Decrease)	2017
	(In thousands)
Compensation	$285,862	$3,294	$282,568	$16,001	$266,567
Occupancy	57,407	4,184	53,223	4,360	48,863
Data processing	27,556	331	27,225	650	26,575
Leased equipment depreciation	24,016	2,645	21,371	604	20,767
Intangible asset amortization	18,726	(3,780)	22,506	8,266	14,240
Other professional services	17,803	(4,149)	21,952	4,599	17,353
Insurance and assessments	16,404	(4,301)	20,705	972	19,733
Customer related expense	13,839	3,486	10,353	2,056	8,297
Loan expense	12,931	2,362	10,569	(3,263)	13,832
Acquisition, integration and reorganization costs	349	(1,421)	1,770	(17,965)	19,735
Foreclosed assets (income) expense, net	(3,555)	(2,804)	(751)	(2,453)	1,702
Other	30,913	(8,828)	39,741	1,744	37,997
Total noninterest expense	$502,251	$(8,981)	$511,232	$15,571	$495,661
2019 Compared to 2018
Noninterest expense decreased by $9.0 million to $502.3 million for the year ended December 31, 2019 compared to $511.2 million for the year ended December 31, 2018 due primarily to a decline in other expense of $8.8 million. Other expense decreased due mostly to $2.1 million of lower amortization of non-competition agreements, $2.0 million in lower franchise tax expense, a $1.7 million reversal of previously accrued merger costs, $1.3 million in lower employee related expenses, and $1.1 million in lower operating and other losses. There were also noteworthy year-over-year fluctuations in compensation expense, occupancy expense, other professional services expense, insurance and assessments expense, customer related expense and foreclosed assets (income) expense, net. Compensation expense increased primarily due to higher bonus expense due to achievement of performance metrics in excess of targets. Occupancy expense increased mainly due to an increased number of office locations. Other professional services expense decreased mainly as a result of lower legal and consulting expense. Insurance and assessments expense decreased primarily due to the 4.5 basis point FDIC surcharge ending in the third quarter of 2018. Customer related expense increased due to an increase in the number of deposit customers on analysis and a higher utilization of analysis credits by customers to pay third-party expenses. Foreclosed assets (income) expense, net, increased mainly due to higher gains on the sale of foreclosed assets.
2018 Compared to 2017
Noninterest expense increased by $15.6 million to $511.2 million for the year ended December 31, 2018 compared to $495.7 million for the year ended December 31, 2017 due primarily to increases in compensation expense of $16.0 million, intangible asset amortization of $8.3 million, other professional services expense of $4.6 million, and occupancy expense of $4.4 million, offset partially by a decrease in acquisition, integration and reorganization costs of $18.0 million. Compensation expense increased due mainly to higher salary expense of $11.9 million, higher stock compensation expense of $4.2 million, and higher bonus expense of $3.6 million, offset partially by lower severance and retention expense of $4.1 million. Intangible asset amortization increased due mostly to the intangible assets added from the CUB acquisition in October 2017. Other professional services expense increased due primarily to higher consulting and legal expense. Occupancy expense increased due primarily to inclusion of the CUB operations for a full year in 2018. The acquisition, integration and reorganization costs for the year ended December 31, 2018 related to the terminated El Dorado Savings Bank merger agreement, while the costs for 2017 related to the CUB acquisition.

Income Taxes
The effective tax rates were 26.0%, 26.5% and 35.5% for the years ended December 31, 2019, 2018, and 2017. The decrease in the effective tax rate for the year ended December 31, 2019 was due primarily to $9.1 million of benefits related to changes in state apportionment, net of the federal tax effect. The Company's 2019 blended statutory tax rate for federal and state was 27.9%.
The decrease in the effective tax rate for the year ended December 31, 2018 was due to the enactment of the TCJA, which reduced the federal statutory corporate tax rate to 21% effective January 1, 2018 from 35% in prior periods. The Company remeasured its federal deferred tax assets and liabilities as a result of the TCJA in its financial statements as of December 31, 2017.
For further information on income taxes, see Note 15. Income Taxes of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Fourth Quarter Results
The following table sets forth our unaudited quarterly results and certain performance metrics for the periods indicated:

	Three Months Ended
	December 31,	September 30,
	2019	2019
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$293,593	$307,208
Interest expense	(46,974)	(54,972)
Net interest income	246,619	252,236
Provision for credit losses	(3,000)	(7,000)
Net interest income after provision for credit losses	243,619	245,236
Gain on sale of securities	184	908
Other noninterest income	26,992	32,521
Total noninterest income	27,176	33,429
Foreclosed assets income (expense), net	3,446	(8)
Acquisition, integration and reorganization costs	269	—
Other noninterest expense	(127,443)	(126,801)
Total noninterest expense	(123,728)	(126,809)
Earnings before income taxes	147,067	151,856
Income tax expense	29,186	41,830
Net earnings	$117,881	$110,026

Performance Measures:
Diluted earnings per share	$0.98	$0.92
Annualized return on:
Average assets	1.77%	1.65%
Average tangible equity (1)(2)	19.98%	19.01%
Net interest margin (tax equivalent)	4.33%	4.46%
Yield on average loans and leases (tax equivalent)	5.67%	5.91%
Cost of average total deposits	0.71%	0.83%
Efficiency ratio	44.8%	42.3%
____________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	See "Non-GAAP Measurements."
Fourth Quarter of 2019 Compared to Third Quarter of 2019
Net earnings were $117.9 million, or $0.98 per diluted share, for the fourth quarter of 2019 compared to $110.0 million, or $0.92 per diluted share, for the third quarter of 2019. The quarter‑over‑quarter increase in net earnings of $7.9 million was due to decreases in income tax expense of $12.6 million, provision for credit losses of $4.0 million, and noninterest expense of $3.1 million, offset partially by declines in noninterest income of $6.3 million and net interest income of $5.6 million.
Income tax expense decreased due primarily to $9.1 million of benefits related to changes in state apportionment, net of the federal tax effect.

Noninterest expense declined by $3.1 million to $123.7 million for the fourth quarter of 2019 compared to $126.8 million for the third quarter of 2019 attributable primarily to a $3.5 million increase in foreclosed assets income and $2.7 million decrease in other expense, offset partially by a $3.2 million increase in compensation expense. Foreclosed assets income increased due to a $3.3 million gain on the sale of a repossessed asset. Other expense decreased due primarily to a $1.7 million reversal of previously accrued merger costs and a $1.1 million credit adjustment to franchise tax expense for refunds related to state apportionment changes. Compensation expense increased due mainly to higher bonus expense of $2.9 million.
Noninterest income decreased by $6.3 million to $27.2 million for the fourth quarter of 2019 compared to $33.4 million for the third quarter of 2019 due mainly to a $2.7 million decrease in warrant income, a $1.7 million decrease in other income, a $0.8 million decrease in dividends and gain on equity investments, a $0.7 million decrease in gain on sale of loans and leases, and a $0.7 million decrease in gain on sale of securities, offset partially by a $1.0 million increase in leased equipment income. The decrease in warrant income was due to lower gains resulting from exercised warrants. The decrease in other income was due mainly to lower gains from lease terminations. The decreases in gain on sale of loans and leases and gain on sale of securities were attributable to a lower level of sales activity in the fourth quarter of 2019 as compared to the third quarter of 2019. The increase in leased equipment income was due primarily to a higher average balance of leased equipment in the fourth quarter compared to the third quarter.
Net interest income declined by $5.6 million to $246.6 million for the fourth quarter of 2019 compared to $252.2 million for the third quarter of 2019 due primarily to a lower yield on average loans and leases and a lower balance of average loans and leases. The tax equivalent yield on average loans and leases was 5.67% for the fourth quarter of 2019 compared to 5.91% for the third quarter of 2019. The decrease in the yield on average loans and leases was due principally to the repricing of variable-rate loans causing lower coupon interest in addition to lower loan fee income in the fourth quarter compared to the third quarter, offset partially by higher loan prepayment fees. The prepayment fees added seven basis points to the fourth quarter yield on average loans and leases and five basis points to the third quarter yield on average loans and leases.
The tax equivalent NIM was 4.33% for the fourth quarter of 2019 compared to 4.46% for the third quarter of 2019. The decrease in the NIM was due mainly to the repricing of variable-rate loans causing lower coupon interest and lower loan fee income, offset partially by the lower cost of average interest-bearing liabilities.
The cost of average total deposits decreased to 0.71% for the fourth quarter of 2019 from 0.83% for the third quarter of 2019 due mainly to a lower cost of average interest-bearing deposits, offset partially by a lower average balance of noninterest-bearing deposits. Our cost of average total deposits has declined from a 2019 peak of 86 basis points in the month of July to a 2019 low of 66 basis points in the month of December. The lower cost of average interest-bearing deposits reflected actions taken to reduce deposit rates in light of the fed funds target rate cuts during the second half of 2019.

Balance Sheet Analysis
Securities Available-for-Sale
Our securities available-for sale portfolio consists primarily of U.S. government agency and government‑sponsored enterprise (“agency") obligations and obligations of states and political subdivisions (“municipal securities”).
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	December 31,
	2019			2018			2017
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential CMOs	$1,136,397	30%	3.7	$632,850	16%	4.3	$275,709	7%	6.8
Agency commercial MBS	1,108,224	29%	4.4	1,112,704	28%	4.9	1,163,969	31%	5.4
Municipal securities	735,159	19%	7.6	1,312,194	33%	7.3	1,680,068	45%	7.3
Agency residential MBS	305,198	8%	3.3	281,088	7%	3.7	246,274	7%	3.0
Asset-backed securities	214,783	6%	1.1	81,385	2%	2.4	88,710	2%	3.0
Collateralized loan obligations	123,756	3%	0.2	—	—%	—	7,015	—%	0.3
Private label residential CMOs	99,483	3%	3.2	101,205	2%	4.2	125,987	3%	5.1
SBA securities	48,258	1%	4.0	67,047	2%	3.5	160,334	4%	2.0
Corporate debt securities	20,748	1%	11.3	17,553	—%	11.0	19,295	1%	11.8
U.S. Treasury securities	5,181	—%	3.2	403,405	10%	3.0	—	—%	—
Equity investments (1)	—	—%	—	—	—%	—	7,070	—%	—
Total securities available-
for-sale	$3,797,187	100%	4.4	$4,009,431	100%	5.2	$3,774,431	100%	6.0
____________________________

(1)
In connection with our adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018, we reclassified $7.1 million of equity investments from securities available-for-sale to other assets in the first quarter of 2018. The reclassification was applied prospectively without prior period amounts being restated.

The following table presents the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	December 31, 2019
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$231,386	32%
Washington	114,809	16%
New York	52,228	7%
Texas	40,672	6%
Utah	37,717	5%
Oregon	30,585	4%
Florida	29,806	4%
Illinois	24,943	3%
District of Columbia	17,669	2%
Ohio	17,476	2%
Total of ten largest states	597,291	81%
All other states	137,868	19%
Total municipal securities	$735,159	100%

The following table presents a summary of contractual rates and contractual maturities of our securities available‑for‑sale as of the date indicated:

			Due After		Due After
	Due		One Year		Five Years
	Within		Through		Through		Due After
	One Year		Five Years		Ten Years		Ten Years		Total

	Fair		Fair		Fair		Fair		Fair
December 31, 2019	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)
	(Dollars in thousands)
Agency residential CMOs	$—	—%	$—	—%	$116,479	3.40%	$1,019,918	2.96%	$1,136,397	3.00%
Agency commercial MBS	1,693	2.96%	202,084	2.88%	780,510	2.78%	123,937	3.22%	1,108,224	2.85%
Municipal securities	6,191	4.52%	14,068	4.36%	56,935	2.05%	657,965	3.58%	735,159	3.49%
Agency residential MBS	11	4.65%	6,010	4.01%	20,502	3.78%	278,675	3.95%	305,198	3.94%
Asset-backed securities	—	—%	50,798	3.44%	14,651	2.62%	149,334	3.02%	214,783	3.09%
Collateralized loan obligations	—	—%	—	—%	10,890	3.71%	112,866	3.23%	123,756	3.28%
Private label residential CMOs	2	5.07%	353	3.59%	—	—%	99,128	3.59%	99,483	3.59%
SBA securities	—	—%	4,565	3.66%	13,087	2.80%	30,606	2.91%	48,258	2.95%
Corporate debt securities	—	—%	—	—%	—	—%	20,748	4.88%	20,748	4.88%
U.S. Treasury securities	—	—	5,181	2.65%	—	—%	—	—%	5,181	2.65%
Total securities
available-for-sale	$7,897	4.18%	$283,059	3.09%	$1,013,054	2.84%	$2,493,177	3.30%	$3,797,187	3.17%
_______________________________________

(1)	Rates presented are weighted average rates. Rates on tax-exempt securities are contractual rates and are not presented on a tax-equivalent basis.

Loans and Leases Held for Investment
The following table presents the composition of our total loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Real estate mortgage:
Healthcare real estate	$334,070	$451,776	$843,653	$955,477	$1,230,787
Hospitality	625,798	575,516	695,043	689,158	656,750
SBA program	556,889	559,113	551,606	454,196	473,960
Other commercial real estate	2,685,930	3,237,893	3,295,438	2,297,865	2,284,036
Total commercial real estate mortgage	4,202,687	4,824,298	5,385,740	4,396,696	4,645,533
Income producing residential	3,665,790	2,971,213	2,245,058	1,169,267	1,035,164
Other residential real estate	104,270	122,630	221,836	144,769	176,045
Total income producing and other residential
real estate mortgage	3,770,060	3,093,843	2,466,894	1,314,036	1,211,209
Total real estate mortgage	7,972,747	7,918,141	7,852,634	5,710,732	5,856,742
Real estate construction and land:
Commercial	1,082,368	912,583	769,075	581,246	345,991
Residential	1,655,434	1,321,073	822,154	384,001	184,382
Total real estate construction and land (1)	2,737,802	2,233,656	1,591,229	965,247	530,373
Total real estate	10,710,549	10,151,797	9,443,863	6,675,979	6,387,115
Commercial:
Lender finance & timeshare	2,118,767	1,780,731	1,609,937	1,666,855	1,587,577
Equipment finance	852,278	734,331	656,995	691,967	890,349
Premium finance	467,469	356,354	232,664	161,835	108,738
Other asset-based	309,893	434,005	425,354	428,284	498,671
Total asset-based	3,748,407	3,305,421	2,924,950	2,948,941	3,085,335
Equity fund loans	1,199,268	797,500	471,163	325,047	228,863
Early stage	212,509	225,566	443,370	448,458	347,298
Expansion stage	693,459	908,047	953,199	920,006	600,541
Late stage	74,186	107,635	255,003	294,389	281,311
Total venture capital	2,179,422	2,038,748	2,122,735	1,987,900	1,458,013
Security monitoring	619,260	643,369	573,066	428,759	438,113
Secured business loans	583,300	788,012	743,824	354,822	352,679
Other lending	527,049	514,947	475,584	310,896	300,383
Cash flow	38,058	114,098	278,920	2,373,235	2,335,469
Total other commercial	1,767,667	2,060,426	2,071,394	3,467,712	3,426,644
Total commercial	7,695,496	7,404,595	7,119,079	8,404,553	7,969,992
Consumer	440,827	401,321	409,801	375,422	121,147
Total loans and leases held for investment,
net of deferred fees	$18,846,872	$17,957,713	$16,972,743	$15,455,954	$14,478,254
________________________________

(1)	Includes $173.4 million, $168.9 million, $180.1 million, $152.9 million, and $75.2 million at December 31, 2019, 2018, 2017, 2016, and 2015 of land acquisition and development loans.

Our loan portfolio segments of real estate mortgage loans, real estate construction and land loans, and commercial loans comprised 42%, 15%, and 41% of our total loans and leases held for investment at December 31, 2019, respectively, compared to 44%, 13%, and 41% at December 31, 2018, respectively.
The changes during 2019 in the portfolio classes comprising these portfolio segments reflected the following:

•
Commercial real estate mortgage loans decreased by 13% to $4.2 billion or 22% of total loans and leases held for investment at December 31, 2019 from $4.8 billion or 27% at December 31, 2018. The lower balance and composition ratio was attributable primarily to the balance of other commercial real estate loans declining to $2.7 billion at December 31, 2019 from $3.2 billion at December 31, 2018. This decline occurred because loan prepayments exceeded the amount of newly originated loans. Also contributing to the lower balance and composition ratio was the balance of healthcare real estate loans declining to $334.1 million at December 31, 2019 from $451.8 million at December 31, 2018. This decline in new healthcare real estate lending resulted from having fewer loan opportunities meeting our credit standards and then ceasing the origination of healthcare real estate loans in our National Lending group in October 2019.

•
Income producing and other residential real estate mortgage loans increased by 22% to $3.8 billion or 20% of total loans and leases held for investment at December 31, 2019 from $3.1 billion or 17% at December 31, 2018. The higher balance and composition ratio was attributable to our continued emphasis on originating and purchasing multi-family secured real estate mortgage loans during 2019 due primarily to the favorable credit risk profile of those loans. We purchased $549 million of multi-family loans in 2019 compared to $473 million in 2018.

•
Commercial real estate construction and land loans increased by 19% to $1.1 billion or 6% of total loans and leases held for investment at December 31, 2019 from $912.6 million or 5% at December 31, 2018. The higher balance and comparable composition ratio was attributable to our continued origination of these types of loans and increases in balances on existing loans as disbursements occur during construction.

•
Residential real estate construction and land loans increased by 25% to $1.7 billion or 9% of total loans and leases held for investment at December 31, 2019 from $1.3 billion or 8% at December 31, 2018. The higher balance and composition ratio was attributable to our continued emphasis on originating multi-family secured real estate construction loans in markets with strong demand for new multi-family housing and increases in balances on existing loans as disbursements occur during construction.

•
Asset-based loans and leases increased by 13% to $3.7 billion or 20% of total loans and leases held for investment at December 31, 2019 from $3.3 billion or 18% at December 31, 2018. The higher balance and composition ratio was due primarily to net loan growth in lender finance & timeshare loans and premium finance loans attributable to continued emphasis on originations for these loan types because of their favorable historical credit performance. Lender finance & timeshare loans increased to $2.1 billion at December 31, 2019 from $1.8 billion at December 31, 2018, and premium finance loans increased to $467.5 million at December 31, 2019 from $356.4 million at December 31, 2018.

•
Venture capital loans increased by 7% to $2.2 billion or 12% of total loans and leases held for investment at December 31, 2019 from $2.0 billion or 11% at December 31, 2018. The higher balance and composition ratio was attributable primarily to higher equity fund loans, offset partially by lower expansion stage, early stage, and late stage loans to venture-backed companies. Equity fund loans increased to $1.2 billion at December 31, 2019 from $797.5 million at December 31, 2018. The increase in equity fund loans was due to continued emphasis on originations because of favorable historical credit performance. Expansion stage loans, early stage loans, and late stage loans decreased collectively to $980.2 million at December 31, 2019 from $1.2 billion at December 31, 2018.

•
Other commercial loans decreased by 14% to $1.8 billion or 9% of total loans and leases held for investment at December 31, 2019 from $2.1 billion or 12% at December 31, 2018. The lower balance was attributable primarily to lower secured business loans, which decreased to $583.3 million at December 31, 2019 from $788.0 million at December 31, 2018, and to the declining balance of the cash flow loans, which decreased to $38.1 million at December 31, 2019 from $114.1 million at December 31, 2018.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top ten states and all other states combined (in the order presented for the current year-end) as of the dates indicated:

	December 31,
	2019		2018
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$6,510,094	61%	$5,798,045	57%
New York	711,301	7%	855,644	8%
Florida	598,561	6%	547,054	5%
Washington	324,588	3%	253,545	3%
Oregon	288,764	3%	227,067	2%
Texas	260,513	2%	378,834	4%
District of Columbia	166,641	2%	81,174	1%
Arizona	162,317	1%	235,425	2%
New Jersey	159,791	1%	179,045	2%
Virginia	150,646	1%	206,920	2%
Total of 10 largest states	9,333,216	87%	8,762,753	86%
All other states	1,377,333	13%	1,389,044	14%
Total real estate loans held for investment, net of deferred fees	$10,710,549	100%	$10,151,797	100%
At December 31, 2019 and 2018, 61% and 57% of our real estate loans were collateralized by property located in California because our full-service branches and our community banking activities are primarily located in California.

The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the years indicated:

Roll Forward of Loans and Leases Held for Investment,	Year Ended December 31,
Net of Deferred Fees (1)	2019	2018	2017
	(Dollars in thousands)
Balance, beginning of year	$17,957,713	$16,972,743	$15,455,954
Additions:
Production	4,863,288	4,888,614	4,685,763
Disbursements	5,092,219	4,104,335	3,204,272
Total production and disbursements	9,955,507	8,992,949	7,890,035
Reductions:
Payoffs	(4,669,530)	(4,289,297)	(3,801,592)
Paydowns	(4,262,977)	(3,480,997)	(2,769,309)
Total payoffs and paydowns	(8,932,507)	(7,770,294)	(6,570,901)
Sales	(76,335)	(161,729)	(1,316,259)
Transfers to foreclosed assets	(120)	(16,914)	(580)
Charge-offs	(32,262)	(59,042)	(80,296)
Transfers to loans held for sale	(25,124)	—	(481,100)
Total reductions	(9,066,348)	(8,007,979)	(8,449,136)
Loans acquired through CUB acquisition	—	—	2,075,890
Net increase	889,159	984,970	1,516,789
Balance, end of year	$18,846,872	$17,957,713	$16,972,743

Weighted average rate on production (2)	5.06%	5.23%	4.98%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)
The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 22 basis points to loan yields in 2019, 31 basis points to loan yields in 2018, and 30 basis points to loan yields in 2017.

Loan and Lease Interest Rate Sensitivity
The following table presents contractual maturity information for loans and leases held for investment, net of deferred fees, as of the date indicated:

		Due After
	Due	One Year	Due
	Within	Through	After
December 31, 2019	One Year	Five Years	Five Years	Total
	(In thousands)
Real estate mortgage	$1,009,147	$2,139,286	$4,824,314	$7,972,747
Real estate construction and land	1,159,167	1,416,937	161,698	2,737,802
Commercial	2,639,470	4,057,286	998,740	7,695,496
Consumer	16,344	75,783	348,700	440,827
Total loans and leases held for investment, net of deferred fees	$4,824,128	$7,689,292	$6,333,452	$18,846,872

At December 31, 2019, we had $4.8 billion of loans and leases held for investment due to mature over the next twelve months. For any of these loans and leases held for investment, in the event that we provide a concession through a refinance or modification that we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered TDRs even though the loans have performed in accordance with their contractual terms. The circumstances regarding any modifications and a borrower's specific situation, such as its ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a contractual loan renewal or loan extension constitutes a TDR. Higher levels of TDRs may result in increases in classified loans and credit loss provisions.
The following table presents the interest rate profile of loans and leases held for investment, net of deferred fees, due after one year as of the date indicated:

	Due After One Year
	Fixed	Variable
December 31, 2019	Rate	Rate	Total
	(In thousands)
Real estate mortgage	$875,856	$6,087,744	$6,963,600
Real estate construction and land	274,608	1,304,027	1,578,635
Commercial	1,574,448	3,481,578	5,056,026
Consumer	382,467	42,016	424,483
Total loans and leases held for investment, net of deferred fees	$3,107,379	$10,915,365	$14,022,744
For information regarding our variable-rate loans subject to interest rate floors, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Allowance for Credit Losses on Loans and Leases Held for Investment
For a discussion of our policy and methodology on the allowance for credit losses on loans and leases held for investment, see "- Critical Accounting Policies and Estimates - Allowance for Credit Losses on Loans and Leases Held for Investment." For further information on the allowance for loan and lease losses on loans and leases held for investment, see Note 1(i). Nature of Operations and Summary of Significant Accounting Policies, and Note 5. Loans and Leases of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	December 31,
Allowance for Credit Losses Data (1)	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance for loan and lease losses	$138,785	$132,472	$133,012	$143,755	$105,534
Reserve for unfunded loan commitments	35,861	36,861	28,635	17,523	16,734
Total allowance for credit losses	$174,646	$169,333	$161,647	$161,278	$122,268

Allowance for credit losses to loans and leases
held for investment	0.93%	0.94%	0.96%	1.05%	0.86%
Allowance for credit losses to nonaccrual loans and leases
held for investment	189.1%	213.5%	103.8%	94.5%	94.8%
_______________________________________

(1)	Amounts and ratios related to 2019 and 2018 are for total loans and leases. Amounts and ratios related to 2017 and prior years are for Non-PCI loans and leases.

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Roll Forward (1)	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance, beginning of year (2)	$169,333	$168,091	$161,278	$122,268	$76,767
Provision for credit losses:
Addition to allowance for loan and lease losses	23,000	36,774	52,214	60,211	42,604
(Reduction in) addition to reserve for unfunded loan
commitments	(1,000)	8,226	6,786	789	5,677
Total provision for credit losses	22,000	45,000	59,000	61,000	48,281
Loans and leases charged off:
Real estate mortgage	(997)	(8,190)	(2,410)	(2,059)	(2,489)
Real estate construction and land	—	—	—	—	—
Commercial	(30,426)	(50,481)	(70,709)	(32,210)	(13,354)
Consumer	(839)	(371)	(1,023)	(823)	(156)
Total loans and leases charged off	(32,262)	(59,042)	(74,142)	(35,092)	(15,999)
Recoveries on loans charged off:
Real estate mortgage	983	2,350	1,209	4,519	3,582
Real estate construction and land	—	195	429	673	1,082
Commercial	14,397	12,566	9,415	7,794	3,399
Consumer	195	173	132	116	410
Total recoveries on loans charged off	15,575	15,284	11,185	13,102	8,473
Net charge-offs	(16,687)	(43,758)	(62,957)	(21,990)	(7,526)
Fair value of acquired reserve for unfunded loan
commitments	—	—	4,326	—	4,746
Balance, end of year	$174,646	$169,333	$161,647	$161,278	$122,268

Net charge-offs to average loans and leases	0.09%	0.26%	0.40%	0.15%	0.06%
_______________________________________

(1)	Amounts and ratios related to 2019 and 2018 are for total loans and leases. Amounts and ratios related to 2017 and prior years are for Non-PCI loans and leases.

(2)	The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance for 2018.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Year Ended December 31,
Allowance for Credit Losses Charge-offs (1)	2019	2018	2017	2016	2015
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	—	692	163	615
SBA program	897	2,679	1,237	227	1,436
Other commercial real estate	9	5,305	65	885	281
Total commercial real estate mortgage	906	7,984	1,994	1,275	2,332
Income producing residential	—	145	—	231	30
Other residential real estate	91	61	416	553	127
Total income producing and other residential
real estate mortgage	91	206	416	784	157
Total real estate mortgage	997	8,190	2,410	2,059	2,489
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—
Commercial:
Lender finance & timeshare	—	8	202	904	—
Equipment finance	—	2,934	19	24,911	8,088
Other asset-based	11,950	1,033	400	—	—
Premium finance	31	—	—	—	—
Total asset-based	11,981	3,975	621	25,815	8,088
Equity fund loans	—	—	—	—	—
Early stage	2,161	15,070	20,317	927	—
Expansion stage	7,208	17,907	17,014	2,262	—
Late stage	—	—	2,970	—	—
Total venture capital	9,369	32,977	40,301	3,189	—
Security monitoring	1,707	—	—	—	—
Secured business loans	1,426	1,984	948	684	2,260
Other lending	2,784	1,606	1,301	1,674	339
Cash flow	3,159	9,939	27,538	848	2,667
Total other commercial	9,076	13,529	29,787	3,206	5,266
Total commercial	30,426	50,481	70,709	32,210	13,354
Consumer	839	371	1,023	823	156
Total charge-offs	$32,262	$59,042	$74,142	$35,092	$15,999
_______________________________________________
(1) Charge-offs related to 2019 and 2018 are for total loans and leases. Charge-offs related to 2017 and prior years are for Non-PCI loans and leases.
Real estate mortgage gross charge-offs declined to $1.0 million for the year ended December 31, 2019 from $8.2 million for the year ended December 31, 2018. The 2018 amount included a $4.3 million gross charge-off related to a single loan secured by a traditional mall that was foreclosed upon and sold during 2018.
Asset-based gross charge-offs increased to $12.0 million for the year ended December 31, 2019 from $4.0 million for the year ended December 31, 2018. The 2019 amount included an $11.8 million gross charge-off related to a single loan.

Venture capital gross charge-offs declined to $9.4 million for the year ended December 31, 2019 from $33.0 million for the year ended December 31, 2018. The 2019 lower venture capital gross charge-off experience is attributable to improvements made in venture capital loan underwriting and credit administration and our de-risking strategy, which emphasizes originations of equity fund loans (which had no gross charge-offs in 2019 and 2018).
Other commercial gross charge-offs declined to $9.1 million for the year ended December 31, 2019 from $13.5 million for the year ended December 31, 2018. The 2019 lower other commercial gross charge-off experience is attributable to our de-risking strategy under which we discontinued cash flow lending. Cash flow gross charge-offs declined to $3.2 million for the year ended December 31, 2019 from $9.9 million for the year ended December 31, 2018.
The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Year Ended December 31,
Allowance for Credit Losses Recoveries (1)	2019	2018	2017	2016	2015
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hospitality	—	—	—	12	269
SBA program	382	452	413	181	198
Other commercial real estate	162	477	567	3,836	2,712
Total commercial real estate mortgage	544	929	980	4,029	3,179
Income producing residential	276	1,208	—	115	103
Other residential real estate	163	213	229	375	300
Total income producing and other residential
real estate mortgage	439	1,421	229	490	403
Total real estate mortgage	983	2,350	1,209	4,519	3,582
Real estate construction and land:
Commercial	—	61	90	381	29
Residential	—	134	339	292	1,053
Total real estate construction and land	—	195	429	673	1,082
Commercial:
Lender finance & timeshare	6	23	—	—	—
Equipment finance	11	90	3,377	1,854	77
Other asset-based	1,416	255	—	—	1
Premium finance	—	—	—	—	—
Total asset-based	1,433	368	3,377	1,854	78
Equity fund loans	—	—	—	—	—
Early stage	5,811	2,664	3,827	—	—
Expansion stage	2,340	6,131	503	91	—
Late stage	—	—	—	—	—
Total venture capital	8,151	8,795	4,330	91	—
Security monitoring	181	—	—	—	—
Secured business loans	2,877	895	934	801	2,946
Other lending	760	1,620	774	2,522	375
Cash flow	995	888	—	2,526	—
Total other commercial	4,813	3,403	1,708	5,849	3,321
Total commercial	14,397	12,566	9,415	7,794	3,399
Consumer	195	173	132	116	410
Total recoveries	$15,575	$15,284	$11,185	$13,102	$8,473
___________________________________________
(1) Recoveries related to 2019 and 2018 are for total loans and leases. Recoveries related to 2017 and prior years are for Non-PCI loans and leases.

The following table presents the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment as of the dates indicated:

	Allowance for Loan and Lease Losses by Portfolio Segment (1)
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2019
Allowance for loan and lease losses	$44,575	$30,544	$61,528	$2,138	$138,785
% of loans to total loans	42%	15%	41%	2%	100%
December 31, 2018
Allowance for loan and lease losses	$46,021	$28,209	$56,360	$1,882	$132,472
% of loans to total loans	44%	13%	41%	2%	100%
December 31, 2017
Allowance for loan and lease losses	$34,981	$13,055	$82,726	$2,250	$133,012
% of loans to total loans	46%	10%	42%	2%	100%
December 31, 2016
Allowance for loan and lease losses	$37,765	$10,045	$93,853	$2,092	$143,755
% of loans to total loans	37%	6%	55%	2%	100%
December 31, 2015
Allowance for loan losses	$36,654	$7,137	$61,082	$661	$105,534
% of loans to total loans	40%	4%	55%	1%	100%
_______________________________________
(1) Amounts and ratios related to 2019 and 2018 are for total loans and leases. Amounts and ratios related to 2017 and prior years are for Non-PCI loans and leases.
The allowance for loan and lease losses attributable to real estate mortgage loans was $44.6 million and $46.0 million at December 31, 2019 and 2018. As ratios to real estate mortgage loans at those dates, these percentages were 0.56% and 0.58%, and were comparable.
The allowance for loan and lease losses attributable to real estate construction and land loans was $30.5 million and $28.2 million at December 31, 2019 and 2018. As ratios to real estate construction and land loans at those dates, these percentages were 1.12% and 1.26%. Although the amount of the allowance increased year over year as well as the loan balance, the ratio of the allowance to loans decreased, which was attributable to a lower probability of default given the favorable credit performance of the loans during 2019.
The allowance for loan and lease losses attributable to commercial loans and leases was $61.5 million and $56.4 million at December 31, 2019 and 2018. As ratios to commercial loans and leases at those dates, these percentages were 0.80% and 0.76%. The increase in the ratio at December 31, 2019 was due primarily to a greater degree of impaired commercial loans and leases with specific reserves at December 31, 2019 than at December 31, 2018.

Deposits
The following table presents a summary of our average deposit amounts and average rates paid during the years indicated:

	Year Ended December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
Deposit Composition	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest checking	$3,406,218	1.23%	$2,445,094	0.82%	$1,928,249	0.45%
Money market	5,139,623	1.10%	5,107,888	0.77%	5,027,453	0.46%
Savings	525,809	0.17%	641,720	0.16%	707,301	0.16%
Time	2,641,135	1.86%	1,856,126	1.07%	2,247,168	0.57%
Total interest-bearing deposits	11,712,785	1.27%	10,050,828	0.80%	9,910,171	0.46%
Noninterest-bearing demand	7,537,172	—	8,211,475	—	7,076,445	—
Total deposits	$19,249,957	0.77%	$18,262,303	0.44%	$16,986,616	0.27%
The following table presents the balance of each major category of deposits as of the dates indicated:

	December 31,
	2019		2018		2017
		% of		% of		% of
Deposit Composition	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$7,243,298	38%	$7,888,915	42%	$8,508,044	45%
Interest checking	3,753,978	19%	2,842,463	15%	2,226,885	12%
Money market	4,690,420	24%	5,043,871	27%	4,511,730	24%
Savings	499,591	3%	571,422	3%	690,353	4%
Total core deposits	16,187,287	84%	16,346,671	87%	15,937,012	85%
Non-core non-maturity deposits	496,407	3%	518,192	3%	863,202	4%
Total non-maturity deposits	16,683,694	87%	16,864,863	90%	16,800,214	89%
Time deposits $250,000 and under	2,065,733	11%	1,593,453	8%	1,709,980	9%
Time deposits over $250,000	483,609	2%	412,185	2%	355,342	2%
Total time deposits	2,549,342	13%	2,005,638	10%	2,065,322	11%
Total deposits	$19,233,036	100%	$18,870,501	100%	$18,865,536	100%
During 2019, total deposits increased by $362.5 million to $19.2 billion at December 31, 2019, due to an increase in time deposits of $543.7 million, offset partially by decreases of $159.4 million in core deposits and $21.8 million in non-core non-maturity deposits. The decrease in core deposits was due primarily to customers shifting deposits into interest-bearing accounts as market rates increased during the first half of the year resulting in decreases of $645.6 million in noninterest-bearing demand deposits, $353.5 million in money market deposits, and $71.8 million in savings deposits, offset partially by an increase of $911.5 million in interest checking deposits. At December 31, 2019, core deposits totaled $16.2 billion, or 84% of total deposits, including $7.2 billion of noninterest-bearing demand deposits, or 38% of total deposits. Our deposit base is also diversified by client type. As of December 31, 2019, no individual depositor represented more than 1.2% of our total deposits, and our top ten depositors represented 7.5% of our total deposits.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2019	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$991,908	$151,858	$1,143,766
Due in over three months through six months	608,857	150,093	758,950
Due in over six months through twelve months	368,597	159,343	527,940
Total due within twelve months	1,969,362	461,294	2,430,656
Due in over 12 months through 24 months	81,070	20,610	101,680
Due in over 24 months	15,301	1,705	17,006
Total	$2,065,733	$483,609	$2,549,342
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At December 31, 2019, total off-balance sheet client investment funds were $1.5 billion of which $1.2 billion was managed by PWAM. At December 31, 2018, total off-balance sheet client investment funds were $1.9 billion, of which $1.5 billion was managed by PWAM.
Borrowings and Subordinated Debentures
The Bank has various available lines of credit. These include the ability to borrow funds from time to time on a long‑term, short‑term, or overnight basis from the FHLB, the FRBSF, or other financial institutions. The maximum amount that the Bank could borrow under its secured credit line with the FHLB at December 31, 2019 was $4.2 billion, of which $2.9 billion was available on that date. The maximum amount that the Bank could borrow under its secured credit line with the FRBSF at December 31, 2019 was $2.0 billion, all of which was available on that date. The FHLB and FRBSF secured credit lines are collateralized by liens on $5.9 billion and $2.7 billion of qualifying loans, respectively. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the borrowing of overnight funds, subject to availability, of $141.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of December 31, 2019, there was a $141.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2019, the Bank had borrowed $300.0 million through the AFX.

The following table presents information on our borrowings as of the dates indicated:

	December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
Borrowings	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured short-term advances	$1,318,000	1.66%	$1,040,000	2.56%	$332,000	1.41%
FHLB unsecured overnight advance	141,000	1.56%	141,000	2.53%	135,000	1.34%
AFX short-term borrowings	300,000	1.61%	190,000	2.56%	—	—%
Non‑recourse debt	8	7.50%	114	7.50%	342	6.87%
Total borrowings	$1,759,008	1.64%	$1,371,114	2.56%	$467,342	1.39%
Averages for the year:
Total borrowings	$1,180,164	2.28%	$570,216	2.10%	$388,896	0.94%
The subordinated debentures are variable-rate and based on 3-month LIBOR plus a margin, except for one which is based on 3-month EURIBOR plus a margin. The margins on the 3-month LIBOR debentures range from 1.55% to 3.10%, while the margin on the 3-month EURIBOR debenture is 2.05%. The subordinated debentures are all long-term, with maturities ranging from September 2033 to July 2037.
The following table presents summary information on our subordinated debentures as of the dates indicated:

	December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
Subordinated Debentures	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Gross subordinated debentures:
With no unamortized discount	$135,055	4.33%	$135,055	5.08%	$120,622	4.03%
With unamortized discount	405,635	3.72%	406,289	4.33%	434,524	3.25%
Total gross subordinated debentures	540,690	3.87%	541,344	4.51%	555,146	3.42%
Unamortized discount	(82,481)		(87,498)		(92,709)
Net subordinated debentures	$458,209		$453,846		$462,437
Averages for the year:
Net subordinated debentures	$455,537	6.55%	$454,702	6.30%	$447,684	5.27%

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans and leases held for investment (1)	$92,353	$79,333	$157,545	$173,527	$133,615
Accruing loan contractually past due 90 days or more	—	—	—	—	700
Foreclosed assets, net	440	5,299	1,329	12,976	22,120
Total nonperforming assets	$92,793	$84,632	$158,874	$186,503	$156,435

Performing TDRs held for investment (2)	$12,257	$17,701	$56,838	$64,952	$40,182
Classified loans and leases held for investment (2)	$175,912	$237,110	$278,405	$409,645	$391,754
Nonaccrual loans and leases held for investment to
loans and leases held for investment (1)	0.49%	0.44%	0.93%	1.12%	0.92%
Nonperforming assets to loans and leases
held for investment and foreclosed assets, net (1)	0.49%	0.47%	0.94%	1.21%	1.08%
Classified loans and leases held for investment to
loans and leases held for investment (2)	0.93%	1.32%	1.65%	2.67%	2.74%
_______________________________________

(1)	Amounts and ratios are for total loans and leases held for investment, net of deferred fees.

(2)
Amounts and ratio related to 2019 and 2018 are for total loans and leases held for investment, net of deferred fees. Amounts related to 2017 and prior years are for Non-PCI loans and leases held for investment, net of deferred fees.

Nonaccrual Loans and Leases Held for Investment
During 2019, nonaccrual loans and leases held for investment increased by $13.0 million to $92.4 million at December 31, 2019 due mainly to $79.9 million in nonaccrual additions, offset partially by $26.9 million in charge-offs and $39.9 million in principal payments and other reductions. As of December 31, 2019, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $50.3 million and represented 54% of total nonaccrual loans and leases.

The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	December 31, 2019		December 31, 2018		30 - 89 Days Past Due
		% of		% of	December 31,	December 31,
		Loan		Loan	2019	2018
	Balance	Category	Balance	Category	Balance	Balance
	(Dollars in thousands)
Real estate mortgage:
Commercial	$18,346	0.4%	$15,321	0.3%	$1,735	$3,276
Income producing and other residential	2,478	0.1%	2,524	0.1%	2,094	1,557
Total real estate mortgage	20,824	0.3%	17,845	0.2%	3,829	4,833
Real estate construction and land:
Commercial	364	—%	442	—%	—	—
Residential	—	—%	—	—%	1,429	1,527
Total real estate construction and land	364	—%	442	—%	1,429	1,527
Commercial:
Asset-based	30,162	0.8%	32,324	1.0%	19	47
Venture capital	12,916	0.6%	20,299	1.0%	—	1,028
Other commercial	27,594	1.6%	7,380	0.4%	2,258	2,467
Total commercial	70,672	0.9%	60,003	0.8%	2,277	3,542
Consumer	493	0.1%	1,043	0.3%	1,006	581
Total held for investment	$92,353	0.5%	$79,333	0.4%	$8,541	$10,483
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	December 31,
Property Type	2019	2018	2017
	(In thousands)
Commercial real estate	$221	$2,004	$64
Construction and land development	219	219	219
Multi-family	—	1,059	—
Single-family residence	—	953	1,019
Total OREO, net	440	4,235	1,302
Other foreclosed assets	—	1,064	27
Total foreclosed assets	$440	$5,299	$1,329
During 2019, foreclosed assets decreased by $4.9 million to $0.4 million at December 31, 2019 due mainly to sales of $4.9 million.

Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	December 31,
	2019		2018		2017
		Number		Number		Number
		of		of		of
Performing TDRs (1)	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$10,165	22	$11,484	27	$47,560	23
Real estate construction and land	1,470	1	5,420	2	5,690	2
Commercial	550	12	692	6	3,488	11
Consumer	72	2	105	3	100	2
Total performing TDRs held for investment	$12,257	37	$17,701	38	$56,838	38
______________________________________

(1)
Amounts related to 2019 and 2018 are for total loans and leases held for investment, net of deferred fees. Amounts related to 2017 are for Non-PCI loans and leases held for investment, net of deferred fees.

During 2019, performing TDRs held for investment decreased by $5.4 million to $12.3 million at December 31, 2019 due primarily to transfers of performing TDRs to nonaccrual status of $0.5 million and principal payments and other reductions of $5.7 million, offset partially by additions of $0.5 million and transfers from nonaccrual status to performing TDRs of $0.3 million. The majority of the number of performing TDRs were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	December 31,
Loan and Lease Credit Risk Ratings (1)	2019	2018	2017
	(Dollars in thousands)
Pass	$18,348,004	$17,459,205	$16,334,134
Special mention	322,956	261,398	302,168
Classified	175,912	237,110	278,405
Total loans and leases held for investment, net of deferred fees	$18,846,872	$17,957,713	$16,914,707
______________________________________

(1)
Amounts related to 2019 and 2018 are for total loans and leases held for investment, net of deferred fees. Amounts related to 2017 are for Non-PCI loans and leases held for investment, net of deferred fees.

Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
During 2019, special mention loans and leases increased by $61.6 million to $323.0 million at December 31, 2019. This increase was due primarily to security monitoring special mention loans increasing to $163.1 million from $28.9 million, offset partially by other commercial real estate special mention loans decreasing to $7.2 million from $32.8 million.
During 2019, classified loans and leases decreased by $61.2 million to $175.9 million at December 31, 2019. This decline was due mainly to other commercial real estate classified loans decreasing to $15.5 million from $44.5 million and security monitoring classified loans decreasing to $34.7 million from $54.6 million.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At December 31, 2019, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2019, such disallowed amounts were $195,000 for the Company and none for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity tier 1, tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At December 31, 2019, the Company and Bank were in compliance with the capital conservation buffer requirement.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
			Plus Capital
		For Capital	Conservation	For Well
		Adequacy	Buffer	Capitalized
	Actual	Purposes	Phase-In (1)	Requirement
December 31, 2019
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	9.74%	4.00%	4.00%	N/A
CET1 capital (to risk weighted assets)	9.78%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.78%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.41%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	10.95%	4.00%	4.00%	5.00%
CET1 capital (to risk weighted assets)	11.00%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	11.00%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	11.74%	8.00%	10.50%	10.00%

		Minimum Required
			Plus Capital		Plus Capital
		For Capital	Conservation	For Well	Conservation
		Adequacy	Buffer	Capitalized	Buffer Fully
	Actual	Purposes	Phase-In (1)	Requirement	Phased-In
December 31, 2018
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	10.13%	4.00%	4.000%	N/A	4.00%
CET1 capital (to risk weighted assets)	10.01%	4.50%	6.375%	N/A	7.00%
Tier 1 capital (to risk weighted assets)	10.01%	6.00%	7.875%	N/A	8.50%
Total capital (to risk weighted assets)	12.72%	8.00%	9.875%	N/A	10.50%

Pacific Western Bank
Tier 1 capital (to average assets)	10.80%	4.00%	4.000%	5.00%	4.00%
CET1 capital (to risk weighted assets)	10.68%	4.50%	6.375%	6.50%	7.00%
Tier 1 capital (to risk weighted assets)	10.68%	6.00%	7.875%	8.00%	8.50%
Total capital (to risk weighted assets)	11.44%	8.00%	9.875%	10.00%	10.50%
_______________________________________

(1)
Ratios for December 31, 2019 reflect the minimum required plus the fully phased-in capital conservation buffer of 2.50%; ratios for December 31, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018 of 1.875%.

Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $458.2 million at December 31, 2019. At December 31, 2019, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $444.5 million were included in Tier II capital. For a more detailed discussion of our subordinated debentures, see "Item 1: Business - Supervision and Regulation - Capital Requirements."
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $4.2 billion at December 31, 2019, of which $2.9 billion was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $5.9 billion of qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $2.0 billion at December 31, 2019, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $2.7 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $141.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of December 31, 2019, there was a $141.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2019, the Bank had borrowed $300.0 million through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels as of the dates indicated:

	December 31,
Primary Liquidity - On-Balance Sheet	2019	2018	2017
	(Dollars in thousands)
Cash and due from banks	$172,585	$175,830	$233,215
Interest-earning deposits in financial institutions	465,039	209,937	165,222
Securities available-for-sale	3,797,187	4,009,431	3,774,431
Less: pledged securities	(486,200)	(458,143)	(449,187)
Total primary liquidity	$3,948,611	$3,937,055	$3,723,681

Ratio of primary liquidity to total deposits	20.5%	20.9%	19.7%

Secondary Liquidity - Off-Balance Sheet	December 31,
Available Secured Borrowing Capacity	2019	2018	2017
	(In thousands)
Total secured borrowing capacity with the FHLB	$4,229,788	$3,746,970	$3,789,949
Less: secured advances outstanding	(1,318,000)	(1,040,000)	(332,000)
Available secured borrowing capacity with the FHLB	2,911,788	2,706,970	3,457,949
Available secured borrowing capacity with the FRBSF	1,988,028	2,003,269	1,766,188
Total secondary liquidity	$4,899,816	$4,710,239	$5,224,137
During 2019, the Company's primary liquidity increased by $11.6 million to $3.9 billion at December 31, 2019 due primarily to a $255.1 million increase in interest-earning deposits in financial institutions, offset partially by a $212.2 million decrease in securities available-for-sale and a $28.1 million increase in pledged securities. During 2019, the Company's secondary liquidity increased by $189.6 million to $4.9 billion at December 31, 2019 due mainly to a $482.8 million increase in the borrowing capacity on the secured credit line with the FHLB, offset partially by a $278.0 million increase in advances outstanding on that secured credit line and a $15.2 million decrease in the borrowing capacity on the secured credit line with the FRBSF. The increase in the borrowing capacity with the FHLB was due primarily to an increase in loan collateral pledged for the facility.

In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At December 31, 2019, core deposits totaled $16.2 billion and represented 84% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2019, brokered deposits totaled $1.7 billion, consisting primarily of $1.2 billion of brokered time deposits and $496.4 million of non-maturity brokered accounts. At December 31, 2018, brokered deposits totaled $1.3 billion, consisting mainly of $729.4 million of brokered time deposits and $518.2 million of non-maturity brokered accounts.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2019, we were in compliance with all of our established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank's net earnings during the previous three fiscal years exceeded dividends paid by the Bank during that same period by $34.8 million. During the year ended December 31, 2019, PacWest received $336.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $490.6 million at December 31, 2019, for the foreseeable future, any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At December 31, 2019, PacWest had $114.0 million in cash and cash equivalents, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months, including any stock repurchases pursuant to the Company's Stock Repurchase Program, which terminates on February 28, 2021. See "- Recent Events - Stock Repurchase Program" for additional information.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
December 31, 2019	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits (1)	$2,430,656	$114,947	$3,341	$398	$2,549,342
Short-term borrowings	1,759,000	—	—	—	1,759,000
Long-term debt obligations (1)	8	—	—	540,690	540,698
Contractual interest (2)	14,530	2,070	117	17	16,734
Operating lease obligations	33,221	56,123	37,278	33,575	160,197
Other contractual obligations	83,320	55,586	9,937	24,020	172,863
Total	$4,320,735	$228,726	$50,673	$598,700	$5,198,834
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are floating rate.

Operating lease obligations, time deposits, and debt obligations are discussed in Note 7. Premises and Equipment, Net, Note 11. Deposits, and Note 12. Borrowings and Subordinated Debentures of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third‑party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, and commitments under deferred compensation arrangements.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At December 31, 2019, our loan commitments and standby letters of credit were $8.2 billion and $355.5 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “- Liquidity - Liquidity Management,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counter-party banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivative instruments that hedge those exposures. As of December 31, 2019, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $60.6 million and $28.9 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $62.0 million and $29.2 million. We recognized foreign currency translation net gains of $0.2 million, $0.3 million, and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
We evaluated the results of our NII simulation model and MVE model prepared as of December 31, 2019, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2019. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at December 31, 2019. In order to arrive at the base case, we extend our balance sheet at December 31, 2019 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31, 2019. Based on such repricing, we calculate an estimated tax equivalent NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (imbedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12 month NII simulation model as of December 31, 2019 assumes interest-bearing deposits reprice at 34% of the change in market rates (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet and forward yield curve as the base scenario, with immediate and sustained parallel upward movements in interest rates of 100, 200 and 300 basis points and sustained parallel downward movements in interest rates of 25, 50 and 100 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
December 31, 2019	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,119.6	16.4%	4.83%	0.68%
Up 200 basis points	$1,063.6	10.6%	4.58%	0.43%
Up 100 basis points	$1,007.3	4.7%	4.34%	0.19%
BASE CASE	$961.8	—	4.15%	—
Down 25 basis points	$955.1	(0.7)%	4.12%	(0.03)%
Down 50 basis points	$948.5	(1.4)%	4.09%	(0.06)%
Down 100 basis points	$931.3	(3.2)%	4.01%	(0.14)%
During 2019, total base case year 1 tax equivalent NII decreased by $86.9 million to $961.8 million at December 31, 2019 compared to $1.05 billion at December 31, 2018. This decrease was attributable to a lower loan portfolio yield and an increase in the mix of interest-bearing deposits to noninterest-bearing deposits, offset partially by higher loan volume and a decrease in the cost of funds.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates, and the least favorable alternate rate vector that we model is the “Ramped Sharp Decrease,” a 200 basis point decrease over a 24 month period with semiannual rate adjustments. In the “Bear Flattener” scenario, Year 1 tax equivalent NII increases by 7.0%, and in the “Ramped Sharp Decrease” scenario, Year 1 tax equivalent NII decreases by 1.3%.

At December 31, 2019, we had $18.9 billion of total loans that included $11.3 billion with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $7.6 billion, or 68%, contained interest rate floor provisions, which included $3.0 billion of "in-the-money" loans, meaning the loan coupon will not adjust down if there are future decreases to the index interest rate. The cumulative amount of loans with "in-the-money" floors for assumed additional market rate decreases are as follows:

December 31, 2019
Total Amount of
Loans With
Basis Points of	"In-the-Money"
Rate Decreases	Loan Floors
(Dollars in millions)
50 bps	$4,472
100 bps	$6,206
150 bps	$7,398
200 bps	$7,607
250 bps	$7,610
At December 31, 2019, we also had $4.0 billion of variable-rate hybrid loans that do not immediately reprice because the loans contain an initial fixed rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $647 million, $1.0 billion, and $1.5 billion in the next one, two, and three years.
LIBOR is expected to be phased out after 2021, and, as such, the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR.  The business processes impacted relate primarily to our variable-rate loans and our subordinated debentures, both of which are indexed to LIBOR. For further information see Item 1A. Risk Factors.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off‑balance sheet items existing at December 31, 2019.

The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
December 31, 2019	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$7,964.5	$600.6	8.2%	29.8%	160.7%
Up 200 basis points	$7,799.0	$435.0	5.9%	29.1%	157.4%
Up 100 basis points	$7,615.3	$251.4	3.4%	28.4%	153.7%
BASE CASE	$7,363.9	$—	—	27.5%	148.6%
Down 100 basis points	$7,063.6	$(300.4)	(4.1)%	26.4%	142.6%
Down 200 basis points	$6,590.1	$(773.9)	(10.5)%	24.6%	133.0%
Down 300 basis points	$6,120.8	$(1,243.2)	(16.9)%	22.9%	123.5%
During 2019, total base case projected market value of equity increased by $1.9 billion to $7.4 billion at December 31, 2019 compared to $5.5 billion at December 31, 2018. The overall MVE sensitivity reflects a more asset-sensitive profile. The increase in asset sensitivity of MVE is due to revised deposit attrition and pricing models implemented during 2019, which reflect longer deposit account average life and lower deposit pricing betas than the models used previously. The $1.9 billion increase in base case projected MVE was due primarily to: (1) a $1.2 billion increase in the mark-to-market adjustment for loans and leases due to decreased credit spreads used for loan valuation and price appreciation from the decreases in market interest rates, (2) a $580 million decrease in the mark-to-market adjustment for total deposits due to the longer average life and lower pricing beta assumed in the new deposit models, and (3) a $129 million increase in the book value of stockholders' equity due mainly to $469 million in net earnings and an $85 million increase in accumulated other comprehensive income, offset partially by $155 million of common stock repurchased under the Stock Repurchase Program and $289 million of cash dividends paid.

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
As of December 31, 2019, PacWest Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10‑K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PacWest Bancorp:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan and lease losses related to loans collectively evaluated for impairment
As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company’s allowance for loan and lease losses related to loans and leases collectively evaluated for impairment (general reserve) is calculated and updated on a quarterly basis. The Company’s general reserve includes both quantitative and qualitative loss factors. At December 31, 2019, the Company’s general reserve was $132.6 million. The Company’s methodology for estimating the quantitative loss factors includes a probability of default (PD) and loss given default (LGD) which are applied based on loan type and credit-risk ratings for loans collectively evaluated for impairment. The Company’s general reserve methodology also includes a qualitative component.
We identified the assessment of the general reserve as a critical audit matter because the significant measurement uncertainty required complex auditor judgment and industry knowledge and experience. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained. The assessment of the general reserve encompassed the evaluation of the methodologies, inputs, and assumptions used to estimate the general reserve. This included assessing the PD/LGD methodology; the key inputs and assumptions, including segmentation, look-back period, loss emergence period, the credit risk ratings (non-consumer loan portfolio segments); and the qualitative loss factors.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the development and approval of the general reserve methodology, the determination of key inputs and assumptions used to calculate the general reserve, and the analysis of the Company’s allowance for loan and lease losses results, trends and ratios. We tested the Company’s process to develop the general reserve. Specifically, we tested the sources of data, factors, and assumptions that the Company used by considering whether they are relevant and reliable, and whether additional factors and alternative assumptions should be used. We tested, with the assistance of credit risk professionals with specialized skills and industry knowledge and experience, the following:

–	the general reserve methodology’s ability to produce an estimate in compliance with U.S. generally accepted accounting principles,

–
the determination of the loan segmentation, look-back period, and loss emergence period, by comparing these inputs and assumptions to the Company’s historical loss information, internal policies and procedures, external metrics, and portfolio risk characteristics,

–	the credit risk ratings across the non-consumer loan portfolio segments for a selection of loans based on knowledge of the Company’s credit policies and industry expertise, and

–
the evaluation of the methodology used to develop the resulting qualitative loss factors and the effect of those factors on the ALLL compared with both internal and external credit factors and consistency with credit trends.

We evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s allowance for loan and lease losses.

/s/ KPMG LLP
We have served as the auditor for the Company or its predecessors since 1982.
Irvine, California
February 27, 2020

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$172,585	$175,830
Interest-earning deposits in financial institutions	465,039	209,937
Total cash and cash equivalents	637,624	385,767
Securities available-for-sale, at fair value	3,797,187	4,009,431
Federal Home Loan Bank stock, at cost	40,924	32,103
Total investment securities	3,838,111	4,041,534
Gross loans and leases held for investment	18,910,740	18,026,365
Deferred fees, net	(63,868)	(68,652)
Allowance for loan and lease losses	(138,785)	(132,472)
Total loans and leases held for investment, net	18,708,087	17,825,241
Equipment leased to others under operating leases	324,084	292,677
Premises and equipment, net	38,585	34,661
Foreclosed assets, net	440	5,299
Goodwill	2,548,670	2,548,670
Core deposit and customer relationship intangibles, net	38,394	57,120
Other assets	636,811	540,385
Total assets	$26,770,806	$25,731,354

LIABILITIES:
Noninterest-bearing deposits	$7,243,298	$7,888,915
Interest-bearing deposits	11,989,738	10,981,586
Total deposits	19,233,036	18,870,501
Borrowings	1,759,008	1,371,114
Subordinated debentures	458,209	453,846
Accrued interest payable and other liabilities	365,856	210,305
Total liabilities	21,816,109	20,905,766

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at December 31, 2019 and 2018;
121,890,008 and 125,079,705 shares issued, respectively, includes 1,513,197 and 1,344,656
shares of unvested restricted stock, respectively)	1,219	1,251
Additional paid-in capital	3,306,006	3,722,723
Retained earnings	1,652,248	1,182,674
Treasury stock, at cost (2,108,403 and 1,889,872 shares at December 31, 2019 and 2018)	(83,434)	(74,985)
Accumulated other comprehensive income (loss), net	78,658	(6,075)
Total stockholders' equity	4,954,697	4,825,588
Total liabilities and stockholders' equity	$26,770,806	$25,731,354

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$1,097,845	$1,047,969	$952,771
Investment securities	115,569	111,619	98,202
Deposits in financial institutions	6,479	2,082	1,543
Total interest income	1,219,893	1,161,670	1,052,516
Interest expense:
Deposits	148,460	80,140	45,694
Borrowings	26,961	11,985	3,638
Subordinated debentures	29,843	28,631	23,613
Total interest expense	205,264	120,756	72,945
Net interest income	1,014,629	1,040,914	979,571
Provision for credit losses	22,000	45,000	57,752
Net interest income after provision for credit losses	992,629	995,914	921,819
Noninterest income:
Other commissions and fees	43,623	45,543	41,422
Leased equipment income	38,727	37,881	37,700
Service charges on deposit accounts	14,637	16,509	15,307
Gain on sale of loans and leases	1,114	4,675	6,197
Gain (loss) on sale of securities	25,445	8,176	(541)
Other income	19,016	35,851	28,488
Total noninterest income	142,562	148,635	128,573
Noninterest expense:
Compensation	285,862	282,568	266,567
Occupancy	57,407	53,223	48,863
Data processing	27,556	27,225	26,575
Leased equipment depreciation	24,016	21,371	20,767
Intangible asset amortization	18,726	22,506	14,240
Other professional services	17,803	21,952	17,353
Insurance and assessments	16,404	20,705	19,733
Customer related expense	13,839	10,353	8,297
Loan expense	12,931	10,569	13,832
Acquisition, integration and reorganization costs	349	1,770	19,735
Foreclosed assets (income) expense, net	(3,555)	(751)	1,702
Other expense	30,913	39,741	37,997
Total noninterest expense	502,251	511,232	495,661
Earnings before income taxes	632,940	633,317	554,731
Income tax expense	164,304	167,978	196,913
Net earnings	$468,636	$465,339	$357,818

Earnings per share:
Basic	$3.90	$3.72	$2.91
Diluted	$3.90	$3.72	$2.91
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net earnings	$468,636	$465,339	$357,818
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities available-for-sale
arising during the year	143,019	(52,559)	42,190
Income tax (expense) benefit related to net unrealized holding gains
(losses) arising during the year	(40,058)	15,015	(17,481)
Unrealized net holding gains (losses) on securities available-for-sale,
net of tax	102,961	(37,544)	24,709
Reclassification adjustment for net (gains) losses included in net earnings (1)	(25,445)	(8,176)	541
Income tax expense (benefit) related to reclassification adjustment	7,217	2,338	(61)
Reclassification adjustment for net (gains) losses included in
net earnings, net of tax	(18,228)	(5,838)	480
Other comprehensive income (loss), net of tax	84,733	(43,382)	25,189
Comprehensive income	$553,369	$421,957	$383,007
__________________________________

(1)	Entire amount recognized in "Gain (loss) on sale of securities" on the Consolidated Statements of Earnings.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Dollars in thousands)
Balance, December 31, 2016	121,283,669	$1,228	$4,162,132	$366,073	$(56,360)	$5,982	$4,479,055
Cumulative effect of change in
accounting principle (1)	—	—	711	(420)	—	—	291
Net earnings	—	—	—	357,818	—	—	357,818
Other comprehensive income	—	—	—	—	—	25,189	25,189
Issuance of common stock for
acquisition of CU Bancorp	9,298,451	93	446,140	—	—	—	446,233
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	470,855	5	25,563	—	—	—	25,568
Restricted stock surrendered	(188,870)				(9,476)		(9,476)
Common stock repurchased under
Stock Repurchase Program	(2,081,227)	(21)	(99,656)	—	—	—	(99,677)
Cash dividends paid:
Common stock, $2.00/share	—	—	(247,403)	—	—	—	(247,403)
Balance, December 31, 2017	128,782,878	1,305	4,287,487	723,471	(65,836)	31,171	4,977,598
Cumulative effect of changes in
accounting principles (2)	—	—	—	(6,136)	—	6,136	—
Net earnings	—	—	—	465,339	—	—	465,339
Other comprehensive loss	—	—	—	—	—	(43,382)	(43,382)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	437,831	4	29,764	—	—	—	29,768
Restricted stock surrendered	(181,642)	—	—	—	(9,149)	—	(9,149)
Common stock repurchased under
Stock Repurchase Program	(5,849,234)	(58)	(306,335)	—	—	—	(306,393)
Cash dividends paid:
Common stock, $2.30/share	—	—	(288,193)	—	—	—	(288,193)
Balance, December 31, 2018	123,189,833	1,251	3,722,723	1,182,674	(74,985)	(6,075)	4,825,588
Cumulative effect of change in
accounting principle (3)	—	—	—	938	—	—	938
Net earnings	—	—	—	468,636	—	—	468,636
Other comprehensive income	—	—	—	—	—	84,733	84,733
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	798,248	8	26,807	—	—	—	26,815
Restricted stock surrendered	(218,531)	—	—	—	(8,449)	—	(8,449)
Common stock repurchased under
Stock Repurchase Program	(3,987,945)	(40)	(154,476)	—	—	—	(154,516)
Cash dividends paid:
Common stock, $2.40/share	—	—	(289,048)	—	—	—	(289,048)
Balance, December 31, 2019	119,781,605	$1,219	$3,306,006	$1,652,248	$(83,434)	$78,658	$4,954,697
________________________

(1)	Impact due to adoption on January 1, 2017 of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."

(2)
Impact due to adoption on January 1, 2018 of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."

(3)	Impact due to adoption on January 1, 2019 of ASU 2016-02, "Leases (Topic 842)," and the related amendments.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings	$468,636	$465,339	$357,818
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,115	35,168	32,029
Amortization of net premiums on securities available-for-sale	13,962	23,938	41,450
Amortization of intangible assets	18,726	22,506	14,240
Amortization of operating lease ROU assets	29,393	—	—
Provision for credit losses	22,000	45,000	57,752
Gain on sale of foreclosed assets, net	(3,689)	(609)	(871)
Provision for losses on foreclosed assets	78	74	2,138
Gain on sale of loans and leases, net	(1,114)	(4,675)	(6,197)
Loss (gain) on sale of premises and equipment	599	(20)	(386)
(Gain) loss on sale of securities, net	(25,445)	(8,176)	541
Gain on BOLI death benefits	—	(1,338)	(1,050)
Unrealized gain on derivatives and foreign currencies, net	(228)	(325)	(429)
Earned stock compensation	26,815	29,768	25,568
Decrease (increase) in deferred income taxes, net	14,714	(136)	76,860
Decrease (increase) in other assets	15,547	25,117	(118,477)
(Decrease) increase in accrued interest payable and other liabilities	(36,449)	(23,604)	2,982
Net cash provided by operating activities	582,660	608,027	483,968

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	—	—	160,318
Net increase in loans and leases	(1,005,478)	(1,209,986)	(1,303,752)
Proceeds from sales of loans and leases	102,573	646,587	1,322,456
Proceeds from maturities and paydowns of securities available-for-sale	325,863	290,177	435,925
Proceeds from sales of securities available-for-sale	1,584,860	571,800	759,300
Purchases of securities available-for-sale	(1,569,421)	(1,180,545)	(1,298,105)
Net (purchases) redemptions of Federal Home Loan Bank stock	(8,821)	(11,313)	12,982
Proceeds from sales of foreclosed assets	8,590	13,479	12,345
Purchases of premises and equipment, net	(15,104)	(12,385)	(7,919)
Proceeds from sales of premises and equipment	73	57	10,309
Proceeds from BOLI death benefits	555	3,546	2,478
Net increase in equipment leased to others under operating leases	(54,996)	(28,610)	(73,596)
Net cash (used in) provided by investing activities	(631,306)	(917,193)	32,741

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(643,530)	(615,263)	343,663
Net increase (decrease) in interest-bearing deposits	1,008,152	624,094	(63,700)
Net increase (decrease) in borrowings	387,894	903,772	(461,349)
Net decrease in subordinated debentures	—	(12,372)	—
Common stock repurchased and restricted stock surrendered	(162,965)	(315,542)	(109,153)
Cash dividends paid, net	(289,048)	(288,193)	(247,403)
Net cash provided by (used in) financing activities	300,503	296,496	(537,942)
Net increase (decrease) in cash and cash equivalents	251,857	(12,670)	(21,233)
Cash and cash equivalents, beginning of year	385,767	398,437	419,670
Cash and cash equivalents, end of year	$637,624	$385,767	$398,437

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$200,463	$119,042	$69,477
Cash paid for income taxes	123,533	98,575	208,066
Loans transferred to foreclosed assets	120	16,914	580
Transfers from loans held for investment to loans held for sale	25,124	—	481,100
Common stock issued in acquisitions	—	—	446,233

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country through its Community Banking, National Lending and Venture Banking groups. Community Banking provides real estate loans, commercial loans, and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. National Lending provides asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. Venture Banking offers loans and a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
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
(a) Accounting Standards Adopted in 2019
Effective January 1, 2019, the Company adopted ASU 2016-02, "Leases (Topic 842)," and the related amendments to this new standard issued in 2018. ASU 2016-02 supersedes ASC Topic 840, “Leases,” and is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
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
The standard had a more significant impact on our consolidated balance sheet than our consolidated statement of earnings. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for leases as a lessor remained substantially unchanged. The ROU asset is included within "Other assets," while the ROU liability is included within "Accrued interest payable and other liabilities." See Note 9. Other Assets and Note 10. Leases for further details.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Effective January 1, 2019, the Company early-adopted and removed or modified disclosures as permitted by ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurements,” but deferred adoption of the additional disclosures until the effective date of January 1, 2020 as permitted in the transition guidance in ASU 2018-13.
Effective January 1, 2019, the Company early-adopted ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FASB Emerging Issues Task Force)," which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The Company opted to apply ASU 2018-15 prospectively. The primary effect of the provisions is to capitalize eligible implementation costs during the application development phase and to amortize those costs over the life of the agreement. There was no impact to our consolidated financial statements from the adoption of this new standard.
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
(d) Reclassifications
Certain prior period amounts have been reclassified to conform to the current period's presentation format. On the consolidated balance sheets, the "Other assets" category includes "Deferred tax assets," which was previously reported as a separate category. On the consolidated statements of earnings, a new line is presented for "Customer related expense," as that category exceeded the disclosure materiality threshold in 2019, which previously had been included as part of "Other expense." Prior to January 1, 2018, our credit quality disclosures were only for Non-PCI loans and leases. As our gross PCI loan portfolio reduced to less than 0.4% of total loans and leases as of the end of 2017, beginning in 2018 the credit quality disclosures reflect our entire loan and lease portfolio. Accordingly, for the credit quality tables in Note 5. Loans and Leases, amounts related to 2019 and 2018 are for total loans and leases, while amounts related to 2017 are for Non-PCI loans and leases.

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
(f) Investment Securities
We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held‑to‑maturity and stated at amortized cost. We do not classify any securities as held-to-maturity. Securities to be held for indefinite periods of time, but not necessarily to be held‑to‑maturity or on a long‑term basis, are classified as available‑for‑sale and carried at estimated fair value, with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of applicable income taxes. Securities available‑for‑sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, and other related factors. Securities are individually evaluated for appropriate classification when acquired. As a result, similar types of securities may be classified differently depending on factors existing at the time of purchase.
The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Premiums on callable securities are amortized to the earliest call date. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. Such gains or losses are included in "Gain (loss) on sale of securities" on the consolidated statements of earnings. Declines in the fair value of debt securities classified as available-for-sale are reviewed to determine whether the impairment is other-than-temporary. This review considers a number of factors, including the severity of the decline in fair value, current market conditions, historical performance of the security, risk ratings, and the length of time the security has been in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, then an other-than-temporary impairment is considered to have occurred. The cost basis of the security is written down to its estimated fair value and the amount of the write‑down is recognized through a charge to earnings.
Investments in FHLB stock are carried at cost and evaluated regularly for impairment. FHLB stock is expected to be redeemed at par and is a required investment based on measurements of the Bank’s assets and/or borrowing levels.
Our accounting policy for investment securities applied to both debt and equity securities in prior periods. Effective January 1, 2018, upon the adoption of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," our accounting policy for investment securities applies only to debt securities. Our accounting policy for equity investments is described below.
(g) Equity Investments
Investments in common or preferred stock that are not publicly traded and certain investments in limited partnerships are considered equity investments that do not have a readily determinable fair value. If we have the ability to significantly influence the operating and financial policies of the investee, the investment is accounted for pursuant to the equity method of accounting. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or similarly structured entity. Our equity investment carrying values are included in other assets and our share of earnings and losses in equity method investees is included in "Noninterest income - other" on the consolidated statements of earnings. Prior to January 1, 2018 and the adoption of ASU 2016-01, if we did not have significant influence over the investee, the cost method was used to account for the equity interest.

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
(h) Loans and Leases
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
Purchased credit impaired loans. Purchased credit impaired loans are referred to as PCI loans and are accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that collection of all contractually required payments is unlikely. We apply PCI loan accounting when we acquire loans deemed to be impaired, and as a general policy election when we acquire a portfolio of loans in a distressed bank acquisition. As our gross PCI loan portfolio represented less than 0.4% of total loans as of the end of 2017, beginning in 2018 the PCI loans were accounted for as Non-PCI loans as the balance continued to decline and no purchases of credit impaired loans have occurred.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Leases to customers. We provide equipment financing to our customers primarily with direct financing and operating leases. For direct financing leases, lease receivables are recorded on the balance sheet but the leased property is not, although we generally retain legal title to the leased property until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discount or premium on acquired leases is recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off. Direct financing leases are subject to our accounting for allowance for loans and leases.
We provide equipment financing through operating leases where we facilitate the purchase of equipment leased to customers. The equipment is shown on our consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest income" in the consolidated statements of earnings.
Loans and leases held for sale. As part of our management of the loans and leases held in our portfolio, on occasion we will transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan and lease loss is charged off and the carrying value of the loan is adjusted to the lower of cost or estimated fair value. The unamortized balance of net deferred fees and costs associated with loans held for sale is not accreted or amortized to interest income until the related loans are sold. Gains or losses on the sale of these loans are recorded as "Noninterest income" in the consolidated statements of earnings.
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
Impaired loans and leases. A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. Impaired loans and leases include loans and leases on nonaccrual status and performing troubled debt restructured loans. Income from impaired loans is recognized on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectable. We measure impairment of a loan or lease by using the estimated fair value of the collateral, less estimated costs to sell and other applicable costs, if the loan or lease is collateral‑dependent and the present value of the expected future cash flows discounted at the loan’s or lease’s effective interest rate if the loan or lease is not collateral‑dependent. The impairment amount on a collateral‑dependent loan or lease is charged‑off, and the impairment amount on a loan that is not collateral‑dependent is generally recorded as a specific reserve within our allowance for loan and lease losses.

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
(i) Allowance for Credit Losses on Loans and Leases Held for Investment
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the acquisition date.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our allowance methodology for the general reserve component includes both quantitative and qualitative loss factors which are applied to our population of unimpaired loans and leases to estimate our general reserves. The quantitative loss factors determination is based on a probability of default/loss given default ("PD/LGD") methodology which considers the likelihood of loans defaulting based on the historical degree that similar loans defaulted and the degree of credit losses based on the historical average degree of loss experienced for these similar loans and leases pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings have higher quantitative loss factors. The qualitative loss factors consider, among other things, current economic trends and forecasts, current collateral values and performance trends, credit performance trends, and the loan portfolio's current composition.
The quantitative estimation of the allowance for credit losses at December 31, 2019 considered actual historical loan and lease charge-off experience over a 44-quarter look-back period starting with the first quarter of 2009. This look-back period is inclusive of the average timeframe over which charge-offs typically occur following loan or lease origination and allows for the capture of sufficient loss observations that are relevant to the current portfolio. When estimating the general reserve component for the various pools of similar loan types, the loss factors applied to the loan pools consider the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings. We recognize that the determination of the allowance for credit losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time.
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
(l) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. Any interest or penalties assessed by the taxing authorities is classified in the financial statements as income tax expense. Deferred tax assets and liabilities of the same jurisdiction, net of valuation allowances, are grouped together and reported net on the consolidated balance sheets.
On a periodic basis, the Company evaluates its deferred tax assets to assess whether they are expected to be realized in the future. This determination is based on currently available facts and circumstances, including our current and projected future tax positions, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. To the extent our deferred tax assets are not considered more likely than not to be realized, we are required to record a valuation allowance on our deferred tax assets by charging earnings. The Company also evaluates existing valuation allowances periodically to determine if sufficient evidence exists to support an increase or reduction in the allowance.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(m) Goodwill and Other Intangible Assets
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
(n) Operating Leases
As of December 31, 2019, the Company only had operating leases related to our leased facilities. The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease right-of-use ("ROU") assets and operating lease liabilities on the Company's consolidated balance sheets. The Company made a policy election to apply the short-term lease exemption to any operating leases with an original term of less than 12 months, therefore no ROU asset or lease liability is recorded for these operating leases. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of lease payments. ROU assets initially equal the lease liability, adjusted for any prepaid lease payments and initial direct costs incurred less any lease incentives received.
Certain of the Company's lease agreements include rental payments that adjust periodically based on changes in the CPI. We initially measure the present value of the lease payments using the index at the lease commencement date. Subsequent increases in the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. The ROU assets and lease liabilities are not re-measured as a result of changes in the CPI. The Company's lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised. Rent expense for lease payments is recognized on a straight-line basis over the lease term and is included in "Occupancy expense" on the Company's consolidated statements of earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company uses the long-lived assets impairment guidance under ASC Topic 360-10-35, "Property, Plant and Equipment," to determine whether an ROU asset is impaired, and if impaired, the amount of loss to recognize. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These could include vacating the leased space, obsolescence, or physical damage to a facility. Under ASC Topic 842, "Leases," if an impairment loss is recognized for a ROU asset, the adjusted carrying amount of the ROU asset would be its new accounting basis. The remaining ROU asset (after the impairment write-down) is amortized on a straight-line basis over the remaining lease term.
(o) Stock-Based Compensation
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
Unvested TRSAs participate with common stock in any dividends declared and paid. Dividends are paid on unvested TRSAs and are charged to equity and the related tax impact is recorded to income tax expense. Dividends paid on forfeited TRSAs are charged to compensation expense. Unvested PRSUs participate with common stock in any dividends declared, but are only paid on the shares which ultimately vest, if any, at the end of the three-year performance period. At the time of vesting, the vested shares are entitled to receive cumulative dividends declared and paid during the three-year performance period. Such dividends are accrued during the three-year performance period at the estimated level of shares to be received by the award holder.
(p) Derivative Instruments
Our derivative contracts primarily manage the foreign currency risk associated with certain assets and liabilities. As of December 31, 2019, all of our derivatives were held for risk management purposes and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These derivatives provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received on assets and liabilities denominated in foreign currencies as the result of changes to exchange rates. Our derivatives are carried at fair value and recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in "Noninterest income - other" in the consolidated statements of earnings. At December 31, 2019, our derivative contracts had a notional value of $91.1 million.
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
(t) Business Segments
We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent. As of December 31, 2019 and since December 31, 2015, we operated as one reportable segment. The factors considered in making this determination include the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the discrete financial information reviewed by our key decision makers. Through our network of banking offices nationwide, our entire operations provide relationship-based banking products, services and solutions for small to mid-sized companies, entrepreneurial and venture-backed businesses, venture capital and private equity investors, real estate investors, professionals and other individuals. Our products and services include commercial real estate, multi-family, commercial business, construction and land, consumer and government-guaranteed small business loans, business and personal deposit products, and treasury cash management services.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(u) Recently Issued Accounting Standards

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,"
ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,”
ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," and ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses"

This Update changes the accounting and recognition of credit losses and impairment of financial assets recorded at amortized cost. Under the CECL model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. The forward-looking concept of CECL requires loss estimates for the remaining estimated life of the financial assets using historical experience, current conditions and reasonable and supportable forecasts. The Update modifies the other-than-temporary impairment (OTTI) model for AFS debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit improvements in future periods.
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
January 1, 2020
The Company established a multidisciplinary project team in 2016 to work on the implementation of CECL. During this implementation project, we developed a detailed implementation plan, selected a new software solution, reached accounting decisions on various matters, developed econometric models for our reasonable and supportable ("R&S") forecast period, selected key assumptions used in the economic regression models of Real GDP, unemployment rates, CRE Price Index and BBB spreads, developed a prepayment model and framework based on our historical prepayment experience, completed the validation of new models, redesigned our qualitative framework, and conducted five preliminary calculations during 2019. Key decisions made in our planned approach under CECL include the use of a probability of default/loss given default methodology, the use of a single scenario based on the Moody's consensus forecast for our economic forecast over the R&S period, an R&S forecast period of four quarters, a post R&S reversion period of two quarters using a straight-line approach, and a historical loss period of at least 40 quarters among other decisions. As part of performing our preliminary calculations, we performed sensitivity analyses and other steps to assess modeling assumptions and results, while also updating our disclosures, internal controls, policies, and procedures. We adopted this new standard on January 1, 2020 and, using our December 31, 2019 loan and lease balances and other information, calculated the day one impact and transition adjustment to be an increase in our allowance for credit losses of approximately $7.3 million, or 4.2%. The day one impact is a decrease to retained earnings of $5.3 million, net of tax, or a decrease of approximately two basis points to our capital ratios. The impact reflects our loan composition, which is primarily a short-duration commercial portfolio. The calculation of the allowance for credit losses under CECL is sensitive and highly dependent on loan composition, model methodologies, the macroeconomic conditions, economic forecasts, model assumptions, and other decisions and judgments made by management. We expect the provisions for credit losses to be susceptible to more volatility post-adoption due to these same factors and influenced by the volume of new loan originations, loan payoffs, and the seasoning of the loan portfolio.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

January 1, 2020; except for Topic C - January 1, 2019
Impacts from the adoption of Topics A, B, and E within this Update have been considered in the Company's overall CECL implementation and we adopted concurrent with the adoption of ASU 2016-13. The adoption of Topic D within this Update did not have a material impact on the Company's consolidated financial position or results of operations upon adoption on January 1, 2020. Topic C within this Update is not applicable to us and therefore had no impact on the Company's consolidated financial position or results of operations.

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
		January 1, 2020	The Company adopted this standard on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurements”
This Update modified the disclosure requirements in ASC Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in ASC Topic 820 are also removed or modified. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis and early adoption is permitted.
January 1, 2020
The Company has early adopted those provisions of the standard that permitted the removal or modification of certain disclosures effective January 1, 2019 but deferred adoption of the additional new disclosures until January 1, 2020. The adoption of this guidance will modify disclosures in 2020 but will not have an impact on the Company’s consolidated financial position or results of operations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”
This Update does the following, among other things: (1) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date; (2) specifies that an entity is not required to allocate the consolidated amount of current and deferred income tax expense to a legal entity that is not subject to income tax in its separate financial statements; and (3) requires that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.
		January 1, 2021	The Company has not yet determined the impact of this standard on its consolidated financial position and results of operations.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2020-1 “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): "Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815”

This Update clarifies, among other things, that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting for purposes of the measurement alternative under ASC Topic 321 immediately before applying, or on discontinuing, the equity method of accounting under ASC Topic 323. Under the ASC Topic 321 measurement alternative, equity investments without readily determinable fair values are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
		January 1, 2021	The Company has not yet determined the impact of this standard on its consolidated financial position and results of operations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2020-02 “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842): "Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)"

This Update adds an SEC paragraph to ASC Subtopic 326-20, "Financial Instruments - Credit Losses - Measured at Amortized Cost," pursuant to the issuance of SEC Staff Accounting Bulletin ("SAB") No. 119. The topic of SAB 119 is "Accounting for Loan Losses by Registrants Engaged in Lending Activities Subject to FASB ASC Topic 326." This Update also adds a note to an SEC paragraph in ASC Subtopic 842-10, "Leases - Overall." The note relates to effective date information related to certain public business entities for ASU 2016-02, "Leases (Topic 842)."
		January 1, 2020	The Company adopted this standard on January 1, 2020 and it did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the years ended December 31, 2019 and 2018 were $131.0 million and $77.0 million. As of December 31, 2019 and 2018, we pledged cash collateral for our derivative contracts of $3.2 million and $2.6 million.

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
Notes to Consolidated Financial Statements

NOTE 4.  INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	December 31,
	2019				2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential CMOs	$1,112,573	$24,403	$(579)	$1,136,397	$634,774	$3,448	$(5,372)	$632,850
Agency commercial MBS	1,083,182	25,579	(537)	1,108,224	1,133,846	383	(21,525)	1,112,704
Municipal securities	691,647	43,851	(339)	735,159	1,298,514	21,000	(7,320)	1,312,194
Agency residential MBS	294,606	10,593	(1)	305,198	281,486	1,902	(2,300)	281,088
Asset-backed securities	216,133	320	(1,670)	214,783	81,762	104	(481)	81,385
Collateralized loan obligations	124,134	25	(403)	123,756	—	—	—	—
Private label residential CMOs	96,066	3,430	(13)	99,483	101,313	1,985	(2,093)	101,205
SBA securities	47,765	506	(13)	48,258	68,158	—	(1,111)	67,047
Corporate debt securities	17,000	3,748	—	20,748	17,000	553	—	17,553
U.S. Treasury securities	4,985	196	—	5,181	401,056	2,437	(88)	403,405
Total	$3,688,091	$112,651	$(3,555)	$3,797,187	$4,017,909	$31,812	$(40,290)	$4,009,431

See Note 14. Fair Value Measurements for information on fair value measurements and methodology.
As of December 31, 2019, securities available‑for‑sale with a fair value of $486.2 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains (losses) for the years indicated:

	Year Ended December 31,
Sales of Securities Available-for-Sale	2019	2018	2017
	(In thousands)
Amortized cost of securities sold (1)	$1,559,415	$563,625	$759,841

Gross realized gains	$29,584	$9,225	$3,295
Gross realized losses	(4,139)	(1,049)	(3,836)
Net realized gains (losses)	$25,445	$8,176	$(541)

_______________________________-

(1)
The securities sold in 2017 included $404.5 million of the $447.0 million of securities obtained in the CUB acquisition that were sold for no gain or loss as they were marked to fair value at the time of acquisition.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, as of the dates indicated:

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential CMOs	$180,071	$(572)	$1,456	$(7)	$181,527	$(579)
Agency commercial MBS	214,862	(537)	—	—	214,862	(537)
Municipal securities	38,667	(339)	—	—	38,667	(339)
Agency residential MBS	—	—	186	(1)	186	(1)
Asset-backed securities	165,575	(1,670)	—	—	165,575	(1,670)
Collateralized loan obligations	102,469	(403)	—	—	102,469	(403)
Private label residential CMOs	9,872	(11)	114	(2)	9,986	(13)
SBA securities	4,565	(13)	—	—	4,565	(13)
Total	$716,081	$(3,545)	$1,756	$(10)	$717,837	$(3,555)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential CMOs	$69,859	$(326)	$164,097	$(5,046)	$233,956	$(5,372)
Agency commercial MBS	40,641	(341)	1,020,684	(21,184)	1,061,325	(21,525)
Municipal securities	52,386	(238)	284,915	(7,082)	337,301	(7,320)
Agency residential MBS	60,164	(169)	85,245	(2,131)	145,409	(2,300)
Asset-backed securities	11,548	(38)	35,859	(443)	47,407	(481)
Private label residential CMOs	32,170	(831)	49,237	(1,262)	81,407	(2,093)
SBA securities	249	(1)	66,798	(1,110)	67,047	(1,111)
U.S. Treasury securities	49,729	(88)	—	—	49,729	(88)
Total	$316,746	$(2,032)	$1,706,835	$(38,258)	$2,023,581	$(40,290)

We reviewed the securities that were in an unrealized loss position at December 31, 2019 and 2018, and concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the consolidated statements of earnings. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any temporarily impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any temporarily impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated.

	December 31, 2019
	Amortized	Fair
Maturity	Cost	Value
	(In thousands)
Due in one year or less	$7,870	$7,897
Due after one year through five years	278,393	283,059
Due after five years through ten years	988,421	1,013,054
Due after ten years	2,413,407	2,493,177
Total securities available-for-sale	$3,688,091	$3,797,187

Mortgage-backed securities have contractual maturity dates that reflect the scheduled amortization terms of underlying loan collateral. Actual principal collections on mortgage-backed securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
FHLB Stock
In connection with outstanding FHLB advances, the Bank owned FHLB stock carried at cost of $40.9 million and $32.1 million at December 31, 2019 and 2018. At December 31, 2019 and 2018, the Bank was required to own FHLB stock equal to a percentage of outstanding FHLB advances. During the year ended December 31, 2019, FHLB stock increased by $8.8 million due to $159.0 million in purchases, offset partially by $150.1 million in redemptions. We evaluated the carrying value of our FHLB stock investment at December 31, 2019 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Taxable interest	$85,968	$68,504	$52,981
Non-taxable interest	27,955	41,376	43,355
Dividend income	1,646	1,739	1,866
Total interest income on investment securities	$115,569	$111,619	$98,202

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5.  LOANS AND LEASES
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	December 31,
	2019	2018
	(In thousands)
Real estate mortgage	$7,982,383	$7,933,859
Real estate construction and land	2,773,209	2,262,710
Commercial	7,714,358	7,428,500
Consumer	440,790	401,296
Total gross loans and leases held for investment	18,910,740	18,026,365
Deferred fees, net	(63,868)	(68,652)
Total loans and leases held for investment, net of deferred fees	18,846,872	17,957,713
Allowance for loan and lease losses	(138,785)	(132,472)
Total loans and leases held for investment, net	$18,708,087	$17,825,241

The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31, 2019
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$2,448	$5,919	$8,367	$4,194,320	$4,202,687
Income producing and other residential	2,105	802	2,907	3,767,153	3,770,060
Total real estate mortgage	4,553	6,721	11,274	7,961,473	7,972,747
Real estate construction and land:
Commercial	—	—	—	1,082,368	1,082,368
Residential	1,429	—	1,429	1,654,005	1,655,434
Total real estate construction and land	1,429	—	1,429	2,736,373	2,737,802
Commercial:
Asset-based	19	—	19	3,748,388	3,748,407
Venture capital	—	—	—	2,179,422	2,179,422
Other commercial	2,781	4,164	6,945	1,760,722	1,767,667
Total commercial	2,800	4,164	6,964	7,688,532	7,695,496
Consumer	1,006	200	1,206	439,621	440,827
Total	$9,788	$11,085	$20,873	$18,825,999	$18,846,872

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2018
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,487	$7,541	$11,028	$4,813,270	$4,824,298
Income producing and other residential	1,557	476	2,033	3,091,810	3,093,843
Total real estate mortgage	5,044	8,017	13,061	7,905,080	7,918,141
Real estate construction and land:
Commercial	—	442	442	912,141	912,583
Residential	1,527	—	1,527	1,319,546	1,321,073
Total real estate construction and land	1,527	442	1,969	2,231,687	2,233,656
Commercial:
Asset-based	47	646	693	3,304,728	3,305,421
Venture capital	4,705	—	4,705	2,034,043	2,038,748
Other commercial	5,181	1,285	6,466	2,053,960	2,060,426
Total commercial	9,933	1,931	11,864	7,392,731	7,404,595
Consumer	581	333	914	400,407	401,321
Total	$17,085	$10,723	$27,808	$17,929,905	$17,957,713

The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31,
	2019			2018
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$18,346	$4,184,341	$4,202,687	$15,321	$4,808,977	$4,824,298
Income producing and other residential	2,478	3,767,582	3,770,060	2,524	3,091,319	3,093,843
Total real estate mortgage	20,824	7,951,923	7,972,747	17,845	7,900,296	7,918,141
Real estate construction and land:
Commercial	364	1,082,004	1,082,368	442	912,141	912,583
Residential	—	1,655,434	1,655,434	—	1,321,073	1,321,073
Total real estate construction and land	364	2,737,438	2,737,802	442	2,233,214	2,233,656
Commercial:
Asset-based	30,162	3,718,245	3,748,407	32,324	3,273,097	3,305,421
Venture capital	12,916	2,166,506	2,179,422	20,299	2,018,449	2,038,748
Other commercial	27,594	1,740,073	1,767,667	7,380	2,053,046	2,060,426
Total commercial	70,672	7,624,824	7,695,496	60,003	7,344,592	7,404,595
Consumer	493	440,334	440,827	1,043	400,278	401,321
Total	$92,353	$18,754,519	$18,846,872	$79,333	$17,878,380	$17,957,713

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

It is our policy to discontinue accruing interest when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. Interest income on nonaccrual loans is recognized only to the extent cash is received and the principal balance of the loan is deemed collectable. The amount of interest income that would have been recorded on nonaccrual loans and leases at December 31, 2019 and 2018 had such loans and leases been current in accordance with their original terms was $8.1 million and $9.3 million for 2019 and 2018.
At December 31, 2019, nonaccrual loans and leases included $11.1 million of loans and leases 90 or more days past due, $1.2 million of loans 30 to 89 days past due and $80.0 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2018, nonaccrual loans and leases included $10.7 million of loans and leases 90 or more days past due, $6.6 million of loans 30 to 89 days past due and $62.0 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of December 31, 2019, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $50.3 million and represented 54% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	December 31, 2019
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$33,535	$30,070	$4,139,082	$4,202,687
Income producing and other residential	8,600	1,711	3,759,749	3,770,060
Total real estate mortgage	42,135	31,781	7,898,831	7,972,747
Real estate construction and land:
Commercial	364	—	1,082,004	1,082,368
Residential	—	1,429	1,654,005	1,655,434
Total real estate construction and land	364	1,429	2,736,009	2,737,802
Commercial:
Asset-based	32,223	38,936	3,677,248	3,748,407
Venture capital	35,316	74,813	2,069,293	2,179,422
Other commercial	65,261	174,785	1,527,621	1,767,667
Total commercial	132,800	288,534	7,274,162	7,695,496
Consumer	613	1,212	439,002	440,827
Total	$175,912	$322,956	$18,348,004	$18,846,872

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2018
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$57,734	$74,785	$4,691,779	$4,824,298
Income producing and other residential	10,521	968	3,082,354	3,093,843
Total real estate mortgage	68,255	75,753	7,774,133	7,918,141
Real estate construction and land:
Commercial	442	7,041	905,100	912,583
Residential	—	1,527	1,319,546	1,321,073
Total real estate construction and land	442	8,568	2,224,646	2,233,656
Commercial:
Asset-based	45,957	48,338	3,211,126	3,305,421
Venture capital	28,731	77,588	1,932,429	2,038,748
Other commercial	92,526	50,136	1,917,764	2,060,426
Total commercial	167,214	176,062	7,061,319	7,404,595
Consumer	1,199	1,015	399,107	401,321
Total	$237,110	$261,398	$17,459,205	$17,957,713

Nonaccrual loans and leases and performing TDRs are considered impaired for reporting purposes. TDRs are a result of rate reductions, term extensions, fee concessions and debt forgiveness or a combination thereof. At December 31, 2019 and 2018, we had unfunded commitments related to TDRs of $1.2 million and $1.3 million.
The following table presents the composition of our impaired loans and leases held for investment, net of deferred fees, by loan portfolio segment as of the dates indicated:

	December 31, 2019			December 31, 2018
			Total			Total
	Nonaccrual		Impaired	Nonaccrual		Impaired
	Loans		Loans	Loans		Loans
	and	Performing	and	and	Performing	and
	Leases	TDRs	Leases	Leases	TDRs	Leases
	(In thousands)
Real estate mortgage	$20,824	$10,165	$30,989	$17,845	$11,484	$29,329
Real estate construction and land	364	1,470	1,834	442	5,420	5,862
Commercial	70,672	550	71,222	60,003	692	60,695
Consumer	493	72	565	1,043	105	1,148
Total	$92,353	$12,257	$104,610	$79,333	$17,701	$97,034

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present information regarding our impaired loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of and for the years indicated:

	December 31,
	2019			2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans and Leases	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$479	$479	$71	$1,736	$1,648	$170
Income producing and other residential	2,002	2,005	160	2,569	2,563	247
Commercial:
Venture capital	7,811	9,106	2,581	11,621	13,255	3,141
Other commercial	14,805	15,191	3,385	473	482	473
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$21,264	$36,247	$—	$17,783	$32,035	$—
Income producing and other residential	7,244	9,442	—	7,241	9,425	—
Real estate construction and land:
Commercial	1,834	1,887	—	5,862	5,870	—
Commercial:
Asset-based	30,162	52,139	—	32,324	38,100	—
Venture capital	5,270	44,468	—	8,678	41,335	—
Other commercial	13,174	32,242	—	7,599	25,740	—
Consumer	565	728	—	1,148	1,470	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$30,989	$48,173	$231	$29,329	$45,671	$417
Real estate construction and land	1,834	1,887	—	5,862	5,870	—
Commercial	71,222	153,146	5,966	60,695	118,912	3,614
Consumer	565	728	—	1,148	1,470	—
Total	$104,610	$203,934	$6,197	$97,034	$171,923	$4,031

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2019		2018		2017 (2)
	Weighted	Interest	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income	Average	Income
Impaired Loans and Leases	Balance (1)	Recognized	Balance (1)	Recognized	Balance (1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$479	$31	$1,736	$72	$15,538	$881
Income producing and other residential	2,001	58	2,199	75	2,787	55
Commercial:
Venture capital	7,008	—	9,449	—	10,228	—
Other commercial	3,710	—	35	—	20,329	60
Consumer	—	—	—	—	100	8
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$16,252	$230	$15,714	$236	$89,554	$2,648
Income producing and other residential	6,898	217	7,191	181	3,842	59
Real estate construction and land:
Commercial	1,834	118	5,460	383	5,690	306
Commercial:
Asset-based	28,829	—	32,324	—	31,388	—
Venture capital	4,735	—	689	—	2,860	—
Other commercial	7,303	75	6,286	98	3,404	84
Consumer	413	5	844	7	20	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$25,630	$536	$26,840	$564	$111,721	$3,643
Real estate construction and land	1,834	118	5,460	383	5,690	306
Commercial	51,585	75	48,783	98	68,209	144
Consumer	413	5	844	7	120	8
Total	$79,462	$734	$81,927	$1,052	$185,740	$4,101
_________________________

(1)	For loans and leases reported as impaired at December 31, 2019, 2018, and 2017, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

(2)	Excludes PCI loans. See Note 1(h). Nature of Operations and Summary of Significant Accounting Policies.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents our troubled debt restructurings of loans held for investment and defaulted troubled debt restructurings of loans held for investment by loan portfolio segment and class for the years indicated:

				Troubled Debt Restructurings
	Troubled Debt Restructurings			That Subsequently Defaulted(1)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number
	of	Recorded	Recorded	of	Recorded
	Loans	Investment	Investment	Loans	Investment(1)
	(Dollars In thousands)
Year Ended December 31, 2019
Real estate mortgage:
Commercial	3	$121	$—	—	$—
Income producing and other residential	9	1,591	1,591	1	254
Commercial:
Asset-based	5	3,082	3,082	—	—
Venture capital	14	19,017	19,155	—	—
Other commercial	20	3,835	3,835	4	154
Total	51	$27,646	$27,663	5	$408
Year Ended December 31, 2018
Real estate mortgage:
Commercial	10	$17,181	$2,604	—	$—
Income producing and other residential	10	3,262	2,203	—	—
Commercial:
Asset-based (2)	4	28,947	33,947	—	—
Venture capital	14	37,416	36,919	—	—
Other commercial	19	14,399	14,027	—	—
Consumer	3	673	673	—	—
Total	60	$101,878	$90,373	—	$—
Year Ended December 31, 2017
Real estate mortgage:
Commercial	5	$2,527	$2,463	—	$—
Income producing and other residential	8	1,328	489	—	—
Real estate construction and land:
Residential	1	362	—	—	—
Commercial:
Asset-based	5	4,219	4,219	—	—
Venture capital	11	29,733	29,733	—	—
Other commercial	19	31,471	22,236	1	1
Consumer	1	97	97	—	—
Total	50	$69,737	$59,237	1	$1

_________________________

(1)
The population of defaulted TDRs for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the year ended December 31, 2019, the population of defaulted TDRs includes only those loans restructured after December 31, 2018. The table excludes defaulted TDRs in those classes for which the recorded investment was zero at the end of the period.

(2)	One commercial asset-based loan with a pre-modification balance of $27.3 million and a post-modification balance of $32.3 million was previously restructured in December 2017.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Leases Receivable
We provide equipment financing to our customers primarily with operating and direct financing leases. For direct financing leases, lease receivables are recorded on the balance sheet but the leased equipment is not, although we generally retain legal title to the leased equipment until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Direct financing leases are subject to our accounting for allowance for loan and lease losses. See Note 10. Leases for information regarding operating leases where we are the lessor.
The following table provides the components of leases receivable income for the period indicated:

Year Ended
December 31, 2019
(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$11,061

The following table presents the components of leases receivable as of the date indicated:

December 31, 2019
(In thousands)
Net investment in sales type and direct financing leases:
Lease payments receivable	$147,729
Unguaranteed residual assets	20,806
Deferred fees and other	655
Aggregate net investment in leases	$169,190

The following table presents maturities of leases receivable as of the date indicated:

December 31, 2019
(In thousands)
Year Ending December 31,
2020	$66,113
2021	51,735
2022	20,562
2023	12,491
2024	8,856
2025 and thereafter	1,015
Total undiscounted cash flows	160,772
Less: Unearned income	(13,043)
Present value of lease payments	$147,729

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the years indicated:

	Year Ended December 31, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and lease losses:
Balance, beginning of year	$46,021	$28,209	$56,360	$1,882	$132,472
Charge-offs	(997)	—	(30,426)	(839)	(32,262)
Recoveries	983	—	14,397	195	15,575
Net charge-offs	(14)	—	(16,029)	(644)	(16,687)
(Negative provision) provision	(1,432)	2,335	21,197	900	23,000
Balance, end of year	$44,575	$30,544	$61,528	$2,138	$138,785

Ending Allowance by
Impairment Methodology:
Individually evaluated for impairment	$231	$—	$5,966	$—	$6,197
Collectively evaluated for impairment	$44,344	$30,544	$55,562	$2,138	$132,588

Ending Loans and Leases by
Impairment Methodology:
Individually evaluated for impairment	$28,038	$1,834	$69,674	$—	$99,546
Collectively evaluated for impairment	7,944,709	2,735,968	7,625,822	440,827	18,747,326
Ending balance	$7,972,747	$2,737,802	$7,695,496	$440,827	$18,846,872

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

______________________________________

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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the years indicated:

	Year Ended December 31, 2019
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year	$132,472	$36,861	$169,333
Charge-offs	(32,262)	—	(32,262)
Recoveries	15,575	—	15,575
Net charge-offs	(16,687)	—	(16,687)
Provision (negative provision)	23,000	(1,000)	22,000
Balance, end of year	$138,785	$35,861	$174,646

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2018
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year (1)	$139,456	$28,635	$168,091
Charge-offs	(59,042)	—	(59,042)
Recoveries	15,284	—	15,284
Net charge-offs	(43,758)	—	(43,758)
Provision	36,774	8,226	45,000
Balance, end of year	$132,472	$36,861	$169,333

_______________________________________

(1)
The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance of the allowance for loan and lease losses for the year ended December 31, 2018.

NOTE 6.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	December 31,
Property Type	2019	2018
	(In thousands)
Commercial real estate	$221	$2,004
Construction and land development	219	219
Multi‑family	—	1,059
Single-family residence	—	953
Total other real estate owned, net	440	4,235
Other foreclosed assets	—	1,064
Total foreclosed assets, net	$440	$5,299

The following table presents the changes in foreclosed assets, net of the valuation allowance, for the years indicated:

	Year Ended December 31,
Foreclosed Assets	2019	2018	2017
	(In thousands)
Balance, beginning of year	$5,299	$1,329	$12,976
Transfers to foreclosed assets from loans	120	16,914	580
Other additions	—	—	1,385
Provision for losses	(78)	(74)	(2,138)
Reductions related to sales	(4,901)	(12,870)	(11,474)
Balance, end of year	$440	$5,299	$1,329

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the changes in the foreclosed assets valuation allowance for the years indicated:

	Year Ended December 31,
Foreclosed Assets Valuation Allowance	2019	2018	2017
	(In thousands)
Balance, beginning of year	$88	$14	$12,696
Provision for losses	78	74	2,138
Reductions related to sales	(79)	—	(14,820)
Balance, end of year	$87	$88	$14

NOTE 7.  PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2019	2018
	(In thousands)
Land	$1,243	$1,243
Buildings	8,399	8,309
Furniture, fixtures and equipment	47,581	45,204
Leasehold improvements	55,335	50,214
Premises and equipment, gross	112,558	104,970
Less: accumulated depreciation and amortization	(73,973)	(70,309)
Premises and equipment, net	$38,585	$34,661

Depreciation and amortization expense was $10.5 million, $9.4 million, and $7.6 million for the years ended December 31, 2019, 2018, and 2017.
NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of our goodwill of $2.5 billion was unchanged for the last three years. We perform our annual goodwill impairment testing in the fourth quarter. We evaluated the carrying value of our goodwill and determined that it was not impaired.
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired. The estimated aggregate amortization expense related to our current intangible assets for each of the next five years is $14.7 million for 2020, $10.8 million for 2021, $7.4 million for 2022, $3.8 million for 2023 and $1.7 million for 2024.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the changes in CDI and CRI and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of year	$119,497	$119,497	$64,187
Addition from the CUB acquisition	—	—	57,500
Fully amortized portion	(1,924)	—	(2,190)
Balance, end of year	117,573	119,497	119,497
Accumulated Amortization:
Balance, beginning of year	(62,377)	(39,871)	(27,821)
Amortization	(18,726)	(22,506)	(14,240)
Fully amortized portion	1,924	—	2,190
Balance, end of year	(79,179)	(62,377)	(39,871)
Net CDI and CRI, end of year	$38,394	$57,120	$79,626

NOTE 9.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	December 31,
Other Assets	2019	2018
	(In thousands)
Cash surrender value of BOLI	$199,029	$194,897
Operating lease ROU assets, net	129,301	—
Interest receivable	81,479	88,754
LIHTC investments	75,149	59,507
CRA investments (1)	65,152	59,062
Taxes receivable	31,591	39,096
Prepaid expenses	17,099	18,006
Equity investments without readily determinable fair values	14,890	14,758
Equity warrants	3,434	4,793
Equity investments with readily determinable fair values	2,998	4,891
Deferred tax asset, net	—	17,489
Other receivables/assets	16,689	39,132
Total other assets	$636,811	$540,385

________________________

(1)	Includes equity investments without readily determinable fair values of $17.8 million and $12.5 million at December 31, 2019 and 2018.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has purchased life insurance policies on certain employees and has also acquired life insurance policies through acquisitions. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value. The increase in the cash surrender value each period and the receipt of death benefit proceeds in excess of the cash surrender value are recorded to "Noninterest income - other."
The increase in the ROU assets, net in 2019 was due to the adoption of ASU 2016-02 effective January 1, 2019. See Note 10. Leases for further details.
The Company makes various investments for CRA investment purposes including, but not limited to, CRA-related loan pool investments, CRA-related equity investments, and investments in LIHTC partnerships. The loan pool and other CRA equity investments primarily consist of investments in partnerships which provide affordable housing and participations in loan pools which provide low-cost loans to low and moderate income applicants.
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
The Company's equity investments without readily determinable fair values include investments in privately held companies and limited partnerships as well as investments in entities from which we issued trust preferred securities. On January 1, 2018, we adopted ASU 2016-01 and ASU 2018-03 which changed the way we account for equity investments without readily determinable fair values previously accounted for using the cost method. Upon adoption, we elected to measure our equity investments without readily determinable fair values using the measurement alternative. Carrying values of these investments are adjusted to fair value upon observable transactions for identical or similar investments of the same issuer. Beginning January 1, 2018, unrealized and realized gains and losses on equity investments without readily determinable fair values are recorded in "Noninterest income - other."
During the year ended December 31, 2019, we recorded impairment of $764,000 in the aggregate on eight of our CRA equity investments without readily determinable fair values. On a cumulative basis since January 1, 2018 and through December 31, 2019, we recorded impairments of $1.0 million and upward adjustments of $286,000 to our equity investments without readily determinable fair values.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10. LEASES
The Company adopted ASU 2016-02, "Leases (Topic 842)," effective January 1, 2019, and applied the guidance to all leases within the scope of ASC Topic 842, "Leases," as of that date. We have adopted the guidance using the optional transition method under ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” and recognized a cumulative effect adjustment to increase retained earnings by $938,000, net of taxes, without restating prior periods and applying the requirements of the new standard prospectively.
We determine if an arrangement is a lease at inception by assessing whether there is an identified asset, and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. ASC Topic 842 also requires a lessee to classify a lease as either finance or operating. As of December 31, 2019, we only had operating leases related to our leased facilities, which consisted of 72 full-service branch offices and 75 other offices.
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
Our leases have remaining terms ranging from one to 27 years. Short-term leases (initial term of less than 12 months) are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten years. The exercise of lease renewal options is at our sole discretion. Some of our leases also include termination options. We have determined that we do not meet the reasonably certain threshold to exercise any renewal or termination options, therefore our lease terms do not reflect any optional periods. We rent or sublease certain office space to third parties. Our subleases consist of operating leases for offices that we have fully or partially vacated.
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
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our consolidated statements of earnings. The following table presents the components of lease expense for the period indicated:

Year Ended
December 31, 2019
(In thousands)
Operating lease expense:
Fixed costs	$33,891
Variable costs	100
Short-term lease costs	926
Sublease income	(4,202)
Net lease expense	$30,715

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents supplemental cash flow information related to leases for the period indicated:

Year Ended
December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,991
ROU assets obtained in exchange for lease obligations:
Operating leases	$175,569

The following table presents supplemental balance sheet and other information related to operating leases as of the date indicated:

December 31, 2019
(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$129,301
Operating lease liabilities	$145,354

Weighted average remaining lease term (in years)	6.1
Weighted average discount rate	2.82%

The following table presents the maturities of operating lease liabilities as of the date indicated:

December 31, 2019
(In thousands)
Year Ending December 31,
2020	$32,898
2021	30,657
2022	24,849
2023	22,068
2024	14,885
2025 and thereafter	34,119
Total operating lease liabilities	159,476
Less: Imputed interest	(14,122)
Present value of operating lease liabilities	$145,354

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Prior to the adoption of ASC Topic 842, the Company's operating leases were not recognized on the balance sheet. The following table presents the undiscounted future minimum lease payments under the Company's operating leases as of December 31, 2018:

December 31, 2018
(In thousands)
Year Ending December 31,
2019	$32,845
2020	30,267
2021	26,852
2022	20,862
2023	17,745
2024 and thereafter	29,923
Total	$158,494

Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on our consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the consolidated statements of earnings.
The following table presents the rental payments to be received on operating leases as of the date indicated:

December 31, 2019
(In thousands)
Year Ending December 31,
2020	$41,296
2021	39,292
2022	32,240
2023	25,522
2024	20,912
2025 and thereafter	37,304
Total undiscounted cash flows	$196,566

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11. DEPOSITS
The following table presents the components of interest‑bearing deposits as of the dates indicated:

	December 31,
Deposit Composition	2019	2018
	(In thousands)
Interest checking	$3,818,002	$2,972,357
Money market	5,122,803	5,432,169
Savings	499,591	571,422
Time deposits $250,000 and under	2,065,733	1,593,453
Time deposits over $250,000	483,609	412,185
Total interest-bearing deposits	$11,989,738	$10,981,586

Brokered time deposits totaled $1.2 billion and $729.4 million at December 31, 2019 and 2018. Brokered non-maturity deposits totaled $496.4 million and $518.2 million at December 31, 2019 and 2018.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2019	and Under	$250,000	Total
	(In thousands)
Year of Maturity:
2020	$1,969,362	$461,294	$2,430,656
2021	81,070	20,610	101,680
2022	11,813	1,454	13,267
2023	1,682	—	1,682
2024	1,408	251	1,659
2025	398	—	398
Total	$2,065,733	$483,609	$2,549,342

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	December 31,
	2019		2018
		Weighted		Weighted
		Average		Average
Borrowing Type	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non‑recourse debt	$8	7.50%	$114	7.50%
FHLB secured advances	1,318,000	1.66%	1,040,000	2.56%
FHLB unsecured overnight advance	141,000	1.56%	141,000	2.53%
AFX borrowings	300,000	1.61%	190,000	2.56%
Total borrowings	$1,759,008	1.64%	$1,371,114	2.56%

The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of December 31, 2019, this debt had a weighted average remaining maturity of 0.2 years.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured borrowing capacity with the FHLB of $4.2 billion as of December 31, 2019, collateralized by a blanket lien on $5.9 billion of qualifying loans. As of December 31, 2019, the balance outstanding was a $1.3 billion overnight advance. As of December 31, 2018, the balance outstanding was a $1.0 billion overnight advance.
FRBSF Secured Line of Credit. The Bank had secured borrowing capacity with the FRBSF of $2.0 billion as of December 31, 2019, collateralized by liens on $2.7 billion of qualifying loans. As of December 31, 2019 and 2018, there were no balances outstanding.
FHLB Unsecured Line of Credit. As of December 31, 2019, the Bank had a $141.0 million unsecured line of credit with the FHLB for the borrowing of overnight funds, of which $141.0 million was outstanding. As of December 31, 2018, the balance outstanding was $141.0 million.
Federal Funds Arrangements with Commercial Banks. As of December 31, 2019, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the borrowing of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of December 31, 2019 and 2018, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2019, the balance outstanding was $300.0 million, which consisted of a $300.0 million overnight borrowing. As of December 31, 2018, there were $190.0 million in overnight borrowings outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	December 31,
	2019		2018		Issue	Maturity	Rate Index
Series	Balance	Rate	Balance	Rate	Date	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	5.00%	$10,310	5.89%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	4.94%	10,310	5.84%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	4.85%	5,155	5.74%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	4.69%	61,856	5.27%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	3.58%	20,619	4.48%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	3.49%	16,495	4.39%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	3.44%	10,310	4.34%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	3.85%	82,475	4.74%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	3.89%	128,866	4.47%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	3.89%	51,545	4.47%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	3.89%	51,550	4.47%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (1)	28,902	1.64%	29,556	1.73%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	3.89%	16,470	4.47%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	3.89%	6,650	4.47%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	3.89%	39,177	4.47%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Gross subordinated debentures	540,690	3.87%	541,344	4.51%
Unamortized discount (2)	(82,481)		(87,498)
Net subordinated debentures	$458,209		$453,846
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	December 31,
	2019	2018
	(In thousands)
Loan commitments to extend credit	$8,183,158	$7,528,248
Standby letters of credit	355,503	364,210
Commitments to contribute capital to low income housing project partnerships,
small business investment companies, and CRA-related loan pools	129,213	101,991
Commitments to contribute capital to private equity funds	50	50
Total	$8,667,924	$7,994,499

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
In addition, we invest in low income housing project partnerships, which provide income tax credits, in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of December 31, 2019 and 2018, we had commitments to contribute capital to these entities totaling $129.2 million and $102.0 million. We also had commitments to contribute up to an additional $50,000 to private equity funds at December 31, 2019 and 2018.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to low income housing project partnerships, small business investment companies, and CRA-related loan pools as of the date indicated:

December 31, 2019
(In thousands)
Year Ending December 31,
2020	$78,106
2021	39,997
2022	4,812
2023	852
2024	503
2025 and thereafter	4,943
Total	$129,213

Legal Matters
In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, and taking into consideration insurance which may be applicable, would not have a material adverse effect on the Company’s financial statements or operations. The range of any reasonably possible liabilities is also not significant.
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

•
Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes agency residential CMOs, agency commercial and residential MBS, municipal securities, collateralized loan obligations, registered publicly rated private label CMOs, corporate debt securities, SBA securities, and asset-backed securitizations.

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	December 31, 2019
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency residential CMOs	$1,136,397	$—	$1,136,397	$—
Agency commercial MBS	1,108,224	—	1,108,224	—
Municipal securities	735,159	—	735,159	—
Agency residential MBS	305,198	—	305,198	—
Asset-backed securities	214,783	—	198,348	16,435
Private label residential CMOs	99,483	—	93,219	6,264
Collateralized loan obligations	123,756	—	123,756	—
SBA securities	48,258	—	48,258	—
Corporate debt securities	20,748	—	20,748	—
U.S. Treasury securities	5,181	5,181	—	—
Total securities available-for-sale	3,797,187	5,181	3,769,307	22,699
Equity warrants	3,434	—	—	3,434
Other derivative assets	1,234	—	1,234	—
Equity investments with readily determinable fair values	2,998	2,998	—	—
Total recurring assets	$3,804,853	$8,179	$3,770,541	$26,133
Derivative liabilities	$755	$—	$755	$—

	Fair Value Measurements as of
	December 31, 2018
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Municipal securities	$1,312,194	$—	$1,312,194	$—
Agency commercial MBS	1,112,704	—	1,112,704	—
Agency residential CMOs	632,850	—	632,850	—
U.S. Treasury securities	403,405	403,405	—	—
Agency residential MBS	281,088	—	281,088	—
Private label residential CMOs	101,205	—	93,917	7,288
Asset-backed securities	81,385	—	41,440	39,945
SBA securities	67,047	—	67,047	—
Corporate debt securities	17,553	—	17,553	—
Total securities available-for-sale	4,009,431	403,405	3,558,793	47,233
Equity warrants	4,793	—	—	4,793
Other derivative assets	3,292	—	3,292	—
Equity investments with readily determinable fair values	4,891	4,891	—	—
Total recurring assets	$4,022,407	$408,296	$3,562,085	$52,026
Derivative liabilities	$142	$—	$142	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended December 31, 2019, there was a $113,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. During the year ended December 31, 2018, there was a $78,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about the quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label residential CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	December 31, 2019
	Private Label Residential CMOs		Asset-Backed Securities
		Weighted	Input or	Weighted
	Range of	Average	Range of	Average
Unobservable Inputs	Inputs	Input	Inputs	Input
Voluntary annual prepayment speeds	0.0% - 19.1%	11.3%	15.0%	15.0%
Annual default rates (1)	0.8% - 35.7%	1.7%	2.0%	2.0%
Loss severity rates (1)	1.6% - 132.6%	56.1%	60.0%	60.0%
Discount rates	2.5% - 11.4%	6.6%	3.2% - 3.8%	3.6%

____________________

(1)	The voluntary annual prepayment speeds, annual default rates, and loss severity rates were the same for all of the asset-backed securities.
The following table presents information about the quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

December 31, 2019
Equity Warrants
Weighted
Average
Unobservable Inputs	Input
Volatility	16.6%
Risk-free interest rate	1.6%
Remaining life assumption (in years)	3.2

The following table summarizes activity for our Level 3 private label residential CMOs measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Private Label Residential CMOs	2019	2018	2017
	(In thousands)
Balance, beginning of year	$7,288	$22,874	$56,902
Total included in earnings	432	1,737	2,256
Total unrealized loss in comprehensive income	(265)	(1,146)	(742)
Sales	—	(4,880)	(4,732)
Transfer from Level 2	—	—	574
Transfers to Level 2	—	—	(21,165)
Net settlements	(1,191)	(11,297)	(10,219)
Balance, end of year	$6,264	$7,288	$22,874

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes activity for our Level 3 asset-backed securities measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Asset-Backed Securities	2019	2018	2017
	(In thousands)
Balance, beginning of year	$39,945	$42,109	$8,373
Total included in earnings	(77)	(32)	367
Total unrealized gain (loss) in comprehensive income	463	495	(937)
Purchases	—	15,158	42,910
Net settlements	(23,896)	(17,785)	(8,604)
Balance, end of year	$16,435	$39,945	$42,109

The following table summarizes activity for our Level 3 equity warrants measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Equity Warrants	2019	2018	2017
	(In thousands)
Balance, beginning of year	$4,793	$5,161	$5,497
Total included in earnings	8,669	7,478	2,532
Exercises and settlements (1)	(10,239)	(8,589)	(3,093)
Issuances	324	821	1,407
Transfers to Level 1 (equity investments with readily
determinable fair values)	(113)	(78)	(1,182)
Balance, end of year	$3,434	$4,793	$5,161

______________________

(1)
Includes the exercise of warrants that upon exercise become equity securities in public companies. These are often subject to lock-up restrictions that must be met before the equity security can be sold, during which time they are reported as equity investments with readily determinable fair values.

The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	December 31, 2019
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$28,706	$—	$1,083	$27,623
OREO	105	—	—	105
Total non-recurring	$28,811	$—	$1,083	$27,728

	Fair Value Measurement as of
	December 31, 2018
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$24,432	$—	$1,800	$22,632
OREO	1,136	—	1,136	—
Total non-recurring	$25,568	$—	$2,936	$22,632

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents losses recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
Loss on Assets Measured on a Non‑Recurring Basis	2019	2018	2017
	(In thousands)
Impaired loans	$6,797	$9,198	$20,422
Loans held for sale	—	—	957
OREO	78	74	14
Total net loss	$6,875	$9,272	$21,393

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	December 31, 2019
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Impaired loans	$18,899	Discounted cash flows	Discount rates	3.75% - 8.77%	7.62%
Impaired loans	8,724	Third party appraisals	No discounts
OREO	105	Third party appraisals	Discount (1)	43.00%	43.00%
Total non-recurring Level 3	$27,728

____________________
(1)    Relates to one OREO property at December 31, 2019.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$172,585	$172,585	$172,585	$—	$—
Interest‑earning deposits in financial institutions	465,039	465,039	465,039	—	—
Securities available‑for‑sale	3,797,187	3,797,187	5,181	3,769,307	22,699
Investment in FHLB stock	40,924	40,924	—	40,924	—
Loans and leases held for investment, net	18,708,087	19,055,004	—	1,083	19,053,921
Equity warrants	3,434	3,434	—	—	3,434
Other derivative assets	1,234	1,234	—	1,234	—
Equity investments with readily determinable fair values	2,998	2,998	2,998	—	—

Financial Liabilities:
Core deposits	16,187,287	16,187,287	—	16,187,287	—
Non-core non-maturity deposits	496,407	496,407	—	496,407	—
Time deposits	2,549,342	2,549,260	—	2,549,260	—
Borrowings	1,759,008	1,759,008	1,759,000	8	—
Subordinated debentures	458,209	441,617	—	441,617	—
Derivative liabilities	755	755	—	755	—

	December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$175,830	$175,830	$175,830	$—	$—
Interest‑earning deposits in financial institutions	209,937	209,937	209,937	—	—
Securities available‑for‑sale	4,009,431	4,009,431	403,405	3,558,793	47,233
Investment in FHLB stock	32,103	32,103	—	32,103	—
Loans and leases held for investment, net	17,825,241	17,013,860	—	1,800	17,012,060
Equity warrants	4,793	4,793	—	—	4,793
Other derivative assets	3,292	3,292	—	3,292	—
Equity investments with readily determinable fair values	4,891	4,891	4,891	—	—

Financial Liabilities:
Core deposits	16,346,671	16,346,671	—	16,346,671	—
Non-core non-maturity deposits	518,192	518,192	—	518,192	—
Time deposits	2,005,638	2,017,137	—	2,017,137	—
Borrowings	1,371,114	1,371,114	1,371,000	114	—
Subordinated debentures	453,846	435,251	—	435,251	—
Derivative liabilities	142	142	—	142	—

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
Securities available‑for‑sale. Securities available‑for‑sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available‑for‑sale securities are reported as a component of “Accumulated other comprehensive income” in the consolidated balance sheets. See Note 4. Investment Securities for further information on unrealized gains and losses on securities available‑for‑sale.
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
Our non-rated private label CMOs and non-rated private label asset-backed securities (collectively, “the Level 3 AFS Securities”) were categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for our Level 3 AFS Securities among independent third party pricing services, and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity relating to our Level 3 AFS Securities to be a significant unobservable input. Had significant changes in default expectations, loss severity factors, or discount rates occurred all together or in isolation, it would have resulted in different fair value measurements at December 31, 2019.
FHLB stock. Investments in FHLB stock are recorded at cost and measured for impairment quarterly. Ownership of FHLB stock is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.
Loans and leases. As loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are estimated for portfolios of loans and leases with similar characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest buckets by credit risk categories and by maturity dates. To determine the exit price of a loan or lease, the cash flows are estimated using a model which utilizes credit spreads and illiquidity premiums. The credit spread for a loan is determined by mapping loans' credit risk ratings to an equivalent corporate bond rating. Once the corporate bond rating is assigned, the credit spread is determined using corporate credit curves for corporate bonds that have a similar corporate bond rating and remaining term as the loan being valued. Illiquidity premiums are assigned to individual loans in a similar manner as an illiquidity premium amount is determined for each corporate bond rating. The credit spread above the appropriate rate curve and the illiquidity premium are considered to arrive at the discount rate curve applied to loan cash flows. The Community Bank group originates and purchases a number of similar, homogeneous loans. For this portfolio, management may make adjustments to the discount rate arrived at using the previously described methodology based upon the pricing for recent loan pool purchases and/or rates on recent originations.

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
To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2019.
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
The impaired loan and lease balances shown above as measured on a non-recurring basis represent those nonaccrual and restructured loans for which impairment was recognized during the year ended December 31, 2019. The amounts shown as net losses include the impairment recognized during the year ended December 31, 2019, for the loan and lease balances shown.
OREO. The fair value of OREO is generally based on the lower of estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the year ended December 31, 2019.
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
Equity investments with readily determinable fair values. Our equity investments with readily determinable fair values include investments in public companies and publicly-traded mutual funds. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in “Noninterest income - other.” Fair value measurements related to these investments are typically classified within Level 1 of the fair value hierarchy.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2019, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 15. INCOME TAXES
The following table presents the components of income tax expense for the years indicated:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current Income Tax Expense:
Federal	$113,807	$100,466	$74,769
State	34,575	69,909	38,933
Total current income tax expense	148,382	170,375	113,702
Deferred Income Tax Expense (Benefit):
Federal	5,062	4,746	63,463
State	10,860	(7,143)	19,748
Total deferred income tax expense (benefit)	15,922	(2,397)	83,211
Total income tax expense	$164,304	$167,978	$196,913

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rates of 21% for 2019 and 2018 and 35% for 2017 to earnings before income taxes:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Computed expected income tax expense at federal statutory rate	$132,917	$132,997	$194,156
State tax expense, net of federal tax benefit	43,575	45,945	33,729
Tax‑exempt interest benefit	(8,092)	(9,810)	(15,510)
Increase in cash surrender value of life insurance	(1,298)	(1,742)	(1,853)
Low income housing tax credits, net of amortization	(3,217)	(2,025)	(2,054)
Nondeductible employee compensation	4,430	2,552	1,781
Nondeductible acquisition‑related expense	—	71	1,608
Nondeductible FDIC premiums	1,302	1,664	—
Change in unrecognized tax benefits	941	(169)	1,157
Valuation allowance change	(32,036)	(15,721)	(13,071)
Expired capital loss carryforward	3,136	8,097	—
Federal rate change	—	1,859	(1,156)
State rate and apportionment changes	19,138	3,736	(3,735)
Other, net	3,508	524	1,861
Recorded income tax expense	$164,304	$167,978	$196,913

The Company recognized $20.0 million, $14.0 million, and $8.4 million of tax credits and other tax benefits associated with its investments in LIHTC partnerships for the years ended December 31, 2019, 2018, and 2017. The amount of amortization of such investments reported in income tax expense under the proportional amortization method of accounting was $16.7 million for 2019, $11.9 million for 2018, and $6.3 million for 2017.
At December 31, 2019, we had no federal net operating loss carryforwards and approximately $669.3 million of unused state net operating loss carryforwards available to be applied against future taxable income. A majority of the state net operating loss carryforwards will expire in varying amounts beginning in 2020 through 2039. A portion of the state net operating loss carryforwards generated after December 31, 2017 will carry forward indefinitely due to the state conformity to the federal net operating loss carryforward provisions as modified by the TCJA.
As of December 31, 2019, for federal tax purposes, we had foreign tax credit carryforwards of $3.4 million. The foreign tax credit carryforwards are available to offset federal taxes on future foreign source income. If not used, these carryforwards will fully expire in 2021.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2019	2018
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$54,664	$58,375
Interest on nonaccrual loans	4,550	4,389
Deferred compensation	5,809	6,015
Premises and equipment, principally due to differences in depreciation	3,478	4,506
Foreclosed assets valuation allowance	263	263
State tax benefit	5,721	6,570
Net operating losses	39,517	68,026
Capital loss carryforwards	—	4,212
Accrued liabilities	28,158	35,750
Unrealized loss from FDIC‑assisted acquisitions	1,678	3,559
Unrealized loss on securities available-for-sale	—	2,435
Tax mark-to-market	5,052	—
Equity investments	5,953	4,896
Goodwill	5,434	10,418
Tax credits	3,426	5,237
Lease liability	40,533	—
Other	—	4,887
Gross deferred tax assets	204,236	219,538
Valuation allowance	(46,371)	(78,407)
Deferred tax assets, net of valuation allowance	157,865	141,131
Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	9,853	15,159
Deferred loan fees and costs	5,330	7,275
Unrealized gain on securities available‑for‑sale	30,438	—
FHLB stock	647	658
Tax mark-to-market	—	1,636
Subordinated debentures	20,183	23,164
Operating leases	83,878	75,750
ROU assets	36,359	—
Other	2,830	—
Gross deferred tax liabilities	189,518	123,642
Total net deferred tax (liabilities) assets	$(31,653)	$17,489

Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company had net income taxes receivable of $30.8 million and $38.9 million at December 31, 2019 and December 31, 2018.
As of December 31, 2019 and 2018, the Company had a valuation allowance of $46.4 million and $78.4 million against DTAs. Periodic reviews of the carrying amount of DTAs are made to determine if a valuation allowance is necessary. A valuation allowance is required, based on available evidence, when it is more likely than not that all or a portion of a DTA will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. All available evidence, both positive and negative, that may affect the realizability of the DTA is identified and considered in determining the appropriate amount of the valuation allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
The net reduction in the total valuation allowance during the year ended December 31, 2019 was $32.0 million. Of this amount, $27.3 million consisted principally of adjustments to state net operating loss DTAs. The adjustment to the state operating loss DTAs at December 31, 2019, was a result of changes in state apportionments. The DTAs had been subjected to a full valuation allowance because the Company had previously determined that they were more likely than not to be expired unused. As a result, the change in the tax attributes supporting the $27.3 million of deferred tax assets had no impact on the Company's effective tax rate for the year ended December 31, 2019. The remaining $4.7 million reduction in the valuation allowance was primarily due to an increase in the amount of foreign tax credit expected to be utilized prior to expiration and adjustments to capital loss carryforwards.
The following table summarizes the activity related to the Company's unrecognized tax benefits for the years indicated:

	Year Ended December 31,
Unrecognized Tax Benefits	2019	2018
	(In thousands)
Balance, beginning of year	$9,572	$10,209
Increase based on tax positions related to prior years	1,733	1,278
Reductions related to settlements	(255)	(684)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(302)	(1,231)
Balance, end of year	$10,748	$9,572

Unrecognized tax benefits that would have impacted the effective tax rate if recognized	$6,981	$5,806

Due to the potential for the resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by as much as $4.5 million.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2019, we recognized $0.7 million in expense for interest expense and penalties. For the year ended December 31, 2018, we recognized $0.2 million in expense related to these items. For the year ended December 31, 2017, we recognized $0.2 million in expense for interest expense and penalties. We had $1.5 million and $0.8 million accrued for the payment of interest and penalties as of December 31, 2019 and 2018.
We file federal and state income tax returns with the Internal Revenue Service ("IRS") and various state and local jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2015 through 2018. We are currently under examination by certain state jurisdictions for tax years 2012 through 2017.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16.  EARNINGS PER SHARE
The following table presents the computation of basic and diluted net earnings per share for the years indicated:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$468,636	$465,339	$357,818
Less: earnings allocated to unvested restricted stock(1)	(5,182)	(5,119)	(4,184)
Net earnings allocated to common shares	$463,454	$460,220	$353,634

Weighted-average basic shares and unvested restricted stock outstanding	120,468	125,100	123,060
Less: weighted-average unvested restricted stock outstanding	(1,502)	(1,460)	(1,447)
Weighted-average basic shares outstanding	118,966	123,640	121,613

Basic earnings per share	$3.90	$3.72	$2.91

Diluted Earnings Per Share:
Net earnings allocated to common shares	$463,454	$460,220	$353,634

Weighted-average diluted shares outstanding	118,966	123,640	121,613

Diluted earnings per share	$3.90	$3.72	$2.91
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 17. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company adopted ASC Topic 606, "Revenue from Contracts with Customers," effective as of January 1, 2018, and has applied the guidance to all contracts within the scope of ASC Topic 606 as of that date. Revenue from contracts with customers in the scope of ASC Topic 606 is measured based on the consideration specified in the contract with a customer, and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company's performance obligations are typically satisfied as services are rendered and payment is generally collected at the time services are rendered, or on a monthly, quarterly, or annual basis. The Company had no material unsatisfied performance obligations as of December 31, 2019.
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
Nature of Goods and Services
Substantially all of the Company's revenue, such as interest income on loans, investment securities, and interest-earning deposits in financial institutions, is specifically out-of-scope of ASC Topic 606. For the revenue that is in-scope, the following is a description of principal activities, separated by the timing of revenue recognition, from which the Company generates its revenue from contracts with customers:

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

•
Revenue earned over time. The Company earns certain revenue from contracts with customers monthly. Examples of this type of revenue are deposit account service fees, investment management fees, merchant referral services, MasterCard marketing incentives, and safe deposit box fees. Account service charges, management fees, and referral fees are recognized on a monthly basis while any transaction-based revenue is recorded as the activity occurs. Revenue is primarily based on the number and type of transactions and is generally derived from transactional information accumulated by our systems. Revenue is recorded in the same period as the related transactions occur or services are rendered to the customer.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Disaggregation of Revenue
The following table presents interest income and noninterest income, the components of total revenue, as disclosed in the consolidated statements of earnings and the related amounts which are from contracts with customers within the scope of ASC Topic 606. As illustrated here, substantially all of our revenue is specifically excluded from the scope of ASC Topic 606.

	Year Ended December 31,
	2019		2018
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$1,219,893	$—	$1,161,670	$—
Noninterest income:
Other commissions and fees	43,623	19,216	45,543	19,080
Leased equipment income	38,727	—	37,881	—
Service charges on deposit accounts	14,637	14,637	16,509	16,509
Gain on sale of loans	1,114	—	4,675	—
Gain on sale of securities	25,445	—	8,176	—
Other income	19,016	1,617	35,851	1,791
Total noninterest income	142,562	35,470	148,635	37,380
Total revenue	$1,362,455	$35,470	$1,310,305	$37,380

The following table presents revenue from contracts with customers based on the timing of revenue recognition for the period indicated:

	Year Ended December 31,
	2019	2018
	(In thousands)
Products and services transferred at a point in time	$19,253	$18,681
Products and services transferred over time	16,217	18,699
Total revenue from contracts with customers	$35,470	$37,380

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	December 31,
	2019	2018
	(In thousands)
Receivables, which are included in "Other assets"	$1,094	$1,334
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$490	$621

Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the year ended December 31, 2019 due to revenue recognized that was included in the contract liability balance at the beginning of the year was $131,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18.  STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, key employees, and consultants. The 2017 Plan authorized grants of stock‑based compensation instruments to issue up to 4,000,000 shares of Company common stock. As of December 31, 2019, there were 2,453,216 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan remain outstanding, but are due to vest no later than February 2021.
Restricted Stock
Restricted stock amortization totaled $26.2 million, $29.1 million, and $24.9 million for the years ended December 31, 2019, 2018, and 2017. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings. The income tax benefit recognized in the consolidated statements of earnings related to this expense was $6.8 million, $7.7 million, and $8.9 million for the years ended December 31, 2019, 2018, and 2017. The amount of unrecognized compensation expense related to all unvested TRSAs and PRSUs as of December 31, 2019 totaled $51.6 million. Such expense is expected to be recognized over a weighted average period of 1.4 years.
The following table presents a summary of restricted stock transactions during the year ended December 31, 2019:

	TRSAs		PRSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
Year Ended December 31, 2019	Shares	(Per Share)	Units	(Per Unit)
Unvested restricted stock, beginning of year	1,344,656	$47.43	325,741	$43.34
Granted	836,326	$38.66	112,815	$39.56
Vested	(471,798)	$44.12	(106,008)	$32.01
Forfeited	(195,987)	$46.91	(56,162)	$23.04
Unvested restricted stock, end of year	1,513,197	$43.68	276,386	$50.27

Time-Based Restricted Stock Awards
At December 31, 2019, there were 1,513,197 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans (the "Plans"). The TRSAs generally vest over a service period of three to four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
TRSA grants are subject to "double-trigger" vesting in the event of a change in control of the Company, as defined in the Plans, and in the event an employee's employment is terminated within 24 months after the change in control by the Company without Cause or by the employee for Good Reason, as defined in the Plans, such awards will vest.
The weighted average grant date fair value per share of TRSAs granted during 2019, 2018, and 2017 were $38.66, $53.69, and $50.08. The vesting date fair value of TRSAs that vested during 2019, 2018, and 2017 were $18.1 million, $25.9 million, and $24.9 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Performance-Based Restricted Stock Units
At December 31, 2019, there were 276,386 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU’s is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
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
The weighted average grant date fair value per share of PRSUs granted during 2019, 2018, and 2017 was $39.56, $57.52 and $57.80. The vesting date fair value of PRSUs that vested during 2019 was $5.6 million. There were no PRSUs that vested during 2018 and 2017.
NOTE 19. BENEFIT PLANS
401(K) Plans
The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they are scheduled to work a minimum of 1,000 hours and are at least 18 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and applicable tax code. Expense related to 401(k) employer matching contributions was $4.1 million, $4.3 million and $4.0 million for the years ended December 31, 2019, 2018, and 2017.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20. STOCKHOLDERS' EQUITY
Common Stock Repurchased
The Company's common stock repurchased consisted of: (1) restricted stock surrendered as treasury shares and (2) stock purchased under the Company's Stock Repurchase Programs and retired.
Treasury Shares
As a Delaware corporation, the Company records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. During the years ended December 31, 2019, 2018, and 2017, the Company purchased 218,531 treasury shares at a weighted average price of $38.66 per share, 181,642 treasury shares at a weighted average price of $50.37 per share, and 188,870 treasury shares at a weighted average price of $50.17 per share.
Stock Repurchase Programs
The Stock Repurchase Program was initially authorized by PacWest's Board of Directors on October 17, 2016, pursuant to which the Company could, until December 31, 2017, purchase shares of its common stock for an aggregate purchase price not to exceed $400 million. On November 15, 2017, PacWest's Board of Directors amended the Stock Repurchase Program to reduce the authorized purchase amount to $150 million and extend the maturity date to December 31, 2018. On February 14, 2018, PacWest's Board of Directors amended the Stock Repurchase Program to increase the authorized purchase amount to $350 million and extend the maturity date to February 28, 2019. On February 24, 2019, PacWest's Board of Directors authorized a new Stock Repurchase Program for an aggregate purchase price not to exceed $225 million until February 29, 2020, effective upon the maturity of the previous Stock Repurchase Program.
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
The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. All shares repurchased under the various Stock Repurchase Programs were retired upon settlement. At December 31, 2019, the remaining amount that could be used to repurchase shares under the then current Stock Repurchase Program was $124.7 million.
The following table shows the repurchase amounts, shares repurchased, and weighted average price for stock repurchases under the various Stock Repurchase Programs for the years indicated:

	Year Ended December 31,
Stock Repurchases Under Stock Repurchase Programs	2019	2018	2017
Dollar amount of repurchases (in thousands)	$154,516	$306,393	$99,677
Number of shares repurchased	3,987,945	5,849,234	2,081,227
Weighted average price per share	$38.75	$52.38	$47.89

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 21. DIVIDEND AVAILABILITY AND REGULATORY MATTERS
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
It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC, or the DBO, could assert that payment of dividends or other payments is an unsafe or unsound practice. The Bank is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by California state-chartered banks such as Pacific Western are regulated by the DBO and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividend paid during such period. The Bank's net earnings during the previous three fiscal years exceeded dividends paid by the Bank during that same period by $34.8 million. During 2019, PacWest received $336.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $490.6 million at December 31, 2019, for the foreseeable future, dividends from the Bank to PacWest will continue to require DBO and FDIC approval.
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
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2019, such disallowed amounts were $195,000 for the Company and none for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of December 31, 2019, the most recent notification date to the regulatory agencies, the Company and the Bank are each “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Bank’s categories.
Management believes, as of December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity tier 1, tier 1 and total capital ratio minimums inclusive of the capital conservation buffer were 7.0%, 8.5%, and 10.5%. At December 31, 2019, the Company and Bank were in compliance with the capital conservation buffer requirement.
The following tables present actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Well Capitalized		Capital
			Minimum		Conservation
	Actual		Requirement		Buffer
	Balance	Ratio	Balance	Ratio	Phase-In (1)
	(Dollars in thousands)
December 31, 2019
Tier I leverage:
PacWest Bancorp Consolidated	$2,306,966	9.74%	$1,184,347	5.00%	4.00%
Pacific Western Bank	$2,589,473	10.95%	$1,182,683	5.00%	4.00%
Common equity Tier I capital:
PacWest Bancorp Consolidated	$2,306,966	9.78%	$1,532,971	6.50%	7.00%
Pacific Western Bank	$2,589,473	11.00%	$1,530,088	6.50%	7.00%
Tier I capital:
PacWest Bancorp Consolidated	$2,306,966	9.78%	$1,886,734	8.00%	8.50%
Pacific Western Bank	$2,589,473	11.00%	$1,883,185	8.00%	8.50%
Total capital:
PacWest Bancorp Consolidated	$2,926,075	12.41%	$2,358,417	10.00%	10.50%
Pacific Western Bank	$2,764,128	11.74%	$2,353,981	10.00%	10.50%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

			Well Capitalized		Capital
			Minimum		Conservation
	Actual		Requirement		Buffer
	Balance	Ratio	Balance	Ratio	Phase-In (1)
	(Dollars in thousands)
December 31, 2018
Tier I leverage:
PacWest Bancorp Consolidated	$2,255,588	10.13%	$1,113,341	5.00%	4.000%
Pacific Western Bank	$2,403,244	10.80%	$1,112,356	5.00%	4.000%
Common equity Tier I capital:
PacWest Bancorp Consolidated	$2,255,588	10.01%	$1,464,131	6.50%	6.375%
Pacific Western Bank	$2,403,244	10.68%	$1,462,083	6.50%	6.375%
Tier I capital:
PacWest Bancorp Consolidated	$2,255,588	10.01%	$1,802,008	8.00%	7.875%
Pacific Western Bank	$2,403,244	10.68%	$1,799,487	8.00%	7.875%
Total capital:
PacWest Bancorp Consolidated	$2,865,152	12.72%	$2,252,510	10.00%	9.875%
Pacific Western Bank	$2,572,586	11.44%	$2,249,359	10.00%	9.875%

_______________________________________

(1)
Ratios for December 31, 2019 reflect the minimum required plus the fully phased-in capital conservation buffer of 2.50%; ratios for December 31, 2018 reflect the minimum required plus capital conservation buffer phase-in for 2018 of 1.875%.

We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities that we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $458.2 million at December 31, 2019. At December 31, 2019, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $444.5 million was included in Tier II capital.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 22. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
The following tables present the parent company only condensed balance sheets and the related condensed statements of earnings and condensed statements of cash flows as of and for the years indicated:

Parent Company Only	December 31,
Condensed Balance Sheets	2019	2018
	(In thousands)
Assets:
Cash and cash equivalents	$113,961	$244,859
Investments in subsidiaries	4,905,033	4,641,649
Other assets	74,479	79,516
Total assets	$5,093,473	$4,966,024
Liabilities:
Subordinated debentures	$135,055	$135,055
Other liabilities	3,721	5,381
Total liabilities	138,776	140,436
Stockholders’ equity	4,954,697	4,825,588
Total liabilities and stockholders’ equity	$5,093,473	$4,966,024

Parent Company Only	Year Ended December 31,
Condensed Statements of Earnings	2019	2018	2017
	(In thousands)
Miscellaneous income	$9,739	$8,358	$3,393
Dividends from Bank subsidiary	336,000	684,000	265,000
Total income	345,739	692,358	268,393
Interest expense	6,637	6,550	5,519
Operating expenses	9,833	10,068	8,273
Total expenses	16,470	16,618	13,792
Earnings before income taxes and equity in undistributed earnings of
subsidiaries	329,269	675,740	254,601
Income tax benefit	2,202	7,262	19,957
Earnings before equity in undistributed earnings of subsidiaries	331,471	683,002	274,558
Equity in (distributions in excess of) undistributed earnings of subsidiaries	137,165	(217,663)	83,260
Net earnings	$468,636	$465,339	$357,818

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Parent Company Only	Year Ended December 31,
Condensed Statements of Cash Flows	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings	$468,636	$465,339	$357,818
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in other assets	(35,510)	(36,362)	(34,274)
Change in liabilities	(1,661)	(953)	4,857
Gain on sale of securities, net	—	—	(15)
Earned stock compensation	26,815	29,768	25,568
(Equity in) distributions in excess of undistributed earnings
of subsidiaries	(137,165)	217,663	(83,260)
Net cash provided by operating activities	321,115	675,455	270,694

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	—	426
Net cash and cash equivalents paid in acquisitions	—	—	(223,818)
Net cash used in investing activities	—	—	(223,392)

Cash flows from financing activities:
Common stock repurchased and restricted stock surrendered	(162,965)	(315,542)	(109,153)
Net decrease in subordinated debentures	—	(12,372)	—
Cash dividends paid, net	(289,048)	(288,193)	(247,403)
Net cash used in financing activities	(452,013)	(616,107)	(356,556)
Net (decrease) increase in cash and cash equivalents	(130,898)	59,348	(309,254)
Cash and cash equivalents, beginning of year	244,859	185,511	494,765
Cash and cash equivalents, end of year	$113,961	$244,859	$185,511

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$—	$—	$446,233

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
	(Dollars in thousands, except per share data)
Interest income	$293,593	$307,208	$314,533	$304,559
Interest expense	(46,974)	(54,972)	(53,635)	(49,683)
Net interest income	246,619	252,236	260,898	254,876
Provision for credit losses	(3,000)	(7,000)	(8,000)	(4,000)
Net interest income after provision for credit losses	243,619	245,236	252,898	250,876
Gain on sale of securities	184	908	22,192	2,161
Other noninterest income	26,992	32,521	28,701	28,903
Total noninterest income	27,176	33,429	50,893	31,064
Foreclosed assets income (expense), net	3,446	(8)	146	(29)
Acquisition, integration and reorganization costs	269	—	—	(618)
Other noninterest expense	(127,443)	(126,801)	(125,573)	(125,640)
Total noninterest expense	(123,728)	(126,809)	(125,427)	(126,287)
Earnings before income taxes	147,067	151,856	178,364	155,653
Income tax expense	(29,186)	(41,830)	(50,239)	(43,049)
Net earnings	$117,881	$110,026	$128,125	$112,604

Basic and diluted earnings per share	$0.98	$0.92	$1.07	$0.92
Cash dividends declared per share	$0.60	$0.60	$0.60	$0.60

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
	(Dollars in thousands, except per share data)
Interest income	$302,739	$292,642	$288,514	$277,775
Interest expense	(40,974)	(32,325)	(26,182)	(21,275)
Net interest income	261,765	260,317	262,332	256,500
Provision for credit losses	(12,000)	(11,500)	(17,500)	(4,000)
Net interest income after provision for credit losses	249,765	248,817	244,832	252,500
Gain on sale of securities	786	826	253	6,311
Other noninterest income	32,740	36,086	39,385	32,248
Total noninterest income	33,526	36,912	39,638	38,559
Foreclosed assets income, net	311	257	61	122
Acquisition, integration and reorganization costs	(970)	(800)	—	—
Other noninterest expense	(128,576)	(127,610)	(126,510)	(127,517)
Total noninterest expense	(129,235)	(128,153)	(126,449)	(127,395)
Earnings before income taxes	154,056	157,576	158,021	163,664
Income tax expense	(39,015)	(41,289)	(42,286)	(45,388)
Net earnings	$115,041	$116,287	$115,735	$118,276

Basic and diluted earnings per share	$0.93	$0.94	$0.92	$0.93
Cash dividends declared per share	$0.60	$0.60	$0.60	$0.50

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 24. SUBSEQUENT EVENTS
Stock Repurchase Programs
On February 12, 2020, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million until February 28, 2021, effective upon the maturity of the current Stock Repurchase Program on February 29, 2020. After the authorization of the new Stock Repurchase Program, the amount that could be used to repurchase shares will be $200 million as of March 1, 2020.
Common Stock Dividends
On February 3, 2020, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.60 per common share. The cash dividend is payable on February 28, 2020 to stockholders of record at the close of business on February 20, 2020.
We have evaluated events that have occurred subsequent to December 31, 2019 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2019 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a‑15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. See "Management's Report on Internal Control Over Financial Reporting" set forth in Part II, Item 8 for additional information regarding management's evaluation.
(c) Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Available Information.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

3.3	Second Amended and Restated Bylaws of PacWest Bancorp, a Delaware Corporation, dated October 25, 2019 (Exhibit 3.5 to Form 8-K filed on October 29, 2019 and incorporated herein by this reference).
4.1	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
4.2	Description of Registered Securities (Filed herewith).
10.1*	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, dated May 16, 2016 (Exhibit 10.1 to Form 8-K filed on May 18, 2016 and incorporated herein by this reference).
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
10.7*
Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan, as amended (Exhibit 10.7 to Form 10-Q filed on August 8, 2019 and incorporated herein by this reference).

10.8*
Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan, as amended (Exhibit 10.8 to Form 10-Q filed on August 8, 2019 and incorporated herein by this reference).

10.9*	2018 Executive Incentive Plan, as amended and restated February 14, 2018 (Exhibit 10.1 to Form 8-K filed on February 16, 2018 and incorporated herein by this reference).

10.10*	Indemnification Agreement applicable to the directors and executive officers of the Company (Filed herewith).
10.11*	PacWest Bancorp Change in Control Severance Plan, dated February 12, 2020 (Exhibit 10.1 to Form 8-K filed on February 14, 2020 and incorporated herein by this reference).
21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of KPMG LLP (Filed herewith).
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2019, 2018, and 2017, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	The cover page of PacWest Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (contained in Exhibit 101).
_________________________
*    Management contract or compensatory plan or arrangement.

(b)	Exhibits
The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

(c)	Excluded Financial Statements
Not Applicable
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP
Dated:	February 27, 2020	By:	/s/ Matthew P. Wagner Matthew P. Wagner (Chief Executive Officer)
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

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	February 27, 2020

/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020

/s/ PATRICK J. RUSNAK Patrick J. Rusnak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020

/s/ BART R. OLSON Bart R. Olson	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020

/s/ TANYA M. ACKER Tanya M. Acker	Director	February 27, 2020

/s/ PAUL R. BURKE Paul R. Burke	Director	February 27, 2020

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	February 27, 2020

/s/ C. WILLIAM HOSLER C. William Hosler	Director	February 27, 2020

/s/ SUSAN E. LESTER Susan E. Lester	Director	February 27, 2020

/s/ ARNOLD W. MESSER Arnold W. Messer	Director	February 27, 2020

/s/ ROGER H. MOLVAR Roger H. Molvar	Director	February 27, 2020

/s/ JAMES J. PIECZYNSKI James J. Pieczynski	Director	February 27, 2020

/s/ DANIEL B. PLATT Daniel B. Platt	Director	February 27, 2020

/s/ ROBERT A. STINE Robert A. Stine	Director	February 27, 2020

/s/ MARK T. YUNG Mark T. Yung	Director	February 27, 2020