Form 10-Q
period 2020-03-31
PACWEST BANCORP
filed 2020-05-08
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No   ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☑	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer
☐	Smaller reporting company	☐	Emerging growth company
☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of May 1, 2020, there were 116,479,832 shares of the registrant's common stock outstanding, excluding 1,427,024 shares of unvested restricted stock.

PACWEST BANCORP
MARCH 31, 2020 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFX	American Financial Exchange	IPO	Initial Public Offering
ALLL	Allowance for Loan and Lease Losses	IRR	Interest Rate Risk
ALM	Asset Liability Management	LIBOR	London Inter-bank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low Income Housing Tax Credit
ASU	Accounting Standards Update	MBS	Mortgage-Backed Securities
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	MVE	Market Value of Equity
BHCA	Bank Holding Company Act of 1956, as amended	NII	Net Interest Income
BOLI	Bank Owned Life Insurance	NIM	Net Interest Margin
CDI	Core Deposit Intangible Assets	NSF	Non-Sufficient Funds
CECL	Current Expected Credit Loss	OREO	Other Real Estate Owned
CET1	Common Equity Tier 1	PD/LGD	Probability of Default/Loss Given Default
CMOs	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Units
CPI	Consumer Price Index	PWAM	Pacific Western Asset Management Inc.
CRA	Community Reinvestment Act	ROU	Right-of-use
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
DBO	California Department of Business Oversight	SEC	Securities and Exchange Commission
DTAs	Deferred Tax Assets	SOFR	Secured Overnight Financing Rate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio
Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)
		Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FASB	Financial Accounting Standards Board	TCJA	Tax Cuts and Jobs Act
FDIC	Federal Deposit Insurance Corporation	TDRs	Troubled Debt Restructurings
FHLB	Federal Home Loan Bank of San Francisco	TRSAs	Time-Based Restricted Stock Awards
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRBSF	Federal Reserve Bank of San Francisco	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$172,570	$172,585
Interest-earning deposits in financial institutions	439,690	465,039
Total cash, cash equivalents, and restricted cash	612,260	637,624
Securities available-for-sale, at fair value	3,757,663	3,797,187
Federal Home Loan Bank stock, at cost	54,244	40,924
Total investment securities	3,811,907	3,838,111
Gross loans and leases held for investment	19,806,394	18,910,740
Deferred fees, net	(61,089)	(63,868)
Allowance for loan and lease losses	(221,292)	(138,785)
Total loans and leases held for investment, net	19,524,013	18,708,087
Equipment leased to others under operating leases	306,530	324,084
Premises and equipment, net	39,799	38,585
Foreclosed assets, net	1,701	440
Goodwill	1,078,670	2,548,670
Core deposit and customer relationship intangibles, net	34,446	38,394
Other assets	733,941	636,811
Total assets	$26,143,267	$26,770,806

LIABILITIES:
Noninterest-bearing deposits	$7,510,218	$7,243,298
Interest-bearing deposits	12,065,619	11,989,738
Total deposits	19,575,837	19,233,036
Borrowings	2,295,000	1,759,008
Subordinated debentures	458,994	458,209
Accrued interest payable and other liabilities	423,047	365,856
Total liabilities	22,752,878	21,816,109

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2020 and
December 31, 2019; 120,131,213 and 121,890,008 shares issued, respectively, includes
1,436,957 and 1,513,197 shares of unvested restricted stock, respectively)	1,201	1,219
Additional paid-in capital	3,171,312	3,306,006
Retained earnings	213,854	1,652,248
Treasury stock, at cost (2,214,424 and 2,108,403 shares at March 31, 2020 and
December 31, 2019)	(86,894)	(83,434)
Accumulated other comprehensive income, net	90,916	78,658
Total stockholders' equity	3,390,389	4,954,697
Total liabilities and stockholders' equity	$26,143,267	$26,770,806
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$262,278	$263,402	$274,229
Investment securities	27,446	28,135	29,680
Deposits in financial institutions	1,608	2,056	650
Total interest income	291,332	293,593	304,559
Interest expense:
Deposits	28,247	34,802	34,235
Borrowings	6,778	5,189	7,710
Subordinated debentures	6,560	6,983	7,738
Total interest expense	41,585	46,974	49,683
Net interest income	249,747	246,619	254,876
Provision for credit losses	112,000	3,000	4,000
Net interest income after provision for credit losses	137,747	243,619	250,876
Noninterest income:
Other commissions and fees	9,721	10,170	11,008
Leased equipment income	12,251	10,648	9,282
Service charges on deposit accounts	2,658	3,611	3,730
Gain on sale of loans and leases	87	23	—
Gain on sale of securities	182	184	2,161
Other income	4,201	2,540	4,883
Total noninterest income	29,100	27,176	31,064
Noninterest expense:
Compensation	61,282	74,637	70,845
Occupancy	14,207	14,541	14,320
Data processing	6,454	6,770	6,925
Leased equipment depreciation	7,205	6,856	5,651
Intangible asset amortization	3,948	4,153	4,870
Other professional services	4,258	4,261	4,513
Insurance and assessments	4,249	4,168	4,038
Customer related expense	3,932	3,952	2,943
Loan expense	2,650	2,967	2,885
Acquisition, integration and reorganization costs	—	(269)	618
Foreclosed assets expense (income), net	66	(3,446)	29
Goodwill impairment	1,470,000	—	—
Other expense	9,719	5,138	8,650
Total noninterest expense	1,587,970	123,728	126,287
Earnings (loss) before income taxes	(1,421,123)	147,067	155,653
Income tax expense	11,988	29,186	43,049
Net earnings (loss)	$(1,433,111)	$117,881	$112,604

Earnings (loss) per share:
Basic	$(12.23)	$0.98	$0.92
Diluted	$(12.23)	$0.98	$0.92
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(Unaudited)
	(In thousands)
Net earnings (loss)	$(1,433,111)	$117,881	$112,604
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	17,183	(24,547)	62,639
Income tax (expense) benefit related to net unrealized
holding gains (losses) arising during the period	(4,794)	7,446	(17,758)
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	12,389	(17,101)	44,881
Reclassification adjustment for net gains
included in net earnings (1)	(182)	(184)	(2,161)
Income tax expense related to reclassification
adjustment	51	56	613
Reclassification adjustment for net gains
included in net earnings, net of tax	(131)	(128)	(1,548)
Other comprehensive income (loss), net of tax	12,258	(17,229)	43,333
Comprehensive income (loss)	$(1,420,853)	$100,652	$155,937
___________________________________

(1)	Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings (Loss).
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2020
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2019	119,781,605	$1,219	$3,306,006	$1,652,248	$(83,434)	$78,658	$4,954,697
Cumulative effect of change in
accounting principle (1)	—	—	—	(5,283)	—	—	(5,283)
Net loss	—	—	—	(1,433,111)	—	—	(1,433,111)
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	12,258	12,258
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	194,916	2	6,492	—	—	—	6,494
Restricted stock surrendered	(106,021)	—	—	—	(3,460)	—	(3,460)
Common stock repurchased under
Stock Repurchase Program	(1,953,711)	(20)	(69,980)	—	—	—	(70,000)
Cash dividends paid:
Common stock, $0.60/share	—	—	(71,206)	—	—	—	(71,206)
Balance, March 31, 2020	117,916,789	$1,201	$3,171,312	$213,854	$(86,894)	$90,916	$3,390,389
________________________

(1)
Impact due to adoption on January 1, 2020 of ASU 2016-13, "Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments," and the related amendments, commonly referred to as CECL.

	Three Months Ended March 31, 2019
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2018	123,189,833	$1,251	$3,722,723	$1,182,674	$(74,985)	$(6,075)	$4,825,588
Cumulative effect of change in
accounting principle (2)	—	—	—	938	—	—	938
Net earnings	—	—	—	112,604	—	—	112,604
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	43,333	43,333
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	195,536	2	5,806	—	—	—	5,808
Restricted stock surrendered	(113,544)	—	—	—	(4,522)	—	(4,522)
Common stock repurchased under
Stock Repurchase Program	(3,070,676)	(31)	(119,556)	—	—	—	(119,587)
Cash dividends paid:
Common stock, $0.60/share	—	—	(73,180)	—	—	—	(73,180)
Balance, March 31, 2019	120,201,149	$1,222	$3,535,793	$1,296,216	$(79,507)	$37,258	$4,790,982
________________________

(2)	Impact due to adoption on January 1, 2019 of ASU 2016-02, "Leases (Topic 842)," and the related amendments.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(1,433,111)	$112,604
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	1,470,000	—
Depreciation and amortization	10,914	9,287
Amortization of net premiums on securities available-for-sale	2,643	4,142
Amortization of intangible assets	3,948	4,870
Amortization of operating lease ROU assets	7,196	7,608
Provision for credit losses	112,000	4,000
Gain on sale of foreclosed assets	(52)	(191)
Provision for losses on foreclosed assets	105	—
Gain on sale of loans and leases	(87)	—
Loss on sale of premises and equipment	77	3
Gain on sale of securities	(182)	(2,161)
Unrealized loss on derivatives and foreign currencies, net	264	16
Earned stock compensation	6,494	5,808
Decrease in other assets	4,206	52,148
Decrease in accrued interest payable and other liabilities	(68,841)	(46,241)
Net cash provided by operating activities	115,574	151,893

Cash flows from investing activities:
Net increase in loans and leases	(923,353)	(391,621)
Proceeds from sales of loans and leases	87	16,937
Proceeds from maturities and paydowns of securities available-for-sale	80,521	67,325
Proceeds from sales of securities available-for-sale	14,948	407,926
Purchases of securities available-for-sale	(41,405)	(402,030)
Net (purchases) redemptions of Federal Home Loan Bank stock	(13,320)	2,673
Proceeds from sales of foreclosed assets	462	2,236
Purchases of premises and equipment, net	(4,304)	(5,625)
Proceeds from sales of premises and equipment	2	—
Proceeds from BOLI death benefit	380	—
Net decrease (increase) in equipment leased to others under operating leases	10,905	(6,709)
Net cash (used in) investing activities	(875,077)	(308,888)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	266,932	(176,506)
Net increase in interest-bearing deposits	75,881	591,932
Net increase in borrowings	535,992	109,973
Common stock repurchased and restricted stock surrendered	(73,460)	(124,109)
Cash dividends paid	(71,206)	(73,180)
Net cash provided by financing activities	734,139	328,110

Net (decrease) increase in cash, cash equivalents, and restricted cash	(25,364)	171,115
Cash, cash equivalents, and restricted cash, beginning of period	637,624	385,767
Cash, cash equivalents, and restricted cash, end of period	$612,260	$556,882
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,820	$46,197
Cash paid for income taxes	2,019	2,778
Loans transferred to foreclosed assets	1,776	37
Transfers from loans held for investment to loans held for sale	—	25,124
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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank also offers venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovative hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
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
We have completed 29 acquisitions from May 1, 2000 through March 31, 2020 with our last acquisition in October 2017. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.
Significant Accounting Policies
Our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission ("Form 10-K"). Updates to our significant accounting policies described below reflect the impact of the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments” and the related amendments, commonly referred to as CECL.
Investment Securities
Prior to January 1, 2020, debt securities available-for-sale were measured at fair value and declines in the fair value were reviewed to determine whether the impairment was other-than-temporary. If we did not expect to recover the entire amortized cost basis of the security, then an other-than-temporary impairment was considered to have occurred. The cost basis of the security was written down to its estimated fair value and the amount of the write-down was recognized through a charge to earnings. If the amount of the amortized cost basis expected to be recovered increased in a future period, the cost basis of the security was not increased but rather recognized prospectively through interest income.
Effective January 1, 2020, upon the adoption of ASU 2016-13, debt securities available-for-sale are measured at fair value and are subject to impairment testing. A security is impaired if the fair value of the security is less than its amortized cost basis. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value decline (if any). If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Loans with Credit Deterioration
Prior to January 1, 2020, purchased credit impaired loans were accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” At the time of acquisition, these loans were recorded at estimated fair value based upon estimated future cash flows with no related allowance for credit losses.
Effective January 1, 2020, upon the adoption of ASU 2016-13, an entity records purchased financial assets with credit deterioration ("PCD assets") at the purchase price plus the allowance for credit losses expected at the time of acquisition. This allowance is recognized through a gross-up that increases the amortized cost basis of the asset with no effect on net income. Subsequent changes (favorable and unfavorable) in expected cash flows are recognized immediately in net income by adjusting the related allowance.
Allowance for Credit Losses on Loans and Leases Held for Investment
Effective January 1, 2020, upon the adoption of ASU 2016-13, the Company replaced the current incurred loss accounting model with the current expected credit loss ("CECL") approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts.
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The amortized cost basis of loans and leases does not include interest receivable, which is included in "Other assets" on the condensed consolidated balance sheets. The "Provision for credit losses" on the condensed consolidated statements of earnings (loss) is a combination of the provision for loan and lease losses and the provision for unfunded loan commitments.
Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and considering available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. The resulting allowance for loan and lease losses is deducted from the associated amortized cost basis to reflect the net amount expected to be collected. Subsequent changes in this estimate are recorded through the provision for credit losses and the allowance. The CECL methodology could result in significant changes to both the timing and amounts of provision for credit losses and the allowance as compared to recent historical periods. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans and leases previously charged off are added to the allowance.
The allowance for loan and lease losses has an individually evaluated component for loans and leases that no longer share similar risk characteristics with other loans and leases and a pooled loans component for loans and leases that share similar risk characteristics.
A loan or lease with an outstanding balance greater than $250,000 is individually evaluated for expected credit loss when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We select loans and leases for individual assessment on an ongoing basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure the current expected credit loss of a loan or lease based upon the fair value of the underlying collateral if the loan or lease is collateral-dependent or the present value of cash flows, discounted at the effective interest rate, if the loan or lease is not collateral-dependent. To the extent a loan or lease balance exceeds the estimated collectable value, a reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our CECL methodology for the pooled loans component includes both quantitative and qualitative loss factors which are applied to our population of loans and leases and assessed at a pool level. The loan portfolio is segmented into four loan segments, eight loan classes and 22 loan pools based upon loan type that share similar default risk characteristics to calculate quantitative loss factors for each pool. Six of these loan pools have insignificant current balances and/or insignificant historical losses, thus, estimated losses are calculated using historical loss rates from the first quarter of 2009 to the current period rather than econometric regression modeling. For the remaining 16 loan pools, we estimate the probability of default (“PD”) during the reasonable and supportable period using seven econometric regression models developed to correlate macroeconomic variables to credit performance (including risk rating upgrades/downgrades and defaults). The loans and unfunded commitments are grouped into nine loss given default (“LGD”) pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the exposure at default (“EAD”) of defaulted loans starting with the first quarter of 2009 to the current period. The PD and LGD rates are applied to the EAD at the loan or lease level based on contractual scheduled payments, estimated prepayments, and estimated usage of unfunded commitments to compute the current expected credit loss. We are using our actual historical loan prepayment experience from 2009 - 2018 to estimate future prepayments by loan pool. Prepayment rates during the reasonable and supportable period are based on historical experience from 2017-2018 as it exhibits economic conditions most similar to the single scenario baseline forecast discussed below.
For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated over a 4-quarter time horizon using a single scenario baseline forecast that is consistent with management's current expectations for the 16 loan pools. We use economic forecasts from Moody's Analytics in this process. The economic forecast is updated monthly therefore the one used for each quarter-end calculation is generally based on a one-month lag based on the timing of when the forecast becomes available. The key macroeconomic assumptions used in the PD regression models include at least three of the following economic indicators; Real GDP, Unemployment Rates, CRE Price Index and the BBB spread. The quantitative CECL model, utilizing historical portfolio performance, current portfolio composition and performance, estimated prepayments, and the effects of the economic forecast, calculates the expected EAD which is multiplied by the PD and LGD rates to calculate expected losses through the end of the forecast period. We then use a 2-quarter reversion period to revert on a straight-line basis from the PD, LGD, and prepayment rates used during the reasonable and support period to the Company’s historical PD, LGD, and prepayment experience. Subsequent to the reversion period for the remaining contractual life of loans and leases, PD and prepayment rates are based on historical experience from the first quarter of 2009 to the fourth quarter of 2018, which are updated on an annual basis or more frequently if necessary, while LGD rates are based on historical experience from the first quarter of 2009 to the current period.
The PDs and LGDs calculated by the quantitative models are highly correlated to our internal risk ratings assigned to each loan and lease. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans and leases on a regular basis. The credit risk ratings assigned to every loan and lease are either “high pass,” “pass,” “special mention,” “substandard,” or “doubtful” as defined as follows:

•
High Pass: (Risk ratings 1-2) Loans and leases rated as "high pass" exhibit a favorable credit profile and have minimal risk characteristics. Repayment in full is expected, even in adverse economic conditions.

•	Pass: (Risk ratings 3-4) Loans and leases rated as "pass" are not adversely classified and collection and repayment in full are expected.

•
Special Mention: (Risk rating 5) Loans and leases rated as "special mention" have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan or lease.

•
Substandard: (Risk rating 6) Loans and leases rated as "substandard" have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.

•
Doubtful: (Risk rating 7) Loans and leases rated as "doubtful" have all the weaknesses of those rated as "substandard," with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.

In addition, we may refer to the loans and leases with assigned credit risk ratings of "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 4. Loans and Leases of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
The qualitative portion of the reserve on pooled loans and leases represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. Current and forecasted economic trends and underlying market values for collateral dependent loans are generally considered to be encompassed within our CECL quantitative methodology and component of the reserve. An incremental qualitative adjustment may be considered when economic forecasts exhibit higher levels of volatility or uncertainty.
The other qualitative criteria we consider when establishing the loss factors include the following:

•	legal and regulatory matters that could impact our borrowers’ ability to repay our loans and leases;

•	loan and lease portfolio composition and any loan concentrations;

•	current lending policies and the effects of any new policies or policy amendments;

•	loan and lease production volume and mix;

•	loan and lease portfolio credit performance trends;

•	results of independent credit review; and

•	changes in management related to credit administration functions.
We estimate the reserve for unfunded loan commitments using the same loss factors as used for the allowance for loan and lease losses. The reserve for unfunded loan commitments is computed using expected future utilization rates of the unfunded commitments during the contractual life of the commitments based on historical usage of unfunded commitments for the various loan types from the first quarter of 2015 to the second quarter of 2019. The utilization rates are updated on an annual basis.
Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan and lease portfolio and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience increased levels of borrower loan defaults, borrowers’ noncompliance with our loan agreements, adverse changes in collateral values, or changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. In addition, economic forecasts utilized in the estimation process will change in future periods, which will result in changes to the estimates made for current expected credit losses as of a point in time. However, economic forecasts are just one of many assumptions and components that go into estimating the allowance for credit losses.
The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Most of the steps in the methodology involve judgment and are subjective in nature including, among other things, selection of the most reliable econometric regression models, segmentation of the loan and lease portfolio, determining the amount of loss history to consider, determining the relevant macroeconomic inputs to the quantitative models, determining the methodology to forecast prepayments, selection of the most appropriate economic forecast scenario, determining the length of the reasonable and supportable forecast and reversion periods, determining expected utilization rates on unfunded loan commitments and determining relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts which are inherently imprecise and will change from period to period. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the allowance will be sufficient to absorb future losses.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounting Standards Adopted in 2020
Effective January 1, 2020, the Company adopted ASU 2016-13 and the related amendments to ASC Topic 326, “Financial Instruments - Credit Losses,” to replace the current incurred loss accounting model with a current expected credit loss approach for financial instruments measured at amortized cost and other commitments to extend credit. The new standard is generally intended to require earlier recognition of credit losses. While the standard changes the measurement of the allowance for credit losses, it does not change the credit risk of our lending portfolios or the ultimate losses in those portfolios.
Under the CECL approach, the standard requires immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. The standard modifies the other-than-temporary impairment model for available-for-sale debt securities to require entities to record an allowance when recognizing credit losses for available-for-sale securities, rather than reducing the amortized cost of the securities by direct write-offs.
The Company adopted the new standard using the modified retrospective approach and recognized a cumulative effect adjustment to decrease retained earnings by $5.3 million, net of taxes, and increase the allowance for credit losses by $7.3 million without restating prior periods and applied the requirements of the new standard prospectively. There was no cumulative effect adjustment related to available-for-sale securities at adoption. The Company elected to account for interest receivable separately from the amortized cost of loans and leases and investment securities and is included in "Other assets" on the condensed consolidated balance sheets. The Company elected the practical expedient to use the fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the entity’s assessment as of the reporting date (collateral dependent financial asset). Additionally, the Company implemented new business processes, new internal controls, and modified existing and/or implemented new internal models and tools to facilitate the ongoing application of the new guidance. See Note 4. Loans and Leases for further details.
Effective January 1, 2020, the Company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" which simplifies goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit's fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit.
The Company used this approach to evaluate its goodwill during the first quarter of 2020, as an unprecedented decline in economic conditions triggered by the Coronavirus Disease ("COVID-19") pandemic caused a significant decline in stock market valuations in March 2020, including our stock price. These events indicated that goodwill may be impaired and resulted in us performing a goodwill impairment assessment. As a result, a goodwill impairment charge of $1.47 billion was recorded as the Company's estimated fair value was less than its book value.
Effective January 1, 2020, the Company adopted the provisions of ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurements" which add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. Although the guidance modifies our disclosures in 2020, there was no impact to our condensed consolidated financial statements from the adoption of this new standard.
ASU 2020-03, "Codification Improvements to Financial Instruments" ("ASU 2020-03"), revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU 2020-03 was effective immediately upon its release in March 2020 and did not have a material impact to our condensed consolidated financial statements.

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
Use of Estimates
We have made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses (the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments), the carrying value of goodwill and other intangible assets, the realization of deferred tax assets, and the fair value estimates of assets acquired and liabilities assumed in acquisitions. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period's presentation format. On the condensed consolidated statements of earnings (loss), a new line is presented for "Customer related expense," as that category exceeded the disclosure materiality threshold in 2019, which previously had been included as part of "Other expense."
NOTE 2. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the three months ended March 31, 2020 and the year ended December 31, 2019 were $166.2 million and $131.0 million. As of March 31, 2020 and December 31, 2019, we pledged cash collateral for our derivative contracts of $3.5 million and $3.2 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	March 31, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency commercial MBS	$1,068,810	$57,997	$(1,375)	$1,125,432	$1,083,182	$25,579	$(537)	$1,108,224
Agency residential CMOs	1,069,657	40,124	(7,684)	1,102,097	1,112,573	24,403	(579)	1,136,397
Municipal securities	687,603	46,310	(29)	733,884	691,647	43,851	(339)	735,159
Agency residential MBS	277,213	12,733	(115)	289,831	294,606	10,593	(1)	305,198
Asset-backed securities	220,624	41	(9,966)	210,699	216,133	320	(1,670)	214,783
Collateralized loan obligations	142,144	—	(12,062)	130,082	124,134	25	(403)	123,756
Private label residential CMOs	99,021	1,096	(2,255)	97,862	96,066	3,430	(13)	99,483
SBA securities	44,508	998	(65)	45,441	47,765	506	(13)	48,258
Corporate debt securities	17,000	—	(43)	16,957	17,000	3,748	—	20,748
U.S. Treasury securities	4,986	392	—	5,378	4,985	196	—	5,181
Total	$3,631,566	$159,691	$(33,594)	$3,757,663	$3,688,091	$112,651	$(3,555)	$3,797,187

See Note 12. Fair Value Measurements for information on fair value measurements and methodology.
As of March 31, 2020, securities available-for-sale with a fair value of $2.5 billion were pledged as collateral for FHLB borrowings, public deposits, and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the years indicated:

	Three Months Ended
	March 31,
Sales of Securities Available-for-Sale	2020	2019
	(In thousands)
Amortized cost of securities sold	$14,766	$405,765

Gross realized gains	$182	$4,059
Gross realized losses	—	(1,898)
Net realized gains	$182	$2,161

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	March 31, 2020
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency commercial MBS	$109,101	$(1,375)	$—	$—	$109,101	$(1,375)
Agency residential CMOs	263,858	(6,921)	37,560	(763)	301,418	(7,684)
Municipal securities	7,521	(29)	—	—	7,521	(29)
Agency residential MBS	9,523	(115)	—	—	9,523	(115)
Asset-backed securities	171,096	(7,547)	36,993	(2,419)	208,089	(9,966)
Collateralized loan obligations	130,082	(12,062)	—	—	130,082	(12,062)
Private label residential CMOs	86,880	(2,247)	105	(8)	86,985	(2,255)
SBA securities	1,958	(65)	—	—	1,958	(65)
Corporate debt securities	16,958	(42)	1	(1)	16,959	(43)
Total	$796,977	$(30,403)	$74,659	$(3,191)	$871,636	$(33,594)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency commercial MBS	$214,862	$(537)	$—	$—	$214,862	$(537)
Agency residential CMOs	180,071	(572)	1,456	(7)	181,527	(579)
Municipal securities	38,667	(339)	—	—	38,667	(339)
Agency residential MBS	—	—	186	(1)	186	(1)
Asset-backed securities	165,575	(1,670)	—	—	165,575	(1,670)
Collateralized loan obligations	102,469	(403)	—	—	102,469	(403)
Private label residential CMOs	9,872	(11)	114	(2)	9,986	(13)
SBA securities	4,565	(13)	—	—	4,565	(13)
Total	$716,081	$(3,545)	$1,756	$(10)	$717,837	$(3,555)

The securities that were in an unrealized loss position at March 31, 2020, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches we owned and third party guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and, therefore, we recognized such impairment in "other comprehensive income" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2020
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$9,898	$10,026
Due after one year through five years	300,638	309,312
Due after five years through ten years	975,907	1,024,183
Due after ten years	2,345,123	2,414,142
Total securities available-for-sale	$3,631,566	$3,757,663

Mortgage-backed securities have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on mortgage-backed securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Taxable interest	$21,786	$19,742
Non-taxable interest	5,229	9,593
Dividend income	431	345
Total interest income on investment securities	$27,446	$29,680

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  LOANS AND LEASES
Our loans are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired and purchased loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums on acquired loans are recognized as an adjustment to interest income over the contractual life of the loans primarily using the effective interest method or taken into income when the related loans are paid off or included in the carrying amount of loans that are sold.
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
	2020	2019
	(In thousands)
Real estate mortgage	$8,018,704	$7,982,383
Real estate construction and land	2,913,843	2,773,209
Commercial	8,443,966	7,714,358
Consumer	429,881	440,790
Total gross loans and leases held for investment	19,806,394	18,910,740
Deferred fees, net	(61,089)	(63,868)
Total loans and leases held for investment, net of deferred fees	19,745,305	18,846,872
Allowance for loan and lease losses	(221,292)	(138,785)
Total loans and leases held for investment, net (1)	$19,524,013	$18,708,087

____________________

(1)
Excludes accrued interest receivable of $64.4 million and $67.5 million at March 31, 2020 and December 31, 2019, respectively, that is recorded in "Other assets" on the condensed consolidated balance sheets.

The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2020
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$4,569	$6,241	$10,810	$4,209,839	$4,220,649
Income producing and other residential	1,337	682	2,019	3,786,276	3,788,295
Total real estate mortgage	5,906	6,923	12,829	7,996,115	8,008,944
Real estate construction and land:
Commercial	—	—	—	1,087,505	1,087,505
Residential	241	—	241	1,792,507	1,792,748
Total real estate construction and land	241	—	241	2,880,012	2,880,253
Commercial:
Asset-based	—	—	—	3,938,402	3,938,402
Venture capital	3,272	2,989	6,261	2,709,576	2,715,837
Other commercial	4,884	2,022	6,906	1,765,079	1,771,985
Total commercial	8,156	5,011	13,167	8,413,057	8,426,224
Consumer	518	102	620	429,264	429,884
Total	$14,821	$12,036	$26,857	$19,718,448	$19,745,305

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$2,448	$5,919	$8,367	$4,194,320	$4,202,687
Income producing and other residential	2,105	802	2,907	3,767,153	3,770,060
Total real estate mortgage	4,553	6,721	11,274	7,961,473	7,972,747
Real estate construction and land:
Commercial	—	—	—	1,082,368	1,082,368
Residential	1,429	—	1,429	1,654,005	1,655,434
Total real estate construction and land	1,429	—	1,429	2,736,373	2,737,802
Commercial:
Asset-based	19	—	19	3,748,388	3,748,407
Venture capital	—	—	—	2,179,422	2,179,422
Other commercial	2,781	4,164	6,945	1,760,722	1,767,667
Total commercial	2,800	4,164	6,964	7,688,532	7,695,496
Consumer	1,006	200	1,206	439,621	440,827
Total	$9,788	$11,085	$20,873	$18,825,999	$18,846,872

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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2020			December 31, 2019
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$19,088	$4,201,561	$4,220,649	$18,346	$4,184,341	$4,202,687
Income producing and other residential	2,308	3,785,987	3,788,295	2,478	3,767,582	3,770,060
Total real estate mortgage	21,396	7,987,548	8,008,944	20,824	7,951,923	7,972,747
Real estate construction and land:
Commercial	351	1,087,154	1,087,505	364	1,082,004	1,082,368
Residential	—	1,792,748	1,792,748	—	1,655,434	1,655,434
Total real estate construction and land	351	2,879,902	2,880,253	364	2,737,438	2,737,802
Commercial:
Asset-based	17,104	3,921,298	3,938,402	30,162	3,718,245	3,748,407
Venture capital	18,612	2,697,225	2,715,837	12,916	2,166,506	2,179,422
Other commercial	37,726	1,734,259	1,771,985	27,594	1,740,073	1,767,667
Total commercial	73,442	8,352,782	8,426,224	70,672	7,624,824	7,695,496
Consumer	413	429,471	429,884	493	440,334	440,827
Total	$95,602	$19,649,703	$19,745,305	$92,353	$18,754,519	$18,846,872

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2020, nonaccrual loans and leases included $12.0 million of loans and leases 90 or more days past due, $6.6 million of loans and leases 30 to 89 days past due, and $77.0 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2019, nonaccrual loans and leases included $11.1 million of loans and leases 90 or more days past due, $1.2 million of loans and leases 30 to 89 days past due, and $80.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of March 31, 2020, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $42.9 million and represented 45% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	March 31, 2020
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$33,908	$371,668	$3,815,073	$4,220,649
Income producing and other residential	7,083	2,491	3,778,721	3,788,295
Total real estate mortgage	40,991	374,159	7,593,794	8,008,944
Real estate construction and land:
Commercial	351	10,577	1,076,577	1,087,505
Residential	—	—	1,792,748	1,792,748
Total real estate construction and land	351	10,577	2,869,325	2,880,253
Commercial:
Asset-based	23,218	152,136	3,763,048	3,938,402
Venture capital	31,110	173,947	2,510,780	2,715,837
Other commercial	51,498	186,368	1,534,119	1,771,985
Total commercial	105,826	512,451	7,807,947	8,426,224
Consumer	537	1,471	427,876	429,884
Total	$147,705	$898,658	$18,698,942	$19,745,305

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$33,535	$30,070	$4,139,082	$4,202,687
Income producing and other residential	8,600	1,711	3,759,749	3,770,060
Total real estate mortgage	42,135	31,781	7,898,831	7,972,747
Real estate construction and land:
Commercial	364	—	1,082,004	1,082,368
Residential	—	1,429	1,654,005	1,655,434
Total real estate construction and land	364	1,429	2,736,009	2,737,802
Commercial:
Asset-based	32,223	38,936	3,677,248	3,748,407
Venture capital	35,316	74,813	2,069,293	2,179,422
Other commercial	65,261	174,785	1,527,621	1,767,667
Total commercial	132,800	288,534	7,274,162	7,695,496
Consumer	613	1,212	439,002	440,827
Total	$175,912	$322,956	$18,348,004	$18,846,872

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the period indicated:

	At and For the Three Months Ended
	March 31, 2020
	Nonaccrual	Interest
	Recorded	Income
	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$342	$—
Income producing and other residential	1,534	—
Commercial:
Venture capital	15,524	—
Other commercial	28,782	—
Consumer	413	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$18,746	$84
Income producing and other residential	774	—
Real estate construction and land:
Commercial	351	—
Commercial:
Asset based	17,103	—
Venture capital	3,089	—
Other commercial	8,944	24
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$21,396	$84
Real estate construction and land	351	—
Commercial	73,442	24
Consumer	413	—
Total	$95,602	$108

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the date indicated:

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
March 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$—	$15,151	$10,230	$8,439	$54,639	$—	$—	$88,459
3-4 Pass	257,882	535,541	729,459	824,199	372,166	937,158	66,377	3,832	3,726,614
5 Special mention	—	56,577	90,921	18,806	75,754	129,610	—	—	371,668
6-8 Classified	—	—	183	7,516	4,468	21,741	—	—	33,908
Total	$257,882	$592,118	$835,714	$860,751	$460,827	$1,143,148	$66,377	$3,832	$4,220,649
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$325	$—	$—	$325
Gross recoveries	—	—	—	—	—	(119)	—	—	(119)
Net	$—	$—	$—	$—	$—	$206	$—	$—	$206

Real Estate Mortgage:
Income Producing and
Other Residential
Internal risk rating:
1-2 High pass	$—	$37,036	$87,849	$44,165	$55,736	$49,408	$—	$—	$274,194
3-4 Pass	78,326	851,712	1,254,556	703,249	276,705	227,298	111,585	1,096	3,504,527
5 Special mention	—	—	—	—	—	—	2,300	191	2,491
6-8 Classified	—	—	—	—	—	5,588	112	1,383	7,083
Total	$78,326	$888,748	$1,342,405	$747,414	$332,441	$282,294	$113,997	$2,670	$3,788,295
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$175	$175
Gross recoveries	—	—	—	—	—	(4)	(1)	—	(5)
Net	$—	$—	$—	$—	$—	$(4)	$(1)	$175	$170

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	15,749	244,344	331,283	210,871	129,186	136,050	5,470	3,624	1,076,577
5 Special mention	—	—	10,577	—	—	—	—	—	10,577
6-8 Classified	—	—	—	—	—	351	—	—	351
Total	$15,749	$244,344	$341,860	$210,871	$129,186	$136,401	$5,470	$3,624	$1,087,505
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
March 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	23,686	253,764	711,007	634,325	127,324	2,075	8,909	31,658	1,792,748
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$23,686	$253,764	$711,007	$634,325	$127,324	$2,075	$8,909	$31,658	$1,792,748
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$10,832	$164,402	$188,677	$74,590	$150,284	$97,445	$701,522	$—	$1,387,752
3-4 Pass	44,396	202,867	123,136	39,665	69,392	66,816	1,806,634	22,390	2,375,296
5 Special mention	—	35,967	48,345	19,652	15,461	1,568	31,143	—	152,136
6-8 Classified	—	—	—	—	—	15,872	7,346	—	23,218
Total	$55,228	$403,236	$360,158	$133,907	$235,137	$181,701	$2,546,645	$22,390	$3,938,402
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$11,550	$—	$—	$11,550
Gross recoveries	—	—	—	—	—	(323)	(42)	—	(365)
Net	$—	$—	$—	$—	$—	$11,227	$(42)	$—	$11,185

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$—	$4,798	$—	$(8)	$(2)	$996	$389,952	$—	$395,736
3-4 Pass	84,493	162,533	104,081	14,226	37,176	10,833	1,694,848	6,854	2,115,044
5 Special mention	1,000	39,663	36,436	—	—	—	96,848	—	173,947
6-8 Classified	—	(822)	11,167	6,868	—	5,967	7,930	—	31,110
Total	$85,493	$206,172	$151,684	$21,086	$37,174	$17,796	$2,189,578	$6,854	$2,715,837
Current YTD period:
Gross charge-offs	$—	$—	$83	$—	$(7)	$182	$85	$—	$343
Gross recoveries	—	—	—	(46)	(119)	(3)	(17)	—	(185)
Net	$—	$—	$83	$(46)	$(126)	$179	$68	$—	$158

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
March 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$13	$462	$8	$16,915	$2	$3,204	$127,406	$160	$148,170
3-4 Pass	11,586	101,273	118,985	102,457	35,130	114,158	884,472	17,888	1,385,949
5 Special mention	—	89	—	694	2,134	42,241	141,173	37	186,368
6-8 Classified	2	4	35	90	4,325	10,324	32,565	4,153	51,498
Total	$11,601	$101,828	$119,028	$120,156	$41,591	$169,927	$1,185,616	$22,238	$1,771,985
Current YTD period:
Gross charge-offs	$—	$—	$—	$52	$—	$190	$6,375	$722	$7,339
Gross recoveries	—	—	(8)	(12)	(55)	(230)	(100)	—	(405)
Net	$—	$—	$(8)	$40	$(55)	$(40)	$6,275	$722	$6,934

Consumer
Internal risk rating:
1-2 High pass	$16	$—	$10	$27	$—	$—	$651	$—	$704
3-4 Pass	27,755	150,949	90,399	59,058	65,145	19,383	14,476	7	427,172
5 Special mention	—	276	564	175	186	270	—	—	1,471
6-8 Classified	—	39	19	—	62	364	11	42	537
Total	$27,771	$151,264	$90,992	$59,260	$65,393	$20,017	$15,138	$49	$429,884
Current YTD period:
Gross charge-offs	$—	$—	$85	$114	$263	$—	$11	$—	$473
Gross recoveries	—	—	—	(2)	(1)	(13)	—	—	(16)
Net	$—	$—	$85	$112	$262	$(13)	$11	$—	$457

Total Loans and Leases
Internal risk rating:
1-2 High pass	$10,861	$206,698	$291,695	$145,919	$214,459	$205,692	$1,219,531	$160	$2,295,015
3-4 Pass	543,873	2,502,983	3,462,906	2,588,050	1,112,224	1,513,771	4,592,771	87,349	16,403,927
5 Special mention	1,000	132,572	186,843	39,327	93,535	173,689	271,464	228	898,658
6-8 Classified	2	(779)	11,404	14,474	8,855	60,207	47,964	5,578	147,705
Total	$555,736	$2,841,474	$3,952,848	$2,787,770	$1,429,073	$1,953,359	$6,131,730	$93,315	$19,745,305
Current YTD period:
Gross charge-offs	$—	$—	$168	$166	$256	$12,247	$6,471	$897	$20,205
Gross recoveries	—	—	(8)	(60)	(175)	(692)	(160)	—	(1,095)
Net	$—	$—	$160	$106	$81	$11,555	$6,311	$897	$19,110

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

TDRs are a result of rate reductions, term extensions, fee concessions, and debt forgiveness, or a combination thereof. The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the periods indicated:

	Three Months Ended March 31,
	2020			2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—	$—	1	$37	$—
Income producing and other residential	—	—	—	3	789	789
Commercial:
Asset-based	4	1,741	1,741	—	—	—
Venture capital	2	2,047	2,047	6	2,105	1,242
Other commercial	15	22,165	20,389	8	585	585
Total	21	$25,953	$24,177	18	$3,516	$2,616

During the three months ended March 31, 2020, there was one venture capital loan totaling $2.3 million and one other commercial loan totaling $9,000, restructured in the preceding 12-month period that subsequently defaulted. During the three months ended March 31, 2019, there were two other commercial loans totaling $64,000 restructured in the preceding 12-month period that subsequently defaulted.

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$2,252	$3,140

The following table presents the components of leases receivable as of the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$149,740	$147,729
Unguaranteed residual assets	20,459	20,806
Deferred costs and other	581	655
Aggregate net investment in leases	$170,780	$169,190

The following table presents maturities of leases receivable as of the date indicated:

March 31, 2020
(In thousands)
Period ending December 31,
2020	$53,576
2021	59,334
2022	23,920
2023	13,324
2024	9,691
2025 and thereafter	2,352
Total undiscounted cash flows	162,197
Less: Unearned income	(12,457)
Present value of lease payments	$149,740

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended March 31, 2020
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$44,575	$30,544	$61,528	$2,138	$138,785
Charge-offs	(500)	—	(19,232)	(473)	(20,205)
Recoveries	124	—	955	16	1,095
Net charge-offs	(376)	—	(18,277)	(457)	(19,110)
Provision	41,865	18,221	37,459	455	98,000
Cumulative effect of change in accounting
principle - CECL	5,308	(8,592)	6,860	41	3,617
Balance, end of period	$91,372	$40,173	$87,570	$2,177	$221,292

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$230	$—	$6,462	$—	$6,692
Collectively evaluated	$91,142	$40,173	$81,108	$2,177	$214,600

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$25,901	$1,816	$72,280	$—	$99,997
Collectively evaluated	7,983,043	2,878,437	8,353,944	429,884	19,645,308
Ending balance	$8,008,944	$2,880,253	$8,426,224	$429,884	$19,745,305

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$46,021	$28,209	$56,360	$1,882	$132,472
Charge-offs	(196)	—	(3,003)	(266)	(3,465)
Recoveries	143	—	3,106	25	3,274
Net (charge-offs) recoveries	(53)	—	103	(241)	(191)
Provision (negative provision)	(214)	(1,001)	5,033	182	4,000
Balance, end of period	$45,754	$27,208	$61,496	$1,823	$136,281

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$270	$—	$5,931	$—	$6,201
Collectively evaluated	$45,484	$27,208	$55,565	$1,823	$130,080

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$23,908	$5,432	$71,660	$—	$101,000
Collectively evaluated	8,135,550	2,346,292	7,352,694	372,161	18,206,697
Ending balance	$8,159,458	$2,351,724	$7,424,354	$372,161	$18,307,697

The allowance for loan and lease losses increased by $83 million in the first quarter of 2020 due primarily to a provision for loan and lease losses of $98 million. The higher provision for loan and lease losses in the first quarter of 2020 was a result of the current economic forecast, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and Real GDP as a result of the COVID-19 pandemic, significant loan downgrades into special mention, and higher provisions on individually evaluated loans.

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following date:

	March 31, 2020
	Real	Business
	Property	Assets	Total
	(In thousands)
Real estate mortgage	$19,310	$—	$19,310
Real estate construction and land	1,816	—	1,816
Commercial	—	22,530	22,530
Total	$21,126	$22,530	$43,656

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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	March 31, 2020
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$138,785	$35,861	$174,646
Charge-offs	(20,205)	—	(20,205)
Recoveries	1,095	—	1,095
Net charge-offs	(19,110)	—	(19,110)
Provision	98,000	14,000	112,000
Cumulative effect of change in accounting
principle - CECL	3,617	3,710	7,327
Balance, end of period	$221,292	$53,571	$274,863

	Three Months Ended
	March 31, 2019
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$132,472	$36,861	$169,333
Charge-offs	(3,465)	—	(3,465)
Recoveries	3,274	—	3,274
Net charge-offs	(191)	—	(191)
Provision	4,000	—	4,000
Balance, end of period	$136,281	$36,861	$173,142

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	March 31,	December 31,
Property Type	2020	2019
	(In thousands)
Commercial real estate	$33	$221
Construction and land development	219	219
Total other real estate owned, net	252	440
Other foreclosed assets	1,449	—
Total foreclosed assets, net	$1,701	$440

The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2019	$440
Transfers to foreclosed assets from loans	1,776
Provision for losses	(105)
Reductions related to sales	(410)
Balance, March 31, 2020	$1,701

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment. Our regular annual impairment assessment occurs in the fourth quarter. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the condensed consolidated statements of earnings (loss).
The unprecedented decline in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations in March 2020, including our stock price. These events indicated that goodwill may be impaired and resulted in us performing a goodwill impairment assessment. As a result, we recorded a goodwill impairment charge of $1.47 billion as our estimated fair value was less than our book value. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, or liquidity position.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2019	$2,548,670
Impairment	(1,470,000)
Balance, March 31, 2020	$1,078,670

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our other intangible assets with definite lives include CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired. The aggregate amortization expense is expected to be $14.8 million for 2020. The estimated aggregate amortization expense related to our current intangible assets for each of the next four years is $10.8 million for 2021, $7.4 million for 2022, $3.8 million for 2023, and $1.7 million for 2024. Our current intangible assets are estimated to be fully amortized by the end of 2024.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$117,573	$119,497
Balance, end of period	$117,573	$119,497
Accumulated Amortization:
Balance, beginning of period	(79,179)	(62,377)
Amortization	(3,948)	(4,870)
Balance, end of period	(83,127)	(67,247)
Net CDI and CRI, end of period	$34,446	$52,250

NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	March 31,	December 31,
Other Assets	2020	2019
	(In thousands)
Cash surrender value of BOLI	$199,962	$199,029
LIHTC investments (1)	181,077	75,149
Operating lease ROU assets, net	124,897	129,301
Interest receivable	78,253	81,479
CRA investments (2)	66,713	65,152
Prepaid expenses	20,602	17,099
Taxes receivable	17,656	31,591
Equity investments without readily determinable fair values	14,914	14,890
Equity warrants (3)	4,290	3,434
Equity investments with readily determinable fair values	2,471	2,998
Other receivables/assets	23,106	16,689
Total other assets	$733,941	$636,811
____________________

(1)
During the first quarter of 2020, the Company increased the amount of its investment in low income housing project partnerships by $101 million representing the amount of related unfunded commitments, with an offset to a liability included in "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets.

(2)	Includes equity investments without readily determinable fair values of $19.2 million and $17.8 million at March 31, 2020 and December 31, 2019.

(3)	For information regarding equity warrants, see Note 10. Derivatives.
See Note 8. Leases for further details regarding the operating lease ROU assets.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Regarding our equity investments without readily determinable fair values, there were no impairments and no upward or downward adjustments during the three months ended March 31, 2020. On a cumulative basis, from January 1, 2018 through March 31, 2020, we recorded impairments of $1.0 million and upward adjustments of $286,000.
NOTE 8. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings (loss). The following table presents the components of lease expense for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Operating lease expense:
Fixed costs	$8,245	$8,302
Variable costs	13	24
Short-term lease costs	92	520
Sublease income	(1,016)	(1,126)
Net lease expense	$7,334	$7,720

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,236	$8,242
ROU assets obtained in exchange for lease obligations:
Operating leases	$4,560	$147,972

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$124,897	$129,301
Operating lease liabilities	$142,654	$145,354

Weighted average remaining lease term (in years)	5.9	6.1
Weighted average discount rate	2.77%	2.82%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the maturities of operating lease liabilities as of the date indicated:

March 31, 2020
(In thousands)
Period ending December 31,
2020	$25,163
2021	31,675
2022	25,859
2023	22,992
2024	15,729
2025 and thereafter	34,522
Total operating lease liabilities	155,940
Less: Imputed interest	(13,286)
Present value of operating lease liabilities	$142,654

Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings (loss), according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings (loss).
The following table presents the rental payments to be received on operating leases as of the date indicated:

March 31, 2020
(In thousands)
Period ending December 31,
2020	$31,434
2021	39,086
2022	33,046
2023	25,554
2024	20,903
2025 and thereafter	37,283
Total undiscounted cash flows	$187,306

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,904,000	0.51%	$1,318,000	1.66%
FHLB unsecured overnight advance	141,000	0.11%	141,000	1.56%
AFX short-term borrowings	250,000	0.18%	300,000	1.61%
Non‑recourse debt	—	—%	8	7.50%
Total borrowings	$2,295,000	0.45%	$1,759,008	1.64%

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of March 31, 2020 of $6.0 billion, collateralized by a blanket lien on $6.3 billion of qualifying loans and $2.0 billion of securities.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the dates indicated:

	March 31, 2020			December 31, 2019
			Maturity			Maturity
	Balance	Rate	Date	Balance	Rate	Date
	(Dollars in thousands)
Overnight advance	$1,154,000	0.21%	4/1/2020	$1,318,000	1.66%	1/2/2020
Term advance	250,000	0.98%	3/2/2021	—	—%	—
Term advance	250,000	0.96%	9/2/2021	—	—%	—
Term advance	250,000	0.94%	3/2/2022	—	—%	—
Total FHLB secured advances	$1,904,000	0.51%		$1,318,000	1.66%

FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2020, the Bank had secured borrowing capacity of $1.9 billion collateralized by liens covering $2.6 billion of qualifying loans. As of March 31, 2020 and December 31, 2019, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $141.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which $141.0 million was outstanding at March 31, 2020. At December 31, 2019, the balance outstanding was $141.0 million.
Federal Funds Arrangements with Commercial Banks. As of March 31, 2020, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2020 and December 31, 2019, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2020, the balance outstanding was $250.0 million, which consisted of $250.0 million in overnight borrowings. As of December 31, 2019, there were $300.0 million in overnight borrowings outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	March 31, 2020		December 31, 2019		Date	Maturity	Rate Index
Series	Balance	Rate	Balance	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.94%	$10,310	5.00%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	3.79%	10,310	4.94%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	3.79%	5,155	4.85%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	4.52%	61,856	4.69%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	2.43%	20,619	3.58%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	2.34%	16,495	3.49%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	2.29%	10,310	3.44%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	2.69%	82,475	3.85%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	3.72%	128,866	3.89%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	3.72%	51,545	3.89%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	3.72%	51,550	3.89%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (1)	28,432	1.65%	28,902	1.64%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	3.72%	16,470	3.89%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	3.72%	6,650	3.89%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	3.72%	39,177	3.89%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Gross subordinated debentures	540,220	3.43%	540,690	3.87%
Unamortized discount (2)	(81,226)		(82,481)
Net subordinated debentures	$458,994		$458,209
___________________

(1)	Denomination is in Euros with a value of €25.8 million.

(2)	Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
NOTE 10.  DERIVATIVES
The Company uses derivatives to manage exposure to market risk, primarily foreign currency risk and interest rate risk, and to assist customers with their risk management objectives. The Company uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities. As of March 31, 2020, all of our derivatives were held for risk management purposes and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These derivatives provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received on assets and liabilities denominated in foreign currencies as the result of changes to exchange rates. Our derivatives are carried at fair value and recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in "Noninterest income - other" in the condensed consolidated statements of earnings (loss). For the three months ended March 31, 2020, changes in fair value recorded through noninterest income in the condensed consolidated statements of earnings (loss) were immaterial.
In connection with negotiated credit facilities and certain other services, we may obtain equity warrant assets giving us the right to acquire stock in primarily private, venture-backed companies. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks nor do we use other derivative instruments to hedge economic risks stemming from equity warrant assets. We account for equity warrant assets as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815. These equity warrant assets are recorded at estimated fair value and are classified as "Other assets" on our condensed consolidated balance sheets at the time they are obtained. See Note 7. Other Assets.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures.
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	March 31, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$10,932	$120	$15,159	$71
Foreign exchange contracts	90,122	4,826	91,144	1,163
Other derivative assets	101,054	4,946	106,303	1,234
Equity warrant assets	26,469	4,290	26,079	3,434
Total	$127,523	$9,236	$132,382	$4,668

Derivative Liabilities:
Interest rate contracts	$10,932	$120	$15,159	$71
Foreign exchange contracts	90,122	1,032	91,144	684
Total	$101,054	$1,152	$106,303	$755

NOTE 11.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	March 31,	December 31,
	2020	2019
	(In thousands)
Loan commitments to extend credit	$7,697,724	$8,183,158
Standby letters of credit	368,979	355,503
Commitments to contribute capital to small business
investment companies and CRA-related loan pools	50,518	40,698
Commitments to contribute capital to low income housing
project partnerships (1)	—	88,515
Commitments to contribute capital to private equity funds	50	50
Total	$8,117,271	$8,667,924

____________________

(1)
During the first quarter of 2020, the Company increased the amount of its investment in low income housing project partnerships by $101 million representing the amount of related unfunded commitments, with an offset to a liability included in "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets.

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
In addition, we invest in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of March 31, 2020 and December 31, 2019, we had commitments to contribute capital to these entities totaling $50.5 million and $40.7 million. We also had commitments to contribute up to an additional $50,000 to private equity funds at March 31, 2020 and December 31, 2019.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to small business investment companies and CRA-related loan pools as of the date indicated:

March 31, 2020
(In thousands)
Period ending December 31,
2020	$31,698
2021	18,820
Total	$50,518

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily securities available‑for‑sale and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and leases and other real estate owned and also to record impairment on certain assets, such as goodwill, CDI, and other long‑lived assets.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	March 31, 2020
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency commercial MBS	$1,125,432	$—	$1,125,432	$—
Agency residential CMOs	1,102,097	—	1,102,097	—
Municipal securities	733,884	—	733,884	—
Agency residential MBS	289,831	—	289,831	—
Asset-backed securities	210,699	—	196,080	14,619
Collateralized loan obligations	130,082	—	130,082	—
Private label residential CMOs	97,862	—	92,920	4,942
SBA securities	45,441	—	45,441	—
Corporate debt securities	16,957	—	16,957	—
U.S. Treasury securities	5,378	5,378	—	—
Total securities available-for-sale	$3,757,663	$5,378	$3,732,724	$19,561
Equity investments with readily determinable fair values	$2,471	$2,471	$—	$—
Derivatives (1):
Equity warrants	4,290	—	—	4,290
Other derivative assets	4,946	—	4,946	—
Derivative liabilities	1,152	—	1,152	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2019
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency commercial MBS	$1,108,224	$—	$1,108,224	$—
Agency residential CMOs	1,136,397	—	1,136,397	—
Municipal securities	735,159	—	735,159	—
Agency residential MBS	305,198	—	305,198	—
Asset-backed securities	214,783	—	198,348	16,435
Collateralized loan obligations	123,756	—	123,756	—
Private label residential CMOs	99,483	—	93,219	6,264
SBA securities	48,258	—	48,258	—
Corporate debt securities	20,748	—	20,748	—
U.S. Treasury securities	5,181	5,181	—	—
Total securities available-for-sale	$3,797,187	$5,181	$3,769,307	$22,699
Equity investments with readily determinable fair values	$2,998	$2,998	$—	$—
Derivatives (1):
Equity warrants	3,434	—	—	3,434
Other derivative assets	1,234	—	1,234	—
Derivative liabilities	755	—	755	—

____________________

(1)	For information regarding derivative instruments, see Note 10. Derivatives.
During the three months ended March 31, 2020, there were no transfers from or to Level 3 assets measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label residential CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	March 31, 2020
	Private Label Residential CMOs		Asset-Backed Securities
		Weighted	Input or	Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input (1)	of Inputs	Input (2)
Voluntary annual prepayment speeds (3)	2.1% - 19.1%	11.8%	15.0%	15.0%
Annual default rates (3)	0.3% - 35.7%	1.6%	2.0%	2.0%
Loss severity rates (3)	1.6% - 183.7%	57.0%	60.0%	60.0%
Discount rates	2.3% - 14.6%	8.1%	5.5% - 5.6%	5.5%

____________________

(1)	Unobservable inputs for private label residential CMOs were weighted by the relative fair values of the instruments.

(2)	Discount rates for asset-backed securities were weighted by the relative fair values of the instruments.

(3)	The voluntary annual prepayment speeds, annual default rates, and loss severity rates were the same for all of the asset-backed securities.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	March 31, 2020
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	21.2% - 251.5%	24.9%
Risk-free interest rate	0.1% - 0.4%	0.3%
Remaining life assumption (in years)	0.08 - 4.99	3.06

____________________

(1)	Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label residential CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private Label	Asset-Backed	Equity
	Residential CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2019	$6,264	$16,435	$3,434
Total included in earnings	118	(11)	837
Total included in other comprehensive income	(959)	(687)	—
Issuances	—	—	120
Sales	—	—	(101)
Net settlements	(481)	(1,118)	—
Balance, March 31, 2020	$4,942	$14,619	$4,290

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$726	$(490)

The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	March 31, 2020
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases (1)	$59,440	$—	$4,456	$54,984
Total non-recurring	$59,440	$—	$4,456	$54,984
______________________

(1)	Includes nonaccrual loans and leases and performing TDRs with balances greater than $250,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurement as of
	December 31, 2019
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans and leases (1)	$28,706	$—	$1,083	$27,623
OREO	105	—	—	105
Total non-recurring	$28,811	$—	$1,083	$27,728
_____________________
(1)    Includes all nonaccrual loans and leases and performing TDRs.
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended
Losses on Assets	March 31,
Measured on a Non‑Recurring Basis	2020	2019
	(In thousands)
Individually evaluated loans and leases (1)	$18,907	$3,756
Loans held for sale	—	1,707
OREO	105	—
Total losses	$19,012	$5,463

_____________________
(1)    For 2019, losses are based on impaired loans and leases.
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	March 31, 2020
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	$39,262	Discounted cash flows	Discount rates	3.50% - 10.46%	8.03%
Individually evaluated			Discount from
loans and leases	15,267	Third party appraisal	appraisal (1)	54.06%	54.06%
Individually evaluated
loans and leases	455	Third party appraisals	No discounts
Total non-recurring Level 3	$54,984

____________________
(1)    Relates to one loan at March 31, 2020.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$172,570	$172,570	$172,570	$—	$—
Interest‑earning deposits in financial institutions	439,690	439,690	439,690	—	—
Securities available‑for‑sale	3,757,663	3,757,663	5,378	3,732,724	19,561
Investment in FHLB stock	54,244	54,244	—	54,244	—
Loans and leases held for investment, net	19,524,013	19,072,790	—	4,456	19,068,334
Equity warrants	4,290	4,290	—	—	4,290
Other derivative assets	4,946	4,946	—	4,946	—
Equity investments with readily determinable fair values	2,471	2,471	2,471	—	—

Financial Liabilities:
Core deposits	16,050,522	16,050,522	—	16,050,522	—
Non-core non-maturity deposits	836,157	836,157	—	836,157	—
Time deposits	2,689,158	2,701,350	—	2,701,350	—
Borrowings	2,295,000	2,299,563	1,545,000	754,563	—
Subordinated debentures	458,994	442,418	—	442,418	—
Derivative liabilities	1,152	1,152	—	1,152	—

	December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$172,585	$172,585	$172,585	$—	$—
Interest‑earning deposits in financial institutions	465,039	465,039	465,039	—	—
Securities available‑for‑sale	3,797,187	3,797,187	5,181	3,769,307	22,699
Investment in FHLB stock	40,924	40,924	—	40,924	—
Loans and leases held for investment, net	18,708,087	19,055,004	—	1,083	19,053,921
Equity warrants	3,434	3,434	—	—	3,434
Other derivative assets	1,234	1,234	—	1,234	—
Equity investments with readily determinable fair values	2,998	2,998	2,998	—	—

Financial Liabilities:
Core deposits	16,187,287	16,187,287	—	16,187,287	—
Non-core non-maturity deposits	496,407	496,407	—	496,407	—
Time deposits	2,549,342	2,549,260	—	2,549,260	—
Borrowings	1,759,008	1,759,008	1,759,000	8	—
Subordinated debentures	458,209	441,617	—	441,617	—
Derivative liabilities	755	755	—	755	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Operations and Summary of Significant Accounting Policies, and Note 14. Fair Value Measurements, to the Consolidated Financial Statements of the Company's 2019 Annual Report on Form 10-K.
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2020, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 13.  EARNINGS (LOSS) PER SHARE
The following table presents the computations of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(Dollars in thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$(1,433,111)	$117,881	$112,604
Less: Earnings allocated to unvested restricted stock(1)	(939)	(1,458)	(1,163)
Net earnings (loss) allocated to common shares	$(1,434,050)	$116,423	$111,441

Weighted-average basic shares and unvested restricted
stock outstanding	118,775	119,804	122,227
Less: Weighted-average unvested restricted stock
outstanding	(1,495)	(1,566)	(1,352)
Weighted-average basic shares outstanding	117,280	118,238	120,875

Basic earnings (loss) per share	$(12.23)	$0.98	$0.92

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$(1,434,050)	$116,423	$111,441

Weighted-average diluted shares outstanding	117,280	118,238	120,875

Diluted earnings (loss) per share	$(12.23)	$0.98	$0.92

________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table presents interest income and noninterest income, the components of total revenue, as disclosed in the condensed consolidated statements of earnings (loss) and the related amounts which are from contracts with customers within the scope of ASC Topic 606, "Revenue from Contracts with Customers," for the periods indicated. As illustrated here, substantially all of our revenue is specifically excluded from the scope of ASC Topic 606.

	Three Months Ended March 31,
	2020		2019
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$291,332	$—	$304,559	$—
Noninterest income:
Service charges on deposit accounts	2,658	2,658	3,730	3,730
Other commissions and fees	9,721	4,154	11,008	4,538
Leased equipment income	12,251	—	9,282	—
Gain on sale of loans	87	—	—	—
Gain on sale of securities	182	—	2,161	—
Other income	4,201	336	4,883	371
Total noninterest income	29,100	7,148	31,064	8,639
Total revenue	$320,432	$7,148	$335,623	$8,639

The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Products and services transferred at a point in time	$4,236	$4,546
Products and services transferred over time	2,912	4,093
Total revenue from contracts with customers	$7,148	$8,639

Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Receivables, which are included in "Other assets"	$447	$1,094
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$457	$490

Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the three months ended March 31, 2020 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $33,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, employees, and consultants. The 2017 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of March 31, 2020, there were 2,343,255 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan remain outstanding, but are due to vest no later than February 2021.
Restricted Stock
Restricted stock amortization totaled $6.5 million and $5.8 million for the three months ended March 31, 2020 and 2019. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings (loss). The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of March 31, 2020 totaled $54.3 million.
Time-Based Restricted Stock Awards
At March 31, 2020, there were 1,436,957 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans. The TRSAs generally vest ratably over a service period of three to four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
Performance-Based Restricted Stock Units
At March 31, 2020, there were 338,836 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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
ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)"
This Update clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.

		January 1, 2021	The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2020-04, "Reference Rate Reform (Topic 848)"
This Update provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other agreements affected by the anticipated transition away from LIBOR toward new interest reference rates. For agreements that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. This Update also provides numerous optional expedients for derivative accounting. An entity may elect to apply this Update for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We anticipate that ASU 2020-04 will simplify any modifications we execute between the selected start date (not yet determined) and December 31, 2022 that are directly related to LIBOR transition.

		March 12, 2020 through December 31, 2022	The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 17.  SUBSEQUENT EVENTS
Common Stock Dividends
On May 1, 2020, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share. The cash dividend is payable on May 29, 2020 to stockholders of record at the close of business on May 20, 2020.
The Company has evaluated events that have occurred subsequent to March 31, 2020 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•
the COVID-19 pandemic is adversely affecting the Company, its employees, customers and third-party service providers, and the ultimate extent of the impacts of the pandemic and related government stimulus programs on its business, financial position, results of operations, liquidity and prospects is uncertain. Continued deterioration in general business and economic conditions could adversely affect the Company’s revenues and the values of its assets and liabilities, lead to a tightening of credit and increase stock price volatility;

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

•	changes in credit quality and the effect of credit quality and the CECL accounting standard on our provision for credit losses and allowance for loan and lease losses;

•	our ability to attract deposits and other sources of funding or liquidity;

•	the need to retain capital for strategic or regulatory reasons;

•
compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases, changes in our asset or liability mix, and/or changes to the cost of deposits and borrowings;

•	uncertainty regarding the future of LIBOR and the potential transition away from LIBOR toward new reference rates;

•	reduced demand for our services due to strategic or regulatory reasons or reduced demand for our products due to legislative changes such as new rent control laws;

•	our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;

•	legislative or regulatory requirements or changes, including an increase of capital requirements, and increased political and regulatory uncertainty;

•	the impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	higher than anticipated increases in operating expenses;

•	lower than expected dividends paid from the Bank to the holding company;

•	the amount and exact timing of any common stock repurchases will depend upon market conditions and other factors;

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 74 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank also offers venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovative hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2020, accounted for 89.6% of net revenue (net interest income plus noninterest income).
At March 31, 2020, the Company had total assets of $26.1 billion, including $19.7 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale, compared to $26.8 billion of total assets, including $18.8 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale at December 31, 2019. The $627.5 million decrease in total assets since year-end was due primarily to a $1.47 billion write-down of goodwill, offset partially by an increase of $898.4 million in loans and leases. The increase in loans and leases was driven mostly by increased balances on existing loans resulting primarily from disbursements on construction loans and equity fund loans.

At March 31, 2020, the Company had total liabilities of $22.8 billion, including total deposits of $19.6 billion and borrowings of $2.3 billion, compared to $21.8 billion of total liabilities, including $19.2 billion of total deposits and $1.8 billion of borrowings at December 31, 2019. The $936.8 million increase in total liabilities since year-end was due mainly to increases of $536.0 million in borrowings, primarily FHLB advances, $339.8 million in non-core non-maturity deposits, and $139.8 million in time deposits, offset partially by a decrease of $136.8 million in core deposits. The decrease in core deposits was due primarily to a $420.8 million decrease in interest checking deposits, offset partially by a $266.9 million increase in noninterest-bearing demand deposits. At March 31, 2020, core deposits totaled $16.1 billion, or 82% of total deposits, including $7.5 billion of noninterest-bearing demand deposits, or 38% of total deposits.
At March 31, 2020, the Company had total stockholders' equity of $3.4 billion compared to $5.0 billion at December 31, 2019. The $1.6 billion decrease in stockholders' equity since year-end was due mainly to a $1.43 billion net loss, attributable primarily to a $1.47 billion goodwill impairment charge, $71.2 million of cash dividends paid, and $70.0 million of common stock repurchased under the Stock Repurchase Program, offset partially by a $12.3 million increase in accumulated other comprehensive income. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 9.22% and 12.07% at March 31, 2020.
Recent Events
COVID-19 Pandemic
The outbreak of the Coronavirus Disease ("COVID-19") pandemic has impacted our business and operations in several ways as outlined below. Our first priority was the safety and health of our employees and customers as we navigated our way through the quickly unfolding events that began in March. We activated our Business Continuity Team and Pandemic Plan under the direction of a special task force comprised of executive level management from various departments to work closely with the Business Continuity Team to help lead our people and our business through this period of uncertainty.
Our Employees
We took several actions in March to move everyone possible to a remote working environment; however as an essential business service, some of our employees are required to work at one of our critical offices or at one of our branch locations where we have applied social distancing to the best of our ability. We suspended all employee business travel and canceled all hosted client events. We required anyone who has traveled personally to a foreign country, on a cruise or to/from the New York, New Jersey or Connecticut area, to self-quarantine for 14 days. Despite these restrictions, we have remained fully operational and able to meet the needs of our clients and the communities we serve. To recognize our employees who must work in our branches or critical locations, we have implemented a special bonus program of up to $1,000 payable in April and May of 2020.
Our Clients and Branch Operations
Our primary branch operations are within California, which has been under a "Stay-at-home" executive order by the state governor since March 13. In an effort to do our part, despite being an essential business service, we have taken steps to promote social distancing in our branch locations. We have closed the lobbies of 27 branches where drive-up tellers are available, temporarily closed 19 branch locations that were within close proximity to other branches, established rotating branch teams whereby one team is in the branch one week and then another team the following week, reduced the hours in our open branches and, starting in early April, began having our employees wear face masks when interacting with clients and colleagues. We have also encouraged customers to utilize our mobile banking services or our drive-up locations.

Impact to Our Business
To date, from a business perspective, the impacts from the COVID-19 pandemic have been primarily related to our loan portfolio. We have experienced an increase in customers seeking loan modifications through payment deferrals and extension of terms. As of May 6, 2020, loan modifications and/or extensions were made on approximately 4.7% of the loan portfolio, however we expect to receive additional loan modification requests going forward. At the same time, we saw requests for SBA loans under the provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, such as the Paycheck Protection Program ("PPP"), and are actively working with customers on these requests and modifications to help them through these challenging times. As of May 6, 2020, we assisted approximately 4,100 of our customers in obtaining SBA approval for approximately $1.34 billion in loans through the PPP.
As events unfolded in March, we immediately increased the monitoring of our loan and lease portfolio with particular emphasis on certain loan and lease portfolios that we expected to be most impacted by the COVID-19 pandemic, such as hotel, retail, aviation, restaurant, and oil services loan and lease portfolios. The economic impacts caused by the COVID-19 pandemic have resulted in loan and lease risk rating downgrades across these loan and lease portfolios, as we experienced an increase in special mention loans of $576 million. Our exposure to these loan and lease portfolios, which includes equipment leased to others under operating leases, is as follows:

	March 31, 2020
		Special			% of Total
Loan and Lease Portfolio	Classified	Mention	Pass	Total	Loans
	(Dollars in millions)
Hotel	$2	$304	$779	$1,085	5.5%
Retail	5	48	590	643	3.3%
Aviation	—	119	227	346	1.8%
Restaurant	10	5	147	162	0.8%
Oil services	15	1	121	137	0.7%
Total	$32	$477	$1,864	$2,373	12.1%
The deterioration in economic conditions caused by the COVID-19 pandemic significantly impacted the economic forecasts and assumptions used in our estimation process for the allowance for credit losses under the current expected credit loss (“CECL”) methodology, which we adopted on January 1, 2020. Our provision for credit losses for the first quarter of 2020 increased by $109 million from the fourth quarter of 2019 to $112 million. The combination of the deterioration in the economic forecasts used in the allowance for credit losses process, combined with the loan downgrades mentioned above, and an increase in the provision for individually evaluated loans, all contributed to a substantially higher provision for credit losses for the quarter. For further details on CECL and the impacts to our process in the first quarter, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein. .
The economic impact of the COVID-19 pandemic also resulted in market volatility and a significant decline in stock market valuations, including our stock price. As a result, we performed an updated goodwill impairment assessment and recorded goodwill impairment of $1.47 billion as the estimated fair value of equity was less than book value as of March 31, 2020. This is a non-cash charge and had no impact on our regulatory capital ratios, cash flows, or liquidity position.
On March 23, 2020, we announced the temporary suspension of share repurchases under our stock repurchase program until June 30, 2020 and, as announced on April 21, 2020, indefinitely suspended any repurchases in light of recent COVID-19 pandemic-related developments. We have not repurchased any shares since February 28, 2020.
Looking ahead, we expect the operating environment to remain challenging while the stay-at-home orders and national emergency remain in effect and then beyond as those orders are lifted and as businesses re-open and the economy begins the path to recovery. We expect continued requests for loan modifications and will continue to be actively engaged in programs offered via the CARES Act or other economic stimulus plans.

Resignation of Executive Officer
On January 10, 2020, Laird Boulden announced his resignation from his position as EVP, President of the National Lending Group of the Company and the Bank to be effective on March 1, 2020. Effective March 1, 2020, Laird Boulden now serves as EVP, Executive Chairman of the Bank.
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
Net interest income is affected by changes in both interest rates and the volume of average interest‑earning assets and interest‑bearing liabilities. Our primary interest‑earning assets are loans and investment securities, and our primary interest‑bearing liabilities are deposits and borrowings. Contributing to our high net interest margin is our high yield on loans and leases and competitive cost of deposits. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we seek to minimize the impact of these variances by attracting a high percentage of noninterest‑bearing deposits.
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
The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans and leases, and we measure our success by the levels of our classified loans and leases, nonaccrual loans and leases, and net charge‑offs. We maintain an allowance for credit losses on loans and leases, which is the sum of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off‑balance sheet credit exposures. Loans and leases that are deemed uncollectable are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio is based on our allowance methodology, which considers the impact of assumptions and is reflective of historical experience, economic forecasts viewed to be reasonable and supportable by management, the current loan and lease composition, and relative credit risks known as of the balance sheet date. For originated and acquired credit‑deteriorated loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination date or after the acquisition date, respectively.

We regularly review loans and leases to determine whether there has been any deterioration in credit quality resulting from borrower operations or changes in collateral value or other factors which may affect collectability of our loans and leases. Changes in economic conditions, such as the rate of economic growth, the unemployment rate, rate of inflation, increases in the general level of interest rates, declines in real estate values, changes in commodity prices, and adverse conditions in borrowers’ businesses, could negatively impact our borrowers and cause us to adversely classify loans and leases. An increase in classified loans and leases generally results in increased provisions for credit losses and an increased allowance for credit losses. Any deterioration in the commercial real estate market may lead to increased provisions for credit losses because our loans are concentrated in commercial real estate loans.
The Level of Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the largest components of which are compensation and occupancy expense. It also includes costs that tend to vary based on the volume of activity, such as loan and lease production and the number and complexity of foreclosed assets. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio, which is calculated by dividing noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain (loss) on sale of securities and gain (loss) on sales of assets other than loans and leases).
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended
		March 31,	December 31,	March 31,
Efficiency Ratio		2020	2019	2019
		(Dollars in thousands)
Noninterest expense		$1,587,970	$123,728	$126,287
Less:	Intangible asset amortization	3,948	4,153	4,870
	Foreclosed assets expense (income), net	66	(3,446)	29
	Goodwill impairment	1,470,000	—	—
	Acquisition, integration and reorganization costs	—	(269)	618
Noninterest expense used for efficiency ratio		$113,956	$123,290	$120,770

Net interest income (tax equivalent)		$251,428	$248,374	$256,052
Noninterest income		29,100	27,176	31,064
Net revenues		280,528	275,550	287,116
Less:	Gain on sale of securities	182	184	2,161
Net revenues used for efficiency ratio		$280,346	$275,366	$284,955

Efficiency ratio		40.6%	44.8%	42.4%

Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates relate to the allowance for credit losses on loans and leases held for investment, the carrying value of goodwill and other intangible assets, and the realization of deferred income tax assets and liabilities.
Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Updates to our critical accounting policies and estimates are described below.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment. Our regular annual impairment assessment occurs in the fourth quarter. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the condensed consolidated statements of earnings (loss).
Allowance for Credit Losses on Loans and Leases Held for Investment
For information regarding the calculation of the allowance for credit losses on loans and leases held for investment using the CECL methodology effective January 1, 2020, see " - Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" and "Note 1. Organization - Significant Accounting Policies and Accounting Standards Adopted in 2020," of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." For further information regarding our critical accounting policies and estimates, refer to our Annual Report on Form 10‑K for the year ended December 31, 2019.

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

		Three Months Ended
		March 31,	December 31,	March 31,
Return on Average Tangible Equity		2020	2019	2019
		(Dollars in thousands)
Net earnings (loss)		$(1,433,111)	$117,881	$112,604
Add:	Intangible asset amortization	3,948	—	—
	Goodwill impairment	1,470,000	—	—
	Adjusted net earnings used for return on average tangible equity	$40,837	$117,881	$112,604

Average stockholders' equity		$4,956,778	$4,930,182	$4,815,965
Less:	Average intangible assets	2,569,189	2,589,217	2,603,842
Average tangible common equity		$2,387,589	$2,340,965	$2,212,123

Return on average equity (1)		(116.28)%	9.49%	9.48%
Return on average tangible equity (2)		6.88%	19.98%	20.64%
___________________________________

(1)	Annualized net earnings (loss) divided by average stockholders' equity.

(2)	Annualized adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	March 31,	December 31,
Tangible Book Value Per Share	2020	2019
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,390,389	$4,954,697
Less: Intangible assets	1,113,116	2,587,064
Tangible common equity	$2,277,273	$2,367,633

Total assets	$26,143,267	$26,770,806
Less: Intangible assets	1,113,116	2,587,064
Tangible assets	$25,030,151	$24,183,742

Equity to assets ratio	12.97%	18.51%
Tangible common equity ratio (1)	9.10%	9.79%
Book value per share	$28.75	$41.36
Tangible book value per share (2)	$19.31	$19.77
Shares outstanding	117,916,789	119,781,605
_______________________________________

(1)	Tangible common equity divided by tangible assets.

(2)	Tangible common equity divided by shares outstanding.

•
Adjusted net earnings and adjusted earnings per share: These non-GAAP measurements are presented in the following tables for the periods presented. See Note 13. Earnings (Loss) Per Share for the GAAP calculation of earnings per share.

		Three Months Ended
Adjusted Net Earnings and		March 31,	December 31,	March 31,
Adjusted Earnings Per Share		2020	2019	2019
		(Dollars in thousands)
Adjusted Net Earnings:
Net earnings (loss)		$(1,433,111)	$117,881	$112,604
Add:	Goodwill impairment	1,470,000	—	—
	Adjusted net earnings	$36,889	$117,881	$112,604

Adjusted Basic Earnings Per Share:
Adjusted net earnings		$36,889	$117,881	$112,604
Less:	Earnings allocated to unvested restricted
	stock	(939)	(1,458)	(1,163)
Adjusted net earnings allocated to common shares		$35,950	$116,423	$111,441

Weighted-average basic shares and unvested restricted
	stock outstanding	118,775	119,804	122,227
Less:	Weighted-average unvested restricted
	stock outstanding	(1,495)	(1,566)	(1,352)
Weighted-average basic shares outstanding		117,280	118,238	120,875

Adjusted basic earnings per share		$0.31	$0.98	$0.92

Adjusted Diluted Earnings Per Share:
Adjusted net earnings allocated to common shares		$35,950	$116,423	$111,441

Weighted-average diluted shares outstanding		117,280	118,238	120,875

Adjusted diluted earnings per share		$0.31	$0.98	$0.92

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(Dollars in thousands, except per share data)
Earnings Summary:
Net interest income	$249,747	$246,619	$254,876
Provision for credit losses	(112,000)	(3,000)	(4,000)
Noninterest income	29,100	27,176	31,064
Noninterest expense	(1,587,970)	(123,728)	(126,287)
Earnings (loss) before income taxes	(1,421,123)	147,067	155,653
Income tax expense	(11,988)	(29,186)	(43,049)
Net earnings (loss)	$(1,433,111)	$117,881	$112,604

Performance Measures:
Diluted earnings (loss) per share	$(12.23)	$0.98	$0.92
Annualized return on:
Average assets	(21.27)%	1.77%	1.77%
Average tangible equity (1)(2)	6.88%	19.98%	20.64%
Net interest margin (tax equivalent)	4.31%	4.33%	4.69%
Yield on average loans and leases (tax equivalent)	5.54%	5.67%	6.16%
Cost of average total deposits	0.59%	0.71%	0.73%
Efficiency ratio	40.6%	44.8%	42.4%
_____________________________

(1)	Calculation reduces average stockholder's equity by average intangible assets.

(2)	See "- Non-GAAP Measurements."
First Quarter of 2020 Compared to Fourth Quarter of 2019
Net loss for the first quarter of 2020 was $1.43 billion, or a loss of $12.23 per diluted share, compared to net earnings for the fourth quarter of 2019 of $117.9 million, or $0.98 per diluted share. The $1.55 billion decrease in net earnings from the prior quarter was due primarily to a $1.47 billion goodwill impairment charge and a higher provision for credit losses of $109.0 million. The increase in the provision for credit losses in the first quarter of 2020 was the result of the impact of the current economic forecast which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and Real GDP, significant loan downgrades into special mention, and higher provisions on individually evaluated loans. Excluding the goodwill impairment, net earnings for the first quarter of 2020 were $36.9 million, or $0.31 per diluted share, with the decrease from the fourth quarter of 2019 primarily attributable to the higher provision for credit losses. See "Non-GAAP Measurements" for the calculations of these amounts.
First Quarter of 2020 Compared to First Quarter of 2019
Net loss for the first quarter of 2020 was $1.43 billion, or a loss of $12.23 per diluted share, compared to net earnings for the first quarter of 2019 of $112.6 million, or $0.92 per diluted share. The $1.55 billion decrease in net earnings from the year-ago quarter was due primarily to a $1.47 billion goodwill impairment charge and a higher provision for credit losses of $108.0 million. The increase in the provision for credit losses in the first quarter of 2020 was the result of the impact of the current economic forecast which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and Real GDP, significant loan downgrades into special mention, and higher provisions on individually evaluated loans.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$19,065,035	$262,764	5.54%	$18,470,583	$263,783	5.67%	$18,064,230	$274,513	6.16%
Investment securities (2)(4)	3,853,217	28,641	2.99%	3,811,216	29,509	3.07%	3,968,531	30,572	3.12%
Deposits in financial institutions	537,384	1,608	1.20%	498,068	2,056	1.64%	111,950	650	2.35%
Total interest‑earning assets (2)	23,455,636	293,013	5.02%	22,779,867	295,348	5.14%	22,144,711	305,735	5.60%
Other assets	3,643,404			3,600,872			3,631,238
Total assets	$27,099,040			$26,380,739			$25,775,949

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$3,466,812	7,135	0.83%	$3,731,696	10,031	1.07%	$3,041,822	9,321	1.24%
Money market	5,247,866	10,016	0.77%	5,117,553	12,063	0.94%	5,274,987	14,908	1.15%
Savings	497,959	160	0.13%	509,497	204	0.16%	553,032	242	0.18%
Time	2,684,143	10,936	1.64%	2,744,156	12,504	1.81%	2,286,932	9,764	1.73%
Total interest‑bearing deposits	11,896,780	28,247	0.95%	12,102,902	34,802	1.14%	11,156,773	34,235	1.24%
Borrowings	2,026,749	6,778	1.35%	1,179,220	5,189	1.75%	1,218,319	7,710	2.57%
Subordinated debentures	458,399	6,560	5.76%	456,997	6,983	6.06%	454,203	7,738	6.91%
Total interest‑bearing liabilities	14,381,928	41,585	1.16%	13,739,119	46,974	1.36%	12,829,295	49,683	1.57%
Noninterest‑bearing demand deposits	7,357,717			7,338,888			7,783,652
Other liabilities	402,617			372,550			347,037
Total liabilities	22,142,262			21,450,557			20,959,984
Stockholders’ equity	4,956,778			4,930,182			4,815,965
Total liabilities and
stockholders' equity	$27,099,040			$26,380,739			$25,775,949
Net interest income (2)		$251,428			$248,374			$256,052
Net interest rate spread (2)			3.86%			3.78%			4.03%
Net interest margin (2)			4.31%			4.33%			4.69%

Total deposits (5)	$19,254,497	$28,247	0.59%	$19,441,790	$34,802	0.71%	$18,940,425	$34,235	0.73%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.

(2)	Tax equivalent.

(3)	Includes discount accretion on acquired loans of $4.8 million, $3.0 million, and $3.0 million for the three months ended March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

(4)
Includes tax-equivalent adjustments of $1.2 million, $1.4 million, and $0.9 million for the three months ended March 31, 2020, December 31, 2019, and March 31, 2019, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.

(5)
Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

First Quarter of 2020 Compared to Fourth Quarter of 2019
Net interest income increased by $3.1 million to $249.7 million for the first quarter of 2020 compared to $246.6 million for the fourth quarter of 2019 due mainly to a lower cost of average interest-bearing liabilities and a higher balance of average loans and leases, offset partially by a lower yield on average loan and lease balances and one less day in the first quarter. The tax-equivalent yield on average loans and leases was 5.54% for the first quarter of 2020 compared to 5.67% for the fourth quarter of 2019. The decrease in the yield on average loans and leases was due principally to the repricing of variable-rate loans causing lower coupon interest.
The tax equivalent NIM was 4.31% for the first quarter of 2020 compared to 4.33% for the fourth quarter of 2019. The decrease in the tax equivalent NIM was due mainly to the repricing of variable-rate loans causing lower coupon interest, offset partially by the lower cost of average interest-bearing liabilities. Despite the above, the NIM proved to be resilient in part due to interest rate floors on variable-rate loans.
The cost of average total deposits decreased to 0.59% for the first quarter of 2020 from 0.71% for the fourth quarter of 2019. The lower cost of average interest-bearing deposits reflected actions taken to reduce deposit rates in light of the two emergency interest rate cuts by the Federal Reserve in March of 2020. The cost of average interest-bearing deposits declined by 19 basis points and the cost of average total deposits declined by 12 basis points in the first quarter. The spot rate of our cost of deposits was 33 basis points on March 31, 2020.
First Quarter of 2020 Compared to First Quarter of 2019
Net interest income decreased by $5.1 million to $249.7 million for the first quarter of 2020 compared to $254.9 million for the first quarter of 2019 due to the decline in interest income exceeding the decline in interest expense. Interest income decreased by $13.2 million due mainly to a lower yield on loans and leases offset partially by a higher balance of average loans and leases. Interest expense decreased by $8.1 million due primarily to a lower cost of average interest-bearing liabilities in conjunction with decreased market rates, offset partially by a shift in our deposit mix resulting from an increase in average interest-bearing deposits and a decrease in average noninterest-bearing deposits. The tax equivalent yield on average loans and leases was 5.54% for the first quarter of 2020 compared to 6.16% for the same quarter of 2019. The decrease in the yield on average loans and leases was due in part to lower loan coupon interest from the repricing of variable-rate loans in conjunction with decreased market rates. The decrease in the yield on average loans and leases was also influenced by the credit de-risking initiatives taken over the last couple of years which has seen the replacement of higher yielding loans, such as cash flow, with lower yielding multi-family and equity fund loans.
The tax equivalent NIM was 4.31% for the first quarter of 2020 compared to 4.69% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to the decrease in the yield on average loans and leases as described above, offset partially by lower deposit and borrowing costs. Total discount accretion on acquired loans contributed eight basis points to the NIM for the first quarter of 2020 compared to six basis points for the first quarter of 2019.
The cost of average total deposits decreased to 0.59% for the first quarter of 2020 from 0.73% for the first quarter of 2019 due mainly to lower rates paid on deposits in conjunction with decreased market rates, offset partially by a shift in our deposit mix resulting from an increase in average interest-bearing deposits and a decrease in average noninterest-bearing demand deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$98,000	$1,000	$4,000
Addition to reserve for unfunded
loan commitments	14,000	2,000	—
Total provision for credit losses	$112,000	$3,000	$4,000

Credit Quality Metrics:
Net charge‑offs on loans and leases held for
investment (1)	$19,110	$767	$191
Annualized net charge‑offs to average loans and leases	0.40%	0.02%	—%
At quarter-end:
Allowance for credit losses	$274,863	$174,646	$173,142
Allowance for credit losses to loans and leases
held for investment	1.39%	0.93%	0.95%
Allowance for credit losses to nonaccrual
loans and leases held for investment	287.5%	189.1%	195.6%

Nonaccrual loans and leases held for investment	$95,602	$92,353	$88,527
Performing TDRs held for investment	$8,978	$12,257	$17,027
Classified loans and leases held for investment	$147,705	$175,912	$190,305
______________________

(1)
See "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the periods presented.

Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. The provision for credit losses on our loans and leases held for investment is based on our allowance methodology and is an expense that, in our judgment, is required to maintain an adequate allowance for credit losses. For further details on our allowance for credit losses methodology, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
The provision for credit losses increased by $109.0 million to $112.0 million for the first quarter of 2020 compared to $3.0 million for the fourth quarter of 2019 as a result of the impact of the current economic forecast, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and Real GDP, significant loan downgrades into special mention, and higher provisions on individually evaluated loans.
The provision for credit losses increased by $108.0 million to $112.0 million for the first quarter of 2020 compared to $4.0 million for the first quarter of 2019 as a result of the impact of the current economic forecast, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and Real GDP, significant loan downgrades into special mention, and higher provisions on individually evaluated loans.

Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are an increased amount of classified and/or criticized loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions and forecasts. Changes in economic conditions and forecasts include the rate of economic growth, the unemployment rate, the rate of inflation, changes in the general level of interest rates, changes in real estate values, and adverse conditions in borrowers’ businesses. See further discussion in “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Income	2020	2019	2019
	(In thousands)
Leased equipment income	$12,251	$10,648	$9,282
Other commissions and fees	9,721	10,170	11,008
Service charges on deposit accounts	2,658	3,611	3,730
Gain on sale of loans and leases	87	23	—
Gain on sale of securities	182	184	2,161
Other income:
Dividends and gains (losses) on equity investments	28	(794)	296
Warrant income	837	1,240	2,279
Other	3,336	2,094	2,308
Total noninterest income	$29,100	$27,176	$31,064
First Quarter of 2020 Compared to Fourth Quarter of 2019
Noninterest income increased by $1.9 million to $29.1 million for the first quarter of 2020 compared to $27.2 million for the fourth quarter of 2019 due mainly to a $1.6 million increase in leased equipment income and a $1.2 million increase in other income, offset partially by a $1.0 million decrease in service charges on deposit accounts. The increase in leased equipment income was due to early lease terminations, which resulted in higher termination gains and accretion of deferred fees. The increase in other income was due mainly to $1.1 million of bankruptcy proceeds received related to a former borrower. The decrease in service charges on deposit accounts was due mainly to waivers of various fees (service charges, wire fees, overdraft fees, NSF fees) to offer assistance to our customers during the COVID-19 pandemic.
First Quarter of 2020 Compared to First Quarter of 2019
Noninterest income decreased by $2.0 million to $29.1 million for the first quarter of 2020 compared to $31.1 million for the first quarter of 2019 due mainly to a $2.0 million decrease in gain on sale of securities, a $1.4 million decrease in warrant income, and a $1.3 million decrease in other commissions and fees, offset partially by a $3.0 million increase in leased equipment income. Gain on sale of securities decreased primarily due to lower sales activity in the first quarter of 2020 as compared to the first quarter of 2019. Warrant income decreased primarily due to fewer warrant exits in the first quarter of 2020 as compared to the first quarter of 2019. Other commissions and fees decreased primarily due to lower foreign exchange fees, lower customer success fees, and lower loan-related fees. Leased equipment income increased due to early lease terminations resulting in higher termination gains and accretion of deferred fees in the first quarter of 2020 as compared to the first quarter of 2019 and a higher average balance of leases in 2020 resulting in higher interest income as compared to the 2019 period.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Expense	2020	2019	2019
	(In thousands)
Compensation	$61,282	$74,637	$70,845
Occupancy	14,207	14,541	14,320
Leased equipment depreciation	7,205	6,856	5,651
Data processing	6,454	6,770	6,925
Other professional services	4,258	4,261	4,513
Insurance and assessments	4,249	4,168	4,038
Intangible asset amortization	3,948	4,153	4,870
Customer related expense	3,932	3,952	2,943
Loan expense	2,650	2,967	2,885
Foreclosed assets expense (income), net	66	(3,446)	29
Acquisition, integration and reorganization costs	—	(269)	618
Other	9,719	5,138	8,650
Total operating expense	117,970	123,728	126,287
Goodwill impairment	1,470,000	—	—
Total noninterest expense	$1,587,970	$123,728	$126,287
First Quarter of 2020 Compared to Fourth Quarter of 2019
Noninterest expense increased by $1.46 billion to $1.59 billion for the first quarter of 2020 compared to $123.7 million for the fourth quarter of 2019 attributable primarily to a $1.47 billion goodwill impairment charge. Excluding the goodwill impairment charge, noninterest expense decreased to $118.0 million, or a decrease of $5.8 million. This decrease was due mainly to a $13.4 million decrease in compensation expense, offset partially by a $4.6 million increase in other expense and a $3.5 million increase in foreclosed assets expense. Compensation expense decreased due mainly to lower bonus accruals, offset partially by higher payroll tax expense. Other expense increased due primarily to the prior quarter including $2.8 million of credits related to the reversal of accrued merger costs and franchise tax refunds, while the first quarter includes a $1.5 accrual for operational loss contingencies related to a system outage at a service provider. Foreclosed assets expense increased as the prior quarter included a $3.3 million gain on the sale of a repossessed asset.
First Quarter of 2020 Compared to First Quarter of 2019
Noninterest expense increased by $1.46 billion to $1.59 billion for the first quarter of 2020 compared to $126.3 million for the first quarter of 2019 due mainly to a $1.47 billion goodwill impairment charge. Excluding the goodwill impairment charge, noninterest expense decreased to $118.0 million, or a decrease of $8.3 million. This decrease was due mainly to a $9.6 million decrease in compensation expense, offset partially by a $1.1 million increase in other expense. Compensation expense decreased due primarily to lower bonus accruals, offset partially by higher stock compensation expense and higher severance expense. Other expense increased due mostly to a $1.5 million accrual for operational loss contingencies related to a system outage at a service provider.

Income Taxes
The effective tax rate for the first quarter of 2020 was (0.8)% compared to 19.8% for the fourth quarter of 2019 and 27.7% for the first quarter of 2019. Excluding non-deductible goodwill impairment, the effective income tax rate was 24.5% for the first quarter of 2020. The fourth quarter of 2019 effective tax rate was lower than the first quarter of 2020 effective rate of 24.5%, adjusted for non–deductible goodwill impairment, due primarily to $9.1 million of benefits related to changes in state apportionment, net of the federal tax effect. The Company’s blended statutory tax rate for federal and state is 27.9% and the effective tax rate for the full year 2020, excluding non-deductible goodwill impairment, is estimated to be in the range of 26-28%.
Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	March 31, 2020			December 31, 2019
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency commercial MBS	$1,125,432	30%	3.1	$1,108,224	29%	4.4
Agency residential CMOs	1,102,097	29%	2.8	1,136,397	30%	3.7
Municipal securities	733,884	20%	6.7	735,159	19%	7.6
Agency residential MBS	289,831	8%	2.6	305,198	8%	3.3
Asset-backed securities	210,699	6%	0.8	214,783	6%	1.1
Collateralized loan obligations	130,082	3%	(0.2)	123,756	3%	0.2
Private label residential CMOs	97,862	3%	2.4	99,483	3%	3.2
SBA securities	45,441	1%	3.1	48,258	1%	4.0
Corporate debt securities	16,957	—%	9.4	20,748	1%	11.3
U.S. Treasury securities	5,378	—%	1.9	5,181	—%	3.2
Total securities available-for-sale	$3,757,663	100%	3.5	$3,797,187	100%	4.4
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	March 31, 2020
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$233,708	32%
Washington	114,871	16%
New York	51,737	7%
Texas	40,508	6%
Utah	37,131	5%
Oregon	30,864	4%
Florida	27,757	4%
Illinois	24,872	3%
District of Columbia	17,552	2%
Ohio	17,417	2%
Total of ten largest states	596,417	81%
All other states	137,467	19%
Total municipal securities	$733,884	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	March 31, 2020		December 31, 2019
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$290,636	1%	$334,070	2%
Hotel	621,375	3%	625,798	3%
SBA program	560,384	3%	556,889	3%
Other commercial real estate	2,748,254	14%	2,685,930	14%
Total commercial real estate mortgage	4,220,649	21%	4,202,687	22%
Income producing and other residential	3,688,642	19%	3,665,790	19%
Other residential real estate	99,653	—%	104,270	1%
Total income producing and other
residential real estate mortgage	3,788,295	19%	3,770,060	20%
Total real estate mortgage	8,008,944	40%	7,972,747	42%
Real estate construction and land:
Commercial	1,087,505	6%	1,082,368	6%
Residential	1,792,748	9%	1,655,434	9%
Total real estate construction and land (1)	2,880,253	15%	2,737,802	15%
Total real estate	10,889,197	55%	10,710,549	57%
Commercial:
Lender finance & timeshare	2,293,613	12%	2,118,767	11%
Equipment finance	822,491	4%	852,278	5%
Premium finance	490,439	2%	467,469	2%
Other asset-based	331,859	2%	309,893	2%
Total asset-based	3,938,402	20%	3,748,407	20%
Equity fund loans	1,402,464	7%	1,199,268	6%
Early stage	242,106	1%	212,509	1%
Expansion stage	934,420	5%	693,459	4%
Late stage	136,847	1%	74,186	1%
Total venture capital	2,715,837	14%	2,179,422	12%
Secured business loans	667,439	3%	583,300	3%
Security monitoring	539,038	3%	619,260	3%
Other lending	527,281	3%	527,049	3%
Cash flow	38,227	—%	38,058	—%
Total other commercial	1,771,985	9%	1,767,667	9%
Total commercial	8,426,224	43%	7,695,496	41%
Consumer	429,884	2%	440,827	2%
Total loans and leases held for investment,
net of deferred fees	$19,745,305	100%	$18,846,872	100%

________________________________

(1)	Includes $169.4 million and $173.4 million at March 31, 2020 and December 31, 2019 of land, acquisition and development loans.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	March 31, 2020		December 31, 2019
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$6,649,654	61%	$6,510,094	61%
New York	712,140	7%	711,301	7%
Florida	575,755	5%	598,561	6%
Washington	336,800	3%	324,588	3%
Oregon	295,337	3%	288,764	3%
Colorado	274,918	3%	126,370	1%
Texas	243,890	2%	260,513	2%
District of Columbia	167,599	2%	166,641	2%
Arizona	161,053	1%	162,317	1%
Pennsylvania	143,411	1%	142,684	1%
Total of 10 largest states	9,560,557	88%	9,291,833	87%
All other states	1,328,640	12%	1,418,716	13%
Total real estate loans held for investment, net of deferred fees	$10,889,197	100%	$10,710,549	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

Three Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	March 31, 2020
(Dollars in thousands)
Balance, beginning of period	$18,846,872
Additions:
Production	789,746
Disbursements	1,997,080
Total production and disbursements	2,786,826
Reductions:
Payoffs	(812,707)
Paydowns	(1,053,705)
Total payoffs and paydowns	(1,866,412)
Transfers to foreclosed assets	(1,776)
Charge-offs	(20,205)
Total reductions	(1,888,393)
Net increase	898,433
Balance, end of period	$19,745,305

Weighted average rate on production (2)	4.31%
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)
The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 20 basis points to loan yields for the three months ended March 31, 2020.

Allowance for Credit Losses on Loans and Leases Held for Investment
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The amortized cost basis of loans and leases does not include interest receivable, which is included in "Other assets" on the condensed consolidated balance sheets. The "Provision for credit losses" on the condensed consolidated statement of earnings (loss) is a combination of the provision for loan and lease losses and the provision for unfunded loan commitments.
Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and considering available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. The resulting allowance for loan and lease losses is deducted from the associated amortized cost basis to reflect the net amount expected to be collected. Subsequent changes in this estimate are recorded through the provision for credit losses and the allowance. The CECL methodology could result in significant changes to both the timing and amounts of provision for credit losses and the allowance as compared to recent historical periods. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans and leases previously charged off are added to the allowance.
The allowance for loan and lease losses has an individually evaluated component for loans and leases that no longer share similar risk characteristics with other loans and leases and a pooled loans component for loans and leases that share similar risk characteristics.
A loan or lease with an outstanding balance greater than $250,000 is individually evaluated for expected credit loss when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We select loans and leases for individual assessment on an ongoing basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure the current expected credit loss of a loan or lease based upon the fair value of the underlying collateral if the loan or lease is collateral-dependent or the present value of cash flows, discounted at the effective interest rate, if the loan or lease is not collateral-dependent. To the extent a loan or lease balance exceeds the estimated collectable value, a reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent.
Our CECL methodology for the pooled loans component includes both quantitative and qualitative loss factors which are applied to our population of loans and leases and assessed at a pool level. The loan portfolio is segmented into four loan segments, eight loan classes and 22 loan pools based upon loan type that share similar default risk characteristics to calculate quantitative loss factors for each pool. Six of these loan pools have insignificant current balances and/or insignificant historical losses, thus, estimated losses are calculated using historical loss rates from the first quarter of 2009 to the current period rather than econometric regression modeling. For the remaining 16 loan pools, we estimate the probability of default (“PD”) during the reasonable and supportable period using seven econometric regression models developed to correlate macroeconomic variables to credit performance (including risk rating upgrades/downgrades and defaults). The loans and unfunded commitments are grouped into nine loss given default (“LGD”) pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the exposure at default (“EAD”) of defaulted loans starting with the first quarter of 2009 to the current period. The PD and LGD rates are applied to the EAD at the loan or lease level based on contractual scheduled payments, estimated prepayments, and estimated usage of unfunded commitments to compute the current expected credit loss. We are using our actual historical loan prepayment experience from 2009 - 2018 to estimate future prepayments by loan pool. Prepayment rates during the reasonable and supportable period are based on historical experience from 2017-2018 as it exhibits economic conditions most similar to the single scenario baseline forecast discussed below.

For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated over a 4-quarter time horizon using a single scenario baseline forecast that is consistent with management's current expectations for the 16 loan pools. We use economic forecasts from Moody's Analytics in this process. The economic forecast is updated monthly therefore the one used for each quarter-end calculation is generally based on a one-month lag based on the timing of when the forecast becomes available. The key macroeconomic assumptions used in the PD regression models include at least three of the following economic indicators; Real GDP, Unemployment Rates, CRE Price Index and the BBB spread. The quantitative CECL model, utilizing historical portfolio performance, current portfolio composition and performance, estimated prepayments, and the effects of the economic forecast, calculates the expected EAD which is multiplied by the PD and LGD rates to calculate expected losses through the end of the forecast period. We then use a 2-quarter reversion period to revert on a straight-line basis from the PD, LGD, and prepayment rates used during the reasonable and support period to the Company’s historical PD, LGD, and prepayment experience. Subsequent to the reversion period for the remaining contractual life of loans and leases, PD and prepayment rates are based on historical experience from the first quarter of 2009 to the fourth quarter of 2018, which are updated on an annual basis or more frequently if necessary, while LGD rates are based on historical experience from the first quarter of 2009 to the current period.
The PDs and LGDs calculated by the quantitative models are highly correlated to our internal risk ratings assigned to each loan and lease. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans and leases on a regular basis. The credit risk ratings assigned to every loan and lease are either “high pass,” “pass,” “special mention,” “substandard,” or “doubtful” as defined as follows:

•
High Pass: (Risk ratings 1-2) Loans and leases rated as "high pass" exhibit a favorable credit profile and have minimal risk characteristics. Repayment in full is expected, even in adverse economic conditions.

•	Pass: (Risk ratings 3-4) Loans and leases rated as "pass" are not adversely classified and collection and repayment in full are expected.

•
Special Mention: (Risk rating 5) Loans and leases rated as "special mention" have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan or lease.

•
Substandard: (Risk rating 6) Loans and leases rated as "substandard" have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.

•
Doubtful: (Risk rating 7) Loans and leases rated as "doubtful" have all the weaknesses of those rated as "substandard," with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.

In addition, we may refer to the loans and leases with assigned credit risk ratings of "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 4. Loans and Leases of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
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
The qualitative portion of the reserve on pooled loans and leases represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. Current and forecasted economic trends and underlying market values for collateral dependent loans are generally considered to be encompassed within our CECL quantitative methodology and component of the reserve. An incremental qualitative adjustment may be considered when economic forecasts exhibit higher levels of volatility or uncertainty.

In calculating our allowance for credit losses in the first quarter of 2020, we considered the impacts of the COVID-19 pandemic on our processes outlined above given the changes in economic forecasts and assumptions along with the uncertainty as to the severity and duration of the economic consequences of the COVID-19 pandemic. Our methodology and framework remained unchanged from what is described above and we did not change any of the macro-economic variables themselves, such as GDP, unemployment, BBB spreads and the CRE index, used in our models or our loan segmentation, our reasonable and supportable forecast period of 4 quarters or our reversion period of 2 quarters. We used the Moody’s Consensus Baseline Forecast for our quantitative component, however since the most recent consensus forecast was stale, as it had not been updated since early March, it did not reflect the significant changes in economic forecasts in late March due to the COVID-19 pandemic. As a result, we had to make additional adjustments in determining our allowance for credit losses. We performed sensitivity analyses using other updated economic forecasted scenarios provided by Moody’s to calculate an additional increase to the allowance for credit losses. After assessing these various scenarios, we selected the Moody’s Baseline Forecast dated March 27, 2020 as the basis for our economic qualitative factor to reflect the updated economic conditions, which resulted in a significant increase in our allowance for credit losses.
The other qualitative criteria we consider when establishing the loss factors include the following:

•	legal and regulatory matters that could impact our borrowers’ ability to repay our loans and leases;

•	loan and lease portfolio composition and any loan concentrations;

•	current lending policies and the effects of any new policies or policy amendments;

•	loan and lease production volume and mix;

•	loan and lease portfolio credit performance trends;

•	results of independent credit review; and

•	changes in management related to credit administration functions.
We estimate the reserve for unfunded loan commitments using the same loss factors as used for the allowance for loan and lease losses. The reserve for unfunded loan commitments is computed using expected future utilization rates of the unfunded commitments during the contractual life of the commitments based on historical usage of unfunded commitments for the various loan types from the first quarter of 2015 to the second quarter of 2019. The utilization rates are updated on an annual basis.
Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan and lease portfolio and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience increased levels of borrower loan defaults, borrowers’ noncompliance with our loan agreements, adverse changes in collateral values, or changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. In addition, economic forecasts utilized in the estimation process will change in future periods, which will result in changes to the estimates made for current expected credit losses as of a point in time. However, economic forecasts are just one of many assumptions and components that go into estimating the allowance for credit losses.
The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Most of the steps in the methodology involve judgment and are subjective in nature including, among other things, selection of the most reliable econometric regression models, segmentation of the loan and lease portfolio, determining the amount of loss history to consider, determining the relevant macroeconomic inputs to the quantitative models, determining the methodology to forecast prepayments, selection of the most appropriate economic forecast scenario, determining the length of the reasonable and supportable forecast and reversion periods, determining expected utilization rates on unfunded loan commitments and determining relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts which are inherently imprecise and will change from period to period. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the allowance will be sufficient to absorb future losses.

As noted above, the use of different economic forecasts, whether based on different scenarios or updated economic forecasts and scenarios, will change the outcome of the calculations. However, there are numerous components and assumptions that are integral to the overall allowance for credit losses calculation process. Changing one assumption, such as unemployment, and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate. In addition, changes in certain assumptions do not result in linear impacts. For example, a 1% increase in the unemployment rate does not result in a 1% increase in the allowance for credit losses, because there are numerous models and assumptions used in the process. Although there may be a correlation such that an increase in unemployment would increase the allowance for credit losses, those relationships are not linear. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome or the quantitative components of the allowance for credit losses. Those results would, however, then need to be assessed from a qualitative perspective that could lead to further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses. The determination of the allowance for credit losses is complex and highly dependent on numerous models, assumptions and judgments made by management. Management's current expectation for credit losses as quantified in the allowance for credit losses considers the impact of assumptions and is reflective of historical experience, economic forecasts viewed to be reasonable and supportable by management, current loan and lease composition, and relative credit risks known as of the balance sheet date.
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	March 31,	December 31,	March 31,
Allowance for Credit Losses Data	2020	2019	2019
	(Dollars in thousands)
Allowance for loan and lease losses	$221,292	$138,785	$136,281
Reserve for unfunded loan commitments	53,571	35,861	36,142
Total allowance for credit losses	$274,863	$174,646	$172,423

Allowance for credit losses to loans and leases held for investment	1.39%	0.93%	0.95%
Allowance for credit losses to nonaccrual loans and leases held for investment	287.5%	189.1%	195.6%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Roll Forward	2020	2019	2019
	(Dollars in thousands)
Balance, beginning of period	$174,646	$172,413	$169,333
Provision for credit losses:
Addition to allowance for loan and lease losses	98,000	1,000	4,000
Addition to reserve for unfunded
loan commitments	14,000	2,000	—
Total provision for credit losses	112,000	3,000	4,000
Loans and leases charged off:
Real estate mortgage	(500)	(147)	(196)
Real estate construction and land	—	—	—
Commercial	(19,232)	(4,475)	(3,003)
Consumer	(473)	(37)	(266)
Total loans and leases charged off	(20,205)	(4,659)	(3,465)
Recoveries on loans charged off:
Real estate mortgage	124	505	143
Real estate construction and land	—	—	—
Commercial	955	3,313	3,106
Consumer	16	74	25
Total recoveries on loans charged off	1,095	3,892	3,274
Net charge-offs	(19,110)	(767)	(191)
Cumulative effect of change in accounting
principle - CECL:
Allowance for loan and lease losses	3,617	—	—
Reserve for unfunded loan commitments	3,710	—	—
Total cumulative effect	7,327	—	—
Balance, end of period	$274,863	$174,646	$173,142

Annualized net charge-offs to average loans and leases	0.40%	0.02%	—%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Charge-offs	2020	2019	2019
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—
Hotel	—	—	—
SBA program	198	147	96
Other commercial real estate	127	—	9
Total commercial real estate mortgage	325	147	105
Income producing and other residential	—	—	—
Other residential real estate	175	—	91
Total income producing and other residential
real estate mortgage	175	—	91
Total real estate mortgage	500	147	196
Real estate construction and land:
Commercial	—	—	—
Residential	—	—	—
Total real estate construction and land	—	—	—
Commercial:
Lender finance & timeshare	—	—	—
Equipment finance	11,550	—	—
Premium finance	—	31	—
Other asset-based	—	150	—
Total asset-based	11,550	181	—
Expansion stage	270	2,622	204
Early stage	73	617	96
Equity fund loans	—	—	—
Late stage	—	—	—
Total venture capital	343	3,239	300
Security monitoring	6,056	—	1,707
Secured business loans	—	206	9
Other lending	1,283	651	514
Cash flow	—	198	473
Total other commercial	7,339	1,055	2,703
Total commercial	19,232	4,475	3,003
Consumer	473	37	266
Total charge-offs	$20,205	$4,659	$3,465

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Recoveries	2020	2019	2019
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—
Hotel	—	—	—
SBA program	107	184	33
Other commercial real estate	12	19	72
Total commercial real estate mortgage	119	203	105
Income producing and other residential	—	276	—
Other residential real estate	5	26	38
Total income producing and other residential
real estate mortgage	5	302	38
Total real estate mortgage	124	505	143
Real estate construction and land:
Commercial	—	—	—
Residential	—	—	—
Total real estate construction and land	—	—	—
Commercial:
Lender finance & timeshare	—	1	1
Equipment finance	230	—	11
Premium finance	—	—	—
Other asset-based	135	871	79
Total asset-based	365	872	91
Expansion stage	46	207	97
Early stage	139	441	2,155
Equity fund loans	—	—	—
Late stage	—	—	—
Total venture capital	185	648	2,252
Security monitoring	—	—	—
Secured business loans	78	701	627
Other lending	265	148	125
Cash flow	62	944	11
Total other commercial	405	1,793	763
Total commercial	955	3,313	3,106
Consumer	16	74	25
Total recoveries	$1,095	$3,892	$3,274

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	March 31, 2020		December 31, 2019
		% of		% of
Deposit Composition	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$7,510,218	38%	$7,243,298	38%
Interest checking	3,333,147	17%	3,753,978	19%
Money market	4,712,118	24%	4,690,420	24%
Savings	495,039	3%	499,591	3%
Total core deposits	16,050,522	82%	16,187,287	84%
Non-core non-maturity deposits	836,157	4%	496,407	3%
Total non-maturity deposits	16,886,679	86%	16,683,694	87%
Time deposits $250,000 and under	2,086,188	11%	2,065,733	11%
Time deposits over $250,000	602,970	3%	483,609	2%
Total time deposits	2,689,158	14%	2,549,342	13%
Total deposits	$19,575,837	100%	$19,233,036	100%
During the first quarter of 2020, total deposits increased by $342.8 million to $19.6 billion, due mainly to increases of $339.8 million in non-core non-maturity deposits and $139.8 million in time deposits, partially offset by a decrease of $136.8 million in core deposits. At March 31, 2020, core deposits totaled $16.1 billion, or 82% of total deposits, including $7.5 billion of noninterest-bearing demand deposits, or 38% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
March 31, 2020	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$1,009,678	$154,055	$1,163,733
Due in over three months through six months	690,215	158,287	848,502
Due in over six months through twelve months	315,027	277,969	592,996
Total due within twelve months	2,014,920	590,311	2,605,231
Due in over 12 months through 24 months	56,637	11,056	67,693
Due in over 24 months	14,631	1,603	16,234
Total	$2,086,188	$602,970	$2,689,158
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At March 31, 2020, total off-balance sheet client investment funds were $1.4 billion, of which $1.1 billion was managed by PWAM. At December 31, 2019, total off-balance sheet client investment funds were $1.5 billion, of which $1.2 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	March 31,	December 31,	March 31,
	2020	2019	2019
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$95,602	$92,353	$88,527
Accruing loans contractually past due 90 days or more	—	—	—
Foreclosed assets, net	1,701	440	3,291
Total nonperforming assets	$97,303	$92,793	$91,818

Performing TDRs held for investment	$8,978	$12,257	$17,027
Classified loans and leases held for investment	$147,705	$175,912	$190,305
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.48%	0.49%	0.48%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.49%	0.49%	0.50%
Classified loans and leases held for investment
to loans and leases held for investment	0.75%	0.93%	1.04%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	March 31, 2020		December 31, 2019		30 - 89 Days Past Due
		% of		% of	March 31,	December 31,
		Loan		Loan	2020	2019
	Balance	Category	Balance	Category	Balance	Balance
	(Dollars in thousands)
Real estate mortgage:
Commercial	$19,088	0.5%	$18,346	0.4%	$1,807	$1,735
Income producing and other residential	2,308	0.1%	2,478	0.1%	1,064	2,094
Total real estate mortgage	21,396	0.3%	20,824	0.3%	2,871	3,829
Real estate construction and land:
Commercial	351	—%	364	—%	—	—
Residential	—	—%	—	—%	241	1,429
Total real estate construction and land	351	—%	364	—%	241	1,429
Commercial:
Asset-based	17,104	0.4%	30,162	0.8%	—	19
Venture capital	18,612	0.7%	12,916	0.6%	183	—
Other commercial	37,726	2.1%	27,594	1.6%	4,393	2,258
Total commercial	73,442	0.9%	70,672	0.9%	4,576	2,277
Consumer	413	0.1%	493	0.1%	518	1,006
Total held for investment	$95,602	0.5%	$92,353	0.5%	$8,206	$8,541

During the first quarter of 2020, nonaccrual loan and leases held for investment increased by $3.2 million to $95.6 million at March 31, 2020 due mainly to $38.8 million in nonaccrual additions, the largest of which was an $18.0 million security monitoring loan, offset partially by $19.8 million in charge-offs, the largest of which was an $11.5 million charge-off of an asset-based oil industry loan, and $15.8 million in principal payments and other reductions. As of March 31, 2020, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $42.9 million and represented 45% of total nonaccrual loans and leases.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	March 31,	December 31,	March 31,
Property Type	2020	2019	2019
	(In thousands)
Commercial real estate	$33	$221	$2,041
Single-family residence	—	—	953
Construction and land development	219	219	219
Total OREO, net	252	440	3,213
Other foreclosed assets	1,449	—	78
Total foreclosed assets	$1,701	$440	$3,291
During the first quarter of 2020, foreclosed assets increased by $1.3 million to $1.7 million at March 31, 2020, due mainly to additions of $1.8 million, offset partially by sales of $0.4 million.
Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	March 31, 2020		December 31, 2019
		Number		Number
		of		of
Performing TDRs	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$7,095	21	$10,165	22
Real estate construction and land	1,466	1	1,470	1
Commercial	350	10	550	12
Consumer	67	2	72	2
Total performing TDRs held for investment	$8,978	34	$12,257	37
During the first quarter of 2020, performing TDRs held for investment decreased by $3.3 million to $9.0 million at March 31, 2020 attributable to $3.3 million in payoffs and other reductions. The majority of the number of performing TDRs were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	March 31,	December 31,	March 31,
Loan and Lease Credit Risk Ratings	2020	2019	2019
	(Dollars in thousands)
Pass	$18,698,942	$18,348,004	$17,824,612
Special mention	898,658	322,956	292,780
Classified	147,705	175,912	190,305
Total loans and leases held for investment, net of deferred fees	$19,745,305	$18,846,872	$18,307,697
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
During the first quarter of 2020, classified loans and leases decreased by $28.2 million to $147.7 million at March 31, 2020. This decline was due mostly to charge-offs totaling approximately $18 million, which included an $11.5 million charge-off on a previously classified asset-based oil industry loan and charge-offs totaling $6.1 million on two security monitoring loans.
During the first quarter of 2020, special mention loans and leases increased by $575.7 million to $898.7 million at March 31, 2020. This increase was due primarily to loan downgrades in the categories most acutely impacted by the COVID-19 pandemic, including loans to hotels ($293 million), aviation ($119 million), and retail ($47 million). There were also $75 million in downgrades in the venture capital expansion stage portfolio.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	March 31, 2020		December 31, 2019		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$33,908	$371,668	$33,535	$30,070	$373	$341,598
Income producing and other residential	7,083	2,491	8,600	1,711	(1,517)	780
Total real estate mortgage	40,991	374,159	42,135	31,781	(1,144)	342,378
Real estate construction and land:
Commercial	351	10,577	364	—	(13)	10,577
Residential	—	—	—	1,429	—	(1,429)
Total real estate construction and land	351	10,577	364	1,429	(13)	9,148
Commercial:
Asset-based	23,218	152,136	32,223	38,936	(9,005)	113,200
Venture capital	31,110	173,947	35,316	74,813	(4,206)	99,134
Other commercial	51,498	186,368	65,261	174,785	(13,763)	11,583
Total commercial	105,826	512,451	132,800	288,534	(26,974)	223,917
Consumer	537	1,471	613	1,212	(76)	259
Total	$147,705	$898,658	$175,912	$322,956	$(28,207)	$575,702

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At March 31, 2020, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity tier 1, tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At March 31, 2020, the Company and Bank were in compliance with the capital conservation buffer requirement. The Company and Bank elected the CECL 5-year transition guidance for calculating regulatory capital ratios and the March 31, 2020 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
March 31, 2020
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	8.63%	4.00%	4.00%	N/A
CET1 capital (to risk weighted assets)	9.22%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.22%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.07%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	9.71%	4.00%	4.00%	5.00%
CET1 capital (to risk weighted assets)	10.38%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	10.38%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	11.39%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
December 31, 2019
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	9.74%	4.00%	4.00%	N/A
CET1 capital (to risk weighted assets)	9.78%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.78%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.41%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	10.95%	4.00%	4.00%	5.00%
CET1 capital (to risk weighted assets)	11.00%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	11.00%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	11.74%	8.00%	10.50%	10.00%
Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $459.0 million at March 31, 2020. At March 31, 2020, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $445.2 million were included in Tier II capital.
Dividends on Common Stock and Interest on Subordinated Debentures
As a bank holding company, PacWest is required to notify and receive approval from the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made by us on subordinated debentures are considered dividend payments under FRB regulations. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. Due to the impact of the goodwill impairment charge on net income in the first quarter of 2020, we are now required to receive approval from the FRB prior to declaring a dividend.
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

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $6.0 billion at March 31, 2020, of which $4.1 billion was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $6.3 billion of certain qualifying loans and $2.0 billion of securities. The Bank also had secured borrowing capacity with the FRBSF of $1.9 billion at March 31, 2020, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $2.6 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $141.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of March 31, 2020, there was a $141.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2020, the Bank had $250.0 million of borrowings outstanding through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2020	2019
	(Dollars in thousands)
Cash and due from banks	$172,570	$172,585
Interest-earning deposits in financial institutions	439,690	465,039
Securities available-for-sale	3,757,663	3,797,187
Less: pledged securities	(2,522,520)	(486,200)
Total primary liquidity	$1,847,403	$3,948,611

Ratio of primary liquidity to total deposits	9.4%	20.5%

Secondary Liquidity - Off-Balance Sheet	March 31,	December 31,
Available Secured Borrowing Capacity	2020	2019
	(In thousands)
Secured borrowing capacity with the FHLB	$5,975,220	$4,229,788
Less: secured advances outstanding	(1,904,000)	(1,318,000)
Available secured borrowing capacity with the FHLB	4,071,220	2,911,788
Available secured borrowing capacity with the FRBSF	1,898,666	1,988,028
Total secondary liquidity	$5,969,886	$4,899,816
During the three months ended March 31, 2020, the Company's primary liquidity decreased by $2.1 billion to $1.8 billion at March 31, 2020 due mainly to the pledge of $2.0 billion of securities to the FHLB to increase immediately available borrowing capacity in response to the heightened market volatility from the COVID-19 pandemic. Also contributing to the decrease in primary liquidity were decreases of $39.5 million in securities available-for-sale and $25.3 million in interest-earning deposits in financial institutions. During the first quarter of 2020, the Company's secondary liquidity increased by $1.1 billion to $6.0 billion at March 31, 2020 due to a $1.2 billion increase in available secured borrowing capacity with the FHLB, offset partially by an $89.4 million decrease in available borrowing capacity on the secured credit line with the FRBSF. The $1.2 billion increase in available secured borrowing capacity with the FHLB resulted from the $1.8 billion of borrowing capacity related to the $2.0 billion of securities pledged, offset partially by a $586.0 million increase in the amount borrowed from the secured borrowing line with the FHLB and a $76 million decrease in the borrowing capacity related to pledged loans.

In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At March 31, 2020, core deposits totaled $16.1 billion and represented 82% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if interest rates increase significantly or if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2020, brokered deposits totaled $2.1 billion, consisting primarily of $1.2 billion of brokered time deposits and $836.2 million of non-maturity brokered accounts. At December 31, 2019, brokered deposits totaled $1.7 billion, consisting mainly of $1.2 billion of brokered time deposits and $496.4 million of non-maturity brokered accounts.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2020, the Bank’s reported On-Balance Sheet Liquidity Ratio fell below the established liquidity policy guideline because of the exclusion of the securities that had been pledged to the FHLB but not borrowed against; however, when the available borrowing capacity attributed to those pledged securities is added back to on-balance sheet liquidity, the On-Balance Sheet Liquidity requirement was met. The Bank was in compliance with all of our other established liquidity guidelines.
As a participant in the PPP loan program, we intend to utilize the Federal Reserve Paycheck Protection Program Liquidity Facility ("PPPLF") beginning in the second quarter of 2020 as another source of liquidity. The PPPLF extends term credit collateralized by the face value of pledged PPP loans at a borrowing rate of 35 basis points.
Holding Company Liquidity
PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and PacWest's ability to raise capital, issue subordinated debt, and secure outside borrowings. Our ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. Our ability to pay dividends is also subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debentures. Approval by the FRB is also required prior to our declaring and paying a cash dividend during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our stockholders. Due to the impact of the goodwill impairment charge on net income in the first quarter of 2020, we are now required to receive approval from the FRB, as described above, prior to declaring a dividend.

Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank's net earnings during the three fiscal years of 2019, 2018, and 2017 exceeded dividends paid by the Bank during that same period by $34.8 million. During the three months ended March 31, 2020, PacWest received $157.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $2.1 billion at March 31, 2020, for the foreseeable future any dividends from the Bank to the holding company will continue to require DBO and FDIC approval.
At March 31, 2020, PacWest had $115.1 million in cash and cash equivalents, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Stock Repurchase Programs
On February 12, 2020, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million until February 28, 2021, effective upon the maturity of the current Stock Repurchase Program on February 29, 2020.
During the three months ended March 31, 2020, we repurchased 1,953,711 shares of common stock for a total amount of $70.0 million at an average price of $35.83. All shares repurchased under the Stock Repurchase Program were retired upon settlement. At March 31, 2020, the remaining amount that could be used to repurchase shares under the Stock Repurchase Program was $200.0 million. On April 21, 2020, stock repurchases under the current Stock Repurchase Program were suspended indefinitely.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
March 31, 2020	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits	$2,605,231	$80,072	$3,819	$36	$2,689,158
Short-term borrowings	1,795,000	—	—	—	1,795,000
Long-term debt obligations (1)	—	500,000	—	540,220	1,040,220
Contractual interest (2)	21,581	4,136	139	1	25,857
Operating lease obligations	33,574	54,895	35,199	31,211	154,879
Other contractual obligations	91,583	67,874	12,122	24,784	196,363
Total	$4,546,969	$706,977	$51,279	$596,252	$5,901,477
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are variable rate.

Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 9. Borrowings and Subordinated Debentures, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, and commitments under deferred compensation arrangements.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At March 31, 2020, our loan commitments and standby letters of credit were $7.7 billion and $369.0 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of March 31, 2020, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $56.0 million and $28.4 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $60.9 million and $29.2 million. We recognized a foreign currency translation net loss of $230,000 for the three months ended March 31, 2020 and a foreign currency translation net gain of $36,000 for the three months ended March 31, 2019.

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
We evaluated the results of our NII simulation model and MVE model prepared as of March 31, 2020, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2020. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest‑sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at March 31, 2020. In order to arrive at the base case, we extend our balance sheet at March 31, 2020 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2020. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.
The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of March 31, 2020 assumes interest-bearing deposits reprice at 22% to 35% of the change in market rates, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed‑rate loans, variable‑rate loans that have reached their floors, and the volume of noninterest‑bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%, and cannot have negative interest rates. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
March 31, 2020	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,158.0	14.8%	4.82%	0.62%
Up 200 basis points	$1,087.5	7.8%	4.53%	0.33%
Up 100 basis points	$1,026.7	1.8%	4.27%	0.07%
BASE CASE	$1,008.7	—	4.20%	—
Down 25 basis points	$1,004.9	(0.4)%	4.18%	(0.02)%
Down 50 basis points	$1,000.4	(0.8)%	4.16%	(0.04)%
Down 100 basis points	$995.6	(1.3)%	4.14%	(0.06)%
During the first quarter of 2020, total base case year 1 tax equivalent NII increased by $46.9 million to $1.0 billion at March 31, 2020 from $961.8 million at December 31, 2019. This increase was attributable to a lower cost of funds and a shift in deposit mix from interest-bearing to noninterest-bearing deposit accounts.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors that are viewed as more likely to occur in a typical monetary policy tightening cycle. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates, and the least favorable alternate rate vector that we model is the “Ramped Sharp Decrease,” a 200 basis point decrease over a 24 month period with semiannual rate adjustments. In the “Bear Flattener” scenario, Year 1 tax equivalent NII increases by 5.7%, and in the “Ramped Sharp Decrease” scenario, Year 1 tax equivalent NII decreases by 0.5%.
At March 31, 2020, we had $19.8 billion of total loans that included $12.6 billion with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $8.9 billion, or 71%, contained interest rate floor provisions, which included $7.6 billion of loans with "in-the-money" floors, meaning the loan coupon will not adjust down if there are future decreases to the index interest rate. The cumulative amount of loans with "in-the-money" floors for assumed additional market rate decreases are as follows:

March 31, 2020
Total Amount of
Loans With
Basis Points of	"In-the-Money"
Rate Decreases	Loan Floors
(Dollars in millions)
50 bps	$8,428
100 bps	$8,855
150 bps	$8,894
200 bps	$8,913
250 bps	$8,948
At March 31, 2020, we also had $3.7 billion of variable-rate hybrid loans that do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $141 million, $513 million, and $1.1 billion in the next one, two, and three years.

LIBOR is expected to be phased out after 2021, as such the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR.  The business processes impacted relate primarily to our variable-rate loans and our subordinated debentures, both of which are indexed to LIBOR. For further information, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off‑balance sheet items existing at March 31, 2020.
The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
March 31, 2020	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$5,523.9	$814.9	17.3%	21.1%	162.9%
Up 200 basis points	$5,329.7	$620.7	13.2%	20.4%	157.2%
Up 100 basis points	$5,061.5	$352.6	7.5%	19.4%	149.3%
BASE CASE	$4,709.0	$—	—%	18.0%	138.9%
Down 100 basis points	$4,143.9	$(565.1)	(12.0)%	15.9%	122.2%
Down 200 basis points	$3,572.7	$(1,136.2)	(24.1)%	13.7%	105.4%
Down 300 basis points	$3,216.1	$(1,492.9)	(31.7)%	12.3%	94.9%
During the first quarter of 2020, total base case projected market value of equity decreased by $2.7 billion to $4.7 billion. The overall MVE sensitivity reflects a more asset-sensitive profile. The increase in asset sensitivity of MVE is due to the $2.7 billion lower relevant base used for the sensitivity calculation, as well as the shift in the mix of deposit accounts from interest-bearing to noninterest-bearing accounts, offset partially by the impact of the increased volume of loans with in-the-money floors. The $2.7 billion decrease in base case projected MVE was due primarily to: (1) a $1.56 billion decrease in the book value of stockholders' equity due mainly to a $1.47 billion goodwill impairment charge, offset partially by the $37 million of after-tax earnings from operations before the goodwill impairment, $71 million of cash dividends paid, and $70 million of stock repurchases under the Stock Repurchase Program, offset partially by a $12 million increase in accumulated other comprehensive income; (2) a $798 million decrease in the mark-to-market adjustment for loans and leases due to the impact of wider credit spreads used for calculating the fair value of the loan portfolio; and (3) a $288 million increase in the mark-to-market adjustment for total deposits due to the lower discount rate used for the deposit valuation, reflecting the lower prevailing market interest rates that existed at March 31, 2020 compared to the previous quarter ended December 31, 2019.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 11. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited) is incorporated herein by reference.
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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2019. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this quarterly report on Form 10-Q and the updated Risk Factors below.

Since March 13, 2020, the United States has been operating under a state of emergency declared by President Trump in response to the spread of COVID-19. COVID-19 and related governmental responses have affected economic and financial market conditions as well as the operations, results, and prospects of companies across many industries. In connection with the impact of COVID-19 on the economy and the Company, the Company has supplemented the risk factors previously disclosed in the Company's most recent Annual Report on Form 10-K as follows:
General Economic and Market Conditions Risk
The recent outbreak of the novel coronavirus (COVID-19) pandemic and resulting economic conditions have adversely impacted our business operations, asset valuations and financial results, and the ultimate impact on our business and financial results is uncertain.
The novel coronavirus (COVID-19) pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business operations, asset valuations and financial results. The pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels at an unprecedented pace. In addition, the pandemic has resulted in temporary closures of many businesses and the practice of social distancing and stay-at-home requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. The escalation of the pandemic may also negatively impact economic conditions for a period of time, resulting in declines in loan demand, liquidity of loan guarantors, loan collateral values (particularly in real estate), and deposit outflows.

Furthermore, the pandemic has influenced and could further influence the recognition of credit losses in our loan portfolios and has increased and could further increase our allowance for credit losses, particularly as businesses remain closed and as more customers may draw on their lines of credit or seek additional loans to help finance their businesses.
Similarly, because of changing economic and market conditions affecting issuers, the securities we hold may lose value. The volatility in the equity markets has already impacted our asset valuations, as evidenced by our goodwill impairment charge in the first quarter, and asset valuations of goodwill or other assets could be further impacted depending on future developments caused by COVID-19.
Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. To protect the health and safety of our employees and communities, we have temporarily closed certain of our branches and offices and many of our employees are working remotely. We may experience operational difficulties, including increased cybersecurity risk, due to the remote working environments of our employees. We may also experience additional operational risk due to difficulties experienced by our third-party service providers.
Because there have been no comparable recent global pandemics that resulted in a similar impact on the U.S. economy, the full extent to which the COVID-19 pandemic will impact our business operations, asset valuations and financial results will depend on future developments which are highly uncertain and cannot be predicted. These include the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our employees, customers and third-party service providers, as well as other market participants, and the effectiveness of actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations, cash flows, and ability to pay dividends, as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our 2019 Form 10-K will be heightened.
Regulatory, Compliance and Legal Risk
Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.
The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the first quarter of 2020:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
January 1 – January 31, 2020	—	$—	—	$124,707
February 1 – February 29, 2020	2,059,732	$35.66	1,953,711	$54,708
March 1 – March 31, 2020	—	$—	—	$200,000
Total	2,059,732	$—	1,953,711
__________________________

(1)
Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards, and shares repurchased pursuant to the Company's publicly announced Stock Repurchase Program, described in (2) below.

(2)
On February 12, 2020, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million until February 28, 2021. On April 21, 2020, stock repurchases under the current Stock Repurchase Program were suspended indefinitely. All shares repurchased under the various Stock Repurchase Programs were retired upon settlement.

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

3.3	Second Amended and Restated Bylaws of PacWest Bancorp, a Delaware Corporation, dated October 25, 2019 (Exhibit 3.5 to Form 8-K filed on October 29, 2019 and incorporated herein by this reference).
4.1	Description of Registered Securities (Exhibit 4.2 to Form 10-K filed on February 28, 2020 and incorporated herein by this reference).
10.1	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, dated May 16, 2016 (Exhibit 10.1 to Form 8-K filed on May 18, 2016 and incorporated herein by this reference).
10.2
Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2003 Stock Incentive Plan, as amended and restated (Exhibit 10.2 to Form 10-Q filed on November 7, 2016 and incorporated herein by this reference).

10.3
Form of Stock Unit Award Agreement pursuant to the Company's 2003 Stock Incentive Plan, as amended and restated (Exhibit 10.3 to Form 10-Q filed on November 7, 2016 and incorporated herein by this reference).

10.4	PacWest Bancorp 2017 Stock Incentive Plan, as amended, dated May 15, 2017 (Exhibit 10.1 to Form S-8 filed on May 15, 2017 and incorporated herein by this reference).
10.5	Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan (Exhibit 10.2 to Form 8-K filed on May 18, 2017 and incorporated herein by reference).
10.6	Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan (Exhibit 10.3 to Form 8-K filed on May 18, 2017 and incorporated herein by reference).
10.7
Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan, as amended (Exhibit 10.7 to Form 10-Q filed on August 8, 2019 and incorporated herein by this reference).

10.8
Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan, as amended (Exhibit 10.8 for Form 10-Q filed on August 8, 2019 and incorporated herein by this reference).

10.9	2018 Executive Incentive Plan, as amended and restated February 14, 2018 (Exhibit 10.1 to Form 8-K filed on February 16, 2018 and incorporated herein by this reference).
10.10	Indemnification Agreement applicable to the directors and executive officers of the Company (Exhibit 10.10 to Form 10-K filed on February 28, 2020 and incorporated herein by this reference).
10.11	PacWest Bancorp Change in Control Severance Plan, dated February 12, 2020 (Exhibit 10.1 to Form 8-K filed on February 14, 2020 and incorporated herein by this reference).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).

Exhibit Number	Description
101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Earnings (Loss) for the three months ended March 31, 2020, December 31, 2019, and March 31, 2019, (iii)  the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020. December 31, 2019, and March 31, 2019, (iv)  the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2020, December 31, 2019, and March 31, 2019, (v)  the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020, December 31, 2019, and March 31, 2019, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	The cover page of PacWest Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline XBRL (contained in Exhibit 101).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	May 8, 2020	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Accounting Officer