Form 10-Q
period 2020-06-30
PACWEST BANCORP
filed 2020-08-10
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of July 30, 2020, there were 116,749,981 shares of the registrant's common stock outstanding, excluding 1,623,568 shares of unvested restricted stock.

PACWEST BANCORP
JUNE 30, 2020 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFX	American Financial Exchange	IPO	Initial Public Offering
ALLL	Allowance for Loan and Lease Losses	IRR	Interest Rate Risk
ALM	Asset Liability Management	LIBOR	London Inter-bank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low Income Housing Tax Credit
ASU	Accounting Standards Update	MBS	Mortgage-Backed Securities
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	MVE	Market Value of Equity
BHCA	Bank Holding Company Act of 1956, as amended	NII	Net Interest Income
BOLI	Bank Owned Life Insurance	NIM	Net Interest Margin
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NSF	Non-Sufficient Funds
CDI	Core Deposit Intangible Assets	OREO	Other Real Estate Owned
CECL	Current Expected Credit Loss	PD/LGD	Probability of Default/Loss Given Default
CET1	Common Equity Tier 1	PPNR	Pre-Provision, Pre-Goodwill Impairment, Pre-Tax Net Revenue
CMBS	Commercial Mortgage-Backed Securities	PPP	Paycheck Protection Program
CMOs	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Units
COVID-19	Coronavirus Disease	PWAM	Pacific Western Asset Management Inc.
CPI	Consumer Price Index	ROU	Right-of-use
CRA	Community Reinvestment Act	SBA	Small Business Administration
CRI	Customer Relationship Intangible Assets	SEC	Securities and Exchange Commission
DBO	California Department of Business Oversight	SOFR	Secured Overnight Financing Rate
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	TCJA	Tax Cuts and Jobs Act
FASB	Financial Accounting Standards Board	TDRs	Troubled Debt Restructurings
FDIC	Federal Deposit Insurance Corporation	TRSAs	Time-Based Restricted Stock Awards
FHLB	Federal Home Loan Bank of San Francisco	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRB	Board of Governors of the Federal Reserve System	VIE	Variable Interest Entity
FRBSF	Federal Reserve Bank of San Francisco

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$174,059	$172,585
Interest-earning deposits in financial institutions	1,747,077	465,039
Total cash, cash equivalents, and restricted cash	1,921,136	637,624
Securities available-for-sale, at fair value	3,851,141	3,797,187
Federal Home Loan Bank stock, at cost	17,250	40,924
Total investment securities	3,868,391	3,838,111
Gross loans and leases held for investment	19,780,476	18,910,740
Deferred fees, net	(85,845)	(63,868)
Allowance for loan and lease losses	(301,050)	(138,785)
Total loans and leases held for investment, net	19,393,581	18,708,087
Equipment leased to others under operating leases	295,191	324,084
Premises and equipment, net	42,299	38,585
Foreclosed assets, net	1,449	440
Goodwill	1,078,670	2,548,670
Core deposit and customer relationship intangibles, net	30,564	38,394
Other assets	734,457	636,811
Total assets	$27,365,738	$26,770,806

LIABILITIES:
Noninterest-bearing deposits	$8,629,543	$7,243,298
Interest-bearing deposits	14,299,036	11,989,738
Total deposits	22,928,579	19,233,036
Borrowings	60,000	1,759,008
Subordinated debentures	460,772	458,209
Accrued interest payable and other liabilities	463,489	365,856
Total liabilities	23,912,840	21,816,109

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at June 30, 2020 and
December 31, 2019; 120,681,951 and 121,890,008 shares issued, respectively, includes
1,624,622 and 1,513,197 shares of unvested restricted stock, respectively)	1,207	1,219
Additional paid-in capital	3,148,090	3,306,006
Retained earnings	247,058	1,652,248
Treasury stock, at cost (2,307,348 and 2,108,403 shares at June 30, 2020 and
December 31, 2019)	(88,495)	(83,434)
Accumulated other comprehensive income, net	145,038	78,658
Total stockholders' equity	3,452,898	4,954,697
Total liabilities and stockholders' equity	$27,365,738	$26,770,806
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$247,851	$262,278	$284,236	$510,129	$558,465
Investment securities	26,038	27,446	28,948	53,484	58,628
Deposits in financial institutions	186	1,608	1,349	1,794	1,999
Total interest income	274,075	291,332	314,533	565,407	619,092
Interest expense:
Deposits	13,075	28,247	38,720	41,322	72,955
Borrowings	1,319	6,778	7,210	8,097	14,920
Subordinated debentures	5,402	6,560	7,705	11,962	15,443
Total interest expense	19,796	41,585	53,635	61,381	103,318
Net interest income	254,279	249,747	260,898	504,026	515,774
Provision for credit losses	120,000	112,000	8,000	232,000	12,000
Net interest income after provision for credit losses	134,279	137,747	252,898	272,026	503,774
Noninterest income:
Other commissions and fees	10,111	9,721	11,590	19,832	22,598
Leased equipment income	12,037	12,251	9,182	24,288	18,464
Service charges on deposit accounts	2,004	2,658	3,771	4,662	7,501
Gain on sale of loans and leases	346	87	326	433	326
Gain on sale of securities	7,715	182	22,192	7,897	24,353
Other income	6,645	4,201	3,832	10,846	8,715
Total noninterest income	38,858	29,100	50,893	67,958	81,957
Noninterest expense:
Compensation	61,910	61,282	68,956	123,192	139,801
Occupancy	14,494	14,207	14,457	28,701	28,777
Data processing	7,102	6,454	6,817	13,556	13,742
Leased equipment depreciation	7,102	7,205	5,558	14,307	11,209
Intangible asset amortization	3,882	3,948	4,870	7,830	9,740
Other professional services	4,146	4,258	4,629	8,404	9,142
Insurance and assessments	9,373	4,249	4,098	13,622	8,136
Customer related expense	4,408	3,932	3,405	8,340	6,348
Loan expense	3,379	2,650	3,451	6,029	6,336
Acquisition, integration and reorganization costs	—	—	—	—	618
Foreclosed assets (income) expense, net	(146)	66	(146)	(80)	(117)
Goodwill impairment	—	1,470,000	—	1,470,000	—
Other expense	11,315	9,719	9,332	21,034	17,982
Total noninterest expense	126,965	1,587,970	125,427	1,714,935	251,714
Earnings (loss) before income taxes	46,172	(1,421,123)	178,364	(1,374,951)	334,017
Income tax expense	12,968	11,988	50,239	24,956	93,288
Net earnings (loss)	$33,204	$(1,433,111)	$128,125	$(1,399,907)	$240,729

Earnings (loss) per share:
Basic	$0.28	$(12.23)	$1.07	$(11.98)	$1.99
Diluted	$0.28	$(12.23)	$1.07	$(11.98)	$1.99
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
	(Unaudited)
	(In thousands)
Net earnings (loss)	$33,204	$(1,433,111)	$128,125	$(1,399,907)	$240,729
Other comprehensive income, net of tax:
Unrealized net holding gains on securities
available-for-sale arising during the period	82,780	17,183	72,168	99,963	134,807
Income tax expense related to net unrealized
holding gains arising during the period	(23,095)	(4,794)	(20,459)	(27,889)	(38,217)
Unrealized net holding gains on securities
available-for-sale, net of tax	59,685	12,389	51,709	72,074	96,590
Reclassification adjustment for net gains
included in net earnings (1)	(7,715)	(182)	(22,192)	(7,897)	(24,353)
Income tax expense related to reclassification
adjustment	2,152	51	6,291	2,203	6,904
Reclassification adjustment for net gains
included in net earnings, net of tax	(5,563)	(131)	(15,901)	(5,694)	(17,449)
Other comprehensive income, net of tax	54,122	12,258	35,808	66,380	79,141
Comprehensive income (loss)	$87,326	$(1,420,853)	$163,933	$(1,333,527)	$319,870
___________________________________
(1) Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings (Loss).
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2020
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2019	119,781,605	$1,219	$3,306,006	$1,652,248	$(83,434)	$78,658	$4,954,697
Cumulative effect of change in
accounting principle (1)	—	—	—	(5,283)	—	—	(5,283)
Net loss	—	—	—	(1,433,111)	—	—	(1,433,111)
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	12,258	12,258
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	194,916	2	6,492	—	—	—	6,494
Restricted stock surrendered	(106,021)	—	—	—	(3,460)	—	(3,460)
Common stock repurchased under
Stock Repurchase Program	(1,953,711)	(20)	(69,980)	—	—	—	(70,000)
Cash dividends paid:
Common stock, $0.60/share	—	—	(71,206)	—	—	—	(71,206)
Balance, March 31, 2020	117,916,789	$1,201	$3,171,312	$213,854	$(86,894)	$90,916	$3,390,389
Net earnings	—	—	—	33,204	—	—	33,204
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	54,122	54,122
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	550,738	6	6,283	—	—	—	6,289
Restricted stock surrendered	(92,924)	—	—	—	(1,601)	—	(1,601)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,505)	—	—	—	(29,505)
Balance, June 30, 2020	118,374,603	$1,207	$3,148,090	$247,058	$(88,495)	$145,038	$3,452,898
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
________________________
(2) Impact due to adoption on January 1, 2019 of ASU 2016-02, "Leases (Topic 842)," and the related amendments.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(1,399,907)	$240,729
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill impairment	1,470,000	—
Depreciation and amortization	22,124	18,607
Amortization of net premiums on securities available-for-sale	5,591	7,933
Amortization of intangible assets	7,830	9,740
Amortization of operating lease ROU assets	14,662	14,723
Provision for credit losses	232,000	12,000
Gain on sale of foreclosed assets	(112)	(320)
Provision for losses on foreclosed assets	110	—
Gain on sale of loans and leases	(433)	(326)
Loss (gain) on sale of premises and equipment	187	(37)
Gain on sale of securities	(7,897)	(24,353)
Unrealized loss (gain) on derivatives and foreign currencies, net	564	(40)
Earned stock compensation	12,783	12,529
Decrease in other assets	8,393	44,349
Decrease in accrued interest payable and other liabilities	(91,873)	(55,550)
Net cash provided by operating activities	274,022	279,984

Cash flows from investing activities:
Net increase in loans and leases	(887,247)	(605,228)
Proceeds from sales of loans and leases	3,522	80,440
Proceeds from maturities and paydowns of securities available-for-sale	170,245	150,766
Proceeds from sales of securities available-for-sale	144,997	1,410,510
Purchases of securities available-for-sale	(274,824)	(1,232,214)
Net redemptions (purchases) of Federal Home Loan Bank stock	23,674	(11,043)
Proceeds from sales of foreclosed assets	769	4,184
Purchases of premises and equipment, net	(9,772)	(8,621)
Proceeds from sales of premises and equipment	2	54
Proceeds from BOLI death benefit	761	555
Net decrease (increase) in equipment leased to others under operating leases	15,147	(18,986)
Net cash used in investing activities	(812,726)	(229,583)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	1,387,698	(588,417)
Net increase in interest-bearing deposits	2,309,298	524,957
Net (decrease) increase in borrowings	(1,699,008)	541,945
Common stock repurchased and restricted stock surrendered	(75,061)	(161,826)
Cash dividends paid	(100,711)	(145,089)
Net cash provided by financing activities	1,822,216	171,570

Net increase in cash, cash equivalents, and restricted cash	1,283,512	221,971
Cash, cash equivalents, and restricted cash, beginning of period	637,624	385,767
Cash, cash equivalents, and restricted cash, end of period	$1,921,136	$607,738

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$68,390	$97,238
Cash paid for income taxes	3,850	68,305
Loans transferred to foreclosed assets	1,776	37
Transfers from loans held for investment to loans held for sale	—	25,124
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
Investment Securities
Prior to January 1, 2020, debt securities available-for-sale were measured at fair value and declines in the fair value were reviewed to determine whether the impairment was other-than-temporary. If the decline in fair value was considered temporary, the decline in fair value below the amortized cost basis of a security was recognized in other comprehensive income (loss). If we did not expect to recover the entire amortized cost basis of the security, then an other-than-temporary impairment was considered to have occurred. The cost basis of the security was written down to its estimated fair value and the amount of the write-down was recognized through a charge to earnings. If the amount of the amortized cost basis expected to be recovered increased in a future period, the cost basis of the security was not increased but rather recognized prospectively through interest income.
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
Allowance for Credit Losses on Loans and Leases Held for Investment
Effective January 1, 2020, upon the adoption of ASU 2016-13, the Company replaced the incurred loss accounting model with the current expected credit loss ("CECL") approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts.
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The amortized cost basis of loans and leases does not include accrued interest receivable, which is included in "Other assets" on the condensed consolidated balance sheets. The "Provision for credit losses" on the condensed consolidated statements of earnings (loss) is a combination of the provision for loan and lease losses and the provision for unfunded loan commitments.
Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. The resulting allowance for loan and lease losses is deducted from the associated amortized cost basis to reflect the net amount expected to be collected. Subsequent changes in this estimate are recorded through the provision for credit losses and the allowance. The CECL methodology could result in significant changes to both the timing and amounts of provision for credit losses and the allowance as compared to recent historical periods. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans and leases previously charged off are added to the allowance.
The allowance for loan and lease losses is comprised of an individually evaluated component for loans and leases that no longer share similar risk characteristics with other loans and leases and a pooled loans component for loans and leases that share similar risk characteristics.
A loan or lease with an outstanding balance greater than $250,000 is individually evaluated for expected credit loss when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We select loans and leases for individual assessment on an ongoing basis using certain criteria such as payment performance, borrower reported and forecasted financial results, and other external factors when appropriate. We measure the current expected credit loss of a loan or lease based upon the fair value of the underlying collateral if the loan or lease is collateral-dependent or the present value of cash flows, discounted at the effective interest rate, if the loan or lease is not collateral-dependent. To the extent a loan or lease balance exceeds the estimated collectable value, a reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our CECL methodology for the pooled loans component includes both quantitative and qualitative loss factors which are applied to our population of loans and leases and assessed at a pool level. The loan portfolio is segmented into four loan segments, eight loan classes and 22 loan pools based upon loan type that share similar default risk characteristics to calculate quantitative loss factors for each pool. Six of these loan pools have insignificant current balances and/or insignificant historical losses, thus, estimated losses are calculated using historical loss rates from the first quarter of 2009 to the current period rather than econometric regression modeling. For the remaining 16 loan pools, we estimate the probability of default (“PD”) during the reasonable and supportable period using seven econometric regression models developed to correlate macroeconomic variables to credit performance (including risk rating upgrades/downgrades and defaults). The loans and unfunded commitments are grouped into nine loss given default (“LGD”) pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the exposure at default (“EAD”) of defaulted loans starting with the first quarter of 2009 to the current period. The PD and LGD rates are applied to the EAD at the loan or lease level based on contractual scheduled payments, estimated prepayments, and estimated usage of unfunded commitments to compute the current expected credit loss. We use our actual historical loan prepayment experience from 2009 - 2019 to estimate future prepayments by loan pool. Given that no historical period exhibits economic conditions similar to the single scenario baseline forecast discussed below, prepayment rates based on all historical prepayment experience from 2009 - 2019 are consistently applied during the reasonable and supportable, reversion, and post-reversion periods.
For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated over a 4-quarter time horizon using a single scenario baseline forecast that is consistent with management's current expectations for the 16 loan pools. We use economic forecasts from Moody's Analytics in this process. The economic forecast is updated monthly therefore the one used for each quarter-end calculation is generally based on a one-month lag based on the timing of when the forecast becomes available. The key macroeconomic assumptions used in the PD regression models include at least three of the following economic indicators; Real GDP, unemployment rates, CRE Price Index and the BBB spread. The quantitative CECL model, utilizing historical portfolio performance, current portfolio composition and performance, estimated prepayments, and the effects of the economic forecast, calculates the expected EAD which is multiplied by the PD and LGD rates to calculate expected losses through the end of the forecast period. We then use a 2-quarter reversion period to revert on a straight-line basis from the PD, LGD, and prepayment rates used during the reasonable and support period to the Company’s historical PD, LGD, and prepayment experience. Subsequent to the reversion period for the remaining contractual life of loans and leases, PD, LGD, and prepayment rates are based on historical experience from 2009 to 2019. PD regression models and prepayment rates are updated on an annual basis. LGD rates are updated every quarter to reflect current charge-off activity.
The PDs calculated by the quantitative models are highly correlated to our internal risk ratings assigned to each loan and lease. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans and leases on a regular basis. The credit risk ratings assigned to every loan and lease are as follows:
•High Pass: (Risk ratings 1-2) Loans and leases rated as "high pass" exhibit a favorable credit profile and have minimal risk characteristics. Repayment in full is expected, even in adverse economic conditions.
•Pass: (Risk ratings 3-4) Loans and leases rated as "pass" are not adversely classified and collection and repayment in full are expected.
•Special Mention: (Risk rating 5) Loans and leases rated as "special mention" have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan or lease.
•Substandard: (Risk rating 6) Loans and leases rated as "substandard" have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.
•Doubtful: (Risk rating 7) Loans and leases rated as "doubtful" have all the weaknesses of those rated as "substandard," with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.
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
The other qualitative criteria we consider when establishing the loss factors include the following:
•Legal and Regulatory - matters that could impact our borrowers’ ability to repay our loans and leases;
•Concentrations - loan and lease portfolio composition and any loan concentrations;
•Collateral Dependency - considers changes in collateral values;
•Lending Policy - current lending policies and the effects of any new policies or policy amendments;
•Nature and Volume - loan and lease production volume and mix;
•Problem Loan Trends - loan and lease portfolio credit performance trends, including a borrower's financial condition, credit rating, and ability to meet loan payment requirements;
•Loan Review - results of independent credit review; and
•Management - changes in management related to credit administration functions.
We estimate the reserve for unfunded loan commitments using the same PD, LGD, and prepayment rates as used for the allowance for loan and lease losses. The reserve for unfunded loan commitments is computed using expected future utilization rates of the unfunded commitments during the contractual life of the commitments based on historical usage of unfunded commitments for the various loan types from the first quarter of 2015 to the fourth quarter of 2019. The utilization rates are updated on an annual basis.
Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan and lease portfolio and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience increased levels of borrower loan defaults, borrowers’ noncompliance with loan agreements, adverse changes in collateral values, or changes in economic and business conditions that adversely affect our borrowers, classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. In addition, economic forecasts utilized in the estimation process will change in future periods, which will result in changes to the estimates made for current expected credit losses as of a point in time. However, economic forecasts are just one of many assumptions and components that go into estimating the allowance for credit losses.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounting Standards Adopted in 2020
Effective January 1, 2020, the Company adopted ASU 2016-13 and the related amendments to ASC Topic 326, “Financial Instruments - Credit Losses,” to replace the incurred loss accounting model with a current expected credit loss approach for financial instruments measured at amortized cost and other commitments to extend credit. The new standard is generally intended to require earlier recognition of credit losses. While the standard changes the measurement of the allowance for credit losses, it does not change the credit risk of our lending portfolios or the ultimate losses in those portfolios.
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
The Company adopted the new standard using the modified retrospective approach and recognized a cumulative effect adjustment to decrease retained earnings by $5.3 million, net of taxes, and increase the allowance for credit losses by $7.3 million without restating prior periods and applied the requirements of the new standard prospectively. There was no cumulative effect adjustment related to available-for-sale securities at adoption. The Company elected to account for interest receivable separately from the amortized cost of loans and leases and investment securities. Interest receivable is included in "Other assets" on the condensed consolidated balance sheets. The Company elected the practical expedient to use the fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the entity’s assessment as of the reporting date (collateral dependent financial asset). Additionally, the Company implemented new business processes, new internal controls, and modified existing and/or implemented new internal models and tools to facilitate the ongoing application of the new guidance. See Note 4. Loans and Leases for further details.
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
The Company used this approach to evaluate its goodwill during the first quarter of 2020, as an unprecedented decline in economic conditions triggered by the Coronavirus Disease ("COVID-19") pandemic caused a significant decline in stock market valuations in March 2020, including our stock price. These events indicated that goodwill may be impaired and resulted in us performing a goodwill impairment assessment. As a result, a goodwill impairment charge of $1.47 billion was recorded in the first quarter of 2020 as the Company's estimated fair value was less than its book value.
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
Use of Estimates
We have made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of goodwill and other intangible assets, and the realization of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
Reclassifications
None.
NOTE 2. RESTRICTED CASH BALANCES
The FRBSF establishes cash reserve requirements that its member banks must maintain based on a percentage of deposit liabilities. On March 26, 2020, the FRBSF reduced the reserve requirement ratios to zero percent. The average reserves required to be held at the FRBSF for the six months ended June 30, 2020 and the year ended December 31, 2019 were $83.1 million and $131.0 million. As of June 30, 2020 and December 31, 2019, we pledged cash collateral for our derivative contracts of $2.2 million and $3.2 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	June 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency commercial MBS	$1,060,551	$72,587	$(52)	$1,133,086	$1,083,182	$25,579	$(537)	$1,108,224
Agency residential CMOs	993,696	56,055	(9)	1,049,742	1,112,573	24,403	(579)	1,136,397
Municipal securities	825,446	62,976	(84)	888,338	691,647	43,851	(339)	735,159
Agency residential MBS	236,134	12,847	(47)	248,934	294,606	10,593	(1)	305,198
Asset-backed securities	232,081	556	(5,431)	227,206	216,133	320	(1,670)	214,783
Collateralized loan obligations	142,080	—	(5,417)	136,663	124,134	25	(403)	123,756
Private label residential CMOs	95,629	2,245	(1,099)	96,775	96,066	3,430	(13)	99,483
SBA securities	42,375	2,236	(35)	44,576	47,765	506	(13)	48,258
Corporate debt securities	17,000	3,458	—	20,458	17,000	3,748	—	20,748
U.S. Treasury securities	4,987	376	—	5,363	4,985	196	—	5,181
Total	$3,649,979	$213,336	$(12,174)	$3,851,141	$3,688,091	$112,651	$(3,555)	$3,797,187
As of June 30, 2020, securities available-for-sale with a fair value of $642.0 million were pledged as collateral for public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the years indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales of Securities Available-for-Sale	2020	2019	2020	2019
	(In thousands)
Amortized cost of securities sold	$122,334	$980,395	$137,100	$1,386,157

Gross realized gains	$7,747	$24,154	$7,929	$28,213
Gross realized losses	(32)	(1,962)	(32)	(3,860)
Net realized gains	$7,715	$22,192	$7,897	$24,353

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency commercial MBS	$9,281	$(52)	$—	$—	$9,281	$(52)
Agency residential CMOs	—	—	1,308	(9)	1,308	(9)
Municipal securities	20,448	(84)	—	—	20,448	(84)
Agency residential MBS	2,403	(47)	—	—	2,403	(47)
Asset-backed securities	116,863	(3,400)	36,800	(2,031)	153,663	(5,431)
Collateralized loan obligations	104,062	(3,352)	32,601	(2,065)	136,663	(5,417)
Private label residential CMOs	52,839	(1,096)	78	(3)	52,917	(1,099)
SBA securities	1,971	(35)	—	—	1,971	(35)
Total	$307,867	$(8,066)	$70,787	$(4,108)	$378,654	$(12,174)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency commercial MBS	$214,862	$(537)	$—	$—	$214,862	$(537)
Agency residential CMOs	180,071	(572)	1,456	(7)	181,527	(579)
Municipal securities	38,667	(339)	—	—	38,667	(339)
Agency residential MBS	—	—	186	(1)	186	(1)
Asset-backed securities	165,575	(1,670)	—	—	165,575	(1,670)
Collateralized loan obligations	102,469	(403)	—	—	102,469	(403)
Private label residential CMOs	9,872	(11)	114	(2)	9,986	(13)
SBA securities	4,565	(13)	—	—	4,565	(13)
Total	$716,081	$(3,545)	$1,756	$(10)	$717,837	$(3,555)
The securities that were in an unrealized loss position at June 30, 2020, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized such impairment in "other comprehensive income" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2020
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$8,979	$9,110
Due after one year through five years	328,227	344,634
Due after five years through ten years	967,544	1,032,710
Due after ten years	2,345,229	2,464,687
Total securities available-for-sale	$3,649,979	$3,851,141
CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Taxable interest	$19,836	$20,944	$41,622	$40,686
Non-taxable interest	5,612	7,547	10,841	17,140
Dividend income	590	457	1,021	802
Total interest income on investment securities	$26,038	$28,948	$53,484	$58,628

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
	2020	2019
	(In thousands)
Real estate mortgage	$7,963,898	$7,982,383
Real estate construction and land	3,371,672	2,773,209
Commercial	8,033,592	7,714,358
Consumer	411,314	440,790
Total gross loans and leases held for investment	19,780,476	18,910,740
Deferred fees, net	(85,845)	(63,868)
Total loans and leases held for investment, net of deferred fees	19,694,631	18,846,872
Allowance for loan and lease losses	(301,050)	(138,785)
Total loans and leases held for investment, net (1)	$19,393,581	$18,708,087
____________________
(1) Excludes accrued interest receivable of $63.0 million and $67.5 million at June 30, 2020 and December 31, 2019, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2020
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$42,784	$6,985	$49,769	$4,172,306	$4,222,075
Income producing and other residential	50	654	704	3,732,955	3,733,659
Total real estate mortgage	42,834	7,639	50,473	7,905,261	7,955,734
Real estate construction and land:
Commercial	—	—	—	1,167,609	1,167,609
Residential	1,022	—	1,022	2,171,897	2,172,919
Total real estate construction and land	1,022	—	1,022	3,339,506	3,340,528
Commercial:
Asset-based	3,697	17,725	21,422	3,391,009	3,412,431
Venture capital	3,939	—	3,939	1,810,402	1,814,341
Other commercial	7,991	1,877	9,868	2,750,410	2,760,278
Total commercial	15,627	19,602	35,229	7,951,821	7,987,050
Consumer	1,067	215	1,282	410,037	411,319
Total	$60,550	$27,456	$88,006	$19,606,625	$19,694,631

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$2,448	$5,919	$8,367	$4,194,320	$4,202,687
Income producing and other residential	2,105	802	2,907	3,767,153	3,770,060
Total real estate mortgage	4,553	6,721	11,274	7,961,473	7,972,747
Real estate construction and land:
Commercial	—	—	—	1,082,368	1,082,368
Residential	1,429	—	1,429	1,654,005	1,655,434
Total real estate construction and land	1,429	—	1,429	2,736,373	2,737,802
Commercial:
Asset-based	19	—	19	3,748,388	3,748,407
Venture capital	—	—	—	2,179,422	2,179,422
Other commercial	2,781	4,164	6,945	1,760,722	1,767,667
Total commercial	2,800	4,164	6,964	7,688,532	7,695,496
Consumer	1,006	200	1,206	439,621	440,827
Total	$9,788	$11,085	$20,873	$18,825,999	$18,846,872
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2020			December 31, 2019
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$61,771	$4,160,304	$4,222,075	$18,346	$4,184,341	$4,202,687
Income producing and other residential	2,207	3,731,452	3,733,659	2,478	3,767,582	3,770,060
Total real estate mortgage	63,978	7,891,756	7,955,734	20,824	7,951,923	7,972,747
Real estate construction and land:
Commercial	337	1,167,272	1,167,609	364	1,082,004	1,082,368
Residential	—	2,172,919	2,172,919	—	1,655,434	1,655,434
Total real estate construction and land	337	3,340,191	3,340,528	364	2,737,438	2,737,802
Commercial:
Asset-based	19,013	3,393,418	3,412,431	30,162	3,718,245	3,748,407
Venture capital	8,270	1,806,071	1,814,341	12,916	2,166,506	2,179,422
Other commercial	73,995	2,686,283	2,760,278	27,594	1,740,073	1,767,667
Total commercial	101,278	7,885,772	7,987,050	70,672	7,624,824	7,695,496
Consumer	520	410,799	411,319	493	440,334	440,827
Total	$166,113	$19,528,518	$19,694,631	$92,353	$18,754,519	$18,846,872

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2020, nonaccrual loans and leases included $27.5 million of loans and leases 90 or more days past due, $52.6 million of loans and leases 30 to 89 days past due, and $86.0 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2019, nonaccrual loans and leases included $11.1 million of loans and leases 90 or more days past due, $1.2 million of loans and leases 30 to 89 days past due, and $80.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of June 30, 2020, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $86.5 million and represented 52% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2020
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$71,446	$322,312	$3,828,317	$4,222,075
Income producing and other residential	6,941	6,150	3,720,568	3,733,659
Total real estate mortgage	78,387	328,462	7,548,885	7,955,734
Real estate construction and land:
Commercial	337	12,354	1,154,918	1,167,609
Residential	—	—	2,172,919	2,172,919
Total real estate construction and land	337	12,354	3,327,837	3,340,528
Commercial:
Asset-based	25,008	186,813	3,200,610	3,412,431
Venture capital	29,054	138,403	1,646,884	1,814,341
Other commercial	159,814	82,313	2,518,151	2,760,278
Total commercial	213,876	407,529	7,365,645	7,987,050
Consumer	630	18,052	392,637	411,319
Total	$293,230	$766,397	$18,635,004	$19,694,631

	December 31, 2019
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$33,535	$30,070	$4,139,082	$4,202,687
Income producing and other residential	8,600	1,711	3,759,749	3,770,060
Total real estate mortgage	42,135	31,781	7,898,831	7,972,747
Real estate construction and land:
Commercial	364	—	1,082,004	1,082,368
Residential	—	1,429	1,654,005	1,655,434
Total real estate construction and land	364	1,429	2,736,009	2,737,802
Commercial:
Asset-based	32,223	38,936	3,677,248	3,748,407
Venture capital	35,316	74,813	2,069,293	2,179,422
Other commercial	65,261	174,785	1,527,621	1,767,667
Total commercial	132,800	288,534	7,274,162	7,695,496
Consumer	613	1,212	439,002	440,827
Total	$175,912	$322,956	$18,348,004	$18,846,872

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the period indicated:

	At and For the Three Months Ended		At and For the Six Months Ended
	June 30, 2020		June 30, 2020
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)		(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$304	$—	$304	$—
Income producing and other residential	1,445	—	1,445	—
Commercial:
Asset based	2,458	—	2,458	—
Venture capital	8,270	—	8,270	—
Other commercial	45,569	—	45,569	—
Consumer	520	—	520	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$61,467	$62	$61,467	$130
Income producing and other residential	762	—	762	—
Real estate construction and land:
Commercial	337	—	337	—
Commercial:
Asset based	16,555	—	16,555	—
Other commercial	28,426	1,196	28,426	1,220
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$63,978	$62	$63,978	$130
Real estate construction and land	337	—	337	—
Commercial	101,278	1,196	101,278	1,220
Consumer	520	—	520	—
Total	$166,113	$1,258	$166,113	$1,350

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the date indicated:

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
June 30, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$—	$15,131	$15,672	$10,233	$62,921	$—	$—	$103,957
3-4 Pass	338,636	538,666	720,870	805,795	358,812	890,775	66,993	3,813	3,724,360
5 Special mention	—	55,250	92,175	2,558	77,811	94,518	—	—	322,312
6-8 Classified	—	1,367	183	21,747	2,909	45,240	—	—	71,446
Total	$338,636	$595,283	$828,359	$845,772	$449,765	$1,093,454	$66,993	$3,813	$4,222,075
Current YTD period:
Gross charge-offs	$—	$—	$—	$1,831	$—	$2,676	$—	$—	$4,507
Gross recoveries	—	—	—	—	—	(237)	—	—	(237)
Net	$—	$—	$—	$1,831	$—	$2,439	$—	$—	$4,270

Real Estate Mortgage:
Income Producing and
Other Residential
Internal risk rating:
1-2 High pass	$—	$34,966	$76,744	$46,031	$54,261	$28,639	$—	$—	$240,641
3-4 Pass	148,116	843,413	1,243,035	653,956	260,740	220,111	109,783	773	3,479,927
5 Special mention	—	—	2,888	962	—	—	2,300	—	6,150
6-8 Classified	—	—	—	—	—	5,452	106	1,383	6,941
Total	$148,116	$878,379	$1,322,667	$700,949	$315,001	$254,202	$112,189	$2,156	$3,733,659
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$175	$175
Gross recoveries	—	—	—	—	—	(13)	(1)	—	(14)
Net	$—	$—	$—	$—	$—	$(13)	$(1)	$175	$161

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	22,576	285,286	362,367	216,294	119,503	137,008	7,112	4,772	1,154,918
5 Special mention	—	—	12,354	—	—	—	—	—	12,354
6-8 Classified	—	—	—	—	—	337	—	—	337
Total	$22,576	$285,286	$374,721	$216,294	$119,503	$137,345	$7,112	$4,772	$1,167,609
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
June 30, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	177,247	366,209	783,534	671,665	110,532	2,051	18,714	42,967	2,172,919
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$177,247	$366,209	$783,534	$671,665	$110,532	$2,051	$18,714	$42,967	$2,172,919
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$22,993	$178,052	$116,797	$65,756	$130,266	$95,166	$288,230	$98,416	$995,676
3-4 Pass	45,866	141,935	111,495	40,166	58,534	60,573	1,722,555	23,810	2,204,934
5 Special mention	—	66,446	52,740	22,597	18,793	1,429	19,720	5,088	186,813
6-8 Classified	—	—	—	—	—	15,854	8,836	318	25,008
Total	$68,859	$386,433	$281,032	$128,519	$207,593	$173,022	$2,039,341	$127,632	$3,412,431
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$11,550	$—	$—	$11,550
Gross recoveries	(8)	—	—	—	—	(323)	(56)	—	(387)
Net	$(8)	$—	$—	$—	$—	$11,227	$(56)	$—	$11,163

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass (1)	$—	$5,649	$—	$(6)	$(6)	$(2)	$237,484	$—	$243,119
3-4 Pass	50,908	172,879	82,954	11,696	34,275	9,055	1,036,748	5,250	1,403,765
5 Special mention	9,499	28,162	27,430	4,000	610	—	66,685	2,017	138,403
6-8 Classified	—	(866)	10,871	—	—	3,632	12,574	2,843	29,054
Total	$60,407	$205,824	$121,255	$15,690	$34,879	$12,685	$1,353,491	$10,110	$1,814,341
Current YTD period:
Gross charge-offs	$—	$—	$6,532	$—	$(8)	$149	$140	$—	$6,813
Gross recoveries	—	—	(41)	(104)	(136)	(3)	(15)	—	(299)
Net	$—	$—	$6,491	$(104)	$(144)	$146	$125	$—	$6,514
____________________
(1) Amounts with negative balances are loans with zero principal balances but have deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
June 30, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$1,209,264	$432	$8	$16,894	$1	$3,076	$97,116	$136	$1,326,927
3-4 Pass	19,833	102,743	112,650	97,807	33,596	108,841	698,428	17,326	1,191,224
5 Special mention	—	109	—	818	1,995	4,892	73,339	1,160	82,313
6-8 Classified	1	3	35	70	4,126	46,522	105,085	3,972	159,814
Total	$1,229,098	$103,287	$112,693	$115,589	$39,718	$163,331	$973,968	$22,594	$2,760,278
Current YTD period:
Gross charge-offs	$—	$—	$—	$52	$—	$996	$10,031	$1,229	$12,308
Gross recoveries	—	—	(8)	(19)	(73)	(2,459)	(100)	(2)	(2,661)
Net	$—	$—	$(8)	$33	$(73)	$(1,463)	$9,931	$1,227	$9,647

Consumer
Internal risk rating:
1-2 High pass	$23	$—	$10	$18	$—	$—	$752	$—	$803
3-4 Pass	51,068	138,584	71,591	50,523	53,886	15,445	10,735	2	391,834
5 Special mention	—	637	9,971	2,097	3,592	1,755	—	—	18,052
6-8 Classified	—	57	116	—	62	355	1	39	630
Total	$51,091	$139,278	$81,688	$52,638	$57,540	$17,555	$11,488	$41	$411,319
Current YTD period:
Gross charge-offs	$—	$97	$86	$135	$295	$—	$21	$4	$638
Gross recoveries	—	—	(1)	(5)	(14)	(21)	—	—	(41)
Net	$—	$97	$85	$130	$281	$(21)	$21	$4	$597

Total Loans and Leases
Internal risk rating:
1-2 High pass	$1,232,280	$219,099	$208,690	$144,365	$194,755	$189,800	$623,582	$98,552	$2,911,123
3-4 Pass	854,250	2,589,715	3,488,496	2,547,902	1,029,878	1,443,859	3,671,068	98,713	15,723,881
5 Special mention	9,499	150,604	197,558	33,032	102,801	102,594	162,044	8,265	766,397
6-8 Classified	1	561	11,205	21,817	7,097	117,392	126,602	8,555	293,230
Total	$2,096,030	$2,959,979	$3,905,949	$2,747,116	$1,334,531	$1,853,645	$4,583,296	$214,085	$19,694,631
Current YTD period:
Gross charge-offs	$—	$97	$6,618	$2,018	$287	$15,371	$10,192	$1,408	$35,991
Gross recoveries	(8)	—	(50)	(128)	(223)	(3,056)	(172)	(2)	(3,639)
Net	$(8)	$97	$6,568	$1,890	$64	$12,315	$10,020	$1,406	$32,352

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

TDRs are a result of rate reductions, term extensions, fee concessions, and debt forgiveness, or a combination thereof. The Company has granted various consumer and commercial loan modifications to provide borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, the Company has elected to not apply TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act. The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the periods indicated:

	Three Months Ended June 30,
	2020			2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	7	$3,745	$3,745	—	$—	$—
Income producing and other residential	5	787	787	3	456	456
Commercial:
Asset-based	6	1,234	1,234	1	620	620
Venture capital	—	—	—	4	13,971	14,972
Other commercial	19	18,840	15,726	3	107	107
Consumer	3	212	212	—	—	—
Total	40	$24,818	$21,704	11	$15,154	$16,155

	Six Months Ended June 30,
	2020			2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	8	$3,745	$3,745	1	$37	$—
Income producing and other residential	5	787	787	6	1,245	1,245
Commercial:
Asset-based	7	1,741	1,741	1	620	620
Venture capital	2	2,047	2,047	10	16,076	16,214
Other commercial	30	23,219	21,444	11	692	692
Consumer	3	212	212	—	—	—
Total	55	$31,751	$29,976	29	$18,670	$18,771
During the three and six months ended June 30, 2020, there was one $2.0 million venture capital loan restructured in the preceding 12-month period that subsequently defaulted.
During the three months ended June 30, 2019, there were two venture capital loans totaling $447,000 and one other commercial loan of $81,000, restructured in the preceding 12-month period that subsequently defaulted. During the six months ended June 30, 2019, there were two venture capital loans totaling $447,000 and three other commercial loans totaling $140,000, restructured in the preceding 12-month period that subsequently defaulted.

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$2,103	$2,886	$4,355	$6,026

The following table presents the components of leases receivable as of the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$137,984	$147,729
Unguaranteed residual assets	18,653	20,806
Deferred costs and other	577	655
Aggregate net investment in leases	$157,214	$169,190
The following table presents maturities of leases receivable as of the date indicated:

June 30, 2020
(In thousands)
Period ending December 31,
2020	$35,218
2021	61,182
2022	24,981
2023	14,366
2024	10,469
2025 and thereafter	2,766
Total undiscounted cash flows	148,982
Less: Unearned income	(10,998)
Present value of lease payments	$137,984

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended June 30, 2020
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$91,372	$40,173	$87,570	$2,177	$221,292
Charge-offs	(4,182)	—	(11,439)	(165)	(15,786)
Recoveries	127	—	2,392	25	2,544
Net charge-offs	(4,055)	—	(9,047)	(140)	(13,242)
Provision	43,407	29,940	19,424	229	93,000
Balance, end of period	$130,724	$70,113	$97,947	$2,266	$301,050

	Six Months Ended June 30, 2020
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$44,575	$30,544	$61,528	$2,138	$138,785
Charge-offs	(4,682)	—	(30,671)	(638)	(35,991)
Recoveries	251	—	3,347	41	3,639
Net charge-offs	(4,431)	—	(27,324)	(597)	(32,352)
Provision	85,272	48,161	56,883	684	191,000
Cumulative effect of change in accounting
principle - CECL	5,308	(8,592)	6,860	41	3,617
Balance, end of period	$130,724	$70,113	$97,947	$2,266	$301,050

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$211	$—	$8,282	$—	$8,493
Collectively evaluated	$130,513	$70,113	$89,665	$2,266	$292,557

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$68,240	$1,799	$105,661	$—	$175,700
Collectively evaluated	7,887,494	3,338,729	7,881,389	411,319	19,518,931
Ending balance	$7,955,734	$3,340,528	$7,987,050	$411,319	$19,694,631

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$45,754	$27,208	$61,496	$1,823	$136,281
Charge-offs	(534)	—	(16,927)	(176)	(17,637)
Recoveries	240	—	6,080	73	6,393
Net charge-offs	(294)	—	(10,847)	(103)	(11,244)
Provision (negative provision)	1,366	(830)	8,752	712	10,000
Balance, end of period	$46,826	$26,378	$59,401	$2,432	$135,037

	Six Months Ended June 30, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$46,021	$28,209	$56,360	$1,882	$132,472
Charge-offs	(730)	—	(19,930)	(442)	(21,102)
Recoveries	383	—	9,186	98	9,667
Net charge-offs	(347)	—	(10,744)	(344)	(11,435)
Provision (negative provision)	1,152	(1,831)	13,785	894	14,000
Balance, end of period	$46,826	$26,378	$59,401	$2,432	$135,037

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$260	$—	$4,482	$—	$4,742
Collectively evaluated	$46,566	$26,378	$54,919	$2,432	$130,295

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$27,594	$5,376	$60,380	$—	$93,350
Collectively evaluated	8,048,432	2,370,754	7,513,934	446,382	18,379,502
Ending balance	$8,076,026	$2,376,130	$7,574,314	$446,382	$18,472,852
The allowance for loan and lease losses increased by $79.8 million in the second quarter of 2020 to $301.1 million due primarily to a provision for loan and lease losses of $93.0 million driven by the impact from the significant deterioration and continued uncertainty in the key macro-economic forecast variables such as unemployment and GDP as a result of COVID-19.
We actively participated in the Paycheck Protection Program ("PPP"), under the provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act during the second quarter of 2020. As of June 30, 2020, we processed approximately $1.2 billion in loans through the PPP. The loans have two-year terms, are fully guaranteed by the SBA, and do not carry an allowance.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following date:

	June 30, 2020
	Real	Business
	Property	Assets	Total
	(In thousands)
Real estate mortgage	$62,021	$—	$62,021
Real estate construction and land	1,799	—	1,799
Commercial	—	32,135	32,135
Total	$63,820	$32,135	$95,955
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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	June 30, 2020
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$221,292	$53,571	$274,863
Charge-offs	(15,786)	—	(15,786)
Recoveries	2,544	—	2,544
Net charge-offs	(13,242)	—	(13,242)
Provision	93,000	27,000	120,000
Balance, end of period	$301,050	$80,571	$381,621

	Six Months Ended
	June 30, 2020
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$138,785	$35,861	$174,646
Charge-offs	(35,991)	—	(35,991)
Recoveries	3,639	—	3,639
Net charge-offs	(32,352)	—	(32,352)
Provision	191,000	41,000	232,000
Cumulative effect of change in accounting
principle - CECL	3,617	3,710	7,327
Balance, end of period	$301,050	$80,571	$381,621

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  FORECLOSED ASSETS
The following table summarizes foreclosed assets as of the dates indicated:

	June 30,	December 31,
Property Type	2020	2019
	(In thousands)
Commercial real estate	$28	$221
Construction and land development	219	219
Total other real estate owned, net	247	440
Other foreclosed assets	1,202	—
Total foreclosed assets, net	$1,449	$440
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2019	$440
Transfers to foreclosed assets from loans	1,776
Provision for losses	(110)
Reductions related to sales	(657)
Balance, June 30, 2020	$1,449
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
The unprecedented decline in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations in March 2020, including our stock price. These events indicated that goodwill may be impaired and resulted in us performing a goodwill impairment assessment. As a result, we recorded a goodwill impairment charge of $1.47 billion in the first quarter of 2020 as the estimated fair value of equity was less than book value. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, or liquidity position.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2019	$2,548,670
Impairment - March 2020	(1,470,000)
Balance, June 30, 2020	$1,078,670

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
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$117,573	$119,497	$117,573	$119,497
Fully amortized portion	(7,927)	—	(7,927)	—
Balance, end of period	109,646	119,497	109,646	119,497
Accumulated Amortization:
Balance, beginning of period	(83,127)	(67,247)	(79,179)	(62,377)
Amortization	(3,882)	(4,870)	(7,830)	(9,740)
Fully amortized portion	7,927	—	7,927	—
Balance, end of period	(79,082)	(72,117)	(79,082)	(72,117)
Net CDI and CRI, end of period	$30,564	$47,380	$30,564	$47,380
NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	June 30,	December 31,
Other Assets	2020	2019
	(In thousands)
Cash surrender value of BOLI	$200,733	$199,029
LIHTC investments (1)	192,963	75,149
Operating lease ROU assets, net (2)	125,325	129,301
Interest receivable	76,150	81,479
CRA investments (3)	74,644	65,152
Prepaid expenses	24,971	17,099
Equity investments without readily determinable fair values	14,967	14,890
Equity warrants (4)	4,781	3,434
Equity investments with readily determinable fair values	2,688	2,998
Taxes receivable	—	31,591
Other receivables/assets	17,235	16,689
Total other assets	$734,457	$636,811
____________________
(1) During the first quarter of 2020, the Company increased the amount of its investment in low income housing project partnerships by $101 million representing the amount of related unfunded commitments, with an offset to a liability included in "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets.
(2) See Note 8. Leases for further details regarding the operating lease ROU assets.
(3) Includes equity investments without readily determinable fair values of $21.0 million and $17.8 million at June 30, 2020 and December 31, 2019.
(4) For information regarding equity warrants, see Note 10. Derivatives.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings (loss). The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease expense:
Fixed costs	$8,832	$8,534	$17,077	$16,836
Variable costs	12	46	25	70
Short-term lease costs	102	203	194	723
Sublease income	(1,003)	(1,054)	(2,019)	(2,180)
Net lease expense	$7,943	$7,729	$15,277	$15,449
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,519	$16,408
ROU assets obtained in exchange for lease obligations:
Operating leases	$14,542	$149,621
The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$125,325	$129,301
Operating lease liabilities	$145,261	$145,354

Weighted average remaining lease term (in years)	6.0	6.1
Weighted average discount rate	2.67%	2.82%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the maturities of operating lease liabilities as of the date indicated:

June 30, 2020
(In thousands)
Period ending December 31,
2020	$17,487
2021	33,171
2022	27,289
2023	24,265
2024	17,032
2025 and thereafter	38,940
Total operating lease liabilities	158,184
Less: Imputed interest	(12,923)
Present value of operating lease liabilities	$145,261
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
The following table presents the rental payments to be received on operating leases as of the date indicated:

June 30, 2020
(In thousands)
Period ending December 31,
2020	$20,056
2021	37,745
2022	31,705
2023	24,213
2024	19,562
2025 and thereafter	34,266
Total undiscounted cash flows	$167,547

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$10,000	—%	$1,318,000	1.66%
FHLB unsecured overnight advance	—	—%	141,000	1.56%
AFX short-term borrowings	50,000	0.05%	300,000	1.61%
Non-recourse debt	—	—%	8	7.50%
Total borrowings	$60,000	0.04%	$1,759,008	1.64%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of June 30, 2020 of $4.2 billion, collateralized by a blanket lien on $6.4 billion of qualifying loans. During the second quarter of 2020, the Company prepaid $750.0 million of FHLB term advances and incurred $6.6 million of prepayment penalties, which is included in "Other expense" on the condensed consolidated statements of earnings (loss). The FHLB term advances had a weighted average interest rate of 0.96% and the prepayment decision was made after the significant drop in market interest rates in March 2020 and the expectation of continued low interest rates for an extended time.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the dates indicated:

	June 30, 2020			December 31, 2019
			Maturity			Maturity
	Balance	Rate	Date	Balance	Rate	Date
	(Dollars in thousands)
Overnight advance	$—	—%	—	$1,318,000	1.66%	1/2/2020
Term advance	5,000	—%	11/6/2020	—	—%	—
Term advance	5,000	—%	5/6/2021	—	—%	—
Total FHLB secured advances	$10,000	—%		$1,318,000	1.66%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2020, the Bank had secured borrowing capacity of $1.6 billion collateralized by liens covering $2.2 billion of qualifying loans. As of June 30, 2020 and December 31, 2019, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $112.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which there were no balances outstanding at June 30, 2020. At December 31, 2019, the balance outstanding was $141.0 million.
Federal Funds Arrangements with Commercial Banks. As of June 30, 2020, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2020 and December 31, 2019, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2020, there was a $50.0 million balance outstanding. As of December 31, 2019, there were $300.0 million in overnight borrowings outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	June 30, 2020		December 31, 2019		Date	Maturity	Rate Index
Series	Balance	Rate	Balance	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.40%	$10,310	5.00%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	3.36%	10,310	4.94%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	3.25%	5,155	4.85%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	3.51%	61,856	4.69%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	2.00%	20,619	3.58%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	1.91%	16,495	3.49%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	1.86%	10,310	3.44%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	2.26%	82,475	3.85%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	2.71%	128,866	3.89%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	2.71%	51,545	3.89%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	2.71%	51,550	3.89%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (1)	28,956	1.82%	28,902	1.64%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.71%	16,470	3.89%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	2.71%	6,650	3.89%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	2.71%	39,177	3.89%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Gross subordinated debentures	540,744	2.65%	540,690	3.87%
Unamortized discount (2)	(79,972)		(82,481)
Net subordinated debentures	$460,772		$458,209
___________________
(1) Denomination is in Euros with a value of €25.8 million.
(2) Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
NOTE 10.  DERIVATIVES
The Company uses derivatives to manage exposure to market risk, primarily foreign currency risk and interest rate risk, and to assist customers with their risk management objectives. The Company uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities. As of June 30, 2020, all of our derivatives were held for risk management purposes and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These derivatives provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received on assets and liabilities denominated in foreign currencies as the result of changes to exchange rates. Our derivatives are carried at fair value and recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in "Noninterest income - other" in the condensed consolidated statements of earnings (loss). For the six months ended June 30, 2020, changes in fair value recorded through noninterest income in the condensed consolidated statements of earnings (loss) were immaterial.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative instruments expose us to credit risk in the event of nonperformance by counterparties. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through bilateral collateral posting requirements, counterparty credit review, and monitoring procedures.
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	June 30, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$10,649	$107	$15,159	$71
Foreign exchange contracts	80,240	3,078	91,144	1,163
Other derivative assets	90,889	3,185	106,303	1,234
Equity warrant assets	26,391	4,781	26,079	3,434
Total	$117,280	$7,966	$132,382	$4,668

Derivative Liabilities:
Interest rate contracts	$10,649	$107	$15,159	$71
Foreign exchange contracts	80,240	22	91,144	684
Total	$90,889	$129	$106,303	$755
NOTE 11.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	June 30,	December 31,
	2020	2019
	(In thousands)
Loan commitments to extend credit	$7,745,921	$8,183,158
Standby letters of credit	365,792	355,503
Commitments to contribute capital to small business
investment companies and CRA-related loan pools	49,993	40,698
Commitments to contribute capital to low income housing
project partnerships (1)	—	88,515
Commitments to contribute capital to private equity funds	50	50
Total	$8,161,756	$8,667,924
____________________
(1) During the first quarter of 2020, the Company increased the amount of its investment in low income housing project partnerships by $101 million representing the amount of related unfunded commitments, with an offset to a liability included in "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets.
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement that the Company has in particular classes of financial instruments.

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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. Most guarantees expire within one year from the date of issuance. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have pledged cash and investment securities as collateral under these arrangements.
In addition, we invest in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of June 30, 2020 and December 31, 2019, we had commitments to contribute capital to these entities totaling $50.0 million and $40.7 million. We also had commitments to contribute up to an additional $50,000 to private equity funds at June 30, 2020 and December 31, 2019.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to small business investment companies and CRA-related loan pools as of the date indicated:

June 30, 2020
(In thousands)
Period ending December 31,
2020	$25,876
2021	24,117
Total	$49,993
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  FAIR VALUE MEASUREMENTS
The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily securities available-for-sale and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and leases and other real estate owned and also to record impairment on certain assets, such as goodwill, CDI, and other long-lived assets.
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
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	June 30, 2020
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency commercial MBS	$1,133,086	$—	$1,133,086	$—
Agency residential CMOs	1,049,742	—	1,049,742	—
Municipal securities	888,338	—	888,338	—
Agency residential MBS	248,934	—	248,934	—
Asset-backed securities	227,206	—	193,513	33,693
Collateralized loan obligations	136,663	—	136,663	—
Private label residential CMOs	96,775	—	91,639	5,136
SBA securities	44,576	—	44,576	—
Corporate debt securities	20,458	—	20,458	—
U.S. Treasury securities	5,363	5,363	—	—
Total securities available-for-sale	$3,851,141	$5,363	$3,806,949	$38,829
Equity investments with readily determinable fair values	$2,688	$2,688	$—	$—
Derivatives (1):
Equity warrants	4,781	—	—	4,781
Other derivative assets	3,185	—	3,185	—
Derivative liabilities	129	—	129	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2019
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
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
During the six months ended June 30, 2020, there was a $5,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label residential CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	June 30, 2020
	Private Label Residential CMOs		Asset-Backed Securities
		Weighted	Input or	Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input (1)	of Inputs	Input (2)
Voluntary annual prepayment speeds	6.1% - 17.7%	11.7%	10.0% - 15.0%	12.0%
Annual default rates (3)	0.3% - 35.5%	2.2%	2.0%	2.0%
Loss severity rates (3)	2.3% - 242.7%	53.8%	60.0%	60.0%
Discount rates	2.1% - 9.9%	6.8%	3.0% - 5.1%	3.7%
____________________
(1) Unobservable inputs for private label residential CMOs were weighted by the relative fair values of the instruments.
(2) Voluntary annual prepayment speeds and discount rates for asset-backed securities were weighted by the relative fair values of the instruments.
(3) Annual default rates and loss severity rates were the same for all of the asset-backed securities.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	June 30, 2020
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	23.4% - 147.4%	28.4%
Risk-free interest rate	0.1% - 0.3%	0.2%
Remaining life assumption (in years)	0.10 - 4.97	2.98
____________________
(1) Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label residential CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private Label	Asset-Backed	Equity
	Residential CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2019	$6,264	$16,435	$3,434
Total included in earnings	244	78	2,810
Total included in other comprehensive income	(574)	(473)	—
Purchases	—	20,100	—
Issuances	—	—	201
Sales	—	—	(1,659)
Net settlements	(798)	(2,447)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	—	(5)
Balance, June 30, 2020	$5,136	$33,693	$4,781

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$1,112	$(276)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	June 30, 2020
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases (1)	$134,012	$—	$3,346	$130,666
OREO	28	—	—	28
Total non-recurring	$134,040	$—	$3,346	$130,694
______________________
(1) Includes nonaccrual loans and leases and performing TDRs with balances greater than $250,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurement as of
	December 31, 2019
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans and leases (1)	$28,706	$—	$1,083	$27,623
OREO	105	—	—	105
Total non-recurring	$28,811	$—	$1,083	$27,728
_____________________
(1) Includes all nonaccrual loans and leases and performing TDRs.
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
Losses on Assets	June 30,		June 30,
Measured on a Non-Recurring Basis	2020	2019	2020	2019
	(In thousands)
Individually evaluated loans and leases (1)	$9,483	$1,842	$29,317	$3,038
OREO	5	—	110	—
Total losses	$9,488	$1,842	$29,427	$3,038
_____________________
(1) For 2019, losses are based on impaired loans and leases.
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	June 30, 2020
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	$72,972	Discounted cash flows	Discount rates	2.25% - 10.46%	7.57%
Individually evaluated			Discount from
loans and leases	57,252	Third party appraisal	appraisal	23.00% - 54.06%	36.07%
Individually evaluated
loans and leases	442	Third party appraisals	No discounts
			Discount from
OREO (1)	28	Third party appraisal	appraisal	20.00%	20.00%
Total non-recurring Level 3	$130,694
____________________
(1) Relates to one OREO at June 30, 2020.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$174,059	$174,059	$174,059	$—	$—
Interest-earning deposits in financial institutions	1,747,077	1,747,077	1,747,077	—	—
Securities available-for-sale	3,851,141	3,851,141	5,363	3,806,949	38,829
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	19,393,581	19,603,897	—	3,346	19,600,551
Equity warrants	4,781	4,781	—	—	4,781
Other derivative assets	3,185	3,185	—	3,185	—
Equity investments with readily determinable fair values	2,688	2,688	2,688	—	—

Financial Liabilities:
Core deposits	19,535,814	19,535,814	—	19,535,814	—
Non-core non-maturity deposits	1,217,266	1,217,266	—	1,217,266	—
Time deposits	2,175,499	2,184,874	—	2,184,874	—
Borrowings	60,000	59,976	50,000	9,976	—
Subordinated debentures	460,772	443,945	—	443,945	—
Derivative liabilities	129	129	—	129	—

	December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$172,585	$172,585	$172,585	$—	$—
Interest-earning deposits in financial institutions	465,039	465,039	465,039	—	—
Securities available-for-sale	3,797,187	3,797,187	5,181	3,769,307	22,699
Investment in FHLB stock	40,924	40,924	—	40,924	—
Loans and leases held for investment, net	18,708,087	19,055,004	—	1,083	19,053,921
Equity warrants	3,434	3,434	—	—	3,434
Other derivative assets	1,234	1,234	—	1,234	—
Equity investments with readily determinable fair values	2,998	2,998	2,998	—	—

Financial Liabilities:
Core deposits	16,187,287	16,187,287	—	16,187,287	—
Non-core non-maturity deposits	496,407	496,407	—	496,407	—
Time deposits	2,549,342	2,549,260	—	2,549,260	—
Borrowings	1,759,008	1,759,008	1,759,000	8	—
Subordinated debentures	458,209	441,617	—	441,617	—
Derivative liabilities	755	755	—	755	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2020, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 13.  EARNINGS (LOSS) PER SHARE
The following table presents the computations of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$33,204	$128,125	$(1,399,907)	$240,729
Less: Earnings allocated to unvested restricted stock(1)	(362)	(1,190)	(1,251)	(2,343)
Net earnings (loss) allocated to common shares	$32,842	$126,935	$(1,401,158)	$238,386

Weighted-average basic shares and unvested restricted
stock outstanding	118,192	120,042	118,484	121,128
Less: Weighted-average unvested restricted stock
outstanding	(1,606)	(1,462)	(1,551)	(1,407)
Weighted-average basic shares outstanding	116,586	118,580	116,933	119,721

Basic earnings (loss) per share	$0.28	$1.07	$(11.98)	$1.99

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$32,842	$126,935	$(1,401,158)	$238,386

Weighted-average diluted shares outstanding	116,586	118,580	116,933	119,721

Diluted earnings (loss) per share	$0.28	$1.07	$(11.98)	$1.99
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

	Three Months Ended June 30,
	2020		2019
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$274,075	$—	$314,533	$—
Noninterest income:
Service charges on deposit accounts	2,004	2,004	3,771	3,771
Other commissions and fees	10,111	3,006	11,590	5,158
Leased equipment income	12,037	—	9,182	—
Gain on sale of loans	346	—	326	—
Gain on sale of securities	7,715	—	22,192	—
Other income	6,645	336	3,832	454
Total noninterest income	38,858	5,346	50,893	9,383
Total revenue	$312,933	$5,346	$365,426	$9,383
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	June 30,
	2020	2019
	(In thousands)
Products and services transferred at a point in time	$2,727	$4,987
Products and services transferred over time	2,619	4,396
Total revenue from contracts with customers	$5,346	$9,383

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2020		2019
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$565,407	$—	$619,092	$—
Noninterest income:
Service charges on deposit accounts	4,662	4,662	7,501	7,501
Other commissions and fees	19,832	7,160	22,598	9,696
Leased equipment income	24,288	—	18,464	—
Gain on sale of loans	433	—	326	—
Gain on sale of securities	7,897	—	24,353	—
Other income	10,846	672	8,715	825
Total noninterest income	67,958	12,494	81,957	18,022
Total revenue	$633,365	$12,494	$701,049	$18,022
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Products and services transferred at a point in time	$6,963	$9,533
Products and services transferred over time	5,531	8,489
Total revenue from contracts with customers	$12,494	$18,022
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Receivables, which are included in "Other assets"	$936	$1,094
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$425	$490
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the six months ended June 30, 2020 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $65,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, employees, and consultants. The 2017 Plan authorized grants of stock-based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of June 30, 2020, there were 1,790,129 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan remain outstanding, but are due to vest no later than February 2021.
Restricted Stock
Restricted stock amortization totaled $5.7 million and $6.2 million for the three months ended June 30, 2020 and 2019, and $12.2 million and $12.0 million for the six months ended June 30, 2020 and 2019. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings (loss). The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of June 30, 2020 totaled $55.3 million.
Time-Based Restricted Stock Awards
At June 30, 2020, there were 1,624,622 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans. The TRSAs generally vest ratably over a service period of three to four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying award on the grant date and is recognized over the vesting period using the straight-line method.
Performance-Based Restricted Stock Units
At June 30, 2020, there were 315,008 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The shares underlying the PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
Compensation expense related to PRSUs is based on the fair value of the underlying award on the grant date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion or all of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion or all of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 150% or 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.

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

NOTE 17.  SUBSEQUENT EVENTS
The Company has evaluated events that have occurred subsequent to June 30, 2020 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:
•the COVID-19 pandemic is adversely affecting the Company, its employees, customers and third-party service providers, and the ultimate extent of the impacts of the pandemic and related government stimulus programs on its business, financial position, results of operations, liquidity and prospects is uncertain. Continued deterioration in general business and economic conditions could adversely affect the Company’s revenues and the values of its assets and liabilities, lead to a tightening of credit and increase stock price volatility;
•our ability to complete future acquisitions, and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;
•our ability to compete effectively against other financial service providers in our markets;
•the impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolios;
•deterioration, weaker than expected improvement, or other changes in the state of the economy or the markets in which we conduct business (including the levels of IPOs and mergers and acquisitions), which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;
•changes in credit quality and the effect of credit quality and the CECL accounting standard on our provision for credit losses and allowance for loan and lease losses;
•our ability to attract deposits and other sources of funding or liquidity;
•the need to retain capital for strategic or regulatory reasons;
•compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases, changes in our asset or liability mix, and/or changes to the cost of deposits and borrowings;
•uncertainty regarding the future of LIBOR and the transition away from LIBOR toward new reference rates by the end of 2021;
•reduced demand for our services due to strategic or regulatory reasons or reduced demand for our products due to legislative changes such as new rent control laws;
•our ability to successfully execute on initiatives relating to enhancements of our technology infrastructure, including client-facing systems and applications;
•legislative or regulatory requirements or changes, including an increase of capital requirements, and increased political and regulatory uncertainty;
•the impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;
•higher than anticipated increases in operating expenses;
•lower than expected dividends paid from the Bank to the holding company;
•the amount and exact timing of any common stock repurchases will depend upon market conditions and other factors;

•a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge;
•the effectiveness of our risk management framework and quantitative models;
•the costs and effects of legal, compliance, and regulatory actions, changes and developments, including the impact of adverse judgments or settlements in litigation, the initiation and resolution of regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
•the impact of changes made to tax laws or regulations affecting our business, including the disallowance of tax benefits by tax authorities and/or changes in tax filing jurisdictions or entity classifications; and
•our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-Q and other documents filed or furnished by PacWest with the SEC.
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
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2020, accounted for 88.1% of net revenue (net interest income plus noninterest income).
At June 30, 2020, the Company had total assets of $27.4 billion, including $19.7 billion of total loans and leases, net of deferred fees, and $3.9 billion of securities available-for-sale, compared to $26.8 billion of total assets, including $18.8 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale at December 31, 2019. The $594.9 million increase in total assets since year-end was due primarily to a $1.3 billion increase in interest-earning deposits in financial institutions and an $847.8 million increase in loans and leases, net of deferred fees, offset partially by a $1.5 billion write-down of goodwill. The increase in loans and leases was driven mostly by $1.2 billion of loans funded under the Paycheck Protection Program and increased balances on existing loans resulting primarily from disbursements on construction loans.

At June 30, 2020, the Company had total liabilities of $23.9 billion, including total deposits of $22.9 billion and borrowings of $60.0 million, compared to $21.8 billion of total liabilities, including $19.2 billion of total deposits and $1.8 billion of borrowings at December 31, 2019. The $2.1 billion increase in total liabilities since year-end was due mainly to increases of $3.3 billion in core deposits and $720.9 million in non-core non-maturity deposits, offset partially by decreases of $1.7 billion in borrowings, primarily FHLB advances, and $373.8 million in time deposits. The increase in core deposits was due primarily to PPP loan proceeds being deposited into customers' accounts and venture banking, which saw deposits increase by $1.6 billion to a record $8.7 billion at June 30, 2020. At June 30, 2020, core deposits totaled $19.5 billion, or 85% of total deposits, including $8.6 billion of noninterest-bearing demand deposits, or 38% of total deposits.
At June 30, 2020, the Company had total stockholders' equity of $3.5 billion compared to $5.0 billion at December 31, 2019. The $1.5 billion decrease in stockholders' equity since year-end was due mainly to a $1.4 billion net loss, attributable primarily to a $1.47 billion goodwill impairment charge, $100.7 million of cash dividends paid, and $70.0 million of common stock repurchased under the Stock Repurchase Program, offset partially by a $66.4 million increase in accumulated other comprehensive income. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 9.97% and 13.18% at June 30, 2020.
Recent Events
COVID-19 Pandemic
The outbreak of the Coronavirus Disease ("COVID-19") pandemic has impacted our business and operations in several ways as outlined below. Our first and continuing priority remains the safety and health of our employees and customers as we navigate our way through the pandemic. In the first quarter, we activated our Business Continuity Team and Pandemic Plan under the direction of a special task force comprised of executive level management from various departments to work closely with the Business Continuity Team to help lead our people and our business through this period of uncertainty.
Our Employees
We took several actions in March to move everyone possible to a remote working environment, which has continued to this day; however, as an essential business service, some of our employees are required to work at one of our critical offices or at one of our branch locations where we are practicing social distancing and other safety measures to the best of our ability. We have applied social distancing, wearing of face masks, remote working, additional cleaning, reminders of frequent handwashing, installation of plexi-glass barriers among other steps to ensure the health and safety of employees and customers. We suspended all employee business travel and canceled all hosted client events. We require anyone who has traveled personally to a foreign country or on a cruise, to self-quarantine for 14 days. Despite these restrictions, we have remained fully operational and able to meet the needs of our clients and the communities we serve. To recognize our employees who must work in our branches or critical locations, we paid a special bonus of up to $1,000 in the second quarter of 2020.
Our Clients and Branch Operations
Our primary branch operations are within California, which continues to work its way through the State's Resilience Roadmap from the initial "Stay-at-home" order issued on March 13, 2020 to the subsequent executive orders and phased-in guidance issued for re-openings. As a large state, the stages of re-opening vary by county and thus the impact to our operations varies by county. At the outset of the pandemic, we closed 19 branches along with the lobbies of 27 additional branches where drive-up tellers are available. On June 1st, we re-opened 17 of the 19 branches and decided to permanently close two branches. We continue to monitor the pandemic's impact on our branch operations and have alternative plans in place in the event we need to reduce branch hours, temporarily close branches in close proximity to each other, or stagger the hours of our employees, all in an effort to keep our employees and customers safe while meeting the needs of our customers.

Impact to Our Business
To date, from a business perspective, the impacts from the COVID-19 pandemic have been primarily related to our loan portfolio. We have experienced an increase in customers seeking loan modifications through payment deferrals and extension of terms. As of June 30, 2020, loan payment or deferral modifications were made on approximately 9% of the loan portfolio, most of which occurred in May and June. Most of the modifications were either for payment deferrals for three months or maturity extensions up to three months, while some deferrals were up to six months and some extensions were up to one year. As of July 30, 2020, loan modifications were 9% of the June 30, 2020 loan and lease portfolio as shown in the table below:

		July 30, 2020	June 30, 2020	% of
		Total Deferral	Loan and Lease	June 30, 2020
Loan and Lease Portfolio		and Extensions	Portfolio	Loan and Lease
Segment and Class	Count	Balance	Balance	Portfolio
	(Dollars in millions)
Real estate mortgage:
Commercial	123	$932	$4,222	22%
Income producing and other residential	49	225	3,734	6%
Real estate construction and land:
Commercial	13	284	1,168	24%
Residential	9	192	2,173	9%
Commercial:
Asset-based	43	115	3,413	3%
Venture capital	19	18	1,814	1%
Other commercial	151	46	2,760	2%
Consumer	499	34	411	8%
Total	906	$1,846	$19,695	9%
We actively participated in the Paycheck Protection Program ("PPP"), under the provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. As of June 30, 2020, we processed over 4,100 loans for approximately $1.2 billion in loans through the PPP. The loans had two-year terms with a 1% loan coupon rate and origination fees that varied from 1% to 5% depending on the size of the loan. These fees, which amounted to approximately $36.4 million, are recognized over the two-year life of the loan with the fee recognition accelerated upon forgiveness or repayment of the loan. The PPP loans are fully guaranteed by the SBA and do not carry an allowance. Our participation in the PPP resulted in a corresponding increase in core deposits in the second quarter of 2020 due to PPP loan proceeds being deposited into customers' accounts.
As events unfolded in March, we immediately increased the enhanced monitoring of our loan and lease portfolio with particular emphasis on certain loan and lease portfolios that we expected to be most impacted by the COVID-19 pandemic, such as hotel, retail, commercial aviation, restaurant, and oil services loan and lease portfolios. The economic impacts caused by the COVID-19 pandemic precipitated loan and lease risk rating downgrades across these loan and lease portfolios, resulting in increases of $443.4 million in special mention loans and $117.3 million in classified loans during the six months ended June 30, 2020. Our exposure to these loan and lease portfolios, which includes equipment leased to others under operating leases, is as follows:

	June 30, 2020
					% of
		Special			Total Loans
Loan and Lease Portfolio	Classified	Mention	Pass	Total	and Leases
	(Dollars in millions)
Hotel	$2	$305	$836	$1,143	6%
Retail	43	2	580	625	3%
Commercial aviation	—	150	147	297	2%
Restaurant	12	4	145	161	1%
Oil services	28	4	93	125	1%
Total	$85	$465	$1,801	$2,351	12%

The deterioration in economic conditions caused by the COVID-19 pandemic has significantly impacted the economic forecasts and assumptions used in our estimation process for the allowance for credit losses under CECL. Our provision for credit losses for the second quarter of 2020 increased by $8.0 million from the first quarter of 2020 to $120.0 million, while during the first quarter of 2020, the provision for credit losses increased by $109.0 million to $112.0 million when compared to the fourth quarter of 2019. Deterioration in the macro-economic variables used in economic forecasts used in the allowance for credit losses process has contributed to a higher provision for credit losses for the first half of the year. For further details on CECL and the impacts to our process in the second quarter, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein. .
During the first quarter of 2020, the economic impact of the COVID-19 pandemic also resulted in market volatility and a significant decline in stock market valuations, including our stock price. As a result, we performed an updated goodwill impairment assessment and recorded goodwill impairment of $1.47 billion in the first quarter, as the estimated fair value of equity was less than book value as of March 31, 2020. This is a non-cash charge and had no impact on our regulatory capital ratios, cash flows, or liquidity position. The goodwill impairment charge resulted in a net loss of $1.4 billion in the first quarter and although our net earnings excluding the goodwill impairment charge were $36.9 million, or $0.31 per diluted share, the results contributed to our decision to reduce our quarterly dividend from $0.60 per share to $0.25 per share during the second quarter.
On March 23, 2020, we announced the temporary suspension of share repurchases under our stock repurchase program until June 30, 2020 and, subsequently announced on April 21, 2020, the indefinite suspension of any repurchases in light of the recent COVID-19 pandemic-related developments. We have not repurchased any shares since February 28, 2020.
Looking ahead, we expect the operating environment to remain challenging as the severity and duration of the pandemic continue to unfold. We expect to see some requests for further loan modifications as the initial modifications expire during the second half of the year while the level of provisions for credit losses will continue to be impacted by the economic forecasts and overall credit performance of the loan portfolio.
Key Performance Indicators
Among other factors, our operating results generally depend on the following key performance indicators:
The Level of Net Interest Income
Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Net interest margin is net interest income (annualized if related to a quarterly period) expressed as a percentage of average interest-earning assets. Tax equivalent net interest income is net interest income increased by an adjustment for tax-exempt interest on certain loans and investment securities based on a 21% federal statutory tax rate. Tax equivalent net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets.
Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our primary interest-bearing liabilities are deposits and borrowings. Contributing to our high net interest margin is our high yield on loans and leases and competitive cost of deposits. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we seek to minimize the impact of these variances by attracting a high percentage of noninterest-bearing deposits.

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
The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans and leases, and we measure our success by the levels of our classified loans and leases, nonaccrual loans and leases, and net charge-offs. We maintain an allowance for credit losses on loans and leases, which is the sum of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off-balance sheet credit exposures. Loans and leases that are deemed uncollectable are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio is based on our allowance methodology, which considers the impact of assumptions and is reflective of historical experience, economic forecasts viewed to be reasonable and supportable by management, the current loan and lease composition, and relative credit risks known as of the balance sheet date. For originated and acquired credit-deteriorated loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination date or after the acquisition date, respectively.
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

The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Efficiency Ratio		2020	2020	2019	2020	2019
		(Dollars in thousands)
Noninterest expense		$126,965	$1,587,970	$125,427	$1,714,935	$251,714
Less:	Intangible asset amortization	3,882	3,948	4,870	7,830	9,740
	Foreclosed assets (income) expense, net	(146)	66	(146)	(80)	(117)
	Goodwill impairment	—	1,470,000	—	1,470,000	—
	Acquisition, integration and reorganization costs	—	—	—	—	618
Noninterest expense used for efficiency ratio		$123,229	$113,956	$120,703	$237,185	$241,473

Net interest income (tax equivalent)		$256,294	$251,428	$261,689	$507,722	$517,742
Noninterest income		38,858	29,100	50,893	67,958	81,957
Net revenues		295,152	280,528	312,582	575,680	599,699
Less:	Gain on sale of securities	7,715	182	22,192	7,897	24,353
Net revenues used for efficiency ratio		$287,437	$280,346	$290,390	$567,783	$575,346

Efficiency ratio		42.9%	40.6%	41.6%	41.8%	42.0%
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
Allowance for Credit Losses on Loans and Leases Held for Investment
For information regarding the calculation of the allowance for credit losses on loans and leases held for investment using the CECL methodology effective January 1, 2020, see " - Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" and "Note 1. Organization - Significant Accounting Policies and Accounting Standards Adopted in 2020," of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." For further information regarding our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Non-GAAP Measurements
We use certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. We used the following non-GAAP measures in this Form 10-Q:
•Return on average tangible equity, tangible common equity ratio, and tangible book value per share: Given that the use of these measures is prevalent among banking regulators, investors, and analysts, we disclose them in addition to the related GAAP measures of return on average equity, equity to assets ratio, and book value per share, respectively. The reconciliations of these non-GAAP measurements to the GAAP measurements are presented in the following tables for and as of the periods presented.

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Return on Average Tangible Equity		2020	2020	2019	2020	2019
		(Dollars in thousands)
Net earnings (loss)		$33,204	$(1,433,111)	$128,125	$(1,399,907)	$240,729
Add:	Intangible asset amortization	3,882	3,948	4,870	7,830	9,740
	Goodwill impairment	—	1,470,000	—	1,470,000	—
	Adjusted net earnings used for return
	on average tangible equity	$37,086	$40,837	$132,995	$77,923	$250,469

Average stockholders' equity		$3,446,850	$4,956,778	$4,818,889	$4,201,814	$4,817,435
Less:	Average intangible assets	1,111,302	2,569,189	2,598,762	1,840,246	2,601,288
Average tangible common equity		$2,335,548	$2,387,589	$2,220,127	$2,361,568	$2,216,147

Return on average equity (1)		3.87%	(116.28)%	10.66%	(67.00)%	10.08%
Return on average tangible equity (2)		6.39%	6.88%	24.03%	6.64%	22.79%
___________________________________
(1)  Annualized net earnings (loss) divided by average stockholders' equity.
(2)  Annualized adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	June 30,	December 31,
Tangible Book Value Per Share	2020	2019
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,452,898	$4,954,697
Less: Intangible assets	1,109,234	2,587,064
Tangible common equity	$2,343,664	$2,367,633

Total assets	$27,365,738	$26,770,806
Less: Intangible assets	1,109,234	2,587,064
Tangible assets	$26,256,504	$24,183,742

Equity to assets ratio	12.62%	18.51%
Tangible common equity ratio (1)	8.93%	9.79%
Book value per share	$29.17	$41.36
Tangible book value per share (2)	$19.80	$19.77
Shares outstanding	118,374,603	119,781,605
_______________________________________
(1) Tangible common equity divided by tangible assets.
(2) Tangible common equity divided by shares outstanding.

•Adjusted net earnings and adjusted earnings per share: These non-GAAP measurements are presented in the following tables for the periods presented. See Note 13. Earnings (Loss) Per Share for the GAAP calculation of earnings per share.

		Three Months Ended			Six Months Ended
Adjusted Net Earnings and		June 30,	March 31,	June 30,	June 30,
Adjusted Earnings Per Share		2020	2020	2019	2020	2019
		(Dollars in thousands)
Adjusted Net Earnings:
Net earnings (loss)		$33,204	$(1,433,111)	$128,125	$(1,399,907)	$240,729
Add:	Goodwill impairment	—	1,470,000	—	1,470,000	—
	Adjusted net earnings	$33,204	$36,889	$128,125	$70,093	$240,729

Adjusted Basic Earnings Per Share:
Adjusted net earnings		$33,204	$36,889	$128,125	$70,093	$240,729
Less:	Earnings allocated to unvested restricted
	stock	(362)	(939)	(1,190)	(1,251)	(2,343)
Adjusted net earnings allocated to common shares		$32,842	$35,950	$126,935	$68,842	$238,386

Weighted-average basic shares and unvested restricted
	stock outstanding	118,192	118,775	120,042	118,484	121,128
Less:	Weighted-average unvested restricted
	stock outstanding	(1,606)	(1,495)	(1,462)	(1,551)	(1,407)
Weighted-average basic shares outstanding		116,586	117,280	118,580	116,933	119,721

Adjusted basic earnings per share		$0.28	$0.31	$1.07	$0.59	$1.99

Adjusted Diluted Earnings Per Share:
Adjusted net earnings allocated to common shares		$32,842	$35,950	$126,935	$68,842	$238,386

Weighted-average diluted shares outstanding		116,586	117,280	118,580	116,933	119,721

Adjusted diluted earnings per share		$0.28	$0.31	$1.07	$0.59	$1.99

•PPNR and PPNR return on average assets: Given that the use of PPNR is prevalent among bank investors and analysts, we disclose it, as well as PPNR return on average assets, in addition to the related GAAP measures of net earnings and return on average assets. The reconciliations of these non-GAAP measurements to the GAAP measurements are presented in the following tables for the periods presented.

		Three Months Ended			Six Months Ended
PPNR and PPNR Return		June 30,	March 31,	June 30,	June 30,
on Average Assets		2020	2020	2019	2020	2019
		(Dollars in thousands)
Net earnings (loss)		$33,204	$(1,433,111)	$128,125	$(1,399,907)	$240,729
Add:	Provision for credit losses	120,000	112,000	8,000	232,000	12,000
	Goodwill impairment	—	1,470,000	—	1,470,000	—
	Income tax expense	12,968	11,988	50,239	24,956	93,288
	Pre-provision, pre-goodwill impairment
	pre-tax net revenue ("PPNR")	$166,172	$160,877	$186,364	$327,049	$346,017

Average assets		$26,621,227	$27,099,040	$25,849,189	$26,860,133	$25,812,771

Return on average assets (1)		0.50%	(21.27)%	1.99%	(10.48)%	1.88%
PPNR return on average assets (2)		2.51%	2.39%	2.89%	2.45%	2.70%
___________________________________
(1)  Annualized net earnings (loss) divided by average assets.
(2)  Annualized PPNR divided by average assets.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Earnings Summary:
Net interest income	$254,279	$249,747	$260,898	$504,026	$515,774
Provision for credit losses	(120,000)	(112,000)	(8,000)	(232,000)	(12,000)
Noninterest income	38,858	29,100	50,893	67,958	81,957
Operating expense	(126,965)	(117,970)	(125,427)	(244,935)	(251,714)
Goodwill impairment	—	(1,470,000)	—	(1,470,000)	—
Earnings (loss) before income taxes	46,172	(1,421,123)	178,364	(1,374,951)	334,017
Income tax expense	(12,968)	(11,988)	(50,239)	(24,956)	(93,288)
Net earnings (loss)	$33,204	$(1,433,111)	$128,125	$(1,399,907)	$240,729

Pre-provision, pre-goodwill impairment,
pre-tax net revenue ("PPNR") (2)	$166,172	$160,877	$186,364	$327,049	$346,017

Performance Measures:
Diluted earnings (loss) per share	$0.28	$(12.23)	$1.07	$(11.98)	$1.99
Return on average assets	0.50%	(21.27)%	1.99%	(10.48)%	1.88%
PPNR return on average assets (2)	2.51%	2.39%	2.89%	2.45%	2.70%
Return on average tangible equity (1)(2)	6.39%	6.88%	24.03%	6.64%	22.79%
Net interest margin (tax equivalent)	4.20%	4.31%	4.72%	4.26%	4.70%
Yield on average loans and leases (tax equivalent)	5.01%	5.54%	6.26%	5.27%	6.21%
Cost of average total deposits	0.25%	0.59%	0.81%	0.41%	0.77%
Efficiency ratio	42.9%	40.6%	41.6%	41.8%	42.0%
_____________________________
(1) Calculation reduces average stockholder's equity by average intangible assets.
(2) See "- Non-GAAP Measurements."
Second Quarter of 2020 Compared to First Quarter of 2020
Net earnings for the second quarter of 2020 was $33.2 million, or $0.28 per diluted share, compared to a net loss for the first quarter of 2020 of $1.43 billion, or a loss of $12.23 per diluted share. The $1.47 billion increase in net earnings from the prior quarter was due primarily to a $1.47 billion goodwill impairment charge in the first quarter, higher noninterest income of $9.8 million, and higher net interest income of $4.5 million, offset partially by higher noninterest expense (excluding the goodwill impairment charge) of $9.0 million, and a higher provision for credit losses of $8.0 million. Noninterest income increased due primarily to a $7.5 million increase in gain on sale of securities and a $2.9 million increase in dividends and gains on equity investments, offset partially by a $1.6 million decrease in other income. Net interest income increased due mainly to a lower cost of average interest-bearing liabilities and a higher balance of average loans and leases, offset partially by a lower yield on average loans and leases and securities. The increase in noninterest expense (excluding the goodwill impairment charge) was due mainly to increases of $5.1 million in insurance and assessments expense and $6.6 million in prepayment penalties incurred from the early payoff of $750 million of FHLB term advances, offset partially by the reversal of a $1.5 million accrual for operational loss contingencies. The increase in the provision for credit losses in the second quarter of 2020 was driven by the impact from the significant deterioration and continued uncertainty in the key macro-economic forecast variables such as unemployment and GDP as a result of the impact of COVID-19. Excluding the goodwill impairment charge, adjusted net earnings for the first quarter of 2020 were $36.9 million, or $0.31 per diluted share. See "Non-GAAP Measurements" for the calculations of these amounts.

Second Quarter of 2020 Compared to Second Quarter of 2019
Net earnings for the second quarter of 2020 were $33.2 million, or $0.28 per diluted share, compared to net earnings for the second quarter of 2019 of $128.1 million, or $1.07 per diluted share. The $94.9 million decrease in net earnings from the year-ago quarter was due primarily to a higher provision for credit losses of $112.0 million, lower noninterest income of $12.0 million, and lower net interest income of $6.6 million, offset partially by lower income tax expense of $37.3 million. The increase in the provision for credit losses for the second quarter of 2020 was the result of the impact of the current economic forecast used in our CECL process, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and GDP as a result of COVID-19. The decrease in noninterest income in the second quarter of 2020 compared to the year-ago quarter was primarily due to a $14.5 million decrease in the gain on sale of securities. Net interest income decreased due primarily to lower yields on average loans and leases and securities as a result of lower market rates, offset partially by a lower cost of average interest-bearing liabilities and a higher balance of average loans and leases. The decrease in income tax expense is mostly due to lower pre-tax net earnings in the second quarter of 2020 compared to the year-ago quarter.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net loss for the six months ended June 30, 2020 was $1.40 billion, or a loss of $11.98 per diluted share, compared to net earnings for the six months ended June 30, 2019 of $240.7 million, or $1.99 per diluted share. The $1.64 billion decrease in net earnings from the year-ago period was due primarily to a $1.47 billion goodwill impairment charge, a higher provision for credit losses of $220.0 million, lower noninterest income of $14.0 million, and lower net interest income of $11.7 million, offset partially by lower noninterest expense of $6.8 million, excluding the goodwill impairment charge, and lower income tax expense of $68.3 million. The increase in the provision for credit losses for the six months ended June 30, 2020 was the result of the impact of the current economic forecast used in our CECL process, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and GDP as a result of COVID-19. The decrease in noninterest income for the first six months of 2020 compared to the same period a year ago was due primarily to a $16.5 million decrease in the gain on sale of securities. Net interest income decreased due mainly to lower yields on average loans and leases and securities as a result of lower market rates, offset partially by a lower cost of average interest-bearing liabilities and a higher balance of average loans and leases. The decrease in noninterest expense, excluding the goodwill impairment charge was due mostly to lower compensation expense of $16.6 million, offset partially by higher insurance and assessments expense of $5.5 million and higher leased equipment depreciation of $3.1 million.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$19,951,603	$248,474	5.01%	$19,065,035	$262,764	5.54%	$18,239,690	$284,513	6.26%
Investment securities (2)(4)	3,846,459	27,430	2.87%	3,853,217	28,641	2.99%	3,790,436	29,462	3.12%
Deposits in financial institutions	733,142	186	0.10%	537,384	1,608	1.20%	228,702	1,349	2.37%
Total interest‑earning assets (2)	24,531,204	276,090	4.53%	23,455,636	293,013	5.02%	22,258,828	315,324	5.68%
Other assets	2,090,023			3,643,404			3,590,361
Total assets	$26,621,227			$27,099,040			$25,775,949

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$4,001,750	1,573	0.16%	$3,466,812	7,135	0.83%	$3,242,960	10,644	1.32%
Money market	6,114,354	2,856	0.19%	5,247,866	10,016	0.77%	5,046,021	14,604	1.16%
Savings	524,335	33	0.03%	497,959	160	0.13%	525,648	227	0.17%
Time	2,475,858	8,613	1.40%	2,684,143	10,936	1.64%	2,731,156	13,245	1.95%
Total interest‑bearing deposits	13,116,297	13,075	0.40%	11,896,780	28,247	0.95%	11,545,785	38,720	1.35%
Borrowings	871,110	1,319	0.61%	2,026,749	6,778	1.35%	1,142,223	7,210	2.53%
Subordinated debentures	459,466	5,402	4.73%	458,399	6,560	5.76%	454,901	7,705	6.79%
Total interest‑bearing liabilities	14,446,873	19,796	0.55%	14,381,928	41,585	1.16%	13,142,909	53,635	1.64%
Noninterest‑bearing demand deposits	8,292,151			7,357,717			7,544,027
Other liabilities	435,353			402,617			343,364
Total liabilities	23,174,377			22,142,262			21,030,300
Stockholders’ equity	3,446,850			4,956,778			4,818,889
Total liabilities and
stockholders' equity	$26,621,227			$27,099,040			$25,849,189
Net interest income (2)		$256,294			$251,428			$261,689
Net interest rate spread (2)			3.98%			3.86%			4.04%
Net interest margin (2)			4.20%			4.31%			4.72%

Total deposits (5)	$21,408,448	$13,075	0.25%	$19,254,497	$28,247	0.59%	$19,089,812	$38,720	0.81%
_____________________
(1) Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2) Tax equivalent.
(3) Includes discount accretion on acquired loans of $2.5 million, $4.8 million, and $3.5 million for the three months ended June 30, 2020, March 31, 2020, and June 30, 2019, respectively.
(4) Includes tax-equivalent adjustments of $1.4 million, $1.2 million, and $0.5 million for the three months ended June 30, 2020, March 31, 2020, and June 30, 2019, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.
(5) Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

	Six Months Ended
	June 30, 2020			June 30, 2019
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$19,508,319	$511,238	5.27%	$18,152,444	$559,026	6.21%
Investment securities (2)(4)	3,849,838	56,071	2.93%	3,878,991	60,035	3.12%
Deposits in financial institutions	635,263	1,794	0.57%	170,649	1,999	2.36%
Total interest-earning assets (2)	23,993,420	569,103	4.77%	22,202,084	621,060	5.64%
Other assets	2,866,713			3,610,687
Total assets	$26,860,133			$25,812,771

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$3,734,281	8,708	0.47%	$3,142,946	19,965	1.28%
Money market	5,681,110	12,872	0.46%	5,159,871	29,512	1.15%
Savings	511,147	193	0.08%	539,264	469	0.18%
Time	2,580,001	19,549	1.52%	2,510,271	23,009	1.85%
Total interest-bearing deposits	12,506,539	41,322	0.66%	11,352,352	72,955	1.30%
Borrowings	1,448,929	8,097	1.12%	1,180,060	14,920	2.55%
Subordinated debentures	458,932	11,962	5.24%	454,554	15,443	6.85%
Total interest-bearing liabilities	14,414,400	61,381	0.86%	12,986,966	103,318	1.60%
Noninterest-bearing demand deposits	7,824,934			7,663,177
Other liabilities	418,985			345,193
Total liabilities	22,658,319			20,995,336
Stockholders’ equity	4,201,814			4,817,435
Total liabilities and
stockholders' equity	$26,860,133			$25,812,771
Net interest income (2)		$507,722			$517,742
Net interest rate spread (2)			3.91%			4.04%
Net interest margin (2)			4.26%			4.70%

Total deposits (5)	$20,331,473	$41,322	0.41%	$19,015,529	$72,955	0.77%
_____________________
(1) Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2) Tax equivalent.
(3) Includes discount accretion on acquired loans of $7.3 million and $6.5 million for the six months ended June 30, 2020 and 2019, respectively.
(4) Includes tax-equivalent adjustments of $2.6 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.
(5) Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

Second Quarter of 2020 Compared to First Quarter of 2020
Net interest income increased by $4.5 million to $254.3 million for the second quarter of 2020 compared to $249.7 million for the first quarter of 2020 due mainly to a lower cost of average interest-bearing liabilities and a higher balance of average loans and leases, offset partially by a lower yield on average loans and leases. The tax-equivalent yield on average loans and leases was 5.01% for the second quarter of 2020 compared to 5.54% for the first quarter of 2020. The decrease in the yield on average loans and leases was due principally to lower market rates, a lower rate on loan production from the impact of the PPP loans, and lower loan discount accretion. Excluding the PPP loans, which have a coupon rate of 1%, the tax equivalent yield on average loans and leases was 5.10%.
The tax equivalent NIM was 4.20% for the second quarter of 2020 compared to 4.31% for the first quarter of 2020. The decrease in the tax equivalent NIM was due mainly to lower market rates resulting in a lower loan and lease yield, a lower rate on loan production from the impact of the PPP loans, and lower loan discount accretion. Excluding the PPP loans, the tax equivalent NIM was 4.25% for the second quarter of 2020. Despite the above, the NIM proved to be resilient in part due to interest rate floors on variable-rate loans.
The cost of average total deposits decreased to 0.25% for the second quarter of 2020 from 0.59% for the first quarter of 2020. The lower cost of average interest-bearing deposits reflected actions taken to reduce deposit rates in light of the two emergency interest rate cuts by the Federal Reserve in March of 2020. The spot rate of our cost of deposits was 0.19% on June 30, 2020.
Second Quarter of 2020 Compared to Second Quarter of 2019
Net interest income decreased by $6.6 million to $254.3 million for the second quarter of 2020 compared to $260.9 million for the second quarter of 2019 due mainly to a lower yield on average loans and leases, offset partially by a lower cost of average interest-bearing liabilities and a higher balance of average loans and leases. The tax equivalent yield on average loans and leases was 5.01% for the second quarter of 2020 compared to 6.26% for the same quarter of 2019. The decrease in the yield on average loans and leases was due mainly to lower loan coupon interest from the repricing of variable-rate loans in conjunction with decreased market rates and a lower rate on loan production from the impact of the PPP loans.
The tax equivalent NIM was 4.20% for the second quarter of 2020 compared to 4.72% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to the decrease in the yield on average loans and leases as described above, offset partially by lower deposit and borrowing costs. Total discount accretion on acquired loans contributed five basis points to the NIM for the second quarter of 2020 compared to seven basis points for the second quarter of 2019.
The cost of average total deposits decreased to 0.25% for the second quarter of 2020 from 0.81% for the second quarter of 2019 due mainly to lower rates paid on deposits in conjunction with decreased market rates.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net interest income decreased by $11.7 million to $504.0 million for the six months ended June 30, 2020 compared to $515.8 million for the six months ended June 30, 2019 due mainly to a lower yield on average loans and leases and higher balances of average interest-bearing deposits and borrowings, offset partially by a lower cost of average interest-bearing liabilities and a higher balance of average loans and leases. The tax equivalent yield on average loans and leases was 5.27% for the six months ended June 30, 2020 compared to 6.21% for the same period in 2019. The decrease in the yield on average loans and leases was due mainly to lower loan coupon interest from the repricing of variable-rate loans in conjunction with decreased market rates and a lower rate on loan production from the impact of the PPP loans. Excluding the PPP loans, which have a coupon rate of 1%, the tax equivalent yield on average loans and leases was 5.32%.
The tax equivalent NIM was 4.26% for the six months ended June 30, 2020 compared to 4.70% for the same period last year. The decrease in the tax equivalent NIM was due mostly to the decrease in the yield on average loans and leases as described above, offset partially by lower deposit and borrowing costs. Excluding the PPP loans, the tax equivalent NIM was 4.28% for the six months ended June 30, 2020.
The cost of average total deposits decreased to 0.41% for the six months ended June 30, 2020 from 0.77% for the six months ended June 30, 2019 due mainly to lower rates paid on deposits resulting from decreased market rates.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$93,000	$98,000	$10,000	$191,000	$14,000
Addition to (reduction in) reserve for unfunded
loan commitments	27,000	14,000	(2,000)	41,000	(2,000)
Total provision for credit losses	$120,000	$112,000	$8,000	$232,000	$12,000

Credit Quality Metrics:
Net charge-offs on loans and leases held for
investment (1)	$13,242	$19,110	$11,244	$32,352	$11,435
Annualized net charge-offs to average loans and leases	0.27%	0.40%	0.25%	0.33%	0.13%
At quarter-end:
Allowance for credit losses	$381,621	$274,863	$169,898
Allowance for credit losses to loans and leases
held for investment	1.94%	1.39%	0.92%
Allowance for credit losses to nonaccrual
loans and leases held for investment	229.7%	287.5%	209.1%

Nonaccrual loans and leases held for investment	$166,113	$95,602	$81,265
Performing TDRs held for investment	$15,037	$8,978	$16,464
Classified loans and leases held for investment	$293,230	$147,705	$190,979
______________________
(1) See "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the periods presented.
Provisions for credit losses are charged to earnings for both the allowance for loan and lease losses and the reserve for unfunded loan commitments. The provision for credit losses on our loans and leases held for investment is based on our allowance methodology and is an expense that, in our judgment, is required to maintain an adequate allowance for credit losses. For further details on our allowance for credit losses methodology, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
The provision for credit losses increased by $8.0 million to $120.0 million for the second quarter of 2020 compared to $112.0 million for the first quarter of 2020 as a result of reserve builds that reflected significant deterioration and continued uncertainty in the key macro-economic forecast variables such as unemployment and GDP as a result of COVID-19.
The provision for credit losses increased by $112.0 million to $120.0 million for the second quarter of 2020 compared to $8.0 million for the second quarter of 2019 as a result of the impact of the current economic forecast used in our CECL process, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and GDP as a result of COVID-19.
The provision for credit losses increased by $220.0 million to $232.0 million for the six months ended June 30, 2020 compared to $12.0 million for the six months ended June 30, 2019 as a result of the impact of the current economic forecast used in our CECL process, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and GDP as a result of COVID-19.

Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances include an increased amount of classified and/or criticized loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions and forecasts. Changes in economic conditions and forecasts include the rate of economic growth, the unemployment rate, the rate of inflation, changes in the general level of interest rates, changes in real estate values, and adverse conditions in borrowers’ businesses. See further discussion in “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Noninterest Income	2020	2020	2019	2020	2019
	(In thousands)
Leased equipment income	$12,037	$12,251	$9,182	$24,288	$18,464
Other commissions and fees	10,111	9,721	11,590	$19,832	$22,598
Service charges on deposit accounts	2,004	2,658	3,771	4,662	7,501
Gain on sale of loans and leases	346	87	326	433	326
Gain on sale of securities	7,715	182	22,192	7,897	24,353
Other income:
Dividends and gains (losses) on equity investments	2,947	28	(83)	2,975	213
Warrant income	1,973	837	1,214	2,810	3,493
Other	1,725	3,336	2,701	5,061	5,009
Total noninterest income	$38,858	$29,100	$50,893	$67,958	$81,957
Second Quarter of 2020 Compared to First Quarter of 2020
Noninterest income increased by $9.8 million to $38.9 million for the second quarter of 2020 compared to $29.1 million for the first quarter of 2020 due mainly to a $7.5 million increase in gain on sale of securities and a $2.9 million increase in dividends and gains on equity investments, offset partially by a $1.6 million decrease in other income. The increase in gain on sale of securities resulted from the sale of $122.3 million of securities in the second quarter. The increase in dividends and gains on equity investments resulted from increases in the fair value of equity investments still held and a $1.5 million gain on sale of an equity investment. The decrease in other income was primarily due to $1.1 million of bankruptcy proceeds received on a former credit in the first quarter.
Second Quarter of 2020 Compared to Second Quarter of 2019
Noninterest income decreased by $12.0 million to $38.9 million for the second quarter of 2020 compared to $50.9 million for the second quarter of 2019 due mainly to a $14.5 million decrease in gain on sale of securities, a $1.8 million decrease in service charges on deposit accounts, and a $1.5 million decrease in other commissions and fees, offset partially by a $3.0 million increase in dividends and gains on equity investments and a $2.9 million increase in leased equipment income. Gain on sale of securities decreased primarily due to lower sales activity in the second quarter of 2020 as compared to the second quarter of 2019. Service charges on deposit accounts decreased due primarily to lower analysis fees and NSF fees in the second quarter of 2020 as compared to the second quarter of 2019. Other commissions and fees decreased primarily due to lower credit card fee income and lower foreign exchange fees, offset partially by higher customer success fees. The increase in dividends and gains on equity investments resulted primarily from increases in the fair value of equity investments still held and gains on sales of equity investments sold. Leased equipment income increased due to early lease terminations resulting in higher termination gains in the second quarter of 2020 as compared to the second quarter of 2019 and a higher average balance of leases in 2020 resulting in higher lease income as compared to the 2019 period.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Noninterest income decreased by $14.0 million to $68.0 million for the six months ended June 30, 2020 compared to $82.0 million for the six months ended June 30, 2019 due mainly to a $16.5 million decrease in gain on sale of securities, a $2.8 million decrease in service charges on deposit accounts, and a $2.8 million decrease in other commissions and fees, offset partially by a $5.8 million increase in leased equipment income and a $2.8 million increase in dividends and gains on equity investments. Gain on sale of securities decreased primarily due to lower sales activity in the 2020 period as compared to the prior year period. Service charges on deposit accounts decreased due primarily to lower analysis fees and NSF fees for the six months ended June 30, 2020 as compared to the same period last year as we waived certain fees as part of our response to the COVID-19 pandemic. Other commissions and fees decreased primarily due to lower foreign exchange fees and lower credit card fee income, offset partially by higher customer success fees. Leased equipment income increased due to early lease terminations resulting in higher termination gains in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 and a higher average balance of leases in 2020 resulting in higher lease income as compared to the 2019 period. The increase in dividends and gains on equity investments resulted primarily from increases in the fair value of equity investments still held.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Noninterest Expense	2020	2020	2019	2020	2019
	(In thousands)
Compensation	$61,910	$61,282	$68,956	$123,192	$139,801
Occupancy	14,494	14,207	14,457	28,701	28,777
Leased equipment depreciation	7,102	7,205	5,558	14,307	11,209
Data processing	7,102	6,454	6,817	13,556	13,742
Other professional services	4,146	4,258	4,629	8,404	9,142
Insurance and assessments	9,373	4,249	4,098	13,622	8,136
Intangible asset amortization	3,882	3,948	4,870	7,830	9,740
Customer related expense	4,408	3,932	3,405	8,340	6,348
Loan expense	3,379	2,650	3,451	6,029	6,336
Foreclosed assets (income) expense, net	(146)	66	(146)	(80)	(117)
Acquisition, integration and reorganization costs	—	—	—	—	618
Other	11,315	9,719	9,332	21,034	17,982
Total operating expense	126,965	117,970	125,427	244,935	251,714
Goodwill impairment	—	1,470,000	—	1,470,000	—
Total noninterest expense	$126,965	$1,587,970	$125,427	$1,714,935	$251,714

Second Quarter of 2020 Compared to First Quarter of 2020
Noninterest expense decreased by $1.46 billion to $127.0 million for the second quarter of 2020 compared to $1.59 billion for the first quarter of 2020 attributable primarily to a $1.47 billion goodwill impairment charge in the first quarter. Excluding the goodwill impairment charge, noninterest expense increased by $9.0 million to $127.0 million. This increase was due mainly to a $5.1 million increase in insurance and assessments expense, a $1.6 million increase in other expense, a $0.7 million increase in loan expense, and a $0.6 million increase in data processing expense. The increase in insurance and assessments expense was due to an increase in FDIC assessment expense resulting from an increase in our assessment rate due primarily to the first quarter loss from the goodwill impairment charge. The higher assessment rate will continue for one year. The increase in other expense was due to $6.6 million in prepayment penalties incurred from the early payoff of $750 million of FHLB term advances, offset partially by the reversal of a $1.5 million accrual for operational loss contingencies and decreases in various business expenses due to less activity as a result of COVID-19. The FHLB term advances had a weighted average interest rate of 0.96% and the prepayment decision was made after the significant drop in market rates in March and the expectation of continued low rates for extended time. The increase in loan expense was due primarily to higher loan-related legal and workout expenses. The increase in data processing expense was due to a one-time expense to purchase systems for the origination and loan documentation submissions necessary for the Paycheck Protection Program.
Second Quarter of 2020 Compared to Second Quarter of 2019
Noninterest expense increased by $1.5 million to $127.0 million for the second quarter of 2020 compared to $125.4 million for the second quarter of 2019 due mainly to a $5.3 million increase in insurance and assessments, a $2.0 million increase in other expense and a $1.5 million increase in leased equipment depreciation, offset partially by a $7.0 million decrease in compensation expense. Insurance and assessments expense increased due primarily to an increase in our FDIC assessment rate as a result of the first quarter 2020 loss from the goodwill impairment charge. The increase in other expense was due mainly to $6.6 million in prepayment penalties incurred from the early payoff of $750 million of FHLB term advances, offset partially by decreases in various business expenses due to less activity as a result of COVID-19. The increase in leased equipment depreciation is due mainly to a higher average balance in the 2020 quarter as compared to the 2019 quarter. The decrease in compensation expense was due mainly to lower bonus expense in the 2020 quarter compared to the 2019 quarter.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Noninterest expense increased by $1.46 billion to $1.71 billion for the six months ended June 30, 2020 compared to $251.7 million for the six months ended June 30, 2019 due mainly to a $1.47 billion goodwill impairment charge. Excluding the goodwill impairment charge, noninterest expense decreased by $6.8 million to $244.9 million. This decrease was due mainly to a $16.6 million decrease in compensation expense, offset partially by a $5.5 million increase in insurance and assessments due primarily to an increase in our FDIC assessment rate as a result of the first quarter 2020 loss from the goodwill impairment charge, and a $3.1 million increase in leased equipment depreciation due to a higher average balance of leased equipment. The decrease in compensation expense was due mainly to lower bonus expense in the 2020 period compared to the prior year.
Income Taxes
The effective tax rate for the second quarter of 2020 was 28.1% compared to (0.8)% for the first quarter of 2020 and 28.2% for the second quarter of 2019. Excluding non-deductible goodwill impairment, the effective income tax rate was 24.5% for the first quarter of 2020. The higher effective tax rate in the second quarter was mainly due to tax expense related to restricted stock vestings combined with benefits recorded in the first quarter related to the filing of amended state returns. The effective tax rate for the six months ended June 30, 2020 was (1.8)% compared to 27.9% for the six months ended June 30, 2019. Excluding non-deductible goodwill impairment, the effective income tax rate was 26.3% for the six months ended June 30, 2020. The Company’s blended statutory tax rate for federal and state is 27.9% and the effective tax rate for the full year 2020, excluding non-deductible goodwill impairment, is estimated to be in the range of 26-28%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	June 30, 2020			March 31, 2020			December 31, 2019
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency commercial MBS	$1,133,086	29%	2.8	$1,125,432	30%	3.1	$1,108,224	29%	4.4
Agency residential CMOs	1,049,742	27%	2.9	1,102,097	29%	2.8	1,136,397	30%	3.7
Municipal securities	888,338	23%	7.2	733,884	20%	6.7	735,159	19%	7.6
Agency residential MBS	248,934	6%	2.5	289,831	8%	2.6	305,198	8%	3.3
Asset-backed securities	227,206	6%	0.6	210,699	6%	0.8	214,783	6%	1.1
Collateralized loan obligations	136,663	4%	(0.1)	130,082	3%	(0.2)	123,756	3%	0.2
Private label residential CMOs	96,775	3%	2.3	97,862	3%	2.4	99,483	3%	3.2
SBA securities	44,576	1%	3.0	45,441	1%	3.1	48,258	1%	4.0
Corporate debt securities	20,458	1%	9.9	16,957	—%	9.4	20,748	1%	11.3
U.S. Treasury securities	5,363	—%	1.6	5,378	—%	1.9	5,181	—%	3.2
Total securities available-
for-sale	$3,851,141	100%	3.6	$3,757,663	100%	3.5	$3,797,187	100%	4.4
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	June 30, 2020
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$309,659	35%
Washington	126,840	14%
Texas	92,695	10%
New York	52,236	6%
Utah	42,620	5%
Oregon	31,530	4%
Florida	24,456	3%
Illinois	23,556	3%
Ohio	20,738	2%
Nebraska	19,642	2%
Total of ten largest states	743,972	84%
All other states	144,366	16%
Total municipal securities	$888,338	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	June 30, 2020		March 31, 2020		December 31, 2019
		% of		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$237,287	1%	$290,636	1%	$334,070	2%
Hotel	648,081	4%	621,375	3%	625,798	3%
SBA program	573,149	3%	560,384	3%	556,889	3%
Other commercial real estate	2,763,558	14%	2,748,254	14%	2,685,930	14%
Total commercial real estate mortgage	4,222,075	22%	4,220,649	21%	4,202,687	22%
Income producing and other residential	3,638,835	19%	3,688,642	19%	3,665,790	19%
Other residential real estate	94,824	—%	99,653	—%	104,270	1%
Total income producing and other
residential real estate mortgage	3,733,659	19%	3,788,295	19%	3,770,060	20%
Total real estate mortgage	7,955,734	41%	8,008,944	40%	7,972,747	42%
Real estate construction and land:
Commercial	1,167,609	6%	1,087,505	6%	1,082,368	6%
Residential	2,172,919	11%	1,792,748	9%	1,655,434	9%
Total real estate construction and land (1)	3,340,528	17%	2,880,253	15%	2,737,802	15%
Total real estate	11,296,262	58%	10,889,197	55%	10,710,549	57%
Commercial:
Lender finance & timeshare	1,979,392	10%	2,293,613	12%	2,118,767	11%
Equipment finance	786,388	4%	822,491	4%	852,278	5%
Premium finance	420,479	2%	490,439	2%	467,469	2%
Other asset-based	226,172	1%	331,859	2%	309,893	2%
Total asset-based	3,412,431	17%	3,938,402	20%	3,748,407	20%
Equity fund loans	739,761	4%	1,402,464	7%	1,199,268	6%
Early stage	211,703	1%	242,106	1%	212,509	1%
Expansion stage	738,427	4%	934,420	5%	693,459	4%
Late stage	124,450	—%	136,847	1%	74,186	1%
Total venture capital	1,814,341	9%	2,715,837	14%	2,179,422	12%
Paycheck Protection Program	1,211,163	6%	—	—%	—	—%
Secured business loans	501,680	3%	667,439	3%	583,300	3%
Security monitoring	498,895	2%	539,038	3%	619,260	3%
Other lending	511,655	3%	527,281	3%	527,049	3%
Cash flow	36,885	—%	38,227	—%	38,058	—%
Total other commercial	2,760,278	14%	1,771,985	9%	1,767,667	9%
Total commercial	7,987,050	40%	8,426,224	43%	7,695,496	41%
Consumer	411,319	2%	429,884	2%	440,827	2%
Total loans and leases held for investment,
net of deferred fees	$19,694,631	100%	$19,745,305	100%	$18,846,872	100%

________________________________
(1) Includes $145.5 million, $169.4 million, and $173.4 million at June 30, 2020, March 31, 2020 and December 31, 2019 of land, acquisition and development loans.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	June 30, 2020		December 31, 2019
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$6,811,720	60%	$6,510,094	61%
New York	731,872	7%	711,301	7%
Florida	632,517	6%	598,561	6%
Washington	357,491	3%	324,588	3%
Colorado	314,122	3%	126,370	1%
Oregon	302,588	3%	288,764	3%
Texas	267,000	2%	260,513	2%
Arizona	174,731	2%	162,317	2%
District of Columbia	154,119	1%	166,641	1%
North Carolina	152,053	1%	124,738	1%
Total of 10 largest states	9,898,213	88%	9,273,887	87%
All other states	1,398,049	12%	1,436,662	13%
Total real estate loans held for investment, net of deferred fees	$11,296,262	100%	$10,710,549	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

	Three Months Ended	Six Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	June 30, 2020	June 30, 2020
	(Dollars in thousands)
Balance, beginning of period	$19,745,305	$18,846,872
Additions:
Production	1,802,956	2,592,702
Disbursements	800,458	2,797,538
Total production and disbursements	2,603,414	5,390,240
Reductions:
Payoffs	(612,837)	(1,425,544)
Paydowns	(2,022,376)	(3,076,081)
Total payoffs and paydowns	(2,635,213)	(4,501,625)
Sales	(3,089)	(3,089)
Transfers to foreclosed assets	—	(1,776)
Charge-offs	(15,786)	(35,991)
Total reductions	(2,654,088)	(4,542,481)
Net (decrease) increase	(50,674)	847,759
Balance, end of period	$19,694,631	$19,694,631

Weighted average rate on production (2)	2.33%	2.93%
_______________________________________
(1) Includes direct financing leases but excludes equipment leased to others under operating leases.
(2) The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 21 basis points to loan yields for the three and six months ended June 30, 2020.

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
Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. The resulting allowance for loan and lease losses is deducted from the associated amortized cost basis to reflect the net amount expected to be collected. Subsequent changes in this estimate are recorded through the provision for credit losses and the allowance. The CECL methodology could result in significant changes to both the timing and amounts of provision for credit losses and the allowance as compared to recent historical periods. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans and leases previously charged off are added to the allowance.
The allowance for loan and lease losses is comprised of an individually evaluated component for loans and leases that no longer share similar risk characteristics with other loans and leases and a pooled loans component for loans and leases that share similar risk characteristics.
A loan or lease with an outstanding balance greater than $250,000 is individually evaluated for expected credit loss when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We select loans and leases for individual assessment on an ongoing basis using certain criteria such as payment performance, borrower reported and forecasted financial results, and other external factors when appropriate. We measure the current expected credit loss of a loan or lease based upon the fair value of the underlying collateral if the loan or lease is collateral-dependent or the present value of cash flows, discounted at the effective interest rate, if the loan or lease is not collateral-dependent. To the extent a loan or lease balance exceeds the estimated collectable value, a reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent.
Our CECL methodology for the pooled loans component includes both quantitative and qualitative loss factors which are applied to our population of loans and leases and assessed at a pool level. The loan portfolio is segmented into four loan segments, eight loan classes and 22 loan pools based upon loan type that share similar default risk characteristics to calculate quantitative loss factors for each pool. Six of these loan pools have insignificant current balances and/or insignificant historical losses, thus, estimated losses are calculated using historical loss rates from the first quarter of 2009 to the current period rather than econometric regression modeling. For the remaining 16 loan pools, we estimate the probability of default (“PD”) during the reasonable and supportable period using seven econometric regression models developed to correlate macroeconomic variables to credit performance (including risk rating upgrades/downgrades and defaults). The loans and unfunded commitments are grouped into nine loss given default (“LGD”) pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the exposure at default (“EAD”) of defaulted loans starting with the first quarter of 2009 to the current period. The PD and LGD rates are applied to the EAD at the loan or lease level based on contractual scheduled payments, estimated prepayments, and estimated usage of unfunded commitments to compute the current expected credit loss. We use our actual historical loan prepayment experience from 2009 - 2019 to estimate future prepayments by loan pool. Given that no historical period exhibits economic conditions similar to the single scenario baseline forecast discussed below, prepayment rates based on all historical prepayment experience from 2009 - 2019 are consistently applied during the reasonable and supportable, reversion, and post-reversion periods.

For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated over a 4-quarter time horizon using a single scenario baseline forecast that is consistent with management's current expectations for the 16 loan pools. We use economic forecasts from Moody's Analytics in this process. The economic forecast is updated monthly therefore the one used for each quarter-end calculation is generally based on a one-month lag based on the timing of when the forecast becomes available. The key macroeconomic assumptions used in the PD regression models include at least three of the following economic indicators; Real GDP, unemployment rates, CRE Price Index and the BBB spread. The quantitative CECL model, utilizing historical portfolio performance, current portfolio composition and performance, estimated prepayments, and the effects of the economic forecast, calculates the expected EAD which is multiplied by the PD and LGD rates to calculate expected losses through the end of the forecast period. We then use a 2-quarter reversion period to revert on a straight-line basis from the PD, LGD, and prepayment rates used during the reasonable and support period to the Company’s historical PD, LGD, and prepayment experience. Subsequent to the reversion period for the remaining contractual life of loans and leases, PD, LGD, and prepayment rates are based on historical experience from 2009 to 2019. PD regression models and prepayment rates are updated on an annual basis. LGD rates are updated every quarter to reflect current charge-off activity.
The PDs calculated by the quantitative models are highly correlated to our internal risk ratings assigned to each loan and lease. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans and leases on a regular basis. The credit risk ratings assigned to every loan and lease are as follows:
•High Pass: (Risk ratings 1-2) Loans and leases rated as "high pass" exhibit a favorable credit profile and have minimal risk characteristics. Repayment in full is expected, even in adverse economic conditions.
•Pass: (Risk ratings 3-4) Loans and leases rated as "pass" are not adversely classified and collection and repayment in full are expected.
•Special Mention: (Risk rating 5) Loans and leases rated as "special mention" have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan or lease.
•Substandard: (Risk rating 6) Loans and leases rated as "substandard" have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.
•Doubtful: (Risk rating 7) Loans and leases rated as "doubtful" have all the weaknesses of those rated as "substandard," with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.
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

In calculating our allowance for credit losses in the second quarter of 2020, we continued to consider the impacts of the COVID-19 pandemic on our processes outlined above given the changes in economic forecasts and assumptions along with the uncertainty as to the severity and duration of the economic consequences of the COVID-19 pandemic. Our methodology and framework is consistent with the description above and consistent with what we did in the first quarter as we did not change any of the macroeconomic variables themselves, such as GDP, unemployment, BBB spreads and the CRE index, used in our models; nor did we change our loan segmentation, our reasonable and supportable forecast period of four quarters or our reversion period of two quarters. Other assumptions which are assessed and updated on an annual basis in the second quarter were updated including our estimated prepayment rates and our expected future utilization rates for the reserve for unfunded commitments. In the second quarter, we used the Moody’s Consensus Scenario Forecast dated June 11, 2020 for our quantitative component, unlike the first quarter when we used the Moody’s Baseline Forecast dated March 27, 2020, as the Consensus Scenario Forecast at that time was considered stale due to the fact it was dated March 12, 2020 and was not updated to reflect the pandemic and rapidly changing environment. Similar to the first quarter, we made additional adjustments to the quantitative calculation due to regression model limitations caused by the sudden and unprecedented changes in macroeconomic variables and for imprecision inherent in the economic forecasts. Consistent with our allowance for credit losses methodology, we also incorporated the qualitative factors as prescribed in U.S. GAAP and existing regulatory guidance.
The other qualitative criteria we consider when establishing the loss factors include the following:
•Legal and Regulatory - matters that could impact our borrowers’ ability to repay our loans and leases;
•Concentrations - loan and lease portfolio composition and any loan concentrations;
•Collateral Dependency - considers changes in collateral values;
•Lending Policy - current lending policies and the effects of any new policies or policy amendments;
•Nature and Volume - loan and lease production volume and mix;
•Problem Loan Trends - loan and lease portfolio credit performance trends, including a borrower's financial condition, credit rating, and ability to meet loan payment requirements;
•Loan Review - results of independent credit review; and
•Management - changes in management related to credit administration functions.
We estimate the reserve for unfunded loan commitments using the same PD, LGD, and prepayment rates as used for the allowance for loan and lease losses. The reserve for unfunded loan commitments is computed using expected future utilization rates of the unfunded commitments during the contractual life of the commitments based on historical usage of unfunded commitments for the various loan types from the first quarter of 2015 to the fourth quarter of 2019. The utilization rates are updated on an annual basis during the second quarter.
Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan and lease portfolio and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to monitor our loans and leases. To the extent we experience increased levels of borrower loan defaults, borrowers’ noncompliance with loan agreements, adverse changes in collateral values, or changes in economic and business conditions that adversely affect our borrowers, classified loans and leases may increase. Higher levels of classified loans and leases generally result in increased provisions for credit losses and an increased allowance for credit losses. In addition, economic forecasts utilized in the estimation process will change in future periods, which will result in changes to the estimates made for current expected credit losses as of a point in time. However, as noted above, economic forecasts are just one of many assumptions and components that go into estimating the allowance for credit losses.

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
As noted above, the use of different economic forecasts, whether based on different scenarios or updated economic forecasts and scenarios, will change the outcome of the calculations. However, there are numerous components and assumptions that are integral to the overall allowance for credit losses calculation process. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the loan portfolio and allowance for credit losses calculations. At times these analyses can provide information to further assist management in making decisions on certain assumptions. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would, however, then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses. The determination of the allowance for credit losses is complex and highly dependent on numerous models, assumptions and judgments made by management. Management's current expectation for credit losses as quantified in the allowance for credit losses considers the impact of assumptions and is reflective of historical credit experience, economic forecasts viewed to be reasonable and supportable, current loan and lease composition, and relative credit risks known as of the balance sheet date.
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Allowance for Credit Losses Data	2020	2020	2019	2019
	(Dollars in thousands)
Allowance for loan and lease losses	$301,050	$221,292	$138,785	$135,037
Reserve for unfunded loan commitments	80,571	53,571	35,861	34,861
Total allowance for credit losses	$381,621	$274,863	$174,646	$169,898

Allowance for loan and lease losses to loans and leases held for investment	1.53%	1.12%	0.74%	0.73%
Allowance for credit losses to loans and leases held for investment	1.94%	1.39%	0.93%	0.92%
Allowance for credit losses to nonaccrual loans and leases held for investment	229.7%	287.5%	189.1%	209.1%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Roll Forward	2020	2020	2019	2020	2019
	(Dollars in thousands)
Balance, beginning of period	$274,863	$174,646	$173,142	$174,646	$169,333
Provision for credit losses:
Addition to allowance for loan and lease losses	93,000	98,000	10,000	191,000	14,000
Addition to (reduction in) reserve for unfunded
loan commitments	27,000	14,000	(2,000)	41,000	(2,000)
Total provision for credit losses	120,000	112,000	8,000	232,000	12,000
Loans and leases charged off:
Real estate mortgage	(4,182)	(500)	(534)	(4,682)	(730)
Real estate construction and land	—	—	—	—	—
Commercial	(11,439)	(19,232)	(16,927)	(30,671)	(19,930)
Consumer	(165)	(473)	(176)	(638)	(442)
Total loans and leases charged off	(15,786)	(20,205)	(17,637)	(35,991)	(21,102)
Recoveries on loans charged off:
Real estate mortgage	127	124	240	251	383
Real estate construction and land	—	—	—	—	—
Commercial	2,392	955	6,080	3,347	9,186
Consumer	25	16	73	41	98
Total recoveries on loans charged off	2,544	1,095	6,393	3,639	9,667
Net charge-offs	(13,242)	(19,110)	(11,244)	(32,352)	(11,435)
Cumulative effect of change in accounting
principle - CECL:
Allowance for loan and lease losses	—	3,617	—	3,617	—
Reserve for unfunded loan commitments	—	3,710	—	3,710	—
Total cumulative effect	—	7,327	—	7,327	—
Balance, end of period	$381,621	$274,863	$169,898	$381,621	$169,898

Annualized net charge-offs to average loans and leases	0.27%	0.40%	0.25%	0.33%	0.13%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Charge-offs	2020	2020	2019	2020	2019
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hotel	—	—	—	—	—
SBA program	76	198	534	274	630
Other commercial real estate	4,106	127	—	4,233	9
Total commercial real estate mortgage	4,182	325	534	4,507	639
Income producing and other residential	—	—	—	—	—
Other residential real estate	—	175	—	175	91
Total income producing and other residential
real estate mortgage	—	175	—	175	91
Total real estate mortgage	4,182	500	534	4,682	730
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—
Commercial:
Lender finance & timeshare	—	—	—	—	—
Equipment finance	—	11,550	—	11,550	—
Premium finance	—	—	—	—	—
Other asset-based	—	—	11,800	—	11,800
Total asset-based	—	11,550	11,800	11,550	11,800
Expansion stage	21	270	1,463	291	1,667
Early stage	6,449	73	—	6,522	96
Equity fund loans	—	—	—	—	—
Late stage	—	—	—	—	—
Total venture capital	6,470	343	1,463	6,813	1,763
Paycheck Protection Program	—	—	—	—	—
Security monitoring	4,180	6,056	—	10,236	1,707
Secured business loans	—	—	100	—	109
Other lending	789	1,283	1,182	2,072	1,696
Cash flow	—	—	2,382	—	2,855
Total other commercial	4,969	7,339	3,664	12,308	6,367
Total commercial	11,439	19,232	16,927	30,671	19,930
Consumer	165	473	176	638	442
Total charge-offs	$15,786	$20,205	$17,637	$35,991	$21,102

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Recoveries	2020	2020	2019	2020	2019
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hotel	—	—	—	—	—
SBA program	15	107	88	122	121
Other commercial real estate	103	12	59	115	131
Total commercial real estate mortgage	118	119	147	237	252
Income producing and other residential	—	—	—	—	—
Other residential real estate	9	5	93	14	131
Total income producing and other
residential real estate mortgage	9	5	93	14	131
Total real estate mortgage	127	124	240	251	383
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—
Commercial:
Lender finance & timeshare	—	—	1	—	2
Equipment finance	8	230	—	238	11
Premium finance	—	—	—	—	—
Other asset-based	14	135	239	149	318
Total asset-based	22	365	240	387	331
Expansion stage	52	46	1,961	98	2,058
Early stage	62	139	2,862	201	5,017
Equity fund loans	—	—	—	—	—
Late stage	—	—	—	—	—
Total venture capital	114	185	4,823	299	7,075
Paycheck Protection Program	—	—	—	—	—
Security monitoring	—	—	—	—	—
Secured business loans	139	78	818	217	1,445
Other lending	117	265	190	382	315
Cash flow	2,000	62	9	2,062	20
Total other commercial	2,256	405	1,017	2,661	1,780
Total commercial	2,392	955	6,080	3,347	9,186
Consumer	25	16	73	41	98
Total recoveries	$2,544	$1,095	$6,393	$3,639	$9,667

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	June 30, 2020		March 31, 2020		December 31, 2019
		% of		% of		% of
Deposit Composition	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$8,629,543	38%	$7,510,218	38%	$7,243,298	38%
Interest checking	4,858,168	21%	3,333,147	17%	3,753,978	19%
Money market	5,498,150	24%	4,712,118	24%	4,690,420	24%
Savings	549,953	2%	495,039	3%	499,591	3%
Total core deposits	19,535,814	85%	16,050,522	82%	16,187,287	84%
Non-core non-maturity deposits	1,217,266	5%	836,157	4%	496,407	3%
Total non-maturity deposits	20,753,080	90%	16,886,679	86%	16,683,694	87%
Time deposits $250,000 and under	1,522,928	7%	2,086,188	11%	2,065,733	11%
Time deposits over $250,000	652,571	3%	602,970	3%	483,609	2%
Total time deposits	2,175,499	10%	2,689,158	14%	2,549,342	13%
Total deposits	$22,928,579	100%	$19,575,837	100%	$19,233,036	100%
During the second quarter of 2020, total deposits increased by $3.4 billion to $22.9 billion, due mainly to increases of $3.5 billion in core deposits and $381.1 million in non-core non-maturity deposits, offset partially by a decrease of $513.7 million in time deposits. The $3.5 billion increase in core deposits in the second quarter was driven by PPP loan proceeds being deposited into customers' accounts and venture banking which saw deposits increase by $2.0 billion to a record $8.7 billion at June 30, 2020. At June 30, 2020, core deposits totaled $19.5 billion, or 85% of total deposits, including $8.6 billion of noninterest-bearing demand deposits, or 38% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
June 30, 2020	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$809,617	$258,067	$1,067,684
Due in over three months through six months	248,787	108,896	357,683
Due in over six months through twelve months	281,924	273,111	555,035
Total due within twelve months	1,340,328	640,074	1,980,402
Due in over 12 months through 24 months	75,883	10,080	85,963
Due in over 24 months	106,717	2,417	109,134
Total	$1,522,928	$652,571	$2,175,499
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At June 30, 2020, total off-balance sheet client investment funds were $1.4 billion, of which $1.1 billion was managed by PWAM. At December 31, 2019, total off-balance sheet client investment funds were $1.5 billion, of which $1.2 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2020	2020	2019	2019
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$166,113	$95,602	$92,353	$81,265
Foreclosed assets, net	1,449	1,701	440	1,472
Total nonperforming assets	$167,562	$97,303	$92,793	$82,737

Performing TDRs held for investment	$15,037	$8,978	$12,257	$16,464
Classified loans and leases held for investment	$293,230	$147,705	$175,912	$190,979
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.84%	0.48%	0.49%	0.44%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.85%	0.49%	0.49%	0.45%
Classified loans and leases held for investment
to loans and leases held for investment	1.49%	0.75%	0.93%	1.03%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	June 30, 2020		March 31, 2020		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(Dollars in thousands)
Real estate mortgage:
Commercial	$61,771	$—	$19,088	$1,807	$42,683	$(1,807)
Income producing and other residential	2,207	—	2,308	1,064	(101)	(1,064)
Total real estate mortgage	63,978	—	21,396	2,871	42,582	(2,871)
Real estate construction and land:
Commercial	337	—	351	—	(14)	—
Residential	—	1,021	—	241	—	780
Total real estate construction and land	337	1,021	351	241	(14)	780
Commercial:
Asset-based	19,013	3,697	17,104	—	1,909	3,697
Venture capital	8,270	1,924	18,612	183	(10,342)	1,741
Other commercial	73,995	191	37,726	4,393	36,269	(4,202)
Total commercial	101,278	5,812	73,442	4,576	27,836	1,236
Consumer	520	1,067	413	518	107	549
Total held for investment	$166,113	$7,900	$95,602	$8,206	$70,511	$(306)

During the second quarter of 2020, nonaccrual loan and leases held for investment increased by $70.5 million to $166.1 million at June 30, 2020 due mainly to the addition of two retail real estate loans and one security monitoring loan. As of June 30, 2020, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $86.5 million and represented 52% of total nonaccrual loans and leases.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Property Type	2020	2019	2019	2019
	(In thousands)
Commercial real estate	$28	$33	$221	$253
Single-family residence	—	—	—	953
Construction and land development	219	219	219	219
Total OREO, net	247	252	440	1,425
Other foreclosed assets	1,202	1,449	—	47
Total foreclosed assets	$1,449	$1,701	$440	$1,472
During the second quarter of 2020, foreclosed assets decreased by $0.3 million to $1.4 million at June 30, 2020, due mainly to sales of $0.2 million.
Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	June 30, 2020		March 31, 2020		December 31, 2019
		Number		Number		Number
		of		of		of
Performing TDRs	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$6,900	21	$7,095	21	$10,165	22
Real estate construction and land	1,462	1	1,466	1	1,470	1
Commercial	6,612	12	350	10	550	12
Consumer	63	2	67	2	72	2
Total performing TDRs held for investment	$15,037	36	$8,978	34	$12,257	37
During the second quarter of 2020, performing TDRs held for investment increased by $6.1 million to $15.0 million at June 30, 2020 attributable to $6.1 million of TDRs transferred from nonaccrual status. The majority of the number of performing TDRs were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Loan and Lease Credit Risk Ratings	2020	2020	2019	2019
	(Dollars in thousands)
Pass	$18,635,004	$18,698,942	$18,348,004	$18,042,569
Special mention	766,397	898,658	322,956	239,304
Classified	293,230	147,705	175,912	190,979
Total loans and leases held for investment, net of deferred fees	$19,694,631	$19,745,305	$18,846,872	$18,472,852
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
During the second quarter of 2020, classified loans and leases increased by $145.5 million to $293.2 million at June 30, 2020. This increase was due mostly to three security monitoring loans totaling $119.2 million and two retail real estate loans totaling $42.0 million migrating out of special mention and into the classified category.
During the second quarter of 2020, special mention loans and leases decreased by $132.3 million to $766.4 million at June 30, 2020. This decrease was due primarily to loan downgrades into the classified category discussed above.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	June 30, 2020		March 31, 2020		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$71,446	$322,312	$33,908	$371,668	$37,538	$(49,356)
Income producing and other residential	6,941	6,150	7,083	2,491	(142)	3,659
Total real estate mortgage	78,387	328,462	40,991	374,159	37,396	(45,697)
Real estate construction and land:
Commercial	337	12,354	351	10,577	(14)	1,777
Residential	—	—	—	—	—	—
Total real estate construction and land	337	12,354	351	10,577	(14)	1,777
Commercial:
Asset-based	25,008	186,813	23,218	152,136	1,790	34,677
Venture capital	29,054	138,403	31,110	173,947	(2,056)	(35,544)
Other commercial	159,814	82,313	51,498	186,368	108,316	(104,055)
Total commercial	213,876	407,529	105,826	512,451	108,050	(104,922)
Consumer	630	18,052	537	1,471	93	16,581
Total	$293,230	$766,397	$147,705	$898,658	$145,525	$(132,261)

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At June 30, 2020, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity tier 1, tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At June 30, 2020, the Company and Bank were in compliance with the capital conservation buffer requirement. The Company and Bank elected the CECL 5-year transition guidance for calculating regulatory capital ratios and the June 30, 2020 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years. The add-back as of June 30, 2020 added approximately 20 basis points to the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
June 30, 2020
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	8.93%	4.00%	4.00%	N/A
CET1 capital (to risk weighted assets)	9.97%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.97%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	13.18%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	10.03%	4.00%	4.00%	5.00%
CET1 capital (to risk weighted assets)	11.18%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	11.18%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	12.44%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
December 31, 2019
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	9.74%	4.00%	4.00%	N/A
CET1 capital (to risk weighted assets)	9.78%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.78%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.41%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	10.95%	4.00%	4.00%	5.00%
CET1 capital (to risk weighted assets)	11.00%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	11.00%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	11.74%	8.00%	10.50%	10.00%
Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $460.8 million at June 30, 2020. At June 30, 2020, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $446.9 million were included in Tier II capital.
Dividends on Common Stock and Interest on Subordinated Debentures
As a bank holding company, PacWest is required to notify and receive approval from the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made on subordinated debentures are considered dividend payments under FRB regulations. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. Due to the impact of the goodwill impairment charge on net earnings in the first quarter of 2020, we are now required to receive such approval from the FRB prior to declaring a dividend. We received the FRB approval for our second quarter dividend and are currently awaiting their approval for our third quarter dividend. We expect to make an announcement on our dividends in August and anticipate similar timing, such as the second month following quarter-end, in future periods as long as this approval is required.
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

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $4.20 billion at June 30, 2020, of which $4.19 billion was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $6.4 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $1.6 billion at June 30, 2020, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $2.2 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of June 30, 2020, there was no balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2020, the Bank had $50.0 million of borrowings outstanding through the AFX.
        The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	June 30,	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2020	2020	2019
	(Dollars in thousands)
Cash and due from banks	$174,059	$172,570	$172,585
Interest-earning deposits in financial institutions	1,747,077	439,690	465,039
Securities available-for-sale	3,851,141	3,757,663	3,797,187
Less: pledged securities	(642,029)	(2,522,520)	(486,200)
Total primary liquidity	$5,130,248	$1,847,403	$3,948,611

Ratio of primary liquidity to total deposits	22.4%	9.4%	20.5%

Secondary Liquidity - Off-Balance Sheet	June 30,	March 31,	December 31,
Available Secured Borrowing Capacity	2020	2020	2019
	(In thousands)
Secured borrowing capacity with the FHLB	$4,201,095	$5,975,220	$4,229,788
Less: secured advances outstanding	(10,000)	(1,904,000)	(1,318,000)
Available secured borrowing capacity with the FHLB	4,191,095	4,071,220	2,911,788
Available secured borrowing capacity with the FRBSF	1,552,204	1,898,666	1,988,028
Total secondary liquidity	$5,743,299	$5,969,886	$4,899,816
During the three months ended June 30, 2020, the Company's primary liquidity increased by $3.3 billion to $5.1 billion at June 30, 2020 due mainly to a $1.9 billion decrease in pledged securities, a $1.3 billion increase in interest-earning deposits in financial institutions, and a $93.5 million increase in securities available-for-sale. During the second quarter of 2020, the Company's secondary liquidity decreased by $226.6 million to $5.7 billion at June 30, 2020 due to a $346.5 million decrease in available borrowing capacity on the secured credit line with the FRBSF, offset partially by a $119.9 million increase in available secured borrowing capacity with the FHLB. The increase in the available secured borrowing capacity with the FHLB resulted primarily from a $1.9 billion decrease in the amount borrowed from the secured borrowing line with the FHLB, offset partially by a $1.8 billion decrease in the FHLB borrowing capacity due to the decrease in pledged securities.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At June 30, 2020, core deposits totaled $19.5 billion and represented 85% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.

Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2020, brokered deposits totaled $1.9 billion, consisting primarily of $718.3 million of brokered time deposits and $1.2 billion of non-maturity brokered accounts. At December 31, 2019, brokered deposits totaled $1.7 billion, consisting mainly of $1.2 billion of brokered time deposits and $496.4 million of non-maturity brokered accounts.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. At June 30, 2020, the Bank was in compliance with all of our established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC and the DBO under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DBO and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank's net earnings during the three fiscal years of 2019, 2018, and 2017 exceeded dividends paid by the Bank during that same period by $34.8 million. During the three and six months ended June 30, 2020, PacWest received $35.0 million and $192.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $2.1 billion at June 30, 2020, for the foreseeable future any dividends from the Bank to the holding company will continue to require DBO and FDIC approval consistent with what has been required since 2008 when Bank first had an accumulated deficit triggered by goodwill impairment write-downs during the last financial crisis in 2008.
At June 30, 2020, PacWest had $113.4 million in cash and cash equivalents, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.

Stock Repurchase Programs
In February 2020, we repurchased 1,953,711 shares of common stock for a total amount of $70.0 million at an average price of $35.83 under the former Stock Repurchase Program. All shares repurchased under the former Stock Repurchase Program were retired upon settlement.
On February 12, 2020, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million until February 28, 2021, effective upon the maturity of the former Stock Repurchase Program on February 29, 2020. No shares have been repurchased under the new Stock Repurchase Program and the entire $200 million is remaining at June 30, 2020. On April 21, 2020, stock repurchases under the new Stock Repurchase Program were suspended indefinitely.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
June 30, 2020	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits	$1,980,402	$131,560	$63,537	$—	$2,175,499
Short-term borrowings	60,000	—	—	—	60,000
Long-term debt obligations (1)	—	—	—	540,744	540,744
Contractual interest (2)	7,823	2,022	3,165	—	13,010
Operating lease obligations	34,790	55,348	34,376	32,567	157,081
Other contractual obligations	80,249	82,045	9,059	25,861	197,214
Total	$2,163,264	$270,975	$110,137	$599,172	$3,143,548
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At June 30, 2020, our loan commitments and standby letters of credit were $7.7 billion and $365.8 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of June 30, 2020, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $48.0 million and $29.0 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $51.8 million and $28.5 million. We recognized a foreign currency translation net loss of $614,000 for the six months ended June 30, 2020 and a foreign currency translation net gain of $57,000 for the six months ended June 30, 2019.
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
We evaluated the results of our NII simulation model and MVE model prepared as of June 30, 2020, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2020. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at June 30, 2020. In order to arrive at the base case, we extend our balance sheet at June 30, 2020 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2020. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these prepayments and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of June 30, 2020 assumes interest-bearing deposits reprice at 32% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet and forward yield curve as the base scenario, with immediate and sustained parallel upward movements in interest rates of 100, 200, and 300 basis points and sustained parallel downward movements in interest rates of 25, 50, and 100 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
June 30, 2020	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,168.5	16.3%	4.74%	0.66%
Up 200 basis points	$1,092.7	8.7%	4.44%	0.36%
Up 100 basis points	$1,034.0	2.9%	4.20%	0.12%
BASE CASE	$1,005.1	—	4.08%	—
Down 25 basis points	$1,005.5	—%	4.08%	—%
Down 50 basis points	$1,003.0	(0.2)%	4.07%	(0.01)%
Down 100 basis points	$1,002.8	(0.2)%	4.07%	(0.01)%

During the second quarter of 2020, total base case year 1 tax equivalent NII decreased by $3.6 million to $1.0 billion at June 30, 2020, and the base case tax equivalent NIM decreased to 4.08% from 4.20%. The decrease in NII was attributable primarily to lower loan income due to unfavorable rate and volume changes, offset partially by lower cost of funds due to the shift in the funding mix from borrowings to core deposits. The decrease in NIM was due almost entirely to the quarter-over-quarter shift in the earning assets mix in the static balance sheet, as the balance of low yielding interest-earning deposits in financial institutions increased by $1.3 billion from the large increase in core deposits during the second quarter. A portion of the core deposits increase relates to activity of a large Venture Banking customer and to deposits from PPP loan originations which are not expected to remain over the long term.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates. In the “Bear Flattener” scenario, Year 1 tax equivalent NII increases by 6.6%. Because of the low level of market interest rates and the assumption that market rates contain a 0% floor, the ad hoc scenarios that assume decreasing interest rates do not differ materially from the base case scenario.

At June 30, 2020, we had $19.8 billion of total loans that included $11.0 billion with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $9.0 billion, or 81%, contained interest rate floor provisions, which included $8.8 billion of loans with "in-the-money" floors, meaning the loan coupon will not adjust down if there are future decreases to the index interest rate. The following table summarizes the estimated balance of loans with "in-the-money" floors for the indicated increases in interest rates:

June 30, 2020
Total Amount of
Loans With
Basis Points of	"In-the-Money"
Rate Increases	Loan Floors
(Dollars in millions)
50 bps	$6,715
100 bps	$4,872
150 bps	$2,912
200 bps	$1,028
250 bps	$154
At June 30, 2020, we also had $3.7 billion of variable-rate hybrid loans that do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $299 million, $749 million, and $1.3 billion in the next one, two, and three years.
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
Market Value of Equity
We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as the market value of equity, using our MVE model. This simulation model assesses the changes in the market value of our interest-sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates of 100, 200, and 300 basis points and sustained decrease in market interest rates of 50 and 100 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections include various assumptions regarding cash flows and interest rates and are by their nature forward-looking and inherently uncertain.
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at June 30, 2020.

The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
June 30, 2020	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$6,031.4	$881.6	17.1%	22.0%	174.7%
Up 200 basis points	$5,760.9	$611.1	11.9%	21.1%	166.8%
Up 100 basis points	$5,479.6	$329.8	6.4%	20.0%	158.7%
BASE CASE	$5,149.8	$—	—%	18.8%	149.1%
Down 50 basis points	$4,881.0	$(268.8)	(5.2)%	17.8%	141.4%
Down 100 basis points	$4,567.2	$(582.6)	(11.3)%	16.7%	132.3%
During the second quarter of 2020, total base case projected market value of equity increased by $441 million to $5.1 billion. This increase in base case projected MVE was due primarily to: (1) a $662 million increase in the mark-to-market adjustment for loans and leases due to the impact of lower credit spreads used for calculating the valuation; and (2) a $63 million increase in the book value of stockholders' equity due mainly to $33 million of net earnings and a $54 million increase in accumulated other comprehensive income, offset partially by $30 million of cash dividends paid; offset partially by (3) a $288 million increase in the mark-to-market adjustment for total deposits from the lower market interest rates used for the deposit valuation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the second quarter of 2020:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
April 1 – April 30, 2020	—	$—	—	$200,000
May 1 – May 31, 2020	89,369	$17.12	—	$200,000
June 1 – June 30, 2020	3,555	$19.71	—	$200,000
Total	92,924	$17.22	—
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i)  the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Earnings (Loss) for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019 and six months ended June 30, 2020 and 2019, (iii)  the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019 and six months ended June 30, 2020 and 2019, (iv)  the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2020, March 31, 2020, and June 30, 2019 and the six months ended June 30, 2020 and 2019, (v)  the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	The cover page of PacWest Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	August 7, 2020	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Accounting Officer