Form 10-Q
period 2020-09-30
PACWEST BANCORP
filed 2020-11-09
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of October 29, 2020, there were 116,783,237 shares of the registrant's common stock outstanding, excluding 1,701,004 shares of unvested restricted stock.

PACWEST BANCORP
SEPTEMBER 30, 2020 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFX	American Financial Exchange	GDP	Gross Domestic Product
ALLL	Allowance for Loan and Lease Losses	IPO	Initial Public Offering
ALM	Asset Liability Management	IRR	Interest Rate Risk
ASC	Accounting Standards Codification	LIBOR	London Inter-bank Offered Rate
ASU	Accounting Standards Update	LIHTC	Low Income Housing Tax Credit
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	MBS	Mortgage-Backed Securities
BHCA	Bank Holding Company Act of 1956, as amended	MVE	Market Value of Equity
BOLI	Bank Owned Life Insurance	NAV	Net Asset Value
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NII	Net Interest Income
CDI	Core Deposit Intangible Assets	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	NSF	Non-Sufficient Funds
CET1	Common Equity Tier 1	OREO	Other Real Estate Owned
CMBS	Commercial Mortgage-Backed Securities	PD/LGD	Probability of Default/Loss Given Default
CMOs	Collateralized Mortgage Obligations	PPNR	Pre-Provision, Pre-Goodwill Impairment, Pre-Tax Net Revenue
COVID-19	Coronavirus Disease	PPP	Paycheck Protection Program
CPI	Consumer Price Index	PRSUs	Performance-Based Restricted Stock Units
CRA	Community Reinvestment Act	PWAM	Pacific Western Asset Management Inc.
CRE	Commercial Real Estate	ROU	Right-of-use
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
DFPI	California Department of Financial Protection and Innovation	SBIC	Small Business Investment Company
DTAs	Deferred Tax Assets	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SOFR	Secured Overnight Financing Rate
EAD	Exposure at Default	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FASB	Financial Accounting Standards Board	TCJA	Tax Cuts and Jobs Act
FDIC	Federal Deposit Insurance Corporation	TDRs	Troubled Debt Restructurings
FHLB	Federal Home Loan Bank of San Francisco	TRSAs	Time-Based Restricted Stock Awards
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRBSF	Federal Reserve Bank of San Francisco	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$187,176	$172,585
Interest-earning deposits in financial institutions	2,766,020	465,039
Total cash, cash equivalents, and restricted cash	2,953,196	637,624
Securities available-for-sale, at fair value	4,532,614	3,797,187
Federal Home Loan Bank stock, at cost	17,250	40,924
Total investment securities	4,549,864	3,838,111
Gross loans and leases held for investment	19,101,680	18,910,740
Deferred fees, net	(75,480)	(63,868)
Allowance for loan and lease losses	(345,966)	(138,785)
Total loans and leases held for investment, net	18,680,234	18,708,087
Equipment leased to others under operating leases	286,425	324,084
Premises and equipment, net	40,544	38,585
Foreclosed assets, net	13,747	440
Goodwill	1,078,670	2,548,670
Core deposit and customer relationship intangibles, net	26,813	38,394
Other assets	797,223	636,811
Total assets	$28,426,716	$26,770,806

LIABILITIES:
Noninterest-bearing deposits	$9,346,744	$7,243,298
Interest-bearing deposits	14,618,951	11,989,738
Total deposits	23,965,695	19,233,036
Borrowings	60,000	1,759,008
Subordinated debentures	463,282	458,209
Accrued interest payable and other liabilities	451,508	365,856
Total liabilities	24,940,485	21,816,109

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at September 30, 2020 and
December 31, 2019; 120,801,109 and 121,890,008 shares issued, respectively, includes
1,706,690 and 1,513,197 shares of unvested restricted stock, respectively)	1,208	1,219
Additional paid-in capital	3,125,554	3,306,006
Retained earnings	292,561	1,652,248
Treasury stock, at cost (2,311,182 and 2,108,403 shares at September 30, 2020 and
December 31, 2019)	(88,566)	(83,434)
Accumulated other comprehensive income, net	155,474	78,658
Total stockholders' equity	3,486,231	4,954,697
Total liabilities and stockholders' equity	$28,426,716	$26,770,806
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$240,811	$247,851	$275,978	$750,940	$834,443
Investment securities	24,443	26,038	28,806	77,927	87,434
Deposits in financial institutions	654	186	2,424	2,448	4,423
Total interest income	265,908	274,075	307,208	831,315	926,300
Interest expense:
Deposits	9,887	13,075	40,703	51,209	113,658
Borrowings	27	1,319	6,852	8,124	21,772
Subordinated debentures	4,670	5,402	7,417	16,632	22,860
Total interest expense	14,584	19,796	54,972	75,965	158,290
Net interest income	251,324	254,279	252,236	755,350	768,010
Provision for credit losses	97,000	120,000	7,000	329,000	19,000
Net interest income after provision for credit losses	154,324	134,279	245,236	426,350	749,010
Noninterest income:
Other commissions and fees	10,541	10,111	10,855	30,373	33,453
Leased equipment income	9,900	12,037	9,615	34,188	28,079
Service charges on deposit accounts	2,570	2,004	3,525	7,232	11,026
Gain on sale of loans and leases	35	346	765	468	1,091
Gain on sale of securities	5,270	7,715	908	13,167	25,261
Other income	9,936	6,645	7,761	20,782	16,476
Total noninterest income	38,252	38,858	33,429	106,210	115,386
Noninterest expense:
Compensation	75,131	61,910	71,424	198,323	211,225
Occupancy	14,771	14,494	14,089	43,472	42,866
Data processing	6,505	7,102	7,044	20,061	20,786
Leased equipment depreciation	7,057	7,102	5,951	21,364	17,160
Intangible asset amortization	3,751	3,882	4,833	11,581	14,573
Other professional services	4,713	4,146	4,400	13,117	13,542
Insurance and assessments	3,939	9,373	4,100	17,561	12,236
Customer related expense	4,762	4,408	3,539	13,102	9,887
Loan expense	3,499	3,379	3,628	9,528	9,964
Acquisition, integration and reorganization costs	—	—	—	—	618
Foreclosed assets expense (income), net	335	(146)	8	255	(109)
Goodwill impairment	—	—	—	1,470,000	—
Other expense	8,939	11,315	7,793	29,973	25,775
Total noninterest expense	133,402	126,965	126,809	1,848,337	378,523
Earnings (loss) before income taxes	59,174	46,172	151,856	(1,315,777)	485,873
Income tax expense	13,671	12,968	41,830	38,627	135,118
Net earnings (loss)	$45,503	$33,204	$110,026	$(1,354,404)	$350,755

Earnings (loss) per share:
Basic	$0.38	$0.28	$0.92	$(11.60)	$2.91
Diluted	$0.38	$0.28	$0.92	$(11.60)	$2.91
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Unaudited)
	(In thousands)
Net earnings (loss)	$45,503	$33,204	$110,026	$(1,354,404)	$350,755
Other comprehensive income, net of tax:
Unrealized net holding gains on securities
available-for-sale arising during the period	19,745	82,780	32,759	119,708	167,566
Income tax expense related to net unrealized
holding gains arising during the period	(5,510)	(23,095)	(9,287)	(33,399)	(47,504)
Unrealized net holding gains on securities
available-for-sale, net of tax	14,235	59,685	23,472	86,309	120,062
Reclassification adjustment for net gains
included in net earnings (1)	(5,270)	(7,715)	(908)	(13,167)	(25,261)
Income tax expense related to reclassification
adjustment	1,471	2,152	257	3,674	7,161
Reclassification adjustment for net gains
included in net earnings, net of tax	(3,799)	(5,563)	(651)	(9,493)	(18,100)
Other comprehensive income, net of tax	10,436	54,122	22,821	76,816	101,962
Comprehensive income (loss)	$55,939	$87,326	$132,847	$(1,277,588)	$452,717
___________________________________
(1)    Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings (Loss).
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2020
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2019	119,781,605	$1,219	$3,306,006	$1,652,248	$(83,434)	$78,658	$4,954,697
Cumulative effect of change in
accounting principle (1)	—	—	—	(5,283)	—	—	(5,283)
Net loss	—	—	—	(1,433,111)	—	—	(1,433,111)
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	12,258	12,258
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	194,916	2	6,492	—	—	—	6,494
Restricted stock surrendered	(106,021)	—	—	—	(3,460)	—	(3,460)
Common stock repurchased under
Stock Repurchase Program	(1,953,711)	(20)	(69,980)	—	—	—	(70,000)
Cash dividends paid:
Common stock, $0.60/share	—	—	(71,206)	—	—	—	(71,206)
Balance, March 31, 2020	117,916,789	$1,201	$3,171,312	$213,854	$(86,894)	$90,916	$3,390,389
Net earnings	—	—	—	33,204	—	—	33,204
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	54,122	54,122
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	550,738	6	6,283	—	—	—	6,289
Restricted stock surrendered	(92,924)	—	—	—	(1,601)	—	(1,601)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,505)	—	—	—	(29,505)
Balance, June 30, 2020	118,374,603	$1,207	$3,148,090	$247,058	$(88,495)	$145,038	$3,452,898
Net earnings	—	—	—	45,503	—	—	45,503
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	10,436	10,436
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	119,158	1	7,063	—	—	—	7,064
Restricted stock surrendered	(3,834)	—	—	—	(71)	—	(71)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,599)	—	—	—	(29,599)
Balance, September 30, 2020	118,489,927	$1,208	$3,125,554	$292,561	$(88,566)	$155,474	$3,486,231
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
________________________
(2)    Impact due to adoption on January 1, 2019 of ASU 2016-02, "Leases (Topic 842)," and the related amendments.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2020	2019
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(1,354,404)	$350,755
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill impairment	1,470,000	—
Depreciation and amortization	33,303	28,266
Amortization of net premiums on securities available-for-sale	9,994	11,078
Amortization of intangible assets	11,581	14,573
Amortization of operating lease ROU assets	22,080	22,028
Provision for credit losses	329,000	19,000
Gain on sale of foreclosed assets	(187)	(406)
Provision for losses on foreclosed assets	267	54
Gain on sale of loans and leases	(468)	(1,091)
Loss (gain) on sale of premises and equipment	309	(34)
Gain on sale of securities	(13,167)	(25,261)
Unrealized loss (gain) on derivatives and foreign currencies, net	494	(16)
Earned stock compensation	19,847	19,834
(Increase) decrease in other assets	(60,450)	50,345
Decrease in accrued interest payable and other liabilities	(125,262)	(41,530)
Net cash provided by operating activities	342,937	447,595

Cash flows from investing activities:
Net increase in loans and leases	(269,253)	(894,624)
Proceeds from sales of loans and leases	6,536	102,507
Proceeds from maturities and paydowns of securities available-for-sale	292,769	238,487
Proceeds from sales of securities available-for-sale	167,267	1,554,805
Purchases of securities available-for-sale	(1,085,749)	(1,444,720)
Net redemptions of Federal Home Loan Bank stock	23,674	5,238
Proceeds from sales of foreclosed assets	983	4,322
Purchases of premises and equipment, net	(11,013)	(10,990)
Proceeds from sales of premises and equipment	4	60
Proceeds from BOLI death benefit	761	555
Net decrease (increase) in equipment leased to others under operating leases	16,860	(19,981)
Net cash used in investing activities	(857,161)	(464,341)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	2,105,033	(446,400)
Net increase in interest-bearing deposits	2,629,213	1,310,432
Net decrease in borrowings	(1,699,008)	(118,083)
Common stock repurchased and restricted stock surrendered	(75,132)	(161,928)
Cash dividends paid	(130,310)	(217,041)
Net cash provided by financing activities	2,829,796	366,980

Net increase in cash, cash equivalents, and restricted cash	2,315,572	350,234
Cash, cash equivalents, and restricted cash, beginning of period	637,624	385,767
Cash, cash equivalents, and restricted cash, end of period	$2,953,196	$736,001

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2020	2019
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$86,060	$154,212
Cash paid for income taxes	92,953	89,505
Loans transferred to foreclosed assets	14,370	37
Transfers from loans held for investment to loans held for sale	—	25,124
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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 71 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank also offers venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
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
Effective January 1, 2020, upon the adoption of ASU 2016-13, debt securities available-for-sale are measured at fair value and are subject to impairment testing. A security is impaired if the fair value of the security is less than its amortized cost basis. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value decline (if any). If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation allowance would be reduced, but not more than the amount of the current existing allowance for that security.

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
Allowance for Credit Losses on Loans and Leases Held for Investment
Effective January 1, 2020, upon the adoption of ASU 2016-13, the Company replaced the incurred loss accounting approach with the current expected credit loss ("CECL") approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts.
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
Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. The resulting allowance for loan and lease losses is deducted from the associated amortized cost basis to reflect the net amount expected to be collected. Subsequent changes in this estimate are recorded through the provision for credit losses and the allowance. The CECL methodology could result in significant changes to both the timing and amounts of provision for credit losses and the allowance as compared to historical periods. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for credit losses and recoveries on loans and leases previously charged off are added to the allowance.
The allowance for loan and lease losses is comprised of an individually evaluated component for loans and leases that no longer share similar risk characteristics with other loans and leases and a pooled loans component for loans and leases that share similar risk characteristics.
A loan or lease with an outstanding balance greater than $250,000 is individually evaluated for expected credit loss when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We select loans and leases for individual assessment on an ongoing basis using certain criteria such as payment performance, borrower reported and forecasted financial results, and other external factors when appropriate. We measure the current expected credit loss of an individually evaluated loan or lease based upon the fair value of the underlying collateral if the loan or lease is collateral-dependent or the present value of cash flows, discounted at the effective interest rate, if the loan or lease is not collateral-dependent. To the extent a loan or lease balance exceeds the estimated collectable value, a reserve or charge-off is recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan is collateral-dependent.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our CECL methodology for the pooled loans component includes both quantitative and qualitative loss factors which are applied to our population of loans and leases and assessed at a pool level. The quantitative CECL model estimates credit losses by applying pool-specific probability of default ("PD") and loss given default ("LGD") rates to the expected exposure at default ("EAD") over the contractual life of loans and leases. The qualitative component considers internal and external risk factors that may not be adequately assessed in the quantitative model.
The loan portfolio is segmented into four loan segments, eight loan classes, and 19 loan pools (excluding Paycheck Protection Program loans, which are fully government guaranteed) based upon loan type that share similar default risk characteristics to calculate quantitative loss factors for each pool. Three of these loan pools have insignificant current balances and/or insignificant historical losses, thus, estimated losses are calculated using historical loss rates from the first quarter of 2009 to the current period rather than econometric regression modeling. For the remaining 16 loan pools, we estimate the PD during the reasonable and supportable forecast period using seven econometric regression models developed to correlate macroeconomic variables to historical credit performance (based on quarterly transition matrices from 2009 to 2019, which include risk rating upgrades/downgrades and defaults). The loans and unfunded commitments are grouped into nine LGD pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the EAD of defaulted loans starting with the first quarter of 2009 to the current period. The PD and LGD rates are applied to the EAD at the loan or lease level based on contractual scheduled payments and estimated prepayments. We use our actual historical loan prepayment experience from 2009 to 2019 to estimate future prepayments by loan pool.
For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated over a 4-quarter time horizon using a single scenario baseline forecast that is consistent with management's current expectations for the 16 loan pools. We use economic forecasts from Moody's Analytics in this process. The economic forecast is updated monthly; therefore, the one used for each quarter-end calculation is generally based on a one-month lag based on the timing of when the forecast is released. If economic conditions as of the balance sheet date change materially, management would consider a qualitative adjustment. The key macroeconomic assumptions used in each of the seven PD regression models include two or three of the following economic indicators: Real GDP, unemployment rates, CRE Price Index, the BBB corporate spread, nominal disposable income, and CPI. The quantitative CECL model applies the projected rates based on the economic forecasts for the 4-quarter reasonable and supportable forecast horizon to EAD to estimate defaulted loans. During this forecast horizon, prepayment rates during a historical period that exhibits economic conditions most similar to the economic forecast are used to estimate EAD. If no historical period from 2009 to 2019 exhibits economic conditions that are similar to the economic forecast, management considers the average of all historical prepayment experience to be a reasonable and supportable estimation of expected prepayments. Historical LGD rates are applied to estimated defaulted loans to determine estimated credit losses. We then use a 2-quarter reversion period to revert on a straight-line basis from the PD, LGD, and prepayment rates used during the reasonable and supportable forecast period to the Company’s historical PD, LGD, and prepayment experience. Subsequent to the reversion period for the remaining contractual life of loans and leases, the PD, LGD, and prepayment rates are based on historical experience from 2009 to 2019. PD regression models and prepayment rates are updated on an annual basis. LGD rates are updated every quarter to reflect current charge-off activity.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The qualitative portion of the reserve on pooled loans and leases represents management’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. Current and forecasted economic trends and underlying market values for collateral dependent loans are generally considered to be encompassed within the CECL quantitative reserve. An incremental qualitative adjustment may be considered when economic forecasts exhibit higher levels of volatility or uncertainty.
In addition to economic conditions and collateral dependency, the other qualitative criteria we consider when establishing the loss factors include the following:
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
We estimate the reserve for unfunded loan commitments using the same PD, LGD, and prepayment rates for the quantitative credit losses and qualitative loss factors as used for the allowance for loan and lease losses. The EAD for the reserve for unfunded loan commitments is computed using expected future utilization rates of the unfunded commitments during the contractual life of the commitments based on historical usage by loan pool from 2015 to 2019. The utilization rates are updated on an annual basis.
The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Most of the steps in the methodology involve judgment and are subjective in nature including, among other things: segmenting the loan and lease portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the reasonable and supportable forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts which are inherently imprecise and will change from period to period. Although the allowance for credit losses is considered appropriate, there can be no assurance that it will be sufficient to absorb future losses.
Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan and lease portfolio and associated unfunded commitments, and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounting Standards Adopted in 2020
Effective January 1, 2020, the Company adopted ASU 2016-13 and the related amendments to ASC Topic 326, “Financial Instruments - Credit Losses,” to replace the incurred loss accounting approach with a current expected credit loss approach for financial instruments measured at amortized cost and other commitments to extend credit. The new standard is generally intended to require earlier recognition of credit losses. While the standard changes the measurement of the allowance for credit losses, it does not change the credit risk of our lending portfolios or the ultimate losses in those portfolios.
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
The Company adopted the new standard using the modified retrospective approach and recognized a cumulative effect adjustment to decrease retained earnings by $5.3 million, net of taxes, and increase the allowance for credit losses by $7.3 million without restating prior periods and applied the requirements of the new standard prospectively. There was no cumulative effect adjustment related to available-for-sale securities at adoption. The Company elected to account for interest receivable separately from the amortized cost of loans and leases and investment securities. Interest receivable is included in "Other assets" on the condensed consolidated balance sheets. The Company elected the practical expedient to use the fair value of the collateral at the reporting date when recording the net carrying amount of the asset and determining the allowance for credit losses for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the entity’s assessment as of the reporting date (collateral dependent financial asset). Additionally, the Company implemented new business processes, new internal controls, and modified existing and/or implemented new internal models and tools to facilitate the ongoing application of the new standard. See Note 4. Loans and Leases for further details.
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
The Company used this approach to evaluate its goodwill during the first quarter of 2020, as an unprecedented decline in economic conditions triggered by the Coronavirus Disease ("COVID-19") pandemic caused a significant decline in stock market valuations in March 2020, including our stock price. These events indicated that goodwill may be impaired and resulted in us performing a goodwill impairment assessment. We applied the market approach using an average share price of the Company's stock and a control premium to determine the fair value of the reporting unit. As a result, a goodwill impairment charge of $1.47 billion was recorded in the first quarter of 2020 as the Company's estimated fair value was less than its book value.
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
Reclassifications
None.
NOTE 2. RESTRICTED CASH BALANCES
The FRBSF establishes cash reserve requirements that its member banks must maintain based on a percentage of deposit liabilities. On March 26, 2020, the FRBSF reduced the reserve requirement ratios to zero percent. The average reserves required to be held at the FRBSF for the nine months ended September 30, 2020 and the year ended December 31, 2019 were $55.2 million and $131.0 million. As of September 30, 2020 and December 31, 2019, we pledged cash collateral for our derivative contracts of $2.5 million and $3.2 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	September 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency commercial MBS	$1,129,060	$75,309	$(54)	$1,204,315	$1,083,182	$25,579	$(537)	$1,108,224
Municipal securities	1,133,811	70,758	(1,539)	1,203,030	691,647	43,851	(339)	735,159
Agency residential CMOs	1,111,235	54,900	(263)	1,165,872	1,112,573	24,403	(579)	1,136,397
Agency residential MBS	233,513	13,018	(33)	246,498	294,606	10,593	(1)	305,198
Asset-backed securities	236,081	554	(2,532)	234,103	216,133	320	(1,670)	214,783
Corporate debt securities	173,707	726	(151)	174,282	17,000	3,748	—	20,748
Collateralized loan obligations	138,966	—	(3,633)	135,333	124,134	25	(403)	123,756
Private label residential CMOs	115,101	6,089	(28)	121,162	96,066	3,430	(13)	99,483
SBA securities	40,515	2,194	(25)	42,684	47,765	506	(13)	48,258
U.S. Treasury securities	4,988	347	—	5,335	4,985	196	—	5,181
Total	$4,316,977	$223,895	$(8,258)	$4,532,614	$3,688,091	$112,651	$(3,555)	$3,797,187
As of September 30, 2020, securities available-for-sale with a fair value of $605.3 million were pledged as collateral for public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the years indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales of Securities Available-for-Sale	2020	2019	2020	2019
	(In thousands)
Amortized cost of securities sold	$17,000	$143,388	$154,100	$1,529,544

Gross realized gains	$5,270	$1,187	$13,199	$29,400
Gross realized losses	—	(279)	(32)	(4,139)
Net realized gains	$5,270	$908	$13,167	$25,261

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency commercial MBS	$3,066	$(4)	$9,241	$(50)	$12,307	$(54)
Municipal securities	189,163	(1,539)	—	—	189,163	(1,539)
Agency residential CMOs	77,168	(263)	—	—	77,168	(263)
Agency residential MBS	1,753	(33)	—	—	1,753	(33)
Asset-backed securities	44,658	(339)	122,729	(2,193)	167,387	(2,532)
Corporate debt securities	60,056	(151)	—	—	60,056	(151)
Collateralized loan obligations	102,396	(1,938)	32,937	(1,695)	135,333	(3,633)
Private label residential CMOs	8,510	(26)	76	(2)	8,586	(28)
SBA securities	1,964	(25)	—	—	1,964	(25)
Total	$488,734	$(4,318)	$164,983	$(3,940)	$653,717	$(8,258)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency commercial MBS	$214,862	$(537)	$—	$—	$214,862	$(537)
Municipal securities	38,667	(339)	—	—	38,667	(339)
Agency residential CMOs	180,071	(572)	1,456	(7)	181,527	(579)
Agency residential MBS	—	—	186	(1)	186	(1)
Asset-backed securities	165,575	(1,670)	—	—	165,575	(1,670)
Collateralized loan obligations	102,469	(403)	—	—	102,469	(403)
Private label residential CMOs	9,872	(11)	114	(2)	9,986	(13)
SBA securities	4,565	(13)	—	—	4,565	(13)
Total	$716,081	$(3,545)	$1,756	$(10)	$717,837	$(3,555)
The securities that were in an unrealized loss position at September 30, 2020, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2020
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$8,226	$8,310
Due after one year through five years	508,645	532,309
Due after five years through ten years	1,067,818	1,135,249
Due after ten years	2,732,288	2,856,746
Total securities available-for-sale	$4,316,977	$4,532,614
CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Taxable interest	$17,835	$22,829	$59,457	$63,515
Non-taxable interest	6,272	5,565	17,113	22,705
Dividend income	336	412	1,357	1,214
Total interest income on investment securities	$24,443	$28,806	$77,927	$87,434

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
	2020	2019
	(In thousands)
Real estate mortgage	$7,883,473	$7,982,383
Real estate construction and land	3,453,155	2,773,209
Commercial	7,402,854	7,714,358
Consumer	362,198	440,790
Total gross loans and leases held for investment	19,101,680	18,910,740
Deferred fees, net	(75,480)	(63,868)
Total loans and leases held for investment, net of deferred fees	19,026,200	18,846,872
Allowance for loan and lease losses	(345,966)	(138,785)
Total loans and leases held for investment, net (1)	$18,680,234	$18,708,087
____________________
(1)    Excludes accrued interest receivable of $71.5 million and $67.5 million at September 30, 2020 and December 31, 2019, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2020
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$412	$32,662	$33,074	$4,159,392	$4,192,466
Income producing and other residential	1,761	537	2,298	3,682,281	3,684,579
Total real estate mortgage	2,173	33,199	35,372	7,841,673	7,877,045
Real estate construction and land:
Commercial	—	—	—	1,241,647	1,241,647
Residential	3,108	—	3,108	2,178,992	2,182,100
Total real estate construction and land	3,108	—	3,108	3,420,639	3,423,747
Commercial:
Asset-based	—	2,248	2,248	3,150,800	3,153,048
Venture capital	2,319	—	2,319	1,634,813	1,637,132
Other commercial	185	10,751	10,936	2,562,058	2,572,994
Total commercial	2,504	12,999	15,503	7,347,671	7,363,174
Consumer	791	116	907	361,327	362,234
Total	$8,576	$46,314	$54,890	$18,971,310	$19,026,200

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$2,448	$5,919	$8,367	$4,194,320	$4,202,687
Income producing and other residential	2,105	802	2,907	3,767,153	3,770,060
Total real estate mortgage	4,553	6,721	11,274	7,961,473	7,972,747
Real estate construction and land:
Commercial	—	—	—	1,082,368	1,082,368
Residential	1,429	—	1,429	1,654,005	1,655,434
Total real estate construction and land	1,429	—	1,429	2,736,373	2,737,802
Commercial:
Asset-based	19	—	19	3,748,388	3,748,407
Venture capital	—	—	—	2,179,422	2,179,422
Other commercial	2,781	4,164	6,945	1,760,722	1,767,667
Total commercial	2,800	4,164	6,964	7,688,532	7,695,496
Consumer	1,006	200	1,206	439,621	440,827
Total	$9,788	$11,085	$20,873	$18,825,999	$18,846,872
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2020			December 31, 2019
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$45,120	$4,147,346	$4,192,466	$18,346	$4,184,341	$4,202,687
Income producing and other residential	2,008	3,682,571	3,684,579	2,478	3,767,582	3,770,060
Total real estate mortgage	47,128	7,829,917	7,877,045	20,824	7,951,923	7,972,747
Real estate construction and land:
Commercial	324	1,241,323	1,241,647	364	1,082,004	1,082,368
Residential	—	2,182,100	2,182,100	—	1,655,434	1,655,434
Total real estate construction and land	324	3,423,423	3,423,747	364	2,737,438	2,737,802
Commercial:
Asset-based	2,817	3,150,231	3,153,048	30,162	3,718,245	3,748,407
Venture capital	2,001	1,635,131	1,637,132	12,916	2,166,506	2,179,422
Other commercial	32,941	2,540,053	2,572,994	27,594	1,740,073	1,767,667
Total commercial	37,759	7,325,415	7,363,174	70,672	7,624,824	7,695,496
Consumer	404	361,830	362,234	493	440,334	440,827
Total	$85,615	$18,940,585	$19,026,200	$92,353	$18,754,519	$18,846,872

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2020, nonaccrual loans and leases included $46.3 million of loans and leases 90 or more days past due, $0.4 million of loans and leases 30 to 89 days past due, and $38.9 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2019, nonaccrual loans and leases included $11.1 million of loans and leases 90 or more days past due, $1.2 million of loans and leases 30 to 89 days past due, and $80.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of September 30, 2020, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $49.3 million and represented 58% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	September 30, 2020
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$109,651	$330,367	$3,752,448	$4,192,466
Income producing and other residential	9,558	63,378	3,611,643	3,684,579
Total real estate mortgage	119,209	393,745	7,364,091	7,877,045
Real estate construction and land:
Commercial	324	13,838	1,227,485	1,241,647
Residential	—	—	2,182,100	2,182,100
Total real estate construction and land	324	13,838	3,409,585	3,423,747
Commercial:
Asset-based	27,900	190,193	2,934,955	3,153,048
Venture capital	15,078	123,675	1,498,379	1,637,132
Other commercial	111,553	57,787	2,403,654	2,572,994
Total commercial	154,531	371,655	6,836,988	7,363,174
Consumer	508	4,518	357,208	362,234
Total	$274,572	$783,756	$17,967,872	$19,026,200

	December 31, 2019
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$33,535	$30,070	$4,139,082	$4,202,687
Income producing and other residential	8,600	1,711	3,759,749	3,770,060
Total real estate mortgage	42,135	31,781	7,898,831	7,972,747
Real estate construction and land:
Commercial	364	—	1,082,004	1,082,368
Residential	—	1,429	1,654,005	1,655,434
Total real estate construction and land	364	1,429	2,736,009	2,737,802
Commercial:
Asset-based	32,223	38,936	3,677,248	3,748,407
Venture capital	35,316	74,813	2,069,293	2,179,422
Other commercial	65,261	174,785	1,527,621	1,767,667
Total commercial	132,800	288,534	7,274,162	7,695,496
Consumer	613	1,212	439,002	440,827
Total	$175,912	$322,956	$18,348,004	$18,846,872

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the period indicated:

	At and For the Three Months Ended		At and For the Nine Months Ended
	September 30, 2020		September 30, 2020
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)		(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$736	$—	$736	$—
Income producing and other residential	1,163	—	1,163	—
Commercial:
Asset based	2,248	—	2,248	—
Venture capital	2,001	—	2,001	—
Other commercial	1,235	—	1,235	—
Consumer	404	—	404	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$44,384	$155	$44,384	$285
Income producing and other residential	845	—	845	—
Real estate construction and land:
Commercial	324	—	324	—
Commercial:
Asset based	569	—	569	—
Other commercial	31,706	517	31,706	1,628
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$47,128	$155	$47,128	$285
Real estate construction and land	324	—	324	—
Commercial	37,759	517	37,759	1,628
Consumer	404	—	404	—
Total	$85,615	$672	$85,615	$1,913

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the date indicated:

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
September 30, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$28,297	$15,106	$13,295	$7,746	$47,517	$—	$—	$111,961
3-4 Pass	459,907	453,362	646,326	804,351	362,735	846,325	63,689	3,792	3,640,487
5 Special mention	—	70,371	79,083	3,034	75,221	102,658	—	—	330,367
6-8 Classified	—	1,301	55,863	5,187	3,444	43,856	—	—	109,651
Total	$459,907	$553,331	$796,378	$825,867	$449,146	$1,040,356	$63,689	$3,792	$4,192,466
Current YTD period:
Gross charge-offs	$—	$—	$—	$3,330	$—	$2,677	$—	$—	$6,007
Gross recoveries	—	—	—	(9)	—	(262)	—	—	(271)
Net	$—	$—	$—	$3,321	$—	$2,415	$—	$—	$5,736

Real Estate Mortgage:
Income Producing and
Other Residential
Internal risk rating:
1-2 High pass	$27,760	$25,590	$36,440	$35,858	$46,419	$12,260	$—	$—	$184,327
3-4 Pass	256,056	844,049	1,179,643	587,821	247,643	199,144	112,390	570	3,427,316
5 Special mention	12,308	4,207	42,660	1,863	—	—	2,340	—	63,378
6-8 Classified	—	—	2,874	—	—	5,608	83	993	9,558
Total	$296,124	$873,846	$1,261,617	$625,542	$294,062	$217,012	$114,813	$1,563	$3,684,579
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$51	$—	$175	$226
Gross recoveries	—	—	—	—	—	(88)	(1)	—	(89)
Net	$—	$—	$—	$—	$—	$(37)	$(1)	$175	$137

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	38,945	335,115	385,317	209,380	106,937	139,453	6,630	5,708	1,227,485
5 Special mention	—	—	13,838	—	—	—	—	—	13,838
6-8 Classified	—	—	—	—	—	324	—	—	324
Total	$38,945	$335,115	$399,155	$209,380	$106,937	$139,777	$6,630	$5,708	$1,241,647
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
September 30, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	236,355	501,855	835,914	512,565	35,286	315	9,034	50,776	2,182,100
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$236,355	$501,855	$835,914	$512,565	$35,286	$315	$9,034	$50,776	$2,182,100
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	(21)	—	—	(21)
Net	$—	$—	$—	$—	$—	$(21)	$—	$—	$(21)

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$33,273	$167,859	$116,944	$65,740	$120,644	$87,642	$231,234	$73,549	$896,885
3-4 Pass	61,548	123,290	81,362	36,075	13,181	48,991	1,653,848	19,775	2,038,070
5 Special mention	—	64,586	61,726	21,043	14,913	958	22,150	4,817	190,193
6-8 Classified	—	—	—	—	19,398	569	8,791	(858)	27,900
Total	$94,821	$355,735	$260,032	$122,858	$168,136	$138,160	$1,916,023	$97,283	$3,153,048
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$11,817	$—	$—	$11,817
Gross recoveries	(39)	—	—	—	—	(323)	(231)	—	(593)
Net	$(39)	$—	$—	$—	$—	$11,494	$(231)	$—	$11,224

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass (1)	$2,003	$5,644	$—	$(4)	$(6)	$(4)	$234,321	$—	$241,954
3-4 Pass	59,229	133,479	44,599	9,733	32,079	6,550	965,206	5,550	1,256,425
5 Special mention	5,958	38,163	1,586	4,000	526	—	68,331	5,111	123,675
6-8 Classified	—	(1,663)	11,750	—	—	3,663	1,328	—	15,078
Total	$67,190	$175,623	$57,935	$13,729	$32,599	$10,209	$1,269,186	$10,661	$1,637,132
Current YTD period:
Gross charge-offs	$—	$—	$6,534	$—	$(8)	$150	$142	$—	$6,818
Gross recoveries	—	—	(177)	(128)	(145)	(3)	(450)	—	(903)
Net	$—	$—	$6,357	$(128)	$(153)	$147	$(308)	$—	$5,915
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
September 30, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$1,212,466	$409	$7	$390	$73	$1,592	$77,891	$94	$1,292,922
3-4 Pass	57,738	98,217	105,234	83,456	32,063	108,219	619,093	6,712	1,110,732
5 Special mention	—	1,011	—	316	1,735	5,398	48,252	1,075	57,787
6-8 Classified	—	2	84	48	2,969	7,723	97,357	3,370	111,553
Total	$1,270,204	$99,639	$105,325	$84,210	$36,840	$122,932	$842,593	$11,251	$2,572,994
Current YTD period:
Gross charge-offs	$—	$—	$—	$506	$214	$33,492	$11,662	$1,828	$47,702
Gross recoveries	—	(9)	(8)	(26)	(84)	(2,683)	(100)	(4)	(2,914)
Net	$—	$(9)	$(8)	$480	$130	$30,809	$11,562	$1,824	$44,788

Consumer
Internal risk rating:
1-2 High pass	$22	$—	$9	$16	$—	$101	$453	$—	$601
3-4 Pass	45,224	126,060	69,895	44,717	48,158	14,164	8,383	6	356,607
5 Special mention	—	—	2,332	534	1,172	480	—	—	4,518
6-8 Classified	—	74	—	—	57	342	2	33	508
Total	$45,246	$126,134	$72,236	$45,267	$49,387	$15,087	$8,838	$39	$362,234
Current YTD period:
Gross charge-offs	$—	$97	$86	$152	$295	$44	$22	$9	$705
Gross recoveries	—	—	(1)	(8)	(15)	(24)	—	—	(48)
Net	$—	$97	$85	$144	$280	$20	$22	$9	$657

Total Loans and Leases
Internal risk rating:
1-2 High pass	$1,275,524	$227,799	$168,506	$115,295	$174,876	$149,108	$543,899	$73,643	$2,728,650
3-4 Pass	1,215,002	2,615,427	3,348,290	2,288,098	878,082	1,363,161	3,438,273	92,889	15,239,222
5 Special mention	18,266	178,338	201,225	30,790	93,567	109,494	141,073	11,003	783,756
6-8 Classified	—	(286)	70,571	5,235	25,868	62,085	107,561	3,538	274,572
Total	$2,508,792	$3,021,278	$3,788,592	$2,439,418	$1,172,393	$1,683,848	$4,230,806	$181,073	$19,026,200
Current YTD period:
Gross charge-offs	$—	$97	$6,620	$3,988	$501	$48,231	$11,826	$2,012	$73,275
Gross recoveries	(39)	(9)	(186)	(171)	(244)	(3,404)	(782)	(4)	(4,839)
Net	$(39)	$88	$6,434	$3,817	$257	$44,827	$11,044	$2,008	$68,436

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

TDRs are a result of rate reductions, term extensions, fee concessions, transfers to foreclosed assets, discounted loan payoffs, and debt forgiveness, or a combination thereof. The Company has granted various commercial and consumer loan modifications to provide borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company has elected to not apply TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act. The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the periods indicated:

	Three Months Ended September 30,
	2020			2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	1	$12,594	$—	—	$—	$—
Income producing and other residential	2	157	157	2	495	495
Commercial:
Asset-based	1	15,267	—	—	—	—
Venture capital	1	2,015	2,015	1	—	—
Other commercial	5	7,105	100	3	99	99
Total	10	$37,138	$2,272	6	$594	$594

	Nine Months Ended September 30,
	2020			2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	9	$16,339	$3,745	1	$37	$—
Income producing and other residential	6	911	911	7	1,280	1,280
Commercial:
Asset-based	8	17,008	1,741	1	620	620
Venture capital	2	2,047	2,047	11	16,076	16,214
Other commercial	33	30,324	21,544	14	792	792
Consumer	3	212	212	—	—	—
Total	61	$66,841	$30,200	34	$18,805	$18,906
During the three months ended September 30, 2020, there was one $412,000 real estate mortgage commercial loan restructured in the preceding 12-month period that subsequently defaulted. During the nine months ended September 30, 2020, there was one $412,000 real estate mortgage commercial loan and one $5,000 other commercial loan restructured in the preceding 12-month period that subsequently defaulted.
During the three months ended September 30, 2019, there were three other commercial loan of $133,000 and one income producing and other residential loan for $254,000 restructured in the preceding 12-month period that subsequently defaulted. During the nine months ended September 30, 2019, there were two venture capital loans totaling $441,000, three other commercial loans totaling $133,000, and one income producing and other residential loan for $254,000 restructured in the preceding 12-month period that subsequently defaulted.

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$1,869	$2,648	$6,224	$8,674

The following table presents the components of leases receivable as of the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$124,550	$147,729
Unguaranteed residual assets	18,404	20,806
Deferred costs and other	550	655
Aggregate net investment in leases	$143,504	$169,190
The following table presents maturities of leases receivable as of the date indicated:

September 30, 2020
(In thousands)
Period ending December 31,
2020	$16,794
2021	61,600
2022	25,977
2023	15,329
2024	11,416
2025 and thereafter	3,160
Total undiscounted cash flows	134,276
Less: Unearned income	(9,726)
Present value of lease payments	$124,550

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended September 30, 2020
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$130,724	$70,113	$97,947	$2,266	$301,050
Charge-offs	(1,551)	—	(35,666)	(67)	(37,284)
Recoveries	109	21	1,063	7	1,200
Net charge-offs	(1,442)	21	(34,603)	(60)	(36,084)
Provision (negative provision)	(7,588)	20,039	64,921	3,628	81,000
Balance, end of period	$121,694	$90,173	$128,265	$5,834	$345,966

	Nine Months Ended September 30, 2020
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$44,575	$30,544	$61,528	$2,138	$138,785
Cumulative effect of change in accounting
principle - CECL	5,308	(8,592)	6,860	41	3,617
Balance, January 1, 2020	49,883	21,952	68,388	2,179	142,402
Charge-offs	(6,233)	—	(66,337)	(705)	(73,275)
Recoveries	360	21	4,410	48	4,839
Net charge-offs	(5,873)	21	(61,927)	(657)	(68,436)
Provision	77,684	68,200	121,804	4,312	272,000
Balance, end of period	$121,694	$90,173	$128,265	$5,834	$345,966

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$340	$—	$2,584	$—	$2,924
Collectively evaluated	$121,354	$90,173	$125,681	$5,834	$343,042

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$51,852	$1,782	$41,501	$—	$95,135
Collectively evaluated	7,825,193	3,421,965	7,321,673	362,234	18,931,065
Ending balance	$7,877,045	$3,423,747	$7,363,174	$362,234	$19,026,200

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$46,826	$26,378	$59,401	$2,432	$135,037
Charge-offs	(120)	—	(6,021)	(360)	(6,501)
Recoveries	95	—	1,898	23	2,016
Net charge-offs	(25)	—	(4,123)	(337)	(4,485)
Provision (negative provision)	(1,655)	683	8,907	65	8,000
Balance, end of period	$45,146	$27,061	$64,185	$2,160	$138,552

	Nine Months Ended September 30, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$46,021	$28,209	$56,360	$1,882	$132,472
Charge-offs	(850)	—	(25,951)	(802)	(27,603)
Recoveries	478	—	11,084	121	11,683
Net charge-offs	(372)	—	(14,867)	(681)	(15,920)
Provision (negative provision)	(503)	(1,148)	22,692	959	22,000
Balance, end of period	$45,146	$27,061	$64,185	$2,160	$138,552

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$248	$—	$9,082	$—	$9,330
Collectively evaluated	$44,898	$27,061	$55,103	$2,160	$129,222

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$29,808	$5,357	$75,455	$—	$110,620
Collectively evaluated	7,867,116	2,546,117	7,803,102	408,588	18,624,923
Ending balance	$7,896,924	$2,551,474	$7,878,557	$408,588	$18,735,543
The allowance for loan and lease losses increased by $44.9 million in the third quarter of 2020 to $346.0 million due primarily to a provision for loan and lease losses of $81.0 million driven by changes in the economic forecast, changes in modeling assumptions, and increased provisions for individually evaluated loans and leases.
We actively participated in the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act during the second quarter of 2020. As of September 30, 2020, PPP loans had an outstanding balance of approximately $1.2 billion. The loans have two-year terms, are fully guaranteed by the SBA, and do not carry an allowance. As of September 30, 2020, none of the PPP loans have been forgiven.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following date:

	September 30, 2020
	Real	Business
	Property	Assets	Total
	(In thousands)
Real estate mortgage	$45,504	$—	$45,504
Real estate construction and land	1,782	—	1,782
Commercial	—	28,136	28,136
Total	$47,286	$28,136	$75,422
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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	September 30, 2020
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$301,050	$80,571	$381,621
Charge-offs	(37,284)	—	(37,284)
Recoveries	1,200	—	1,200
Net charge-offs	(36,084)	—	(36,084)
Provision	81,000	16,000	97,000
Balance, end of period	$345,966	$96,571	$442,537

	Nine Months Ended
	September 30, 2020
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$138,785	$35,861	$174,646
Cumulative effect of change in accounting
principle - CECL	3,617	3,710	7,327
Balance, January 1, 2020	142,402	39,571	181,973
Charge-offs	(73,275)	—	(73,275)
Recoveries	4,839	—	4,839
Net charge-offs	(68,436)	—	(68,436)
Provision	272,000	57,000	329,000
Balance, end of period	$345,966	$96,571	$442,537

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  FORECLOSED ASSETS
The following table summarizes foreclosed assets, net of the valuation allowance, as of the dates indicated:

	September 30,	December 31,
Property Type	2020	2019
	(In thousands)
Commercial real estate	$12,594	$221
Construction and land development	219	219
Total other real estate owned, net	12,813	440
Other foreclosed assets	934	—
Total foreclosed assets, net	$13,747	$440
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2019	$440
Transfers to foreclosed assets from loans	14,370
Provision for losses	(267)
Reductions related to sales	(796)
Balance, September 30, 2020	$13,747
NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment. Our regular annual impairment assessment occurs in the fourth quarter. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds its fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the condensed consolidated statements of earnings (loss).
The unprecedented decline in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations in March 2020, including our stock price. These events indicated that goodwill may be impaired and resulted in us performing a goodwill impairment assessment. We applied the market approach using an average share price of the Company's stock and a control premium to determine the fair value of the reporting unit. As a result, we recorded a goodwill impairment charge of $1.47 billion in the first quarter of 2020 as the estimated fair value of equity was less than book value. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, or liquidity position.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2019	$2,548,670
Impairment - March 2020	(1,470,000)
Balance, September 30, 2020	$1,078,670

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
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$109,646	$119,497	$117,573	$119,497
Fully amortized portion	—	(1,924)	(7,927)	(1,924)
Balance, end of period	109,646	117,573	109,646	117,573
Accumulated Amortization:
Balance, beginning of period	(79,082)	(72,117)	(79,179)	(62,377)
Amortization	(3,751)	(4,833)	(11,581)	(14,573)
Fully amortized portion	—	1,924	7,927	1,924
Balance, end of period	(82,833)	(75,026)	(82,833)	(75,026)
Net CDI and CRI, end of period	$26,813	$42,547	$26,813	$42,547
NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	September 30,	December 31,
Other Assets	2020	2019
	(In thousands)
Cash surrender value of BOLI	$201,884	$199,029
LIHTC investments (1)	200,352	75,149
Operating lease ROU assets, net (2)	121,887	129,301
Interest receivable	86,540	81,479
Taxes receivable	42,243	31,591
Equity investments without readily determinable fair values	33,783	27,738
SBIC investments (3)	27,357	16,505
Prepaid expenses	23,972	17,099
Equity warrants (4)	4,742	3,434
Equity investments with readily determinable fair values	1,135	2,998
Deferred tax assets, net	1,080	—
Other receivables/assets	52,248	52,488
Total other assets	$797,223	$636,811
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
(3)    During the third quarter of 2020, the Company prospectively changed the accounting method for its SBIC investments from modified cost to NAV fair value.
(4)    For information regarding equity warrants, see Note 10. Derivatives.
.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings (loss). The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease expense:
Fixed costs	$8,950	$8,347	$26,027	$25,183
Variable costs	15	7	40	77
Short-term lease costs	117	126	312	849
Sublease income	(1,081)	(1,010)	(3,100)	(3,190)
Net lease expense	$8,001	$7,470	$23,279	$22,919
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,198	$24,674
ROU assets obtained in exchange for lease obligations:
Operating leases	$19,027	$172,189
The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$121,887	$129,301
Operating lease liabilities	$142,016	$145,354

Weighted average remaining lease term (in years)	5.9	6.1
Weighted average discount rate	2.61%	2.82%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the maturities of operating lease liabilities as of the date indicated:

September 30, 2020
(In thousands)
Period ending December 31,
2020	$8,729
2021	33,834
2022	28,190
2023	25,194
2024	17,989
2025 and thereafter	39,926
Total operating lease liabilities	153,862
Less: Imputed interest	(11,846)
Present value of operating lease liabilities	$142,016
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings (loss), according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings (loss). The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" in the three or nine months ended September 30, 2020 and 2019.
The following table presents the rental payments to be received on operating leases as of the date indicated:

September 30, 2020
(In thousands)
Period ending December 31,
2020	$8,573
2021	33,629
2022	31,080
2023	23,931
2024	19,486
2025 and thereafter	34,284
Total undiscounted cash flows	$150,983

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$10,000	—%	$1,318,000	1.66%
FHLB unsecured overnight advance	—	—%	141,000	1.56%
AFX short-term borrowings	50,000	0.06%	300,000	1.61%
Non-recourse debt	—	—%	8	7.50%
Total borrowings	$60,000	0.05%	$1,759,008	1.64%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of September 30, 2020 of $3.6 billion, collateralized by a blanket lien on $5.6 billion of qualifying loans. During the second quarter of 2020, the Company prepaid $750.0 million of FHLB term advances and incurred $6.6 million of prepayment penalties, which is included in "Other expense" on the condensed consolidated statements of earnings (loss). The FHLB term advances had a weighted average interest rate of 0.96% and the prepayment decision was made after the significant drop in market interest rates in March 2020 and the expectation of continued low interest rates for an extended time.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the dates indicated:

	September 30, 2020			December 31, 2019
			Maturity			Maturity
	Balance	Rate	Date	Balance	Rate	Date
	(Dollars in thousands)
Overnight advance	$—	—%	—	$1,318,000	1.66%	1/2/2020
Term advance	5,000	—%	11/6/2020	—	—%	—
Term advance	5,000	—%	5/6/2021	—	—%	—
Total FHLB secured advances	$10,000	—%		$1,318,000	1.66%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2020, the Bank had secured borrowing capacity of $1.6 billion collateralized by liens covering $2.1 billion of qualifying loans. As of September 30, 2020 and December 31, 2019, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $112.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which there were no balances outstanding at September 30, 2020. At December 31, 2019, the balance outstanding was $141.0 million.
Federal Funds Arrangements with Commercial Banks. As of September 30, 2020, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of September 30, 2020 and December 31, 2019, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2020, there was a $50.0 million balance outstanding. As of December 31, 2019, there were $300.0 million in overnight borrowings outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	September 30, 2020		December 31, 2019		Date	Maturity	Rate Index
Series	Balance	Rate	Balance	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.35%	$10,310	5.00%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	3.30%	10,310	4.94%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	3.20%	5,155	4.85%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	3.02%	61,856	4.69%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	1.94%	20,619	3.58%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	1.85%	16,495	3.49%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	1.80%	10,310	3.44%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	2.20%	82,475	3.85%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	2.22%	128,866	3.89%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	2.22%	51,545	3.89%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	2.22%	51,550	3.89%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (1)	30,211	1.60%	28,902	1.64%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.22%	16,470	3.89%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	2.22%	6,650	3.89%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	2.22%	39,177	3.89%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Gross subordinated debentures	541,999	2.30%	540,690	3.87%
Unamortized discount (2)	(78,717)		(82,481)
Net subordinated debentures	$463,282		$458,209
___________________
(1)    Denomination is in Euros with a value of €25.8 million.
(2)    Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
NOTE 10.  DERIVATIVES
The Company uses derivatives to manage exposure to market risk, primarily foreign currency risk and interest rate risk, and to assist customers with their risk management objectives. The Company uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities. As of September 30, 2020, all of our derivatives were held for risk management purposes and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These derivatives provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received on assets and liabilities denominated in foreign currencies as the result of changes to exchange rates. Our derivatives are carried at fair value and recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in "Noninterest income - other" in the condensed consolidated statements of earnings (loss). For the nine months ended September 30, 2020, changes in fair value recorded through noninterest income in the condensed consolidated statements of earnings (loss) were immaterial.
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
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	September 30, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$10,364	$81	$15,159	$71
Foreign exchange contracts	72,284	3,533	91,144	1,163
Interest rate and economic contracts	82,648	3,614	106,303	1,234
Equity warrant assets	25,729	4,742	26,079	3,434
Total	$108,377	$8,356	$132,382	$4,668

Derivative Liabilities:
Interest rate contracts	$10,364	$81	$15,159	$71
Foreign exchange contracts	72,284	—	91,144	684
Total	$82,648	$81	$106,303	$755
NOTE 11.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	September 30,	December 31,
	2020	2019
	(In thousands)
Loan commitments to extend credit	$7,178,506	$8,183,158
Standby letters of credit	353,820	355,503
Commitments to contribute capital to small business
investment companies and CRA-related loan pools	52,941	40,698
Commitments to contribute capital to low income housing
project partnerships (1)	—	88,515
Commitments to contribute capital to private equity funds	50	50
Total	$7,585,317	$8,667,924
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
In addition, we invest in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of September 30, 2020 and December 31, 2019, we had commitments to contribute capital to these entities totaling $52.9 million and $40.7 million. We also had commitments to contribute up to an additional $50,000 to private equity funds at September 30, 2020 and December 31, 2019.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to small business investment companies and CRA-related loan pools as of the date indicated:

September 30, 2020
(In thousands)
Period ending December 31,
2020	$26,824
2021	26,117
Total	$52,941
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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At September 30, 2020, the fair value of these investments was $27.4 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	September 30, 2020
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency commercial MBS	$1,204,315	$—	$1,204,315	$—
Municipal securities	1,203,030	—	1,203,030	—
Agency residential CMOs	1,165,872	—	1,165,872	—
Agency residential MBS	246,498	—	246,498	—
Asset-backed securities	234,103	—	203,881	30,222
Corporate debt securities	174,282	—	174,282	—
Collateralized loan obligations	135,333	—	135,333	—
Private label residential CMOs	121,162	—	116,111	5,051
SBA securities	42,684	—	42,684	—
U.S. Treasury securities	5,335	5,335	—	—
Total securities available-for-sale	$4,532,614	$5,335	$4,492,006	$35,273
Equity investments with readily determinable fair values	$1,135	$1,135	$—	$—
Derivatives (1):
Equity warrants	4,742	—	—	4,742
Interest rate and economic contracts	3,614	—	3,614	—
Derivative liabilities	81	—	81	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2019
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency commercial MBS	$1,108,224	$—	$1,108,224	$—
Agency residential CMOs	1,136,397	—	1,136,397	—
Municipal securities	735,159	—	735,159	—
Agency residential MBS	305,198	—	305,198	—
Asset-backed securities	214,783	—	198,348	16,435
Collateralized loan obligations	123,756	—	123,756	—
Private label residential CMOs	99,483	—	93,219	6,264
SBA securities	48,258	—	48,258	—
Corporate debt securities	20,748	—	20,748	—
U.S. Treasury securities	5,181	5,181	—	—
Total securities available-for-sale	$3,797,187	$5,181	$3,769,307	$22,699
Equity investments with readily determinable fair values	$2,998	$2,998	$—	$—
Derivatives (1):
Equity warrants	3,434	—	—	3,434
Interest rate and economic contracts	1,234	—	1,234	—
Derivative liabilities	755	—	755	—
____________________
(1)    For information regarding derivative instruments, see Note 10. Derivatives.
During the nine months ended September 30, 2020, there was an $8,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label residential CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	September 30, 2020
	Private Label Residential CMOs		Asset-Backed Securities
		Weighted	Input or	Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input (1)	of Inputs	Input (2)
Voluntary annual prepayment speeds	5.3% - 16.1%	10.7%	10.0% - 15.0%	12.1%
Annual default rates (3)	0.7% - 29.8%	3.1%	2.0%	2.0%
Loss severity rates (3)	1.9% - 165.2%	53.0%	60.0%	60.0%
Discount rates	2.1% - 7.9%	6.0%	3.0% - 5.2%	3.8%
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	September 30, 2020
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	23.7% - 224.4%	31.8%
Risk-free interest rate	0.1% - 0.3%	0.2%
Remaining life assumption (in years)	0.20 - 4.95	2.85
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label residential CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private Label	Asset-Backed	Equity
	Residential CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2019	$6,264	$16,435	$3,434
Total included in earnings	326	42	3,310
Total included in other comprehensive income	(447)	(389)	—
Purchases	—	20,100	—
Issuances	—	—	240
Sales	—	—	(2,234)
Net settlements	(1,092)	(5,966)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	—	(8)
Balance, September 30, 2020	$5,051	$30,222	$4,742

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$1,239	$(192)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	September 30, 2020
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases (1)	$63,865	$—	$3,031	$60,834
Total non-recurring	$63,865	$—	$3,031	$60,834
______________________
(1)    Includes nonaccrual loans and leases and performing TDRs with balances greater than $250,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurement as of
	December 31, 2019
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans and leases (1)	$28,706	$—	$1,083	$27,623
OREO	105	—	—	105
Total non-recurring	$28,811	$—	$1,083	$27,728
_____________________
(1)    Includes all nonaccrual loans and leases and performing TDRs.
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Nine Months Ended
Losses on Assets	September 30,		September 30,
Measured on a Non-Recurring Basis	2020	2019	2020	2019
	(In thousands)
Individually evaluated loans and leases (1)	$29,047	$8,339	$40,920	$10,091
OREO	157	54	267	54
Total losses	$29,204	$8,393	$41,187	$10,145
_____________________
(1)    For 2019, losses are based on impaired loans and leases.
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	September 30, 2020
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	$26,357	Discounted cash flows	Discount rates	3.75% - 10.46%	8.19%
Individually evaluated			Discount from
loans and leases (1)	26,889	Third party appraisal	appraisal	23.00%	23.00%
Individually evaluated
loans and leases	7,588	Third party appraisals	No discounts
Total non-recurring Level 3	$60,834
_____________________
(1)    Relates to one loan at September 30, 2020.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$187,176	$187,176	$187,176	$—	$—
Interest-earning deposits in financial institutions	2,766,020	2,766,020	2,766,020	—	—
Securities available-for-sale	4,532,614	4,532,614	5,335	4,492,006	35,273
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	18,680,234	19,040,922	—	3,031	19,037,891
Equity warrants	4,742	4,742	—	—	4,742
Interest rate and economic contracts	3,614	3,614	—	3,614	—
Equity investments with readily determinable fair values	1,135	1,135	1,135	—	—

Financial Liabilities:
Core deposits	21,117,629	21,117,629	—	21,117,629	—
Non-core non-maturity deposits	1,123,909	1,123,909	—	1,123,909	—
Time deposits	1,724,157	1,731,333	—	1,731,333	—
Borrowings	60,000	59,988	50,000	9,988	—
Subordinated debentures	463,282	445,978	—	445,978	—
Derivative liabilities	81	81	—	81	—

	December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$172,585	$172,585	$172,585	$—	$—
Interest-earning deposits in financial institutions	465,039	465,039	465,039	—	—
Securities available-for-sale	3,797,187	3,797,187	5,181	3,769,307	22,699
Investment in FHLB stock	40,924	40,924	—	40,924	—
Loans and leases held for investment, net	18,708,087	19,055,004	—	1,083	19,053,921
Equity warrants	3,434	3,434	—	—	3,434
Interest rate and economic contracts	1,234	1,234	—	1,234	—
Equity investments with readily determinable fair values	2,998	2,998	2,998	—	—

Financial Liabilities:
Core deposits	16,187,287	16,187,287	—	16,187,287	—
Non-core non-maturity deposits	496,407	496,407	—	496,407	—
Time deposits	2,549,342	2,549,260	—	2,549,260	—
Borrowings	1,759,008	1,759,008	1,759,000	8	—
Subordinated debentures	458,209	441,617	—	441,617	—
Derivative liabilities	755	755	—	755	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2020, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 13.  EARNINGS (LOSS) PER SHARE
The following table presents the computations of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$45,503	$110,026	$(1,354,404)	$350,755
Less: Earnings allocated to unvested restricted stock(1)	(578)	(1,369)	(1,603)	(3,725)
Net earnings (loss) allocated to common shares	$44,925	$108,657	$(1,356,007)	$347,030

Weighted-average basic shares and unvested restricted
stock outstanding	118,438	119,831	118,469	120,691
Less: Weighted-average unvested restricted stock
outstanding	(1,684)	(1,622)	(1,596)	(1,480)
Weighted-average basic shares outstanding	116,754	118,209	116,873	119,211

Basic earnings (loss) per share	$0.38	$0.92	$(11.60)	$2.91

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$44,925	$108,657	$(1,356,007)	$347,030

Weighted-average diluted shares outstanding	116,754	118,209	116,873	119,211

Diluted earnings (loss) per share	$0.38	$0.92	$(11.60)	$2.91
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

	Three Months Ended September 30,
	2020		2019
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$265,908	$—	$307,208	$—
Noninterest income:
Service charges on deposit accounts	2,570	2,570	3,525	3,525
Other commissions and fees	10,541	3,228	10,855	4,965
Leased equipment income	9,900	—	9,615	—
Gain on sale of loans	35	—	765	—
Gain on sale of securities	5,270	—	908	—
Other income	9,936	289	7,761	428
Total noninterest income	38,252	6,087	33,429	8,918
Total revenue	$304,160	$6,087	$340,637	$8,918
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Products and services transferred at a point in time	$3,189	$5,046
Products and services transferred over time	2,898	3,872
Total revenue from contracts with customers	$6,087	$8,918

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2020		2019
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$831,315	$—	$926,300	$—
Noninterest income:
Service charges on deposit accounts	7,232	7,232	11,026	11,026
Other commissions and fees	30,373	10,388	33,453	14,661
Leased equipment income	34,188	—	28,079	—
Gain on sale of loans	468	—	1,091	—
Gain on sale of securities	13,167	—	25,261	—
Other income	20,782	961	16,476	1,253
Total noninterest income	106,210	18,581	115,386	26,940
Total revenue	$937,525	$18,581	$1,041,686	$26,940
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Products and services transferred at a point in time	$10,152	$14,579
Products and services transferred over time	8,429	12,361
Total revenue from contracts with customers	$18,581	$26,940
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Receivables, which are included in "Other assets"	$1,207	$1,094
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$392	$490
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the nine months ended September 30, 2020 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $98,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, employees, and consultants. The 2017 Plan authorized grants of stock-based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of September 30, 2020, there were 1,670,705 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan remain outstanding, but are due to vest no later than February 2021.
Restricted Stock
Restricted stock amortization totaled $7.1 million and $7.3 million for the three months ended September 30, 2020 and 2019, and $19.2 million and $19.3 million for the nine months ended September 30, 2020 and 2019. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings (loss). The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of September 30, 2020 totaled $50.6 million.
Time-Based Restricted Stock Awards
At September 30, 2020, there were 1,706,690 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans. The TRSAs generally vest ratably over a service period of three to four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying award on the grant date and is recognized over the vesting period using the straight-line method.
Performance-Based Restricted Stock Units
At September 30, 2020, there were 315,008 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The shares underlying the PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16.  RECENTLY ISSUED ACCOUNTING STANDARDS

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"	This Update simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates an clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.
		January 1, 2021	The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)"	This Update clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.
		January 1, 2021	The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2020-04, "Reference Rate Reform (Topic 848)"	This Update provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other agreements affected by the anticipated transition away from LIBOR toward new interest reference rates. For agreements that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. This Update also provides numerous optional expedients for derivative accounting. An entity may elect to apply this Update for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We anticipate that ASU 2020-04 will simplify any modifications we execute between the selected start date (not yet determined) and December 31, 2022 that are directly related to LIBOR transition.
		March 12, 2020 through December 31, 2022	The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2020-08, "Codification Improvements to Subtopic 31-20, Receivables - Nonrefundable Fees and Other Costs"	This Update clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period, which impacts the amortization period for nonrefundable fees and other costs.
		January 1, 2021	The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.
NOTE 17.  SUBSEQUENT EVENTS
The Company has evaluated events that have occurred subsequent to September 30, 2020 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 71 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank also offers venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2020, accounted for 87.7% of net revenue (net interest income plus noninterest income).
At September 30, 2020, the Company had total assets of $28.4 billion, including $19.0 billion of total loans and leases, net of deferred fees, and $4.5 billion of securities available-for-sale, compared to $26.8 billion of total assets, including $18.8 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale at December 31, 2019. The $1.7 billion increase in total assets since year-end was due primarily to a $2.3 billion increase in interest-earning deposits in financial institutions and a $735.4 million increase in securities available-for-sale, offset partially by a $1.47 billion write-down of goodwill.

At September 30, 2020, the Company had total liabilities of $24.9 billion, including total deposits of $24.0 billion and borrowings of $60.0 million, compared to $21.8 billion of total liabilities, including $19.2 billion of total deposits and $1.8 billion of borrowings at December 31, 2019. The $3.1 billion increase in total liabilities since year-end was due mainly to increases of $4.9 billion in core deposits and $627.5 million in non-core non-maturity deposits, offset partially by decreases of $1.7 billion in borrowings, primarily FHLB advances, and $825.2 million in time deposits. The increase in core deposits was due primarily to PPP loan proceeds being deposited into customers' accounts and capital market activities by our venture banking clients, which saw deposits increase by $3.0 billion to $10.1 billion at September 30, 2020. At September 30, 2020, core deposits totaled $21.1 billion, or 88% of total deposits, including $9.3 billion of noninterest-bearing demand deposits, or 39% of total deposits.
At September 30, 2020, the Company had total stockholders' equity of $3.5 billion compared to $5.0 billion at December 31, 2019. The $1.5 billion decrease in stockholders' equity since year-end was due mainly to a $1.35 billion net loss, attributable primarily to a $1.47 billion goodwill impairment charge, $130.3 million of cash dividends paid, and $70.0 million of common stock repurchased under the Stock Repurchase Program, offset partially by a $76.8 million increase in accumulated other comprehensive income. Consolidated capital ratios remained strong and continued to increase with Tier 1 capital and total capital ratios of 10.45% and 13.74% at September 30, 2020.
Recent Events
COVID-19 Pandemic
The outbreak of the Coronavirus Disease ("COVID-19") pandemic has impacted our business and operations in several ways as outlined below. Our first and continuing priority remains the safety and health of our employees and customers as we navigate our way through the pandemic. In the first quarter, we activated our Business Continuity Team and Pandemic Plan under the direction of a special task force comprised of executive level management from various departments to work closely with the Business Continuity Team to help lead our people and our business through this period of uncertainty. The special task force has continued to meet multiple times per week since the onset of the pandemic.
Our Employees
We took several actions in March to move everyone possible to a remote working environment, which has continued to this day; however, as an essential business service, some of our employees are required to work at one of our critical offices or at one of our branch locations where we are practicing social distancing and other safety measures to the best of our ability. We have applied social distancing, wearing of face masks, remote working, additional cleaning, reminders of frequent handwashing, installation of plexi-glass barriers among other steps to ensure the health and safety of employees and customers. We suspended all employee business travel and canceled all hosted client events. We require anyone who has traveled personally to a foreign country or on a cruise, to self-quarantine for 14 days. Despite these restrictions, we have remained fully operational and able to meet the needs of our clients and the communities we serve. To recognize our employees who must work in our branches or critical locations, we paid a special bonus of up to $1,000 in the second quarter of 2020. We have begun to re-open some office locations if permitted under local government guidance, but any such re-openings generally remain limited to no more than a 50% capacity. Despite some re-openings, the vast majority of our non-branch employees continue to work remotely.
Our Clients and Branch Operations
Our primary branch operations are within California, which continues to work its way through the State's Resilience Roadmap from the initial "Stay-at-home" order issued on March 13, 2020 to the subsequent executive orders and phased-in guidance issued for re-openings. As a large state, the stages of re-opening vary by county and thus the impact to our operations varies by county. At the outset of the pandemic, we closed 19 branches along with the lobbies of 27 additional branches where drive-up tellers are available. On June 1st, we re-opened 17 of the 19 branches and decided to permanently close two branches in the third quarter. We continue to monitor the pandemic's impact on our branch operations and have alternative plans in place in the event we need to reduce branch hours, temporarily close branches in close proximity to each other, or stagger the hours of our employees, all in an effort to keep our employees and customers safe while meeting the needs of our customers.

Impact to Our Business
To date, from a business perspective, the impacts from the COVID-19 pandemic have been primarily related to our loan portfolio. We have experienced an increase in customers seeking loan modifications through payment deferrals and extension of terms. As of September 30, 2020, active loan payment deferral modifications represented approximately 3.3% of the loan portfolio, down from approximately 6.6% of the loan portfolio at June 30, 2020. Most of the modifications were for payment deferrals for three months, while some deferrals were up to six months. As of September 30, 2020, approximately 13% of the loans that were granted a payment deferral received a second modification. Of the remaining $625 million of loans on deferral as of September 30, 2020, 95% expire by December 31, 2020.We also granted maturity extensions totaling approximately $315 million primarily for three months, while some extensions were for one year. The table below presents the amount of active loan payment or deferral modifications by loan segment for the periods indicated:

				Deferrals as % of
			Total Loans	Total Loans
Loan and Lease Portfolio	Loan Deferrals Outstanding		and Leases	and Leases
Segment and Class	June 30, 2020	September 30, 2020	September 30, 2020	September 30, 2020
	(Dollars in thousands)
Real estate mortgage:
Commercial	$810,689	$430,682	$4,192,466	10.3%
Income producing and other residential	187,641	42,448	3,684,579	1.2%
Real estate construction and land:
Commercial	208,866	86,963	1,241,647	7.0%
Residential	329	—	2,182,100	—%
Commercial:
Asset-based	30,572	30,507	3,153,048	1.0%
Venture capital	12,497	2,849	1,637,132	0.2%
Other commercial	42,687	30,556	2,572,994	1.2%
Consumer	4,230	632	362,234	0.2%
Total	$1,297,511	$624,637	$19,026,200	3.3%

As % of total loans and leases	6.6%	3.3%
We actively participated in the Paycheck Protection Program ("PPP"), under the provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. As of September 30, 2020, PPP loans had an outstanding balance of approximately $1.2 billion. The loans have two-year terms with a 1% loan coupon rate and origination fees that varied from 1% to 5% depending on the size of the loan. These fees, which totaled approximately $36.4 million, are recognized over the two-year life of the loan with the fee recognition accelerated upon forgiveness or repayment of the loan. The PPP loans are fully guaranteed by the SBA and do not carry an allowance. Our participation in the PPP resulted in a corresponding increase in core deposits in the second quarter of 2020 due to PPP loan proceeds being deposited into customers' accounts.
As events unfolded in March, we immediately increased the enhanced monitoring of our loan and lease portfolio with particular emphasis on certain loan and lease portfolios that we expected to be most impacted by the COVID-19 pandemic, such as hotel, retail, commercial aviation, restaurant, and oil services loan and lease portfolios. The economic impacts caused by the COVID-19 pandemic precipitated loan and lease risk rating downgrades across these loan and lease portfolios, resulting in increases of $460.8 million in special mention loans and $98.7 million in classified loans during the nine months ended September 30, 2020.

Our exposure to these loan and lease portfolios, which includes equipment leased to others under operating leases, is as follows:

	September 30, 2020
					% of
		Special			Total Loans
Loan and Lease Portfolio	Classified	Mention	Pass	Total	and Leases
	(Dollars in thousands)
Hotel	$57,635	$281,044	$847,960	$1,186,639	6.2%
Retail CRE	27,678	497	417,311	445,486	2.3%
Commercial aviation	19,397	140,246	96,335	255,978	1.3%
Restaurant	8,379	8,920	131,497	148,796	0.8%
Oil services	12,883	5,438	74,305	92,626	0.5%
Total	$125,972	$436,145	$1,567,408	$2,129,525	11.2%
The deterioration in economic conditions caused by the COVID-19 pandemic has significantly impacted the economic forecasts and assumptions used in our estimation process for the allowance for credit losses under CECL. Although our provision for credit losses for the third quarter of 2020 decreased by $23.0 million from the second quarter of 2020 to $97.0 million, the provision for credit losses increased by $310.0 million to $329.0 million during the nine months ended September 30, 2020 when compared to the same period in 2019. Deterioration in the macro-economic variables used in economic forecasts used in the allowance for credit losses process has contributed to a higher provision for credit losses for the first nine months of the year. For further details on CECL and the impacts to our process in the third quarter, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein. .
During the first quarter of 2020, the economic impact of the COVID-19 pandemic also resulted in market volatility and a significant decline in stock market valuations, including our stock price. As a result, we performed an updated goodwill impairment assessment and recorded goodwill impairment of $1.47 billion in the first quarter, as the estimated fair value of equity was less than book value as of March 31, 2020. This is a non-cash charge and had no impact on our regulatory capital ratios, cash flows, or liquidity position. The goodwill impairment charge resulted in a net loss of $1.43 billion in the first quarter and although our net earnings excluding the goodwill impairment charge were $36.9 million, or $0.31 per diluted share, the results contributed to our decision to reduce our quarterly dividend from $0.60 per share to $0.25 per share beginning in the second quarter.
On March 23, 2020, we announced the temporary suspension of share repurchases under our stock repurchase program until June 30, 2020 and, subsequently announced on April 21, 2020, the indefinite suspension of any repurchases in light of the COVID-19 pandemic. We have not repurchased any shares since February 28, 2020.
Looking ahead, we expect the operating environment to remain challenging as the severity and duration of the pandemic remains uncertain. We expect to see some requests for further loan modifications as the initial modifications expire in the next few months, while the level of provisions for credit losses will continue to be impacted by the economic forecasts and overall credit performance of the loan portfolio.
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

The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Efficiency Ratio		2020	2020	2019	2020	2019
		(Dollars in thousands)
Noninterest expense		$133,402	$126,965	$126,809	$1,848,337	$378,523
Less:	Intangible asset amortization	3,751	3,882	4,833	11,581	14,573
	Foreclosed assets expense (income), net	335	(146)	8	255	(109)
	Goodwill impairment	—	—	—	1,470,000	—
	Acquisition, integration and reorganization costs	—	—	—	—	618
Noninterest expense used for efficiency ratio		$129,316	$123,229	$121,968	$366,501	$363,441

Net interest income (tax equivalent)		$253,632	$256,294	$255,974	$761,354	$773,716
Noninterest income		38,252	38,858	33,429	106,210	115,386
Net revenues		291,884	295,152	289,403	867,564	889,102
Less:	Gain on sale of securities	5,270	7,715	908	13,167	25,261
Net revenues used for efficiency ratio		$286,614	$287,437	$288,495	$854,397	$863,841

Efficiency ratio		45.1%	42.9%	42.3%	42.9%	42.1%
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment. Our regular annual impairment assessment occurs in the fourth quarter. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds its fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the condensed consolidated statements of earnings (loss).
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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Return on Average Tangible Equity		2020	2020	2019	2020	2019
		(Dollars in thousands)
Net earnings (loss)		$45,503	$33,204	$110,026	$(1,354,404)	$350,755
Add:	Intangible asset amortization	3,751	3,882	4,833	11,581	14,573
	Goodwill impairment	—	—	—	1,470,000	—
	Adjusted net earnings used for return
	on average tangible equity	$49,254	$37,086	$114,859	$127,177	$365,328

Average stockholders' equity		$3,497,869	$3,446,850	$4,890,746	$3,965,453	$4,842,140
Less:	Average intangible assets	1,107,548	1,111,302	2,593,925	1,594,231	2,598,806
Average tangible common equity		$2,390,321	$2,335,548	$2,296,821	$2,371,222	$2,243,334

Return on average equity (1)		5.18%	3.87%	8.93%	(45.62)%	9.68%
Return on average tangible equity (2)		8.20%	6.39%	19.84%	7.16%	21.77%
___________________________________
(1)     Annualized net earnings (loss) divided by average stockholders' equity.
(2)     Annualized adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	September 30,	December 31,
Tangible Book Value Per Share	2020	2019
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,486,231	$4,954,697
Less: Intangible assets	1,105,483	2,587,064
Tangible common equity	$2,380,748	$2,367,633

Total assets	$28,426,716	$26,770,806
Less: Intangible assets	1,105,483	2,587,064
Tangible assets	$27,321,233	$24,183,742

Equity to assets ratio	12.26%	18.51%
Tangible common equity ratio (1)	8.71%	9.79%
Book value per share	$29.42	$41.36
Tangible book value per share (2)	$20.09	$19.77
Shares outstanding	118,489,927	119,781,605
_______________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Tangible common equity divided by shares outstanding.

•PPNR and PPNR return on average assets: Given that the use of PPNR is prevalent among bank investors and analysts during periods of economic stress and elevated loan provisioning, we disclose it and the PPNR return on average assets, in addition to the related GAAP measures of net earnings and return on average assets. The reconciliations of these non-GAAP measurements to the GAAP measurements are presented in the following tables for the periods presented.

		Three Months Ended			Nine Months Ended
PPNR and PPNR Return		September 30,	June 30,	September 30,	September 30,
on Average Assets		2020	2020	2019	2020	2019
		(Dollars in thousands)
	Net earnings (loss)	$45,503	$33,204	$110,026	$(1,354,404)	$350,755
Add:	Provision for credit losses	97,000	120,000	7,000	329,000	19,000
	Goodwill impairment	—	—	—	1,470,000	—
	Income tax expense	13,671	12,968	41,830	38,627	135,118
	Pre-provision, pre-goodwill impairment
	pre-tax net revenue ("PPNR")	$156,174	$166,172	$158,856	$483,223	$504,873

	Average assets	$27,935,193	$26,621,227	$26,406,603	$27,221,102	$26,012,890

Return on average assets (1)		0.65%	0.50%	1.65%	(6.65)%	1.80%
PPNR return on average assets (2)		2.22%	2.51%	2.39%	2.37%	2.59%
___________________________________
(1)     Annualized net earnings (loss) divided by average assets.
(2)     Annualized PPNR divided by average assets.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$265,908	$274,075	$307,208	$831,315	$926,300
Interest expense	(14,584)	(19,796)	(54,972)	(75,965)	(158,290)
Net interest income	251,324	254,279	252,236	755,350	768,010
Provision for credit losses	(97,000)	(120,000)	(7,000)	(329,000)	(19,000)
Noninterest income	38,252	38,858	33,429	106,210	115,386
Operating expense	(133,402)	(126,965)	(126,809)	(378,337)	(378,523)
Goodwill impairment	—	—	—	(1,470,000)	—
Earnings (loss) before income taxes	59,174	46,172	151,856	(1,315,777)	485,873
Income tax expense	(13,671)	(12,968)	(41,830)	(38,627)	(135,118)
Net earnings (loss)	$45,503	$33,204	$110,026	$(1,354,404)	$350,755

Pre-provision, pre-goodwill impairment,
pre-tax net revenue ("PPNR") (2)	$156,174	$166,172	$158,856	$483,223	$504,873

Performance Measures:
Diluted earnings (loss) per share	$0.38	$0.28	$0.92	$(11.60)	$2.91
Return on average assets	0.65%	0.50%	1.65%	(6.65)%	1.80%
PPNR return on average assets (2)	2.22%	2.51%	2.39%	2.37%	2.59%
Return on average tangible equity (1)(2)	8.20%	6.39%	19.84%	7.16%	21.77%
Net interest margin (tax equivalent)	3.90%	4.20%	4.46%	4.13%	4.62%
Yield on average loans and leases (tax equivalent)	5.01%	5.01%	5.91%	5.18%	6.11%
Cost of average total deposits	0.17%	0.25%	0.83%	0.32%	0.79%
Efficiency ratio	45.1%	42.9%	42.3%	42.9%	42.1%
_____________________________
(1)    Calculation reduces average stockholder's equity by average intangible assets.
(2)    See "- Non-GAAP Measurements."
Third Quarter of 2020 Compared to Second Quarter of 2020
Net earnings for the third quarter of 2020 were $45.5 million, or $0.38 per diluted share, compared to net earnings for the second quarter of 2020 of $33.2 million, or $0.28 per diluted share. The $12.3 million increase in net earnings from the prior quarter was due primarily to a lower provision for credit losses of $23.0 million, offset partially by lower net interest income of $3.0 million and higher noninterest expense of $6.4 million. The decrease in the provision for credit losses reflected improvement in certain key macro-economic forecast variables (unemployment and real GDP growth), offset partially by deterioration in other key macro-economic variables, including CRE price index and BBB spreads, and increased provisions for individually evaluated loans and leases. Net interest income decreased due mainly to a lower balance of average loans and leases, offset partially by a lower cost of average interest-bearing liabilities. Noninterest expense increased due mainly to an increase of $13.2 million in compensation expense, offset partially by decreases of $5.4 million in insurance and assessments expense and $2.4 million in other expense.

Third Quarter of 2020 Compared to Third Quarter of 2019
Net earnings for the third quarter of 2020 were $45.5 million, or $0.38 per diluted share, compared to net earnings for the third quarter of 2019 of $110.0 million, or $0.92 per diluted share. The $64.5 million decrease in net earnings from the year-ago quarter was due primarily to a higher provision for credit losses of $90.0 million and higher noninterest expense of $6.6 million, offset partially by higher noninterest income of $4.8 million and lower income tax expense of $28.2 million. The increase in the provision for credit losses for the third quarter of 2020 from the year-ago quarter was the result of the impact of the current economic forecast used in our CECL process, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and GDP growth as a result of COVID-19. Noninterest expense increased due mostly to increases of $3.7 million in compensation expense, $1.2 million in customer related expense, and $1.1 million in other expense. Noninterest income increased due principally to increases of $6.9 million in dividends and gains on equity investments and $4.4 million in gain on sale of securities, offset partially by a $3.4 million decrease in warrant income. The decrease in income tax expense is mostly due to lower pre-tax earnings in the third quarter of 2020 compared to the year-ago quarter.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net loss for the nine months ended September 30, 2020 was $1.35 billion, or a loss of $11.60 per diluted share, compared to net earnings for the nine months ended September 30, 2019 of $350.8 million, or $2.91 per diluted share. The $1.71 billion decrease in net earnings from the year-ago period was due primarily to a $1.47 billion goodwill impairment charge in the first quarter of 2020, a higher provision for credit losses of $310.0 million, lower noninterest income of $9.2 million, and lower net interest income of $12.7 million, offset partially by lower income tax expense of $96.5 million. The increase in the provision for credit losses for the nine months ended September 30, 2020 was the result of the impact of the current economic forecast used in our CECL process, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and GDP growth as a result of COVID-19. The decrease in noninterest income for the first nine months of 2020 compared to the same period a year ago was due primarily to a $12.1 million decrease in the gain on sale of securities. Net interest income decreased due mainly to lower yields on average loans and leases and securities as a result of lower market rates, offset partially by a lower cost of average interest-bearing liabilities and a higher balance of average loans and leases.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$19,195,737	$241,547	5.01%	$19,951,603	$248,474	5.01%	$18,539,281	$276,309	5.91%
Investment securities (2)(4)	4,107,915	26,015	2.52%	3,846,459	27,430	2.87%	3,809,243	32,213	3.36%
Deposits in financial institutions	2,554,349	654	0.10%	733,142	186	0.10%	445,152	2,424	2.16%
Total interest‑earning assets (2)	25,858,001	268,216	4.13%	24,531,204	276,090	4.53%	22,793,676	310,946	5.41%
Other assets	2,077,192			2,090,023			3,612,927
Total assets	$27,935,193			$26,621,227			$26,406,603

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$4,904,614	2,019	0.16%	$4,001,750	1,573	0.16%	$3,598,698	11,942	1.32%
Money market	7,170,842	3,081	0.17%	6,114,354	2,856	0.19%	5,121,856	14,807	1.15%
Savings	565,395	35	0.02%	524,335	33	0.03%	515,649	218	0.17%
Time	1,876,072	4,752	1.01%	2,475,858	8,613	1.40%	2,795,573	13,736	1.95%
Total interest‑bearing deposits	14,516,923	9,887	0.27%	13,116,297	13,075	0.40%	12,031,776	40,703	1.34%
Borrowings	181,315	27	0.06%	871,110	1,319	0.61%	1,181,313	6,852	2.30%
Subordinated debentures	462,375	4,670	4.02%	459,466	5,402	4.73%	456,011	7,417	6.45%
Total interest‑bearing liabilities	15,160,613	14,584	0.38%	14,446,873	19,796	0.55%	13,669,100	54,972	1.60%
Noninterest‑bearing demand deposits	8,812,391			8,292,151			7,487,555
Other liabilities	464,320			435,353			359,202
Total liabilities	24,437,324			23,174,377			21,515,857
Stockholders’ equity	3,497,869			3,446,850			4,890,746
Total liabilities and
stockholders' equity	$27,935,193			$26,621,227			$26,406,603
Net interest income (2)		$253,632			$256,294			$255,974
Net interest rate spread (2)			3.75%			3.98%			3.81%
Net interest margin (2)			3.90%			4.20%			4.46%

Total deposits (5)	$23,329,314	$9,887	0.17%	$21,408,448	$13,075	0.25%	$19,519,331	$40,703	0.83%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes discount accretion on acquired loans of $2.0 million, $2.5 million, and $2.6 million for the three months ended September 30, 2020, June 30, 2020, and September 30, 2019, respectively.
(4)    Includes tax-equivalent adjustments of $1.6 million, $1.4 million, and $3.4 million for the three months ended September 30, 2020, June 30, 2020, and September 30, 2019, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.
(5)    Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

	Nine Months Ended
	September 30, 2020			September 30, 2019
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$19,403,365	$752,785	5.18%	$18,282,807	$835,335	6.11%
Investment securities (2)(4)	3,936,492	82,086	2.79%	3,855,486	92,248	3.20%
Deposits in financial institutions	1,279,628	2,448	0.26%	263,155	4,423	2.25%
Total interest-earning assets (2)	24,619,485	837,319	4.54%	22,401,448	932,006	5.56%
Other assets	2,601,617			3,611,442
Total assets	$27,221,102			$26,012,890

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$4,127,239	10,727	0.35%	$3,296,533	31,907	1.29%
Money market	6,181,312	15,953	0.34%	5,147,060	44,319	1.15%
Savings	529,362	228	0.06%	531,306	687	0.17%
Time	2,343,645	24,301	1.39%	2,606,417	36,745	1.88%
Total interest-bearing deposits	13,181,558	51,209	0.52%	11,581,316	113,658	1.31%
Borrowings	1,023,307	8,124	1.06%	1,180,482	21,772	2.47%
Subordinated debentures	460,088	16,632	4.83%	455,045	22,860	6.72%
Total interest-bearing liabilities	14,664,953	75,965	0.69%	13,216,843	158,290	1.60%
Noninterest-bearing demand deposits	8,157,169			7,603,993
Other liabilities	433,527			349,914
Total liabilities	23,255,649			21,170,750
Stockholders’ equity	3,965,453			4,842,140
Total liabilities and
stockholders' equity	$27,221,102			$26,012,890
Net interest income (2)		$761,354			$773,716
Net interest rate spread (2)			3.85%			3.96%
Net interest margin (2)			4.13%			4.62%

Total deposits (5)	$21,338,727	$51,209	0.32%	$19,185,309	$113,658	0.79%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes discount accretion on acquired loans of $9.3 million and $9.1 million for the nine months ended September 30, 2020 and 2019, respectively.
(4)    Includes tax-equivalent adjustments of $4.2 million and $4.8 million for the nine months ended September 30, 2020 and 2019, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.
(5)    Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

Third Quarter of 2020 Compared to Second Quarter of 2020
Net interest income decreased by $3.0 million to $251.3 million for the third quarter of 2020 compared to $254.3 million for the second quarter of 2020 due mainly to a lower balance of average loans and leases, offset partially by a lower cost of average interest-bearing liabilities. The tax-equivalent yield on average loans and leases was 5.01% for both the third quarter and second quarter of 2020.
The tax equivalent NIM was 3.90% for the third quarter of 2020 compared to 4.20% for the second quarter of 2020. The decrease in the tax equivalent NIM was due mostly to the change in the earning asset mix. Average loans and leases decreased by $756 million, while the average balance of deposits in financial institutions increased by $1.8 billion in the third quarter of 2020. This excess liquidity had a negative impact on the third quarter tax equivalent NIM of 32 basis points, while the PPP loans, which have a coupon rate of 1%, had a negative impact of seven basis points.
The cost of average total deposits decreased to 0.17% for the third quarter of 2020 from 0.25% for the second quarter of 2020. The lower cost of average total deposits was due primarily to the repricing of maturing time deposits. The cost of deposits was 0.13% at September 30, 2020.
Third Quarter of 2020 Compared to Third Quarter of 2019
Net interest income decreased by $0.9 million to $251.3 million for the third quarter of 2020 compared to $252.2 million for the third quarter of 2019 due mainly to a lower yield on average loans and leases, offset partially by a lower cost of average interest-bearing liabilities and a higher balance of average loans and leases. The tax equivalent yield on average loans and leases was 5.01% for the third quarter of 2020 compared to 5.91% for the same quarter of 2019. The decrease in the yield on average loans and leases was due mainly to lower loan coupon interest from the repricing of variable-rate loans in conjunction with decreased market rates and a lower rate on loan production from the impact of the PPP loans.
The tax equivalent NIM was 3.90% for the third quarter of 2020 compared to 4.46% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to the decrease in the yield on average loans and leases as described above, offset partially by lower deposit and borrowing costs. Total discount accretion on acquired loans contributed three basis points to the NIM for the third quarter of 2020 compared to four basis points for the third quarter of 2019.
The cost of average total deposits decreased to 0.17% for the third quarter of 2020 from 0.83% for the third quarter of 2019 due mainly to lower rates paid on deposits in conjunction with decreased market rates.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net interest income decreased by $12.7 million to $755.4 million for the nine months ended September 30, 2020 compared to $768.0 million for the nine months ended September 30, 2019 due mainly to a lower yield on average loans and leases and higher balances of average interest-bearing deposits and borrowings, offset partially by a lower cost of average interest-bearing liabilities and a higher balance of average loans and leases. The tax equivalent yield on average loans and leases was 5.18% for the nine months ended September 30, 2020 compared to 6.11% for the same period in 2019. The decrease in the yield on average loans and leases was due mainly to lower loan coupon interest from the repricing of variable-rate loans in conjunction with decreased market rates and a lower rate on loan production from the impact of the PPP loans. Excluding the PPP loans, which have a coupon rate of 1%, the tax equivalent yield on average loans and leases was 5.28% in the 2020 period.
The tax equivalent NIM was 4.13% for the nine months ended September 30, 2020 compared to 4.62% for the same period last year. The decrease in the tax equivalent NIM was due mostly to the decrease in the yield on average loans and leases as described above, offset partially by lower deposit and borrowing costs. Excluding the PPP loans, the tax equivalent NIM was 4.17% for the nine months ended September 30, 2020.
The cost of average total deposits decreased to 0.32% for the nine months ended September 30, 2020 from 0.79% for the nine months ended September 30, 2019 due mainly to lower rates paid on deposits resulting from decreased market rates.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$81,000	$93,000	$8,000	$272,000	$22,000
Addition to (reduction in) reserve for unfunded
loan commitments	16,000	27,000	(1,000)	57,000	(3,000)
Total provision for credit losses	$97,000	$120,000	$7,000	$329,000	$19,000

Credit Quality Metrics:
Net charge-offs on loans and leases held for
investment (1)	$36,084	$13,242	$4,485	$68,436	$15,920
Annualized net charge-offs to average loans and leases	0.75%	0.27%	0.10%	0.47%	0.12%
At quarter-end:
Allowance for credit losses	$442,537	$381,621	$172,413
Allowance for credit losses to loans and leases
held for investment	2.33%	1.94%	0.92%
Allowance for credit losses to nonaccrual
loans and leases held for investment	516.9%	229.7%	174.0%

Nonaccrual loans and leases held for investment	$85,615	$166,113	$99,113
Performing TDRs held for investment	$13,679	$15,037	$16,329
Classified loans and leases held for investment	$274,572	$293,230	$188,607
______________________
(1)    See "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the periods presented.
Provisions for credit losses are charged to earnings for both the allowance for loan and lease losses and the reserve for unfunded loan commitments (collectively, the allowance for credit losses). The provision for credit losses on our loans and leases held for investment is based on our allowance methodology and is an expense that, in our judgment, is required to maintain an adequate allowance for credit losses. For further details on our allowance for credit losses methodology, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
The provision for credit losses decreased by $23.0 million to $97.0 million for the third quarter of 2020 compared to $120.0 million for the second quarter of 2020 as a result of improvement in certain key macro-economic forecast variables (unemployment and real GDP growth), offset partially by deterioration in other key macro-economic variables, including CRE price index and BBB spreads, and increased provisions for individually evaluated loans and leases.
The provision for credit losses increased by $90.0 million to $97.0 million for the third quarter of 2020 compared to $7.0 million for the third quarter of 2019 as a result of the impact of the current economic forecast used in our CECL process, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and GDP growth as a result of COVID-19.
The provision for credit losses increased by $310.0 million to $329.0 million for the nine months ended September 30, 2020 compared to $19.0 million for the nine months ended September 30, 2019 as a result of the impact of the current economic forecast used in our CECL process, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and GDP growth as a result of COVID-19.

Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances include deterioration in economic conditions and forecasts, an increased amount of classified and/or criticized loans and leases, and net loan and lease and unfunded commitment growth. Deterioration in economic conditions and forecasts include the rate of economic growth, the unemployment rate, the rate of inflation, changes in the general level of interest rates, changes in real estate values, and adverse conditions in borrowers’ businesses. See further discussion in “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Noninterest Income	2020	2020	2019	2020	2019
	(In thousands)
Leased equipment income	$9,900	$12,037	$9,615	$34,188	$28,079
Other commissions and fees	10,541	10,111	10,855	30,373	33,453
Service charges on deposit accounts	2,570	2,004	3,525	7,232	11,026
Gain on sale of loans and leases	35	346	765	468	1,091
Gain on sale of securities	5,270	7,715	908	13,167	25,261
Other income:
Dividends and gains (losses) on equity investments	6,945	2,947	14	9,920	227
Warrant income	500	1,973	3,936	3,310	7,429
Other	2,491	1,725	3,811	7,552	8,820
Total noninterest income	$38,252	$38,858	$33,429	$106,210	$115,386
Third Quarter of 2020 Compared to Second Quarter of 2020
Noninterest income decreased by $0.6 million to $38.3 million for the third quarter of 2020 compared to $38.9 million for the second quarter of 2020 due mainly to decreases of $2.4 million in gain on sale of securities, $2.1 million in leased equipment income, and $1.5 million in warrant income, offset partially by a $4.0 million increase in dividends and gains on equity investments. The decrease in gain on sale of securities resulted from the sale of $17.0 million of securities for a gain of $5.3 million in the third quarter compared to sales of $122.3 million of securities for a gain of $7.7 million in the second quarter. Leased equipment income decreased due mainly to lower gains from early lease terminations and lower rental income attributable to operating leases placed on nonaccrual status in the third quarter. Warrant income decreased due principally to lower gains from exercised warrants. The increase in dividends and gains on equity investments resulted primarily from net fair value gains of $5.9 million recorded in the third quarter of 2020 on equity investments still held.
Third Quarter of 2020 Compared to Third Quarter of 2019
Noninterest income increased by $4.8 million to $38.3 million for the third quarter of 2020 compared to $33.4 million for the third quarter of 2019 due mainly to increases of $6.9 million in dividends and gains on equity investments and $4.4 million in gain on sale of securities, offset partially by a decrease of $3.4 million in warrant income. The increase in dividends and gains on equity investments resulted primarily from net fair value gains of $5.9 million on equity investments still held recorded in the third quarter of 2020. The increase in gain on sale of securities resulted from the sale of $17.0 million of securities for a gain of $5.3 million in the third quarter of 2020 compared to sales of $143.4 million of securities for a gain of $0.9 million in the third quarter of 2019. Warrant income decreased due principally to lower gains from exercised warrants.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Noninterest income decreased by $9.2 million to $106.2 million for the nine months ended September 30, 2020 compared to $115.4 million for the nine months ended September 30, 2019 due mainly to decreases of $12.1 million in gain on sale of securities, $4.1 million in warrant income, $3.8 million in service charges on deposit accounts, and $3.1 million in other commissions and fees, offset partially by increases of $9.7 million in dividends and gains on equity investments and $6.1 million in leased equipment income. The decrease in gain on sale of securities resulted from the sale of $154.1 million of securities for a gain of $13.2 million for the nine months ended September 30, 2020 compared to sales of $1.5 billion of securities for a gain of $25.3 million for the nine months ended September 30, 2019. Warrant income decreased due principally to lower gains from exercised warrants. Service charges on deposit accounts decreased due primarily to lower analysis fees and NSF fees for the nine months ended September 30, 2020 as compared to the same period last year as we waived certain fees for a period of time as part of our response to the COVID-19 pandemic. Other commissions and fees decreased primarily due to lower foreign exchange fees and lower credit card fee income, offset partially by higher customer success fees. Dividends and gains on equity investments increased due primarily to increases in the fair value of equity investments still held and higher gains on sale of equity investments sold. Leased equipment income increased due to early lease terminations resulting in higher termination gains in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 and a higher average balance of leases in 2020 resulting in higher lease income as compared to the 2019 period, offset partially by lower rental income attributable to operating leases placed on nonaccrual status in 2020.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Noninterest Expense	2020	2020	2019	2020	2019
	(In thousands)
Compensation	$75,131	$61,910	$71,424	$198,323	$211,225
Occupancy	14,771	14,494	14,089	43,472	42,866
Leased equipment depreciation	7,057	7,102	5,951	21,364	17,160
Data processing	6,505	7,102	7,044	20,061	20,786
Other professional services	4,713	4,146	4,400	13,117	13,542
Insurance and assessments	3,939	9,373	4,100	17,561	12,236
Intangible asset amortization	3,751	3,882	4,833	11,581	14,573
Customer related expense	4,762	4,408	3,539	13,102	9,887
Loan expense	3,499	3,379	3,628	9,528	9,964
Foreclosed assets expense (income), net	335	(146)	8	255	(109)
Acquisition, integration and reorganization costs	—	—	—	—	618
Other	8,939	11,315	7,793	29,973	25,775
Total operating expense	133,402	126,965	126,809	378,337	378,523
Goodwill impairment	—	—	—	1,470,000	—
Total noninterest expense	$133,402	$126,965	$126,809	$1,848,337	$378,523

Third Quarter of 2020 Compared to Second Quarter of 2020
Noninterest expense increased by $6.4 million to $133.4 million for the third quarter of 2020 compared to $127.0 million for the second quarter of 2020 attributable primarily to a $13.2 million increase in compensation expense, offset partially by decreases of $5.4 million in insurance and assessments expense and $2.4 million in other expense. Compensation expense increased due mainly to higher bonus accruals of $12.4 million and stock compensation expense of $1.4 million. Projections for accruals for discretionary bonuses were reduced in the first quarter with the onset of the pandemic and continued at the lower accrual rate in the second quarter, before being increased in the third quarter causing an incremental increase in the third quarter based on the updated bonus projections. The updated annual bonus projections remain below normal historical levels and are subject to change. Insurance and assessments expense decreased due mostly to a decline in FDIC assessment expense, which was attributable primarily to increases in liquidity and uninsured deposits during the last two quarters. The decrease in other expense was due primarily to $6.6 million in prepayment penalties incurred in the second quarter from the early payoff of $750 million of FHLB term advances, offset partially by higher legal accruals in the third quarter.
Third Quarter of 2020 Compared to Third Quarter of 2019
Noninterest expense increased by $6.6 million to $133.4 million for the third quarter of 2020 compared to $126.8 million for the third quarter of 2019 due mainly to increases of $3.7 million in compensation expense, $1.2 million in customer related expense, and $1.1 million in other expense. Compensation expense increased due mostly to higher bonus expense reflecting the incremental increase to the annual bonus projection discussed above and higher vacation accrual expense. Customer related expense increased due primarily to higher customer analysis expenses. Other expense increased due mainly to higher legal accruals, offset partially by lower business development expenses as a result of COVID-19.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Noninterest expense increased by $1.47 billion to $1.85 billion for the nine months ended September 30, 2020 compared to $378.5 million for the nine months ended September 30, 2019 due mainly to a $1.47 billion goodwill impairment charge. Excluding the goodwill impairment charge, noninterest expense decreased by $0.2 million to $378.3 million. This decrease was due mainly to decreases of $12.9 million in compensation expense and $3.0 million in intangible asset amortization, offset partially by increases of $5.3 million in insurance and assessments, $4.2 million in leased equipment depreciation, and $4.2 million in other expense. Compensation expense decreased due mainly to lower bonus expense in the 2020 period compared to the prior year. Intangible asset amortization decreased due mostly to lower CDI amortization related to a financial institution acquired in 2017. Insurance and assessments expense increased due primarily to an increase in our FDIC assessment rate as a result of the first quarter 2020 loss from the goodwill impairment charge. Leased equipment depreciation increased due principally to a higher average balance of leased equipment. Other expense increased due mainly to $6.6 million in prepayment penalties incurred in the second quarter from the early payoff of $750 million of FHLB term advances and higher legal accruals, offset partially by lower business development expenses and employee related expenses as a result of COVID-19.
Income Taxes
The effective tax rate for the third quarter of 2020 was 23.1% compared to 28.1% for the second quarter of 2020 and 27.5% for the third quarter of 2019. The lower effective tax rate in the third quarter of 2020 was due mainly to the tax effects of restricted stock vestings in the second quarter that elevated the second quarter effective tax rate. The effective tax rate for the nine months ended September 30, 2020 was (2.9)% compared to 27.8% for the nine months ended September 30, 2019. Excluding non-deductible goodwill impairment, the effective income tax rate was 25.0% for the nine months ended September 30, 2020. The Company’s blended statutory tax rate for federal and state is 27.9% and the effective tax rate for the full year 2020, excluding non-deductible goodwill impairment, is estimated to be in the range of 25-27%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	September 30, 2020			June 30, 2020			December 31, 2019
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency commercial MBS	$1,204,315	27%	2.6	$1,133,086	29%	2.8	$1,108,224	29%	4.4
Municipal securities	1,203,030	27%	7.7	888,338	23%	7.2	735,159	19%	7.6
Agency residential CMOs	1,165,872	26%	2.8	1,049,742	27%	2.9	1,136,397	30%	3.7
Agency residential MBS	246,498	5%	1.8	248,934	6%	2.5	305,198	8%	3.3
Asset-backed securities	234,103	5%	0.7	227,206	6%	0.6	214,783	6%	1.1
Corporate debt securities	174,282	4%	3.7	20,458	1%	9.9	20,748	1%	11.3
Collateralized loan obligations	135,333	3%	—	136,663	4%	(0.1)	123,756	3%	0.2
Private label residential CMOs	121,162	2%	2.5	96,775	3%	2.3	99,483	3%	3.2
SBA securities	42,684	1%	3.0	44,576	1%	3.0	48,258	1%	4.0
U.S. Treasury securities	5,335	—%	1.4	5,363	—%	1.6	5,181	—%	3.2
Total securities available-
for-sale	$4,532,614	100%	3.8	$3,851,141	100%	3.6	$3,797,187	100%	4.4
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	September 30, 2020
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$376,174	31%
Texas	176,618	15%
Washington	168,705	14%
Georgia	67,524	6%
Oregon	52,616	4%
New York	52,325	4%
Utah	41,282	3%
Maryland	29,052	3%
Florida	24,468	2%
Illinois	23,469	2%
Total of ten largest states	1,012,233	84%
All other states	190,797	16%
Total municipal securities	$1,203,030	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	September 30, 2020		June 30, 2020		December 31, 2019
		% of		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$202,570	1%	$237,287	1%	$334,070	2%
Hotel	648,523	4%	648,081	4%	625,798	3%
SBA program	600,668	3%	573,149	3%	556,889	3%
Other commercial real estate	2,740,705	14%	2,763,558	14%	2,685,930	14%
Total commercial real estate mortgage	4,192,466	22%	4,222,075	22%	4,202,687	22%
Income producing and other residential	3,592,905	19%	3,638,835	19%	3,665,790	19%
Other residential real estate	91,674	—%	94,824	—%	104,270	1%
Total income producing and other
residential real estate mortgage	3,684,579	19%	3,733,659	19%	3,770,060	20%
Total real estate mortgage	7,877,045	41%	7,955,734	41%	7,972,747	42%
Real estate construction and land:
Commercial	1,241,647	7%	1,167,609	6%	1,082,368	6%
Residential	2,182,100	11%	2,172,919	11%	1,655,434	9%
Total real estate construction and land (1)	3,423,747	18%	3,340,528	17%	2,737,802	15%
Total real estate	11,300,792	59%	11,296,262	58%	10,710,549	57%
Commercial:
Lender finance	1,819,169	10%	1,979,392	10%	2,118,767	11%
Equipment finance	692,089	4%	786,388	4%	852,278	5%
Premium finance	k	#VALUE!	420,479	2%	467,469	2%
Other asset-based	219,804	#VALUE!	226,172	1%	309,893	2%
Total asset-based	3,153,048	17%	3,412,431	17%	3,748,407	20%
Equity fund loans	745,596	4%	739,761	4%	1,199,268	6%
Venture lending	891,536	5%	1,074,580	5%	980,154	6%
Total venture capital	1,637,132	9%	1,814,341	9%	2,179,422	12%
Paycheck Protection Program	1,212,477	6%	1,211,163	6%	—	—%
Secured business loans	411,559	2%	501,680	3%	583,300	3%
Security monitoring	411,271	2%	498,895	2%	619,260	3%
Other lending	507,105	3%	511,655	3%	527,049	3%
Cash flow	30,582	—%	36,885	—%	38,058	—%
Total other commercial	2,572,994	13%	2,760,278	14%	1,767,667	9%
Total commercial	7,363,174	39%	7,987,050	40%	7,695,496	41%
Consumer	362,234	2%	411,319	2%	440,827	2%
Total loans and leases held for investment,
net of deferred fees	$19,026,200	100%	$19,694,631	100%	$18,846,872	100%

________________________________
(1)    Includes land and acquisition and development loans of $154.1 million at September 30, 2020, $145.5 million at June 30, 2020, and $173.4 million at December 31, 2019.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	September 30, 2020		December 31, 2019
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$6,783,946	60%	$6,510,094	61%
New York	719,294	7%	711,301	7%
Florida	679,130	6%	598,561	5%
Washington	386,659	3%	324,588	3%
Colorado	354,968	3%	126,370	1%
Texas	282,806	3%	260,513	2%
Oregon	270,765	2%	288,764	3%
Arizona	193,400	2%	162,317	1%
Nevada	167,943	1%	88,650	1%
District of Columbia	154,242	1%	166,641	2%
Total of 10 largest states	9,993,153	88%	9,237,799	86%
All other states	1,307,639	12%	1,472,750	14%
Total real estate loans held for investment, net of deferred fees	$11,300,792	100%	$10,710,549	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

	Three Months Ended	Nine Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	September 30, 2020	September 30, 2020
	(Dollars in thousands)
Balance, beginning of period	$19,694,631	$18,846,872
Additions:
Production (2)	519,671	3,112,373
Disbursements	1,008,336	3,805,874
Total production and disbursements	1,528,007	6,918,247
Reductions:
Payoffs	(982,889)	(2,408,433)
Paydowns	(1,160,692)	(4,236,773)
Total payoffs and paydowns	(2,143,581)	(6,645,206)
Sales	(2,979)	(6,068)
Transfers to foreclosed assets	(12,594)	(14,370)
Charge-offs	(37,284)	(73,275)
Total reductions	(2,196,438)	(6,738,919)
Net (decrease) increase	(668,431)	179,328
Balance, end of period	$19,026,200	$19,026,200

Weighted average rate on production (3)	4.95%	3.27%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    Production for the nine months ended September 30, 2020 includes $1.2 billion of PPP loans originated in the second quarter.
(3)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 26 and 23 basis points to loan yields for the three and nine months ended September 30, 2020. Excluding PPP loans, which were at a 1% rate, the weighted average rate on production for the nine months ended September 30, 2020 was 4.81%.

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
Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. Thus, the CECL methodology incorporates a broad range of information in developing credit loss estimates. For further information regarding the calculation of the allowance for credit losses on loans and leases held for investment using the CECL methodology effective January 1, 2020, see Note 1. Organization - Significant Accounting Policies and Accounting Standards Adopted in 2020 of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
In calculating our allowance for credit losses in the third quarter of 2020, we continued to consider the impacts of the COVID-19 pandemic on our estimation of expected credit losses given the changes in economic forecasts and assumptions along with the uncertainty related to the severity and duration of the economic consequences of the COVID-19 pandemic. Our methodology and framework along with the 4-quarter reasonable and supportable forecast period and 2-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2020. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis. In the second quarter of 2020, we updated our estimated prepayment rates and expected future utilization rates for the reserve for unfunded commitments, while during the third quarter of 2020, we updated our PD econometric regression models.
In the second and third quarters of 2020, we used the Moody’s Consensus Scenario Forecast dated June 11, 2020 and September 11, 2020, respectively, for our quantitative component, unlike the first quarter when we used the Moody’s Baseline Forecast dated March 27, 2020, as the Consensus Scenario Forecast at that time was considered stale due to the fact it was dated March 12, 2020 and did not reflect the pandemic and rapidly changing environment. For the first and second quarters of 2020, we made additional adjustments to the quantitative calculation due to regression model limitations caused by the sudden and unprecedented changes in macroeconomic variables and for imprecision inherent in the economic forecasts. In the third quarter of 2020, as part of the planned annual update of the PD regression models, we recalibrated the models in consideration of known model limitations to improve performance when applying highly volatile economic forecasts. The recalibration of models included expanding the number of macroeconomic variables and the variable transformations used to correlate to historical credit performance. As a result of the updated PD regression models, adjustments that were made to the quantitative calculation in the first and second quarters were not necessary in the third quarter.
The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions on certain assumptions. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.

The determination of the allowance for credit losses is complex and highly dependent on numerous models, assumptions, and judgments made by management. Management's current expectation for credit losses as quantified in the allowance for credit losses considers the impact of assumptions and is reflective of historical credit experience, economic forecasts viewed to be reasonable and supportable, current loan and lease composition, and relative credit risks known as of the balance sheet date.
Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan and lease portfolio and associated unfunded commitments, and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements.
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Allowance for Credit Losses Data	2020	2020	2019	2019
	(Dollars in thousands)
Allowance for loan and lease losses	$345,966	$301,050	$138,785	$138,552
Reserve for unfunded loan commitments	96,571	80,571	35,861	33,861
Total allowance for credit losses	$442,537	$381,621	$174,646	$172,413

Allowance for loan and lease losses to loans and leases held for investment	1.82%	1.53%	0.74%	0.74%
Allowance for credit losses to loans and leases held for investment	2.33%	1.94%	0.93%	0.92%
Allowance for credit losses to nonaccrual loans and leases held for investment	516.9%	229.7%	189.1%	174.0%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Roll Forward	2020	2020	2019	2020	2019
	(Dollars in thousands)
Balance, beginning of period	$381,621	$274,863	$169,898	$174,646	$169,333
Cumulative effect of change in accounting
principle - CECL, as of January 1, 2020:
Allowance for loan and lease losses	—	—	—	3,617	—
Reserve for unfunded loan commitments	—	—	—	3,710	—
Total cumulative effect	—	—	—	7,327	—
Provision for credit losses:
Addition to allowance for loan and lease losses	81,000	93,000	8,000	272,000	22,000
Addition to (reduction in) reserve for unfunded
loan commitments	16,000	27,000	(1,000)	57,000	(3,000)
Total provision for credit losses	97,000	120,000	7,000	329,000	19,000
Loans and leases charged off:
Real estate mortgage	(1,551)	(4,182)	(120)	(6,233)	(850)
Real estate construction and land	—	—	—	—	—
Commercial	(35,666)	(11,439)	(6,021)	(66,337)	(25,951)
Consumer	(67)	(165)	(360)	(705)	(802)
Total loans and leases charged off	(37,284)	(15,786)	(6,501)	(73,275)	(27,603)
Recoveries on loans charged off:
Real estate mortgage	109	127	95	360	478
Real estate construction and land	21	—	—	21	—
Commercial	1,063	2,392	1,898	4,410	11,084
Consumer	7	25	23	48	121
Total recoveries on loans charged off	1,200	2,544	2,016	4,839	11,683
Net charge-offs	(36,084)	(13,242)	(4,485)	(68,436)	(15,920)
Balance, end of period	$442,537	$381,621	$172,413	$442,537	$172,413

Annualized net charge-offs to average loans and leases	0.75%	0.27%	0.10%	0.47%	0.12%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Charge-offs	2020	2020	2019	2020	2019
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hotel	—	—	—	—	—
SBA program	6	76	120	280	750
Other commercial real estate	1,494	4,106	—	5,727	9
Total commercial real estate mortgage	1,500	4,182	120	6,007	759
Income producing and other residential	—	—	—	—	—
Other residential real estate	51	—	—	226	91
Total income producing and other residential
real estate mortgage	51	—	—	226	91
Total real estate mortgage	1,551	4,182	120	6,233	850
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—
Commercial:
Lender finance	—	—	—	—	—
Equipment finance	267	—	—	11,817	—
Premium finance	—	—	—	—	—
Other asset-based	—	—	—	—	11,800
Total asset-based	267	—	—	11,817	11,800
Equity fund loans	—	—	—	—	—
Venture lending	5	6,470	4,367	6,818	6,130
Total venture capital	5	6,470	4,367	6,818	6,130
Paycheck Protection Program	—	—	—	—	—
Security monitoring	33,796	4,180	—	44,032	1,707
Secured business loans	—	—	1,111	—	1,220
Other lending	1,353	789	437	3,425	2,133
Cash flow	245	—	106	245	2,961
Total other commercial	35,394	4,969	1,654	47,702	8,021
Total commercial	35,666	11,439	6,021	66,337	25,951
Consumer	67	165	360	705	802
Total charge-offs	$37,284	$15,786	$6,501	$73,275	$27,603

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Recoveries	2020	2020	2019	2020	2019
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hotel	—	—	—	—	—
SBA program	31	15	77	153	198
Other commercial real estate	3	103	12	118	143
Total commercial real estate mortgage	34	118	89	271	341
Income producing and other residential	—	—	—	—	—
Other residential real estate	75	9	6	89	137
Total income producing and other
residential real estate mortgage	75	9	6	89	137
Total real estate mortgage	109	127	95	360	478
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	21	—	—	21	—
Total real estate construction and land	21	—	—	21	—
Commercial:
Lender finance	—	—	3	—	5
Equipment finance	31	8	—	269	11
Premium finance	—	—	—	—	—
Other asset-based	175	14	227	324	545
Total asset-based	206	22	230	593	561
Equity fund loans	—	—	—	—	—
Venture lending	604	114	428	903	7,503
Total venture capital	604	114	428	903	7,503
Paycheck Protection Program	—	—	—	—	—
Security monitoring	—	—	181	—	181
Secured business loans	56	139	731	273	2,176
Other lending	115	117	297	497	612
Cash flow	82	2,000	31	2,144	51
Total other commercial	253	2,256	1,240	2,914	3,020
Total commercial	1,063	2,392	1,898	4,410	11,084
Consumer	7	25	23	48	121
Total recoveries	$1,200	$2,544	$2,016	$4,839	$11,683

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	September 30, 2020		June 30, 2020		December 31, 2019
		% of		% of		% of
Deposit Composition	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$9,346,744	39%	$8,629,543	38%	$7,243,298	38%
Interest checking	4,657,511	20%	4,858,168	21%	3,753,978	19%
Money market	6,539,313	27%	5,498,150	24%	4,690,420	24%
Savings	574,061	2%	549,953	2%	499,591	3%
Total core deposits	21,117,629	88%	19,535,814	85%	16,187,287	84%
Non-core non-maturity deposits	1,123,909	5%	1,217,266	5%	496,407	3%
Total non-maturity deposits	22,241,538	93%	20,753,080	90%	16,683,694	87%
Time deposits $250,000 and under	1,047,621	4%	1,522,928	7%	2,065,733	11%
Time deposits over $250,000	676,536	3%	652,571	3%	483,609	2%
Total time deposits	1,724,157	7%	2,175,499	10%	2,549,342	13%
Total deposits	$23,965,695	100%	$22,928,579	100%	$19,233,036	100%
During the third quarter of 2020, total deposits increased by $1.0 billion to $24.0 billion, due mainly to increases of $1.6 billion in core deposits, offset partially by a decrease of $451.3 million in time deposits and a decrease of $93.4 million in non-core non-maturity deposits. The increase in core deposits in the third quarter was driven by continued strong deposit growth from our venture banking clients. At September 30, 2020, core deposits totaled $21.1 billion, or 88% of total deposits, including $9.3 billion of noninterest-bearing demand deposits, or 39% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
September 30, 2020	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$303,866	$261,245	$565,111
Due in over three months through six months	203,783	187,586	391,369
Due in over six months through twelve months	276,297	174,570	450,867
Total due within twelve months	783,946	623,401	1,407,347
Due in over 12 months through 24 months	90,807	51,311	142,118
Due in over 24 months	172,868	1,824	174,692
Total	$1,047,621	$676,536	$1,724,157
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At September 30, 2020, total off-balance sheet client investment funds were $1.2 billion, of which $1.0 billion was managed by PWAM. At December 31, 2019, total off-balance sheet client investment funds were $1.5 billion, of which $1.2 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
	2020	2020	2019	2019
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$85,615	$166,113	$92,353	$99,113
Foreclosed assets, net	13,747	1,449	440	1,366
Total nonperforming assets	$99,362	$167,562	$92,793	$100,479

Performing TDRs held for investment	$13,679	$15,037	$12,257	$16,329
Classified loans and leases held for investment	$274,572	$293,230	$175,912	$188,607
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.45%	0.84%	0.49%	0.53%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.52%	0.85%	0.49%	0.54%
Classified loans and leases held for investment
to loans and leases held for investment	1.44%	1.49%	0.93%	1.01%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	September 30, 2020		June 30, 2020		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(Dollars in thousands)
Real estate mortgage:
Commercial	$45,120	$—	$61,771	$—	$(16,651)	$—
Income producing and other residential	2,008	1,761	2,207	—	(199)	1,761
Total real estate mortgage	47,128	1,761	63,978	—	(16,850)	1,761
Real estate construction and land:
Commercial	324	—	337	—	(13)	—
Residential	—	3,108	—	1,021	—	2,087
Total real estate construction and land	324	3,108	337	1,021	(13)	2,087
Commercial:
Asset-based	2,817	—	19,013	3,697	(16,196)	(3,697)
Venture capital	2,001	2,319	8,270	1,924	(6,269)	395
Other commercial	32,941	185	73,995	191	(41,054)	(6)
Total commercial	37,759	2,504	101,278	5,812	(63,519)	(3,308)
Consumer	404	791	520	1,067	(116)	(276)
Total held for investment	$85,615	$8,164	$166,113	$7,900	$(80,498)	$264

During the third quarter of 2020, nonaccrual loan and leases held for investment decreased by $80.5 million to $85.6 million at September 30, 2020 due mainly to charge-offs of $36.3 million, transfers to foreclosed assets of $12.6 million, and principal payments and other reductions of $37.0 million, offset partially by additions of $5.4 million. As of September 30, 2020, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $49.3 million and represented 58% of total nonaccrual loans and leases.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Property Type	2020	2019	2019	2019
	(In thousands)
Commercial real estate	$12,594	$28	$221	$199
Single-family residence	—	—	—	948
Construction and land development	219	219	219	219
Total OREO, net	12,813	247	440	1,366
Other foreclosed assets	934	1,202	—	—
Total foreclosed assets, net	$13,747	$1,449	$440	$1,366
During the third quarter of 2020, foreclosed assets increased by $12.3 million to $13.7 million at September 30, 2020, due mainly to additions of $12.6 million related to a retail lifestyle center, offset partially by impairment losses of $0.2 million and sales of $0.1 million.
Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	September 30, 2020		June 30, 2020		December 31, 2019
		Number		Number		Number
		of		of		of
Performing TDRs	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$6,678	20	$6,900	21	$10,165	22
Real estate construction and land	1,458	1	1,462	1	1,470	1
Commercial	5,487	16	6,612	12	550	12
Consumer	56	2	63	2	72	2
Total performing TDRs held for investment	$13,679	39	$15,037	36	$12,257	37
During the third quarter of 2020, performing TDRs held for investment decreased by $1.4 million to $13.7 million at September 30, 2020 attributable primarily to principal payments and other reductions of $1.6 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Loan and Lease Credit Risk Ratings	2020	2020	2019	2019
	(Dollars in thousands)
Pass	$17,967,872	$18,635,004	$18,348,004	$18,279,011
Special mention	783,756	766,397	322,956	267,925
Classified	274,572	293,230	175,912	188,607
Total loans and leases held for investment, net of deferred fees	$19,026,200	$19,694,631	$18,846,872	$18,735,543
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
During the third quarter of 2020, classified loans and leases decreased by $18.7 million to $274.6 million at September 30, 2020 due mostly to charge-offs of $35.7 million, transfers to foreclosed assets of $12.6 million, and principal payments and other reductions of $55.0 million, offset partially by the migration of $66.0 million in loans and leases from special mention and downgrades from pass of $19.4 million.
During the third quarter of 2020, special mention loans and leases increased by $17.4 million to $783.8 million at September 30, 2020 due mainly to downgrades from pass of $167.3 million, offset partially by the migration of $66.0 million in loans and leases to classified, upgrades to pass of $39.4 million, and principal payments and other reductions of $44.5 million.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	September 30, 2020		June 30, 2020		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$109,651	$330,367	$71,446	$322,312	$38,205	$8,055
Income producing and other residential	9,558	63,378	6,941	6,150	2,617	57,228
Total real estate mortgage	119,209	393,745	78,387	328,462	40,822	65,283
Real estate construction and land:
Commercial	324	13,838	337	12,354	(13)	1,484
Residential	—	—	—	—	—	—
Total real estate construction and land	324	13,838	337	12,354	(13)	1,484
Commercial:
Asset-based	27,900	190,193	25,008	186,813	2,892	3,380
Venture capital	15,078	123,675	29,054	138,403	(13,976)	(14,728)
Other commercial	111,553	57,787	159,814	82,313	(48,261)	(24,526)
Total commercial	154,531	371,655	213,876	407,529	(59,345)	(35,874)
Consumer	508	4,518	630	18,052	(122)	(13,534)
Total	$274,572	$783,756	$293,230	$766,397	$(18,658)	$17,359

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At September 30, 2020, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity tier 1, tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At September 30, 2020, the Company and Bank were in compliance with the capital conservation buffer requirement. The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the September 30, 2020 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years from 2023 to 2025. The add-back as of September 30, 2020 added approximately 24 basis points to the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
September 30, 2020
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	8.66%	4.00%	4.00%	N/A
CET1 capital (to risk weighted assets)	10.45%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	10.45%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	13.74%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	9.70%	4.00%	4.00%	5.00%
CET1 capital (to risk weighted assets)	11.70%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	11.70%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	12.95%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
December 31, 2019
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	9.74%	4.00%	4.00%	N/A
CET1 capital (to risk weighted assets)	9.78%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.78%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.41%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	10.95%	4.00%	4.00%	5.00%
CET1 capital (to risk weighted assets)	11.00%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	11.00%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	11.74%	8.00%	10.50%	10.00%
Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $463.3 million at September 30, 2020. At September 30, 2020, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $449.4 million were included in Tier II capital.
Dividends on Common Stock and Interest on Subordinated Debentures
As a bank holding company, PacWest is required to notify and receive approval from the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made on subordinated debentures are considered dividend payments under FRB regulations. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. Due to the impact of the goodwill impairment charge on net earnings in the first quarter of 2020, we are required to receive such approval from the FRB prior to declaring a dividend. The FRB approved our third quarter dividend, which was paid on September 10, 2020, and we are currently awaiting their approval for our fourth quarter dividend.
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

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $3.62 billion at September 30, 2020, of which $3.61 billion was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $5.6 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $1.6 billion at September 30, 2020, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $2.1 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of September 30, 2020, there was no balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2020, the Bank had $50.0 million of borrowings outstanding through the AFX.
    The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	September 30,	June 30,	December 31,
Primary Liquidity - On-Balance Sheet	2020	2020	2019
	(Dollars in thousands)
Cash and due from banks	$187,176	$174,059	$172,585
Interest-earning deposits in financial institutions	2,766,020	1,747,077	465,039
Securities available-for-sale	4,532,614	3,851,141	3,797,187
Less: pledged securities	(605,258)	(642,029)	(486,200)
Total primary liquidity	$6,880,552	$5,130,248	$3,948,611

Ratio of primary liquidity to total deposits	28.7%	22.4%	20.5%

Secondary Liquidity - Off-Balance Sheet	September 30,	June 30,	December 31,
Available Secured Borrowing Capacity	2020	2020	2019
	(In thousands)
Secured borrowing capacity with the FHLB	$3,623,177	$4,201,095	$4,229,788
Less: secured advances outstanding	(10,000)	(10,000)	(1,318,000)
Available secured borrowing capacity with the FHLB	3,613,177	4,191,095	2,911,788
Available secured borrowing capacity with the FRBSF	1,560,042	1,552,204	1,988,028
Total secondary liquidity	$5,173,219	$5,743,299	$4,899,816
During the three months ended September 30, 2020, the Company's primary liquidity increased by $1.8 billion to $6.9 billion at September 30, 2020 due mainly to a $1.0 billion increase in interest-earning deposits in financial institutions, a $681.5 million increase in securities available-for-sale, and a $36.8 million decrease in pledged securities. During the third quarter of 2020, the Company's secondary liquidity decreased by $570.1 million to $5.2 billion at September 30, 2020 due mostly to a $577.9 million decrease in secured borrowing capacity with the FHLB attributable to a decrease in pledged loans.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At September 30, 2020, core deposits totaled $21.1 billion and represented 88% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.

Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2020, brokered deposits totaled $1.4 billion, consisting primarily of $1.1 billion of non-maturity brokered accounts and $240.8 million of brokered time deposits. At December 31, 2019, brokered deposits totaled $1.7 billion, consisting mainly of $1.2 billion of brokered time deposits and $496.4 million of non-maturity brokered accounts.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. At September 30, 2020, the Bank was in compliance with all established liquidity guidelines.
Holding Company Liquidity
PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and PacWest's ability to raise capital, issue subordinated debt, and secure outside borrowings. PacWest's ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. Our ability to pay dividends is also subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debentures. Approval by the FRB is also required prior to our declaring and paying a cash dividend during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. PacWest may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends. Due to the impact of the goodwill impairment charge on net earnings in the first quarter of 2020, we are now required to receive approval from the FRB, as described above, prior to declaring a dividend.
Dividends paid by California state-chartered banks are regulated by the FDIC for non-member banks and the DFPI under their general supervisory authority. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank's net earnings during the three fiscal years of 2019, 2018, and 2017 exceeded dividends paid during that same period by $34.8 million. During the three and nine months ended September 30, 2020, PacWest received $33.0 million and $225.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $2.1 billion at September 30, 2020, for the foreseeable future any dividends from the Bank to PacWest will continue to require DFPI and FDIC approval consistent with what has been required since 2008 when Bank first had an accumulated deficit triggered by goodwill impairment write-downs during the Financial Crisis.
At September 30, 2020, PacWest had $123.3 million in cash and cash equivalents, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.

Stock Repurchase Programs
In February 2020, we repurchased 1,953,711 shares of common stock for a total amount of $70.0 million at an average price of $35.83 under the former Stock Repurchase Program. All shares repurchased under the former Stock Repurchase Program were retired upon settlement.
On February 12, 2020, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million until February 28, 2021, effective upon the maturity of the former Stock Repurchase Program on February 29, 2020. No shares have been repurchased under the new Stock Repurchase Program and the entire $200 million is remaining at September 30, 2020. On April 21, 2020, stock repurchases under the new Stock Repurchase Program were suspended indefinitely.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
September 30, 2020	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits	$1,407,347	$197,366	$119,444	$—	$1,724,157
Short-term borrowings	60,000	—	—	—	60,000
Long-term debt obligations (1)	—	—	—	541,999	541,999
Contractual interest (2)	4,279	2,232	2,286	—	8,797
Operating lease obligations	34,675	55,113	33,168	30,091	153,047
Other contractual obligations	68,945	88,668	14,644	24,868	197,125
Total	$1,575,246	$343,379	$169,542	$596,958	$2,685,125
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At September 30, 2020, our loan commitments and standby letters of credit were $7.2 billion and $353.8 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of September 30, 2020, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $41.7 million and $30.2 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $43.8 million and $28.5 million. We recognized a foreign currency translation net loss of $368,000 for the nine months ended September 30, 2020 and a foreign currency translation net gain of $8,000 for the nine months ended September 30, 2019.
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
We evaluated the results of our NII simulation model and MVE model prepared as of September 30, 2020, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2020. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at September 30, 2020. In order to arrive at the base case, we extend our balance sheet at September 30, 2020 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of September 30, 2020. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate that are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of September 30, 2020 assumes interest-bearing deposits reprice at 31% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
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

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
September 30, 2020	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,163.3	20.2%	4.54%	0.76%
Up 200 basis points	$1,078.0	11.4%	4.21%	0.43%
Up 100 basis points	$1,008.7	4.2%	3.94%	0.16%
BASE CASE	$967.8	—	3.78%	—
Down 25 basis points	$962.9	(0.5)%	3.76%	(0.02)%
Down 50 basis points	$959.1	(0.9)%	3.74%	(0.04)%
Down 100 basis points	$958.8	(0.9)%	3.74%	(0.04)%

During the third quarter of 2020, total base case year 1 tax equivalent NII decreased by $37.3 million to $967.8 million at September 30, 2020, and the base case tax equivalent NIM decreased to 3.78% from 4.08%. The decrease in NII was attributable primarily to lower loan income due to unfavorable rate and volume changes, offset partially by lower cost of funds due to the shift in the funding mix from borrowings to core deposits. The decrease in NIM was due almost entirely to the quarter-over-quarter shift in the earning assets mix in the static balance sheet, as the balance of low yielding interest-earning deposits in financial institutions increased by $1.0 billion from the large increase in core deposits during the third quarter. The core deposits increase related primarily to the strong deposit growth from our venture banking clients.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates. In the “Bear Flattener” scenario, Year 1 tax equivalent NII increases by 1.9%. Because of the low level of market interest rates and the assumption that market rates contain a 0% floor, the ad hoc scenarios that assume decreasing interest rates do not differ materially from the base case scenario.

At September 30, 2020, we had $19.1 billion of total loans that included $10.6 billion with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $8.7 billion, or 83%, contained interest rate floor provisions, which included $8.6 billion of loans with "in-the-money" floors, meaning the loan coupon will not adjust down if there are future decreases to the index interest rate. The following table summarizes the estimated balance of loans with "in-the-money" floors for the indicated increases in interest rates:

September 30, 2020
Total Amount of
Loans With
Basis Points of	"In-the-Money"
Rate Increases	Loan Floors
(Dollars in millions)
50 bps	$6,674
100 bps	$4,823
150 bps	$2,944
200 bps	$1,108
250 bps	$167
At September 30, 2020, we also had $3.8 billion of variable-rate hybrid loans that do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $441 million, $2.1 billion, and $2.8 billion in the next one, two, and three years.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at September 30, 2020.

The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
September 30, 2020	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$5,692.9	$889.7	18.5%	20.0%	163.3%
Up 200 basis points	$5,384.2	$581.0	12.1%	18.9%	154.4%
Up 100 basis points	$5,066.7	$263.5	5.5%	17.8%	145.3%
BASE CASE	$4,803.3	$—	—%	16.9%	137.8%
Down 50 basis points	$4,642.8	$(160.4)	(3.3)%	16.3%	133.2%
Down 100 basis points	$4,512.7	$(290.5)	(6.0)%	15.9%	129.4%
During the third quarter of 2020, total base case projected market value of equity decreased by $347 million to $4.8 billion. This decrease in base case projected MVE was due primarily to: (1) a $532 million increase in the mark-to-market adjustment for total deposits from the lower market interest rates used for the deposit valuation, offset partially by (2) a $150 million increase in the mark-to-market adjustment for loans and leases due to the impact of lower credit spreads used for calculating the valuation; and (3) a $33 million increase in the book value of stockholders' equity due mainly to $46 million of net earnings and a $10 million increase in accumulated other comprehensive income, offset partially by $30 million of cash dividends paid.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the third quarter of 2020:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
July 1 – July 31, 2020	—	$—	—	$200,000
August 1 – August 31, 2020	3,220	$19.15	—	$200,000
September 1 – September 30, 2020	614	$16.19	—	$200,000
Total	3,834	$18.67	—
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i)  the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii)  the Condensed Consolidated Statements of Earnings (Loss) for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019 and nine months ended September 30, 2020 and 2019, (iii)    the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019 and nine months ended September 30, 2020 and 2019, (iv)    the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2020 and 2019, (v)   the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	Cover page of PacWest Bancorp’s Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	November 6, 2020	/s/ Bart R. Olson
Bart R. Olson
Deputy Chief Financial Officer and Principal Accounting Officer