Form 10-K
period 2020-12-31
PACWEST BANCORP
filed 2021-02-26
CIK 1102112

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes     ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes     ☑  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes     ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☑	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer
☐	Smaller reporting company	☐	Emerging growth company
☐	If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 30, 2020, was approximately $2.2 billion. Registrant does not have any nonvoting common equities.
As of February 17, 2021, there were 116,807,199 shares of registrant's common stock outstanding, excluding 2,369,758 shares of unvested restricted stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP
2020 ANNUAL REPORT ON FORM 10-K

PART I
Forward-Looking Information
This Form 10-K contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for credit losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under "Item 1A. Risk Factors." Factors that might cause such differences include, but are not limited to:
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
•changes in credit quality, including the magnitude of individual loan losses, and the effect of credit quality and the CECL accounting standard on our provision for credit losses and allowance for credit losses;
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
Available Information
We maintain a website for the Bank at http://www.pacwest.com. Via the “Investor Relations” link at the Bank’s website, our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.
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
Documents available on the website are available in print to any stockholder who requests them in writing to our Investor Relations Department at PacWest Bancorp, 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212, Attention: Investor Relations, or via e‑mail to investor‑relations@pacwest.com.
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

ACL	Allowance for Credit Losses	GDP	Gross Domestic Product
AFX	American Financial Exchange	IPO	Initial Public Offering
ALLL	Allowance for Loan and Lease Losses	IRR	Interest Rate Risk
ALM	Asset Liability Management	LIBOR	London Inter-bank Offering Rate
ASC	Accounting Standards Codification	LIHTC	Low Income Housing Tax Credit
ASU	Accounting Standards Update	MBS	Mortgage-Backed Securities
ATM	Automated Teller Machine	MVE	Market Value of Equity
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	NAV	Net Asset Value
BHCA	Bank Holding Company Act of 1956, as amended	NII	Net Interest Income
BOLI	Bank Owned Life Insurance	NIM	Net Interest Margin
Brexit	Britain Exit (from the European Union)	NSF	Non-Sufficient Funds
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	Non-PCD	Non-Purchased Credit Deteriorated
CDI	Core Deposit Intangible Assets	Non-PCI	Non-Purchased Credit Impaired
CECL	Current Expected Credit Loss	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1	OFAC	U.S Treasury Department of Office of Foreign Assets Control
CFPB	Consumer Financial Protection Bureau	OREO	Other Real Estate Owned
Civic	Civic Ventures, LLC and subsidiaries (a company acquired on February 1, 2021)	PCD	Purchased Credit Deteriorated
CMOs	Collateralized Mortgage Obligations	PCI	Purchased Credit Impaired
COVID-19	Coronavirus Disease	PD/LGD	Probability of Default/Loss Given Default
CPI	Consumer Price Index	PPP	Paycheck Protection Program
CRA	Community Reinvestment Act	PRSUs	Performance-Based Restricted Stock Units
CRI	Customer Relationship Intangible Assets	PWAM	Pacific Western Asset Management Inc.
DFPI	California Department of Financial Protection and Innovation	ROU	Right-of-use
DGCL	Delaware General Corporation Law	SBA	Small Business Administration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SBIC	Small Business Investment Company
DTAs	Deferred Tax Assets	SEC	Securities and Exchange Commission
EAD	Exposure at Default	SNCs	Shared National Credits
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FDIA	Federal Deposit Insurance Act	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FDIC	Federal Deposit Insurance Corporation	TCJA	Tax Cuts and Jobs Act
FDICIA	Federal Deposit Insurance Corporation Improvement Act	TDRs	Troubled Debt Restructurings
FHLB	Federal Home Loan Bank of San Francisco	TRSAs	Time-Based Restricted Stock Awards
FRB	Board of Governors of the Federal Reserve System	TruPS	Trust Preferred Securities
FRBSF	Federal Reserve Bank of San Francisco	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FSOC	Financial Stability Oversight Council	VIE	Variable Interest Entity

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 70 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank also offers venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovative hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
PacWest Bancorp was established in October 1999 and has achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business model, service-driven focus, and presence in attractive markets, as well as maintaining a highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth, both organically and through disciplined acquisitions. We have successfully completed 30 acquisitions since 2000, including the Civic acquisition on February 1, 2021, which have contributed to our growth and expanded our market presence throughout the United States. For more information regarding the Civic acquisition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Events.”
As of December 31, 2020, the Company had total assets of $29.5 billion, total loans and leases, net of deferred fees, of $19.1 billion, total deposits of $24.9 billion, and stockholders’ equity of $3.6 billion.
Our Business Strategy
Our business strategy is to operate a client-focused, well-capitalized and profitable nationwide bank dedicated to providing personal service to our business and individual customers. We believe that stable, long-term growth and profitability are the result of building strong customer relationships while maintaining disciplined credit underwriting standards. We continue to focus on originating high-quality loans and leases and growing our low-cost deposit base through our relationship-based business lending. These principles enable us to maintain operational efficiency, increase profitability, increase core deposits, and grow loans and leases in a sound manner.
Our loan and lease portfolio consists primarily of real estate mortgage loans, real estate construction and land loans, and commercial loans and leases. We pursue attractive growth opportunities to expand and enter new markets aligned with our business model and strategic plans. Additionally, we focus on cultivating strong relationships with venture capital and private equity firms nationwide, many of which are also our clients and/or may invest in our clients.
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
Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed 30 acquisitions since 2000, including the Civic acquisition on February 1, 2021. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise.
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
Our branch network allows us to gather deposits, expand our brand presence and service our customers’ banking and cash management needs. We also serve our customers through a wide range of non-branch channels, including online, mobile, remote deposit, and telephone banking platforms, all of which allows us to expand our service area to attract new depositors without a commensurate increase in branch locations or branch traffic.
At December 31, 2020, we had ATMs at 54 of our branches located in California and one ATM at our branch in Denver, Colorado. We are a member of the MoneyPass network that enables our customers to withdraw cash surcharge-free and service charge-free at over 25,000 ATM locations across the country. We provide access to customer accounts via a 24 hour seven-day-a-week, toll-free, automated telephone customer service and secure online banking services.
At December 31, 2020, our total deposits consisted of $22.3 billion in core deposits, $1.5 billion in time deposits, and $1.1 billion in non-core non-maturity deposits. Core deposits represented 89% of total deposits at December 31, 2020, and were comprised of $9.2 billion in noninterest-bearing deposits, $6.5 billion in money market accounts, $6.0 billion in interest-bearing checking accounts, and $562.8 million in savings accounts. Our deposit base is also diversified by client type. As of December 31, 2020, no individual depositor represented more than 4.3% of our total deposits, and our top ten depositors represented 13.4% of our total deposits.
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
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our SEC registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At December 31, 2020, total off-balance sheet client investment funds were $1.3 billion, of which $1.0 billion was managed by PWAM. At December 31, 2019, total off-balance sheet client investment funds were $1.5 billion, of which $1.2 billion was managed by PWAM.

Lending Activities
At December 31, 2020 and 2019, total loans and leases held for investment, net of deferred fees, were $19.1 billion and $18.8 billion. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer loans. Our commercial real estate loans and real estate construction loans are secured by a variety of property types. Our commercial loans and leases portfolio is diverse and includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies, loans to finance life insurance premiums, and secured business loans originated through our Community Banking group.
In October 2019, we ceased originating new security monitoring loans and healthcare real estate loans in our National Lending group.
We price loans to preserve our interest spread and maintain our net interest margin. Loan interest rates may be floating, fixed, or a combination thereof (“hybrid”) throughout the loan term. The rates on hybrid loans typically are fixed until a “reset” date when the rates then become floating. While we do not actively solicit direct consumer loans, we hold consumer loans, consisting primarily of purchased private student loans originated and serviced by third-party lenders. We also have an additional exposure to consumer loans as many of our lender finance loans are secured by the receivables owed to our borrowers by individual consumers.
Some of our loans are participations in larger loans, and these participations may be considered a SNC. A SNC is any loan or commitment to extend credit aggregating $100 million or more at origination, committed under a formal lending arrangement, and shared by three or more unaffiliated supervised institutions. The SNC program is governed by an inter-agency agreement among the FRB, the FDIC, and the OCC. These agencies review a selection of SNCs periodically, with such review conducted at the lead or agent bank, and deliver a credit risk rating to the participants holding the loans. At December 31, 2020 and 2019, we had SNC loans held for investment to 25 borrowers that totaled $579 million and to 28 borrowers that totaled $755 million. At December 31, 2020 and 2019, SNC loans held for investment comprised 3.0% and 4.0% of total loans and leases held for investment, net of deferred fees.
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
Our real estate secured loans include the following specific lending products:
•Commercial real estate mortgage. Our commercial real estate mortgage loans generally are collateralized by first deeds of trust on specific commercial properties. The most prevalent types of properties securing our commercial real estate loans are office properties, hotels, industrial properties, and retail properties. The properties are typically located in central business districts across the United States with a significant concentration of collateral properties located in California within our branch footprint. Our commercial real estate loans typically either have interest and principal payments due on an amortization schedule ranging from 25 to 30 years with a lump sum balloon payment due in one to ten years or may have an initial interest-only period followed by an amortization schedule with a lump sum balloon payment due in one to ten years. We also provide commercial real estate secured loans under the SBA's 7(a) Program and 504 Program. Compliant SBA 7(a) loans have an SBA guaranty for 75% of the principal balance. SBA 504 loans are first deed of trust mortgage loans on owner occupied commercial real estate which are 50% loan-to-value at origination where a second deed of trust is also provided by a non-profit certified development company. The SBA 7(a) and 504 mortgage loans repay on a twenty-five year amortization schedule.

•Income producing and other residential real estate mortgage. Our income producing and other residential real estate mortgage loans generally are collateralized by first deeds of trust on multi-family and other for-rent, non-owner occupied residential properties. Multi-family properties comprise the majority of our income producing and other residential real estate loans. Other types of properties securing these loans include for-rent and owner-occupied single-family properties and mobile home parks. We also purchase multi-family secured real estate mortgage loans from other banks due primarily to the favorable credit risk profile of multi-family loans. When we purchase multi-family loans from other banks, we re-underwrite the loans at time of purchase. Multi-family loans either repay on a 30-year amortization schedule or may have an initial interest-only period (up to two years) and then repay on a 30-year amortization schedule. We do not typically originate owner-occupied single-family mortgage loans but we do have a small portfolio of owner-occupied single-family mortgage loans stemming primarily from banks that we acquired.
•Real estate construction and land. Our real estate construction and land loans generally are collateralized by first deeds of trust on specific residential and commercial properties. The most prevalent types of properties securing our construction and land loans are multi-family, hotel properties, and residential condominium properties. Construction loans typically finance from 40% to 70% of the cost to construct residential and commercial properties. The terms are generally one to three years with short-term, performance-based extension options. A very small component of this portfolio are single-family construction loans to qualifying home builders within our branch footprint and we have also purchased single-family renovation construction loans from Civic.
Our real estate portfolio is subject to certain risks including, but not limited to, the following:
•increased competition in pricing and loan structure;
•the economic conditions of the United States and in the markets where we lend;
•decreased demand or decreased values as a result of legislative changes such as new rent control laws;
•interest rate increases;
•decreased real estate values in the markets where we lend;
•the borrower's inability to repay our loan due to decreased cash flow or operating losses;
•the borrower’s inability to refinance or payoff our loan upon maturity;
•loss of our loan principal stemming from a collateral foreclosure; and
•various environmental risks, including natural disasters.
In addition to the points above, real estate construction loans are also subject to project-specific risks including, but not limited to, the following:
•construction costs being more than anticipated;
•construction taking longer than anticipated;
•failure by developers and contractors to meet project specifications or timelines;
•disagreement between contractors, subcontractors and developers;
•demand for completed projects being less than anticipated; and
•buyers of the completed projects not being able to secure permanent financing.

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
When underwriting real estate loans, we seek to mitigate risk by using the following framework:
•requiring borrowers to invest and maintain a meaningful cash equity interest in the properties securing our loans;
•reviewing each loan request and renewal individually;
•using a credit committee approval process for the approval of each loan request (or aggregated credit exposures) over a certain dollar amount;
•adhering to written loan acceptance standards, including among other factors, maximum loan to acquisition or construction cost ratios, maximum loan to as-is or stabilized value ratios, and minimum operating cash flow requirements;
•considering market rental and occupancy rates relative to our underwritten or projected rental and occupancy rates;
•considering the experience of our borrowers and our borrowers’ abilities to operate and manage the properties securing our loans;
•evaluating the supply of comparable real estate and new supply under construction in the collateral's market area;
•obtaining independent third-party appraisals that are reviewed by our appraisal department;
•obtaining environmental risk assessments; and
•obtaining seismic studies where appropriate.
With respect to real estate construction loans, in addition to the foregoing, we attempt to mitigate project-specific risks by:
•considering the experience of our borrowers and our borrowers’ abilities to manage the properties during construction and into the stabilization periods;
•obtaining project completion guaranties from our borrowers;
•including covenants in our construction loan agreements that require the borrowers to fund costs that exceed the initial construction budgets;
•implementing a controlled disbursement process for loan proceeds in accordance with an agreed upon schedule, which usually results in the borrowers' equity being invested before loan advances commence and which ensures the costs to complete the projects are in balance with our remaining unfunded loan commitments;
•conducting project site visits and using construction consultants who review the progress of the project; and
•monitoring the construction costs compared to the budgeted costs and the remaining costs to complete.
SBA 7(a) and 504 program loans are subject to the risks outlined above and the risk that an SBA 7(a) guaranty may be invalid if specific SBA procedures are not followed. We seek to mitigate this risk by maintaining and adhering to additional policies specific to SBA loans which align with SBA requirements.

Commercial Loans and Leases
Our commercial loans and leases portfolio is diverse and includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies, loans to finance life insurance premiums, secured business loans originated through our Community Banking group, and loans to security alarm monitoring companies.
Our commercial loans and leases include the following specific lending products:
•Lender finance. These are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables owed to our borrowers. The borrowers include lenders to small businesses, consumer lenders, and timeshare operators. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. The loans are typically revolving lines of credit with terms of one to three years with contractual borrowing availability as a percentage of eligible collateral.
•Equipment finance. These are loans and leases used to purchase equipment essential to the operations of our borrower or lessee and are secured by the specific equipment financed. The primary source of repayment is the operating income of the borrower or lessee. The loan and lease terms are two to ten years and generally amortize to either a full repayment or residual balance or investment that is expected to be collected through a sale of the equipment to the lessee or a third party.
•Other asset-based. These are loans used for working capital and are secured by trade accounts receivable and/or inventories. The primary sources of repayment are the operating incomes of the borrowers, the collection of the receivables securing the loans, and/or the sale of the inventories securing the loans. The loans are typically revolving lines of credit with terms of one to three years with contractual borrowing availability as a percentage of eligible collateral.
•Premium finance. These are loans used to finance annual life insurance premiums and are fully secured by the corresponding cash surrender value of life insurance contracts and other liquid collateral with one year terms that, generally, renew annually. The primary sources of repayment are the cash flow of the borrowers and guarantors, repayment from our loans being refinanced by other lenders, or the application of cash surrender value proceeds to the loans.
•Venture capital. These are loans directly to venture capital firms or loans to venture-backed companies. Equity fund loans are the loans made directly to venture capital firms, private equity funds, venture capital funds, and venture capital management companies to provide a bridge to the receipt of capital calls and to support the borrowers’ working capital needs, such as the cost of raising a new venture fund or leasehold improvements for new office space. The primary sources of repayment are receipt of capital calls, proceeds from sales of portfolio company investments, and management fees. The loan terms are generally one to four years, and the loans are typically secured by a first position lien on the assets of the business, an assignment of capital call rights and/or an assignment of management fees. Loans to venture-backed companies support the borrowers’ operations, including operating losses, working capital requirements, and fixed asset acquisitions. The borrowers are at various stages in their development (early, expansion, or late), and are, generally, reporting operating losses. The primary sources of repayment are future additional venture capital equity investments or the sale of the company or its assets. The loan terms are generally one to four years, and the loans are typically secured by a first priority, secured blanket lien on all corporate assets and/or a lien on intellectual property.
•Secured business. These are secured business loans originated through the Community Banking group. The primary source of repayment is the cash flow of the borrowers. The loans can be up to five years and are secured by a specific asset or assets of the borrower.

•Security monitoring. These are loans to security monitoring companies used to support the operations of companies that provide business and residential security systems and the accompanying alarm monitoring services. Loans to security monitoring companies are secured primarily by the monitoring contracts between the borrowers and their customers. The primary sources of repayment are the operating incomes of the borrowers, proceeds from the sales of security monitoring contracts to other monitoring companies, and proceeds from the sale of the borrowers themselves. The loans are typically revolving lines of credit with terms of one to three years with contractual borrowing availability as a ratio of the total recurring monthly billing amount from eligible monitoring contracts (collateral). Loans to security monitoring borrowers are usually considered leveraged loans. According to regulatory guidance, leveraged loans are typically loans where the proceeds are used for buyouts or acquisitions and where the resulting total debt levels are four or more times the annual adjusted earnings of the borrower. In October 2019, we decided to no longer originate new security monitoring loans. New technology is disrupting the security alarm business, causing increased customer acquisition costs and customer attrition and, thereby, adversely impacting business models and valuations.
•Other lending. Loans aggregated into the category of “Other lending” are various commercial loan types including Community Banking group business loans secured by a blanket lien on the borrowers’ businesses, loans to homeowner associations, loans to municipalities and non-profit borrowers, and SBA 7(a) loans for small business expansion. The primary sources of repayments for the Community Banking group business loans, non-profit borrowers, and SBA 7(a) business expansion loans are the operations of the borrowers. The primary sources of repayment for loans to municipalities are tax collections from their tax jurisdictions.
•Paycheck Protection Program. Loans made under provisions of the CARES Act to assist eligible businesses fund their operating costs during the COVID-19 pandemic. Under this program, the SBA guaranties 100% of the amounts loaned. The loans have two or three year terms with a 1% loan coupon rate and origination fees that varied from 1% to 5% depending on the size of the loan. If the borrower meets certain requirements of the program, the loan can be forgiven by the SBA and the Bank would be paid off by the SBA prior to maturity.
Our portfolio of commercial loans and leases is subject to certain risks including, but not limited to, the following:
•the economic conditions of the United States;
•interest rate increases;
•deterioration of the value of the underlying collateral;
•increased competition in pricing and loan structure;
•denial of the SBA guaranty under the PPP loan program due to a deficiency in the manner a loan was originated or serviced, such as an issue with the eligibility of a borrower under the program;
•the deterioration of a borrower’s or guarantor’s financial capabilities; and
•various environmental risks, including natural disasters, which can negatively affect a borrower’s business.
When underwriting commercial loans and leases, we seek to mitigate risk by using the following framework:
•considering the prospects for the borrower's industry and competition;
•considering our past experience with the borrower and with the collateral type;
•considering our current loan and lease portfolio concentration by loan type and collateral type;
•reviewing each loan request and renewal individually;
•maintaining and adhering to additional policies specific to the PPP loan program;
•using our credit committee approval process for the approval of each loan request (or aggregate credit exposure) over a certain dollar amount; and
•adhering to written loan underwriting policies and procedures including, among other factors, loan structures and covenants.

We actively manage real estate and commercial loans and seek to mitigate credit risk on most loans by using the following framework.
•monitoring the economic conditions in the regions or areas in which our borrowers are operating;
•measuring operating performance of our borrower or collateral and comparing it to our underwriting expectations;
•assessing compliance with financial and operating covenants as set forth in our loan agreements and considering the effects of incidences of noncompliance and taking corrective actions;
•assigning a credit risk rating to each loan and ensuring the accuracy of our credit risk ratings by using an independent credit review function to assess the appropriateness of the credit risk ratings assigned to loans;
•conducting loan portfolio review meetings where senior management and members of credit administration discuss the credit status and related action plans on loans with unfavorable credit risk ratings; and
•subjecting loan modifications and loan renewal requests to underwriting and assessment standards similar to the underwriting and assessment standards applied before closing the loans.
Consumer Loans
Consumer loans are primarily purchased private student loans originated and serviced by third-parties and not guaranteed by any program of the U.S. Government. These loans refinanced the outstanding student loan debt of borrowers who met certain underwriting criteria, with terms that fully amortize the debt over terms ranging from five to twenty years. Consumer loans internally originated may also include personal loans, auto loans, home equity lines of credit, revolving lines of credit, and other loans typically made by banks to individual borrowers.
Our consumer loan portfolio is subject to certain risks, including, but not limited to, the following:
•the economic conditions of the United States and the levels of unemployment;
•the amount of credit offered to consumers in the market;
•interest rate increases;
•consumer bankruptcy laws which allow consumers to discharge certain debts (excluding student loans);
•compliance with consumer lending regulations;
•additional regulations and oversight by the CFPB; and
•the ability of the sub-servicers of the Bank’s student loans to service the loans in accordance with the terms of the loan purchase agreements.
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

Loan Concentrations
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31,
	2020		2019		2018
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Commercial	$4,096,671	21%	$4,202,687	22%	$4,824,298	27%
Income producing and other residential	3,803,265	20%	3,770,060	20%	3,093,843	17%
Total real estate mortgage	7,899,936	41%	7,972,747	42%	7,918,141	44%
Real estate construction and land:
Commercial	1,117,121	6%	1,082,368	6%	912,583	5%
Residential	2,243,160	12%	1,655,434	9%	1,321,073	8%
Total real estate construction and land (1)	3,360,281	18%	2,737,802	15%	2,233,656	13%
Total real estate	11,260,217	59%	10,710,549	57%	10,151,797	57%
Commercial:
Asset-based	3,429,283	18%	3,748,407	20%	3,305,421	18%
Venture capital	1,698,508	9%	2,179,422	12%	2,038,748	11%
Other commercial (2)	2,375,114	12%	1,767,667	9%	2,060,426	12%
Total commercial	7,502,905	39%	7,695,496	41%	7,404,595	41%
Consumer	320,255	2%	440,827	2%	401,321	2%
Total loans and leases held for
investment, net of deferred fees	$19,083,377	100%	$18,846,872	100%	$17,957,713	100%
_______________________________________
(1)    Includes land and acquisition and development loans of $167.1 million at December 31, 2020, $173.4 million at December 31, 2019, and $168.9 million at December 31, 2018.
(2)    The December 31, 2020 balance includes $1.1 billion of PPP loans.
The real estate mortgage loan portfolio is diversified among various property types. At December 31, 2020, the three largest property types securing real estate mortgage loans were multi-family properties, office properties, and industrial properties, which comprised 45%, 17%, and 9% of our real estate mortgage loans, respectively. At December 31, 2019, the three largest property types securing real estate mortgage loans were multi-family properties, office properties, and industrial properties, which comprised 45%, 16%, and 11% of our real estate mortgage loans, respectively.
At December 31, 2020 and 2019, 13% and 12% of the total real estate mortgage loans were owner occupied (where our borrowers were operating businesses on the premises that collateralize our loans).
The real estate construction and land loan portfolio is diversified among various property types. At December 31, 2020, the three largest property types for real estate construction and land loans were multi-family properties, hotel properties, and residential condominium properties, which comprised 48%, 16%, and 8% of our real estate construction and land loans, respectively. At December 31, 2019, the three largest property types for real estate construction and land loans were multi-family properties, hotel properties, and residential condominium properties, which comprised 43%, 14%, and 9% of our real estate construction and land loans, respectively.

At December 31, 2020, commitments secured by real estate construction and land projects totaled $6.3 billion with related outstanding loan balances of $3.4 billion. At December 31, 2019, commitments secured by real estate construction and land projects totaled $6.0 billion with related outstanding loan balances of $2.7 billion. At December 31, 2020, commitments related to construction and land projects in California totaled $3.4 billion or 54% of total real estate construction and land commitments, and commitments related to construction and land projects in New York City totaled $631 million or 10% of total real estate construction and land commitments.
At December 31, 2020, there were eight individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $135 million. At December 31, 2020, these eight individual commitments totaled $954 million and had an aggregate outstanding balance of $526 million. The projects financed by these commitments are six multi-family projects, one mixed use property, and a hotel. For these eight commitments, the average commitment to budgeted project cost ratio was 51.7%.
At December 31, 2019, there were 10 individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $150 million. At December 31, 2019, these 10 individual commitments totaled $1.2 billion and had an aggregate outstanding balance of $451 million. The projects financed by these commitments were six multi-family projects, three mixed used properties, and a hotel. For these 10 commitments, the average commitment to budgeted project cost ratio was 52.4%.
At December 31, 2020, we had nine individual loan commitments greater than or equal to $150 million that ranged in size from $150 million to $400 million and totaled $1.9 billion and had an aggregate outstanding balance of $760 million. Six of these commitments totaling $1.4 billion were equity fund loans, two of these commitments totaling $350 million were lender finance loans, and one of these commitments totaling $150 million was a commercial real estate loan.
At December 31, 2019, we had 11 individual loan commitments equal to or greater than $150 million that ranged in size from $150 million to $300 million and totaled $2.1 billion and had an aggregate outstanding balance of $720 million. Seven of these commitments totaling $1.4 billion were equity fund loans, three of these commitments totaling $500 million were lender finance loans, and one of these commitments totaling $150 million was a commercial construction loan.
Financing
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt, and equity. As a member of the FHLB, the Bank had secured financing capacity with the FHLB as of December 31, 2020 of $3.3 billion, collateralized by a blanket lien on $5.6 billion of qualifying loans. The Bank also had secured financing capacity with the FRBSF of $1.4 billion as of December 31, 2020 collateralized by liens on $1.9 billion of qualifying loans.
Information Technology Systems
We devote significant financial and management resources to maintain stable, reliable, efficient, secure and scalable information technology systems. Where possible, we utilize third-party software systems that are hosted and supported by nationally recognized vendors.  We work with our third-party vendors to monitor and maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, automates numerous internal controls, improves customer experiences and reduces costs. Most customer records are maintained digitally. We also provide online, mobile, and telephone banking services to further improve the overall client experience.
We use an enterprise data warehouse system in order to aggregate, analyze, and report key metrics associated with our customers and products. Data is collected across multiple systems so that standard and ad hoc reports are available to assist with managing our business.

We maintain an information technology strategic plan. This plan defines the overall innovation and technology agenda and vision, tracks information technology and information security trends and priorities, and provides details on information technology initiatives over the next several years. Through our annual information technology budgeting process, we analyze our infrastructure for capacity planning, detail migration plans to replace aging hardware and software, and resource plan for internal and external information technology staffing needs against planned initiatives.
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
Human Capital Management
Our business strategy is to operate a client-focused, well-capitalized and profitable nationwide bank dedicated to providing personal service to our business and individual customers. Our employees are our most important assets and they set the foundation for our ability to achieve our strategic objectives. We believe that we have a competitive advantage in the markets we serve because of our long-standing reputation for providing superior, relationship-based customer service. In order to continue to provide the expertise and customer service for which we are known, it is crucial that we continue to attract, retain and develop top talent. To facilitate talent attraction and retention, we strive to make the Bank a diverse, inclusive and safe workplace, with opportunities for our employees to grow and advance in their careers, supported by strong compensation, benefits and health and wellness programs.
Oversight and Management
We strive to attract, develop, and retain highly qualified employees for each role in the organization. Working under this principle, our Human Resources Department is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management and professional development. Our Board of Directors and Board committees provide oversight on certain human capital matters, including our compensation and benefit programs. As noted in its charter, our Compensation, Nominating and Governance Committee is responsible for periodically reviewing employee compensation programs and initiatives to ensure they are competitive and aligned with our stockholders’ long-term interests, including incentives and benefits, as well as our succession planning and strategies. Our Audit Committee works closely with the Risk Committee to monitor current and emerging human capital management risks and to mitigate exposure to those risks.
Demographics
At December 31, 2020, we had approximately 1,700 full-time, part-time and temporary employees, the overwhelming majority of which were full-time employees. None of the Company’s employees are represented by a labor union or by collective bargaining agreements. During 2020, the number of employees decreased by approximately 6% due primarily to four branch closures. During 2020, our employee turnover rate was approximately 12.5%. The average tenure of our full-time employees is 8.2 years.
At December 31, 2020, the population of our workforce was as follows:

Gender	% of Total
Women	58%
Men	42%

Ethnicity	% of Total
Asian	12%
Black or African American	6%
Hispanic or Latino	29%
Two or more races	2%
White	51%

Human Capital Management Objectives
Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future, reward and support employees through competitive pay, benefit, and perquisite programs, enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive, acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce, and evolve and invest in technology, tools and resources to enable employees to effectively and efficiently perform their responsibilities and achieve their full potential.
Some examples of key programs and initiatives that are focused to attract, develop and retain our workforce include:
Compensation and benefits. The philosophy and objectives underlying our compensation programs are to employ and retain talented employees to ensure we execute on our business goals, drive short- and long-term profitable growth of the Company and create long-term stockholder value. In allocating total compensation, we seek to provide competitive levels of fixed compensation (base salary) and, through annual and long-term incentives, provide for increased total compensation when performance objectives are exceeded and appropriately lower total compensation if performance objectives are not met. Specifically:
•We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
•We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our compensation and benefit programs and to provide benchmarking against our peers within the industry.
•We align our executives’ long-term equity compensation with our stockholders’ interests by linking realizable pay with Company performance.
•Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.
•All full-time employees are eligible for health insurance (medical, dental & vision), paid and unpaid leaves, a 401k plan with Company matching and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their personal and family needs, including health savings and flexible spending accounts, paid parental leave, public transportation reimbursement, employee assistance programs, personalized wellness programs and a tuition reimbursement program.
Health, Safety and Wellness. The health, safety and wellness of our employees is fundamentally connected to the success of our business. We provide our employees and their families with access to a variety of flexible, convenient and innovative health and wellness programs to help them improve or maintain their physical and mental well-being. The safety of our employees and customers is paramount. We strive to ensure that all employees feel safe in their respective work environment. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our non-branch employees work from home, while implementing additional safety measures and paying special bonuses for employees continuing critical on-site work.

Talent Development. We believe that creating an environment which encourages continual learning and development is essential for us to maintain a high level of service and to achieve our goal to have every employee feel that they are a valued member of a successful company. Our employees receive continuing education courses that are relevant to the banking industry and their job function within the Company. We also offer a tuition reimbursement program for courses that are relevant to banking and/or the employee’s job functions. We will also pay the tuition for eligible employees to attend a three-year banking program offered by certain universities. The goal of “Talent Management @ PWB” is to aspire, attract, engage, develop, and reward the best people to meet ongoing future growth of the Company with a collaborative and innovative culture. Our talent management processes and resources consist of three areas that support the ongoing high performance of all employees: Goal Setting, Performance Management and Professional Development.
Diversity and Inclusion. We are committed to creating a culture of inclusion – where differences are both appreciated and respected. We take pride in providing equal employment opportunities and building a workplace culture where all employees feel supported and respected, and have equal access to career and development opportunities without regard to race, religion/creed, color, national origin, age, marital status, ancestry, sex, gender (including pregnancy, childbirth, breastfeeding or related medical conditions), gender identity/expression, sexual orientation, veteran status, physical or mental disability, medical condition, military status or any other characteristic protected by federal, state or local laws. To help accomplish this, we have a SVP, Diversity & Inclusion, who is supported by a Diversity and Inclusion Advisory Council made up of 21 employee representatives from throughout the Company to advance our diversity and inclusion initiatives. We strive to build teams and grow talent that reflects the diversity of the clients and communities we serve. Our practice is to hire an individual based on their skill and talent.
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
The federal regulatory agencies also have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under “-Capital Requirements,” we are required to maintain minimum ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to total risk‑weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends or repurchase our shares. See Note 21. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

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
Dividends and Share Repurchases
The ability of the Company to pay dividends on or to repurchase its common stock, and the ability of the Bank to pay dividends to the Company, may be restricted due to several factors including: (a) the DGCL (in the case of the Company) and applicable California law (in the case of the Bank), (b) covenants contained in our subordinated debentures and borrowing agreements, and (c) the regulatory authority of the FRB, the DFPI and the FDIC.
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
PacWest’s primary source of liquidity is the receipt of cash dividends from the Bank. Various statutes and regulations limit the availability of cash dividends from the Bank. Dividends paid by the Bank are regulated by the DFPI and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. The Bank had a net loss of $256.7 million during the three fiscal years of 2020, 2019, and 2018 due to the $1.47 billion goodwill impairment in the first quarter of 2020, compared to dividends of $1.3 billion paid by the Bank during that same period. Since the Bank had a retained deficit of $2.0 billion at December 31, 2020, for the foreseeable future, any further cash dividends from the Bank to the Company will continue to require DFPI and FDIC approval.
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
Capital Requirements
We are subject to the comprehensive capital framework for U.S. banking organizations known as Basel III. Basel III, among other things, (i) implemented increased capital levels for the Company and the Bank, (ii) introduced a new capital measure called CET1 and related regulatory capital ratio of CET1 to risk‑weighted assets, (iii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iv) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (v) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. Under Basel III, for most banking organizations the most common form of Additional Tier 1 capital is non‑cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for credit losses, in each case, subject to Basel III specific requirements.
Pursuant to Basel III, the minimum capital ratios are as follows:
•4.5% CET1 to risk‑weighted assets;
•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets;
•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and
•4% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”).

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
The Company has outstanding subordinated debentures issued to trusts, which, in turn, issued trust preferred securities. The carrying amount of subordinated debentures totaled $465.8 million at December 31, 2020. Under Basel III, none of the Company’s trust preferred securities were included in Tier 1 capital, however $451.8 million of such trust preferred securities were included in Tier 2 capital at December 31, 2020. We believe that, as of December 31, 2020, the Company and the Bank met all capital adequacy requirements under Basel III. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Capital” for further information on regulatory capital requirements, capital ratios, and deferred tax asset limits as of December 31, 2020 for the Company and the Bank.
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

Deposit Insurance
The Bank is a state‑chartered, “non‑member” bank regulated by the DFPI and the FDIC. The Bank accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The applicable limit for FDIC insurance for most types of accounts is $250,000.
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
During the first quarter of 2016, the FDIC issued a final rule implementing a 4.5 basis points surcharge on the quarterly FDIC insurance assessments of insured depository institutions with more than $10 billion in total consolidated assets. The Bank became subject to the FDIC surcharge on July 1, 2016. The surcharge continued through September 30, 2018, when the Deposit Insurance Fund reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum reserve ratio of 1.35%. For the year ended December 31, 2020, we incurred $17.7 million of FDIC assessment expense.
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
The agencies proposed initial regulations in April 2011 and proposed revised regulations during the second quarter of 2016 that would establish general qualitative requirements applicable to all covered entities. The proposed general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. As of this filing, the agencies have not finalized these proposed regulations.
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
In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency proposed for public comment rules to modernize the agencies' regulations under the CRA. In September 2020, the FRB released for public comment its proposed rules to modernize CRA regulations. We will continue to evaluate the impact of any changes to the CRA regulations.
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

ITEM 1A. RISK FACTORS
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business. The discussion below addresses the most significant factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in "Item 1. Business - Forward-Looking Information." However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks we may face.
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
General Economic and Market Conditions Risk
The COVID-19 pandemic and resulting substantial disruption to global and domestic economies has adversely impacted, and is expected to continue to adversely impact our business operations, asset valuations, and financial results, and the ultimate impact on our business and financial results is uncertain.
The COVID-19 pandemic has created global and domestic economic and financial disruptions that have adversely affected, and are expected to continue to adversely affect, our business operations, asset valuations and financial results. The pandemic has negatively impacted the global and domestic economies, disrupted supply chains, lowered some equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels at an unprecedented pace. Certain industries have been particularly hard hit, including the travel and hospitality industry, the restaurant industry and the retail industry. In addition, the pandemic has resulted in temporary closures of many businesses, the practice of social distancing, and stay-at-home requirements in many states and communities. Should economic impacts of COVID-19 persist or further deteriorate, this macroeconomic environment could have a continued adverse impact on our business, financial condition and results of operations.
The pandemic has influenced and could further influence the recognition of the provision for credit losses in our loan portfolios and has increased and could further increase our allowance for credit losses, depending on the duration of the pandemic, the ongoing impact of government stimulus and the ongoing impact on the overall economy. The provision for credit losses reflects estimates of future credit losses, however the actual credit losses that our loan portfolio may experience remains uncertain since the economic cycle is not complete, particularly as businesses remain closed and as more customers may draw on their lines of credit or seek additional loans to help finance their businesses.
Similarly, because of changing economic and market conditions affecting issuers, the securities we hold may lose value. The volatility in the equity markets has impacted our asset valuations, as evidenced by our goodwill impairment charge in the first quarter of 2020, and asset valuations of goodwill or other assets could be further impacted depending on future developments caused by COVID-19.
As an essential service, our business operations have continued during the pandemic, however they may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. To protect the health and safety of our employees and communities most of our employees continue to work remotely, however, we have temporarily closed certain offices or have limited the capacity of employees allowed in the office. Our branch locations have adapted to the pandemic through various actions depending on the circumstances such as closing lobbies if a drive thru is available, temporarily closing if located within close proximity to another branch or at certain times reducing hours of operation. We may also experience operational difficulties, including increased cybersecurity risk, due to the remote working environments of our employees. We may also experience additional operational risk due to difficulties experienced by our third-party service providers.

Because there have been no comparable recent global pandemics that resulted in a similar global impact, the full extent to which the COVID-19 pandemic will impact our business operations, asset valuations and financial results will depend on future developments which remain uncertain and cannot be predicted. These include the scope and duration of the pandemic, including new strains of the virus, the efficacy and distribution of, and participation in, vaccination programs, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our employees, customers and third-party service providers, as well as other market participants, and the effectiveness of actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic continues to spread, morph or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations, cash flows, and ability to pay dividends, as well as our regulatory capital and liquidity ratios could be materially adversely affected.
COVID-19 negatively affected the U.S. and global economies and has more adversely affected certain borrowers’ abilities to repay all amounts that are contractually owed to us.
The adverse economic conditions stemming from the global COVID-19 pandemic has adversely affected the credit status of some of our borrowers. We have been monitoring certain loan portfolio segments that have been more obviously and immediately impacted. At December 31, 2020, these included hotel real estate mortgage loans, hotel construction real estate loans, and hotel and motel SBA program real estate loans that totaled $1.2 billion; retail real estate mortgage loans, retail construction real estate loans, and retail SBA program real estate loans that totaled $597.9 million; commercial aircraft loans, leases, and operating leases with passenger airlines that totaled $171.5 million; and restaurant real estate mortgage loans, restaurant SBA program real estate loans, and various restaurant commercial and industrial loans that totaled $151.0 million.
We responded by constructively working with affected borrowers, allowing for the deferral of loan payments and the extension of maturity dates, and amending our agreements with them in other ways when appropriate and warranted. Even with our actions to assist our borrowers coping with the pandemic, we may not recover all amounts contractually owed to us as noted under “Credit Risk” below.
Our business is adversely affected by unfavorable economic, market, and political conditions.
The capital and credit markets have experienced unprecedented levels of volatility and disruption over the last year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the current recession in the United States and the COVID-19 pandemic, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and business investment. Unemployment has receded from the sharp increases in the second quarter of 2020 but remains elevated.
In the event of a sustained economic recession, our operating results could be adversely affected because we could experience higher loan and lease charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Sources of global economic and market instability include, but are not limited to, the impact of Brexit and potential economic slowdown in Europe or the United States (but we would not expect a direct impact as we do not operate in the United Kingdom), the impact of trade negotiations, economic challenges in China, including global economic ramifications of Chinese economic difficulties, and the effects of the pandemic or other health crises. Various market conditions also affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans and leases. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which may adversely affect businesses’ ability to raise capital and/or service their debts. Political and electoral changes, developments, conflicts and conditions (such as changes proposed by the new Presidential administration) have in the past introduced, and may in the future introduce, additional uncertainty also affect our operating results.

An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:
•a decrease in the demand for our loans and leases and other products and services offered by us;
•a decrease in our deposit balances due to overall reductions in the accounts of customers;
•a decrease in the value of collateral securing our loans and leases;
•an increase in the level of nonperforming and classified loans and leases:
•an increase in provisions for credit losses and loan and lease charge-offs;
•a decrease in net interest income derived from our lending and deposit gathering activities;
•a decrease in the Company's stock price;
•a decrease in our ability to access the capital markets; or
•an increase in our operating expenses associated with attending to the effects of certain circumstances listed above.
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
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk. The credit quality of our portfolio can have a significant impact on our earnings. We expect to experience charge-offs and delinquencies on our loans and leases in the future. Many borrowers have been negatively impacted by the COVID-19 pandemic and related economic consequences, and may continue to be similarly or more severely affected in the future. Our clients' actual operating results may be worse than our underwriting indicated when we originated the loans and leases, and in these circumstances, if timely corrective actions are not taken, we could incur substantial impairment or loss of the value on these loans and leases. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes may cause us to make loans and leases that we otherwise would not have made or to fund advances that we otherwise would not have funded, either of which could result in losses on loans and leases, or necessitate that we significantly increase our allowance for loan and lease losses. As a result, we could suffer loan losses and have nonperforming loans and leases, which could have a material adverse effect on our net earnings and results of operations and financial condition, to the extent the losses exceed our allowance for loan and lease losses.
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
Effective January 1, 2020, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” commonly referred to as the “Current Expected Credit Losses” standard, or “CECL.” CECL changed the allowance for credit losses methodology from an incurred loss concept to an expected loss concept, which is more dependent on future economic forecasts, assumptions, and models than the previous accounting standards and could result in increases and add volatility to our allowance for credit losses and future provisions for loan losses. These forecasts, assumptions, and models are inherently uncertain and are based upon management’s reasonable judgment in light of information currently available. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results.
Our federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in our loan and lease portfolio, we cannot provide assurance that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. We also cannot be certain that actual results will be consistent with forecasts and assumptions used in our CECL modeling. Any of these occurrences could materially and adversely affect our financial condition and results of operations. For more information, see Note 1(a). Nature of Operations and Summary of Significant Accounting Policies - Accounting Standards Adopted in 2020 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
Our loans and leases are concentrated by location, collateral value, and borrower type which could exacerbate credit losses if certain markets or industries were to experience economic difficulties or operating issues.
Real estate mortgage loans and real estate construction and land loans comprised 59% of our total loans and leases at December 31, 2020. Of total loans and leases, 36% are secured by real estate collateral located in California, 27% are secured by multi-family properties, and 6% are secured by commercial real estate construction projects.
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
At December 31, 2020, there were eight individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $135 million. At December 31, 2020, these eight individual commitments totaled $954 million and had an aggregate outstanding balance of $526 million. The projects financed by these commitments are six multi-family projects, one mixed use property, and a hotel. For these eight commitments, the average commitment to budgeted project cost ratio was 51.7%.
At December 31, 2020, we had nine individual loan commitments greater than or equal to $150 million that ranged in size from $150 million to $400 million and totaled $1.9 billion and had an aggregate outstanding balance of $760 million. Six of these commitments totaling $1.4 billion were equity fund loans, two of these commitments totaling $350 million were lender finance loans, and one of these commitments totaling $150 million was a commercial real estate loan.
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
Part of our strategy is focused on providing banking products and credit to entrepreneurial and venture-backed businesses, including companies that receive financial support from sophisticated investors, including venture capital or private equity firms, and corporate investors. We derive a significant portion of deposits, including large deposits, from these companies and provide them with loans as well as other banking products and services. In many cases, our credit decisions are based on our analysis of the likelihood that our venture capital-backed clients will receive additional rounds of equity capital from investors. If the amount of capital available to such companies decreases, we could suffer loan losses, which could have a material adverse effect on our deposit balances, net earnings, allowance for loan and lease losses, financial condition, and results of operations.
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
Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Changes in market interest rates generally affect loan volume, loan yields, funding sources and funding costs. Our net interest spread depends on many factors that are partly or completely out of our control, including competition, general economic conditions, and federal economic monetary and fiscal policies, and in particular, the Federal Reserve Board. After steadily increasing the target federal funds rate in 2018 and 2017, the Federal Reserve Board in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic in March 2020, an additional 150 basis point decrease to a range of 0.00% to 0.25% as of March 31, 2020 where it has remained. The Federal Reserve Board could make additional changes during 2021 subject to economic conditions. A prolonged low interest rate environment could negatively impact our net interest margin as assets reprice that are not subject to interest rate floors.
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
Accordingly, changes in levels of interest rates could materially and adversely affect our net interest margin, asset quality, loan origination volume, average loan portfolio balance, liquidity, and overall profitability.

We may be adversely impacted by the transition from LIBOR as a reference rate.
In 2017, the Financial Conduct Authority announced that after 2021 it will no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.
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
We have a significant number of loans, some securities and borrowings, such as our TruPS, and one deposit product with attributes that are either directly or indirectly dependent on LIBOR. We have not yet determined the optimal reference rate(s) that we will ultimately use for our financial instruments going forward; however, it appears likely that it will be SOFR. We have organized a multidisciplinary project team to identify operational and contractual best practices, assess our risks, identify the detailed list of all financial instruments impacted, manage the transition, facilitate communication with our customers and counterparties, and monitor the impacts. We have drafted and begun including fallback language in our loan agreements beginning in August of 2019.
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
The fair market value of our investment securities may be adversely affected by general economic and market conditions, including changes in interest rates, credit spreads, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio or any given market segment or industry in which we are invested. We analyze our securities, all of which are classified as available-for-sale, on a quarterly basis to measure currently expected credit losses. The process for determining currently expected credit losses usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving principal and interest payments sufficient to recover our amortized cost of the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize credit losses in future periods, which could have a material adverse effect on our business, financial condition, or results of operations.

Capital and Liquidity Risk
Capital and Liquidity Risk Is the Risk of Loss Resulting from Insufficient Capital Levels or Inadequate Liquid Assets That Could Impair Our Ability to Operate Free of Regulatory Enforcement Actions and to Meet Our Contractual and Contingent Financial Obligations, On- or Off-Balance Sheet, as They Become Due.
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

Regulatory, Compliance and Legal Risk
Regulatory, Compliance and Legal Risk Is the Risk of Loss Related to Violations of Laws, Rules, or Regulations, or from Non-Conformance with Prescribed Practices, Internal Policies and Procedures, Contractual Obligations and Other Legal and Ethical Standards.
Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition, and results of operations.
The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP.
The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP. Subsequent rounds of legislation and associated agency guidance have not provided necessary clarity and have created potential additional inconsistencies and ambiguities. Accordingly, the Company is exposed to risks relating to noncompliance with the PPP.
Additionally, since the launch of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, as well as litigation regarding the alleged nonpayment of fees that may be due to certain agents who facilitated PPP loan applications. The Company may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company and is not resolved in a manner favorable to the Company, it may result in significant financial liability or adversely affect the Company’s reputation. Regardless of outcome, litigation can be costly and distracting. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.
PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the PPP loans are guaranteed by the SBA, various regulatory requirements will apply to our ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty.
In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced, such as an issue with the eligibility of borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operations of the PPP. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

We are subject to extensive regulation, which could materially and adversely affect our business.
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. The Company is subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision by the FDIC, DFPI and CFPB. The laws and regulations applicable to us govern a variety of matters, including, but not limited to, permissible types, amounts and terms of loans and investments we make, the maximum interest rate that may be charged, consumer disclosures on the products and services we offer, the amount of reserves we must hold against our customers' deposits, the types of deposits we may accept and the rates we may pay on such deposits, the establishment of new branch offices by the Bank, maintenance of adequate capital and liquidity, restrictions on dividends, and stock repurchases. We must obtain approval from our regulators before engaging in certain activities, including certain acquisitions, and there can be no assurance that any regulatory approvals we may require will be obtained, or obtained without conditions, either in a timely manner or at all. Our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute unsafe or unsound banking practice. While we have policies and procedures designed to prevent violations of the extensive federal and state regulations, any failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in regulatory enforcement actions, civil monetary penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition, or results of operation.
Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change. The ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. There can be no assurance that laws, rules, and regulations, including any future government stabilization program, will not be proposed or adopted in the future, which could (i) subject us to additional restrictions, (ii) make compliance much more difficult or expensive, (iii) restrict our ability to originate, broker, or sell loans or accept certain deposits, (iv) further limit or restrict the amount of commissions, interest, or other charges earned on loans originated or sold, or (v) otherwise materially and adversely affect our business or prospects for business. While new legislation in 2018 scaled back portions of the Dodd-Frank Act, the new administration in the United States may adopt, enhance or modify bank regulation, and any such new, enhanced or modified regulations could adversely affect our financial condition or results of operations.
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
The Company and its subsidiaries are subject to changes in federal and state tax laws, interpretation of existing laws, and examinations and challenges by taxing authorities.
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
In the normal course of business, we are routinely subjected to examinations and audits from federal, state, and local taxing authorities regarding tax positions taken by us and the determination of the amount of taxes due. These examinations may relate to income, franchise, gross receipts, payroll, property, sales and use, or other tax returns. The challenges made by taxing authorities may result in adjustments to the amount of taxes due, and may result in the imposition of penalties and interest. If any such challenges are not resolved in our favor, they could have a material adverse effect on our financial condition, results of operations, and liquidity.

We are subject to claims and litigation which could adversely affect our cash flows, financial condition, and results of operations, or cause us significant reputational harm.
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
Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, such as the Gramm-Leach-Bliley Act, which among other things requires privacy disclosures, and maintenance of a robust security program that are increasingly subject to change which could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. We are also subject to the recently enacted California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020, and provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Our regulators also hold us responsible for privacy and data protection obligations performed by our third party service providers while providing services to us.
New or changes to existing laws increase our costs of compliance and business operations and could reduce income from certain business initiatives, including increased privacy-related enforcement activity, higher compliance and technology costs and could restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.
Risk of the Competitive Environment in which We Operate
Our ability to attract and retain qualified employees is critical to our success.
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

Risks Related to Risk Management
Risks Related to Risk Management Is the Risk of Loss Resulting from Unknown Risks and Our Inability to Timely and Adequately Identify, Monitor and Manage Key Risks That May Affect Our Business.
Our acquisitions may subject us to unknown risks.
As an active acquirer having successfully completed 30 acquisitions since 2000, certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from deterioration in the credit quality of the acquired loans; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such loss or increased costs.
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
A failure, interruption, or breach in the security of our systems, or those of contracted vendors, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.
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

Despite efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate, detect or recognize threats to our systems or to implement effective preventive measures against all security breaches of these types inside or outside our business, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including individuals or groups who are associated with external service providers or who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. Similar to other companies, risks and exposures related to cybersecurity attacks have increased as a result of the COVID-19 pandemic, the related increased reliance on remote working and increase in digital operations in efforts to comply with state and local mandates. Such risks and exposures are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats and the expanding use of technology, as our web-based product offerings grow or we expand internal usage of web-based applications.
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
Severe weather, natural disasters, acts of war or terrorism, new public health issues, or other adverse external events could harm the Company's business.
Severe weather, natural disasters, acts of war or terrorism, new public health issues, and other adverse external events could have a significant impact on our ability to conduct business. The nature and level of severe weather and/or natural disasters cannot be predicted and may be exacerbated by global climate change. Severe weather and natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California, in which a substantial portion of our business and a substantial portion of our loan collateral is located, is susceptible to severe weather and natural disasters such as earthquakes, floods, droughts and wildfires. Additionally, the United States remains a target for potential acts of war or terrorism. Moreover, a new public health issue, such as a major epidemic or another pandemic, could adversely affect economic conditions. Severe weather, natural disasters, acts of war or terrorism, public health issues, or other adverse external events could each negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.

Risk from Accounting and Other Estimates
Risk from Accounting and Other Estimates Is the Risk That the Estimates and Assumptions That We Use in Preparing Our Consolidated Financial Statements and In Models We Utilize to Make Business Decisions May Be Subject to Adjustment for Reasons Within or Beyond Our Control, Which Could Result in Unexpected Losses and Adverse Effects on Our Financial Condition.
The Company's consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, particularly in light of the adoption of the new CECL standard on January 1, 2020; the carrying value of goodwill or other intangible assets; the fair value estimates of certain assets and liabilities; and the realization of deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
There are risks resulting from the extensive use of models in our business.
We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes, as a result new experiences or events which are not part of historical experience can significantly increase model imprecision and impact model reliability. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables (unemployment, Real GDP etc.) upon which we rely. Some of the decisions that our regulators make, including those related to capital distributions, could be affected due to the perception that the quality of the models used to generate the relevant information is insufficient, which could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases. Our reliance on models continues to increase as rules, guidance and expectations change. The most recent example of this is the additional models used in the determination of our allowance for credit losses under CECL, which we adopted on January 1, 2020.

Risks Related to Investments in Our Securities
The primary source of the holding company's liquidity from which we pay dividends, among other things, is the receipt of dividends from the Bank.
The holding company, PacWest, is a legal entity separate and distinct from the Bank and our other subsidiaries. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DFPI could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the holding company, it is likely that we, in turn, would have to discontinue capital distributions in the form of dividends or share repurchases and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or subordinated debentures. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividend paid during such period. The Bank had a net loss of $256.7 million during the three fiscal years of 2020, 2019, and 2018 due to the $1.47 billion goodwill impairment in the first quarter of 2020, compared to dividends of $1.3 billion paid by the Bank during that same period. During 2020, PacWest received $258.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $2.0 billion at December 31, 2020, for the foreseeable future, any cash dividends from the Bank to the holding company will continue to require DFPI and FDIC approval. The inability of the Bank to pay dividends to the holding company could have a material adverse effect on our business, including the market price of our common stock.
We may reduce or discontinue the payment of dividends on common stock.
Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends is subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debentures. Notification to the FRB is also required prior to our declaring and paying a cash dividend during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. The Company reported a net loss of $1.2 billion in 2020 due primarily to the $1.47 billion goodwill impairment recorded in the first quarter of 2020. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our stockholders. We cannot provide assurance that we will continue paying dividends on our common stock at current levels or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 31, 2021, we had a total of 138 properties consisting of 72 full-service branch offices and 66 other offices. We own four locations and the remaining properties are leased. Our properties are located throughout the United States, however, approximately 77% are located in California. We lease our principal office, which is located at 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212.
For additional information regarding properties of the Company and Pacific Western, see Note 6. Premises and Equipment, Net of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Marketplace Designation and Holders
Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol “PACW.” As of February 17, 2021, and based on the records of our transfer agent, there were approximately 1,673 record holders of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2020 regarding securities issued and to be issued under our equity compensation plans in effect during fiscal year 2020:

		Number of Securities		Weighted	Number of Securities
		to be Issued Upon		Average Exercise	Remaining Available
		Exercise of		Price of	for Future Issuance
		Outstanding		Outstanding	Under Equity
		Options,		Options,	Compensation Plans
		Warrants, and		Warrants, and	(Excluding Securities
		Rights		Rights	Reflected in Column (a))
Plan Category	Plan Name	(a)		(b)	(c)
Equity compensation plans	PacWest Bancorp
approved by security	2017 Stock Incentive
holders	Plan (1)	315,008	(2)	$—	1,419,006	(3)
Equity compensation plans
not approved by security
holders	None	—		—	—
Total		315,008		$—	1,419,006
__________________________________
(1)    The PacWest Bancorp 2017 Stock Incentive Plan (the “2017 Incentive Plan”) was approved by our stockholders at our May 15, 2017 Annual Meeting of Stockholders, authorizing 4,000,000 shares for issuance. Upon approval of the 2017 Incentive Plan by our stockholders, the PacWest 2003 Stock Incentive Plan (the "2003 Incentive Plan") was frozen and no new awards can be granted under the 2003 Incentive Plan.
(2)     Amount includes PRSUs granted in 2020, 2019, and 2018 that may be issued at the end of their three-year performance period if certain financial metrics are met. The number of units shown represents a target amount and the number of units that will ultimately vest is unknown. Amount does not include 1,608,126 shares of unvested time-based restricted stock outstanding under the 2017 Incentive Plan with a zero exercise price as of December 31, 2020.
(3)    The 2017 Incentive Plan permits these remaining shares to be issued in the form of options, restricted stock, or stock appreciation rights.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Repurchases of Common Stock
The following table presents stock repurchases we made during the fourth quarter of 2020:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
				(In thousands)
October 1 – October 31, 2020	3,545	$19.24	—	$200,000
November 1 – November 30, 2020	7,254	$23.26	—	$200,000
December 1 – December 31, 2020	—	$—	—	$200,000
Total	10,799	$21.94	—
___________________________________
(1)    Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.
(2) The Stock Repurchase Program was initially authorized by PacWest's Board of Directors on October 17, 2016. On February 12, 2020, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million. The new Stock Repurchase Program is effective from February 29, 2020 and terminates on February 28, 2021. On April 21, 2020, stock repurchases under the current Stock Repurchase Program were suspended indefinitely. All shares repurchased under the various Stock Repurchase Programs were retired upon settlement.
Five-Year Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2020, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the “NASDAQ Composite Index”), and (2) the Total Return Index for KBW NASDAQ Regional Bank Stocks (the “KBW Regional Banking Index”). This comparison assumes $100 was invested on December 31, 2015, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company's total cumulative loss was (23.61)% over the five year period ending December 31, 2020 compared to gains of 171.64% and 31.91% for the NASDAQ Composite Index and KBW Regional Banking Index.

___________________________________
* $100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2015	2016	2017	2018	2019	2020
PacWest Bancorp	$100.00	$133.10	$128.47	$88.91	$108.99	$76.39
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
KBW Regional Banking Index	100.00	139.02	141.45	116.70	144.49	131.91

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2020. The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements as of December 31, 2020 and 2019, and for each of the years in the three-year period ended December 31, 2020 and the related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” Our acquisitions may materially affect the comparability of the information reflected in the selected financial data presented in Item 6. Operating results of acquired companies are included from the respective acquisition dates.

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts and percentages)
Results of Operations:
Interest income	$1,103,491	$1,219,893	$1,161,670	$1,052,516	$1,015,912
Interest expense	(88,933)	(205,264)	(120,756)	(72,945)	(54,621)
Net interest income	1,014,558	1,014,629	1,040,914	979,571	961,291
Provision for credit losses	(339,000)	(22,000)	(45,000)	(57,752)	(65,729)
Net interest income after provision for credit losses	675,558	992,629	995,914	921,819	895,562
Gain (loss) on sale of securities	13,171	25,445	8,176	(541)	9,485
FDIC loss sharing expense, net	—	—	—	—	(8,917)
Other noninterest income	132,889	117,117	140,459	129,114	111,907
Total noninterest income	146,060	142,562	148,635	128,573	112,475
Foreclosed assets income (expense), net	17	3,555	751	(1,702)	(1,881)
Acquisition, integration and reorganization costs	(1,060)	(349)	(1,770)	(19,735)	(200)
Goodwill impairment	(1,470,000)	—	—	—	—
Other noninterest expense	(512,976)	(505,457)	(510,213)	(474,224)	(448,020)
Total noninterest expense	(1,984,019)	(502,251)	(511,232)	(495,661)	(450,101)
Earnings (loss) before income taxes	(1,162,401)	632,940	633,317	554,731	557,936
Income tax expense	(75,173)	(164,304)	(167,978)	(196,913)	(205,770)
Net earnings (loss)	$(1,237,574)	$468,636	$465,339	$357,818	$352,166

Per Common Share Data:
Basic and diluted earnings (loss) per share (EPS)	$(10.61)	$3.90	$3.72	$2.91	$2.90
Cash dividends declared per share	$1.35	$2.40	$2.30	$2.00	$2.00
Book value per share (1)(2)	$30.36	$41.36	$39.17	$38.65	$36.93
Tangible book value per share (1)(2)	$21.05	$19.77	$18.02	$18.24	$18.71
Shares outstanding at year-end (2)	118,415	119,782	123,190	128,783	121,284
Average shares outstanding for basic and diluted EPS	116,853	118,966	123,640	121,613	120,239
________________________________
(1)    For information regarding this calculation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Non‑GAAP Measurements.”
(2)    Includes 1,608,126 shares, 1,513,197 shares, 1,344,656 shares, 1,436,120 shares, and 1,476,132 shares of unvested restricted stock outstanding at December 31, 2020, 2019, 2018, 2017, and 2016.

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$29,498,442	$26,770,806	$25,731,354	$24,994,876	$21,869,767
Cash and cash equivalents	3,160,661	637,624	385,767	398,437	419,670
Investment securities	5,252,841	3,838,111	4,041,534	3,795,221	3,245,700
Loans and leases held for investment (3)	19,083,377	18,846,872	17,957,713	16,914,707	15,347,530
Goodwill	1,078,670	2,548,670	2,548,670	2,548,670	2,173,949
Core deposit and customer relationship intangibles	23,641	38,394	57,120	79,626	36,366
Deposits	24,940,717	19,233,036	18,870,501	18,865,536	15,870,611
Borrowings	5,000	1,759,008	1,371,114	467,342	905,812
Subordinated debentures	465,812	458,209	453,846	462,437	440,744
Stockholders’ equity	3,594,951	4,954,697	4,825,588	4,977,598	4,479,055

Performance Ratios:
Return on average assets	(4.46)%	1.80%	1.91%	1.58%	1.66%
Return on average equity	(32.08)%	9.63%	9.68%	7.71%	7.85%
Return on average tangible equity (1)	10.36%	21.49%	22.25%	15.75%	16.25%
Net interest margin	4.05%	4.54%	5.05%	5.10%	5.40%
Yield on average loans and leases	5.18%	6.00%	6.22%	5.97%	6.32%
Cost of average total deposits	0.27%	0.77%	0.44%	0.27%	0.20%
Efficiency ratio	43.1%	42.7%	41.0%	40.8%	39.8%
Equity to assets ratio (1)	12.2%	18.5%	18.8%	19.9%	20.5%
Tangible common equity ratio (1)	8.8%	9.8%	9.6%	10.5%	11.5%
Average equity to average assets ratio	13.9%	18.6%	19.8%	20.5%	21.2%
Dividend payout ratio	(12.9)%	61.7%	61.9%	69.1%	69.1%

Capital Ratios (consolidated):
Tier 1 leverage ratio	8.55%	9.74%	10.13%	10.66%	11.91%
Tier 1 capital ratio	10.53%	9.78%	10.01%	10.91%	12.31%
Total capital ratio	13.76%	12.41%	12.72%	13.75%	15.56%

Allowance for Credit Losses Data (3):
Allowance for credit losses	$433,752	$174,646	$169,333	$161,647	$161,278
Allowance for credit losses to loans and leases	2.27%	0.93%	0.94%	0.96%	1.05%
Allowance for credit losses to nonaccrual loans and leases	475.8%	189.1%	213.5%	103.8%	94.5%
Net charge-offs to average loans and leases	0.45%	0.09%	0.26%	0.40%	0.15%

Nonperforming Assets Data (4):
Nonaccrual loans and leases	$91,163	$92,353	$79,333	$157,545	$173,527
Accruing loan past due 90 days or more	—	—	—	—	—
Foreclosed assets, net	14,027	440	5,299	1,329	12,976
Total nonperforming assets	$105,190	$92,793	$84,632	$158,874	$186,503

Nonaccrual loans and leases to loans and leases	0.48%	0.49%	0.44%	0.93%	1.12%
Nonperforming assets to loans and leases and
foreclosed assets	0.55%	0.49%	0.47%	0.94%	1.21%
________________________________
(3)    Amounts and ratios related to 2020, 2019, and 2018 are for total loans and leases held for investment, net of deferred fees. Amounts and ratios related to 2017 and 2016 are for Non-PCI loans and leases held for investment, net of deferred fees.
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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 70 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank also offers venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
At December 31, 2020, the Company had total assets of $29.5 billion, including $19.1 billion of total loans and leases, net of deferred fees, and $5.2 billion of securities available-for-sale, compared to $26.8 billion of total assets, including $18.8 billion of total loans and leases, net of deferred fees, and $3.8 billion of securities available-for-sale at December 31, 2019. The $2.7 billion increase in total assets since year-end was due primarily to a $2.5 billion increase in interest-earning deposits in financial institutions and a $1.4 billion increase in securities available-for-sale, offset partially by a $1.47 billion write-down of goodwill.
At December 31, 2020, the Company had total liabilities of $25.9 billion, including total deposits of $24.9 billion and borrowings of $5.0 million, compared to $21.8 billion of total liabilities, including $19.2 billion of total deposits and $1.8 billion of borrowings at December 31, 2019. The $4.1 billion increase in total liabilities since year-end was due mainly to increases of $6.1 billion in core deposits and $653.1 million in non-core non-maturity deposits, offset partially by decreases of $1.8 billion in borrowings, primarily FHLB advances, and $1.0 billion in time deposits. The increase in core deposits was due primarily to capital market activities by our venture banking clients, which saw deposits increase by $3.9 billion to $11.0 billion at December 31, 2020, and to PPP loan proceeds being deposited into customers' accounts. At December 31, 2020, core deposits totaled $22.3 billion, or 89% of total deposits, including $9.2 billion of noninterest-bearing demand deposits, or 37% of total deposits.
At December 31, 2020, the Company had total stockholders' equity of $3.6 billion compared to $5.0 billion at December 31, 2019. The $1.36 billion decrease in stockholders' equity since year-end was due mainly to a $1.24 billion net loss, attributable primarily to a $1.47 billion goodwill impairment charge, $159.7 million of cash dividends paid, and $70.0 million of common stock repurchased under the Stock Repurchase Program, offset partially by a $93.9 million increase in accumulated other comprehensive income. Consolidated capital ratios remained strong and continued to increase with Tier 1 capital and total capital ratios of 10.53% and 13.76% at December 31, 2020, up 75 basis points and 135 basis points compared to December 31, 2019.

Recent Events
Acquisition of Civic Ventures, LLC
On February 1, 2021, the Bank acquired Civic Ventures, LLC and subsidiaries (“Civic”) in an all-cash transaction. The acquisition is not considered significant under SEC regulations. Civic Financial Services is the primary operating entity of Civic. Civic is one of the leading institutional private lenders in the United States specializing in residential non-owner-occupied investment properties. Civic will operate as a wholly-owned subsidiary of the Bank. The acquisition of Civic advances the Bank’s strategy to expand its lending portfolio and diversify its revenue streams.
COVID-19 Pandemic
The outbreak of the Coronavirus Disease ("COVID-19") pandemic has impacted our business and operations in several ways as outlined below. Our first and continuing priority remains the safety and health of our employees and customers as we navigate our way through the pandemic. In the first quarter of 2020, we activated our Business Continuity Team and Pandemic Plan under the direction of a special task force comprised of executive level management from various departments to work closely with the Business Continuity Team to help lead our people and our business through this period of uncertainty. The special task force has continued to meet at least weekly since the onset of the pandemic.
Our Employees
We took several actions in March 2020 to move everyone possible to a remote working environment, which has continued to this day; however, as an essential business service, some of our employees are required to work at one of our critical offices or at one of our branch locations where we are practicing social distancing and other safety measures. We have applied social distancing, wearing of face masks, remote working, additional cleaning, reminders of frequent handwashing, installation of plexiglass barriers among other steps to ensure the health and safety of employees and customers. We suspended all employee business travel and canceled all hosted client events. We require anyone who has traveled personally to a foreign country or on a cruise, to self-quarantine for 14 days. Despite these restrictions, we have remained fully operational and able to meet the needs of our clients and the communities we serve. To recognize our employees who must work in our branches or critical locations, we paid a special bonus of up to $1,000 in the second quarter of 2020. We have begun to re-open some office locations if permitted under local government guidance, but any such re-openings generally remain limited to no more than a 50% capacity. Despite some re-openings, the vast majority of our non-branch employees continue to work remotely.
Our Clients and Branch Operations
Our primary branch operations are within California, which continues to work its way through the State's Resilience Roadmap from the initial "Stay-at-home" order issued on March 13, 2020 to the subsequent executive orders and phased-in guidance issued for re-openings. As a large state, the stages of re-opening vary by county and thus the impact to our operations varies by county. At the outset of the COVID-19 pandemic, we closed 19 branches along with the lobbies of 27 additional branches where drive-up tellers are available. In June 2020, we re-opened 17 of the 19 branches and decided to permanently close two branches in the third quarter and two more branches in the fourth quarter. In February 2021, we re-opened the 27 lobbies and are now operating all branches normally. We continue to monitor the pandemic's impact on our branch operations and have alternative plans in place in the event we need to reduce branch hours, temporarily close branches in close proximity to each other, or stagger the hours of our employees, all in an effort to keep our employees and customers safe while meeting the needs of our customers.

Impact to Our Business
From a business perspective, the impacts in 2020 from the COVID-19 pandemic have been primarily related to our loan portfolio. In the early stages of the COVID-19 pandemic, we experienced an increase in customers seeking loan modifications through payment deferrals and extension of terms. As of December 31, 2020, active loan payment deferral modifications represented approximately 0.8% of the loan portfolio, down from approximately 6.6% of the loan portfolio at June 30, 2020. Most of the modifications were for payment deferrals for three months, while some deferrals were up to six months. The remaining $155 million of loans on deferral as of December 31, 2020 expire by June 30, 2021.We also granted maturity extensions totaling approximately $376 million primarily for three months, while some extensions were for one year. The Company did not apply a TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act.
We actively participated in the Paycheck Protection Program ("PPP"), under the provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act by funding approximately 4,100 loans, most with two year terms, for $1.2 billion. As of December 31, 2020, PPP loans had an outstanding balance of approximately $1.1 billion. The loans have two or three year terms with a 1% loan coupon rate and origination fees that varied from 1% to 5% depending on the size of the loan. These fees, which originally totaled approximately $36.4 million, are recognized over the life of the loan with the fee recognition accelerated upon forgiveness or repayment of the loan. As of December 31, 2020, the remaining unamortized fees, net of deferred costs, totaled $19.4 million. The PPP loans are fully guaranteed by the SBA and do not carry an allowance. Our participation in the PPP resulted in a corresponding increase in core deposits in the second quarter of 2020 due to PPP loan proceeds being deposited into customers' accounts. We intend to participate in the second round of the PPP program in 2021, but expect the dollar amount of loans funded to be less than the original program.
As the COVID-19 pandemic unfolded in March 2020, we immediately enhanced the monitoring of our loan and lease portfolio with particular emphasis on certain loan and lease portfolios that we expected to be most impacted by the COVID-19 pandemic, such as the hotel, retail, commercial aviation, restaurant, and oil services loan and lease portfolios. The hotel portfolio as of December 31, 2020 is comprised of hotel CRE loans of $571.9 million, hotel construction loans of $549.0 million, and hotel SBA loans of $29.6 million. The economic impacts caused by the COVID-19 pandemic precipitated loan and lease risk rating downgrades across these loan and lease portfolios, resulting in increases of $398.3 million in special mention loans and $89.4 million in classified loans during the year ended December 31, 2020, most of which occurred in the first quarter.
The table below shows our exposure to these loan and lease portfolios, which includes equipment leased to others under operating leases, as of the date indicated:

	December 31, 2020
					% of
		Special			Total Loans
Loan and Lease Portfolio	Classified	Mention	Pass	Total	and Leases
	(Dollars in thousands)
Hotel	$82,509	$269,970	$798,049	$1,150,528	6.0%
Retail CRE	24,478	—	444,670	469,148	2.5%
Commercial aviation	19,417	109,473	110,113	239,003	1.3%
Restaurant	6,781	19,636	124,598	151,015	0.8%
Oil services	4,274	5,124	70,223	79,621	0.4%
Total	$137,459	$404,203	$1,547,653	$2,089,315	10.9%

The deterioration in economic conditions caused by the COVID-19 pandemic has significantly impacted the economic forecasts and assumptions used in our estimation process for the allowance for credit losses under CECL. Although our provision for credit losses for the fourth quarter of 2020 decreased by $87.0 million from the third quarter of 2020 to $10.0 million, the provision for credit losses increased by $317.0 million to $339.0 million during the year ended December 31, 2020 when compared to the same period in 2019. Deterioration in the macro-economic variables used in economic forecasts we utilize in our allowance for credit losses estimation has contributed to a higher provision for credit losses for the year. For further details on CECL and the impacts to our process in the year, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein. .
During the first quarter of 2020, the economic impact of the COVID-19 pandemic also resulted in market volatility and a significant decline in stock market valuations, including our stock price. As a result, we performed a goodwill impairment assessment and recorded goodwill impairment of $1.47 billion in the first quarter, as the estimated fair value of equity was less than book value as of March 31, 2020. This is a non-cash charge and had no impact on our regulatory capital ratios, cash flows, or liquidity position. The goodwill impairment charge resulted in a net loss of $1.43 billion in the first quarter and although our net earnings excluding the goodwill impairment charge were $36.9 million, or $0.31 per diluted share, the results contributed to our decision to reduce our quarterly dividend from $0.60 per share to $0.25 per share beginning in the second quarter.
On March 23, 2020, we announced the temporary suspension of share repurchases under our stock repurchase program until June 30, 2020 and, subsequently announced on April 21, 2020, the indefinite suspension of any repurchases in light of the COVID-19 pandemic. We have not repurchased any shares since February 28, 2020.
Looking ahead, we expect the operating environment to remain challenging as the duration of the pandemic remains uncertain. The timing and extent of vaccination programs will play an integral role in easing or lifting various restrictions thereby influencing the economic recovery. The economic forecasts will continue to impact our calculations for determining the allowance for credit losses and related provision for credit losses.
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

Our loan origination process emphasizes credit quality. To augment our internal loan production, we have historically purchased multi-family loans from other banks, private student loans from third-party lenders, and single-family renovation construction loans from Civic. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
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

The following table presents the calculation of our efficiency ratio for the years indicated:

		Year Ended December 31,
Efficiency Ratio		2020	2019	2018
		(Dollars in thousands)
Noninterest expense		$1,984,019	$502,251	$511,232
Less:	Intangible asset amortization	14,753	18,726	22,506
	Foreclosed assets (income) expense, net	(17)	(3,555)	(751)
	Goodwill impairment	1,470,000	—	—
	Acquisition, integration and reorganization costs	1,060	349	1,770
Noninterest expense used for efficiency ratio		$498,223	$486,731	$487,707

Net interest income (tax equivalent)		$1,023,466	$1,022,090	$1,048,915
Noninterest income		146,060	142,562	148,635
Net revenues		1,169,526	1,164,652	1,197,550
Less:	Gain on sale of securities	13,171	25,445	8,176
Net revenues used for efficiency ratio		$1,156,355	$1,139,207	$1,189,374

Efficiency ratio		43.1%	42.7%	41.0%

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
Our significant accounting policies and practices are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." We have identified three policies and estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses on loans and leases held for investment, the carrying value of goodwill and other intangible assets, and the realization of deferred income tax assets and liabilities.
Allowance for Credit Losses on Loans and Leases Held for Investment
For information regarding the calculation and policies of the allowance for credit losses on loans and leases held for investment using the CECL methodology effective January 1, 2020, see " - Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" and "Note 1. Nature of Operations and Summary of Significant Accounting Policies - (a) Accounting Standards Adopted in 2020" and "(i) Allowance for Credit Losses on Loans and Leases Held for Investment" of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment. Our regular annual impairment assessment occurs in the fourth quarter. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds its fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the consolidated statements of earnings (loss).
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

Non-GAAP Measurements
We use certain non‑GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. We use the following non-GAAP measures in this Form 10-K:
•Return on average tangible equity, tangible common equity ratio, and tangible book value per share: Given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to the related GAAP measures of return on average equity, equity to assets ratio, and book value per share, respectively. In 2020, we changed the calculation of return on average tangible equity to add back intangible asset amortization to net earnings to arrive at adjusted net earnings. Prior periods have been conformed to the current period presentation. The reconciliations of these non-GAAP measurements to the GAAP measurements are presented in the following tables for and as of the periods presented.

		Year Ended December 31,
Return on Average Tangible Equity		2020	2019	2018
		(Dollars in thousands)
Net earnings (loss)		$(1,237,574)	$468,636	$465,339
Add:	Intangible asset amortization	14,753	18,726	22,506
	Goodwill impairment	1,470,000	—	—
	Adjusted net earnings used for return on average tangible equity	$247,179	$487,362	$487,845

Average stockholders' equity		$3,857,610	$4,864,332	$4,809,667
Less:	Average intangible assets	1,470,989	2,596,389	2,616,820
Average tangible common equity		$2,386,621	$2,267,943	$2,192,847

Return on average equity (1)		(32.08)%	9.63%	9.68%
Return on average tangible equity (2)		10.36%	21.49%	22.25%
____________________________________________________
(1)     Net earnings (loss) divided by average stockholders' equity.
(2)     Adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	December 31,
Tangible Book Value Per Share	2020	2019	2018
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,594,951	$4,954,697	$4,825,588
Less: Intangible assets	1,102,311	2,587,064	2,605,790
Tangible common equity	$2,492,640	$2,367,633	$2,219,798

Total assets	$29,498,442	$26,770,806	$25,731,354
Less: Intangible assets	1,102,311	2,587,064	2,605,790
Tangible assets	$28,396,131	$24,183,742	$23,125,564

Equity to assets ratio	12.19%	18.51%	18.75%
Tangible common equity ratio (1)	8.78%	9.79%	9.60%
Book value per share	$30.36	$41.36	$39.17
Tangible book value per share (2)	$21.05	$19.77	$18.02
Shares outstanding	118,414,853	119,781,605	123,189,833
_________________________________________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Tangible common equity divided by shares outstanding.

•Adjusted net earnings and adjusted earnings per share: These non-GAAP measurements are presented in the following tables for the periods presented. See Note 16. Earnings (Loss) Per Share for the GAAP calculation of earnings per share.

Adjusted Net Earnings and		Year Ended December 31,
Adjusted Earnings Per Share		2020	2019	2018
		(Dollars in thousands)
Adjusted Net Earnings:
Net earnings (loss)		$(1,237,574)	$468,636	$465,339
Add:	Goodwill impairment	1,470,000	—	—
	Adjusted net earnings	$232,426	$468,636	$465,339

Adjusted Basic Earnings Per Share:
Adjusted net earnings		$232,426	$468,636	$465,339
Less:	Earnings allocated to unvested restricted stock	(2,769)	(5,182)	(5,119)
Adjusted net earnings allocated to common shares		$229,657	$463,454	$460,220

Weighted-average basic shares and unvested restricted stock outstanding		118,463	120,468	125,100
Less:	Weighted-average unvested restricted stock outstanding	(1,610)	(1,502)	(1,460)
Weighted-average basic shares outstanding		116,853	118,966	123,640

Adjusted basic earnings per share		$1.97	$3.90	$3.72

Adjusted Diluted Earnings Per Share:
Adjusted net earnings allocated to common shares		$229,657	$463,454	$460,220
Weighted-average diluted shares outstanding		116,853	118,966	123,640
Adjusted diluted earnings per share		$1.97	$3.90	$3.72

Results of Operations
Earnings Performance
2020 Compared to 2019
Net loss for the year ended December 31, 2020 was $1.24 billion, or $10.61 per diluted share, compared to net earnings for the year ended December 31, 2019 of $468.6 million, or $3.90 per diluted share. The $1.71 billion decrease in net earnings was due primarily to a $1.47 billion goodwill impairment charge in the first quarter of 2020, a higher provision for credit losses of $317.0 million, and higher operating expense of $11.8 million, offset partially by higher noninterest income of $3.5 million and lower income tax expense of $89.1 million. The increase in the provision for credit losses for 2020 was the result of the impact of the current economic forecast used in our ACL estimation, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and GDP growth as a result of the COVID-19 pandemic. The increase in operating expense was due mainly to increases of $9.1 million in other expense, $6.2 million in insurance and assessments, $4.8 million in leased equipment depreciation, $3.7 million in customer related expense, and $3.5 million in foreclosed assets expense, offset partially by decreases of $14.4 million in compensation expense and $4.0 million in intangible asset amortization. The increase in noninterest income for 2020 was due primarily to a $15.6 million increase in dividends and gain on equity investments, offset partially by a $12.3 million decrease in gain on sale of securities.
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

Net Interest Income
The following table summarizes the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the years indicated:

	Year Ended December 31,
	2020			2019			2018
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$19,243,961	$995,973	5.18%	$18,330,137	$1,099,118	6.00%	$16,863,673	$1,048,984	6.22%
Investment securities (2)(4)	4,175,918	112,843	2.70%	3,844,328	121,757	3.17%	3,809,383	118,605	3.11%
Deposits in financial institutions	1,856,942	3,583	0.19%	322,366	6,479	2.01%	116,282	2,082	1.79%
Total interest‑earning assets (2)	25,276,821	1,112,399	4.40%	22,496,831	1,227,354	5.46%	20,789,338	1,169,671	5.63%
Other assets	2,475,591			3,608,777			3,516,020
Total assets	$27,752,412			$26,105,608			$24,305,358

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$4,394,742	12,791	0.29%	$3,406,218	41,938	1.23%	$2,445,094	20,049	0.82%
Money market	6,547,027	19,178	0.29%	5,139,623	56,382	1.10%	5,107,888	39,194	0.77%
Savings	538,985	263	0.05%	525,809	891	0.17%	641,720	1,009	0.16%
Time	2,169,324	27,431	1.26%	2,641,135	49,249	1.86%	1,856,126	19,888	1.07%
Total interest-bearing deposits	13,650,078	59,663	0.44%	11,712,785	148,460	1.27%	10,050,828	80,140	0.80%
Borrowings	825,681	8,161	0.99%	1,180,164	26,961	2.28%	570,216	11,985	2.10%
Subordinated debentures	461,059	21,109	4.58%	455,537	29,843	6.55%	454,702	28,631	6.30%
Total interest‑bearing liabilities	14,936,818	88,933	0.60%	13,348,486	205,264	1.54%	11,075,746	120,756	1.09%
Noninterest‑bearing demand
deposits	8,517,281			7,537,172			8,211,475
Other liabilities	440,703			355,618			208,470
Total liabilities	23,894,802			21,241,276			19,495,691
Stockholders’ equity	3,857,610			4,864,332			4,809,667
Total liabilities and
stockholders' equity	$27,752,412			$26,105,608			$24,305,358
Net interest income (2)		$1,023,466			$1,022,090			$1,048,915
Net interest rate spread (2)			3.80%			3.92%			4.54%
Net interest margin (2)			4.05%			4.54%			5.05%

Total deposits (5)	$22,167,359	$59,663	0.27%	$19,249,957	$148,460	0.77%	$18,262,303	$80,140	0.44%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes discount accretion on acquired loans of $13.1 million, $12.1 million, and $29.3 million for 2020, 2019, and 2018, respectively.
(4)    Includes tax-equivalent adjustments of $6.1 million, $6.2 million, and $7.0 million for 2020, 2019, and 2018, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
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
The following table presents changes in interest income (tax equivalent) and interest expense and related changes in rate and volume for the years indicated:

	2020 Compared to 2019			2019 Compared to 2018
	Total	Increase (Decrease)		Total	Increase (Decrease)
	Increase	Due to		Increase	Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(In thousands)
Interest Income:
Loans and leases (1)	$(103,145)	$(155,925)	$52,780	$50,134	$(38,762)	$88,896
Investment securities (1)	(8,914)	(18,926)	10,012	3,152	2,058	1,094
Deposits in financial institutions	(2,896)	(10,322)	7,426	4,397	284	4,113
Total interest income (1)	(114,955)	(185,173)	70,218	57,683	(36,420)	94,103

Interest Expense:
Interest checking deposits	(29,147)	(38,750)	9,603	21,889	12,272	9,617
Money market deposits	(37,204)	(49,689)	12,485	17,188	16,943	245
Savings deposits	(628)	(650)	22	(118)	74	(192)
Time deposits	(21,818)	(14,042)	(7,776)	29,361	18,686	10,675
Total interest-bearing deposits	(88,797)	(103,131)	14,334	68,320	47,975	20,345
Borrowings	(18,800)	(12,280)	(6,520)	14,976	1,125	13,851
Subordinated debentures	(8,734)	(9,091)	357	1,212	1,159	53
Total interest expense	(116,331)	(124,502)	8,171	84,508	50,259	34,249

Net interest income (1)	$1,376	$(60,671)	$62,047	$(26,825)	$(86,679)	$59,854
_____________________
(1)    Tax equivalent.
2020 Compared to 2019
Net interest income held steady at $1.01 billion for both the year ended December 31, 2020 and the year ended December 31, 2019 due mainly to a lower yield on average loans and leases, offset partially by a lower cost of average interest-bearing deposits and a higher balance of average loans and leases. The tax equivalent yield on average loans and leases was 5.18% for the year ended December 31, 2020 compared to 6.00% for 2019. The decrease in the yield on average loans and leases was due mainly to lower loan coupon interest from the repricing of variable-rate loans in conjunction with decreased market rates and a lower rate on loan production from the impact of the PPP loans. Excluding the PPP loans, which have a coupon rate of 1%, the tax equivalent yield on average loans and leases was 5.27% in 2020.

The tax equivalent NIM for the year ended December 31, 2020 was 4.05% compared to 4.54% for the year ended December 31, 2019. The decrease in the tax equivalent NIM was due mostly to the decrease in the yield on average loans and leases as described above, offset partially by the lower cost of average interest-bearing deposits. Excluding the PPP loans, the tax equivalent NIM was 4.08% for the year ended December 31, 2020.
The cost of average total deposits decreased to 0.27% for the year ended December 31, 2020 from 0.77% for 2019 due mainly to lower rates paid on deposits resulting from decreased market rates.
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
The tax equivalent NIM for the year ended December 31, 2019 was 4.54% compared to 5.05% for the year ended December 31, 2018. The decrease in the tax equivalent NIM was due mostly to higher deposit and borrowing costs, as well as the decrease in the yield on average loans and leases as described above. Total discount accretion on acquired loans contributed six basis points to the NIM for year ended December 31, 2019 compared to 14 basis points for 2018.
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

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2020	(Decrease)	2019	(Decrease)	2018
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$293,000	$270,000	$23,000	$(13,774)	$36,774
Addition to (reduction in) reserve for unfunded
loan commitments	46,000	47,000	(1,000)	(9,226)	8,226
Total provision for credit losses	$339,000	$317,000	$22,000	$(23,000)	$45,000

Credit Quality Metrics:
Net charge‑offs on loans and leases held for
investment (1)	$87,221	$70,534	$16,687	$(27,071)	$43,758
Net charge‑offs to average loans and leases	0.45%		0.09%		0.26%
At year-end:
Allowance for credit losses	$433,752	$259,106	$174,646	$5,313	$169,333
Allowance for credit losses to loans and leases
held for investment	2.27%		0.93%		0.94%
Allowance for credit losses to nonaccrual loans
and leases held for investment	475.8%		189.1%		213.5%

Nonaccrual loans and leases held for investment	$91,163	$(1,190)	$92,353	$13,020	$79,333
Performing TDRs held for investment	$14,254	$1,997	$12,257	$(5,444)	$17,701
Classified loans and leases held for investment	$265,262	$89,350	$175,912	$(61,198)	$237,110
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
The provision for credit losses increased by $317.0 million to $339.0 million for the year ended December 31, 2020 compared to $22.0 million for the year ended December 31, 2019 primarily as a result of the impact of the current economic forecast used in our ACL estimation, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and GDP growth as a result of the COVID-19 pandemic.
The provision for credit losses declined by $23.0 million to $22.0 million for the year ended December 31, 2019 compared to $45.0 million for the year ended December 31, 2018 due mainly to lower specific provisions for impaired loans during 2019 and lower provisions related to the reserve for unfunded loan commitments during 2019 due to updates on utilization factors which estimate the percentage of available credit that will be utilized by our borrowers.

Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are an increased amount of classified and/or nonperforming loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions and forecasts. Changes in economic conditions and forecasts include the rate of economic growth, the unemployment rate, the rate of inflation, changes in the general level of interest rates, changes in real estate values, and adverse conditions in borrowers’ businesses. For information regarding the allowance for credit losses on loans and leases held for investment, see "- Critical Accounting Policies and Estimates - Allowance for Credit Losses on Loans and Leases Held for Investment," "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment," Note 1(i). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment, and Note 4. Loans and Leases of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Noninterest Income
The following table summarizes noninterest income by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Income	2020	(Decrease)	2019	(Decrease)	2018
	(In thousands)
Leased equipment income	$43,628	$4,901	$38,727	$846	$37,881
Other commissions and fees	40,347	(3,276)	43,623	(1,920)	45,543
Service charges on deposit accounts	10,351	(4,286)	14,637	(1,872)	16,509
Gain on sale of loans and leases	2,139	1,025	1,114	(3,561)	4,675
Gain on sale of securities	13,171	(12,274)	25,445	17,269	8,176
Other income:
Dividends and gains (losses) on equity investments	14,984	15,551	(567)	(4,374)	3,807
Warrant income	10,609	1,940	8,669	1,191	7,478
Other	10,831	(83)	10,914	(13,652)	24,566
Total noninterest income	$146,060	$3,498	$142,562	$(6,073)	$148,635
2020 Compared to 2019
Noninterest income increased by $3.5 million to $146.1 million for the year ended December 31, 2020 compared to $142.6 million for the year ended December 31, 2019 due mainly to increases of $15.6 million in dividends and gains on equity investments and $4.9 million in leased equipment income, offset partially by decreases of $12.3 million in gain on sale of securities, $4.3 million in service charges on deposit accounts, and $3.3 million in other commissions and fees. Dividends and gains on equity investments increased due primarily to increases in the fair value of equity investments still held and higher gains on sale of equity investments sold. Leased equipment income increased due to early lease terminations resulting in higher termination gains in the year ended December 31, 2020 as compared to the year ended December 31, 2019 and a higher average balance of leases in 2020 resulting in higher lease income as compared to 2019, offset partially by lower rental income attributable to two operating leases placed on nonaccrual status in 2020. The decrease in gain on sale of securities resulted from the sale of $160.3 million of securities for a gain of $13.2 million for the year ended December 31, 2020 compared to sales of $1.6 billion of securities for a gain of $25.4 million for the year ended December 31, 2019. Service charges on deposit accounts decreased due primarily to lower analysis fees and NSF fees for the year ended December 31, 2020 as compared to last year as we waived certain fees for a period of time as part of our response to the COVID-19 pandemic. Other commissions and fees decreased primarily due to lower credit card fee income and lower foreign exchange fees, offset partially by higher customer success fees.

2019 Compared to 2018
Noninterest income declined by $6.1 million to $142.6 million for the year ended December 31, 2019 compared to $148.6 million for the year ended December 31, 2018 due mostly to decreases of $13.7 million in other income, $4.4 million in dividends and gains on equity investments, $3.6 million in gain on sale of loans and leases, and $1.9 million in other commissions and fees, offset partially by an increase in gain on sale of securities of $17.3 million. Other income declined due primarily to lower gains on early lease terminations, lower legal settlements with former borrowers, and lower BOLI income. Dividends and gains on equity investments decreased due primarily to lower gains on the sale of equity investments and lower dividends received in 2019 as compared to 2018 as a significant portion of our equity investments were sold in the second quarter of 2018. Gain on sale of loans and leases declined due to a net gain of $1.1 million on sales of $101.5 million of loans and leases during 2019 compared to a net gain of $4.7 million on sales of $641.9 million of loans and leases during 2018. The loans and leases sold during 2018 included the sale of a large nonaccrual loan for a $2.4 million gain and the settlement of our December 31, 2017 loans held for sale of $481.1 million for a $1.3 million gain. Other commissions and fees decreased due primarily to lower loan prepayment penalty fees of $4.2 million, offset partially by higher foreign exchange fees of $0.8 million, higher unused commitment fees of $0.8 million, and higher customer success fees of $0.5 million. Gain on sale of securities increased due mainly to a net gain of $25.4 million on sales of $1.6 billion of securities during the year ended December 31, 2019 compared to a net gain of $8.2 million on sales of $563.6 million of securities during 2018. The higher gain on sale of securities in 2019 is due primarily to the repositioning of a portion of our securities portfolio in the second quarter of 2019 to shorten the duration of the portfolio, to enhance liquidity, and to take advantage of municipal security price appreciation due to market dynamics from tax law changes. The securities sold in 2018 included $299.9 million that were sold for a gain of $6.3 million in the first quarter of 2018 primarily for reinvestment in higher quality liquid assets, yield, and credit risk purposes.

Noninterest Expense
The following table summarizes noninterest expense by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Expense	2020	(Decrease)	2019	(Decrease)	2018
	(In thousands)
Compensation	$271,494	$(14,368)	$285,862	$3,294	$282,568
Occupancy	57,555	148	57,407	4,184	53,223
Leased equipment depreciation	28,865	4,849	24,016	2,645	21,371
Data processing	26,779	(777)	27,556	331	27,225
Insurance and assessments	22,625	6,221	16,404	(4,301)	20,705
Other professional services	19,917	2,114	17,803	(4,149)	21,952
Customer related expense	17,532	3,693	13,839	3,486	10,353
Intangible asset amortization	14,753	(3,973)	18,726	(3,780)	22,506
Loan expense	13,454	523	12,931	2,362	10,569
Acquisition, integration and reorganization costs	1,060	711	349	(1,421)	1,770
Foreclosed assets income, net	(17)	3,538	(3,555)	(2,804)	(751)
Other	40,002	9,089	30,913	(8,828)	39,741
Total operating expense	514,019	11,768	502,251	(8,981)	511,232
Goodwill impairment	1,470,000	1,470,000	—	—	—
Total noninterest expense	$1,984,019	$1,481,768	$502,251	$(8,981)	$511,232
2020 Compared to 2019
Noninterest expense increased by $1.48 billion to $1.98 billion for the year ended December 31, 2020 compared to $502.3 million for the year ended December 31, 2019 due mainly to a $1.47 billion goodwill impairment charge incurred in the first quarter of 2020. Excluding the goodwill impairment charge, noninterest expense increased by $11.8 million to $514.0 million in 2020. This increase was due mainly to increases of $9.1 million in other expense, $6.2 million in insurance and assessments, $4.8 million in leased equipment depreciation, $3.7 million in customer related expense, and $3.5 million in foreclosed assets expense, offset partially by decreases of $14.4 million in compensation expense and $4.0 million in intangible asset amortization. Other expense increased due mainly to $6.6 million in prepayment penalties incurred in the second quarter of 2020 from the early payoff of $750 million of FHLB term advances and higher litigation accruals, offset partially by lower business development expenses and employee related expenses as a result of COVID-19. Insurance and assessments expense increased due primarily to an increase in our FDIC assessment rate as a result of the first quarter 2020 loss from the goodwill impairment charge. Leased equipment depreciation increased due principally to a higher average balance of leased equipment. Customer related expenses increased due mostly to higher customer analysis expenses and reciprocal deposit referral fees. Foreclosed assets expense increased due principally to lower gains on the sale of foreclosed assets. Compensation expense decreased due mainly to lower bonus expense in the 2020 period compared to the prior year based on Company financial performance in 2020. Intangible asset amortization decreased due mostly to lower CDI amortization related to financial institutions acquired in 2015 and 2017.

2019 Compared to 2018
Noninterest expense decreased by $9.0 million to $502.3 million for the year ended December 31, 2019 compared to $511.2 million for the year ended December 31, 2018 due primarily to a decline in other expense of $8.8 million. Other expense decreased due mostly to $2.1 million of lower amortization of non-competition agreements, $2.0 million in lower franchise tax expense, a $1.7 million reversal of previously accrued merger costs, $1.3 million in lower employee related expenses, and $1.1 million in lower operating and other losses. There were also noteworthy year-over-year fluctuations in compensation expense, occupancy expense, other professional services expense, insurance and assessments expense, customer related expense, and foreclosed assets (income) expense, net. Compensation expense increased due primarily to higher bonus expense attributable to achievement of performance metrics in excess of targets. Occupancy expense increased due mainly to an increased number of office locations. Other professional services expense decreased mostly as a result of lower legal and consulting expense. Insurance and assessments expense decreased primarily due to the 4.5 basis point FDIC surcharge ending in the third quarter of 2018. Customer related expense increased due to an increase in the number of deposit customers on analysis and a higher utilization of analysis credits by customers to pay third-party expenses. Foreclosed assets (income) expense, net, increased mainly due to higher gains on the sale of foreclosed assets
Income Taxes
The effective tax rates were (6.5)%, 26.0% and 26.5% for the years ended December 31, 2020, 2019, and 2018. Excluding non-deductible goodwill impairment, the effective income tax rate was 24.4% for the year ended December 31, 2020. The 2020 effective tax rate of 24.4%, adjusted for non-deductible goodwill impairment, was lower than the 2019 effective tax rate of 26.0% attributable primarily to tax benefits from amended state tax returns of prior tax years due to changes in state apportionment rates. The Company's 2020 blended statutory tax rate for federal and state was 27.7%. For further information on income taxes, see Note 15. Income Taxes of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Fourth Quarter Results
The following table sets forth our unaudited quarterly results and certain performance metrics for the periods indicated:

	Three Months Ended
	December 31,	September 30,
	2020	2020
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$272,176	$265,908
Interest expense	(12,968)	(14,584)
Net interest income	259,208	251,324
Provision for credit losses	(10,000)	(97,000)
Net interest income after provision for credit losses	249,208	154,324
Gain on sale of securities	4	5,270
Other noninterest income	39,846	32,982
Total noninterest income	39,850	38,252
Foreclosed assets income (expense), net	272	(335)
Acquisition, integration and reorganization costs	(1,060)	—
Other noninterest expense	(134,894)	(133,067)
Total noninterest expense	(135,682)	(133,402)
Earnings before income taxes	153,376	59,174
Income tax expense	36,546	13,671
Net earnings	$116,830	$45,503

Performance Measures:
Diluted earnings per share	$0.99	$0.38
Return on average assets	1.58%	0.65%
Return on average tangible equity (1)(2)	19.63%	8.20%
Net interest margin (tax equivalent)	3.83%	3.90%
Yield on average loans and leases (tax equivalent)	5.15%	5.01%
Cost of average total deposits	0.14%	0.17%
Efficiency ratio	43.6%	45.1%
____________________
(1)    Calculation reduces average equity by average intangible assets.
(2)    Non-GAAP measurement.
Fourth Quarter of 2020 Compared to Third Quarter of 2020
Net earnings were $116.8 million, or $0.99 per diluted share, for the fourth quarter of 2020 compared to $45.5 million, or $0.38 per diluted share, for the third quarter of 2020. The quarter‑over‑quarter increase in net earnings of $71.3 million was due to a lower provision for credit losses of $87.0 million, higher net interest income of $7.9 million, and higher noninterest income of $1.6 million, offset partially by higher noninterest expense of $2.3 million, and higher income tax expense of $22.9 million.
The provision for credit losses declined due to improvement in certain key macro-economic forecast variables, a lower provision for unfunded loan commitments, and decreased provisions for individually evaluated loans and leases.

Net interest income increased by $7.9 million to $259.2 million for the fourth quarter of 2020 compared to $251.3 million for the third quarter of 2020 due mainly to higher income on investment securities, higher loan prepayment fees, higher recapture of nonaccrual interest, higher amortized loan fee income from PPP loan forgiveness, and lower interest expense, offset partially by a negative impact on net interest income due the change in earning assets mix and a lower average balance of average loans and leases. The tax equivalent yield on average loans and leases was 5.15% for the fourth quarter of 2020 compared to 5.01% for the third quarter of 2020. The increase in the tax equivalent yield on average loans and leases was due primarily to higher loan prepayment fees, higher recapture of nonaccrual interest, and higher amortized loan fee income from PPP loan forgiveness in the fourth quarter as compared to the third quarter.
The tax equivalent NIM was 3.83% for the fourth quarter of 2020 compared to 3.90% for the third quarter of 2020. The decrease in the NIM was due mostly to the change in the earning assets mix. Average loans and leases decreased by $426.5 million, while the average balance of deposits in financial institutions increased by $1.0 billion and the average balance of investment securities increased by $781.1 million in the fourth quarter of 2020.
The cost of average total deposits decreased to 0.14% for the fourth quarter of 2020 from 0.17% for the third quarter of 2020 due mainly to the repricing of maturing brokered time deposits.
Noninterest income increased by $1.6 million to $39.9 million for the fourth quarter of 2020 compared to $38.3 million for the third quarter of 2020 due primarily to an increase of $6.8 million in warrant income attributable to higher gains from exercised warrants, and an increase of $1.6 million in gain on sale of loans and leases, offset partially by decreases of $5.3 million in gain on sale of securities and $1.9 million in dividends and gains on equity investments. The increase in the gain on sale of loans and leases resulted from the sales of $119.9 million of loans for a gain of $1.7 million in the fourth quarter of 2020 compared to sales of $3.0 million for a gain of $35,000 in the third quarter of 2020. The decrease in the gain on sale of securities resulted from minimal sales in the fourth quarter of 2020 compared to sales of $17.0 million of securities for a gain of $5.3 million in the third quarter of 2020. The decrease in dividends and gains on equity investments was due primarily to lower net fair value gains on equity investments still held, offset partially by higher income from distributions on equity investments.
Noninterest expense increased by $2.3 million to $135.7 million for the fourth quarter of 2020 compared to $133.4 million for the third quarter of 2020 attributable primarily to increases of $2.1 million in other professional services, $1.1 million in insurance and assessments, $1.1 million in acquisition, integration and reorganization costs, and $1.1 million in other expense, offset partially by a decrease of $2.0 million in compensation expense. The increase in other professional services was due mainly to higher consulting expense. The increase in insurance and assessments expense was due to an increase in FDIC assessment expense. The increase in acquisition, integration and reorganization costs was due to advisory services. The increase in other expense was due primarily to an increase in franchise taxes. The decrease in compensation expense was due mainly to lower bonus accruals and lower stock compensation expense.

Balance Sheet Analysis
Securities Available-for-Sale
Our securities available-for sale portfolio consists primarily of U.S. government agency and government‑sponsored enterprise (“agency") obligations and obligations of states and political subdivisions (“municipal securities”).
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	December 31,
	2020			2019			2018
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,531,617	29%	8.5	$735,159	19%	7.6	$1,312,194	33%	7.3
Agency commercial MBS	1,281,877	24%	3.5	1,108,224	29%	4.4	1,112,704	28%	4.9
Agency residential CMOs	1,219,880	23%	2.9	1,136,397	30%	3.7	632,850	16%	4.3
Agency residential MBS	341,074	7%	2.1	305,198	8%	3.3	281,088	7%	3.7
Corporate debt securities	311,889	6%	3.7	20,748	1%	11.3	17,553	—%	11.0
Asset-backed securities	249,503	5%	0.7	214,783	6%	1.1	81,385	2%	2.4
Collateralized loan obligations	135,876	3%	—	123,756	3%	0.2	—	—%	—
Private label residential CMOs	116,946	2%	2.2	99,483	3%	3.2	101,205	2%	4.2
SBA securities	41,627	1%	3.4	48,258	1%	4.0	67,047	2%	3.5
U.S. Treasury securities	5,302	—%	1.5	5,181	—%	3.2	403,405	10%	3.0
Total securities available-
for-sale	$5,235,591	100%	4.5	$3,797,187	100%	4.4	$4,009,431	100%	5.2
The following table presents the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	December 31, 2020
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$379,079	25%
Texas	270,033	18%
Washington	267,829	18%
Georgia	70,751	5%
Oregon	63,492	4%
New York	52,749	3%
Utah	40,139	3%
Tennessee	36,636	2%
Wisconsin	35,844	2%
Minnesota	34,581	2%
Total of ten largest states	1,251,133	82%
All other states	280,484	18%
Total municipal securities	$1,531,617	100%

The following table presents a summary of contractual rates and contractual maturities of our securities available‑for‑sale as of the date indicated:

			Due After		Due After
	Due		One Year		Five Years
	Within		Through		Through		Due After
	One Year		Five Years		Ten Years		Ten Years		Total
	Fair		Fair		Fair		Fair		Fair
December 31, 2020	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)
	(Dollars in thousands)
Municipal securities	$6,029	4.81%	$94,320	3.80%	$100,600	2.11%	$1,330,668	3.13%	$1,531,617	3.11%
Agency commercial MBS	—	0.00%	405,090	2.61%	778,681	2.02%	98,106	3.08%	1,281,877	2.29%
Agency residential CMOs	—	0.00%	449	4.71%	154,235	2.86%	1,065,196	2.23%	1,219,880	2.31%
Agency residential MBS	62	3.80%	10,098	3.88%	12,694	3.68%	318,220	3.33%	341,074	3.36%
Corporate debt securities	—	0.00%	25,462	4.66%	264,395	4.59%	22,032	4.49%	311,889	4.59%
Asset-backed securities	—	0.00%	62,596	2.22%	2,971	1.34%	183,936	1.56%	249,503	1.72%
Collateralized loan obligations	—	0.00%	—	0.00%	43,473	1.66%	92,403	1.61%	135,876	2.93%
Private label residential CMOs	—	0.00%	—	0.00%	—	0.00%	116,946	2.93%	116,946	2.93%
SBA securities	—	0.00%	3,071	3.73%	11,697	2.68%	26,859	2.77%	41,627	2.82%
U.S. Treasury securities	—	0.00%	5,302	2.59%	—	0.00%	—	0.00%	5,302	2.59%
Total securities
available-for-sale	$6,091	4.80%	$606,388	2.87%	$1,368,746	2.63%	$3,254,366	2.72%	$5,235,591	2.72%
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

	December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Real estate mortgage:
SBA program	$599,788	$556,889	$559,113	$551,606	$454,196
Hotel	571,917	625,798	575,516	695,043	689,158
Healthcare real estate	177,440	334,070	451,776	843,653	955,477
Other commercial real estate	2,747,526	2,685,930	3,237,893	3,295,438	2,297,865
Total commercial real estate mortgage	4,096,671	4,202,687	4,824,298	5,385,740	4,396,696
Income producing residential	3,718,457	3,665,790	2,971,213	2,245,058	1,169,267
Other residential real estate	84,808	104,270	122,630	221,836	144,769
Total income producing and other residential
real estate mortgage	3,803,265	3,770,060	3,093,843	2,466,894	1,314,036
Total real estate mortgage	7,899,936	7,972,747	7,918,141	7,852,634	5,710,732
Real estate construction and land:
Commercial	1,117,121	1,082,368	912,583	769,075	581,246
Residential	2,243,160	1,655,434	1,321,073	822,154	384,001
Total real estate construction and land (1)	3,360,281	2,737,802	2,233,656	1,591,229	965,247
Total real estate	11,260,217	10,710,549	10,151,797	9,443,863	6,675,979
Commercial:
Lender finance	2,095,963	2,118,767	1,780,731	1,609,937	1,666,855
Equipment finance	700,042	852,278	734,331	656,995	691,967
Premium finance	438,761	467,469	356,354	232,664	161,835
Other asset-based	194,517	309,893	434,005	425,354	428,284
Total asset-based	3,429,283	3,748,407	3,305,421	2,924,950	2,948,941
Equity fund loans	1,032,718	1,199,268	797,500	471,163	325,047
Venture lending	665,790	980,154	1,241,248	1,651,572	1,662,853
Total venture capital	1,698,508	2,179,422	2,038,748	2,122,735	1,987,900
Paycheck Protection Program	1,057,422	—	—	—	—
Secured business loans	430,263	583,300	788,012	743,824	354,822
Security monitoring	329,312	619,260	643,369	573,066	428,759
Other lending	529,438	527,049	514,947	475,584	310,896
Cash flow	28,679	38,058	114,098	278,920	2,373,235
Total other commercial	2,375,114	1,767,667	2,060,426	2,071,394	3,467,712
Total commercial	7,502,905	7,695,496	7,404,595	7,119,079	8,404,553
Consumer	320,255	440,827	401,321	409,801	375,422
Total loans and leases held for investment,
net of deferred fees	$19,083,377	$18,846,872	$17,957,713	$16,972,743	$15,455,954
________________________________
(1)    Includes $167.1 million, $173.4 million, $168.9 million, $180.1 million, and $152.9 million at December 31, 2020, 2019, 2018, 2017, and 2016 of land acquisition and development loans.

Our loan portfolio segments of real estate mortgage loans, real estate construction and land loans, and commercial loans comprised 41%, 18%, and 39% of our total loans and leases held for investment at December 31, 2020, compared to 42%, 15%, and 41% at December 31, 2019, respectively.
The changes during 2020 in the portfolio classes comprising these portfolio segments reflected the following:
•Commercial real estate mortgage loans decreased by 3% to $4.1 billion or 21% of total loans and leases held for investment at December 31, 2020 from $4.2 billion or 22% at December 31, 2019. The lower balance and composition ratio was attributable primarily to the balance of healthcare real estate loans declining by 47% to $177.4 million at December 31, 2020 from $334.1 million at December 31, 2019. In October 2019, we stopped actively originating healthcare real estate loans.
•Income producing and other residential real estate mortgage loans increased slightly by 1% to $3.80 billion or 20% of total loans and leases held for investment at December 31, 2020 from $3.77 billion or 20% at December 31, 2019.
•Commercial real estate construction and land loans increased by 3% to $1.12 billion or 6% of total loans and leases held for investment at December 31, 2020 from $1.08 billion or 6% at December 31, 2019. The net increase in the balance was attributable to increases in balances on existing and new loans as disbursements occur during construction that are offset by repayments of loans stemming from our loans being refinanced or the properties securing our loans being sold.
•Residential real estate construction and land loans increased by 36% to $2.2 billion or 12% of total loans and leases held for investment at December 31, 2020 from $1.7 billion or 9% at December 31, 2019. The higher balance and composition ratio was attributable to increases in balances on existing and new loans as disbursements occur during construction which are offset by repayments of loans stemming from our loans being refinanced or the properties securing our loans being sold.
•Asset-based loans and leases decreased by 9% to $3.4 billion or 18% of total loans and leases held for investment at December 31, 2020 from $3.7 billion or 20% at December 31, 2019. The lower balance and composition ratio was due primarily to payments and payoffs exceeding newly originated loans and leases in equipment finance and other asset based loans. Equipment finance loans and leases decreased to $700.0 million at December 31, 2020 from $852.3 million at December 31, 2019, and other asset-based loans decreased to $194.5 million at December 31, 2020 from $309.9 million at December 31, 2019.
•Venture capital loans decreased by 22% to $1.7 billion or 9% of total loans and leases held for investment at December 31, 2020 from $2.2 billion or 12% at December 31, 2019. The lower balance and composition ratio was attributable to lower equity fund loans and venture lending loans to venture-backed companies. Equity fund loans decreased to $1.0 billion at December 31, 2020 from $1.2 billion at December 31, 2019. Venture lending loans decreased to $665.8 million at December 31, 2020 from $980.2 million at December 31, 2019.
•Other commercial loans increased by 34% to $2.4 billion or 12% of total loans and leases held for investment at December 31, 2020 from $1.8 billion or 9% at December 31, 2019. The higher balance and composition ratio was attributable primarily to Paycheck Protection Program ("PPP") loans originated in 2020, offset partially by lower security monitoring loans, which decreased by 47% to $329.3 million at December 31, 2020 from $619.3 million at December 31, 2019, and to the declining balance of secured business loans, which decreased to $430.3 million at December 31, 2020 from $583.3 million at December 31, 2019. In October 2019, we stopped originating security monitoring loans.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top ten states and all other states combined (in the order presented for the current year-end) as of the dates indicated:

	December 31,
	2020		2019
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$6,942,768	62%	$6,510,094	61%
New York	716,329	6%	711,301	7%
Florida	598,167	5%	598,561	6%
Washington	413,014	4%	324,588	3%
Colorado	386,480	4%	126,370	1%
Oregon	269,600	2%	288,764	3%
Texas	263,731	2%	260,513	2%
Nevada	195,663	2%	88,650	1%
Arizona	171,533	2%	162,317	1%
Virginia	135,501	1%	150,645	1%
Total of 10 largest states	10,092,786	90%	9,221,803	86%
All other states	1,167,431	10%	1,488,746	14%
Total real estate loans held for investment, net of deferred fees	$11,260,217	100%	$10,710,549	100%
At December 31, 2020 and 2019, 62% and 61% of our real estate loans were collateralized by property located in California because our full-service branches and our community banking activities are primarily located in California. The increase in real estate loans in Colorado reflects the growth from opening our Denver branch in November 2019.

The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the years indicated:

Roll Forward of Loans and Leases Held for Investment,	Year Ended December 31,
Net of Deferred Fees (1)	2020	2019	2018
	(Dollars in thousands)
Balance, beginning of year	$18,846,872	$17,957,713	$16,972,743
Additions:
Production	4,243,538	4,863,288	4,888,614
Disbursements	5,159,912	5,092,219	4,104,335
Total production and disbursements	9,403,450	9,955,507	8,992,949
Reductions:
Payoffs	(3,738,754)	(4,669,530)	(4,289,297)
Paydowns	(5,193,848)	(4,262,977)	(3,480,997)
Total payoffs and paydowns	(8,932,602)	(8,932,507)	(7,770,294)
Sales	(125,999)	(76,335)	(161,729)
Transfers to foreclosed assets	(14,755)	(120)	(16,914)
Charge-offs	(93,589)	(32,262)	(59,042)
Transfers to loans held for sale	—	(25,124)	—
Total reductions	(9,166,945)	(9,066,348)	(8,007,979)
Net increase	236,505	889,159	984,970
Balance, end of year	$19,083,377	$18,846,872	$17,957,713

Weighted average rate on production (2) (3)	3.57%	5.06%	5.23%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 25 basis points to loan yields in 2020, 22 basis points to loan yields in 2019, and 31 basis points to loan yields in 2018.
(3)    The weighted average rate on production for 2020 was 4.66% excluding PPP loans.

Loan and Lease Interest Rate Sensitivity
The following table presents contractual maturity information for loans and leases held for investment, net of deferred fees, as of the date indicated:

		Due After
	Due	One Year	Due
	Within	Through	After
December 31, 2020	One Year	Five Years	Five Years	Total
	(In thousands)
Real estate mortgage	$1,239,265	$1,655,798	$5,004,873	$7,899,936
Real estate construction and land	1,603,180	1,468,401	288,700	3,360,281
Commercial	2,435,418	4,238,803	828,684	7,502,905
Consumer	11,316	52,798	256,141	320,255
Total loans and leases held for investment, net of deferred fees	$5,289,179	$7,415,800	$6,378,398	$19,083,377

At December 31, 2020, we had $5.3 billion of loans and leases held for investment due to mature over the next twelve months. For any of these loans and leases held for investment, in the event that we provide a concession through a refinance or modification that we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered TDRs even though the loans have performed in accordance with their contractual terms. The circumstances regarding any modifications and a borrower's specific situation, such as its ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a contractual loan renewal or loan extension constitutes a TDR. Higher levels of TDRs may result in increases in classified loans and credit loss provisions.
The following table presents the interest rate profile of loans and leases held for investment, net of deferred fees, due after one year as of the date indicated:

	Due After One Year
	Fixed	Variable
December 31, 2020	Rate	Rate	Total
	(In thousands)
Real estate mortgage	$905,245	$5,755,426	$6,660,671
Real estate construction and land	471,368	1,285,733	1,757,101
Commercial	2,309,760	2,757,727	5,067,487
Consumer	280,818	28,121	308,939
Total loans and leases held for investment, net of deferred fees	$3,967,191	$9,827,007	$13,794,198
For information regarding our variable-rate loans subject to interest rate floors, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Allowance for Credit Losses on Loans and Leases Held for Investment
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans and leases does not include accrued interest receivable, which is included in "Other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statement of earnings (loss) is a combination of the provision for loan and lease losses and the provision for unfunded loan commitments.
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
For further information regarding the calculation of the allowance for credit losses on loans and leases held for investment using the CECL methodology effective January 1, 2020, see Note 1. Nature of Operations and Summary of Significant Accounting Policies - (a) Accounting Standards Adopted in 2020 and (i) Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
In calculating our allowance for credit losses, we continued to consider the impacts of the COVID-19 pandemic on our estimation of expected credit losses given the changes in economic forecasts and assumptions along with the uncertainty related to the severity and duration of the economic consequences of the COVID-19 pandemic. Our methodology and framework along with the 4-quarter reasonable and supportable forecast period and 2-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2020. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis. In the second quarter of 2020, we performed the annual update to our estimated prepayment rates and expected future utilization rates for the reserve for unfunded commitments, while during the third quarter of 2020, we performed the annual update to our PD econometric regression models.

In the fourth quarter of 2020, we used the Moody’s Slower-Trend Growth Scenario Forecast dated December 9, 2020 as the single scenario economic forecast for our quantitative component. Although we generally prefer the Moody's Consensus Scenario Forecast given that it reflects the aggregated views of various economic forecast surveys, we viewed the Moody's Consensus Scenario Forecast dated December 9, 2020 to be more optimistic than management's view based on more recent economic data received during December 2020 including a higher increase in jobless claims, lower than expected retail sales, more business disruptions from an increase in COVID-19 infections, extension of stay-at-home orders particularly in California, slower than anticipated distribution of vaccinations, reports of new variants of the COVID-19 virus, a federal aid bill that may provide less direct relief to consumers and state/local governments, and the continued uncertainty with respect to the economy caused by the ongoing COVID-19 pandemic. Management views of a slower path to economic recovery were more consistent with the Moody's Slower-Trend Growth Scenario Forecast and was deemed to be reasonable and supportable based on current conditions.
In the second and third quarters of 2020, we used the Moody’s Consensus Scenario Forecast dated June 11, 2020 and September 11, 2020, respectively, for our quantitative component, unlike the first quarter of 2020 when we used the Moody’s Baseline Forecast dated March 27, 2020, as the Consensus Scenario Forecast at that time was considered stale due to the fact it was dated March 12, 2020 and did not reflect the COVID-19 pandemic and rapidly changing environment. For the first and second quarters of 2020, we made additional adjustments to the quantitative calculation due to regression model limitations caused by the sudden and unprecedented changes in macroeconomic variables and for imprecision inherent in the economic forecasts. In the third quarter of 2020, as part of the planned annual update of the PD regression models, we recalibrated the models in consideration of known model limitations to improve performance when applying highly volatile economic forecasts. The recalibration of models included expanding the number of macroeconomic variables and the variable transformations used to correlate to historical credit performance. As a result of the updated PD regression models, adjustments that were made to the quantitative calculation in the first and second quarters were not necessary in the third and fourth quarters.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. In the fourth quarter of 2020, we added qualitative reserves related to collateral dependency risk for hotel real estate and security monitoring loans. For hotel real estate loans, the qualitative adjustment reflects projected market value declines resulting from significant reductions in both business and leisure travel due to the COVID-19 pandemic, which are not adequately reflected in the quantitative reserve based on historical experience. For security monitoring loans, the impact of newer technologies on the valuation of traditional security monitoring services was assessed as a qualitative adjustment.
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

Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan and lease portfolio and associated unfunded commitments, and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's consolidated financial statements.
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	December 31,
Allowance for Credit Losses Data (1)	2020	2019	2018	2017	2016
	(Dollars in thousands)
Allowance for loan and lease losses	$348,181	$138,785	$132,472	$133,012	$143,755
Reserve for unfunded loan commitments	85,571	35,861	36,861	28,635	17,523
Total allowance for credit losses	$433,752	$174,646	$169,333	$161,647	$161,278

Allowance for credit losses to loans and leases
held for investment (2)	2.27%	0.93%	0.94%	0.96%	1.05%
Allowance for credit losses to nonaccrual loans and leases
held for investment	475.8%	189.1%	213.5%	103.8%	94.5%
_______________________________________
(1)    Amounts and ratios related to 2020, 2019, and 2018 are for total loans and leases. Amounts and ratios related to 2017 and 2016 are for Non-PCI loans and leases.
(2)    Excluding PPP loans, the ACL ratio as of December 31, 2020 would be 2.41%.

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Roll Forward (1)	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance, beginning of year (2)	$174,646	$169,333	$168,091	$161,278	$122,268
Cumulative effect of change in accounting
principle - CECL, as of January 1, 2020:
Allowance for loan and lease losses	3,617	—	—	—	—
Reserve for unfunded loan commitments	3,710	—	—	—	—
Total cumulative effect	7,327	—	—	—	—
Provision for credit losses:
Addition to allowance for loan and lease losses	293,000	23,000	36,774	52,214	60,211
Addition to (reduction in) reserve for unfunded loan
commitments	46,000	(1,000)	8,226	6,786	789
Total provision for credit losses	339,000	22,000	45,000	59,000	61,000
Loans and leases charged off:
Real estate mortgage	(10,686)	(997)	(8,190)	(2,410)	(2,059)
Real estate construction and land	—	—	—	—	—
Commercial	(82,105)	(30,426)	(50,481)	(70,709)	(32,210)
Consumer	(798)	(839)	(371)	(1,023)	(823)
Total loans and leases charged off	(93,589)	(32,262)	(59,042)	(74,142)	(35,092)
Recoveries on loans charged off:
Real estate mortgage	617	983	2,350	1,209	4,519
Real estate construction and land	21	—	195	429	673
Commercial	5,529	14,397	12,566	9,415	7,794
Consumer	201	195	173	132	116
Total recoveries on loans charged off	6,368	15,575	15,284	11,185	13,102
Net charge-offs	(87,221)	(16,687)	(43,758)	(62,957)	(21,990)
Fair value of acquired reserve for unfunded
loan commitments	—	—	—	4,326	—
Balance, end of year	$433,752	$174,646	$169,333	$161,647	$161,278

Net charge-offs to average loans and leases	0.45%	0.09%	0.26%	0.40%	0.15%
_______________________________________
(1)    Amounts and ratios related to 2020, 2019, and 2018 are for total loans and leases. Amounts and ratios related to 2017 and 2016 are for Non-PCI loans and leases.
(2)    The allowance for loan losses related to PCI loans of $6.4 million as of December 31, 2017 is reflected in the beginning balance for 2018.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Year Ended December 31,
Allowance for Credit Losses Charge-offs (1)	2020	2019	2018	2017	2016
	(In thousands)
Real estate mortgage:
SBA program	$769	$897	$2,679	$1,237	$227
Hotel	422	—	—	692	163
Healthcare real estate	—	—	—	—	—
Other commercial real estate	8,987	9	5,305	65	885
Total commercial real estate mortgage	10,178	906	7,984	1,994	1,275
Income producing residential	—	—	145	—	231
Other residential real estate	508	91	61	416	553
Total income producing and other residential
real estate mortgage	508	91	206	416	784
Total real estate mortgage	10,686	997	8,190	2,410	2,059
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—
Commercial:
Lender finance	—	—	8	202	904
Equipment finance	11,817	—	2,934	19	24,911
Other asset-based	—	11,950	1,033	400	—
Premium finance	—	31	—	—	—
Total asset-based	11,817	11,981	3,975	621	25,815
Equity fund loans	—	—	—	—	—
Venture lending	6,819	9,369	32,977	40,301	3,189
Total venture capital	6,819	9,369	32,977	40,301	3,189
Security monitoring	59,605	1,707	—	—	—
Secured business loans	—	1,426	1,984	948	684
Other lending	3,619	2,784	1,606	1,301	1,674
Cash flow	245	3,159	9,939	27,538	848
Total other commercial	63,469	9,076	13,529	29,787	3,206
Total commercial	82,105	30,426	50,481	70,709	32,210
Consumer	798	839	371	1,023	823
Total charge-offs	$93,589	$32,262	$59,042	$74,142	$35,092
_______________________________________________
(1) Charge-offs related to 2020, 2019, and 2018 are for total loans and leases. Charge-offs related to 2017 and 2016 are for Non-PCI loans and leases.
Commercial real estate mortgage gross charge-offs increased to $10.2 million for the year ended December 31, 2020 from $0.9 million for the year ended December 31, 2019. The 2020 amount included $8.2 million gross of charge-offs related to two retail properties that were adversely affected by pandemic-related business closures.
Asset-based gross charge-offs decreased to $11.8 million for the year ended December 31, 2020 from $12.0 million for the year ended December 31, 2019. The 2020 amount included an $11.8 million gross charge-off in the equipment finance subclass related to a single loan. The 2019 amount included an $11.8 million gross charge-off in the other asset-based subclass related to a single loan.

Venture capital gross charge-offs decreased to $6.8 million for the year ended December 31, 2020 from $9.4 million for the year ended December 31, 2019. The 2020 amount included one loan for $6.5 million. The 2020 lower venture capital gross charge-off experience is attributable to improvements made in venture capital loan underwriting and credit administration since 2018.
Other commercial gross charge-offs increased to $63.5 million for the year ended December 31, 2020 from $9.1 million for the year ended December 31, 2019. The 2020 amount includes $59.6 million for five security monitoring loans, representing 64% of total gross charge-offs for 2020. In October 2019, we decided to no longer originate new security monitoring loans. Our security monitoring loans decreased by 47% to $329.3 million at December 31, 2020 from $619.3 million at December 31, 2019.
The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Year Ended December 31,
Allowance for Credit Losses Recoveries (1)	2020	2019	2018	2017	2016
	(In thousands)
Real estate mortgage:
SBA program	$168	$382	$452	$413	$181
Hotel	—	—	—	—	12
Healthcare real estate	—	—	—	—	—
Other commercial real estate	121	162	477	567	3,836
Total commercial real estate mortgage	289	544	929	980	4,029
Income producing residential	—	276	1,208	—	115
Other residential real estate	328	163	213	229	375
Total income producing and other residential
real estate mortgage	328	439	1,421	229	490
Total real estate mortgage	617	983	2,350	1,209	4,519
Real estate construction and land:
Commercial	—	—	61	90	381
Residential	21	—	134	339	292
Total real estate construction and land	21	—	195	429	673
Commercial:
Lender finance	—	6	23	—	—
Equipment finance	286	11	90	3,377	1,854
Other asset-based	422	1,416	255	—	—
Premium finance	—	—	—	—	—
Total asset-based	708	1,433	368	3,377	1,854
Equity fund loans	—	—	—	—	—
Venture lending	1,261	8,151	8,795	4,330	91
Total venture capital	1,261	8,151	8,795	4,330	91
Security monitoring	123	181	—	—	—
Secured business loans	374	2,877	895	934	801
Other lending	818	760	1,620	774	2,522
Cash flow	2,245	995	888	—	2,526
Total other commercial	3,560	4,813	3,403	1,708	5,849
Total commercial	5,529	14,397	12,566	9,415	7,794
Consumer	201	195	173	132	116
Total recoveries	$6,368	$15,575	$15,284	$11,185	$13,102
___________________________________________
(1) Recoveries related to 2020, 2019, and 2018 are for total loans and leases. Recoveries related to 2017 and 2016 are for Non-PCI loans and leases.

The following table presents the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment as of the dates indicated:

	Allowance for Loan and Lease Losses by Portfolio Segment (1)
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2020
Allowance for loan and lease losses	$138,342	$78,356	$126,403	$5,080	$348,181
% of loans to total loans	41%	18%	39%	2%	100%
December 31, 2019
Allowance for loan and lease losses	$44,575	$30,544	$61,528	$2,138	$138,785
% of loans to total loans	42%	15%	41%	2%	100%
December 31, 2018
Allowance for loan and lease losses	$46,021	$28,209	$56,360	$1,882	$132,472
% of loans to total loans	44%	13%	41%	2%	100%
December 31, 2017
Allowance for loan and lease losses	$34,981	$13,055	$82,726	$2,250	$133,012
% of loans to total loans	46%	10%	42%	2%	100%
December 31, 2016
Allowance for loan losses	$37,765	$10,045	$93,853	$2,092	$143,755
% of loans to total loans	37%	6%	55%	2%	100%
_______________________________________
(1) Amounts and ratios related to 2020, 2019, and 2018 are for total loans and leases. Amounts and ratios related to 2017 and 2016 are for Non-PCI loans and leases.
The allowance for loan and lease losses attributable to real estate mortgage loans was $138.3 million and $44.6 million at December 31, 2020 and 2019. As ratios to real estate mortgage loans at those dates, these percentages were 1.75% and 0.56%. The increase is attributable to the adoption of CECL in 2020 which requires reserves for expected losses over the estimated lives of the loans and leases and the COVID-19 pandemic impact on our estimates of expected losses.
The allowance for loan and lease losses attributable to real estate construction and land loans was $78.4 million and $30.5 million at December 31, 2020 and 2019. As ratios to real estate construction and land loans at those dates, these percentages were 2.33% and 1.12%. The increase is attributable to the adoption of CECL in 2020 which requires reserves for expected losses over the estimated lives of the loans and leases and the COVID-19 pandemic impact on our estimates of expected losses.
The allowance for loan and lease losses attributable to commercial loans and leases was $126.4 million and $61.5 million at December 31, 2020 and 2019. As ratios to commercial loans and leases at those dates, these percentages were 1.68% and 0.80%. The increase is attributable to the adoption of CECL in 2020 which requires reserves for expected losses over the estimated lives of the loans and leases and the COVID-19 pandemic impact on our estimates of expected losses.

Deposits
    The following table presents a summary of our average deposit amounts and average rates paid during the years indicated:

	Year Ended December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
Deposit Composition	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest checking	$4,394,742	0.29%	$3,406,218	1.23%	$2,445,094	0.82%
Money market	6,547,027	0.29%	5,139,623	1.10%	5,107,888	0.77%
Savings	538,985	0.05%	525,809	0.17%	641,720	0.16%
Time	2,169,324	1.26%	2,641,135	1.86%	1,856,126	1.07%
Total interest-bearing deposits	13,650,078	0.44%	11,712,785	1.27%	10,050,828	0.80%
Noninterest-bearing demand	8,517,281	—	7,537,172	—	8,211,475	—
Total deposits	$22,167,359	0.27%	$19,249,957	0.77%	$18,262,303	0.44%
The following table presents the balance of each major category of deposits as of the dates indicated:

	December 31,
	2020		2019		2018
		% of		% of		% of
Deposit Composition	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$9,193,827	37%	$7,243,298	38%	$7,888,915	42%
Interest checking	5,974,910	24%	3,753,978	19%	2,842,463	15%
Money market	6,532,917	26%	4,690,420	24%	5,043,871	27%
Savings	562,826	2%	499,591	3%	571,422	3%
Total core deposits	22,264,480	89%	16,187,287	84%	16,346,671	87%
Non-core non-maturity deposits	1,149,467	5%	496,407	3%	518,192	3%
Total non-maturity deposits	23,413,947	94%	16,683,694	87%	16,864,863	90%
Time deposits $250,000 and under	994,197	4%	2,065,733	11%	1,593,453	8%
Time deposits over $250,000	532,573	2%	483,609	2%	412,185	2%
Total time deposits	1,526,770	6%	2,549,342	13%	2,005,638	10%
Total deposits	$24,940,717	100%	$19,233,036	100%	$18,870,501	100%
During 2020, total deposits increased by $5.7 billion, or 30%, to $24.9 billion at December 31, 2020, due primarily to increases of $6.1 billion in core deposits and $653.1 million in non-core non-maturity deposits, offset partially by a decrease in time deposits of $1.0 billion. The increase in core deposits was due primarily to capital market activities by our venture banking clients, which saw venture banking deposits increase by $3.9 billion to $11.0 billion at December 31, 2020, and to PPP loan proceeds being deposited into customers' accounts. The increase in core deposits by component was due to increases of $2.0 billion in noninterest-bearing demand deposits, $2.2 billion in interest checking deposits, $1.8 billion in money market deposits, and $63.2 million in savings deposits. At December 31, 2020, core deposits totaled $22.3 billion, or 89% of total deposits, including $9.2 billion of noninterest-bearing demand deposits, or 37% of total deposits. Our deposit base is also diversified by client type. As of December 31, 2020, no individual depositor represented more than 4.3% of our total deposits, and our top ten depositors represented 13.4% of our total deposits.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2020	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$255,961	$209,902	$465,863
Due in over three months through six months	162,688	97,684	260,372
Due in over six months through 12 months	311,889	205,724	517,613
Total due within 12 months	730,538	513,310	1,243,848
Due in over 12 months through 24 months	92,779	16,848	109,627
Due in over 24 months	170,880	2,415	173,295
Total	$994,197	$532,573	$1,526,770
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our SEC registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At December 31, 2020, total off-balance sheet client investment funds were $1.3 billion of which $1.0 billion was managed by PWAM. At December 31, 2019, total off-balance sheet client investment funds were $1.5 billion, of which $1.2 billion was managed by PWAM.
Borrowings and Subordinated Debentures
The Bank has various available lines of credit. These include the ability to borrow funds from time to time on a long‑term, short‑term, or overnight basis from the FHLB, the FRBSF, or other financial institutions. The maximum amount that the Bank could borrow under its secured credit line with the FHLB at December 31, 2020 was $3.3 billion, of which all but $5.0 million was available on that date. The maximum amount that the Bank could borrow under its secured credit line with the FRBSF at December 31, 2020 was $1.4 billion, all of which was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $5.6 billion of certain qualifying loans. The FRBSF secured credit line was collateralized by liens on $1.9 billion of qualifying loans. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the borrowing of overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of December 31, 2020, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2020, the Bank had no outstanding borrowings through the AFX.

The following table presents information on our borrowings as of the dates indicated:

	December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
Borrowings	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured short-term advances	$5,000	—%	$1,318,000	1.66%	$1,040,000	2.56%
FHLB unsecured overnight advance	—	—%	141,000	1.56%	141,000	2.53%
AFX short-term borrowings	—	—%	300,000	1.61%	190,000	2.56%
Non‑recourse debt	—	—%	8	7.50%	114	7.50%
Total borrowings	$5,000	—%	$1,759,008	1.64%	$1,371,114	2.56%
Averages for the year:
Total borrowings	$825,681	0.99%	$1,180,164	2.28%	$570,216	2.10%
The subordinated debentures are variable-rate and based on 3-month LIBOR plus a margin, except for one which is based on 3-month EURIBOR plus a margin. The margins on the 3-month LIBOR debentures range from 1.55% to 3.10%, while the margin on the 3-month EURIBOR debenture is 2.05%. The subordinated debentures are all long-term, with maturities ranging from September 2033 to July 2037.
The following table presents summary information on our subordinated debentures as of the dates indicated:

	December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
Subordinated Debentures	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Gross subordinated debentures:
With no unamortized discount	$135,055	2.63%	$135,055	4.33%	$135,055	5.08%
With unamortized discount	408,220	2.11%	405,635	3.72%	406,289	4.33%
Total gross subordinated debentures	543,275	2.24%	540,690	3.87%	541,344	4.51%
Unamortized discount	(77,463)		(82,481)		(87,498)
Net subordinated debentures	$465,812		$458,209		$453,846
Averages for the year:
Net subordinated debentures	$461,059	4.58%	$455,537	6.55%	$454,702	6.30%

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans and leases held for investment (1)	$91,163	$92,353	$79,333	$157,545	$173,527
Accruing loan contractually past due 90 days or more	—	—	—	—	—
Foreclosed assets, net	14,027	440	5,299	1,329	12,976
Total nonperforming assets	$105,190	$92,793	$84,632	$158,874	$186,503

Performing TDRs held for investment (2)	$14,254	$12,257	$17,701	$56,838	$64,952
Classified loans and leases held for investment (2)	$265,262	$175,912	$237,110	$278,405	$409,645
Nonaccrual loans and leases held for investment to
loans and leases held for investment (1)	0.48%	0.49%	0.44%	0.93%	1.12%
Nonperforming assets to loans and leases
held for investment and foreclosed assets, net (1)	0.55%	0.49%	0.47%	0.94%	1.21%
Classified loans and leases held for investment to
loans and leases held for investment (2)	1.39%	0.93%	1.32%	1.65%	2.67%
_______________________________________
(1)    Amounts and ratios are for total loans and leases held for investment, net of deferred fees.
(2)    Amounts and ratio related to 2020, 2019, and 2018 are for total loans and leases held for investment, net of deferred fees. Amounts related to 2017 and 2016 are for Non-PCI loans and leases held for investment, net of deferred fees.
Nonaccrual Loans and Leases Held for Investment
During 2020, nonaccrual loans and leases held for investment decreased by $1.2 million to $91.2 million at December 31, 2020 due mainly to $88.3 million in charge-offs, $14.8 million in transfers to foreclosed assets, $14.3 million in transfers to accrual status, $12.1 million in sales, and $71.4 million in principal payments and other reductions, offset partially by $199.7 million in additions. As of December 31, 2020, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $53.4 million and represented 59% of total nonaccrual loans and leases.

The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	December 31, 2020		December 31, 2019		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(Dollars in thousands)
Real estate mortgage:
Commercial	$43,731	$3,636	$18,346	$1,735	$25,385	$1,901
Income producing and other residential	1,826	600	2,478	2,094	(652)	(1,494)
Total real estate mortgage	45,557	4,236	20,824	3,829	24,733	407
Real estate construction and land:
Commercial	315	—	364	—	(49)	—
Residential	—	759	—	1,429	—	(670)
Total real estate construction and land	315	759	364	1,429	(49)	(670)
Commercial:
Asset-based	2,679	—	30,162	19	(27,483)	(19)
Venture capital	1,980	540	12,916	—	(10,936)	540
Other commercial	40,243	2,078	27,594	2,258	12,649	(180)
Total commercial	44,902	2,618	70,672	2,277	(25,770)	341
Consumer	389	1,260	493	1,006	(104)	254
Total held for investment	$91,163	$8,873	$92,353	$8,541	$(1,190)	$332
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	December 31,
Property Type	2020	2019	2018
	(In thousands)
Commercial real estate	$12,979	$221	$2,004
Construction and land development	219	219	219
Multi-family	—	—	1,059
Single-family residence	—	—	953
Total OREO, net	13,198	440	4,235
Other foreclosed assets	829	—	1,064
Total foreclosed assets	$14,027	$440	$5,299
During 2020, foreclosed assets increased by $13.6 million to $14.0 million at December 31, 2020 due mainly to one commercial real estate property addition of $12.6 million.

Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	December 31,
	2020		2019		2018
		Number		Number		Number
		of		of		of
Performing TDRs	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$6,631	20	$10,165	22	$11,484	28
Real estate construction and land	1,451	1	1,470	1	5,420	2
Commercial	6,146	21	550	12	692	6
Consumer	26	1	72	2	105	3
Total performing TDRs held for investment	$14,254	43	$12,257	37	$17,701	39
During 2020, performing TDRs held for investment increased by $2.0 million to $14.3 million at December 31, 2020 due primarily to transfers from nonaccrual status to performing TDRs of $6.9 million, offset partially by principal payments and other reductions of $5.0 million. The majority of the number of performing TDRs were on accrual status prior to the restructurings and have remained on accrual status after the restructurings due to the borrowers making payments before and after the restructurings.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	December 31,
Loan and Lease Credit Risk Ratings	2020	2019	2018
	(Dollars in thousands)
Pass	$18,096,830	$18,348,004	$17,459,205
Special mention	721,285	322,956	261,398
Classified	265,262	175,912	237,110
Total loans and leases held for investment, net of deferred fees	$19,083,377	$18,846,872	$17,957,713
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management. Both special mention and classified loans had significant increases in 2020. A significant majority of these increases occurred in the first quarter of 2020 as we proactively downgraded loans and leases due to the uncertainty surrounding the long-term economic effects of the COVID-19 pandemic. A high percentage of these downgrades were in industries more acutely impacted by the COVID-19 pandemic such as hotels, commercial aviation, and retail.
During 2020, classified loans and leases increased by $89.4 million to $265.3 million at December 31, 2020 due mainly to increases of $58.0 million in commercial real estate mortgage classified loans, $42.2 million in commercial real estate construction and land classified loans, and $22.3 million in other commercial classified loans, offset partially by a decrease of $28.8 million in venture capital classified loans. Classified loans and leases peaked in the second quarter of 2020 at $293.2 million.

During 2020, special mention loans and leases increased by $398.3 million to $721.3 million at December 31, 2020 due primarily to increases of $232.4 million in commercial real estate mortgage special mention loans, $114.4 million in asset-based special mention loans and leases, $107.6 million in commercial real estate construction and land special mention loans, $59.7 million in income producing and other residential special mention loans, and $43.3 million in venture capital special mention loans, offset partially by a decrease of $159.9 million in other commercial special mention loans. Special mention loans and leases peaked in the first quarter of 2020 at $898.7 million.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	December 31, 2020		December 31, 2019		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$91,543	$262,462	$33,535	$30,070	$58,008	$232,392
Income producing and other residential	8,767	61,384	8,600	1,711	167	59,673
Total real estate mortgage	100,310	323,846	42,135	31,781	58,175	292,065
Real estate construction and land:
Commercial	42,558	107,592	364	—	42,194	107,592
Residential	—	759	—	1,429	—	(670)
Total real estate construction and land	42,558	108,351	364	1,429	42,194	106,922
Commercial:
Asset-based	27,867	153,301	32,223	38,936	(4,356)	114,365
Venture capital	6,508	118,125	35,316	74,813	(28,808)	43,312
Other commercial	87,557	14,930	65,261	174,785	22,296	(159,855)
Total commercial	121,932	286,356	132,800	288,534	(10,868)	(2,178)
Consumer	462	2,732	613	1,212	(151)	1,520
Total	$265,262	$721,285	$175,912	$322,956	$89,350	$398,329

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At December 31, 2020, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At December 31, 2020, the Company and Bank were in compliance with the capital conservation buffer requirements.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the December 31, 2020 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years from 2023 to 2025. The add-back as of December 31, 2020 ranged from 22 basis points to 27 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
December 31, 2020
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	8.55%	4.00%	4.00%	N/A
CET1 capital (to risk weighted assets)	10.53%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	10.53%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	13.76%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	9.53%	4.00%	4.00%	5.00%
CET1 capital (to risk weighted assets)	11.73%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	11.73%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	12.99%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
December 31, 2019
PacWest Bancorp Consolidated
Tier 1 capital (to average assets)	9.74%	4.00%	4.00%	N/A
CET1 capital (to risk weighted assets)	9.78%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.78%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.41%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 capital (to average assets)	10.95%	4.00%	4.00%	5.00%
CET1 capital (to risk weighted assets)	11.00%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	11.00%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	11.74%	8.00%	10.50%	10.00%
Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $465.8 million at December 31, 2020. At December 31, 2020, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $451.8 million were included in Tier II capital. For a more detailed discussion of our subordinated debentures, see "Item 1: Business - Supervision and Regulation - Capital Requirements."
Dividends on Common Stock and Interest on Subordinated Debentures
As a bank holding company, PacWest is required to notify and receive approval from the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made on subordinated debentures are considered dividend payments under FRB regulations. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. Since the impact of the goodwill impairment charge on net earnings in the first quarter of 2020, we are required to receive approval from the FRB prior to declaring a dividend until such time the applicable regulations no longer require such approval. The FRB approved our first quarter 2021 dividend, which is scheduled to be paid on March 10, 2021.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $3.3 billion at December 31, 2020, of which all but $5.0 million was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $5.6 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $1.4 billion at December 31, 2020, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $1.9 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of December 31, 2020, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2020, the Bank had borrowed nothing through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels as of the dates indicated:

	December 31,
Primary Liquidity - On-Balance Sheet	2020	2019	2018
	(Dollars in thousands)
Cash and due from banks	$150,464	$172,585	$175,830
Interest-earning deposits in financial institutions	3,010,197	465,039	209,937
Securities available-for-sale	5,235,591	3,797,187	4,009,431
Less: pledged securities	(449,330)	(486,200)	(458,143)
Total primary liquidity	$7,946,922	$3,948,611	$3,937,055

Ratio of primary liquidity to total deposits	31.9%	20.5%	20.9%

Secondary Liquidity - Off-Balance Sheet	December 31,
Available Secured Borrowing Capacity	2020	2019	2018
	(In thousands)
Total secured borrowing capacity with the FHLB	$3,330,715	$4,229,788	$3,746,970
Less: secured advances outstanding	(5,000)	(1,318,000)	(1,040,000)
Available secured borrowing capacity with the FHLB	3,325,715	2,911,788	2,706,970
Available secured borrowing capacity with the FRBSF	1,409,452	1,988,028	2,003,269
Total secondary liquidity	$4,735,167	$4,899,816	$4,710,239
During 2020, the Company's primary liquidity increased by $4.0 billion to $7.9 billion at December 31, 2020 due mainly to a $2.5 billion increase in interest-earning deposits in financial institutions, a $1.4 billion increase in securities available-for-sale, and a $36.9 million decrease in pledged securities. During 2020, the Company's secondary liquidity decreased by $164.6 million to $4.7 billion at December 31, 2020 due mostly to a $578.6 million decrease in available borrowing capacity on the secured credit line with the FRBSF, offset partially by a $413.9 million increase in available secured borrowing capacity with the FHLB. The $413.9 million increase in available secured borrowing capacity with the FHLB resulted primarily from a $1.3 billion decrease in the amount borrowed from the secured borrowing line with the FHLB, offset partially by an $899.1 million decrease in the borrowing capacity related to pledged loans.

In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At December 31, 2020, core deposits totaled $22.3 billion and represented 89% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
The Bank maintains adequate levels of liquidity to address potential cash outflows from fluctuating deposit balances, draws on unfunded loan commitments, anticipated loan production, scheduled maturities of borrowed funds, and other causes of cash flow volatility.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2020, brokered deposits totaled $1.3 billion, consisting primarily of $1.1 billion of non-maturity brokered accounts and $195.7 million of brokered time deposits. At December 31, 2019, brokered deposits totaled $1.7 billion, consisting mainly of $1.2 billion of brokered time deposits and $496.4 million of non-maturity brokered accounts.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. At December 31, 2020, the Bank was in compliance with all established liquidity guidelines.
Holding Company Liquidity
PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and PacWest's ability to raise capital, issue subordinated debt, and secure outside borrowings. PacWest's ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. PacWest's ability to pay dividends is also subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debentures. Approval by the FRB is required prior to our declaring and paying a cash dividend during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. PacWest may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends. Due to the impact of the goodwill impairment charge on net earnings in the first quarter of 2020, we are now required to receive approval from the FRB, as described above, prior to declaring a dividend.
Dividends paid by California state-chartered banks are regulated by the FDIC for non-member banks and the DFPI under their general supervisory authority. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank had a net loss of $256.7 million during the three fiscal years of 2020, 2019, and 2018, compared to dividends of $1.3 billion paid by the Bank during that same period. During the year ended December 31, 2020, PacWest received $258.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $2.0 billion at December 31, 2020, for the foreseeable future any dividends from the Bank to PacWest will continue to require DFPI and FDIC approval consistent with what has been required since 2008 when the Bank first had an accumulated deficit triggered by goodwill impairment write-downs during the financial crisis of 2007-2008.
At December 31, 2020, PacWest had $127.8 million in cash and cash equivalents, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.

Stock Repurchase Programs
In February 2020, we repurchased 1,953,711 shares of common stock for a total amount of $70.0 million at an average price of $35.83 under the former Stock Repurchase Program. All shares repurchased under the former Stock Repurchase Program were retired upon settlement.
On February 12, 2020, PacWest's Board authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million. The new Stock Repurchase Program is effective from February 29, 2020 and terminates on February 28, 2021. On April 21, 2020, stock repurchases under the new Stock Repurchase Program were suspended indefinitely. No shares have been repurchased under the new Stock Repurchase Program and the entire $200 million is remaining at December 31, 2020.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
December 31, 2020	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits (1)	$1,243,848	$174,981	$107,866	$75	$1,526,770
Short-term borrowings	5,000	—	—	—	5,000
Long-term debt obligations (1)	—	—	—	543,275	543,275
Contractual interest (2)	2,706	1,809	2,051	2	6,568
Operating lease obligations	34,302	55,367	32,275	28,313	150,257
Other contractual obligations	89,472	84,057	12,716	23,796	210,041
Total	$1,375,328	$316,214	$154,908	$595,461	$2,441,911
_______________________________________
(1)    Excludes purchase accounting fair value adjustments.
(2)    Excludes interest on subordinated debentures as these instruments are floating rate.

Operating lease obligations, time deposits, and debt obligations are discussed in Note 6. Premises and Equipment, Net, Note 10. Deposits, and Note 11. Borrowings and Subordinated Debentures of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third‑party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, and commitments under deferred compensation arrangements.
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

Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At December 31, 2020, our loan commitments and standby letters of credit were $7.6 billion and $337.3 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “- Liquidity - Liquidity Management,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of December 31, 2020, the U.S. Dollar notional amounts of loans receivable and subordinated debentures payable denominated in foreign currencies were $43.4 million and $31.5 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $44.6 million and $28.5 million. We recognized foreign currency translation net gains of $3,000, $150,000, and $299,000 for the years ended December 31, 2020, 2019, and 2018, respectively.
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
We evaluated the results of our NII simulation model and MVE model prepared as of December 31, 2020, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2020. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at December 31, 2020. In order to arrive at the base case, we extend our balance sheet at December 31, 2020 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31, 2020. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate that are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12 month NII simulation model as of December 31, 2020 assumes interest-bearing deposits reprice at 29% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
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

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
December 31, 2020	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,236.9	20.8%	4.67%	0.80%
Up 200 basis points	$1,147.9	12.1%	4.33%	0.46%
Up 100 basis points	$1,072.8	4.7%	4.05%	0.18%
BASE CASE	$1,024.2	—	3.87%	—
Down 25 basis points	$1,019.2	(0.5)%	3.81%	(0.06)%
Down 50 basis points	$1,014.6	(0.9)%	3.83%	(0.04)%
Down 100 basis points	$1,013.6	(1.0)%	3.83%	(0.04)%
During 2020, total base case year 1 tax equivalent NII increased by $62.4 million to $1.02 billion at December 31, 2020 and the base case tax equivalent NIM decreased to 3.87% from 4.15%. The increase in year 1 NII compared to December 31, 2019 is due to lower cost of funds, offset partially by lower yield on earning assets. The decrease in NIM was due almost entirely to the year-over-year shift in the earning assets mix in the static balance sheet, as the balance of low yielding interest-earning deposits in financial institutions increased by $2.5 billion from the large increase in core deposits during 2020. The core deposits increase related primarily to the strong deposit growth from our venture banking clients.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Bear Flattener” scenario, when short-term rates increase faster than long-term rates. In the “Bear Flattener” scenario, Year 1 tax equivalent NII increases by 1.4%. Because of the low level of market interest rates and the assumption that market rates contain a 0% floor, the ad hoc scenarios that assume decreasing interest rates do not differ materially from the base case scenario.

At December 31, 2020, we had $19.2 billion of total loans that included $10.4 billion with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $8.7 billion, or 84%, contained interest rate floor provisions, which included $8.6 billion of loans with "in-the-money" floors, meaning the loan coupon will not adjust down if there are future decreases to the index interest rate. The following table summarizes the estimated balance of loans with "in-the-money" floors for the indicated increases in interest rates:

December 31, 2020
Total Amount of
Loans With
Basis Points of	"In-the-Money"
Rate Increases	Loan Floors
(Dollars in millions)
50 bps	$6,362
100 bps	$4,330
150 bps	$2,811
200 bps	$1,028
250 bps	$145
At December 31, 2020, we also had $4.0 billion of variable-rate hybrid loans that do not immediately reprice because the loans contain an initial fixed rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $541 million, $1.1 billion, and $1.7 billion in the next one, two, and three years.
LIBOR is expected to be phased out after 2021, as such the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR. The business processes impacted relate primarily to our variable-rate loans and our subordinated debentures, both of which are indexed to LIBOR. For further information see Item 1A. Risk Factors.
Market Value of Equity
We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as the market value of equity, using our MVE model. This simulation model assesses the changes in the market value of our interest-sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates of 100, 200, and 300 basis points and sustained decrease in market interest rates of 25, 50, and 100 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections include various assumptions regarding cash flows and interest rates and are by their nature forward-looking and inherently uncertain.
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at December 31, 2020.

The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
December 31, 2020	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$6,510.3	$780.5	13.6%	22.1%	181.1%
Up 200 basis points	$6,259.2	$529.4	9.2%	21.2%	174.1%
Up 100 basis points	$5,992.0	$262.2	4.6%	20.3%	166.7%
BASE CASE	$5,729.8	$—	—	19.4%	159.4%
Down 25 basis points	$5,644.9	$(84.9)	(1.5)%	19.1%	157.0%
Down 50 basis points	$5,525.4	$(204.4)	(3.6)%	18.7%	153.7%
Down 100 basis points	$5,300.6	$(429.2)	(7.5)%	18.0%	147.4%
During 2020, total base case projected market value of equity decreased by $1.6 billion to $5.7 billion at December 31, 2020. This decrease in base case projected MVE was due primarily to: (1) a $1.36 billion decrease in the book value of stockholders' equity due mainly to a $1.24 billion net loss attributable primarily to a $1.47 billion goodwill impairment charge, $70.0 million of common stock repurchased under the Stock Repurchase Program, and $159.7 million of cash dividends paid, offset partially by a $93.9 million increase in accumulated other comprehensive income; and (2) a $496.6 million increase in the mark-to-market adjustment for total deposits from the lower market interest rates used for the deposit valuation; offset partially by (3) a $224.1 million increase in the mark-to-market adjustment for loans and leases due to the impact of lower credit spreads used for calculating the valuation.

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
As of December 31, 2020, PacWest Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10‑K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PacWest Bancorp:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the allowance for credit losses for loans and leases collectively evaluated
As discussed in Note 1 to the consolidated financial statements, the Company’s allowance for credit losses for loans and leases collectively evaluated is the combination of an allowance for loan and lease losses collectively evaluated (reserve on pooled loans and leases) and the reserve for unfunded loan commitments (collective ACL). The Company adopted ASU No. 2016-13, Financial Instruments— Credit Losses (ASC Topic 326) as of January 1, 2020. The total allowance for credit losses as of January 1, 2020 was $182.0 million, of which $175.8 million related to the collective ACL (the January 1, 2020 collective ACL). As discussed in Note 1 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2020 was $433.8 million, of which $430.1 million related to the collective ACL (the December 31, 2020 collective ACL). The collective ACL is measured with the current expected credit loss (CECL) approach for financial instruments measured at amortized cost and other commitments to extend credit which share similar risk characteristics and reflects losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical loss experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. The Company’s CECL methodology for the reserve on pooled loans and leases component includes both quantitative and qualitative loss factors which are applied to the population of loans and leases and assessed at a pool level. The Company estimates the probability of default (PD) during the reasonable and supportable period using econometric regression models developed to correlate macroeconomic variables to historical credit performance. The loans and unfunded commitments are grouped into loss given default (LGD) pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the exposure at default (EAD) of defaulted loans. The Company estimates the reserve for unfunded loan commitments using the same PD, LGD, and prepayment rates as used for the reserve on pooled loans and leases. The reserve for unfunded loan commitments is computed using expected future utilization rates of the unfunded commitments during the contractual life of the commitments based on historical usage of unfunded commitments by loan pool. For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated using a single scenario economic forecast that is consistent with the Company’s current expectations for the loan pools. The EAD is multiplied by the PD and LGD rates to calculate expected losses through the end of the forecast period. The Company then reverts on a straight-line basis from the PD, LGD and prepayment rates used during the reasonable and supportable period to the Company’s historical PD, LGD and prepayment experience. The qualitative portion of the reserve on pooled loans and leases represents the Company’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve, including consideration of idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the collective ACL reflects the Company’s best estimate of current expected credit losses.
We identified the assessment of the January 1, 2020 collective ACL and the December 31, 2020 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate the PD, LGD, prepayments and their significant assumptions, including the pooling of loans and leases which share similar risk characteristics, the economic forecast and macroeconomic events and circumstances, the reasonable and supportable forecast period, the reversion to the Company’s historical PD, LGD and prepayment experience for the remaining contractual life of the loans and leases, internal risk ratings for commercial loans, and the qualitative loss factors and their significant assumptions, including the idiosyncratic risk factors and portfolio concentrations. The assessment included an evaluation of the conceptual soundness of the PD, LGD, and prepayment models. The assessment also encompassed the determination of expected future utilization rates on unfunded loan commitments utilized in the reserve for unfunded loan commitments. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:
•development and approval of the collective ACL methodology
•development of the PD, LGD and prepayment models
•identification and determination of the significant assumptions used in the PD, LGD and prepayment models used to calculate the collective ACL
•development of the qualitative loss factors, including the significant assumptions used in the measurement of the qualitative factors
•development of the expected future utilization rates of unfunded loan commitments
•analysis of the collective ACL results, trends and ratios.
We evaluated the Company’s process to develop the January 1, 2020 collective ACL and the December 31, 2020 collective ACL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in the following:
•evaluating the collective ACL methodology for compliance with U.S. generally accepted accounting principles evaluating judgments made by the Company relative to the development and performance of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance of the PD, LGD and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic forecast and underlying assumptions by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•evaluating the economic forecast and macroeconomic events and circumstances through comparison to publicly available forecasts
•evaluating the length of the historical observation period, reasonable and supportable forecast period, and reversion period by comparing them to specific portfolio risk characteristics and trends
•determining whether the loan and lease portfolio is pooled by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•evaluating individual internal risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative loss factors and their significant assumptions, and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models

•evaluating the methodology of the expected future utilization rates of unfunded loan commitments by comparing them to relevant Company-specific metrics and trends.
We also assessed the sufficiency of the audit evidence obtained related to the Company’s January 1, 2020 collective ACL and the December 31, 2020 collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
Assessment of the valuation of goodwill
As discussed in Notes 1 and 7 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $1.1 billion, of which all was related to the Company’s one reportable segment. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. During the quarter ended March 31, 2020, due to the decline in economic conditions triggered by the COVID-19 pandemic which caused a significant decline in stock market valuations in March 2020, including the Company’s stock price, the Company performed an interim goodwill impairment assessment. As a result, the Company recorded a partial goodwill impairment charge of $1.47 billion during the year ended December 31, 2020. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for any amount by which the carrying amount exceeds the reporting unit's fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. The Company applied the market approach using an average share price of the Company’s stock and a control premium to determine the fair value of the reporting unit.
We identified the assessment of the valuation of goodwill as a critical audit matter. The estimated fair value of the Company involved significant measurement uncertainty and required a high degree of subjective auditor judgment. We performed risk assessment procedures over assumptions used to estimate the fair value of the Company’s reporting unit and determined the length of time to determine the average stock price and the control premium represented the significant assumptions. The length of time used to determine the average stock price and the control premium assumptions used to estimate the fair value of the Company were challenging to test as they represented subjective determinations of market and economic conditions that were also sensitive to variation and minor changes to those assumptions could have had a significant effect on the Company’s assessment of the valuation of goodwill. Additionally, the audit effort associated with this assessment required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the determination of the estimated fair value of the Company used in the valuation of goodwill, including controls over the (1) determination of the length of time used in the average stock price and (2) selection of the control premium used to develop the estimate. We evaluated the Company’s length of time used in the average stock price, by comparing the time frame selected to determine the average stock price to historical and economic information and market data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the control premium used by the Company in the valuation by comparing it against a control premium range that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP
We have served as the auditor for the Company or its predecessors since 1982.
Irvine, California
February 26, 2021

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$150,464	$172,585
Interest-earning deposits in financial institutions	3,010,197	465,039
Total cash and cash equivalents	3,160,661	637,624
Securities available-for-sale, at fair value	5,235,591	3,797,187
Federal Home Loan Bank stock, at cost	17,250	40,924
Total investment securities	5,252,841	3,838,111
Gross loans and leases held for investment	19,153,357	18,910,740
Deferred fees, net	(69,980)	(63,868)
Allowance for loan and lease losses	(348,181)	(138,785)
Total loans and leases held for investment, net	18,735,196	18,708,087
Equipment leased to others under operating leases	333,846	324,084
Premises and equipment, net	39,234	38,585
Foreclosed assets, net	14,027	440
Goodwill	1,078,670	2,548,670
Core deposit and customer relationship intangibles, net	23,641	38,394
Other assets	860,326	636,811
Total assets	$29,498,442	$26,770,806

LIABILITIES:
Noninterest-bearing deposits	$9,193,827	$7,243,298
Interest-bearing deposits	15,746,890	11,989,738
Total deposits	24,940,717	19,233,036
Borrowings	5,000	1,759,008
Subordinated debentures	465,812	458,209
Accrued interest payable and other liabilities	491,962	365,856
Total liabilities	25,903,491	21,816,109

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at December 31, 2020 and 2019
120,736,834 and 121,890,008 shares issued, respectively, includes 1,608,126 and 1,513,197
shares of unvested restricted stock, respectively)	1,207	1,219
Additional paid-in capital	3,100,633	3,306,006
Retained earnings	409,391	1,652,248
Treasury stock, at cost (2,321,981 and 2,108,403 shares at December 31, 2020 and 2019)	(88,803)	(83,434)
Accumulated other comprehensive income, net	172,523	78,658
Total stockholders' equity	3,594,951	4,954,697
Total liabilities and stockholders' equity	$29,498,442	$26,770,806

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$993,138	$1,097,845	$1,047,969
Investment securities	106,770	115,569	111,619
Deposits in financial institutions	3,583	6,479	2,082
Total interest income	1,103,491	1,219,893	1,161,670
Interest expense:
Deposits	59,663	148,460	80,140
Borrowings	8,161	26,961	11,985
Subordinated debentures	21,109	29,843	28,631
Total interest expense	88,933	205,264	120,756
Net interest income	1,014,558	1,014,629	1,040,914
Provision for credit losses	339,000	22,000	45,000
Net interest income after provision for credit losses	675,558	992,629	995,914
Noninterest income:
Other commissions and fees	40,347	43,623	45,543
Leased equipment income	43,628	38,727	37,881
Service charges on deposit accounts	10,351	14,637	16,509
Gain on sale of loans and leases	2,139	1,114	4,675
Gain on sale of securities	13,171	25,445	8,176
Other income	36,424	19,016	35,851
Total noninterest income	146,060	142,562	148,635
Noninterest expense:
Compensation	271,494	285,862	282,568
Occupancy	57,555	57,407	53,223
Leased equipment depreciation	28,865	24,016	21,371
Data processing	26,779	27,556	27,225
Insurance and assessments	22,625	16,404	20,705
Other professional services	19,917	17,803	21,952
Customer related expense	17,532	13,839	10,353
Intangible asset amortization	14,753	18,726	22,506
Loan expense	13,454	12,931	10,569
Acquisition, integration and reorganization costs	1,060	349	1,770
Foreclosed assets income, net	(17)	(3,555)	(751)
Goodwill impairment	1,470,000	—	—
Other expense	40,002	30,913	39,741
Total noninterest expense	1,984,019	502,251	511,232
Earnings (loss) before income taxes	(1,162,401)	632,940	633,317
Income tax expense	75,173	164,304	167,978
Net earnings (loss)	$(1,237,574)	$468,636	$465,339

Earnings (loss) per share:
Basic	$(10.61)	$3.90	$3.72
Diluted	$(10.61)	$3.90	$3.72
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net earnings (loss)	$(1,237,574)	$468,636	$465,339
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities available-for-sale
arising during the year	142,696	143,019	(52,559)
Income tax (expense) benefit related to net unrealized holding gains
(losses) arising during the year	(39,335)	(40,058)	15,015
Unrealized net holding gains (losses) on securities available-for-sale,
net of tax	103,361	102,961	(37,544)
Reclassification adjustment for net (gains) losses included in net earnings (1)	(13,171)	(25,445)	(8,176)
Income tax expense (benefit) related to reclassification adjustment	3,675	7,217	2,338
Reclassification adjustment for net (gains) losses included in
net earnings, net of tax	(9,496)	(18,228)	(5,838)
Other comprehensive income (loss), net of tax	93,865	84,733	(43,382)
Comprehensive income (loss)	$(1,143,709)	$553,369	$421,957
__________________________________
(1)    Entire amount recognized in "Gain on sale of securities" on the Consolidated Statements of Earnings (Loss).

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Dollars in thousands)
Balance, December 31, 2017	128,782,878	$1,305	$4,287,487	$723,471	$(65,836)	$31,171	$4,977,598
Cumulative effect of change in
accounting principles (1)	—	—	—	(6,136)	—	6,136	—
Net earnings	—	—	—	465,339	—	—	465,339
Other comprehensive loss	—	—	—	—	—	(43,382)	(43,382)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	437,831	4	29,764	—	—	—	29,768
Restricted stock surrendered	(181,642)				(9,149)		(9,149)
Common stock repurchased under
Stock Repurchase Program	(5,849,234)	(58)	(306,335)	—	—	—	(306,393)
Cash dividends paid:
Common stock, $2.30/share	—	—	(288,193)	—	—	—	(288,193)
Balance, December 31, 2018	123,189,833	1,251	3,722,723	1,182,674	(74,985)	(6,075)	4,825,588
Cumulative effect of change in
accounting principle (2)	—	—	—	938	—	—	938
Net earnings	—	—	—	468,636	—	—	468,636
Other comprehensive income	—	—	—	—	—	84,733	84,733
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	798,248	8	26,807	—	—	—	26,815
Restricted stock surrendered	(218,531)	—	—	—	(8,449)	—	(8,449)
Common stock repurchased under
Stock Repurchase Program	(3,987,945)	(40)	(154,476)	—	—	—	(154,516)
Cash dividends paid:
Common stock, $2.40/share	—	—	(289,048)	—	—	—	(289,048)
Balance, December 31, 2019	119,781,605	1,219	3,306,006	1,652,248	(83,434)	78,658	4,954,697
Cumulative effect of change in
accounting principle (3)	—	—	—	(5,283)	—	—	(5,283)
Net loss	—	—	—	(1,237,574)	—	—	(1,237,574)
Other comprehensive income	—	—	—	—	—	93,865	93,865
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	800,537	8	24,355	—	—	—	24,363
Restricted stock surrendered	(213,578)	—	—	—	(5,369)	—	(5,369)
Common stock repurchased under
Stock Repurchase Program	(1,953,711)	(20)	(69,980)	—	—	—	(70,000)
Cash dividends paid:
Common stock, $1.35/share	—	—	(159,748)	—	—	—	(159,748)
Balance, December 31, 2020	118,414,853	$1,207	$3,100,633	$409,391	$(88,803)	$172,523	$3,594,951
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
(2)    Impact due to adoption on January 1, 2019 of ASU 2016-02, "Leases (Topic 842)," and the related amendments.
(3)    Impact due to adoption on January 1, 2020 of ASU 2016-13, "Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments," and the related amendments, commonly referred to as CECL.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(1,237,574)	$468,636	$465,339
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	1,470,000	—	—
Depreciation and amortization	44,839	39,115	35,168
Amortization of net premiums on securities available-for-sale	16,311	13,962	23,938
Amortization of intangible assets	14,753	18,726	22,506
Amortization of operating lease ROU assets	29,432	29,393	—
Provision for credit losses	339,000	22,000	45,000
Gain on sale of foreclosed assets, net	(495)	(3,689)	(609)
Provision for losses on foreclosed assets	267	78	74
Gain on sale of loans and leases, net	(2,139)	(1,114)	(4,675)
Loss (gain) on sale of premises and equipment	346	599	(20)
Gain on sale of securities, net	(13,171)	(25,445)	(8,176)
Gain on BOLI death benefits	—	—	(1,338)
Unrealized loss (gain) on derivatives and foreign currencies, net	66	(228)	(325)
Earned stock compensation	24,363	26,815	29,768
Decrease (increase) in other assets	(105,749)	30,261	24,981
Decrease in accrued interest payable and other liabilities	(96,376)	(36,449)	(23,604)
Net cash provided by operating activities	483,873	582,660	608,027

Cash flows from investing activities:
Net increase in loans and leases	(463,643)	(1,005,478)	(1,209,986)
Proceeds from sales of loans and leases	128,138	102,573	646,587
Proceeds from maturities and paydowns of securities available-for-sale	439,473	325,863	290,177
Proceeds from sales of securities available-for-sale	173,425	1,584,860	571,800
Purchases of securities available-for-sale	(1,924,917)	(1,569,421)	(1,180,545)
Net redemptions (purchases) of Federal Home Loan Bank stock	23,674	(8,821)	(11,313)
Proceeds from sales of foreclosed assets	1,396	8,590	13,479
Purchases of premises and equipment, net	(12,529)	(15,104)	(12,385)
Proceeds from sales of premises and equipment	8	73	57
Proceeds from BOLI death benefits	761	555	3,546
Net increase in equipment leased to others under operating leases	(46,765)	(54,996)	(28,610)
Net cash used in investing activities	(1,680,979)	(631,306)	(917,193)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	1,952,116	(643,530)	(615,263)
Net increase in interest-bearing deposits	3,757,152	1,008,152	624,094
Net (decrease) increase in borrowings	(1,754,008)	387,894	903,772
Net decrease in subordinated debentures	—	—	(12,372)
Common stock repurchased and restricted stock surrendered	(75,369)	(162,965)	(315,542)
Cash dividends paid, net	(159,748)	(289,048)	(288,193)
Net cash provided by financing activities	3,720,143	300,503	296,496
Net increase (decrease) in cash and cash equivalents	2,523,037	251,857	(12,670)
Cash and cash equivalents, beginning of year	637,624	385,767	398,437
Cash and cash equivalents, end of year	$3,160,661	$637,624	$385,767
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$99,605	$200,463	$119,042
Cash paid for income taxes	114,235	123,533	98,575
Loans transferred to foreclosed assets	14,755	120	16,914
Transfers from loans held for investment to loans held for sale	—	25,124	—

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 70 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank also offers venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovative hubs across the United States. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
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
(a) Accounting Standards Adopted in 2020
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
The Company adopted the new standard using the modified retrospective approach and recognized a cumulative effect adjustment to decrease retained earnings by $5.3 million, net of taxes, and increase the allowance for credit losses by $7.3 million without restating prior periods and applied the requirements of the new standard prospectively. There was no cumulative effect adjustment related to available-for-sale securities at adoption. The Company elected to account for accrued interest receivable separately from the amortized cost of loans and leases and investment securities. Accrued interest receivable is included in "Other assets" on the consolidated balance sheets. The Company elected the practical expedient to use the fair value of the collateral at the reporting date when determining the allowance for credit losses for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the entity’s assessment as of the reporting date (collateral dependent financial asset). Additionally, the Company implemented new business processes, new internal controls, and modified existing and/or implemented new internal models and tools to facilitate the ongoing application of the new standard. See Note 4. Loans and Leases for further details.

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
Effective January 1, 2020, the Company adopted the provisions of ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurements" which add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. Although the guidance modifies our disclosures in 2020, there was no impact to our consolidated financial statements from the adoption of this new standard.
ASU 2020-03, "Codification Improvements to Financial Instruments" ("ASU 2020-03"), revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU 2020-03 was effective immediately upon its release in March 2020 and did not have a material impact to our consolidated financial statements.
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
(c) Use of Estimates
The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses (the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments), the carrying value of goodwill and other intangible assets, and the realization of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
(d) Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. In our loan and allowance tables, we realigned our venture capital subclasses to better reflect and report our lending. Prior to the realignment, our venture capital subclasses were: (1) equity fund loans, (2) early stage, (3) expansion stage, and (4) late stage. After the realignment, our venture capital subclasses are: (1) equity fund loans and (2) venture lending (which includes early stage, expansion stage, and late stage). All of the loan and allowance tables, both current period and prior periods, reflect this realignment.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(e) Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of: (1) cash and due from banks, (2) interest‑earning deposits in financial institutions, and (3) securities purchased under resale agreements. Interest‑earning deposits in financial institutions represent mostly cash held at the FRBSF, the majority of which is immediately available.
(f) Investment in Debt Securities
We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held‑to‑maturity and stated at amortized cost. We do not classify any securities as held-to-maturity. Securities to be held for indefinite periods of time, but not necessarily to be held‑to‑maturity or on a long‑term basis, are classified as available‑for‑sale and carried at estimated fair value, with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of applicable income taxes. Securities available‑for‑sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, and other related factors. Securities are individually evaluated for appropriate classification when acquired. As a result, similar types of securities may be classified differently depending on factors existing at the time of purchase.
The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Premiums on callable securities are amortized to the earliest call date. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. Such gains or losses are included in "Gain on sale of securities" on the consolidated statements of earnings (loss).
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
Effective January 1, 2020, upon the adoption of ASU 2016-13, debt securities available-for-sale are measured at fair value and are subject to impairment testing. A security is impaired if the fair value of the security is less than its amortized cost basis. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components (if any) of the fair value decline. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation allowance would be reduced, but not more than the amount of the current existing allowance for that security.
(g) Equity and Other Investments
Investments in equity securities are classified into one of the following two categories and accounted as follows:
•Securities with a readily determinable fair value are reported at fair value, with changes in fair value recorded in earnings.
•Securities without a readily determinable fair value for which we have elected the "measurement alternative" are reported at cost less impairment (if any) plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Included in our equity investments that do not have a readily determinable fair value are our investments in non-public Small Business Investment Companies ("SBICs"). All of our SBIC investments meet the definition of investment companies, as defined in ASC 946, Financial Services - Investment Companies. We elected the practical expedient available in Topic 820, Fair Value Measurements, which permits the use of net asset value ("NAV") per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs are required to value and report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of our SBIC investments as gains or losses on equity investments in our consolidated statements of earnings (loss). The carrying value of our SBIC investments is equal to the capital account balance per each SBIC entities' quarterly financial statements.
Realized gains or losses resulting from the sale of equity investments are calculated using the specific identification method and are included in "Noninterest income - other."
If we have the ability to significantly influence the operating and financial policies of the investee, the investment is accounted for pursuant to the equity method of accounting. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or similarly structured entity. Our equity investment carrying values are included in other assets and our share of earnings and losses in equity method investees is included in "Noninterest income - other" on the consolidated statements of earnings (loss).
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
Purchased loans. Purchased loans are stated at the principal amount outstanding, net of unearned discounts or unamortized premiums. All loans acquired in our acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated to determine if they have experienced a more-than-insignificant deterioration in credit quality since origination or issuance as of the acquisition date and are accounted for as “acquired non‑PCD” or “purchased credit deteriorated” loans.
Acquired non‑PCD loans. Acquired non‑PCD loans are those loans for which there was no evidence of a more-than-insignificant credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Acquired non‑PCD loans, together with originated loans, are referred to as Non‑PCD loans. Purchase discounts or premiums on acquired non‑PCD loans are recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Purchased loans with credit deterioration. Prior to January 1, 2020, purchased credit impaired loans were accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” At the time of acquisition, these loans were recorded at estimated fair value based upon estimated future cash flows with no related allowance for credit losses.
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
We provide equipment financing through operating leases where we facilitate the purchase of equipment leased to customers. The equipment is shown on our consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the consolidated statements of earnings (loss), according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest income" in the consolidated statements of earnings (loss).
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
Individually Evaluated Loans and Leases. Loans and leases that do not share similar risk characteristics with other financial assets are individually evaluated for impairment and excluded from loan pools used within the collective evaluation of estimated credit losses. We defined the following criteria for what constitutes a “default”, which results in a loan no longer sharing similar risk characteristics with other loans, and therefore requires an individual evaluation for expected credit losses. The criteria for default may include any one of the following:
•On nonaccrual status,
•Modified under a TDR,
•Payment delinquency of 90 days or more,
•Partial charge-off recognized,
•Risk rated doubtful or loss, or
•Reasonably expected to be modified under a TDR.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Defaulted loans and leases with outstanding balances over $250,000 are reviewed individually for expected credit loss. Individually evaluated loans are measured at the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based on the estimated fair value of the underlying collateral. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral. An individually evaluated reserve and/or charge off would be recognized when the present value of expected future cash flows or the fair value of the underlying collateral is below the amortized cost of the loan. If the measured amount of any individually reviewed loan exceeds its amortized cost, further review is required to determine whether a positive allowance should be added (but only up to amounts previously written off) to its amortized cost basis in order to reflect the net amount expected to be collected.
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
The Company has granted various commercial and consumer loan modifications to provide borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company elected to not apply TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act.
A loan that has been placed on nonaccrual status that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period of time, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or circumstances. A loan that has not been placed on nonaccrual status may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves maturity extensions, a reduction in the loan interest rate and/or a change to interest‑only payments for a period of time. Loan modifications that qualify as troubled debt restructurings are individually evaluated for expected credit losses based on the present value of expected cash flows discounted at the loan’s original effective interest rate or based on the fair value of the collateral if the loan is collateral-dependent.
Impaired loans and leases. Prior to January 1, 2020, a loan or lease was considered impaired when it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. Impaired loans and leases included loans and leases on nonaccrual status and performing troubled debt restructured loans. Income from impaired loans was recognized on an accrual basis unless the loan was on nonaccrual status. Income from loans on nonaccrual status was recognized to the extent cash was received and when the loan’s principal balance was deemed collectable. We measured impairment of a loan or lease by using the estimated fair value of the collateral, less estimated costs to sell and other applicable costs, if the loan or lease was collateral‑dependent and the present value of the expected future cash flows discounted at the loan’s or lease’s effective interest rate if the loan or lease was not collateral‑dependent. The impairment amount on a collateral‑dependent loan or lease was charged‑off, and the impairment amount on a loan that was not collateral‑dependent was generally recorded as a specific reserve within our allowance for loan and lease losses.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(i) Allowance for Credit Losses on Loans and Leases Held for Investment
Effective January 1, 2020, upon the adoption of ASU 2016-13, the Company replaced the incurred loss accounting approach with the current expected credit loss ("CECL") approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts.
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans and leases does not include accrued interest receivable, which is included in "Other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statements of earnings (loss) is a combination of the provision for loan and lease losses and the provision for unfunded loan commitments.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The loans and unfunded commitments are grouped into nine LGD pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the EAD of defaulted loans starting with the first quarter of 2009 to the current period. The PD and LGD rates are applied to the EAD at the loan or lease level based on contractual scheduled payments and estimated prepayments. We use our actual historical loan prepayment experience from 2009 to 2019 to estimate future prepayments by loan pool. Loans and leases with outstanding balances less than or equal to $250,000, where it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement, remain in their respective pools and are assigned a 100% probability of default.
For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated over a 4-quarter time horizon using a single scenario economic forecast that is consistent with management's current expectations for the 16 loan pools. We use economic forecasts from Moody's Analytics in this process. The economic forecast is updated monthly; therefore, the one used for each quarter-end calculation is generally released a few weeks prior to quarter-end. If economic conditions as of the balance sheet date change materially, management would consider a qualitative adjustment. The key macroeconomic assumptions used in each of the seven PD regression models include two or three of the following economic indicators: Real GDP, unemployment rates, CRE Price Index, the BBB corporate spread, nominal disposable income, and CPI.
The quantitative CECL model applies the projected rates based on the economic forecasts for the 4-quarter reasonable and supportable forecast horizon to EAD to estimate defaulted loans. During this forecast horizon, prepayment rates during a historical period that exhibits economic conditions most similar to the economic forecast are used to estimate EAD. If no historical period from 2009 to 2019 exhibits economic conditions that are similar to the economic forecast, management uses its best estimate of prepayments expected over the reasonable and supportable forecast period which may, in some circumstances, be the average of all historical prepayment experience. Historical LGD rates are applied to estimated defaulted loans to determine estimated credit losses. We then use a 2-quarter reversion period to revert on a straight-line basis from the PD, LGD, and prepayment rates used during the reasonable and supportable forecast period to the Company’s historical PD, LGD, and prepayment experience. Subsequent to the reversion period for the remaining contractual life of loans and leases, the PD, LGD, and prepayment rates are based on historical experience from 2009 to 2019. PD regression models and prepayment rates are updated on an annual basis. LGD rates are updated every quarter to reflect current charge-off activity.
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
We may refer to the loans and leases with assigned credit risk ratings of "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 4. Loans and Leases.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan and lease risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on information available to them at the time of their examinations. Risk rating downgrades generally result in increases in the provisions for credit losses and the allowance for credit losses.
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
Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan and lease portfolio and associated unfunded commitments, and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Prior to January 1, 2020, the allowance for loan losses was measured using the incurred loss accounting approach. The allowance for credit losses was maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance was based upon our review of the credit quality of the loan and lease portfolio, which includes payment trends, borrowers' compliance with loan agreements, borrowers' current and budgeted financial performance, collateral valuation trends, and current economic factors and external conditions that may affect our borrowers' ability to make payments to us in accordance with contractual terms.
The allowance for loan and lease losses had a general reserve component for unimpaired loans and leases and a specific reserve component for impaired loans and leases.
A loan or lease was considered impaired when it was probable that we would be unable to collect all amounts due according to the original contractual terms of the agreement. We assessed our loans and leases for impairment on an ongoing basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measured impairment of a loan or lease based upon the fair value of the underlying collateral if the loan or lease was collateral-dependent or the present value of cash flows, discounted at the effective interest rate, if the loan or lease was not collateral-dependent. To the extent a loan or lease balance exceeded the estimated collectable value, a specific reserve or charge-off was recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral if the loan was collateral-dependent. Impaired loans and leases with outstanding balances less than or equal to $250,000 might not be individually assessed for impairment but would be assessed with reserves based on the average loss severity on historical impaired loans with similar risk characteristics.
Our allowance methodology for the general reserve component included both quantitative and qualitative loss factors which were applied to our population of unimpaired loans and leases to estimate our general reserves. The quantitative loss factors determination was based on a probability of default/loss given default ("PD/LGD") methodology which considered the likelihood of loans defaulting based on the historical degree that similar loans defaulted and the degree of credit losses based on the historical average degree of loss experienced for these similar loans and leases pooled both by loan or lease type and credit risk rating; loans with more adverse credit risk ratings had higher quantitative loss factors. The qualitative loss factors considered, among other things, current economic trends and forecasts, current collateral values and performance trends, credit performance trends, and the loan portfolio's current composition.
The quantitative estimation of the allowance for credit losses considered actual historical loan and lease charge-off experience over a 44-quarter look-back period starting with the first quarter of 2009. This look-back period was inclusive of the average timeframe over which charge-offs typically occurred following loan or lease origination and allowed for the capture of sufficient loss observations that were relevant to the current portfolio. When estimating the general reserve component for the various pools of similar loan types, the loss factors applied to the loan pools considered the current credit risk ratings, giving greater weight to loans with more adverse credit risk ratings. We recognized that the determination of the allowance for credit losses was sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time.
(j) Land, Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is charged to "Noninterest expense" in the consolidated statements of earnings (loss) using the straight‑line method over the estimated useful lives of the assets. The estimated useful lives of furniture, fixtures and equipment range from 3 to 7 years and for buildings up to 30 years. Leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(k) Foreclosed Assets
Foreclosed assets include OREO and repossessed non-real estate assets. Foreclosed assets are initially recorded at the estimated fair value of the property, based on current independent appraisals obtained at the time of acquisition, less estimated costs to sell, including senior obligations such as delinquent property taxes. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition less estimated costs to sell is charged to the allowance for loan and lease losses. Any subsequent write‑downs are charged to "Noninterest expense" in the consolidated statements of earnings (loss) and recognized through a foreclosed assets valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the foreclosed assets valuation allowance, but not below zero, and are credited to "Noninterest expense." Gains and losses on the sale of foreclosed assets and operating expenses of such assets are included in "Noninterest expense."
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
(m) Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment. Our regular annual impairment assessment occurs in the fourth quarter. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds its fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the consolidated statements of earnings (loss).
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
Both CDI and CRI are reviewed for impairment quarterly or earlier if events or changes in circumstances indicate that their carrying values may not be recoverable. If the recoverable amount of either CDI or CRI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset’s fair value at that time. If the fair value is below the carrying value, then the intangible asset is reduced to such fair value; an impairment loss for such amount would be recognized as a charge to "Noninterest expense" in the consolidated statements of earnings (loss).

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(n) Operating Leases
As of December 31, 2020, the Company only had operating leases related to our leased facilities. The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease ROU assets and operating lease liabilities, which are reported in "Other assets" and "Accrued interest payable and other liabilities" on the Company's consolidated balance sheets. The Company made a policy election to apply the short-term lease exemption to any operating leases with an original term of less than 12 months, therefore no ROU asset or lease liability is recorded for these operating leases. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component.
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
Certain of the Company's lease agreements include rental payments that adjust periodically based on changes in the CPI. We initially measure the present value of the lease payments using the index at the lease commencement date. Subsequent increases in the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. The ROU assets and lease liabilities are not re-measured as a result of changes in the CPI. The Company's lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised. Rent expense for lease payments is recognized on a straight-line basis over the lease term and is included in "Occupancy expense" on the Company's consolidated statements of earnings (loss).
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
(p) Derivative Instruments
The Company uses derivatives to manage exposure to market risk, primarily foreign currency risk and interest rate risk, and to assist customers with their risk management objectives. The Company uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities. As of December 31, 2020, all of our derivatives were held for risk management purposes and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These derivatives provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received on assets and liabilities denominated in foreign currencies as the result of changes to exchange rates. Our foreign currency derivatives are carried at fair value and recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in "Noninterest income - other" in the consolidated statements of earnings (loss).
The Bank offers interest rate swap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, we also enter into an offsetting swap with institutional counterparties to eliminate the interest rate risk to us. These back-to-back swap agreements, which generate fee income for us, are intended to offset each other. We retain the credit risk of the original loan. The net cash flow for us is equal to the interest income received from a variable rate loan originated with the client plus a fee. These swaps are not designated as accounting hedges and are recorded at fair value in "Other assets" and "Accrued interest payable and other liabilities" in the consolidated balance sheets. The changes in fair value are recorded in "Noninterest income - other" in the consolidated statements of earnings (loss).
In connection with negotiated credit facilities and certain other services, we may obtain equity warrant assets giving us the right to acquire stock in primarily private, venture-backed companies. We account for equity warrant assets as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815. These equity warrant assets are measured at estimated fair value on a monthly basis and are classified as "Other assets" in the consolidated balance sheets at the time they are obtained.
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties. This risk exposure consists primarily of the termination value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures.
(q) Comprehensive Income (Loss)
Comprehensive income (loss) consists of net earnings and net unrealized gains (losses) on debt securities available‑for‑sale, net, and is presented in the consolidated statements of comprehensive income (loss).
(r) Earnings (Loss) Per Share
In accordance with ASC Topic 260, “Earnings Per Share,” all outstanding unvested share‑based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two‑class method of determining basic and diluted earnings (loss) per share. All of our unvested restricted stock participates with our common stockholders in dividends. Accordingly, earnings allocated to unvested restricted stock are deducted from net earnings (loss) to determine that amount of earnings (loss) available to common stockholders. In the two‑class method, the amount of our earnings (loss) available to common stockholders is divided by the weighted average shares outstanding, excluding any unvested restricted stock, for both the basic and diluted earnings (loss) per share.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(s) Business Combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statements of earnings (loss) from the date of acquisition. Acquisition‑related costs, including conversion and restructuring charges, are expensed as incurred.
(t) Business Segments
We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent. As of December 31, 2020 and since December 31, 2015, we operated as one reportable segment. The factors considered in making this determination include the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the discrete financial information reviewed by our key decision makers. Through our network of banking offices nationwide, our entire operations provide relationship-based banking products, services and solutions for small to mid-sized companies, entrepreneurial and venture-backed businesses, venture capital and private equity investors, real estate investors, professionals and other individuals. Our products and services include commercial real estate, multi-family, commercial business, construction and land, consumer and government-guaranteed small business loans, business and personal deposit products, and treasury cash management services.
(u) Recently Issued Accounting Standards

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”	This Update simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.	January 1, 2021	The Company adopted this standard on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)"	This Update clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.	January 1, 2021	The Company adopted this standard on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2020-04, "Reference Rate Reform (Topic 848)" and ASU 2021-01, “Reference Rate Reform (Topic 848)”
This Update provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other agreements affected by the anticipated transition away from LIBOR toward new interest reference rates. For agreements that are modified because of reference rate reform and that meet certain scope guidance: (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. This Update also provides numerous optional practical expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in interest rates in connection with reference rate reform. An entity may elect to apply this Update for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.
		Effective upon the issuance date of March 12, 2020, and once adopted, will apply to contract modifications made and hedging relationships entered into on or before December 31, 2022.	The Company plans to adopt this ASU sometime in 2021. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs"	This Update clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period, which impacts the amortization period for nonrefundable fees and other costs.	January 1, 2021	The Company adopted this standard on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial position or results of operations.
NOTE 2. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the years ended December 31, 2020 and 2019 were $41.3 million and $131.0 million. As of December 31, 2020 and 2019, we pledged cash collateral for our derivative contracts of $2.9 million and $3.2 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 3.  INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	December 31,
	2020				2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,438,004	$93,631	$(18)	$1,531,617	$691,647	$43,851	$(339)	$735,159
Agency commercial MBS	1,207,676	74,238	(37)	1,281,877	1,083,182	25,579	(537)	1,108,224
Agency residential CMOs	1,172,166	47,994	(280)	1,219,880	1,112,573	24,403	(579)	1,136,397
Agency residential MBS	329,488	12,483	(897)	341,074	294,606	10,593	(1)	305,198
Corporate debt securities	308,803	3,490	(404)	311,889	17,000	3,748	—	20,748
Asset-backed securities	248,739	1,534	(770)	249,503	216,133	320	(1,670)	214,783
Collateralized loan obligations	136,777	23	(924)	135,876	124,134	25	(403)	123,756
Private label residential CMOs	110,891	6,076	(21)	116,946	96,066	3,430	(13)	99,483
SBA securities	39,437	2,217	(27)	41,627	47,765	506	(13)	48,258
U.S. Treasury securities	4,989	313	—	5,302	4,985	196	—	5,181
Total	$4,996,970	$241,999	$(3,378)	$5,235,591	$3,688,091	$112,651	$(3,555)	$3,797,187
See Note 14. Fair Value Measurements for information on fair value measurements and methodology.
As of December 31, 2020, securities available‑for‑sale with a fair value of $449.3 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the years indicated:

	Year Ended December 31,
Sales of Securities Available-for-Sale	2020	2019	2018
	(In thousands)
Amortized cost of securities sold	$160,254	$1,559,415	$563,624

Gross realized gains	$13,222	$29,584	$9,225
Gross realized losses	(51)	(4,139)	(1,049)
Net realized gains	$13,171	$25,445	$8,176

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Municipal securities	$5,919	$(18)	$—	$—	$5,919	$(18)
Agency commercial MBS	58,408	(37)	—	—	58,408	(37)
Agency residential CMOs	97,863	(280)	—	—	97,863	(280)
Agency residential MBS	90,722	(897)	—	—	90,722	(897)
Corporate debt securities	87,596	(404)	—	—	87,596	(404)
Asset-backed securities	17,694	(63)	61,031	(707)	78,725	(770)
Collateralized loan obligations	96,442	(729)	28,972	(195)	125,414	(924)
Private label residential CMOs	788	(19)	74	(2)	862	(21)
SBA securities	2,127	(27)	—	—	2,127	(27)
Total	$457,559	$(2,474)	$90,077	$(904)	$547,636	$(3,378)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Municipal securities	$38,667	$(339)	$—	$—	$38,667	$(339)
Agency commercial MBS	214,862	(537)	—	—	214,862	(537)
Agency residential CMOs	180,071	(572)	1,456	(7)	181,527	(579)
Agency residential MBS	—	—	186	(1)	186	(1)
Asset-backed securities	165,575	(1,670)	—	—	165,575	(1,670)
Collateralized loan obligations	102,469	(403)	—	—	102,469	(403)
Private label residential CMOs	9,872	(11)	114	(2)	9,986	(13)
SBA securities	4,565	(13)	—	—	4,565	(13)
Total	$716,081	$(3,545)	$1,756	$(10)	$717,837	$(3,555)
The securities that were in an unrealized loss position at December 31, 2020, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated.

	December 31, 2020
	Amortized	Fair
Maturity	Cost	Value
	(In thousands)
Due in one year or less	$6,063	$6,091
Due after one year through five years	575,561	606,388
Due after five years through ten years	1,306,179	1,368,746
Due after ten years	3,109,167	3,254,366
Total securities available-for-sale	$4,996,970	$5,235,591
MBS and CMOs have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
FHLB Stock
In connection with outstanding FHLB advances, the Bank owned FHLB stock carried at cost of $17.3 million and $40.9 million at December 31, 2020 and 2019. At December 31, 2020 and 2019, the Bank was required to own FHLB stock equal to a percentage of outstanding FHLB advances. During the year ended December 31, 2020, FHLB stock decreased by $23.7 million due mainly to $68.5 million in redemptions, offset partially by $44.8 million in purchases. We evaluated the carrying value of our FHLB stock investment at December 31, 2020 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Taxable interest	$80,426	$85,968	$68,504
Non-taxable interest	24,771	27,955	41,376
Dividend income	1,573	1,646	1,739
Total interest income on investment securities	$106,770	$115,569	$111,619

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 4.  LOANS AND LEASES
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	December 31,
	2020	2019
	(In thousands)
Real estate mortgage	$7,905,193	$7,982,383
Real estate construction and land	3,393,145	2,773,209
Commercial	7,534,801	7,714,358
Consumer	320,218	440,790
Total gross loans and leases held for investment	19,153,357	18,910,740
Deferred fees, net	(69,980)	(63,868)
Total loans and leases held for investment, net of deferred fees	19,083,377	18,846,872
Allowance for loan and lease losses	(348,181)	(138,785)
Total loans and leases held for investment, net (1)	$18,735,196	$18,708,087
____________________
(1)    Excludes accrued interest receivable of $79.7 million and $67.5 million at December 31, 2020 and December 31, 2019, respectively, which is recorded in "Other assets" on the consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31, 2020
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$6,750	$29,145	$35,895	$4,060,776	$4,096,671
Income producing and other residential	600	373	973	3,802,292	3,803,265
Total real estate mortgage	7,350	29,518	36,868	7,863,068	7,899,936
Real estate construction and land:
Commercial	—	—	—	1,117,121	1,117,121
Residential	759	—	759	2,242,401	2,243,160
Total real estate construction and land	759	—	759	3,359,522	3,360,281
Commercial:
Asset-based	—	2,128	2,128	3,427,155	3,429,283
Venture capital	540	—	540	1,697,968	1,698,508
Other commercial	2,323	4,766	7,089	2,368,025	2,375,114
Total commercial	2,863	6,894	9,757	7,493,148	7,502,905
Consumer	1,260	111	1,371	318,884	320,255
Total	$12,232	$36,523	$48,755	$19,034,622	$19,083,377

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2019
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$2,448	$5,919	$8,367	$4,194,320	$4,202,687
Income producing and other residential	2,105	802	2,907	3,767,153	3,770,060
Total real estate mortgage	4,553	6,721	11,274	7,961,473	7,972,747
Real estate construction and land:
Commercial	—	—	—	1,082,368	1,082,368
Residential	1,429	—	1,429	1,654,005	1,655,434
Total real estate construction and land	1,429	—	1,429	2,736,373	2,737,802
Commercial:
Asset-based	19	—	19	3,748,388	3,748,407
Venture capital	—	—	—	2,179,422	2,179,422
Other commercial	2,781	4,164	6,945	1,760,722	1,767,667
Total commercial	2,800	4,164	6,964	7,688,532	7,695,496
Consumer	1,006	200	1,206	439,621	440,827
Total	$9,788	$11,085	$20,873	$18,825,999	$18,846,872
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31,
	2020			2019
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$43,731	$4,052,940	$4,096,671	$18,346	$4,184,341	$4,202,687
Income producing and other residential	1,826	3,801,439	3,803,265	2,478	3,767,582	3,770,060
Total real estate mortgage	45,557	7,854,379	7,899,936	20,824	7,951,923	7,972,747
Real estate construction and land:
Commercial	315	1,116,806	1,117,121	364	1,082,004	1,082,368
Residential	—	2,243,160	2,243,160	—	1,655,434	1,655,434
Total real estate construction and land	315	3,359,966	3,360,281	364	2,737,438	2,737,802
Commercial:
Asset-based	2,679	3,426,604	3,429,283	30,162	3,718,245	3,748,407
Venture capital	1,980	1,696,528	1,698,508	12,916	2,166,506	2,179,422
Other commercial	40,243	2,334,871	2,375,114	27,594	1,740,073	1,767,667
Total commercial	44,902	7,458,003	7,502,905	70,672	7,624,824	7,695,496
Consumer	389	319,866	320,255	493	440,334	440,827
Total	$91,163	$18,992,214	$19,083,377	$92,353	$18,754,519	$18,846,872
The amount of interest income that would have been recorded on nonaccrual loans and leases at December 31, 2020 and 2019 had such loans and leases been current in accordance with their original terms was $7.5 million and $8.1 million for 2020 and 2019.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At December 31, 2020, nonaccrual loans and leases included $36.5 million of loans and leases 90 or more days past due, $3.4 million of loans 30 to 89 days past due and $51.3 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2019, nonaccrual loans and leases included $11.1 million of loans and leases 90 or more days past due, $1.2 million of loans 30 to 89 days past due and $80.0 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of December 31, 2020, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $53.4 million and represented 59% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	December 31, 2020
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$91,543	$262,462	$3,742,666	$4,096,671
Income producing and other residential	8,767	61,384	3,733,114	3,803,265
Total real estate mortgage	100,310	323,846	7,475,780	7,899,936
Real estate construction and land:
Commercial	42,558	107,592	966,971	1,117,121
Residential	—	759	2,242,401	2,243,160
Total real estate construction and land	42,558	108,351	3,209,372	3,360,281
Commercial:
Asset-based	27,867	153,301	3,248,115	3,429,283
Venture capital	6,508	118,125	1,573,875	1,698,508
Other commercial	87,557	14,930	2,272,627	2,375,114
Total commercial	121,932	286,356	7,094,617	7,502,905
Consumer	462	2,732	317,061	320,255
Total	$265,262	$721,285	$18,096,830	$19,083,377

	December 31, 2019
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$33,535	$30,070	$4,139,082	$4,202,687
Income producing and other residential	8,600	1,711	3,759,749	3,770,060
Total real estate mortgage	42,135	31,781	7,898,831	7,972,747
Real estate construction and land:
Commercial	364	—	1,082,004	1,082,368
Residential	—	1,429	1,654,005	1,655,434
Total real estate construction and land	364	1,429	2,736,009	2,737,802
Commercial:
Asset-based	32,223	38,936	3,677,248	3,748,407
Venture capital	35,316	74,813	2,069,293	2,179,422
Other commercial	65,261	174,785	1,527,621	1,767,667
Total commercial	132,800	288,534	7,274,162	7,695,496
Consumer	613	1,212	439,002	440,827
Total	$175,912	$322,956	$18,348,004	$18,846,872

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the year indicated:

	At and For the Year Ended
	December 31, 2020
	Nonaccrual	Interest
	Recorded	Income
	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$78	$—
Income producing and other residential	1,260	—
Commercial:
Asset based	2,128	—
Venture capital	1,980	—
Other commercial	2,438	—
Consumer	389	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$43,653	$524
Income producing and other residential	566	—
Real estate construction and land:
Commercial	315	—
Commercial:
Asset based	551	—
Other commercial	37,805	5,052
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$45,557	$524
Real estate construction and land	315	—
Commercial	44,902	5,052
Consumer	389	—
Total	$91,163	$5,576

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Prior to January 1, 2020, a loan or lease was considered impaired when it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. Impaired loans and leases included loans and leases on nonaccrual status and performing troubled debt restructured loans.
The following tables present information regarding our impaired loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of and for the years indicated:

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$479	$479	$71
Income producing and other residential	2,002	2,005	160
Commercial:
Venture capital	7,811	9,106	2,581
Other commercial	14,805	15,191	3,385
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$21,264	$36,247	$—
Income producing and other residential	7,244	9,442	—
Real estate construction and land:
Commercial	1,834	1,887	—
Commercial:
Asset based	30,162	52,139	—
Venture capital	5,270	44,468	—
Other commercial	13,174	32,242	—
Consumer	565	728	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$30,989	$48,173	$231
Real estate construction and land	1,834	1,887	—
Commercial	71,222	153,146	5,966
Consumer	565	728	—
Total	$104,610	$203,934	$6,197

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2019		2018
	Weighted	Interest	Weighted	Interest
	Average	Income	Average	Income
	Balance (1)	Recognized	Balance (1)	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$479	$31	$1,736	$72
Income producing and other residential	2,001	58	2,199	75
Commercial:
Venture capital	7,008	—	9,449	—
Other commercial	3,710	—	35	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$16,252	$230	$15,714	$236
Income producing and other residential	6,898	217	7,191	181
Real estate construction and land:
Commercial	1,834	118	5,460	383
Commercial:
Asset-based	28,829	—	32,324	—
Venture capital	4,735	—	689	—
Other commercial	7,303	75	6,286	98
Consumer	413	5	844	7
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$25,630	$536	$26,840	$564
Real estate construction and land	1,834	118	5,460	383
Commercial	51,585	75	48,783	98
Consumer	413	5	844	7
Total	$79,462	$734	$81,927	$1,052
____________________
(1)    For loans and leases reported as impaired at December 31, 2019 and 2018, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the date indicated:

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
December 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$28,304	$4,848	$13,184	$12,241	$41,222	$—	$—	$99,799
3-4 Pass	554,143	413,785	574,497	725,503	405,367	893,008	62,586	13,978	3,642,867
5 Special mention	2,622	78,484	99,397	14,625	9,967	57,367	—	—	262,462
6-8 Classified	504	1,255	7,489	7,869	16,797	57,629	—	—	91,543
Total	$557,269	$521,828	$686,231	$761,181	$444,372	$1,049,226	$62,586	$13,978	$4,096,671
Current YTD period:
Gross charge-offs	$—	$—	$154	$3,330	$—	$6,694	$—	$—	$10,178
Gross recoveries	—	—	—	(9)	—	(280)	—	—	(289)
Net	$—	$—	$154	$3,321	$—	$6,414	$—	$—	$9,889

Real Estate Mortgage:
Income Producing and
Other Residential
Internal risk rating:
1-2 High pass	$58,714	$55,826	$28,831	$33,017	$18,991	$9,265	$—	$—	$204,644
3-4 Pass	491,504	850,978	1,067,109	577,906	238,499	187,959	113,987	528	3,528,470
5 Special mention	12,307	4,207	42,455	1,554	—	—	861	—	61,384
6-8 Classified	—	—	2,862	—	—	4,950	118	837	8,767
Total	$562,525	$911,011	$1,141,257	$612,477	$257,490	$202,174	$114,966	$1,365	$3,803,265
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$51	$—	$457	$508
Gross recoveries	—	—	—	—	—	(327)	(1)	—	(328)
Net	$—	$—	$—	$—	$—	$(276)	$(1)	$457	$180

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	66,114	369,588	357,295	118,586	36,027	11,778	7,583	—	966,971
5 Special mention	—	—	40,396	67,196	—	—	—	—	107,592
6-8 Classified	—	—	—	—	42,243	315	—	—	42,558
Total	$66,114	$369,588	$397,691	$185,782	$78,270	$12,093	$7,583	$—	$1,117,121
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
December 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	345,134	670,894	849,819	285,072	28,725	688	9,034	53,035	2,242,401
5 Special mention	759	—	—	—	—	—	—	—	759
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$345,893	$670,894	$849,819	$285,072	$28,725	$688	$9,034	$53,035	$2,243,160
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	(21)	—	—	(21)
Net	$—	$—	$—	$—	$—	$(21)	$—	$—	$(21)

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$116,247	$173,457	$111,630	$69,244	$121,838	$88,201	$275,093	$72,017	$1,027,727
3-4 Pass	155,221	84,798	85,539	42,928	8,227	46,663	1,750,934	46,078	2,220,388
5 Special mention	—	59,822	41,789	9,022	14,274	482	23,257	4,655	153,301
6-8 Classified	—	—	—	—	19,417	551	8,799	(900)	27,867
Total	$271,468	$318,077	$238,958	$121,194	$163,756	$135,897	$2,058,083	$121,850	$3,429,283
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$11,817	$—	$—	$11,817
Gross recoveries	(52)	—	—	—	—	(420)	(236)	—	(708)
Net	$(52)	$—	$—	$—	$—	$11,397	$(236)	$—	$11,109

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass (1)	$1,999	$4,797	$—	$(4)	$(4)	$52	$167,296	$—	$174,136
3-4 Pass	48,132	103,437	37,818	7,789	29,738	5,494	1,161,606	5,725	1,399,739
5 Special mention	21,645	42,499	2,202	—	—	—	46,765	5,014	118,125
6-8 Classified	—	(1,710)	4,000	—	—	3,690	528	—	6,508
Total	$71,776	$149,023	$44,020	$7,785	$29,734	$9,236	$1,376,195	$10,739	$1,698,508
Current YTD period:
Gross charge-offs	$—	$—	$6,533	$—	$(8)	$150	$144	$—	$6,819
Gross recoveries	—	—	(478)	(176)	(154)	(3)	(450)	—	(1,261)
Net	$—	$—	$6,055	$(176)	$(162)	$147	$(306)	$—	$5,558
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
December 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$1,057,405	$380	$4	$366	$69	$1,350	$74,206	$80	$1,133,860
3-4 Pass	88,875	95,110	99,434	77,557	23,305	89,865	657,088	7,533	1,138,767
5 Special mention	—	40	2,145	564	484	10,440	335	922	14,930
6-8 Classified	2	564	80	230	755	3,813	75,046	7,067	87,557
Total	$1,146,282	$96,094	$101,663	$78,717	$24,613	$105,468	$806,675	$15,602	$2,375,114
Current YTD period:
Gross charge-offs	$—	$—	$—	$506	$239	$33,521	$27,332	$1,871	$63,469
Gross recoveries	—	(18)	(8)	(34)	(226)	(3,155)	(100)	(19)	(3,560)
Net	$—	$(18)	$(8)	$472	$13	$30,366	$27,232	$1,852	$59,909

Consumer
Internal risk rating:
1-2 High pass	$15	$—	$8	$14	$—	$—	$509	$—	$546
3-4 Pass	40,585	110,993	62,833	39,036	41,623	12,831	8,536	78	316,515
5 Special mention	45	137	1,628	261	422	239	—	—	2,732
6-8 Classified	—	35	—	36	56	306	2	27	462
Total	$40,645	$111,165	$64,469	$39,347	$42,101	$13,376	$9,047	$105	$320,255
Current YTD period:
Gross charge-offs	$—	$97	$86	$177	$363	$44	$22	$9	$798
Gross recoveries	—	—	(1)	(10)	(16)	(174)	—	—	(201)
Net	$—	$97	$85	$167	$347	$(130)	$22	$9	$597

Total Loans and Leases
Internal risk rating:
1-2 High pass	$1,234,380	$262,764	$145,321	$115,821	$153,135	$140,090	$517,104	$72,097	$2,640,712
3-4 Pass	1,789,708	2,699,583	3,134,344	1,874,377	811,511	1,248,286	3,771,354	126,955	15,456,118
5 Special mention	37,378	185,189	230,012	93,222	25,147	68,528	71,218	10,591	721,285
6-8 Classified	506	144	14,431	8,135	79,268	71,254	84,493	7,031	265,262
Total	$3,061,972	$3,147,680	$3,524,108	$2,091,555	$1,069,061	$1,528,158	$4,444,169	$216,674	$19,083,377
Current YTD period:
Gross charge-offs	$—	$97	$6,773	$4,013	$594	$52,277	$27,498	$2,337	$93,589
Gross recoveries	(52)	(18)	(487)	(229)	(396)	(4,380)	(787)	(19)	(6,368)
Net	$(52)	$79	$6,286	$3,784	$198	$47,897	$26,711	$2,318	$87,221

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
TDRs are a result of rate reductions, term extensions, fee concessions, transfers to foreclosed assets, discounted loan payoffs, and debt forgiveness, or a combination thereof. The Company has granted various commercial and consumer loan modifications to provide borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, the Company elected to not apply TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act. The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the years indicated:

				Troubled Debt Restructurings
	Troubled Debt Restructurings			That Subsequently Defaulted(1)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number
	of	Recorded	Recorded	of	Recorded
	Loans	Investment	Investment	Loans	Investment(1)
	(Dollars In thousands)
Year Ended December 31, 2020
Real estate mortgage:
Commercial	12	$17,201	$4,222	1	$412
Income producing and other residential	9	1,816	1,816	—	—
Commercial:
Asset-based	8	17,008	1,741	—	—
Venture capital	2	2,047	2,047	—	—
Other commercial	37	41,906	27,403	1	92
Consumer	3	212	212	—	—
Total	71	$80,190	$37,441	2	$504
Year Ended December 31, 2019
Real estate mortgage:
Commercial	3	$121	$—	—	$—
Income producing and other residential	9	1,591	1,591	1	254
Commercial:
Asset-based	5	3,082	3,082	—	—
Venture capital	14	19,017	19,155	—	—
Other commercial	20	3,835	3,835	4	154
Total	51	$27,646	$27,663	5	$408
Year Ended December 31, 2018
Real estate mortgage:
Commercial	10	$17,181	$2,604	—	$—
Income producing and other residential	10	3,262	2,203	—	—
Commercial:
Asset-based (2)	4	28,947	33,947	—	—
Venture capital	14	37,416	36,919	—	—
Other commercial	19	14,399	14,027	—	—
Consumer	3	673	673	—	—
Total	60	$101,878	$90,373	—	$—
_________________________
(1)     The population of defaulted TDRs for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the year ended December 31, 2020, the population of defaulted TDRs includes only those loans restructured after December 31, 2019. The table excludes defaulted TDRs in those classes for which the recorded investment was zero at the end of the period.
(2)     One commercial asset-based loan with a pre-modification balance of $27.3 million and a post-modification balance of $32.3 million was previously restructured in December 2017.
At December 31, 2020 and 2019, we had unfunded commitments related to TDRs of $0.9 million and $1.2 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Leases Receivable
We provide equipment financing to our customers primarily with operating and direct financing leases. For direct financing leases, lease receivables are recorded on the balance sheet but the leased equipment is not, although we generally retain legal title to the leased equipment until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Direct financing leases are subject to our accounting for allowance for loan and lease losses. See Note 9. Leases for information regarding operating leases where we are the lessor.
The following table provides the components of leases receivable income for the period indicated:

	Year Ended December 31,
	2020	2019
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$8,049	$11,061
The following table presents the components of leases receivable as of the date indicated:

	December 31, 2020	December 31, 2019
	(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$158,740	$147,729
Unguaranteed residual assets	19,303	20,806
Deferred costs and other	996	655
Aggregate net investment in leases	$179,039	$169,190
The following table presents maturities of leases receivable as of the date indicated:

December 31, 2020
(In thousands)
Year Ending December 31,
2021	$74,542
2022	38,644
2023	25,887
2024	20,266
2025	8,335
Thereafter	4,913
Total undiscounted cash flows	172,587
Less: Unearned income	(13,847)
Present value of lease payments	$158,740

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the years indicated:

	Year Ended December 31, 2020
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of year	$44,575	$30,544	$61,528	$2,138	$138,785
Cumulative effect of change in accounting
principle - CECL	5,308	(8,592)	6,860	41	3,617
Balance, January 1, 2020	49,883	21,952	68,388	2,179	142,402
Charge-offs	(10,686)	—	(82,105)	(798)	(93,589)
Recoveries	617	21	5,529	201	6,368
Net (charge-offs) recoveries	(10,069)	21	(76,576)	(597)	(87,221)
Provision	98,528	56,383	134,591	3,498	293,000
Balance, end of year	$138,342	$78,356	$126,403	$5,080	$348,181

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$237	$—	$3,422	$—	$3,659
Collectively evaluated	$138,105	$78,356	$122,981	$5,080	$344,522

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$50,139	$1,766	$81,171	$—	$133,076
Collectively evaluated	7,849,797	3,358,515	7,421,734	320,255	18,950,301
Ending balance	$7,899,936	$3,360,281	$7,502,905	$320,255	$19,083,377

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2019
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of year	$46,021	$28,209	$56,360	$1,882	$132,472
Charge-offs	(997)	—	(30,426)	(839)	(32,262)
Recoveries	983	—	14,397	195	15,575
Net charge-offs	(14)	—	(16,029)	(644)	(16,687)
Provision (negative provision)	(1,432)	2,335	21,197	900	23,000
Balance, end of year	$44,575	$30,544	$61,528	$2,138	$138,785

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$231	$—	$5,966	$—	$6,197
Collectively evaluated	$44,344	$30,544	$55,562	$2,138	$132,588

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$28,038	$1,834	$69,674	$—	$99,546
Collectively evaluated	7,944,709	2,735,968	7,625,822	440,827	18,747,326
Ending balance	$7,972,747	$2,737,802	$7,695,496	$440,827	$18,846,872
The allowance for loan and lease losses increased by $209.4 million in 2020 due primarily to a provision for loan and lease losses of $293.0 million. The higher provision for loan and lease losses in 2020 was primarily a result of the impact of the current economic forecast used in our ACL estimation, which reflected a significant deterioration in key macro-economic forecast variables such as unemployment and Real GDP as a result of the COVID-19 pandemic, significant loan downgrades into special mention, and higher provisions on individually evaluated loans.
We actively participated in the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act during the second quarter of 2020. As of December 31, 2020, PPP loans had an outstanding balance of approximately $1.1 billion. The loans have two or three year terms, are fully guaranteed by the SBA, and do not carry an allowance.

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following date:

	December 31, 2020
	Real	Business
	Property	Assets	Total
	(In thousands)
Real estate mortgage	$43,656	$—	$43,656
Real estate construction and land	1,766	—	1,766
Commercial	—	31,100	31,100
Total	$45,422	$31,100	$76,522

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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the years indicated:

	Year Ended December 31, 2020
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year	$138,785	$35,861	$174,646
Cumulative effect of change in accounting
principle - CECL	3,617	3,710	7,327
Balance, January 1, 2020	142,402	39,571	181,973
Charge-offs	(93,589)	—	(93,589)
Recoveries	6,368	—	6,368
Net charge-offs	(87,221)	—	(87,221)
Provision	293,000	46,000	339,000
Balance, end of year	$348,181	$85,571	$433,752

	Year Ended December 31, 2019
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year	$132,472	$36,861	$169,333
Charge-offs	(32,262)	—	(32,262)
Recoveries	15,575	—	15,575
Net charge-offs	(16,687)	—	(16,687)
Provision (negative provision)	23,000	(1,000)	22,000
Balance, end of year	$138,785	$35,861	$174,646

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 5.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets as of the dates indicated:

	December 31,
Property Type	2020	2019
	(In thousands)
Commercial real estate	$12,979	$221
Construction and land development	219	219
Total other real estate owned, net	13,198	440
Other foreclosed assets	829	—
Total foreclosed assets, net	$14,027	$440
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the years indicated:

	Year Ended December 31,
Foreclosed Assets	2020	2019	2018
	(In thousands)
Balance, beginning of year	$440	$5,299	$1,329
Transfers to foreclosed assets from loans	14,755	120	16,914
Provision for losses	(267)	(78)	(74)
Reductions related to sales	(901)	(4,901)	(12,870)
Balance, end of year	$14,027	$440	$5,299
The following table presents the changes in the foreclosed assets valuation allowance for the years indicated:

	Year Ended December 31,
Foreclosed Assets Valuation Allowance	2020	2019	2018
	(In thousands)
Balance, beginning of year	$87	$88	$14
Provision for losses	267	78	74
Reductions related to sales	—	(79)	—
Balance, end of year	$354	$87	$88

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 6.  PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2020	2019
	(In thousands)
Land	$1,243	$1,243
Buildings	8,459	8,399
Furniture, fixtures and equipment	50,892	47,581
Leasehold improvements	60,622	55,335
Premises and equipment, gross	121,216	112,558
Less: accumulated depreciation and amortization	(81,982)	(73,973)
Premises and equipment, net	$39,234	$38,585
Depreciation and amortization expense was $11.5 million, $10.5 million, and $9.4 million for the years ended December 31, 2020, 2019, and 2018.
NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The unprecedented decline in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations in March 2020, including our stock price. These triggering events indicated that goodwill related to our single reporting unit may be impaired and resulted in us performing a goodwill impairment assessment in the first quarter of 2020. We applied the market approach using an average share price of the Company's stock and a control premium to determine the fair value of the reporting unit. The control premium was based upon management judgment using historical information of control premiums for completed bank acquisitions. As a result, we recorded a goodwill impairment charge of $1.47 billion in the first quarter of 2020 as the estimated fair value of equity was less than book value. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, or liquidity position.
In performing our annual goodwill assessment in the fourth quarter of 2020, we considered relevant events and circumstances that may affect the fair value or carrying amount of our reporting unit. The events and circumstances we considered included macroeconomic conditions, industry conditions, and our financial performance. Based on our qualitative assessment, we concluded that there were no conditions, changes in operations, or results that indicated a triggering event had occurred in the fourth quarter of 2020. Thus, a quantitative assessment was not required and we determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying value and there was no evidence of impairment.
The following table presents the changes in the carrying amount of goodwill for the year indicated:

Goodwill
(In thousands)
Balance, December 31, 2019	$2,548,670
Impairment	(1,470,000)
Balance, December 31, 2020	$1,078,670
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the estimated aggregate future amortization expense for our current intangible assets as of the date indicated:

December 31, 2020
(In thousands)
Year Ending December 31,
2021	$10,766
2022	7,399
2023	3,765
2024	1,711
Net CDI and CRI	$23,641
The following table presents the changes in CDI and CRI and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of year	$117,573	$119,497	$119,497
Fully amortized portion	(7,927)	(1,924)	—
Balance, end of year	109,646	117,573	119,497
Accumulated Amortization:
Balance, beginning of year	(79,179)	(62,377)	(39,871)
Amortization	(14,753)	(18,726)	(22,506)
Fully amortized portion	7,927	1,924	—
Balance, end of year	(86,005)	(79,179)	(62,377)
Net CDI and CRI, end of year	$23,641	$38,394	$57,120

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 8.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	December 31,
Other Assets	2020	2019
	(In thousands)
LIHTC investments (1)	$213,034	$75,149
Cash surrender value of BOLI	203,031	199,029
Operating lease ROU assets, net (2)	119,787	129,301
Interest receivable	101,596	81,479
Taxes receivable	59,565	31,591
Equity investments without readily determinable fair values	34,304	27,738
SBIC investments (3)	32,327	16,505
Prepaid expenses	22,999	17,099
Equity investments with readily determinable fair values	6,147	2,998
Equity warrants (4)	4,520	3,434
Other receivables/assets	63,016	52,488
Total other assets	$860,326	$636,811
____________________
(1)    During the first quarter of 2020, the Company increased the amount of its investment in low income housing project partnerships by $101 million representing the amount of related unfunded commitments, with an offset to a liability included in "Accrued interest payable and other liabilities" on the consolidated balance sheets.
(2)    See Note 9. Leases for further details regarding the operating lease ROU assets.
(3)    During the third quarter of 2020, the Company prospectively changed the accounting method for its SBIC investments from modified cost to NAV fair value.
(4)    For information regarding equity warrants, see Note 12. Derivatives.
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
The Company's equity investments without readily determinable fair values include investments in privately held companies, limited partnerships, entities from which we issued trust preferred securities, CRA-related loan pool investments, and CRA-related equity investments. The CRA-related loan pool and equity investments primarily consist of investments in partnerships which provide affordable housing and participations in loan pools which provide low-cost loans to low and moderate income applicants. We measure our equity investments without readily determinable fair values using the measurement alternative. Carrying values of these investments are adjusted to fair value upon observable transactions for identical or similar investments of the same issuer. Unrealized and realized gains and losses on equity investments without readily determinable fair values are recorded in "Noninterest income - other" on the consolidated statements of earnings (loss).
The Company's equity investments with readily determinable fair values include investments in public companies, often from the exercise of warrants, and publicly-traded mutual funds. Unrealized and realized gains and losses on equity investments with readily determinable fair values are recorded in "Noninterest income - other" on the consolidated statements of earnings (loss).

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 9. LEASES
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
Operating leases with a term of more than one year are included in operating lease ROU assets and operating lease liabilities, which are reported in "Other assets" and "Accrued interest payable and other liabilities" on the Company's consolidated balance sheets. Short-term leases (initial term of less than 12 months) are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten years. The exercise of lease renewal options is at our sole discretion. Some of our leases also include termination options. We have determined that we do not meet the reasonably certain threshold to exercise any renewal or termination options, therefore our lease terms do not reflect any optional periods. We rent or sublease certain office space to third parties. Our subleases consist of operating leases for offices that we have fully or partially vacated.
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
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our consolidated statements of earnings (loss). The following table presents the components of lease expense for the period indicated:

	Year Ended December 31,
	2020	2019
	(In thousands)
Operating lease expense:
Fixed costs	$34,393	$33,891
Variable costs	51	100
Short-term lease costs	385	926
Sublease income	(4,171)	(4,202)
Net lease expense	$30,658	$30,715
The following table presents supplemental cash flow information related to leases for the period indicated:

	Year Ended December 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,889	$32,991
ROU assets obtained in exchange for lease obligations:
Operating leases	$24,309	$175,569

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents supplemental balance sheet and other information related to operating leases as of the date indicated:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$119,787	$129,301
Operating lease liabilities	$139,501	$145,354

Weighted average remaining lease term (in years)	5.8	6.1
Weighted average discount rate	2.54%	2.82%
The following table presents the maturities of operating lease liabilities as of the date indicated:

December 31, 2020
(In thousands)
Year Ending December 31,
2021	$34,130
2022	29,230
2023	26,272
2024	19,099
2025	13,366
Thereafter	28,507
Total operating lease liabilities	150,604
Less: Imputed interest	(11,103)
Present value of operating lease liabilities	$139,501
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on our consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the consolidated statements of earnings (loss), according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Leased equipment income" in the consolidated statements of earnings (loss). The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" for the years ended December 31, 2020 and 2019.
The following table presents the rental payments to be received on operating leases as of the date indicated:

December 31, 2020
(In thousands)
Year Ending December 31,
2021	$40,981
2022	39,564
2023	30,621
2024	24,880
2025	18,113
Thereafter	40,893
Total undiscounted cash flows	$195,052

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 10. DEPOSITS
The following table presents the components of interest‑bearing deposits as of the dates indicated:

	December 31,
Deposit Composition	2020	2019
	(In thousands)
Interest checking	$5,999,245	$3,818,002
Money market	7,658,049	5,122,803
Savings	562,826	499,591
Time deposits $250,000 and under	994,197	2,065,733
Time deposits over $250,000	532,573	483,609
Total interest-bearing deposits	$15,746,890	$11,989,738
Brokered time deposits totaled $195.7 million and $1.2 billion at December 31, 2020 and 2019. Brokered non-maturity deposits totaled $1.1 billion and $496.4 million at December 31, 2020 and 2019.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2020	and Under	$250,000	Total
	(In thousands)
Year of Maturity:
2021	$730,538	$513,310	$1,243,848
2022	92,779	16,848	109,627
2023	63,736	1,618	65,354
2024	51,320	253	51,573
2025	55,749	544	56,293
Thereafter	75	—	75
Total	$994,197	$532,573	$1,526,770

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 11.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	December 31,
	2020		2019
		Weighted		Weighted
		Average		Average
Borrowing Type	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$5,000	—%	$1,318,000	1.66%
FHLB unsecured overnight advance	—	—%	141,000	1.56%
AFX borrowings	—	—%	300,000	1.61%
Non‑recourse debt	—	—%	8	7.50%
Total borrowings	$5,000	—%	$1,759,008	1.64%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured borrowing capacity with the FHLB of $3.3 billion as of December 31, 2020, collateralized by a blanket lien on $5.6 billion of qualifying loans. During the second quarter of 2020, the Company prepaid $750.0 million of FHLB term advances borrowed in the first quarter of 2020 and incurred $6.6 million of prepayment penalties, which is included in "Other expense" on the consolidated statements of earnings (loss). The FHLB term advances had a weighted average interest rate of 0.96% and the prepayment decision was made after the significant drop in market interest rates in March 2020 and the expectation of continued low interest rates for an extended time.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the dates indicated:

	December 31,
	2020			2019
			Maturity			Maturity
	Balance	Rate	Date	Balance	Rate	Date
	(Dollars in thousands)
Overnight advance	$—	—%	—	$1,318,000	1.66%	1/2/2020
Term advance	5,000	—%	5/6/2021	—	—%	—
Total FHLB secured advances	$5,000	—%		$1,318,000	1.66%
FRBSF Secured Line of Credit. The Bank had secured borrowing capacity with the FRBSF of $1.4 billion as of December 31, 2020, collateralized by liens on $1.9 billion of qualifying loans. As of December 31, 2020 and 2019, there were no balances outstanding.
FHLB Unsecured Line of Credit. As of December 31, 2020, the Bank had a $112.0 million unsecured line of credit with the FHLB for the borrowing of overnight funds, of which none was outstanding. As of December 31, 2019, the balance outstanding was $141.0 million.
Federal Funds Arrangements with Commercial Banks. As of December 31, 2020, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the borrowing of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of December 31, 2020 and 2019, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2020, there was no borrowing. As of December 31, 2019, there were $300.0 million in overnight borrowings outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	December 31,
	2020		2019		Issue	Maturity	Rate Index
Series	Balance	Rate	Balance	Rate	Date	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.33%	$10,310	5.00%	8/15/2003	9/17/2033	3-month LIBOR +	3.10%
Trust VI	10,310	3.27%	10,310	4.94%	9/3/2003	9/15/2033	3-month LIBOR +	3.05%
Trust CII	5,155	3.18%	5,155	4.85%	9/17/2003	9/17/2033	3-month LIBOR +	2.95%
Trust VII	61,856	2.96%	61,856	4.69%	2/5/2004	4/23/2034	3-month LIBOR +	2.75%
Trust CIII	20,619	1.91%	20,619	3.58%	8/15/2005	9/15/2035	3-month LIBOR +	1.69%
Trust FCCI	16,495	1.82%	16,495	3.49%	1/25/2007	3/15/2037	3-month LIBOR +	1.60%
Trust FCBI	10,310	1.77%	10,310	3.44%	9/30/2005	12/15/2035	3-month LIBOR +	1.55%
Trust CS 2005-1	82,475	2.17%	82,475	3.85%	11/21/2005	12/15/2035	3-month LIBOR +	1.95%
Trust CS 2005-2	128,866	2.16%	128,866	3.89%	12/14/2005	1/30/2036	3-month LIBOR +	1.95%
Trust CS 2006-1	51,545	2.16%	51,545	3.89%	2/22/2006	4/30/2036	3-month LIBOR +	1.95%
Trust CS 2006-2	51,550	2.16%	51,550	3.89%	9/27/2006	10/30/2036	3-month LIBOR +	1.95%
Trust CS 2006-3 (1)	31,487	1.54%	28,902	1.64%	9/29/2006	10/30/2036	3-month EURIBOR +	2.05%
Trust CS 2006-4	16,470	2.16%	16,470	3.89%	12/5/2006	1/30/2037	3-month LIBOR +	1.95%
Trust CS 2006-5	6,650	2.16%	6,650	3.89%	12/19/2006	1/30/2037	3-month LIBOR +	1.95%
Trust CS 2007-2	39,177	2.16%	39,177	3.89%	6/13/2007	7/30/2037	3-month LIBOR +	1.95%
Gross subordinated debentures	543,275	2.24%	540,690	3.87%
Unamortized discount (2)	(77,463)		(82,481)
Net subordinated debentures	$465,812		$458,209
___________________
(1)    Denomination is in Euros with a value of €25.8 million.
(2)    Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.

Interest payments made by the Company on subordinated debentures are considered dividend payments under FRB regulations. Bank holding companies, such as PacWest, are required to notify and receive approval from the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. Since the impact of the goodwill impairment charge on net earnings in the first quarter of 2020, we are required to receive approval from the FRB prior to declaring a dividend until such time the applicable regulations no longer require such approval.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 12.  DERIVATIVES
The Company uses derivatives to manage exposure to market risk, primarily foreign currency risk and interest rate risk, and to assist customers with their risk management objectives. Our derivatives are carried at fair value and recorded in "Other assets" or "Accrued interest payable and other liabilities," as appropriate, in the consolidated balance sheets. The changes in fair value of our derivatives and the related fees are recognized in "Noninterest income - other" in the consolidated statements of earnings (loss). For the year ended December 31, 2020, changes in fair value and fees recorded to noninterest income in the consolidated statements of earnings (loss) were immaterial. See Note 8. Other Assets for additional information regarding equity warrant assets.
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the consolidated balance sheets as of the dates indicated:

	December 31, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$59,867	$1,028	$15,159	$71
Foreign exchange contracts	73,108	3,202	91,144	1,163
Interest rate and economic contracts	132,975	4,230	106,303	1,234
Equity warrant assets	24,081	4,520	26,079	3,434
Total	$157,056	$8,750	$132,382	$4,668

Derivative Liabilities:
Interest rate contracts	$59,867	$1,004	$15,159	$71
Foreign exchange contracts	73,108	146	91,144	684
Total	$132,975	$1,150	$106,303	$755
NOTE 13.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	December 31,
	2020	2019
	(In thousands)
Loan commitments to extend credit	$7,601,390	$8,183,158
Standby letters of credit	337,336	355,503
Commitments to contribute capital to SBICs and
CRA-related loan pools	55,499	40,698
Commitments to contribute capital to low income housing
project partnerships (1)	—	88,515
Commitments to contribute capital to private equity funds	—	50
Total	$7,994,225	$8,667,924
____________________________
(1)    During the first quarter of 2020, the Company increased the amount of its investment in low income housing project partnerships by $101 million representing the amount of related unfunded commitments, with an offset to a liability included in "Accrued interest payable and other liabilities" on the consolidated balance sheets.

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
Additionally, we have commitments to invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of December 31, 2020, such commitments totaled $55.5 million. As of December 31, 2019, in addition to commitments for SBICs and CRA-related loan pools, we also had commitments to invest in low income housing projects that provide income tax credits. Total commitments to these entities totaled $129.2 million. We also had commitments to contribute up to an additional $50,000 to private equity funds at December 31, 2019.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

December 31, 2020
(In thousands)
Year Ending December 31,
2021	$27,750
2022	27,749
Total	$55,499
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 14.  FAIR VALUE MEASUREMENTS
ASC Topic 820, “Fair Value Measurement,” defines fair value, establishes a framework for measuring fair value including a three‑level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:
•Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes agency residential CMOs, agency commercial and residential MBS, municipal securities, collateralized loan obligations, registered publicly rated private label CMOs, corporate debt securities, SBA securities, and asset-backed securitizations.
•Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data, and includes our non-rated private label CMOs, non-rated private label asset-backed securities, and equity warrants.
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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At December 31, 2020, the fair value of these investments was $32.3 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	December 31, 2020
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Municipal securities	$1,531,617	$—	$1,531,617	$—
Agency commercial MBS	1,281,877	—	1,281,877	—
Agency residential CMOs	1,219,880	—	1,219,880	—
Agency residential MBS	341,074	—	341,074	—
Corporate debt securities	311,889	—	311,889	—
Asset-backed securities	249,503	—	223,778	25,725
Collateralized loan obligations	135,876	—	135,876	—
Private label residential CMOs	116,946	—	112,299	4,647
SBA securities	41,627	—	41,627	—
U.S. Treasury securities	5,302	5,302	—	—
Total securities available-for-sale	$5,235,591	$5,302	$5,199,917	$30,372
Equity investments with readily determinable fair values	$6,147	$6,147	$—	$—
Derivatives (1):
Equity warrants	4,520	—	—	4,520
Interest rate and economic contracts	4,230	—	4,230	—
Derivative liabilities	1,150	—	1,150	—

	Fair Value Measurements as of
	December 31, 2019
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency residential CMOs	$1,136,397	$—	$1,136,397	$—
Agency commercial MBS	1,108,224	—	1,108,224	—
Municipal securities	735,159	—	735,159	—
Agency residential MBS	305,198	—	305,198	—
Asset-backed securities	214,783	—	198,348	16,435
Collateralized loan obligations	123,756	—	123,756	—
Private label residential CMOs	99,483	—	93,219	6,264
SBA securities	48,258	—	48,258	—
Corporate debt securities	20,748	—	20,748	—
U.S. Treasury securities	5,181	5,181	—	—
Total securities available-for-sale	$3,797,187	$5,181	$3,769,307	$22,699
Equity investments with readily determinable fair values	$2,998	$2,998	$—	$—
Derivatives (1):
Equity warrants	3,434	—	—	3,434
Interest rate and economic contracts	1,234	—	1,234	—
Derivative liabilities	755	—	755	—
____________________
(1)    For information regarding derivative instruments, see Note 12. Derivatives.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
During the year ended December 31, 2020, there was a $119,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. During the year ended December 31, 2019, there was a $113,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about the quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label residential CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	December 31, 2020
	Private Label Residential CMOs		Asset-Backed Securities
		Weighted	Input or	Weighted
	Range of	Average	Range of	Average
Unobservable Inputs	Inputs	Input	Inputs	Input
Voluntary annual prepayment speeds	5.0% - 16.1%	10.9%	10.0% - 15.0%	12.1%
Annual default rates (1)	0.5% - 30.2%	2.6%	2.0%	2.0%
Loss severity rates (1)	1.7% - 165.2%	53.2%	60.0%	60.0%
Discount rates	1.8% - 9.7%	6.7%	2.6% - 3.7%	2.9%
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
The following table presents information about the quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	December 31, 2020
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input
Volatility	18.9% - 158.7%	30%
Risk-free interest rate	0.1% - 0.4%	0.2%
Remaining life assumption (in years)	0.80 - 4.97	2.9
The following table summarizes activity for our Level 3 private label residential CMOs measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Private Label Residential CMOs	2020	2019	2018
	(In thousands)
Balance, beginning of year	$6,264	$7,288	$22,874
Total included in earnings	485	432	1,737
Total unrealized loss in comprehensive income	(592)	(265)	(1,146)
Sales	—	—	(4,880)
Net settlements	(1,510)	(1,191)	(11,297)
Balance, end of year	$4,647	$6,264	$7,288

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at year-end	$1,094

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes activity for our Level 3 asset-backed securities measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Asset-Backed Securities	2020	2019	2018
	(In thousands)
Balance, beginning of year	$16,435	$39,945	$42,109
Total included in earnings	5	(77)	(32)
Total unrealized gain (loss) in comprehensive income	(41)	463	495
Purchases	20,100	—	15,158
Net settlements	(10,774)	(23,896)	(17,785)
Balance, end of year	$25,725	$16,435	$39,945

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at year-end	$155
The following table summarizes activity for our Level 3 equity warrants measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Equity Warrants	2020	2019	2018
	(In thousands)
Balance, beginning of year	$3,434	$4,793	$5,161
Total included in earnings	10,609	8,669	7,478
Sales	(9,828)	—	—
Exercises and settlements (1)	—	(10,239)	(8,589)
Issuances	424	324	821
Transfers to Level 1 (equity investments with readily
determinable fair values)	(119)	(113)	(78)
Balance, end of year	$4,520	$3,434	$4,793
______________________
(1)    Includes the exercise of warrants that upon exercise become equity securities in public companies. These are often subject to lock-up restrictions that must be met before the equity security can be sold, during which time they are reported as equity investments with readily determinable fair values.
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	December 31, 2020
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases (1)	$102,274	$—	$4,160	$98,114
Total non-recurring	$102,274	$—	$4,160	$98,114
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
_____________________
(1)    Includes all nonaccrual loans and leases and performing TDRs.
The following table presents losses recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
Loss on Assets Measured on a Non‑Recurring Basis	2020	2019	2018
	(In thousands)
Individually evaluated loans and leases (1)	$24,607	$6,797	$9,198
OREO	267	78	74
Total net loss	$24,874	$6,875	$9,272
_____________________
(1)    For 2020, losses were based on individually evaluated loans and leases. For 2019 and 2018, losses were based on impaired loans and leases.
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	December 31, 2020
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	$69,530	Discounted cash flows	Discount rates	3.75% - 7.75%	6.09%
Individually evaluated			Discount from
loans and leases (1)	23,202	Third party appraisal	appraisal (1)	32.00%	32.00%
Individually evaluated
loans and leases	5,382	Third party appraisals	No discounts
Total non-recurring Level 3	$98,114
____________________
(1)    Relates to one loan at December 31, 2020.
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$150,464	$150,464	$150,464	$—	$—
Interest‑earning deposits in financial institutions	3,010,197	3,010,197	3,010,197	—	—
Securities available‑for‑sale	5,235,591	5,235,591	5,302	5,199,917	30,372
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	18,735,196	19,305,998	—	4,160	19,301,838
Equity warrants	4,520	4,520	—	—	4,520
Interest rate and economic contracts	4,230	4,230	—	4,230	—
Equity investments with readily determinable fair values	6,147	6,147	6,147	—	—

Financial Liabilities:
Core deposits	22,264,480	22,264,480	—	22,264,480	—
Non-core non-maturity deposits	1,149,467	1,149,467	—	1,149,467	—
Time deposits	1,526,770	1,527,639	—	1,527,639	—
Borrowings	5,000	4,995	—	4,995	—
Subordinated debentures	465,812	448,036	—	448,036	—
Derivative liabilities	1,150	1,150	—	1,150	—

	December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$172,585	$172,585	$172,585	$—	$—
Interest‑earning deposits in financial institutions	465,039	465,039	465,039	—	—
Securities available‑for‑sale	3,797,187	3,797,187	5,181	3,769,307	22,699
Investment in FHLB stock	40,924	40,924	—	40,924	—
Loans and leases held for investment, net	18,708,087	19,055,004	—	1,083	19,053,921
Equity warrants	3,434	3,434	—	—	3,434
Interest rate and economic contracts	1,234	1,234	—	1,234	—
Equity investments with readily determinable fair values	2,998	2,998	2,998	—	—

Financial Liabilities:
Core deposits	16,187,287	16,187,287	—	16,187,287	—
Non-core non-maturity deposits	496,407	496,407	—	496,407	—
Time deposits	2,549,342	2,549,260	—	2,549,260	—
Borrowings	1,759,008	1,759,008	1,759,000	8	—
Subordinated debentures	458,209	441,617	—	441,617	—
Derivative liabilities	755	755	—	755	—

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
Securities available‑for‑sale. Securities available‑for‑sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available‑for‑sale securities are reported as a component of “Accumulated other comprehensive income” in the consolidated balance sheets. See Note 3. Investment Securities for further information on unrealized gains and losses on securities available‑for‑sale.
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
Our non-rated private label CMOs and non-rated private label asset-backed securities (collectively, “the Level 3 AFS Securities”) were categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for our Level 3 AFS Securities among independent third party pricing services, and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity relating to our Level 3 AFS Securities to be a significant unobservable input. Had significant changes in default expectations, loss severity factors, or discount rates occurred all together or in isolation, it would have resulted in different fair value measurements at December 31, 2020.
FHLB stock. Investments in FHLB stock are recorded at cost and measured for impairment quarterly. Ownership of FHLB stock is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.
Loans and leases. As loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are measured using the exit price and are estimated for portfolios of loans and leases with similar characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest buckets by credit risk categories and by maturity dates. To determine the exit price of a loan or lease, the cash flows are estimated using a model which utilizes credit spreads and illiquidity premiums. The credit spread for a loan is determined by mapping loans' credit risk ratings to an equivalent corporate bond rating. Once the corporate bond rating is assigned, the credit spread is determined using corporate credit curves for corporate bonds that have a similar corporate bond rating and remaining term as the loan being valued. Illiquidity premiums are assigned to individual loans in a similar manner as an illiquidity premium amount is determined for each corporate bond rating. The credit spread above the appropriate rate curve and the illiquidity premium are considered to arrive at the discount rate curve applied to loan cash flows. The Community Bank group originates and purchases a number of similar, homogeneous loans. For this portfolio, management may make adjustments to the discount rate arrived at using the previously described methodology based upon the pricing for recent loan pool purchases and/or rates on recent originations.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Individually evaluated loans and leases. Defaulted loans and leases with outstanding balances over $250,000 are reviewed individually for expected credit loss, if any, and are recorded at fair value on a non-recurring basis. These defaulted loans and leases are excluded from the loan pools used within the collective evaluation of estimated credit losses.
To the extent a defaulted loan or lease is collateral dependent, we measure expected credit loss based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2020.
When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The individually evaluated loans and leases categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, including an SBA government guarantee, cash flows discounted at the effective loan rate, and management’s judgment.
The individually evaluated loan and lease balances shown above as measured on a non-recurring basis represent those defaulted loans and leases for which expected credit loss was recognized during the year ended December 31, 2020. The amounts shown as net losses include the expected credit loss recognized during the year ended December 31, 2020, for the loan and lease balances shown.
OREO. The fair value of OREO is generally based on the lower of estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the year ended December 31, 2020.
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2020, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 15. INCOME TAXES
The following table presents the components of income tax expense for the years indicated:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current Income Tax Expense:
Federal	$78,161	$113,807	$100,466
State	27,530	34,575	69,909
Total current income tax expense	105,691	148,382	170,375
Deferred Income Tax Expense (Benefit):
Federal	(28,740)	5,062	4,746
State	(1,778)	10,860	(7,143)
Total deferred income tax expense (benefit)	(30,518)	15,922	(2,397)
Total income tax expense	$75,173	$164,304	$167,978

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rates of 21% for 2020, 2019, and 2018 to earnings before income taxes:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Computed expected income tax (benefit) expense at federal statutory rate	$(244,104)	$132,917	$132,997
State tax (benefit) expense, net of federal tax benefit	(77,934)	43,575	45,945
Goodwill impairment	407,232	—	—
Tax‑exempt interest benefit	(5,202)	(8,092)	(9,810)
Increase in cash surrender value of life insurance	(1,309)	(1,298)	(1,742)
Low income housing tax credits, net of amortization	(4,605)	(3,217)	(2,025)
Nondeductible employee compensation	2,830	4,430	2,552
Nondeductible acquisition‑related expense	—	—	71
Nondeductible FDIC premiums	2,383	1,302	1,664
Change in unrecognized tax benefits	(187)	941	(169)
Valuation allowance change	(5,288)	(32,036)	(15,721)
Expired capital loss carryforward	—	3,136	8,097
Federal rate change	—	—	1,859
State tax refunds	(2,554)	—	—
State rate and apportionment changes	4,217	19,138	3,736
Other, net	(306)	3,508	524
Recorded income tax expense	$75,173	$164,304	$167,978
The Company recognized $28.1 million, $20.0 million, and $14.0 million of tax credits and other tax benefits associated with its investments in LIHTC partnerships for the years ended December 31, 2020, 2019, and 2018. The amount of amortization of such investments reported in income tax expense under the proportional amortization method of accounting was $23.5 million for 2020, $16.7 million for 2019, and $11.9 million for 2018.
At December 31, 2020, we had no federal net operating loss carryforwards and approximately $546.3 million of unused state net operating loss carryforwards available to be applied against future taxable income. A majority of the state net operating loss carryforwards will expire in varying amounts from 2021 through 2040. A portion of the state net operating loss carryforwards generated after December 31, 2017 will carry forward indefinitely due to the state conformity to the federal net operating loss carryforward provisions as modified by the TCJA.
As of December 31, 2020, for federal tax purposes, we had foreign tax credit carryforwards of $2.2 million. The foreign tax credit carryforwards are available to offset federal taxes on future foreign source income. If not used, these carryforwards will fully expire in 2021.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2020	2019
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$122,753	$54,664
Interest on nonaccrual loans	3,335	4,550
Deferred compensation	5,298	5,809
Premises and equipment, principally due to differences in depreciation	—	3,478
Foreclosed assets valuation allowance	334	263
State tax benefit	3,108	5,721
Net operating losses	34,658	39,517
Accrued liabilities	20,477	28,158
Unrealized loss from FDIC‑assisted acquisitions	1,310	1,678
Tax mark-to-market on loans	2,155	5,052
Equity investments	2,115	5,953
Goodwill	451	5,434
Tax credits	2,232	3,426
Lease liability	38,521	40,533
Gross deferred tax assets	236,747	204,236
Valuation allowance	(41,083)	(46,371)
Deferred tax assets, net of valuation allowance	195,664	157,865
Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	5,877	9,853
Deferred loan fees and costs	3,763	5,330
Unrealized gain on securities available‑for‑sale	66,098	30,438
Premises and equipment, principally due to differences in depreciation	3,120	—
FHLB stock	637	647
Subordinated debentures	18,639	20,183
Operating leases	95,026	83,878
ROU assets	33,345	36,359
Other	794	2,830
Gross deferred tax liabilities	227,299	189,518
Total net deferred tax liabilities	$(31,635)	$(31,653)
Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company had net income taxes receivable of $59.3 million and $30.8 million at December 31, 2020 and December 31, 2019.
As of December 31, 2020 and 2019, the Company had a valuation allowance of $41.1 million and $46.4 million against DTAs. Periodic reviews of the carrying amount of DTAs are made to determine if a valuation allowance is necessary. A valuation allowance is required, based on available evidence, when it is more likely than not that all or a portion of a DTA will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. All available evidence, both positive and negative, that may affect the realizability of the DTA is identified and considered in determining the appropriate amount of the valuation allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
The net reduction in the total valuation allowance during the year ended December 31, 2020 was $5.3 million. Of this amount, $4.2 million consisted principally of adjustments to state net operating loss DTAs. The adjustment to the state operating loss DTAs at December 31, 2020, was a result of changes in state apportionments. The DTAs had been subjected to a full valuation allowance because the Company had previously determined that they were more likely than not to be expired unused. As a result, the change in the tax attributes supporting the $4.2 million of deferred tax assets had no impact on the Company's effective tax rate for the year ended December 31, 2020. The remaining $1.1 million reduction in the valuation allowance was primarily due to an increase in the amount of foreign tax credit expected to be utilized prior to expiration and adjustments to capital deferred tax assets.
The following table summarizes the activity related to the Company's unrecognized tax benefits for the years indicated:

	Year Ended December 31,
Unrecognized Tax Benefits	2020	2019
	(In thousands)
Balance, beginning of year	$10,748	$9,572
Increase based on tax positions related to prior years	879	1,733
Reductions for tax positions related to prior years	(7,813)	—
Reductions related to settlements	—	(255)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(438)	(302)
Balance, end of year	$3,376	$10,748

Unrecognized tax benefits that would affect the effective tax rate if recognized	$3,376	$6,981
Due to the potential for the resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by as much as $0.1 million.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2020, we reduced our accrual for interest expense and penalties and recognized $0.2 million in tax benefit for these items. For the year ended December 31, 2019, we recognized $0.7 million in expense related to these items. For the year ended December 31, 2018, we recognized $0.2 million in expense for interest expense and penalties. We had $1.3 million and $1.5 million accrued for the payment of interest and penalties as of December 31, 2020 and 2019.
We file federal and state income tax returns with the Internal Revenue Service ("IRS") and various state and local jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2016 through 2019. We are currently under examination by certain state jurisdictions for tax years 2012 through 2018.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 16.  EARNINGS (LOSS) PER SHARE
The following table presents the computation of basic and diluted net earnings (loss) per share for the years indicated:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$(1,237,574)	$468,636	$465,339
Less: earnings allocated to unvested restricted stock(1)	(1,782)	(5,182)	(5,119)
Net earnings (loss) allocated to common shares	$(1,239,356)	$463,454	$460,220

Weighted-average basic shares and unvested restricted stock outstanding	118,463	120,468	125,100
Less: weighted-average unvested restricted stock outstanding	(1,610)	(1,502)	(1,460)
Weighted-average basic shares outstanding	116,853	118,966	123,640

Basic earnings (loss) per share	$(10.61)	$3.90	$3.72

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$(1,239,356)	$463,454	$460,220

Weighted-average diluted shares outstanding	116,853	118,966	123,640

Diluted earnings (loss) per share	$(10.61)	$3.90	$3.72
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 17. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers is measured based on the consideration specified in the contract with a customer, and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. Such performance obligations are typically satisfied as services are rendered and payment is generally collected at the time services are rendered, or on a monthly, quarterly, or annual basis. The Company had no material unsatisfied performance obligations as of December 31, 2020.
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
Nature of Goods and Services
Substantially all of the Company's revenue, such as interest income on loans, investment securities, and interest-earning deposits in financial institutions, is specifically out-of-scope of ASC Topic 606. For the revenue that is in-scope, the following is a description of principal activities, separated by the timing of revenue recognition, from which the Company generates its revenue from contracts with customers:
•Revenue earned at a point in time. Examples of revenue earned at a point in time are ATM transaction fees, wire transfer fees, NSF fees, and credit and debit card interchange fees. Revenue is generally derived from transactional information accumulated by our systems and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Company is the principal in each of these contracts with the exception of credit and debit card interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal.
•Revenue earned over time. The Company earns certain revenue from contracts with customers monthly. Examples of this type of revenue are deposit account service fees, investment management fees, merchant referral services, MasterCard marketing incentives, and safe deposit box fees. Account service charges, management fees, and referral fees are recognized on a monthly basis while any transaction-based revenue is recorded as the activity occurs. Revenue is primarily based on the number and type of transactions and is generally derived from transactional information accumulated by our systems. Revenue is recorded in the same period as the related transactions occur or services are rendered to the customer.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Disaggregation of Revenue
The following table presents interest income and noninterest income, the components of total revenue, as disclosed in the consolidated statements of earnings (loss) and the related amounts which are from contracts with customers within the scope of ASC Topic 606. As illustrated here, substantially all of our revenue is specifically excluded from the scope of ASC Topic 606.

	Year Ended December 31,
	2020		2019		2018
	Total	Revenue from	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$1,103,491	$—	$1,219,893	$—	$1,161,670	$—
Noninterest income:
Other commissions and fees	40,347	13,412	43,623	19,216	45,543	19,080
Leased equipment income	43,628	—	38,727	—	37,881	—
Service charges on deposit accounts	10,351	10,351	14,637	14,637	16,509	16,509
Gain on sale of loans	2,139	—	1,114	—	4,675	—
Gain on sale of securities	13,171	—	25,445	—	8,176	—
Other income	36,424	2,000	19,016	1,617	35,851	1,791
Total noninterest income	146,060	25,763	142,562	35,470	148,635	37,380
Total revenue	$1,249,551	$25,763	$1,362,455	$35,470	$1,310,305	$37,380
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the period indicated:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Products and services transferred at a point in time	$14,190	$19,253	$18,681
Products and services transferred over time	11,573	16,217	18,699
Total revenue from contracts with customers	$25,763	$35,470	$37,380
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of the dates indicated:

	December 31,
	2020	2019
	(In thousands)
Receivables, which are included in "Other assets"	$1,046	$1,094
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$359	$490
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the year ended December 31, 2020 due to revenue recognized that was included in the contract liability balance at the beginning of the year was $131,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 18.  STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, key employees, and consultants. The 2017 Plan authorized grants of stock‑based compensation instruments to issue up to 4,000,000 shares of Company common stock. As of December 31, 2020, there were 1,734,014 shares available for grant under the 2017 Plan. Though frozen for new issuances, certain awards issued under the 2003 Stock Incentive Plan remain outstanding, and are due to vest no later than February 2021.
Restricted Stock
Restricted stock amortization totaled $23.7 million, $26.2 million, and $29.1 million for the years ended December 31, 2020, 2019, and 2018. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings (loss) and exclude $627,000, $598,000, and $627,000 of stock-based compensation expense for the years ended December 31, 2020, 2019, and 2018 related to our directors, which is included in other expense on the accompanying consolidated statement of earnings (loss). The income tax benefit recognized in the consolidated statements of earnings (loss) related to this expense was $5.8 million, $6.8 million, and $7.7 million for the years ended December 31, 2020, 2019, and 2018. The amount of unrecognized compensation expense related to all unvested TRSAs and PRSUs as of December 31, 2020 totaled $43.9 million. Such expense is expected to be recognized over a weighted average period of 1.4 years.
The following table presents a summary of restricted stock transactions during the year ended December 31, 2020:

	TRSAs		PRSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
Year Ended December 31, 2020	Shares	(Per Share)	Units	(Per Unit)
Unvested restricted stock, beginning of year	1,513,197	$43.68	276,386	$50.61
Granted	822,211	$20.84	143,543	$36.20
Vested	(581,902)	$42.77	(62,122)	$56.60
Forfeited	(145,380)	$38.18	(42,799)	$51.29
Unvested restricted stock, end of year	1,608,126	$32.83	315,008	$42.77
The table above excludes 37,357 of immediately vested shares awarded to our directors at a weighted average price of $16.78.
Time-Based Restricted Stock Awards
At December 31, 2020, there were 1,608,126 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans (the "Plans"). The TRSAs generally vest over a service period of three to four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
TRSA grants are subject to "double-trigger" vesting in the event of a change in control of the Company, as defined in the Plans, and in the event an employee's employment is terminated within 24 months after the change in control by the Company without Cause or by the employee for Good Reason, as defined in the Plans, such awards will vest.
The weighted average grant date fair value per share of TRSAs granted during 2020, 2019, and 2018 were $20.84, $38.66, and $53.69. The vesting date fair value of TRSAs that vested during 2020, 2019, and 2018 were $13.1 million, $18.1 million, and $25.9 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Performance-Based Restricted Stock Units
At December 31, 2020, there were 315,008 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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
The weighted average grant date fair value per share of PRSUs granted during 2020, 2019, and 2018 was $36.20, $40.39 and $57.52. The vesting date fair value of PRSUs that vested during 2020 and 2019 was $2.7 million and $5.6 million. There were no PRSUs that vested during 2018.
NOTE 19. BENEFIT PLANS
401(K) Plans
The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they are scheduled to work a minimum of 1,000 hours and are at least 18 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and applicable tax code. Expense related to 401(k) employer matching contributions was $4.6 million, $4.1 million and $4.3 million for the years ended December 31, 2020, 2019, and 2018.

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
The following table shows the dollar amount of shares surrendered, shares surrendered, and weighted average price per share for restricted stock surrendered as treasury shares for the years indicated:

	Year Ended December 31,
Restricted Stock Surrendered as Treasury Shares	2020	2019	2018
Dollar amount of shares surrendered (in thousands)	$5,369	$8,449	$9,149
Number of shares surrendered	213,578	218,531	181,642
Weighted average price per share	$25.14	$38.66	$50.37
Stock Repurchase Programs
The Stock Repurchase Program was initially authorized by PacWest's Board of Directors on October 17, 2016. On February 12, 2020, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million. The new Stock Repurchase Program is effective from February 29, 2020 and terminates on February 28, 2021. On April 21, 2020, stock repurchases under the new Stock Repurchase program were suspended indefinitely.
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
The amount and exact timing of any repurchases will depend upon market conditions and other factors. The Stock Repurchase Program may be suspended or discontinued at any time. All shares repurchased under the various Stock Repurchase Programs were retired upon settlement. At December 31, 2020, the remaining amount that could be used to repurchase shares under the then current Stock Repurchase Program was $200.0 million.
The following table shows the repurchase amounts, shares repurchased, and weighted average price per share for stock repurchases under the various Stock Repurchase Programs for the years indicated:

	Year Ended December 31,
Stock Repurchases Under Stock Repurchase Programs	2020	2019	2018
Dollar amount of repurchases (in thousands)	$70,000	$154,516	$306,393
Number of shares repurchased	1,953,711	3,987,945	5,849,234
Weighted average price per share	$35.83	$38.75	$52.38

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
It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC, or the DFPI, could assert that payment of dividends or other payments is an unsafe or unsound practice. The Bank is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by California state-chartered banks such as Pacific Western are regulated by the DFPI and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividend paid during such period. The Bank had a net loss of $256.7 million during the three fiscal years of 2020, 2019, and 2018, compared to dividends of $1.3 billion paid by the Bank during that same period. During 2020, PacWest received $258.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $2.0 billion at December 31, 2020, for the foreseeable future, dividends from the Bank to PacWest will continue to require DFPI and FDIC approval.
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
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2020, such disallowed amounts were $0.2 million for the Company and $16.7 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of December 31, 2020, the most recent notification date to the regulatory agencies, the Company and the Bank are each “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Bank’s categories.
Management believes, as of December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer increased by 0.625% to its fully phased-in 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7.0%, 8.5%, and 10.5%. At December 31, 2020, the Company and Bank were in compliance with the capital conservation buffer requirements.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the December 31, 2020 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years.
The following tables present actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Well Capitalized		Capital
			Minimum		Conservation
	Actual		Requirement		Buffer
	Balance	Ratio	Balance	Ratio	Requirement
	(Dollars in thousands)
December 31, 2020
Tier I leverage:
PacWest Bancorp Consolidated	$2,403,721	8.55%	$1,404,880	5.00%	4.00%
Pacific Western Bank	$2,673,960	9.53%	$1,403,208	5.00%	4.00%
Common equity Tier I capital:
PacWest Bancorp Consolidated	$2,403,721	10.53%	$1,484,450	6.50%	7.00%
Pacific Western Bank	$2,673,960	11.73%	$1,481,599	6.50%	7.00%
Tier I capital:
PacWest Bancorp Consolidated	$2,403,721	10.53%	$1,827,015	8.00%	8.50%
Pacific Western Bank	$2,673,960	11.73%	$1,823,506	8.00%	8.50%
Total capital:
PacWest Bancorp Consolidated	$3,141,992	13.76%	$2,283,769	10.00%	10.50%
Pacific Western Bank	$2,959,853	12.99%	$2,279,383	10.00%	10.50%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

			Well Capitalized		Capital
			Minimum		Conservation
	Actual		Requirement		Buffer
	Balance	Ratio	Balance	Ratio	Requirement
	(Dollars in thousands)
December 31, 2019
Tier I leverage:
PacWest Bancorp Consolidated	$2,306,966	9.74%	$1,184,347	5.00%	4.00%
Pacific Western Bank	$2,589,473	10.95%	$1,182,683	5.00%	4.00%
Common equity Tier I capital:
PacWest Bancorp Consolidated	$2,306,966	9.78%	$1,532,971	6.50%	7.00%
Pacific Western Bank	$2,589,473	11.00%	$1,530,088	6.50%	7.00%
Tier I capital:
PacWest Bancorp Consolidated	$2,306,966	9.78%	$1,886,734	8.00%	8.50%
Pacific Western Bank	$2,589,473	11.00%	$1,883,185	8.00%	8.50%
Total capital:
PacWest Bancorp Consolidated	$2,926,075	12.41%	$2,358,417	10.00%	10.50%
Pacific Western Bank	$2,764,128	11.74%	$2,353,981	10.00%	10.50%
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities that we previously acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $465.8 million at December 31, 2020. At December 31, 2020, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $451.8 million was included in Tier II capital.
Interest payments on subordinated debentures are considered dividend payments under the FRB regulations and subject to the same notification requirements for declaring and paying dividends on common stock.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 22. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
The following tables present the parent company only condensed balance sheets and the related condensed statements of earnings (loss) and condensed statements of cash flows as of and for the years indicated:

Parent Company Only	December 31,
Condensed Balance Sheets	2020	2019
	(In thousands)
Assets:
Cash and cash equivalents	$127,849	$113,961
Investments in subsidiaries	3,530,823	4,905,033
Other assets	75,835	74,479
Total assets	$3,734,507	$5,093,473
Liabilities:
Subordinated debentures	$135,055	$135,055
Other liabilities	4,501	3,721
Total liabilities	139,556	138,776
Stockholders’ equity	3,594,951	4,954,697
Total liabilities and stockholders’ equity	$3,734,507	$5,093,473

Parent Company Only	Year Ended December 31,
Condensed Statements of Earnings (Loss)	2020	2019	2018
	(In thousands)
Miscellaneous income	$14,276	$9,739	$8,358
Dividends from Bank subsidiary	258,000	336,000	684,000
Total income	272,276	345,739	692,358
Interest expense	4,394	6,637	6,550
Operating expenses	11,184	9,833	10,068
Total expenses	15,578	16,470	16,618
Earnings before income taxes and equity in undistributed earnings of
subsidiaries	256,698	329,269	675,740
Income tax (expense) benefit	(3,268)	2,202	7,262
Earnings before equity in undistributed earnings of subsidiaries	253,430	331,471	683,002
Equity in (distributions in excess of) undistributed earnings or loss
of subsidiaries	(1,491,004)	137,165	(217,663)
Net earnings (loss)	$(1,237,574)	$468,636	$465,339

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Parent Company Only	Year Ended December 31,
Condensed Statements of Cash Flows	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(1,237,574)	$468,636	$465,339
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Change in other assets	(29,568)	(35,510)	(36,362)
Change in liabilities	780	(1,661)	(953)
Earned stock compensation	24,363	26,815	29,768
(Equity in) distributions in excess of undistributed earnings
or loss of subsidiaries	1,491,004	(137,165)	217,663
Net cash provided by operating activities	249,005	321,115	675,455

Cash flows from investing activities:
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Common stock repurchased and restricted stock surrendered	(75,369)	(162,965)	(315,542)
Net decrease in subordinated debentures	—	—	(12,372)
Cash dividends paid, net	(159,748)	(289,048)	(288,193)
Net cash used in financing activities	(235,117)	(452,013)	(616,107)
Net increase (decrease) in cash and cash equivalents	13,888	(130,898)	59,348
Cash and cash equivalents, beginning of year	113,961	244,859	185,511
Cash and cash equivalents, end of year	$127,849	$113,961	$244,859

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
	(Dollars in thousands, except per share data)
Interest income	$272,176	$265,908	$274,075	$291,332
Interest expense	(12,968)	(14,584)	(19,796)	(41,585)
Net interest income	259,208	251,324	254,279	249,747
Provision for credit losses	(10,000)	(97,000)	(120,000)	(112,000)
Net interest income after provision for credit losses	249,208	154,324	134,279	137,747
Gain on sale of securities	4	5,270	7,715	182
Other noninterest income	39,846	32,982	31,143	28,918
Total noninterest income	39,850	38,252	38,858	29,100
Foreclosed assets income (expense), net	272	(335)	146	(66)
Acquisition, integration and reorganization costs	(1,060)	—	—	—
Goodwill impairment	—	—	—	(1,470,000)
Other noninterest expense	(134,894)	(133,067)	(127,111)	(117,904)
Total noninterest expense	(135,682)	(133,402)	(126,965)	(1,587,970)
Earnings (loss) before income taxes	153,376	59,174	46,172	(1,421,123)
Income tax expense	(36,546)	(13,671)	(12,968)	(11,988)
Net earnings (loss)	$116,830	$45,503	$33,204	$(1,433,111)

Basic and diluted earnings (loss) per share	$0.99	$0.38	$0.28	$(12.23)
Cash dividends declared per share	$0.25	$0.25	$0.25	$0.60

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
	(Dollars in thousands, except per share data)
Interest income	$293,593	$307,208	$314,533	$304,559
Interest expense	(46,974)	(54,972)	(53,635)	(49,683)
Net interest income	246,619	252,236	260,898	254,876
Provision for credit losses	(3,000)	(7,000)	(8,000)	(4,000)
Net interest income after provision for credit losses	243,619	245,236	252,898	250,876
Gain on sale of securities	184	908	22,192	2,161
Other noninterest income	26,992	32,521	28,701	28,903
Total noninterest income	27,176	33,429	50,893	31,064
Foreclosed assets income, net	3,446	(8)	146	(29)
Acquisition, integration and reorganization costs	269	—	—	(618)
Other noninterest expense	(127,443)	(126,801)	(125,573)	(125,640)
Total noninterest expense	(123,728)	(126,809)	(125,427)	(126,287)
Earnings before income taxes	147,067	151,856	178,364	155,653
Income tax expense	(29,186)	(41,830)	(50,239)	(43,049)
Net earnings	$117,881	$110,026	$128,125	$112,604

Basic and diluted earnings per share	$0.98	$0.92	$1.07	$0.92
Cash dividends declared per share	$0.60	$0.60	$0.60	$0.60

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 24. SUBSEQUENT EVENTS
Acquisition of Civic Ventures, LLC
On February 1, 2021, Pacific Western Bank acquired Civic Ventures, LLC and subsidiaries (“Civic”) in an all-cash transaction. The acquisition is not considered significant under SEC regulations. Civic Financial Services is the primary operating entity of Civic. Civic is one of the leading institutional private lenders in the United States specializing in residential non-owner-occupied investment properties. Civic will operate as a wholly-owned subsidiary of the Bank. The acquisition of Civic advances the Bank’s strategy to expand its lending portfolio and diversify its revenue streams.
Common Stock Dividends
On February 17, 2021, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share. The cash dividend is payable on March 10, 2021 to stockholders of record at the close of business on March 1, 2021.
We have evaluated events that have occurred subsequent to December 31, 2020 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2020 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a‑15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020. See "Management's Report on Internal Control Over Financial Reporting" set forth in Part II, Item 8 for additional information regarding management's evaluation.
(c) Report of the Independent Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
    None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Available Information.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

3.3	Second Amended and Restated Bylaws of PacWest Bancorp, a Delaware Corporation, dated October 25, 2019 (Exhibit 3.5 to Form 8-K filed on October 29, 2019 and incorporated herein by this reference).
4.1	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
4.2	Description of Registered Securities (Exhibit 4.2 to Form 10-K filed on February 28, 2020 and incorporated herein by this reference).
10.1*	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, dated May 16, 2016 (Exhibit 10.1 to Form 8-K filed on May 18, 2016 and incorporated herein by this reference).
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
101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) the Consolidated Statements of Earnings (Loss) for the years ended December 31, 2020, 2019, and 2018, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

PACWEST BANCORP
Dated:	February 26, 2021	By:	/s/ Matthew P. Wagner Matthew P. Wagner (Chief Executive Officer)
POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John M. Eggemeyer, Matthew P. Wagner, Bart R. Olson and Kori L. Ogrosky, and each of them severally, his or her true and lawful attorney‑in‑fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10‑K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys‑in‑fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	February 26, 2021

/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021

/s/ BART R. OLSON Bart R. Olson	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021

/s/ TANYA M. ACKER Tanya M. Acker	Director	February 26, 2021

/s/ PAUL R. BURKE Paul R. Burke	Director	February 26, 2021

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	February 26, 2021

/s/ C. WILLIAM HOSLER C. William Hosler	Director	February 26, 2021

/s/ SUSAN E. LESTER Susan E. Lester	Director	February 26, 2021

/s/ ARNOLD W. MESSER Arnold W. Messer	Director	February 26, 2021

/s/ ROGER H. MOLVAR Roger H. Molvar	Director	February 26, 2021

/s/ JAMES J. PIECZYNSKI James J. Pieczynski	Director	February 26, 2021

/s/ DANIEL B. PLATT Daniel B. Platt	Director	February 26, 2021

/s/ ROBERT A. STINE Robert A. Stine	Director	February 26, 2021

/s/ MARK T. YUNG Mark T. Yung	Director	February 26, 2021