Form 10-Q
period 2021-03-31
PACWEST BANCORP
filed 2021-05-10
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of April 30, 2021, there were 116,916,461 shares of the registrant's common stock outstanding, excluding 2,189,181 shares of unvested restricted stock.

PACWEST BANCORP
MARCH 31, 2021 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRB	Board of Governors of the Federal Reserve System
AFX	American Financial Exchange	FRBSF	Federal Reserve Bank of San Francisco
ALLL	Allowance for Loan and Lease Losses	GDP	Gross Domestic Product
ALM	Asset Liability Management	IPO	Initial Public Offering
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	LIBOR	London Inter-bank Offered Rate
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIHTC	Low Income Housing Tax Credit
BHCA	Bank Holding Company Act of 1956, as amended	MBS	Mortgage-Backed Securities
BOLI	Bank Owned Life Insurance	MVE	Market Value of Equity
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net Asset Value
CDI	Core Deposit Intangible Assets	NII	Net Interest Income
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
CET1	Common Equity Tier 1	NSF	Non-Sufficient Funds
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	OREO	Other Real Estate Owned
CMBS	Commercial Mortgage-Backed Securities	PD/LGD	Probability of Default/Loss Given Default
CMOs	Collateralized Mortgage Obligations	PPP	Paycheck Protection Program
COVID-19	Coronavirus Disease	PRSUs	Performance-Based Restricted Stock Units
CPI	Consumer Price Index	PWAM	Pacific Western Asset Management Inc.
CRA	Community Reinvestment Act	ROU	Right-of-use
CRE	Commercial Real Estate	SBA	Small Business Administration
CRI	Customer Relationship Intangible Assets	SBIC	Small Business Investment Company
DFPI	California Department of Financial Protection and Innovation	SEC	Securities and Exchange Commission
DTAs	Deferred Tax Assets	SOFR	Secured Overnight Financing Rate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
EAD	Exposure at Default	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	TDRs	Troubled Debt Restructurings
FASB	Financial Accounting Standards Board	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$177,199	$150,464
Interest-earning deposits in financial institutions	5,517,667	3,010,197
Total cash, cash equivalents, and restricted cash	5,694,866	3,160,661
Securities available-for-sale, at fair value	5,941,690	5,235,591
Federal Home Loan Bank stock, at cost	17,250	17,250
Total investment securities	5,958,940	5,252,841
Loans held for sale	25,554	—
Gross loans and leases held for investment	19,055,165	19,153,357
Deferred fees, net	(75,937)	(69,980)
Allowance for loan and lease losses	(292,445)	(348,181)
Total loans and leases held for investment, net	18,686,783	18,735,196
Equipment leased to others under operating leases	327,413	333,846
Premises and equipment, net	39,622	39,234
Foreclosed assets, net	14,298	14,027
Goodwill	1,204,092	1,078,670
Core deposit and customer relationship intangibles, net	21,312	23,641
Other assets	883,653	860,326
Total assets	$32,856,533	$29,498,442

LIABILITIES:
Noninterest-bearing deposits	$11,017,462	$9,193,827
Interest-bearing deposits	17,205,829	15,746,890
Total deposits	28,223,291	24,940,717
Borrowings	19,750	5,000
Subordinated debentures	465,814	465,812
Accrued interest payable and other liabilities	493,541	491,962
Total liabilities	29,202,396	25,903,491

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2021 and
December 31, 2020; 121,480,278 and 120,736,834 shares issued, respectively, includes
2,189,181 and 1,608,126 shares of unvested restricted stock, respectively)	1,215	1,207
Additional paid-in capital	3,077,455	3,100,633
Retained earnings	559,797	409,391
Treasury stock, at cost (2,374,636 and 2,321,981 shares at March 31, 2021 and
December 31, 2020)	(90,711)	(88,803)
Accumulated other comprehensive income, net	106,381	172,523
Total stockholders' equity	3,654,137	3,594,951
Total liabilities and stockholders' equity	$32,856,533	$29,498,442
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$241,544	$242,198	$262,278
Investment securities	30,265	28,843	27,446
Deposits in financial institutions	1,528	1,135	1,608
Total interest income	273,337	272,176	291,332
Interest expense:
Deposits	7,500	8,454	28,247
Borrowings	193	37	6,778
Subordinated debentures	4,375	4,477	6,560
Total interest expense	12,068	12,968	41,585
Net interest income	261,269	259,208	249,747
Provision for credit losses	(48,000)	10,000	112,000
Net interest income after provision for credit losses	309,269	249,208	137,747
Noninterest income:
Leased equipment income	11,354	9,440	12,251
Other commissions and fees	9,158	9,974	9,721
Service charges on deposit accounts	2,934	3,119	2,658
Gain on sale of loans and leases	139	1,671	87
Gain on sale of securities	101	4	182
Other income	21,143	15,642	4,201
Total noninterest income	44,829	39,850	29,100
Noninterest expense:
Compensation	79,882	73,171	61,282
Occupancy	14,054	14,083	14,207
Leased equipment depreciation	8,969	7,501	7,205
Data processing	6,957	6,718	6,454
Other professional services	5,126	6,800	4,258
Insurance and assessments	4,903	5,064	4,249
Customer related expense	4,818	4,430	3,932
Acquisition, integration and reorganization costs	3,425	1,060	—
Loan expense	3,193	3,926	2,650
Intangible asset amortization	3,079	3,172	3,948
Foreclosed assets expense (income), net	1	(272)	66
Goodwill impairment	—	—	1,470,000
Other expense	15,729	10,029	9,719
Total noninterest expense	150,136	135,682	1,587,970
Earnings (loss) before income taxes	203,962	153,376	(1,421,123)
Income tax expense	53,556	36,546	11,988
Net earnings (loss)	$150,406	$116,830	$(1,433,111)

Earnings (loss) per share:
Basic	$1.27	$0.99	$(12.23)
Diluted	$1.27	$0.99	$(12.23)
See Notes to Condensed Consolidated Financial Statements.

` PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Unaudited)
	(In thousands)
Net earnings (loss)	$150,406	$116,830	$(1,433,111)
Other comprehensive income (loss), net of tax:
Unrealized net holding (losses) gains on securities
available-for-sale arising during the period	(91,523)	22,988	17,183
Income tax benefit (expense) related to net unrealized
holding (losses) gains arising during the period	25,454	(5,936)	(4,794)
Unrealized net holding (losses) gains on securities
available-for-sale, net of tax	(66,069)	17,052	12,389
Reclassification adjustment for net gains
included in net earnings (1)	(101)	(4)	(182)
Income tax expense related to reclassification
adjustment	28	1	51
Reclassification adjustment for net gains
included in net earnings, net of tax	(73)	(3)	(131)
Other comprehensive (loss) income, net of tax	(66,142)	17,049	12,258
Comprehensive income (loss)	$84,264	$133,879	$(1,420,853)
___________________________________
(1)    Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings (Loss).
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2021
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2020	118,414,853	$1,207	$3,100,633	$409,391	$(88,803)	$172,523	$3,594,951
Net earnings	—	—	—	150,406	—	—	150,406
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(66,142)	(66,142)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	743,444	8	6,409	—	—	—	6,417
Restricted stock surrendered	(52,655)	—	—	—	(1,908)	—	(1,908)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,587)	—	—	—	(29,587)
Balance, March 31, 2021	119,105,642	$1,215	$3,077,455	$559,797	$(90,711)	$106,381	$3,654,137

	Three Months Ended March 31, 2020
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2019	119,781,605	$1,219	$3,306,006	$1,652,248	$(83,434)	$78,658	$4,954,697
Cumulative effect of change in
accounting principle (1)	—	—	—	(5,283)	—	—	(5,283)
Net loss	—	—	—	(1,433,111)	—	—	(1,433,111)
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	12,258	12,258
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	194,916	2	6,492	—	—	—	6,494
Restricted stock surrendered	(106,021)	—	—	—	(3,460)	—	(3,460)
Common stock repurchased under
Stock Repurchase Program	(1,953,711)	(20)	(69,980)	—	—	—	(70,000)
Cash dividends paid:
Common stock, $0.60/share	—	—	(71,206)	—	—	—	(71,206)
Balance, March 31, 2020	117,916,789	$1,201	$3,171,312	$213,854	$(86,894)	$90,916	$3,390,389
________________________
(1)    Impact due to adoption on January 1, 2020 of ASU 2016-13, "Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments," and the related amendments, commonly referred to as CECL.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$150,406	$(1,433,111)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	—	1,470,000
Depreciation and amortization	12,924	10,914
Amortization of net premiums on securities available-for-sale	7,575	2,643
Amortization of intangible assets	3,079	3,948
Amortization of operating lease ROU assets	7,548	7,196
Provision for credit losses	(48,000)	112,000
Gain on sale of foreclosed assets	(73)	(52)
Provision for losses on foreclosed assets	14	105
Gain on sale of loans and leases	(139)	(87)
(Gain) loss on sale of premises and equipment	(28)	77
Gain on sale of securities	(101)	(182)
Unrealized (gain) loss on derivatives and foreign currencies, net	(546)	264
Earned stock compensation	6,417	6,494
Decrease in other assets	60,160	4,206
Decrease in accrued interest payable and other liabilities	(52,533)	(68,841)
Net cash provided by operating activities	146,703	115,574

Cash flows from investing activities:
Cash paid for acquisition, net	(121,909)	—
Net decrease (increase) in loans and leases	68,916	(923,353)
Proceeds from sales of loans and leases	72,780	87
Proceeds from maturities and paydowns of securities available-for-sale	200,367	80,521
Proceeds from sales of securities available-for-sale	44,652	14,948
Purchases of securities available-for-sale	(1,050,217)	(41,405)
Net purchases of Federal Home Loan Bank stock	—	(13,320)
Proceeds from sales of foreclosed assets	435	462
Purchases of premises and equipment, net	(1,936)	(4,304)
Proceeds from sales of premises and equipment	64	2
Proceeds from BOLI death benefit	—	380
Net (increase) decrease in equipment leased to others under operating leases	(4,289)	10,905
Net cash used in investing activities	(791,137)	(875,077)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,786,655	266,932
Net increase in interest-bearing deposits	1,458,939	75,881
Net (decrease) increase in borrowings	(35,460)	535,992
Common stock repurchased and restricted stock surrendered	(1,908)	(73,460)
Cash dividends paid	(29,587)	(71,206)
Net cash provided by financing activities	3,178,639	734,139

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,534,205	(25,364)
Cash, cash equivalents, and restricted cash, beginning of period	3,160,661	637,624
Cash, cash equivalents, and restricted cash, end of period	$5,694,866	$612,260

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,421	$43,820
Cash paid for income taxes	2,706	2,019
Loans transferred to foreclosed assets	647	1,776
Transfers from loans held for investment to loans held for sale	25,554	—

Effective February 1, 2021, the Company acquired Civic
in a transaction summarized as follows:
Fair value of assets acquired	$308,019	—
Cash paid	(159,237)	—
Liabilities assumed	$148,782	—
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
Significant Accounting Policies
Our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission ("Form 10-K").
Accounting Standards Adopted in 2021
Effective January 1, 2021, the Company adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” which simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendment also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
Effective January 1, 2021, the Company adopted ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” which clarifies that entities that apply the measurement alternative in ASC 321 should consider observable transactions that result in entities initially applying or discontinuing the use of the equity method of accounting under ASC 323. The guidance also clarifies that certain forward contracts and purchased options on equity securities that are not deemed to be in-substance common stock under ASC 323 or accounted for as derivatives under ASC 815 are in the scope of ASC 321. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective January 1, 2021, the Company adopted ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs” which clarifies the Company should reevaluate whether a callable debt security that has multiple call dates is within the scope of ASC 310-20-35-33 at each reporting period. ASC 310-20-35-33 requires that, to the extent the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess should be amortized to the earliest call date. As the Company’s accounting policy to amortize premiums on investments in callable debt securities to the earliest call date is consistent with the manner required by ASU 2020-08, the adoption of this standard had no impact on the Company’s condensed consolidated financial statements.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. In our loan and allowance tables, we realigned our venture capital subclasses to better reflect and report our lending. Prior to the realignment, our venture capital subclasses were: (1) equity fund loans, (2) early stage, (3) expansion stage, and (4) late stage. After the realignment, our venture capital subclasses are: (1) equity fund loans and (2) venture lending (which includes early stage, expansion stage, and late stage). Additionally, we realigned our other commercial subclasses by moving our cash flow subclass into the other lending subclass. All of the loan and allowance tables, both current period and prior periods, reflect these realignments.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. ACQUISITION
The following assets acquired and liabilities assumed, both tangible and intangible, of the acquired entity are presented at estimated fair value as of the acquisition date:

Acquisition and
Date Acquired
Civic Financial
Services
February 1, 2021
(In thousands)
Assets Acquired:
Cash and due from banks	$37,328
Loans and leases	65,600
Premises and equipment	1,194
Goodwill	125,422
Customer relationship intangible	750
Other assets	77,725
Total assets acquired	$308,019

Liabilities Assumed:
Noninterest-bearing demand deposits	$36,980
Borrowings	50,210
Accrued interest payable and other liabilities	61,592
Total liabilities assumed	$148,782

Total consideration - paid in cash	$159,237
Acquisition of Civic
On February 1, 2021, the Bank completed the acquisition of Civic in an all-cash transaction. Civic, located in Redondo Beach, California, is one of the leading lenders in the United States specializing in residential non-owner-occupied investment properties. The acquisition of Civic advances the Bank’s strategy to diversify and expand its lending portfolio, diversify its revenue streams, and deploy excess liquidity into higher-yielding assets. Civic operates as a subsidiary of the Bank and at March 31, 2021 had $289.5 million of loans outstanding.
The Civic acquisition has been accounted for under the acquisition method of accounting. We acquired $308.0 million of assets and assumed $148.8 million of liabilities upon closing of the acquisition. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The application of the acquisition method of accounting resulted in the recognition of goodwill of $125.4 million. All of the recognized goodwill is expected to be deductible for tax purposes.
NOTE 3. RESTRICTED CASH BALANCES
The FRBSF establishes cash reserve requirements that its member banks must maintain based on a percentage of deposit liabilities. On March 26, 2020, the FRBSF reduced the reserve requirement ratios to zero percent. There was no average reserves required to be held at the FRBSF for the three months ended March 31, 2021. The average reserves required to be held at the FRBSF for the three months ended March 31, 2020 was $166.2 million. As of March 31, 2021 and December 31, 2020, we pledged cash collateral for our derivative contracts of $2.9 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	March 31, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,589,855	$65,063	$(8,864)	$1,646,054	$1,438,004	$93,631	$(18)	$1,531,617
Agency commercial MBS	1,227,960	51,944	(6,502)	1,273,402	1,207,676	74,238	(37)	1,281,877
Agency residential CMOs	1,073,402	38,771	(3,345)	1,108,828	1,172,166	47,994	(280)	1,219,880
U.S. Treasury securities	500,902	276	(9,820)	491,358	4,989	313	—	5,302
Agency residential MBS	422,955	12,337	(2,192)	433,100	329,488	12,483	(897)	341,074
Corporate debt securities	377,280	5,674	(2,547)	380,407	308,803	3,490	(404)	311,889
Collateralized loan obligations	244,946	204	(910)	244,240	136,777	23	(924)	135,876
Asset-backed securities	222,709	1,848	(542)	224,015	248,739	1,534	(770)	249,503
Private label residential CMOs	98,958	4,728	(310)	103,376	110,891	6,076	(21)	116,946
SBA securities	35,726	1,218	(34)	36,910	39,437	2,217	(27)	41,627
Total	$5,794,693	$182,063	$(35,066)	$5,941,690	$4,996,970	$241,999	$(3,378)	$5,235,591
As of March 31, 2021, securities available-for-sale with a fair value of $488.0 million were pledged as collateral for public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the years indicated:

	Three Months Ended
	March 31,
Sales of Securities Available-for-Sale	2021	2020
	(In thousands)
Amortized cost of securities sold	$44,551	$14,766

Gross realized gains	$101	$182
Net realized gains	$101	$182

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	March 31, 2021
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Municipal securities	$446,081	$(8,864)	$—	$—	$446,081	$(8,864)
Agency commercial MBS	177,833	(6,502)	—	—	177,833	(6,502)
Agency residential CMOs	148,694	(3,345)	—	—	148,694	(3,345)
U.S. Treasury securities	486,092	(9,820)	—	—	486,092	(9,820)
Agency residential MBS	186,057	(2,172)	1,330	(20)	187,387	(2,192)
Corporate debt securities	150,214	(2,547)	—	—	150,214	(2,547)
Collateralized loan obligations	82,027	(593)	48,694	(317)	130,721	(910)
Asset-backed securities	27,843	(72)	44,246	(470)	72,089	(542)
Private label residential CMOs	29,344	(308)	365	(2)	29,709	(310)
SBA securities	—	—	1,917	(34)	1,917	(34)
Total	$1,734,185	$(34,223)	$96,552	$(843)	$1,830,737	$(35,066)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Municipal securities	$5,919	$(18)	$—	$—	$5,919	$(18)
Agency commercial MBS	58,408	(37)	—	—	58,408	(37)
Agency residential CMOs	97,863	(280)	—	—	97,863	(280)
Agency residential MBS	90,722	(897)	—	—	90,722	(897)
Corporate debt securities	87,596	(404)	—	—	87,596	(404)
Collateralized loan obligations	96,442	(729)	28,972	(195)	125,414	(924)
Asset-backed securities	17,694	(63)	61,031	(707)	78,725	(770)
Private label residential CMOs	788	(19)	74	(2)	862	(21)
SBA securities	2,127	(27)	—	—	2,127	(27)
Total	$457,559	$(2,474)	$90,077	$(904)	$547,636	$(3,378)
The securities that were in an unrealized loss position at March 31, 2021, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2021
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$16,309	$16,075
Due after one year through five years	571,182	598,902
Due after five years through ten years	1,963,578	1,989,510
Due after ten years	3,243,624	3,337,203
Total securities available-for-sale	$5,794,693	$5,941,690
CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Taxable interest	$21,970	$21,786
Non-taxable interest	8,078	5,229
Dividend income	217	431
Total interest income on investment securities	$30,265	$27,446

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
	2021	2020
	(In thousands)
Real estate mortgage	$7,992,490	$7,905,193
Real estate construction and land	3,602,310	3,393,145
Commercial	7,120,049	7,534,801
Consumer	340,316	320,218
Total gross loans and leases held for investment	19,055,165	19,153,357
Deferred fees, net	(75,937)	(69,980)
Total loans and leases held for investment, net of deferred fees	18,979,228	19,083,377
Allowance for loan and lease losses	(292,445)	(348,181)
Total loans and leases held for investment, net (1)	$18,686,783	$18,735,196
____________________
(1)    Excludes accrued interest receivable of $76.3 million and $79.7 million at March 31, 2021 and December 31, 2020, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2021
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$36	$25,833	$25,869	$3,915,741	$3,941,610
Income producing and other residential	6,502	1,052	7,554	4,038,049	4,045,603
Total real estate mortgage	6,538	26,885	33,423	7,953,790	7,987,213
Real estate construction and land:
Commercial	—	—	—	990,035	990,035
Residential	1,241	416	1,657	2,574,131	2,575,788
Total real estate construction and land	1,241	416	1,657	3,564,166	3,565,823
Commercial:
Asset-based	—	1,880	1,880	3,381,523	3,383,403
Venture capital	6,750	—	6,750	1,489,048	1,495,798
Other commercial	1,645	3,954	5,599	2,201,040	2,206,639
Total commercial	8,395	5,834	14,229	7,071,611	7,085,840
Consumer	954	288	1,242	339,110	340,352
Total	$17,128	$33,423	$50,551	$18,928,677	$18,979,228

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$6,750	$29,145	$35,895	$4,060,776	$4,096,671
Income producing and other residential	600	373	973	3,802,292	3,803,265
Total real estate mortgage	7,350	29,518	36,868	7,863,068	7,899,936
Real estate construction and land:
Commercial	—	—	—	1,117,121	1,117,121
Residential	759	—	759	2,242,401	2,243,160
Total real estate construction and land	759	—	759	3,359,522	3,360,281
Commercial:
Asset-based	—	2,128	2,128	3,427,155	3,429,283
Venture capital	540	—	540	1,697,968	1,698,508
Other commercial	2,323	4,766	7,089	2,368,025	2,375,114
Total commercial	2,863	6,894	9,757	7,493,148	7,502,905
Consumer	1,260	111	1,371	318,884	320,255
Total	$12,232	$36,523	$48,755	$19,034,622	$19,083,377
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2021			December 31, 2020
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$46,436	$3,895,174	$3,941,610	$43,731	$4,052,940	$4,096,671
Income producing and other residential	2,471	4,043,132	4,045,603	1,826	3,801,439	3,803,265
Total real estate mortgage	48,907	7,938,306	7,987,213	45,557	7,854,379	7,899,936
Real estate construction and land:
Commercial	302	989,733	990,035	315	1,116,806	1,117,121
Residential	416	2,575,372	2,575,788	—	2,243,160	2,243,160
Total real estate construction and land	718	3,565,105	3,565,823	315	3,359,966	3,360,281
Commercial:
Asset-based	2,379	3,381,024	3,383,403	2,679	3,426,604	3,429,283
Venture capital	2,432	1,493,366	1,495,798	1,980	1,696,528	1,698,508
Other commercial	12,660	2,193,979	2,206,639	40,243	2,334,871	2,375,114
Total commercial	17,471	7,068,369	7,085,840	44,902	7,458,003	7,502,905
Consumer	556	339,796	340,352	389	319,866	320,255
Total	$67,652	$18,911,576	$18,979,228	$91,163	$18,992,214	$19,083,377

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2021, nonaccrual loans and leases included $33.4 million of loans and leases 90 or more days past due, $0.6 million of loans and leases 30 to 89 days past due, and $33.6 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2020, nonaccrual loans and leases included $36.5 million of loans and leases 90 or more days past due, $3.4 million of loans and leases 30 to 89 days past due, and $51.3 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of March 31, 2021, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $31.4 million and represented 46% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	March 31, 2021
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$77,444	$254,463	$3,609,703	$3,941,610
Income producing and other residential	9,064	63,231	3,973,308	4,045,603
Total real estate mortgage	86,508	317,694	7,583,011	7,987,213
Real estate construction and land:
Commercial	302	66,790	922,943	990,035
Residential	416	602	2,574,770	2,575,788
Total real estate construction and land	718	67,392	3,497,713	3,565,823
Commercial:
Asset-based	24,941	142,122	3,216,340	3,383,403
Venture capital	8,727	89,423	1,397,648	1,495,798
Other commercial	41,597	13,535	2,151,507	2,206,639
Total commercial	75,265	245,080	6,765,495	7,085,840
Consumer	626	2,831	336,895	340,352
Total	$163,117	$632,997	$18,183,114	$18,979,228

	December 31, 2020
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$91,543	$262,462	$3,742,666	$4,096,671
Income producing and other residential	8,767	61,384	3,733,114	3,803,265
Total real estate mortgage	100,310	323,846	7,475,780	7,899,936
Real estate construction and land:
Commercial	42,558	107,592	966,971	1,117,121
Residential	—	759	2,242,401	2,243,160
Total real estate construction and land	42,558	108,351	3,209,372	3,360,281
Commercial:
Asset-based	27,867	153,301	3,248,115	3,429,283
Venture capital	6,508	118,125	1,573,875	1,698,508
Other commercial	87,557	14,930	2,272,627	2,375,114
Total commercial	121,932	286,356	7,094,617	7,502,905
Consumer	462	2,732	317,061	320,255
Total	$265,262	$721,285	$18,096,830	$19,083,377

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months		Three Months
		Ended		Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2021	2020	2020
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$76	$—	$342	$—
Income producing and other residential	1,883	—	1,534	—
Real estate construction and land:
Residential	116	—	—	—
Commercial:
Asset based	1,880	—	—	—
Venture capital	2,432	—	15,524	—
Other commercial	1,655	—	28,782	—
Consumer	556	—	413	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$46,360	$287	$18,746	$84
Income producing and other residential	588	—	774	—
Real estate construction and land:
Commercial	302	—	351	—
Residential	300	—	—	—
Commercial:
Asset based	500	—	17,103	—
Venture capital	—	—	3,089	—
Other commercial	11,004	1,830	8,944	24
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$48,907	$287	$21,396	$84
Real estate construction and land	718	—	351	—
Commercial	17,471	1,830	73,442	24
Consumer	556	—	413	—
Total	$67,652	$2,117	$95,602	$108

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$1,978	$1,646	$6,000	$13,343	$51,821	$—	$—	$74,788
3-4 Pass	38,810	569,953	417,291	544,055	671,985	1,226,120	51,358	15,343	3,534,915
5 Special mention	—	2,609	84,720	95,272	7,199	64,663	—	—	254,463
6-8 Classified	—	504	1,221	5,684	12,234	57,801	—	—	77,444
Total	$38,810	$575,044	$504,878	$651,011	$704,761	$1,400,405	$51,358	$15,343	$3,941,610
Current YTD period:
Gross charge-offs	$—	$—	$—	$168	$45	$155	$—	$—	$368
Gross recoveries	—	—	—	—	—	(541)	—	—	(541)
Net	$—	$—	$—	$168	$45	$(386)	$—	$—	$(173)

Real Estate Mortgage:
Income Producing and
Other Residential
Internal risk rating:
1-2 High pass	$1,505	$55,262	$42,358	$26,420	$26,984	$23,133	$—	$—	$175,662
3-4 Pass	285,757	532,473	849,901	955,726	529,270	390,100	254,127	292	3,797,646
5 Special mention	—	12,465	4,207	43,022	950	1,725	236	626	63,231
6-8 Classified	—	295	162	3,073	—	4,728	—	806	9,064
Total	$287,262	$600,495	$896,628	$1,028,241	$557,204	$419,686	$254,363	$1,724	$4,045,603
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	(4)	—	—	(4)
Net	$—	$—	$—	$—	$—	$(4)	$—	$—	$(4)

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	(2,226)	75,414	373,311	356,846	87,926	31,672	—	—	922,943
5 Special mention	—	—	—	—	66,790	—	—	—	66,790
6-8 Classified	—	—	—	—	—	302	—	—	302
Total	$(2,226)	$75,414	$373,311	$356,846	$154,716	$31,974	$—	$—	$990,035
Current YTD period:
Gross charge-offs	$—	$—	$—	$700	$—	$—	$—	$—	$700
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$700	$—	$—	$—	$—	$700

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	226,803	500,914	805,652	746,717	208,155	22,446	9,034	55,049	2,574,770
5 Special mention	—	208	—	394	—	—	—	—	602
6-8 Classified	—	—	—	416	—	—	—	—	416
Total	$226,803	$501,122	$805,652	$747,527	$208,155	$22,446	$9,034	$55,049	$2,575,788
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$12,602	$102,110	$168,477	$114,084	$67,281	$206,274	$368,179	$93,840	$1,132,847
3-4 Pass	27,273	115,743	72,835	69,778	31,463	34,991	1,699,103	32,307	2,083,493
5 Special mention	—	—	59,012	35,337	7,346	13,971	21,970	4,486	142,122
6-8 Classified	—	—	—	—	—	19,936	5,905	(900)	24,941
Total	$39,875	$217,853	$300,324	$219,199	$106,090	$275,172	$2,095,157	$129,733	$3,383,403
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	(259)	(9)	—	(268)
Net	$—	$—	$—	$—	$—	$(259)	$(9)	$—	$(268)

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$—	$1,999	$(2)	$—	$(8)	$46	$229,128	$—	$231,163
3-4 Pass	18,506	45,573	83,328	22,044	7,402	28,299	954,246	7,087	1,166,485
5 Special mention	—	33,619	32,331	—	—	—	23,473	—	89,423
6-8 Classified	—	—	(1,757)	4,200	—	1,757	2,095	2,432	8,727
Total	$18,506	$81,191	$113,900	$26,244	$7,394	$30,102	$1,208,942	$9,519	$1,495,798
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$620	$—	$—	$620
Gross recoveries	—	—	—	(13)	(35)	(9)	—	—	(57)
Net	$—	$—	$—	$(13)	$(35)	$611	$—	$—	$563
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$358,071	$721,033	$332	$5	$323	$1,311	$70,251	$823	$1,152,149
3-4 Pass	21,651	87,985	88,030	89,633	73,382	101,353	530,578	6,746	999,358
5 Special mention	—	—	36	2,130	432	10,329	27	581	13,535
6-8 Classified	2,042	2	586	26	24	5,534	27,761	5,622	41,597
Total	$381,764	$809,020	$88,984	$91,794	$74,161	$118,527	$628,617	$13,772	$2,206,639
Current YTD period:
Gross charge-offs	$—	$—	$—	$47	$—	$154	$53	$1,700	$1,954
Gross recoveries	—	—	(9)	—	(31)	(312)	—	(20)	(372)
Net	$—	$—	$(9)	$47	$(31)	$(158)	$53	$1,680	$1,582

Consumer
Internal risk rating:
1-2 High pass	$—	$13	$—	$7	$11	$—	$756	$—	$787
3-4 Pass	55,959	40,665	96,356	55,328	32,871	48,345	6,480	104	336,108
5 Special mention	—	85	530	1,376	417	423	—	—	2,831
6-8 Classified	—	22	266	—	—	314	2	22	626
Total	$55,959	$40,785	$97,152	$56,711	$33,299	$49,082	$7,238	$126	$340,352
Current YTD period:
Gross charge-offs	$—	$—	$95	$136	$83	$32	$—	$—	$346
Gross recoveries	—	—	—	—	(3)	(7)	—	—	(10)
Net	$—	$—	$95	$136	$80	$25	$—	$—	$336

Total Loans and Leases
Internal risk rating:
1-2 High pass	$372,178	$882,395	$212,811	$146,516	$107,934	$282,585	$668,314	$94,663	$2,767,396
3-4 Pass	672,533	1,968,720	2,786,704	2,840,127	1,642,454	1,883,326	3,504,926	116,928	15,415,718
5 Special mention	—	48,986	180,836	177,531	83,134	91,111	45,706	5,693	632,997
6-8 Classified	2,042	823	478	13,399	12,258	90,372	35,763	7,982	163,117
Total	$1,046,753	$2,900,924	$3,180,829	$3,177,573	$1,845,780	$2,347,394	$4,254,709	$225,266	$18,979,228
Current YTD period:
Gross charge-offs	$—	$—	$95	$1,051	$128	$961	$53	$1,700	$3,988
Gross recoveries	—	—	(9)	(13)	(69)	(1,132)	(9)	(20)	(1,252)
Net	$—	$—	$86	$1,038	$59	$(171)	$44	$1,680	$2,736
______________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
December 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
December 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	345,134	670,894	849,819	285,072	28,725	688	9,034	53,035	2,242,401
5 Special mention	759	—	—	—	—	—	—	—	759
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$345,893	$670,894	$849,819	$285,072	$28,725	$688	$9,034	$53,035	$2,243,160
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	(21)	—	—	(21)
Net	$—	$—	$—	$—	$—	$(21)	$—	$—	$(21)

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$116,247	$173,457	$111,630	$69,244	$121,838	$88,201	$275,093	$72,017	$1,027,727
3-4 Pass	155,221	84,798	85,539	42,928	8,227	46,663	1,750,934	46,078	2,220,388
5 Special mention	—	59,822	41,789	9,022	14,274	482	23,257	4,655	153,301
6-8 Classified	—	—	—	—	19,417	551	8,799	(900)	27,867
Total	$271,468	$318,077	$238,958	$121,194	$163,756	$135,897	$2,058,083	$121,850	$3,429,283
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$11,817	$—	$—	$11,817
Gross recoveries	(52)	—	—	—	—	(420)	(236)	—	(708)
Net	$(52)	$—	$—	$—	$—	$11,397	$(236)	$—	$11,109

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$1,999	$4,797	$—	$(4)	$(4)	$52	$167,296	$—	$174,136
3-4 Pass	48,132	103,437	37,818	7,789	29,738	5,494	1,161,606	5,725	1,399,739
5 Special mention	21,645	42,499	2,202	—	—	—	46,765	5,014	118,125
6-8 Classified	—	(1,710)	4,000	—	—	3,690	528	—	6,508
Total	$71,776	$149,023	$44,020	$7,785	$29,734	$9,236	$1,376,195	$10,739	$1,698,508
Current YTD period:
Gross charge-offs	$—	$—	$6,533	$—	$(8)	$150	$144	$—	$6,819
Gross recoveries	—	—	(478)	(176)	(154)	(3)	(450)	—	(1,261)
Net	$—	$—	$6,055	$(176)	$(162)	$147	$(306)	$—	$5,558

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
December 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
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
______________________
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

	Three Months Ended March 31,
	2021			2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	1	$647	$—	—	$—	$—
Income producing and other residential	2	266	266	—	—	—
Commercial:
Asset-based	1	503	503	4	1,741	1,741
Venture capital	3	4,502	2,529	2	2,047	2,047
Other commercial	12	32,250	14,276	15	22,165	20,389
Consumer	1	20	20	—	—	—
Total	20	$38,188	$17,594	21	$25,953	$24,177
During the three months ended March 31, 2021, there was one $163,000 real estate mortgage income producing and other residential loan and one $87,000 other commercial loan restructured in the preceding 12-month period that subsequently defaulted.
During the three months ended March 31, 2020, there was one $2.3 million venture capital loan and one other commercial loan totaling $9,000 restructured in the preceding 12-month period that subsequently defaulted.

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$2,080	$2,252

The following table presents the components of leases receivable as of the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$149,830	$158,740
Unguaranteed residual assets	20,751	19,303
Deferred costs and other	1,010	996
Aggregate net investment in leases	$171,591	$179,039
The following table presents maturities of leases receivable as of the date indicated:

March 31, 2021
(In thousands)
Period ending December 31,
2021	$54,990
2022	40,450
2023	27,725
2024	22,090
2025	10,167
Thereafter	7,675
Total undiscounted cash flows	163,097
Less: Unearned income	(13,267)
Present value of lease payments	$149,830

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended March 31, 2021
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$138,342	$78,356	$126,403	$5,080	$348,181
Charge-offs	(368)	(700)	(2,574)	(346)	(3,988)
Recoveries	545	—	697	10	1,252
Net charge-offs	177	(700)	(1,877)	(336)	(2,736)
Provision	2,603	(10,881)	(45,810)	1,088	(53,000)
Balance, end of period	$141,122	$66,775	$78,716	$5,832	$292,445

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$220	$—	$1,581	$—	$1,801
Collectively evaluated	$140,902	$66,775	$77,135	$5,832	$290,644

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$52,823	$2,047	$35,285	$—	$90,155
Collectively evaluated	7,934,390	3,563,776	7,050,555	340,352	18,889,073
Ending balance	$7,987,213	$3,565,823	$7,085,840	$340,352	$18,979,228

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
The allowance for loan and lease losses decreased by $55.7 million in the first quarter of 2021 to $292.4 million due primarily to a provision for loan and lease losses benefit of $53.0 million driven by improvement in certain key macro-economic variables and decreased provisions for individually evaluated loans and leases.
We actively participated in both rounds of the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act during 2020 and 2021. As of March 31, 2021, PPP loans had an outstanding balance of approximately $1.1 billion. The loans are fully guaranteed by the SBA, and do not carry an allowance.
A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	March 31, 2021			December 31, 2020
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$46,767	$—	$46,767	$43,656	$—	$43,656
Real estate construction and land	2,047	—	2,047	1,766	—	1,766
Commercial	—	4,577	4,577	—	31,100	31,100
Total	$48,814	$4,577	$53,391	$45,422	$31,100	$76,522

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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	March 31, 2021
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$348,181	$85,571	$433,752
Charge-offs	(3,988)	—	(3,988)
Recoveries	1,252	—	1,252
Net charge-offs	(2,736)	—	(2,736)
Provision	(53,000)	5,000	(48,000)
Balance, end of period	$292,445	$90,571	$383,016

	Three Months Ended
	March 31, 2020
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$138,785	$35,861	$174,646
Cumulative effect of change in accounting
principle - CECL	3,617	3,710	7,327
Balance, January 1, 2020	142,402	39,571	181,973
Charge-offs	(20,205)	—	(20,205)
Recoveries	1,095	—	1,095
Net charge-offs	(19,110)	—	(19,110)
Provision	98,000	14,000	112,000
Balance, end of period	$221,292	$53,571	$274,863

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets, net of the valuation allowance, as of the dates indicated:

	March 31,	December 31,
Property Type	2021	2020
	(In thousands)
Commercial real estate	$13,612	$12,979
Construction and land development	219	219
Total other real estate owned, net	13,831	13,198
Other foreclosed assets	467	829
Total foreclosed assets, net	$14,298	$14,027
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2020	$14,027
Transfers to foreclosed assets from loans	647
Provision for losses	(14)
Reductions related to sales	(362)
Balance, March 31, 2021	$14,298
NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
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
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2020	$1,078,670
Addition from the Civic acquisition	125,422
Balance, March 31, 2021	$1,204,092

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
The following table presents the estimated aggregate future amortization expense for our current intangible assets as of the date indicated:

March 31, 2021
(In thousands)
Period ending December 31,
2021	$8,142
2022	7,672
2023	3,787
2024	1,711
Net CDI and CRI	$21,312
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$109,646	$117,573
Addition from Civic acquisition	750	—
Fully amortized portion	(9,846)	—
Balance, end of period	100,550	117,573
Accumulated Amortization:
Balance, beginning of period	(86,005)	(79,179)
Amortization expense	(3,079)	(3,948)
Fully amortized portion	9,846	—
Balance, end of period	(79,238)	(83,127)
Net CDI and CRI, end of period	$21,312	$34,446

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	March 31,	December 31,
Other Assets	2021	2020
	(In thousands)
LIHTC investments	$216,285	$213,034
Cash surrender value of BOLI	204,177	203,031
Operating lease ROU assets, net (1)	122,372	119,787
Interest receivable	100,107	101,596
Equity investments without readily determinable fair values	34,441	34,304
Taxes receivable	33,744	59,565
SBIC investments	33,374	32,327
Prepaid expenses	21,384	22,999
Equity investments with readily determinable fair values	10,266	6,147
Equity warrants (2)	4,589	4,520
Other receivables/assets	102,914	63,016
Total other assets	$883,653	$860,326
____________________
(1)    See Note 9. Leases for further details regarding the operating lease ROU assets.
(2)    See Note 11. Derivatives for information regarding equity warrants.
NOTE 9. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings (loss). The following table presents the components of lease expense for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Operating lease expense:
Fixed costs	$8,496	$8,245
Variable costs	15	13
Short-term lease costs	256	92
Sublease income	(1,099)	(1,016)
Net lease expense	$7,668	$7,334
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,278	$8,236
ROU assets obtained in exchange for lease obligations:
Operating leases	$10,482	$4,560

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$122,372	$119,787
Operating lease liabilities	$141,717	$139,501

Weighted average remaining lease term (in years)	5.6	5.8
Weighted average discount rate	2.40%	2.54%
The following table presents the maturities of operating lease liabilities as of the date indicated:

March 31, 2021
(In thousands)
Period ending December 31,
2021	$26,769
2022	31,639
2023	28,718
2024	21,407
2025	14,596
Thereafter	29,017
Total operating lease liabilities	152,146
Less: Imputed interest	(10,429)
Present value of operating lease liabilities	$141,717
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings (loss), according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings (loss). The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" in the three months ended March 31, 2021 and 2020.
The following table presents the rental payments to be received on operating leases as of the date indicated:

March 31, 2021
(In thousands)
Period ending December 31,
2021	$30,548
2022	39,884
2023	30,621
2024	24,880
2025	18,113
Thereafter	40,893
Total undiscounted cash flows	$184,939

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  BORROWINGS AND SUBORDINATED DEBENTURES
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$5,000	—%	$5,000	—%
Other borrowings	14,750	6.50%	—	—%
Total borrowings	$19,750	4.86%	$5,000	—%
The other borrowings were assumed in connection with the Civic acquisition and have a weighted average remaining term of 5.5 months.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of March 31, 2021 of $3.5 billion, collateralized by a blanket lien on $5.0 billion of qualifying loans.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the dates indicated:

	March 31, 2021			December 31, 2020
			Maturity			Maturity
	Balance	Rate	Date	Balance	Rate	Date
	(Dollars in thousands)
FHLB term advance	$5,000	—%	5/6/2021	$5,000	—%	5/6/2021
Other borrowing	8,125	6.50%	9/1/2021	—	—%	—
Other borrowing	6,625	6.50%	10/1/2021	—	—%	—
Total	$19,750	4.86%		$5,000	—%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2021, the Bank had secured borrowing capacity of $1.4 billion collateralized by liens covering $1.8 billion of qualifying loans. As of March 31, 2021 and December 31, 2020, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $112.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which there were no balances outstanding at March 31, 2021 and December 31, 2020.
Federal Funds Arrangements with Commercial Banks. As of March 31, 2021, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2021 and December 31, 2020, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2021 and December 31, 2020, there were no overnight borrowings outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debentures
The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	March 31, 2021		December 31, 2020		Date	Maturity	Rate Index
Series	Balance	Rate	Balance	Rate	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.28%	$10,310	3.33%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	3.23%	10,310	3.27%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	3.13%	5,155	3.18%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	2.96%	61,856	2.96%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	1.87%	20,619	1.91%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	1.78%	16,495	1.82%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	1.73%	10,310	1.77%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	2.13%	82,475	2.17%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	2.16%	128,866	2.16%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	2.16%	51,545	2.16%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	2.16%	51,550	2.16%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (1)	30,234	1.51%	31,487	1.54%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.16%	16,470	2.16%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	2.16%	6,650	2.16%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	2.16%	39,177	2.16%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Gross subordinated debentures	542,022	2.23%	543,275	2.24%
Unamortized discount (2)	(76,208)		(77,463)
Net subordinated debentures	$465,814		$465,812
___________________
(1)    Denomination is in Euros with a value of €25.8 million.
(2)    Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  DERIVATIVES
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	March 31, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$63,753	$937	$59,867	$1,028
Foreign exchange contracts	27,873	2,231	73,108	3,202
Interest rate and economic contracts	91,626	3,168	132,975	4,230
Equity warrant assets	23,089	4,589	24,081	4,520
Total	$114,715	$7,757	$157,056	$8,750

Derivative Liabilities:
Interest rate contracts	$63,753	$831	$59,867	$1,004
Foreign exchange contracts	27,873	590	73,108	146
Total	$91,626	$1,421	$132,975	$1,150

For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
NOTE 12.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	March 31,	December 31,
	2021	2020
	(In thousands)
Loan commitments to extend credit	$8,127,999	$7,601,390
Standby letters of credit	312,573	337,336
Commitments to contribute capital to SBICs
and CRA-related loan pools	54,785	55,499
Total	$8,495,357	$7,994,225
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of March 31, 2021 and December 31, 2020, we had commitments to contribute capital to these entities totaling $54.8 million and $55.5 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to small business investment companies and CRA-related loan pools as of the date indicated:

March 31, 2021
(In thousands)
Period ending December 31,
2021	$27,393
2022	27,392
Total	$54,785
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
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Operations and Summary of Significant Accounting Policies, and Note 13. Fair Value Measurements, to the Consolidated Financial Statements of the Company's Form 10-K.
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At March 31, 2021, the fair value of these investments was $33.4 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	March 31, 2021
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Municipal securities	$1,646,054	$—	$1,646,054	$—
Agency commercial MBS	1,273,402	—	1,273,402	—
Agency residential CMOs	1,108,828	—	1,108,828	—
U.S. Treasury securities	491,358	491,358	—	—
Agency residential MBS	433,100	—	433,100	—
Corporate debt securities	380,407	—	380,407	—
Collateralized loan obligations	244,240	—	244,240	—
Asset-backed securities	224,015	—	200,133	23,882
Private label residential CMOs	103,376	—	98,962	4,414
SBA securities	36,910	—	36,910	—
Total securities available-for-sale	$5,941,690	$491,358	$5,422,036	$28,296
Equity investments with readily determinable fair values	$10,266	$10,266	$—	$—
Derivatives (1):
Equity warrants	4,589	—	—	4,589
Interest rate and economic contracts	3,168	—	3,168	—
Derivative liabilities	1,421	—	1,421	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2020
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency commercial MBS	$1,281,877	$—	$1,281,877	$—
Agency residential CMOs	1,219,880	—	1,219,880	—
Municipal securities	1,531,617	—	1,531,617	—
Agency residential MBS	341,074	—	341,074	—
Asset-backed securities	249,503	—	223,778	25,725
Collateralized loan obligations	135,876	—	135,876	—
Private label residential CMOs	116,946	—	112,299	4,647
SBA securities	41,627	—	41,627	—
Corporate debt securities	311,889	—	311,889	—
U.S. Treasury securities	5,302	5,302	—	—
Total securities available-for-sale	$5,235,591	$5,302	$5,199,917	$30,372
Equity investments with readily determinable fair values	$6,147	$6,147	$—	$—
Derivatives (1):
Equity warrants	4,520	—	—	4,520
Interest rate and economic contracts	4,230	—	4,230	—
Derivative liabilities	1,150	—	1,150	—
____________________
(1)    For information regarding derivative instruments, see Note 11. Derivatives.
During the three months ended March 31, 2021, there was a $67,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label residential CMOs and asset-backed securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	March 31, 2021
	Private Label Residential CMOs		Asset-Backed Securities
		Weighted	Input or	Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input (1)	of Inputs	Input (2)
Voluntary annual prepayment speeds	4.6% - 19.9%	11.5%	10.0% - 15.0%	12.1%
Annual default rates (3)	0.3% - 18.2%	2.4%	2.0%	2.0%
Loss severity rates (3)	16.9% - 80.4%	55.8%	60.0%	60.0%
Discount rates	1.6% - 9.9%	6.8%	2.7% - 3.6%	2.8%
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	March 31, 2021
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	24.4% - 159.1%	30.1%
Risk-free interest rate	0.0% - 0.9%	0.4%
Remaining life assumption (in years)	0.08 - 4.98	2.91
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label residential CMOs available-for-sale, asset-backed securities available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private Label	Asset-Backed	Equity
	Residential CMOs	Securities	Warrants
	(In thousands)
Balance, December 31, 2020	$4,647	$25,725	$4,520
Total included in earnings	73	(22)	6,123
Total included in other comprehensive income	(87)	16	—
Issuances	—	—	57
Sales	—	—	(6,044)
Net settlements	(219)	(1,837)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	—	(67)
Balance, March 31, 2021	$4,414	$23,882	$4,589

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$1,007	$171
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	March 31, 2021
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases (1)	$24,440	$—	$—	$24,440
OREO	371	—	—	371
Total non-recurring	$24,811	$—	$—	$24,811
______________________
(1)    Includes nonaccrual loans and leases and performing TDRs with balances greater than $250,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurement as of
	December 31, 2020
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases (1)	$102,274	$—	$4,160	$98,114
Total non-recurring	$102,274	$—	$4,160	$98,114
_____________________
(1)    Includes nonaccrual loans and leases and performing TDRs with balances greater than $250,000.
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended
Losses on Assets	March 31,
Measured on a Non-Recurring Basis	2021	2020
	(In thousands)
Individually evaluated loans and leases	$702	$18,907
OREO	14	105
Total losses	$716	$19,012
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	March 31, 2021
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	$22,402	Discounted cash flows	Discount rates	3.75% - 7.75%	6.30%
Individually evaluated
loans and leases	2,038	Third party appraisals	No discounts
			Discount from
OREO (1)	371	Third party appraisal	appraisal	13.00%	13.00%
Total non-recurring Level 3	$24,811
_____________________
(1)    Relates to one REO at March 31, 2021.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$177,199	$177,199	$177,199	$—	$—
Interest-earning deposits in financial institutions	5,517,667	5,517,667	5,517,667	—	—
Securities available-for-sale	5,941,690	5,941,690	491,358	5,422,036	28,296
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans held for sale	25,554	26,975	—	26,975	—
Loans and leases held for investment, net	18,686,783	19,312,854	—	—	19,312,854
Equity warrants	4,589	4,589	—	—	4,589
Interest rate and economic contracts	3,168	3,168	—	3,168	—
Equity investments with readily determinable fair values	10,266	10,266	10,266	—	—
Servicing rights	3,942	3,942	—	—	3,942

Financial Liabilities:
Core deposits	25,576,348	25,576,348	—	25,576,348	—
Non-core non-maturity deposits	1,162,590	1,162,590	—	1,162,590	—
Time deposits	1,484,353	1,486,556	—	1,486,556	—
Borrowings	19,750	20,185	—	20,185	—
Subordinated debentures	465,814	448,273	—	448,273	—
Derivative liabilities	1,421	1,421	—	1,421	—

	December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$150,464	$150,464	$150,464	$—	$—
Interest-earning deposits in financial institutions	3,010,197	3,010,197	3,010,197	—	—
Securities available-for-sale	5,235,591	5,235,591	5,302	5,199,917	30,372
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	18,735,196	19,305,998	—	4,160	19,301,838
Equity warrants	4,520	4,520	—	—	4,520
Interest rate and economic contracts	4,230	4,230	—	4,230	—
Equity investments with readily determinable fair values	6,147	6,147	6,147	—	—

Financial Liabilities:
Core deposits	22,264,480	22,264,480	—	22,264,480	—
Non-core non-maturity deposits	1,149,467	1,149,467	—	1,149,467	—
Time deposits	1,526,770	1,527,639	—	1,527,639	—
Borrowings	5,000	4,995	—	4,995	—
Subordinated debentures	465,812	448,036	—	448,036	—
Derivative liabilities	1,150	1,150	—	1,150	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2021, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 14.  EARNINGS (LOSS) PER SHARE
The following table presents the computations of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$150,406	$(1,433,111)
Less: Earnings allocated to unvested restricted stock(1)	(2,355)	(939)
Net earnings (loss) allocated to common shares	$148,051	$(1,434,050)

Weighted-average basic shares and unvested restricted
stock outstanding	118,852	118,775
Less: Weighted-average unvested restricted stock
outstanding	(2,003)	(1,495)
Weighted-average basic shares outstanding	116,849	117,280

Basic earnings (loss) per share	$1.27	$(12.23)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$148,051	$(1,434,050)

Weighted-average diluted shares outstanding	116,849	117,280

Diluted earnings (loss) per share	$1.27	$(12.23)
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

	Three Months Ended March 31,
	2021		2020
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$273,337	$—	$291,332	$—
Noninterest income:
Service charges on deposit accounts	2,934	2,934	2,658	2,658
Other commissions and fees	9,158	2,857	9,721	4,154
Leased equipment income	11,354	—	12,251	—
Gain on sale of loans	139	—	87	—
Gain on sale of securities	101	—	182	—
Other income	21,143	180	4,201	336
Total noninterest income	44,829	5,971	29,100	7,148
Total revenue	$318,166	$5,971	$320,432	$7,148
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Products and services transferred at a point in time	$2,997	$4,236
Products and services transferred over time	2,974	2,912
Total revenue from contracts with customers	$5,971	$7,148
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Receivables, which are included in "Other assets"	$976	$1,046
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$327	$359
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the three months ended March 31, 2021 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $32,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16.  STOCK-BASED COMPENSATION
The Company’s 2017 Stock Incentive Plan, or the 2017 Plan, permits stock-based compensation awards to officers, directors, employees, and consultants. The 2017 Plan authorized grants of stock-based compensation instruments to purchase or issue up to 4,000,000 shares of Company common stock. As of March 31, 2021, there were 990,570 shares available for grant under the 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $6.4 million and $6.5 million for the three months ended March 31, 2021 and 2020. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings (loss). The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of March 31, 2021 totaled $67.2 million.
Time-Based Restricted Stock Awards
At March 31, 2021, there were 2,189,181 shares of unvested TRSAs outstanding pursuant to the Company's 2017 Plan. The TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying award on the grant date and is recognized over the vesting period using the straight-line method.
Performance-Based Restricted Stock Units
At March 31, 2021, there were 531,333 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The shares underlying the PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 17.  RECENTLY ISSUED ACCOUNTING STANDARDS

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2020-04, "Reference Rate Reform (Topic 848)" and ASU 2021-01, “Reference Rate Reform (Topic 848): Scope)"	This Update provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other agreements affected by the anticipated transition away from LIBOR toward new interest reference rates. For agreements that are modified because of reference rate reform and that meet certain scope guidance: (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. Additionally, the amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU 2020-04 is effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. ASU 2021-01 is also effective immediately. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021 and up to December 31, 2022.
		Effective upon the issuance date of March 12, 2020, and once adopted, will apply to contract modifications made and hedging relationships entered into on or before December 31, 2022.	The Company is in the process of identifying and reviewing loans and other financial instruments that are impacted by the discontinuance of LIBOR and is planning to adopt this ASU in 2021. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18.  SUBSEQUENT EVENTS
Homeowners Association Services Division Acquisition Announcement
On April 1, 2021, PacWest announced that the Bank entered into a definitive agreement to acquire MUFG Union Bank, N.A.’s (“Union Bank”) Homeowners Association (“HOA”) Services Division. The Bank will acquire certain assets and assume certain liabilities related to the HOA Services Division for a premium of 5.9% on deposits plus the net book values of certain assumed assets and liabilities for aggregate cash consideration of approximately $250 million. The final amount of consideration to be paid will be based on balances at closing, which is expected to occur in the fourth quarter of 2021 subject to regulatory approvals and customary closing conditions.
The HOA Services Division provides a full range of banking services to community management companies and their homeowners associations. This acquisition will significantly expand the Bank’s existing HOA banking practice, which provides lockbox, electronic receivables processing and other financial services to HOA management companies. This acquisition advances the Bank’s strategy to expand its product offerings to its customers and to diversify its revenue and funding sources. Management believes that the HOA business unit’s high quality, low-cost deposits will diversify the Bank’s existing core deposits and provide an attractive funding source in a rising interest rate environment.
Union Bank’s HOA Services Division is a long-time provider of specialized HOA banking services to a national base of clients with approximately $4 billion in deposits. The existing management team and employees will transition with the HOA Services Division to the Bank in connection with the close of the acquisition.
Subordinated Notes Offering
On April 30, 2021, the Bank completed the sale of $400 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes (the "Notes") due May 1, 2031 (the “Maturity Date”). Subject to any redemption prior to the Maturity Date, the Notes will bear interest from and including the original issue date to, but excluding, May 1, 2026 (the “Reset Date”), at a fixed rate of 3.25% per annum and from and including the Reset Date, but excluding the Maturity Date, the Notes will bear interest at a floating per annum rate equal to a benchmark rate (which is expected to be the Three-Month Term SOFR) plus 252 basis points.
Interest on the Notes will be payable on May 1 and November 1 of each year through, but not including, the Reset Date, and quarterly thereafter on February 1, May 1, August 1, and November 1 of each year to, but not including, the Maturity Date or earlier redemption date. The first interest payment will be made on November 1, 2021. The Bank may, at its option, beginning with the interest payment date of May 1, 2026, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, from time to time, subject to any required regulatory approval to the extent such approval is then required, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption, subject to certain conditions. The discount and costs incurred in connection with the Notes offering amortize to interest expense over the term of the Notes. The Notes will qualify as Tier 2 capital for regulatory capital purposes.
Common Stock Dividends
On May 3, 2021, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share. The cash dividend is payable on May 28, 2021 to stockholders of record at the close of business on May 17, 2021.
The Company has evaluated events that have occurred subsequent to March 31, 2021 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:
•the COVID-19 pandemic continues to affect the Company, its employees, customers and third-party service providers, and the ultimate extent of the impacts of the pandemic and related government stimulus programs on its business, financial position, results of operations, liquidity and prospects is still uncertain. Weaker than expected improvement in general business and economic conditions could adversely affect the Company’s revenues, the values of its assets and liabilities and continue to negatively impact loan growth;
•our ability to complete pending and future acquisitions, and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;
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
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2021, accounted for 85.4% of net revenue (net interest income plus noninterest income).
At March 31, 2021, the Company had total assets of $32.9 billion, including $19.0 billion of total loans and leases, net of deferred fees, and $5.9 billion of securities available-for-sale, compared to $29.5 billion of total assets, including $19.1 billion of total loans and leases, net of deferred fees, and $5.2 billion of securities available-for-sale at December 31, 2020. The $3.4 billion increase in total assets since year-end was due primarily to a $2.5 billion increase in interest-earning deposits in financial institutions, a $706.1 million increase in securities available-for-sale, and a $125.4 million increase in goodwill due to the Civic acquisition.

At March 31, 2021, the Company had total liabilities of $29.2 billion, including total deposits of $28.2 billion and borrowings of $19.8 million, compared to $25.9 billion of total liabilities, including $24.9 billion of total deposits and $5.0 million of borrowings at December 31, 2020. The $3.3 billion increase in total liabilities since year-end was due mainly to increases of $3.3 billion in core deposits. The increase in core deposits was due primarily to continued strong deposit growth from our venture banking clients. At March 31, 2021, core deposits totaled $25.6 billion, or 91% of total deposits, including $11.0 billion of noninterest-bearing demand deposits, or 39% of total deposits.
At March 31, 2021, the Company had total stockholders' equity of $3.7 billion compared to $3.6 billion at December 31, 2020. The $59.2 million increase in stockholders' equity since year-end was due mainly to $150.4 million in net earnings, offset partially by a $66.1 million decrease in accumulated other comprehensive income and $29.6 million of cash dividends paid. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 10.39% and 13.60% at March 31, 2021.
Recent Events
Acquisition of Civic
On February 1, 2021, the Bank completed the acquisition of Civic in an all-cash transaction. Civic, located in Redondo Beach, California, is one of the leading lenders in the United States specializing in residential non-owner-occupied investment properties. The acquisition of Civic advances the Bank’s strategy to diversify and expand its lending portfolio, diversify its revenue streams, and deploy excess liquidity into higher-yielding assets. Civic operates as a subsidiary of the Bank and at March 31, 2021 had $289.5 million of loans outstanding.
The Civic acquisition has been accounted for under the acquisition method of accounting which resulted in the recognition of goodwill of $125.4 million. All of the recognized goodwill is expected to be deductible for tax purposes. For further information, see Note 2. Acquisition in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
Homeowners Association Services Division Acquisition Announcement
On April 1, 2021, PacWest announced that the Bank entered into a definitive agreement to acquire MUFG Union Bank, N.A.’s (“Union Bank”) Homeowners Association (“HOA”) Services Division. The Bank will acquire certain assets and assume certain liabilities related to the HOA Services Division for a premium of 5.9% on deposits plus the net book values of certain assumed assets and liabilities for aggregate cash consideration of approximately $250 million. The final amount of consideration to be paid will be based on balances at closing, which is expected to occur in the fourth quarter of 2021 subject to regulatory approvals and customary closing conditions. For further information, see Note 18. Subsequent Events in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
Subordinated Notes Offering
On April 30, 2021, the Bank issued $400 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due May 1, 2031 (the “Maturity Date”), if not previously redeemed. Subject to any redemption prior to the Maturity Date, the Notes will bear interest from and including the original issue date to, but excluding, May 1, 2026 (the “Reset Date”), at a fixed rate of 3.25% per annum and from and including the Reset Date to, but excluding the Maturity Date, the Notes will bear interest at a floating per annum rate equal to a benchmark rate (which is expected to be the Three-Month Term SOFR) plus 252 basis points. For further information, see Note 18. Subsequent Events in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

COVID-19 Pandemic - Impact to Our Business
From a business perspective, the impact in 2021 from the COVID-19 pandemic has decreased, but we continue to closely monitor our loan portfolio. In the early stages of the COVID-19 pandemic, we experienced an increase in customers seeking loan modifications through payment deferrals and extension of terms. Most of the modifications were for payment deferrals for three months, while some deferrals were up to six months. The Company did not apply a TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act. As of March 31, 2021, active loan payment deferral modifications represented approximately 0.3% of the loan portfolio, down from approximately 0.8% of the loan portfolio at December 31, 2020. The remaining $56.8 million of loans on deferral as of March 31, 2021 expire by August 31, 2021.
We actively participated in both rounds of the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act. As of March 31, 2021, PPP loans had an outstanding balance of approximately $1.1 billion. In the first quarter of 2021, we originated approximately $381 million in PPP loans with a five-year term, while loans forgiven under the PPP program totaled approximately $354 million. The loans have origination fees that are recognized over the life of the loan with the fee recognition accelerated upon forgiveness or repayment of the loan. Fees recognized in the first quarter of 2021 were $10.9 million. As of March 31, 2021, the remaining unamortized fees, net of deferred costs, totaled $23.2 million. The PPP loans are fully guaranteed by the SBA and do not carry an allowance. Our participation in the PPP contributed to the increase in core deposits beginning in the second quarter of 2020 due to PPP loan proceeds being deposited into customers' accounts.
As the COVID-19 pandemic unfolded in March 2020, we immediately enhanced the monitoring of our loan and lease portfolio with particular emphasis on certain loan and lease portfolios that we expected to be most impacted by the COVID-19 pandemic, such as the hotel, retail, commercial aviation, restaurant, and oil services loan and lease portfolios. We continue to closely monitor all of our portfolios, although with the increase in oil prices, the credit risk in the oil services portfolio has diminished. The hotel portfolio as of March 31, 2021 is comprised of hotel CRE loans of $539.1 million, hotel construction loans of $482.4 million, and hotel SBA loans of $29.4 million.
The table below shows our exposure to these loan and lease portfolios, which includes equipment leased to others under operating leases, as of the date indicated:

	March 31, 2021
					% of
		Special			Total Loans
Loan and Lease Portfolio	Classified	Mention	Pass	Total	and Leases
	(Dollars in thousands)
Hotel	$16,643	$226,741	$807,473	$1,050,857	5.5%
Retail CRE	23,289	5,405	440,738	469,432	2.5%
Commercial aviation	19,436	106,398	87,243	213,077	1.1%
Restaurant	6,965	24,660	117,891	149,516	0.8%
Oil services	2,493	4,714	66,072	73,279	0.4%
Total	$68,826	$367,918	$1,519,417	$1,956,161	10.3%
From a credit perspective, most of our credit metrics improved during the first quarter of 2021 as economic conditions and economic forecasts continued to improve. This improvement led to a provision for credit losses benefit of $48.0 million for the first quarter of 2021 compared to a provision for credit losses of $10.0 million for the fourth quarter of 2020 and a provision for credit losses of $112.0 million for the first quarter of 2020. For further details on CECL and the impacts to our process, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.

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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended
		March 31,	December 31,	March 31,
Efficiency Ratio		2021	2020	2020
		(Dollars in thousands)
Noninterest expense		$150,136	$135,682	$1,587,970
Less:	Intangible asset amortization	3,079	3,172	3,948
	Foreclosed assets expense (income), net	1	(272)	66
	Goodwill impairment	—	—	1,470,000
	Acquisition, integration and reorganization costs	3,425	1,060	—
Noninterest expense used for efficiency ratio		$143,631	$131,722	$113,956

Net interest income (tax equivalent)		$264,635	$262,112	$251,428
Noninterest income		44,829	39,850	29,100
Net revenues		309,464	301,962	280,528
Less:	Gain on sale of securities	101	4	182
Net revenues used for efficiency ratio		$309,363	$301,958	$280,346

Efficiency ratio		46.4%	43.6%	40.6%
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
Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K.

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

		Three Months Ended
		March 31,	December 31,	March 31,
Return on Average Tangible Equity		2021	2020	2020
		(Dollars in thousands)
Net earnings (loss)		$150,406	$116,830	$(1,433,111)
Add:	Intangible asset amortization	3,079	3,172	3,948
	Goodwill impairment	—	—	1,470,000
	Adjusted net earnings used for return
	on average tangible equity	$153,485	$120,002	$40,837

Average stockholders' equity		$3,617,248	$3,536,425	$4,956,778
Less:	Average intangible assets	1,192,780	1,103,945	2,569,189
Average tangible common equity		$2,424,468	$2,432,480	$2,387,589

Return on average equity (1)		16.86%	13.14%	(116.28)%
Return on average tangible equity (2)		25.67%	19.63%	6.88%
___________________________________
(1)     Annualized net earnings (loss) divided by average stockholders' equity.
(2)     Annualized adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	March 31,	December 31,
Tangible Book Value Per Share	2021	2020
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,654,137	$3,594,951
Less: Intangible assets	1,225,404	1,102,311
Tangible common equity	$2,428,733	$2,492,640

Total assets	$32,856,533	$29,498,442
Less: Intangible assets	1,225,404	1,102,311
Tangible assets	$31,631,129	$28,396,131

Equity to assets ratio	11.12%	12.19%
Tangible common equity ratio (1)	7.68%	8.78%
Book value per share	$30.68	$30.36
Tangible book value per share (2)	$20.39	$21.05
Shares outstanding	119,105,642	118,414,853
_______________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Tangible common equity divided by shares outstanding.

•Adjusted net earnings and adjusted earnings per share: These non-GAAP measurements are presented in the following tables for the periods presented. See Note 14. Earnings (Loss) Per Share for the GAAP calculation of earnings per share.

		Three Months Ended
Adjusted Net Earnings and		March 31,	December 31,	March 31,
Adjusted Earnings Per Share		2021	2020	2020
		(Dollars in thousands)
Adjusted Net Earnings:
Net earnings (loss)		$150,406	$116,830	$(1,433,111)
Add:	Goodwill impairment	—	—	1,470,000
	Adjusted net earnings	$150,406	$116,830	$36,889

Adjusted Basic Earnings Per Share:
Adjusted net earnings		$150,406	$116,830	$36,889
Less:	Earnings allocated to unvested restricted stock	(2,355)	(1,398)	(939)
Adjusted net earnings allocated to common shares		$148,051	$115,432	35,950

Weighted-average basic shares and unvested restricted stock outstanding		118,852	118,446	118,775
Less:	Weighted-average unvested restricted stock outstanding	(2,003)	(1,652)	(1,495)
Weighted-average basic shares outstanding		116,849	116,794	117,280

Adjusted basic earnings per share		$1.27	$0.99	0.31

Adjusted Diluted Earnings Per Share:
Adjusted net earnings allocated to common shares		$148,051	$115,432	$35,950
Weighted-average diluted shares outstanding		116,849	116,794	117,280
Adjusted diluted earnings per share		1.27	$0.99	$0.31

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$273,337	$272,176	$291,332
Interest expense	(12,068)	(12,968)	(41,585)
Net interest income	261,269	259,208	249,747
Provision for credit losses	48,000	(10,000)	(112,000)
Noninterest income	44,829	39,850	29,100
Operating expense	(150,136)	(135,682)	(117,970)
Goodwill impairment	—	—	(1,470,000)
Earnings (loss) before income taxes	203,962	153,376	(1,421,123)
Income tax expense	(53,556)	(36,546)	(11,988)
Net earnings (loss)	$150,406	$116,830	$(1,433,111)

Performance Measures:
Diluted earnings (loss) per share	$1.27	$0.99	$(12.23)
Return on average assets	1.94%	1.58%	(21.27)%
Return on average tangible equity (1)(2)	25.67%	19.63%	6.88%
Net interest margin (tax equivalent)	3.69%	3.83%	4.31%
Yield on average loans and leases (tax equivalent)	5.20%	5.15%	5.54%
Cost of average total deposits	0.11%	0.14%	0.59%
Efficiency ratio	46.4%	43.6%	40.6%
_____________________________
(1)    Calculation reduces average stockholder's equity by average intangible assets.
(2)    See "- Non-GAAP Measurements."
First Quarter of 2021 Compared to Fourth Quarter of 2020
Net earnings for the first quarter of 2021 were $150.4 million, or $1.27 per diluted share, compared to net earnings for the fourth quarter of 2020 of $116.8 million, or $0.99 per diluted share. The $33.6 million increase in net earnings from the prior quarter was due to a lower provision for credit losses of $58.0 million, higher noninterest income of $5.0 million, and higher net interest income of $2.1 million, offset partially by higher income tax expense of $17.0 million and higher noninterest expense of $14.5 million. The decrease in the provision for credit losses reflected improvement in certain key macro-economic forecast variables and decreased provisions for individually evaluated loans and leases, offset partially by a higher provision for unfunded commitments in the first quarter of 2021. Noninterest income increased due primarily to a $5.8 million increase in dividends and gains on equity investments. Net interest income increased due mainly to higher income on investment securities and lower interest expense, offset partially by lower income on loans and leases and the negative impact on net interest income due to the change in the earning assets mix. The increase in income tax expense is primarily due to higher pre-tax earnings in the first quarter of 2021 compared to the fourth quarter of 2020. Noninterest expense increased due mostly to increases of $6.7 million in compensation expense related to two months of Civic operations and $5.7 million in other expense largely due to an $8.5 million accrual for a legal settlement in excess of amounts previously accrued.

First Quarter of 2021 Compared to First Quarter of 2020
Net earnings for the first quarter of 2021 were $150.4 million, or $1.27 per diluted share, compared to a net loss for the first quarter of 2020 of $1.43 billion, or $12.23 per diluted share. The $1.58 billion increase in net earnings from the year-ago quarter was due to a $1.47 billion goodwill impairment charge in the first quarter of 2020, a lower provision for credit losses of $160.0 million, higher noninterest income of $15.7 million, and higher net interest income of $11.5 million, offset partially by higher income tax expense of $41.6 million and higher operating expense of $32.2 million. The decrease in the provision for credit losses for the first quarter of 2021 from the year-ago quarter reflected improvement in certain key macro-economic forecast variables. Noninterest income increased due primarily to increases of $10.9 million in dividends and gains on equity investments and $5.3 million in warrant income. Net interest income increased due to a lower cost of average interest-bearing liabilities and a higher balance of average-interest earning assets, offset partially by a lower yield on average interest-earning assets and the negative impact on net interest income due to the change in the mix of average interest-earning assets. The increase in income tax expense was due primarily to higher pre-tax earnings in the first quarter of 2021 compared to the year-ago quarter. Operating expense increased due mostly to increases of $18.6 million in compensation expense, $6.0 million in other expense, and $3.4 million in acquisition, integration and reorganization costs. Excluding the goodwill impairment, net earnings for the first quarter of 2020 were $36.9 million, or $0.31 per diluted share. See "Non-GAAP Measurements" for the calculations of these amounts.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$18,927,314	$242,846	5.20%	$18,769,214	$243,188	5.15%	$19,065,035	$262,764	5.54%
Investment securities (2)(4)	5,383,140	32,329	2.44%	4,888,993	30,757	2.50%	3,853,217	28,641	2.99%
Deposits in financial institutions	4,790,231	1,528	0.13%	3,576,335	1,135	0.13%	537,384	1,608	1.20%
Total interest‑earning assets (2)	29,100,685	276,703	3.86%	27,234,542	275,080	4.02%	23,455,636	293,013	5.02%
Other assets	2,315,197			2,100,247			3,643,404
Total assets	$31,415,882			$29,334,789			$27,099,040

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$6,401,869	2,232	0.14%	$5,191,435	2,064	0.16%	$3,466,812	7,135	0.83%
Money market	7,975,996	3,278	0.17%	7,636,220	3,225	0.17%	5,247,866	10,016	0.77%
Savings	572,959	35	0.02%	567,646	35	0.02%	497,959	160	0.13%
Time	1,493,267	1,955	0.53%	1,650,150	3,130	0.75%	2,684,143	10,936	1.64%
Total interest‑bearing deposits	16,444,091	7,500	0.18%	15,045,451	8,454	0.22%	11,896,780	28,247	0.95%
Borrowings	226,053	193	0.35%	237,098	37	0.06%	2,026,749	6,778	1.35%
Subordinated debentures	466,101	4,375	3.81%	463,951	4,477	3.84%	458,399	6,560	5.76%
Total interest‑bearing liabilities	17,136,245	12,068	0.29%	15,746,500	12,968	0.33%	14,381,928	41,585	1.16%
Noninterest‑bearing demand deposits	10,173,459			9,589,789			7,357,717
Other liabilities	488,930			462,075			402,617
Total liabilities	27,798,634			25,798,364			22,142,262
Stockholders’ equity	3,617,248			3,536,425			4,956,778
Total liabilities and
stockholders' equity	$31,415,882			$29,334,789			$27,099,040
Net interest income (2)		$264,635			$262,112			$251,428
Net interest rate spread (2)			3.57%			3.69%			3.86%
Net interest margin (2)			3.69%			3.83%			4.31%

Total deposits (5)	$26,617,550	$7,500	0.11%	$24,635,240	$8,454	0.14%	$19,254,497	$28,247	0.59%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $1.2 million and net loan discount accretion of $1.2 million and $3.2 million for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively.
(4)    Includes tax-equivalent adjustments of $2.1 million, $1.9 million, and $1.2 million for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.
(5)    Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

First Quarter of 2021 Compared to Fourth Quarter of 2020
Net interest income increased by $2.1 million to $261.3 million for the first quarter of 2021 compared to $259.2 million for the fourth quarter of 2020 due mainly to higher income on investment securities and lower interest expense, offset partially by lower income on loans and leases and the negative impact on net interest income due to the change in the earning assets mix. The tax-equivalent yield on average loans and leases was 5.20% for the first quarter of 2021 compared to 5.15% for the fourth quarter of 2020.
The tax equivalent NIM was 3.69% for the first quarter of 2021 compared to 3.83% for the fourth quarter of 2020. The decrease in the tax equivalent NIM was due primarily due to the change in the earning assets mix. The average balance of deposits in financial institutions increased by $1.2 billion, the average balance on investment securities increased by $494.1 million, and the average balance of loans and leases increased by $158.1 million in the first quarter of 2021. This excess liquidity had a negative impact on the first quarter tax equivalent NIM of 61 basis points.
The cost of average total deposits decreased to 0.11% for the first quarter of 2021 from 0.14% for the fourth quarter of 2020. The lower cost of average total deposits was due primarily to the repricing of maturing brokered time deposits and the increased average balance of noninterest-bearing deposits.
First Quarter of 2021 Compared to First Quarter of 2020
Net interest income increased by $11.5 million to $261.3 million for the first quarter of 2021 compared to $249.7 million for the first quarter of 2020 due mainly to a lower cost of average interest-bearing liabilities, a higher balance of average-interest-earning assets, a lower balance of average borrowings, and the positive impact on net interest income resulting from the change in the mix of average interest-bearing deposits. These factors were offset partially by a lower yield on average interest-earning assets, a higher balance of average interest-bearing deposits, and the negative impact on net interest income due to the change in the mix of average interest-earning assets. The change in mix of average interest-earning assets was due to a $4.3 billion increase in average deposits in financial institutions, a $1.5 billion increase in average investment securities, and a $137.7 million decrease in average loans and leases. The tax equivalent yield on average loans and leases was 5.20% for the first quarter of 2021 compared to 5.54% for the same quarter of 2020. The decrease in the yield on average loans and leases was due mainly to lower loan coupon interest from the repricing of variable-rate loans in conjunction with decreased market rates.
The tax equivalent NIM was 3.69% for the first quarter of 2021 compared to 4.31% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to the change in the mix of average interest-earning assets and decrease in the yield on average loans and leases as described above, offset partially by lower deposit and borrowing costs.
The cost of average total deposits decreased to 0.11% for the first quarter of 2021 from 0.59% for the first quarter of 2020 due mainly to lower rates paid on deposits in conjunction with decreased market rates as well as the change in the mix of average interest-bearing deposits and a $2.8 billion increase in average noninterest-bearing demand deposits. The change in the mix of average interest-bearing deposits was due to a $5.7 billion increase in average core interest-bearing deposits and a $1.2 billion decrease in average time deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Provision For Credit Losses:
(Reduction in) addition to allowance for loan and lease losses	$(53,000)	$21,000	$98,000
Addition to (reduction in) reserve for unfunded
loan commitments	5,000	(11,000)	14,000
Total provision for credit losses	$(48,000)	$10,000	$112,000

Credit Quality Metrics:
Net charge-offs on loans and leases held for
investment (1)	$2,736	$18,785	$19,110
Annualized net charge-offs to average loans and leases	0.06%	0.40%	0.40%
At quarter-end:
Allowance for credit losses	$383,016	$433,752	$274,863
Allowance for credit losses to loans and leases
held for investment	2.02%	2.27%	1.39%
Allowance for credit losses to nonaccrual
loans and leases held for investment	566.2%	475.8%	287.5%
Nonaccrual loans and leases held for investment	$67,652	$91,163	$95,602
Performing TDRs held for investment	$27,999	$14,254	$8,978
Classified loans and leases held for investment	$163,117	$265,262	$147,705
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
The provision for credit losses decreased by $58.0 million to a benefit of $48.0 million for the first quarter of 2021 compared to $10.0 million for the fourth quarter of 2020 as a result of improvement in certain key macro-economic forecast variables and decreased provisions for individually evaluated loans and leases, offset partially by a higher provision for unfunded commitments as unfunded commitments grew by $526.6 million in the first quarter of 2021.
The provision for credit losses decreased by $160.0 million to a benefit of $48.0 million for the first quarter of 2021 compared to $112.0 million for the first quarter of 2020 as a result of improvement in certain key macro-economic forecast variables.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Income	2021	2020	2020
	(In thousands)
Leased equipment income	$11,354	$9,440	$12,251
Other commissions and fees	9,158	9,974	9,721
Service charges on deposit accounts	2,934	3,119	2,658
Gain on sale of loans and leases	139	1,671	87
Gain on sale of securities	101	4	182
Other income:
Dividends and gains (losses) on equity investments	10,904	5,064	28
Warrant income	6,123	7,299	837
Other	4,116	3,279	3,336
Total noninterest income	$44,829	$39,850	$29,100
First Quarter of 2021 Compared to Fourth Quarter of 2020
Noninterest income increased by $5.0 million to $44.8 million for the first quarter of 2021 compared to $39.9 million for the fourth quarter of 2020 due mostly to an increase of $5.8 million in dividends and gains on equity investments and a $1.9 million increase in leased equipment income, offset partially by decreases of $1.5 million in gain on sale of loans and leases and $1.2 million in warrant income. The increase in dividends and gains on equity investments was due mainly to a $10.1 million gain on one equity investment, offset partially by lower net fair value gains on equity investments still held. The increase in leased equipment income was due primarily to a higher average balance of equipment leased to others under operating leases. The decrease in gain on sale of loans and leases resulted from the sales of $72.6 million of loans for gains of $0.1 million in the first quarter of 2021 compared to sales of $119.9 million for gains of $1.7 million in the fourth quarter of 2020. The decrease in warrant income was primarily attributable to lower gains from exercised warrants after record gains in the fourth quarter of 2020.
First Quarter of 2021 Compared to First Quarter of 2020
Noninterest income increased by $15.7 million to $44.8 million for the first quarter of 2021 compared to $29.1 million for the first quarter of 2020 due mainly to increases of $10.9 million in dividends and gains on equity investments and $5.3 million in warrant income. The increase in dividends and gains on equity investments was due primarily to a $10.1 million gain on one equity investment in the first quarter of 2021. Warrant income increased due principally to higher gains from exercised warrants, driven by the active capital markets.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Expense	2021	2020	2020
	(In thousands)
Compensation	$79,882	$73,171	$61,282
Occupancy	14,054	14,083	14,207
Leased equipment depreciation	8,969	7,501	7,205
Data processing	6,957	6,718	6,454
Other professional services	5,126	6,800	4,258
Insurance and assessments	4,903	5,064	4,249
Customer related expense	4,818	4,430	3,932
Acquisition, integration and reorganization costs	3,425	1,060	—
Loan expense	3,193	3,926	2,650
Intangible asset amortization	3,079	3,172	3,948
Foreclosed assets expense (income), net	1	(272)	66
Other	15,729	10,029	9,719
Total operating expense	150,136	135,682	117,970
Goodwill impairment	—	—	1,470,000
Total noninterest expense	$150,136	$135,682	$1,587,970
First Quarter of 2021 Compared to Fourth Quarter of 2020
Noninterest expense increased by $14.5 million to $150.1 million for the first quarter of 2021 compared to $135.7 million for the fourth quarter of 2020 due mostly to increases of $6.7 million in compensation expense, $5.7 million in other expense, $2.4 million in acquisition, integration and reorganization costs, and $1.5 million in leased equipment depreciation, offset partially by a decrease of $1.7 million in other professional expense. The increase in compensation expense was due primarily to compensation expense related to the two months of Civic operations, while, in total, Civic's noninterest expenses added $10.8 million to total noninterest expense. The increase in other expense was largely due to an $8.5 million accrual for a legal settlement in excess of amounts previously accrued. The increase in acquisition, integration and reorganization costs was due to advisory services and integration expenses related to the closed Civic acquisition and the pending acquisition of Union Bank's HOA Services Division. The increase in leased equipment depreciation was due primarily to an increase in the average balance of equipment leased to others under operating leases. The decrease in other professional expense was due primarily to lower consulting expense.
First Quarter of 2021 Compared to First Quarter of 2020
Noninterest expense decreased by $1.44 billion to $150.1 million for the first quarter of 2021 compared to $1.59 billion for the first quarter of 2020 due primarily to a $1.47 billion goodwill impairment charge in the first quarter of 2020. Excluding the goodwill impairment charge, noninterest expense increased by $32.2 million from $118.0 million to $150.1 million. This increase was due mostly to increases of $18.6 million in compensation expense, $6.0 million in other expense, $3.4 million in acquisition, integration and reorganization costs, and $1.8 million in leased equipment depreciation. Compensation expense increased due mostly to higher bonus expense, as the bonus accrual in the first quarter of 2020 was significantly lower, and higher compensation expense related to the two months of Civic operations. The increase in other expense was largely due to an $8.5 million accrual for a legal settlement in excess of amounts previously accrued. The increase in acquisition, integration and reorganization costs was due to advisory services and integration expenses related to the closed Civic acquisition and the pending acquisition of Union Bank's HOA Services Division. The increase in leased equipment depreciation was due primarily to an increase in the average balance of equipment leased to others under operating leases.

Income Taxes
The effective tax rate for the first quarter of 2021 was 26.3% compared to 23.8% for the fourth quarter of 2020 and (0.8)% for the first quarter of 2020. The increased effective tax rate in the first quarter of 2021 compared to the fourth quarter of 2020 was primarily due to higher pre-tax income in relation to discrete items for the quarter. Excluding non-deductible goodwill impairment, the effective income tax rate was 24.5% for the three months ended March 31, 2020. The Company’s blended statutory tax rate for federal and state is 27.6% and the effective tax rate for the full year 2021 is estimated to be in the range of 25-27%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	March 31, 2021			December 31, 2020
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,646,054	28%	8.5	$1,531,617	29%	8.5
Agency commercial MBS	1,273,402	22%	3.8	1,281,877	24%	3.5
Agency residential CMOs	1,108,828	19%	2.8	1,219,880	23%	2.9
U.S. Treasury securities	491,358	8%	7.3	5,302	—%	1.5
Agency residential MBS	433,100	7%	2.5	341,074	7%	2.1
Corporate debt securities	380,407	6%	3.9	311,889	6%	3.7
Collateralized loan obligations	244,240	4%	—	135,876	3%	—
Asset-backed securities	224,015	4%	0.7	249,503	5%	0.7
Private label residential CMOs	103,376	2%	2.6	116,946	2%	2.2
SBA securities	36,910	—%	3.7	41,627	1%	3.4
Total securities available-
for-sale	$5,941,690	100%	4.8	$5,235,591	100%	4.5
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	March 31, 2021
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$388,297	24%
Washington	281,215	17%
Texas	256,263	16%
Maryland	73,534	4%
Oregon	70,386	4%
Georgia	68,377	4%
New York	66,909	4%
Colorado	57,943	4%
Ohio	39,305	2%
Utah	38,388	2%
Total of ten largest states	1,340,617	81%
All other states	305,437	19%
Total municipal securities	$1,646,054	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	March 31, 2021		December 31, 2020
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Healthcare real estate	$175,158	1%	$177,440	1%
Hotel	539,139	3%	571,917	3%
SBA program	610,086	3%	599,788	3%
Other commercial real estate	2,617,227	14%	2,747,526	14%
Total commercial real estate mortgage	3,941,610	21%	4,096,671	21%
Income producing and other residential	3,823,179	20%	3,718,457	20%
Other residential real estate	222,424	1%	84,808	—%
Total income producing and other
residential real estate mortgage	4,045,603	21%	3,803,265	20%
Total real estate mortgage	7,987,213	42%	7,899,936	41%
Real estate construction and land:
Commercial	990,035	5%	1,117,121	6%
Residential	2,575,788	14%	2,243,160	12%
Total real estate construction and land (1)	3,565,823	19%	3,360,281	18%
Total real estate	11,553,036	61%	11,260,217	59%
Commercial:
Lender finance	2,113,395	11%	2,095,963	11%
Equipment finance	647,423	4%	700,042	4%
Premium finance	449,440	2%	438,761	2%
Other asset-based	173,145	1%	194,517	1%
Total asset-based	3,383,403	18%	3,429,283	18%
Equity fund loans	889,828	5%	1,032,718	5%
Venture lending	605,970	3%	665,790	4%
Total venture capital	1,495,798	8%	1,698,508	9%
Paycheck Protection Program	1,079,258	5%	1,057,422	5%
Secured business loans	397,558	2%	430,263	2%
Security monitoring	205,798	1%	329,312	2%
Other lending	524,025	3%	558,117	3%
Total other commercial	2,206,639	11%	2,375,114	12%
Total commercial	7,085,840	37%	7,502,905	39%
Consumer	340,352	2%	320,255	2%
Total loans and leases held for investment,
net of deferred fees	$18,979,228	100%	$19,083,377	100%
 ________________________________
(1)    Includes land and acquisition and development loans of $148.1 million at March 31, 2021 and $167.1 million at December 31, 2020.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	March 31, 2021		December 31, 2020
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$7,086,451	61%	$6,942,768	62%
Florida	670,998	6%	598,157	5%
New York	651,593	6%	716,329	6%
Colorado	456,407	4%	386,480	3%
Washington	399,940	3%	413,014	4%
Texas	300,853	3%	263,731	2%
Oregon	283,608	2%	269,600	2%
Nevada	222,743	2%	195,663	2%
Arizona	196,641	2%	171,533	2%
Georgia	152,131	1%	116,444	1%
Total of 10 largest states	10,421,365	90%	10,073,719	89%
All other states	1,131,671	10%	1,186,498	11%
Total real estate loans held for investment, net of deferred fees	$11,553,036	100%	$11,260,217	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

Three Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	March 31, 2021
(Dollars in thousands)
Balance, beginning of period	$19,083,377
Additions:
Production	1,612,777
Disbursements	1,022,986
Total production and disbursements	2,635,763
Reductions:
Payoffs	(1,635,264)
Paydowns	(1,067,418)
Total payoffs and paydowns	(2,702,682)
Sales	(72,641)
Transfers to foreclosed assets	(647)
Charge-offs	(3,988)
Transfers to loans held for sale	(25,554)
Total reductions	(2,805,512)
Loans and leases acquired through acquisition	65,600
Net (decrease) increase	(104,149)
Balance, end of period	$18,979,228

Weighted average rate on production (2)	4.36%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 43 basis points to loan yields for the three months ended March 31, 2021. Excluding PPP loans, which were at a 1% rate, the weighted average rate on production for the three months ended March 31, 2021 was 5.39%.

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
For further information regarding the calculation of the allowance for credit losses on loans and leases held for investment using the CECL methodology, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of our Form 10-K.
In calculating our allowance for credit losses, we continued to consider the impacts of the ongoing COVID-19 pandemic on our estimation of expected credit losses given the changes in economic forecasts and assumptions along with the uncertainty related to the severity and duration of the economic consequences of the COVID-19 pandemic. Our methodology and framework along with the 4-quarter reasonable and supportable forecast period and 2-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2020. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.
In the first quarter of 2021, we used the Moody’s Consensus Economic Scenario Forecast dated March 10, 2021 for the calculation of our quantitative component. The key macro-economic variables used improved from previous economic forecasts which when combined with improvements in other credit quality metrics such as a decline in classified and special mention loans drove the decrease in the quantitative calculation of the allowance for credit losses in the first quarter. This decrease in the quantitative component of the allowance for credit losses was partially offset by increases in the qualitative component which is based on management’s assessment of various qualitative factors such as economic conditions and collateral dependency. The increases in the qualitative component was primarily related to certain loan portfolios which may react more slowly to the improvements in the general economic conditions, such as hotels, retail, or office properties. These sectors may see a slower economic recovery to pre-pandemic levels due to changes in consumer behavior such as less business travel due to more virtual meetings, more online shopping versus in person shopping, or the potential for more permanent shifts to remote working or hybrid working models. Additionally, small businesses in these sectors may face greater challenges once debt relief and PPP funding is exhausted.
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

The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	March 31,	December 31,	March 31,
Allowance for Credit Losses Data	2021	2020	2020
	(Dollars in thousands)
Allowance for loan and lease losses	$292,445	$348,181	$221,292
Reserve for unfunded loan commitments	90,571	85,571	53,571
Total allowance for credit losses	$383,016	$433,752	$274,863

Allowance for loan and lease losses to loans and leases held for investment	1.54%	1.82%	1.12%
Allowance for loan and lease losses to loans and leases held for investment, excluding PPP loans	1.63%	1.93%	1.12%
Allowance for credit losses to loans and leases held for investment	2.02%	2.27%	1.39%
Allowance for credit losses to loans and leases held for investment, excluding PPP loans	2.14%	2.41%	1.39%
Allowance for credit losses to nonaccrual loans and leases held for investment	566.2%	475.8%	287.5%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Roll Forward	2021	2020	2020
	(Dollars in thousands)
Balance, beginning of period	$433,752	$442,537	$174,646
Cumulative effect of change in accounting
principle - CECL, as of January 1, 2020:
Allowance for loan and lease losses	—	—	3,617
Reserve for unfunded loan commitments	—	—	3,710
Total cumulative effect	—	—	7,327
Provision for credit losses:
(Reduction in) addition to allowance for loan and lease losses	(53,000)	21,000	98,000
Addition to (reduction in) reserve for unfunded
loan commitments	5,000	(11,000)	14,000
Total provision for credit losses	(48,000)	10,000	112,000
Loans and leases charged off:
Real estate mortgage	(368)	(4,453)	(500)
Real estate construction and land	(700)	—	—
Commercial	(2,574)	(15,768)	(19,232)
Consumer	(346)	(93)	(473)
Total loans and leases charged off	(3,988)	(20,314)	(20,205)
Recoveries on loans charged off:
Real estate mortgage	545	257	124
Real estate construction and land	—	—	—
Commercial	697	1,119	955
Consumer	10	153	16
Total recoveries on loans charged off	1,252	1,529	1,095
Net charge-offs	(2,736)	(18,785)	(19,110)
Balance, end of period	$383,016	$433,752	$274,863

Annualized net charge-offs to average loans and leases	0.06%	0.40%	0.40%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Charge-offs	2021	2020	2020
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—
Hotel	343	422	—
SBA program	25	489	198
Other commercial real estate	—	3,260	127
Total commercial real estate mortgage	368	4,171	325
Income producing and other residential	—	—	—
Other residential real estate	—	282	175
Total income producing and other residential
real estate mortgage	—	282	175
Total real estate mortgage	368	4,453	500
Real estate construction and land:
Commercial	700	—	—
Residential	—	—	—
Total real estate construction and land	700	—	—
Commercial:
Lender finance	—	—	—
Equipment finance	—	—	11,550
Premium finance	—	—	—
Other asset-based	—	—	—
Total asset-based	—	—	11,550
Equity fund loans	—	—	—
Venture lending	620	1	343
Total venture capital	620	1	343
Paycheck Protection Program	—	—	—
Security monitoring	—	15,573	6,056
Secured business loans	47	—	—
Other lending	1,907	194	1,283
Total other commercial	1,954	15,767	7,339
Total commercial	2,574	15,768	19,232
Consumer	346	93	473
Total charge-offs	$3,988	$20,314	$20,205

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Recoveries	2021	2020	2020
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—
Hotel	—	—	—
SBA program	17	15	107
Other commercial real estate	524	3	12
Total commercial real estate mortgage	541	18	119
Income producing and other residential	—	—	—
Other residential real estate	4	239	5
Total income producing and other
residential real estate mortgage	4	239	5
Total real estate mortgage	545	257	124
Real estate construction and land:
Commercial	—	—	—
Residential	—	—	—
Total real estate construction and land	—	—	—
Commercial:
Lender finance	—	—	—
Equipment finance	107	17	230
Premium finance	—	—	—
Other asset-based	161	98	135
Total asset-based	268	115	365
Equity fund loans	—	—	—
Venture lending	57	358	185
Total venture capital	57	358	185
Paycheck Protection Program	—	—	—
Security monitoring	—	123	—
Secured business loans	126	101	78
Other lending	246	422	327
Total other commercial	372	646	405
Total commercial	697	1,119	955
Consumer	10	153	16
Total recoveries	$1,252	$1,529	$1,095

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	March 31, 2021		December 31, 2020
		% of		% of
Deposit Composition	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$11,017,462	39%	$9,193,827	37%
Interest checking	6,862,398	25%	5,974,910	24%
Money market	7,112,610	25%	6,532,917	26%
Savings	583,878	2%	562,826	2%
Total core deposits	25,576,348	91%	22,264,480	89%
Non-core non-maturity deposits	1,162,590	4%	1,149,467	5%
Total non-maturity deposits	26,738,938	95%	23,413,947	94%
Time deposits $250,000 and under	940,340	3%	994,197	4%
Time deposits over $250,000	544,013	2%	532,573	2%
Total time deposits	1,484,353	5%	1,526,770	6%
Total deposits	$28,223,291	100%	$24,940,717	100%
During the first quarter of 2021, total deposits increased by $3.3 billion to $28.2 billion, due primarily to an increase of $3.3 billion in core deposits. The increase in core deposits in the first quarter of 2021 was driven by continued strong deposit growth from our venture banking customers. At March 31, 2021, core deposits totaled $25.6 billion, or 91% of total deposits, including $11.0 billion of noninterest-bearing demand deposits, or 39% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
March 31, 2021	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$220,440	$123,004	$343,444
Due in over three months through six months	188,105	78,856	266,961
Due in over six months through twelve months	264,046	303,182	567,228
Total due within twelve months	672,591	505,042	1,177,633
Due in over 12 months through 24 months	98,622	36,228	134,850
Due in over 24 months	169,127	2,743	171,870
Total	$940,340	$544,013	$1,484,353
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At March 31, 2021, total off-balance sheet client investment funds were $1.4 billion, of which $0.9 billion was managed by PWAM. At December 31, 2020, total off-balance sheet client investment funds were $1.3 billion, of which $1.0 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$67,652	$91,163	$95,602
Foreclosed assets, net	14,298	14,027	1,701
Total nonperforming assets	$81,950	$105,190	$97,303

Performing TDRs held for investment	$27,999	$14,254	$8,978
Classified loans and leases held for investment	$163,117	$265,262	$147,705
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.36%	0.48%	0.48%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.43%	0.55%	0.49%
Classified loans and leases held for investment
to loans and leases held for investment	0.86%	1.39%	0.75%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	March 31, 2021		December 31, 2020		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(Dollars in thousands)
Real estate mortgage:
Commercial	$46,436	$5	$43,731	$3,636	$2,705	$(3,631)
Income producing and other residential	2,471	6,339	1,826	600	645	5,739
Total real estate mortgage	48,907	6,344	45,557	4,236	3,350	2,108
Real estate construction and land:
Commercial	302	—	315	—	(13)	—
Residential	416	1,241	—	759	416	482
Total real estate construction and land	718	1,241	315	759	403	482
Commercial:
Asset-based	2,379	—	2,679	—	(300)	—
Venture capital	2,432	6,750	1,980	540	452	6,210
Other commercial	12,660	1,251	40,243	2,078	(27,583)	(827)
Total commercial	17,471	8,001	44,902	2,618	(27,431)	5,383
Consumer	556	954	389	1,260	167	(306)
Total held for investment	$67,652	$16,540	$91,163	$8,873	$(23,511)	$7,667

During the first quarter of 2021, nonaccrual loan and leases held for investment decreased by $23.5 million to $67.7 million at March 31, 2021 due mainly to the transfer of one security monitoring loan to loans held for sale of $25.6 million, charge-offs of $2.5 million, and principal payments and other reductions of $5.4 million, offset partially by additions of $10.6 million. As of March 31, 2021, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $31.4 million and represented 46% of total nonaccrual loans and leases.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	March 31,	December 31,	March 31,
Property Type	2021	2020	2020
	(In thousands)
Commercial real estate	$13,612	$12,979	$33
Single-family residence	—	—	—
Construction and land development	219	219	219
Total OREO, net	13,831	13,198	252
Other foreclosed assets	467	829	1,449
Total foreclosed assets, net	$14,298	$14,027	$1,701
During the first quarter of 2021, foreclosed assets increased by $0.3 million to $14.3 million at March 31, 2021 due mainly to additions of $0.6 million, offset partially sales of $0.4 million.
Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	March 31, 2021		December 31, 2020
		Number		Number
		of		of
Performing TDRs	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$6,584	20	$6,631	20
Real estate construction and land	1,445	1	1,451	1
Commercial	19,944	23	6,146	21
Consumer	26	1	26	1
Total performing TDRs held for investment	$27,999	45	$14,254	43
During the first quarter of 2021, performing TDRs held for investment increased by $13.7 million to $28.0 million at March 31, 2021 attributable primarily to the addition of a $13.9 million security monitoring loan, offset by principal payments and other reductions of $0.1 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	March 31,	December 31,	March 31,
Loan and Lease Credit Risk Ratings	2021	2020	2020
	(Dollars in thousands)
Pass	$18,183,114	$18,096,830	$18,698,942
Special mention	632,997	721,285	898,658
Classified	163,117	265,262	147,705
Total loans and leases held for investment, net of deferred fees	$18,979,228	$19,083,377	$19,745,305
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
During the first quarter of 2021, classified loans and leases decreased by $102.1 million to $163.1 million at March 31, 2021 due mostly to decreases of $46.0 million in other commercial loans, $42.3 million in commercial real estate construction and land loans, and $14.1 million in commercial real estate mortgage loans. Classified loans and leases peaked in the second quarter of 2020 at $293.2 million.
During the first quarter of 2021, special mention loans and leases decreased by $88.3 million to $633.0 million at March 31, 2021 due mainly to decreases of $40.8 million in commercial real estate construction and land loans, $28.7 million in venture capital loans, and $11.2 million in asset-based loans. Special mention loans and leases peaked in the first quarter of 2020 at $898.7 million, as we proactively downgraded certain loans at the onset of the COVID-19 pandemic.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	March 31, 2021		December 31, 2020		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$77,444	$254,463	$91,543	$262,462	$(14,099)	$(7,999)
Income producing and other residential	9,064	63,231	8,767	61,384	297	1,847
Total real estate mortgage	86,508	317,694	100,310	323,846	(13,802)	(6,152)
Real estate construction and land:
Commercial	302	66,790	42,558	107,592	(42,256)	(40,802)
Residential	416	602	—	759	416	(157)
Total real estate construction and land	718	67,392	42,558	108,351	(41,840)	(40,959)
Commercial:
Asset-based	24,941	142,122	27,867	153,301	(2,926)	(11,179)
Venture capital	8,727	89,423	6,508	118,125	2,219	(28,702)
Other commercial	41,597	13,535	87,557	14,930	(45,960)	(1,395)
Total commercial	75,265	245,080	121,932	286,356	(46,667)	(41,276)
Consumer	626	2,831	462	2,732	164	99
Total	$163,117	$632,997	$265,262	$721,285	$(102,145)	$(88,288)

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At March 31, 2021, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity tier 1, tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At March 31, 2021, the Company and Bank were in compliance with the capital conservation buffer requirement.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the March 31, 2021 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years from 2023 to 2025. The add-back as of March 31, 2021 ranged from 17 basis points to 22 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
March 31, 2021
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	7.95%	4.00%	4.00%	N/A
CET1 capital ratio	10.39%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.39%	6.00%	8.50%	N/A
Total capital ratio	13.60%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 leverage capital ratio	8.83%	4.00%	4.00%	5.00%
CET1 capital ratio	11.54%	4.50%	7.00%	6.50%
Tier 1 capital ratio	11.54%	6.00%	8.50%	8.00%
Total capital ratio	12.80%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
December 31, 2020
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	8.55%	4.00%	4.00%	N/A
CET1 capital ratio	10.53%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.53%	6.00%	8.50%	N/A
Total capital ratio	13.76%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 leverage capital ratio	9.53%	4.00%	4.00%	5.00%
CET1 capital ratio	11.73%	4.50%	7.00%	6.50%
Tier 1 capital ratio	11.73%	6.00%	8.50%	8.00%
Total capital ratio	12.99%	8.00%	10.50%	10.00%
Subordinated Debentures
We issued or assumed through mergers subordinated debentures to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. The carrying value of subordinated debentures totaled $465.8 million at March 31, 2021. At March 31, 2021, none of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $451.8 million were included in Tier II capital.
Dividends on Common Stock and Interest on Subordinated Debentures
As a bank holding company, PacWest is required to notify and receive approval from the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made on subordinated debentures are considered dividend payments under FRB regulations. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. Given the impact of the goodwill impairment charge on net earnings in the first quarter of 2020, we were required to receive approval from the FRB prior to declaring a dividend from March 31, 2020 through March 31, 2021, but are no longer required to obtain such approval.
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

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $3.5 billion at March 31, 2021, of which all but $5.0 million was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $5.0 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $1.4 billion at March 31, 2021, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $1.8 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of March 31, 2021, there was no balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2021, the Bank had borrowed nothing through the AFX.
    The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2021	2020
	(Dollars in thousands)
Cash and due from banks	$177,199	$150,464
Interest-earning deposits in financial institutions	5,517,667	3,010,197
Securities available-for-sale	5,941,690	5,235,591
Less: pledged securities	(488,047)	(449,330)
Total primary liquidity	$11,148,509	$7,946,922

Ratio of primary liquidity to total deposits	39.5%	31.9%

Secondary Liquidity - Off-Balance Sheet	March 31,	December 31,
Available Secured Borrowing Capacity	2021	2020
	(In thousands)
Secured borrowing capacity with the FHLB	$3,459,294	$3,330,715
Less: secured advances outstanding	(5,000)	(5,000)
Available secured borrowing capacity with the FHLB	3,454,294	3,325,715
Available secured borrowing capacity with the FRBSF	1,413,182	1,409,452
Total secondary liquidity	$4,867,476	$4,735,167
During the three months ended March 31, 2021, the Company's primary liquidity increased by $3.2 billion to $11.1 billion at March 31, 2021 due mainly to a $2.5 billion increase in interest-earning deposits in financial institutions and a $706.1 million increase in securities available-for-sale. During the first quarter of 2021, the Company's secondary liquidity increased by $132.3 million to $4.9 billion at March 31, 2021 due primarily to a $128.6 million increase in secured borrowing capacity with the FHLB attributable to an increase in pledged loans.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At March 31, 2021, core deposits totaled $25.6 billion and represented 91% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.

Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2021, brokered deposits totaled $1.4 billion, consisting primarily of $1.2 billion of non-maturity brokered accounts and $196.7 million of brokered time deposits. At December 31, 2020, brokered deposits totaled $1.3 billion, consisting mainly of $1.1 billion of non-maturity brokered accounts and $195.7 million of brokered time deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. At March 31, 2021, the Bank was in compliance with all established liquidity guidelines.
Holding Company Liquidity
PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and PacWest's ability to raise capital, issue subordinated debt, and secure outside borrowings. PacWest's ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. PacWest's ability to pay dividends is also subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debentures. Approval by the FRB is required prior to our declaring and paying a cash dividend during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. PacWest may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends. Due to the impact of the goodwill impairment charge on net earnings in the first quarter of 2020, we were required to receive approval from the FRB, as described above, prior to declaring a dividend, for the period of March 31, 2020 to March 31, 2021, but are no longer required to obtain such approval.
Dividends paid by California state-chartered banks are regulated by the FDIC for non-member banks and the DFPI under their general supervisory authority. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank had a net loss of $256.7 million during the three fiscal years of 2020, 2019, and 2018, compared to dividends of $1.3 billion paid by the Bank during that same period. During the three months ended March 31, 2021, PacWest received $33.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $1.8 billion at March 31, 2021, for the foreseeable future any dividends from the Bank to PacWest will continue to require DFPI and FDIC approval consistent with what has been required since 2008 when Bank first had an accumulated deficit triggered by goodwill impairment write-downs during the financial crisis of 2007-2008.
At March 31, 2021, PacWest had $135.2 million in cash and cash equivalents, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.

Stock Repurchase Programs
On February 12, 2020, PacWest's Board authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million, effective February 29, 2020. No shares were repurchased under the new Stock Repurchase Program prior to expiration on February 28, 2021.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
March 31, 2021	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits	$1,177,633	$198,053	$108,460	$207	$1,484,353
Short-term borrowings	19,750	—	—	—	19,750
Long-term debt obligations (1)	—	—	—	542,022	542,022
Contractual interest (2)	2,410	1,700	1,926	6	6,042
Operating lease obligations	35,165	58,269	31,540	26,162	151,136
Other contractual obligations	85,721	89,077	10,722	23,068	208,588
Total	$1,320,679	$347,099	$152,648	$591,465	$2,411,891
_______________________________________
(1)    Excludes purchase accounting fair value adjustments.
(2)    Excludes interest on subordinated debentures as these instruments are variable rate.
Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 10. Borrowings and Subordinated Debentures, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Form 10-K. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, and commitments under deferred compensation arrangements.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At March 31, 2021, our loan commitments and standby letters of credit were $8.1 billion and $312.6 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 12. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of March 31, 2021, the U.S. Dollar notional amounts of subordinated debentures payable denominated in foreign currencies was $30.2 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures was $28.5 million. We recognized a foreign currency translation net gain of $358,000 for the three months ended March 31, 2021 and a foreign currency translation net loss of $230,000 for the three months ended March 31, 2020.
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
We evaluated the results of our NII simulation model and MVE model prepared as of March 31, 2021, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2021. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at March 31, 2021. In order to arrive at the base case, we extend our balance sheet at March 31, 2021 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2021. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate that are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of March 31, 2021 assumes interest-bearing deposits reprice at 28% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
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

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
March 31, 2021	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,288.3	24.5%	4.34%	0.86%
Up 200 basis points	$1,188.1	14.9%	4.00%	0.52%
Up 100 basis points	$1,100.6	6.4%	3.71%	0.23%
BASE CASE	$1,034.4	—	3.48%	—
Down 25 basis points	$1,025.1	(0.9)%	3.45%	(0.03)%
Down 50 basis points	$1,021.7	(1.2)%	3.44%	(0.04)%
Down 100 basis points	$1,018.3	(1.6)%	3.43%	(0.05)%

During the first quarter of 2021, total base case year 1 tax equivalent NII increased by $10.2 million to $1.0 billion at March 31, 2021, and the base case tax equivalent NIM decreased to 3.48% from 3.87%. The increase in year 1 NII compared to December 31, 2020 NII was attributable to balance sheet growth (interest-earning deposits in financial institutions and investment securities), offset partially by lower yields on earning assets. The tax equivalent NIM decreased due to the increase in the balance of low yielding interest-earning deposits in financial institutions during the first quarter of 2021.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Bear Flattener Severe” scenario, when short-term rates increase faster than long-term rates. In the “Bear Flattener Severe” scenario, Year 1 tax equivalent NII increases by 5.1%. Because of the low level of market interest rates and the assumption that market rates contain a 0% floor, the ad hoc scenarios that assume decreasing interest rates do not differ materially from the base case scenario.

At March 31, 2021, we had $19.1 billion of total loans that included $10.7 billion with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $8.8 billion, or 82%, contained interest rate floor provisions, which included $8.7 billion of loans with "in-the-money" floors, meaning the loan coupon will not adjust down if there are future decreases to the index interest rate. The following table summarizes the estimated balance of loans with "in-the-money" floors for the indicated increases in interest rates:

March 31, 2021
Total Amount of
Loans With
Basis Points of	"In-the-Money"
Rate Increases	Loan Floors
(Dollars in millions)
50 bps	$6,272
100 bps	$4,172
150 bps	$2,786
200 bps	$1,035
250 bps	$61
At March 31, 2021, we also had $3.0 billion of variable-rate hybrid loans that do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $135.0 million, $503.8 million, and $970.0 million in the next one, two, and three years.
LIBOR is expected to be phased out after 2021, as such the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR.  The business processes impacted relate primarily to our variable-rate loans and our subordinated debentures, both of which are indexed to LIBOR. For further information, see Item 1A. "Risk Factors" of our Form 10-K.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at March 31, 2021.

The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
March 31, 2021	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$6,882.2	$882.9	14.7%	20.9%	188.3%
Up 200 basis points	$6,618.0	$618.7	10.3%	20.1%	181.1%
Up 100 basis points	$6,322.8	$323.4	5.4%	19.2%	173.0%
BASE CASE	$5,999.4	$—	—%	18.3%	164.2%
Down 50 basis points	$5,813.3	$(186.0)	(3.1)%	17.7%	159.1%
Down 100 basis points	$5,658.8	$(340.5)	(5.7)%	17.2%	154.9%
During the first quarter of 2021, total base case projected market value of equity increased by $269.6 million to $6.0 billion. This increase in base case projected MVE was due mostly to: (1) a $153.9 million decrease in the mark-to-market adjustment for total deposits from the higher market interest rates used for the deposit valuation; (2) a $55.3 million increase in the mark-to-market adjustment for loans and leases due to the impact of lower credit spreads used for calculating the valuation; and (3) a $59.2 million increase in the book value of stockholders' equity due mainly to $150.4 million of net earnings, offset partially by a $66.1 million decrease in accumulated other comprehensive income and $29.6 million of cash dividends paid.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 12. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited) is incorporated herein by reference.
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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2020. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this quarterly report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the first quarter of 2021:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
(In thousands)
January 1 - January 31, 2021	—	$—	—	$200,000
February 1 - February 28, 2021	52,655	$36.24	—	$—
March 1 - March 31, 2021	—	$—	—	$—
Total	52,655	$36.24	—
__________________________
(1)    Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards, and shares repurchased pursuant to the Company's publicly announced Stock Repurchase Program, described in (2) below.
(2)    On February 12, 2020, PacWest's Board authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million, effective February 29, 2020. No shares were repurchased under the new Stock Repurchase Program prior to expiration on February 28, 2021.

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Purchase and Assumption Agreement, dated March 31, 2021, between Pacific Western Bank and MUFG Union Bank, N.A. (Exhibit 2.1 to Form 8-K filed on April 1, 2021 and incorporated herein by this reference).*

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

3.3	Second Amended and Restated Bylaws of PacWest Bancorp, a Delaware Corporation, dated October 25, 2019 (Exhibit 3.5 to Form 8-K filed on October 29, 2019 and incorporated herein by this reference).
4.1	Description of Registered Securities (Exhibit 4.2 to Form 10-K filed on February 28, 2020 and incorporated herein by this reference).
10.1	PacWest Bancorp 2017 Stock Incentive Plan, as amended, dated May 15, 2017 (Exhibit 10.1 to Form S-8 filed on May 15, 2017 and incorporated herein by this reference).
10.2	Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan (Exhibit 10.2 to Form 8-K filed on May 18, 2017 and incorporated herein by reference).
10.3	Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan (Exhibit 10.3 to Form 8-K filed on May 18, 2017 and incorporated herein by reference).
10.4
Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan, as amended (Exhibit 10.7 to Form 10-Q filed on August 8, 2019 and incorporated herein by this reference).

10.5
Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2017 Stock Incentive Plan, as amended (Exhibit 10.8 for Form 10-Q filed on August 8, 2019 and incorporated herein by this reference).

10.6	2018 Executive Incentive Plan, as amended and restated February 14, 2018 (Exhibit 10.1 to Form 8-K filed on February 16, 2018 and incorporated herein by this reference).
10.7	Indemnification Agreement applicable to the directors and executive officers of the Company (Exhibit 10.10 to Form 10-K filed on February 28, 2020 and incorporated herein by this reference).
10.8	PacWest Bancorp Change in Control Severance Plan, dated February 12, 2020 (Exhibit 10.1 to Form 8-K filed on February 14, 2020 and incorporated herein by this reference).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).

Exhibit Number	Description
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i)  the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii)  the Condensed Consolidated Statements of Earnings (Loss) for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, (iii)  the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, (iv)    the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v)   the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	Cover page of PacWest Bancorp’s Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101.
* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	May 7, 2021	/s/ Bart R. Olson
Bart R. Olson
Chief Financial Officer and Principal Financial Officer