Form 10-Q
period 2021-06-30
PACWEST BANCORP
filed 2021-08-06
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of July 30, 2021, there were 117,213,554 shares of the registrant's common stock outstanding, excluding 2,334,433 shares of unvested restricted stock.

PACWEST BANCORP
JUNE 30, 2021 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRB	Board of Governors of the Federal Reserve System
AFX	American Financial Exchange	FRBSF	Federal Reserve Bank of San Francisco
ALLL	Allowance for Loan and Lease Losses	GDP	Gross Domestic Product
ALM	Asset Liability Management	IPO	Initial Public Offering
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	LIBOR	London Inter-bank Offered Rate
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIHTC	Low Income Housing Tax Credit
BHCA	Bank Holding Company Act of 1956, as amended	MBS	Mortgage-Backed Securities
BOLI	Bank Owned Life Insurance	MVE	Market Value of Equity
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net Asset Value
CDI	Core Deposit Intangible Assets	NII	Net Interest Income
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
CET1	Common Equity Tier 1	NSF	Non-Sufficient Funds
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	OREO	Other Real Estate Owned
CMBS	Commercial Mortgage-Backed Securities	PD/LGD	Probability of Default/Loss Given Default
CMOs	Collateralized Mortgage Obligations	PPP	Paycheck Protection Program
COVID-19	Coronavirus Disease	PRSUs	Performance-Based Restricted Stock Units
CPI	Consumer Price Index	PWAM	Pacific Western Asset Management Inc.
CRA	Community Reinvestment Act	ROU	Right-of-use
CRE	Commercial Real Estate	SBA	Small Business Administration
CRI	Customer Relationship Intangible Assets	SBIC	Small Business Investment Company
DFPI	California Department of Financial Protection and Innovation	SEC	Securities and Exchange Commission
DTAs	Deferred Tax Assets	SOFR	Secured Overnight Financing Rate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
EAD	Exposure at Default	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	TDRs	Troubled Debt Restructurings
FASB	Financial Accounting Standards Board	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$179,505	$150,464
Interest-earning deposits in financial institutions	5,678,587	3,010,197
Total cash, cash equivalents, and restricted cash	5,858,092	3,160,661
Securities available-for-sale, at fair value	7,198,608	5,235,591
Federal Home Loan Bank stock, at cost	17,250	17,250
Total investment securities	7,215,858	5,252,841
Loans held for sale	—	—
Gross loans and leases held for investment	19,580,731	19,153,357
Deferred fees, net	(74,474)	(69,980)
Allowance for loan and lease losses	(225,600)	(348,181)
Total loans and leases held for investment, net	19,280,657	18,735,196
Equipment leased to others under operating leases	313,574	333,846
Premises and equipment, net	39,541	39,234
Foreclosed assets, net	13,227	14,027
Goodwill	1,204,118	1,078,670
Core deposit and customer relationship intangibles, net	18,423	23,641
Other assets	924,497	860,326
Total assets	$34,867,987	$29,498,442

LIABILITIES:
Noninterest-bearing deposits	$11,252,286	$9,193,827
Interest-bearing deposits	18,394,748	15,746,890
Total deposits	29,647,034	24,940,717
Borrowings	6,625	5,000
Subordinated debt	861,788	465,812
Accrued interest payable and other liabilities	505,859	491,962
Total liabilities	31,021,306	25,903,491

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at June 30, 2021 and
December 31, 2020; 122,066,549 and 120,736,834 shares issued, respectively, includes
2,341,548 and 1,608,126 shares of unvested restricted stock, respectively)	1,221	1,207
Additional paid-in capital	3,056,522	3,100,633
Retained earnings	740,309	409,391
Treasury stock, at cost (2,511,447 and 2,321,981 shares at June 30, 2021 and
December 31, 2020)	(96,887)	(88,803)
Accumulated other comprehensive income, net	145,516	172,523
Total stockholders' equity	3,846,681	3,594,951
Total liabilities and stockholders' equity	$34,867,987	$29,498,442
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2021	2021	2020	2021	2020
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$244,529	$241,544	$247,851	$486,073	$510,129
Investment securities	33,954	30,265	26,038	64,219	53,484
Deposits in financial institutions	2,022	1,528	186	3,550	1,794
Total interest income	280,505	273,337	274,075	553,842	565,407
Interest expense:
Deposits	7,269	7,500	13,075	14,769	41,322
Borrowings	265	193	1,319	458	8,097
Subordinated debt	6,663	4,375	5,402	11,038	11,962
Total interest expense	14,197	12,068	19,796	26,265	61,381
Net interest income	266,308	261,269	254,279	527,577	504,026
Provision for credit losses	(88,000)	(48,000)	120,000	(136,000)	232,000
Net interest income after provision for credit losses	354,308	309,269	134,279	663,577	272,026
Noninterest income:
Leased equipment income	10,847	11,354	12,037	22,201	24,288
Other commissions and fees	10,704	9,158	10,111	19,862	19,832
Service charges on deposit accounts	3,452	2,934	2,004	6,386	4,662
Gain on sale of loans and leases	1,422	139	346	1,561	433
Gain on sale of securities	—	101	7,715	101	7,897
Other income	13,946	21,143	6,645	35,089	10,846
Total noninterest income	40,371	44,829	38,858	85,200	67,958
Noninterest expense:
Compensation	90,807	79,882	61,910	170,689	123,192
Occupancy	14,784	14,054	14,494	28,838	28,701
Leased equipment depreciation	8,614	8,969	7,102	17,583	14,307
Data processing	7,758	6,957	7,102	14,715	13,556
Other professional services	5,256	5,126	4,146	10,382	8,404
Insurance and assessments	3,745	4,903	9,373	8,648	13,622
Customer related expense	4,973	4,818	4,408	9,791	8,340
Loan expense	4,031	3,193	3,379	7,224	6,029
Intangible asset amortization	2,889	3,079	3,882	5,968	7,830
Acquisition, integration and reorganization costs	200	3,425	—	3,625	—
Foreclosed assets (income) expense, net	(119)	1	(146)	(118)	(80)
Goodwill impairment	—	—	—	—	1,470,000
Other expense	8,812	15,729	11,315	24,541	21,034
Total noninterest expense	151,750	150,136	126,965	301,886	1,714,935
Earnings (loss) before income taxes	242,929	203,962	46,172	446,891	(1,374,951)
Income tax expense	62,417	53,556	12,968	115,973	24,956
Net earnings (loss)	$180,512	$150,406	$33,204	$330,918	$(1,399,907)

Earnings (loss) per share:
Basic	$1.52	$1.27	$0.28	$2.78	$(11.98)
Diluted	$1.52	$1.27	$0.28	$2.78	$(11.98)
See Notes to Condensed Consolidated Financial Statements.

` PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2021	2021	2020	2021	2020
	(Unaudited)
	(In thousands)
Net earnings (loss)	$180,512	$150,406	$33,204	$330,918	$(1,399,907)
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	54,076	(91,523)	82,780	(37,447)	99,963
Income tax (expense) benefit related to net unrealized
holding gains (losses) arising during the period	(14,941)	25,454	(23,095)	10,513	(27,889)
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	39,135	(66,069)	59,685	(26,934)	72,074
Reclassification adjustment for net gains
included in net earnings (1)	—	(101)	(7,715)	(101)	(7,897)
Income tax expense related to reclassification
adjustment	—	28	2,152	28	2,203
Reclassification adjustment for net gains
included in net earnings, net of tax	—	(73)	(5,563)	(73)	(5,694)
Other comprehensive income (loss), net of tax	39,135	(66,142)	54,122	(27,007)	66,380
Comprehensive income (loss)	$219,647	$84,264	$87,326	$303,911	$(1,333,527)
___________________________________
(1)    Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings (Loss).
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2021
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2020	118,414,853	$1,207	$3,100,633	$409,391	$(88,803)	$172,523	$3,594,951
Net earnings	—	—	—	150,406	—	—	150,406
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(66,142)	(66,142)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	743,444	8	6,409	—	—	—	6,417
Restricted stock surrendered	(52,655)	—	—	—	(1,908)	—	(1,908)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,587)	—	—	—	(29,587)
Balance, March 31, 2021	119,105,642	$1,215	$3,077,455	$559,797	$(90,711)	$106,381	$3,654,137
Net earnings	—	—	—	180,512	—	—	180,512
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	39,135	39,135
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	586,271	6	8,983	—	—	—	8,989
Restricted stock surrendered	(136,811)	—	—	—	(6,176)	—	(6,176)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,916)	—	—	—	(29,916)
Balance, June 30, 2021	119,555,102	$1,221	$3,056,522	$740,309	$(96,887)	$145,516	$3,846,681

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

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2021	2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$330,918	$(1,399,907)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	—	1,470,000
Depreciation and amortization	25,564	22,124
Amortization of net premiums on securities available-for-sale	16,561	5,591
Amortization of intangible assets	5,968	7,830
Amortization of operating lease ROU assets	15,215	14,662
Provision for credit losses	(136,000)	232,000
Gain on sale of foreclosed assets	(214)	(112)
Provision for losses on foreclosed assets	14	110
Gain on sale of loans and leases	(1,561)	(433)
(Gain) loss on sale of premises and equipment	(58)	187
Gain on sale of securities	(101)	(7,897)
Gain on BOLI death benefit	(51)	—
Unrealized (gain) loss on derivatives and foreign currencies, net	(995)	564
Earned stock compensation	15,406	12,783
Decrease in other assets	22,808	8,393
Decrease in accrued interest payable and other liabilities	(62,869)	(91,873)
Net cash provided by operating activities	230,605	274,022

Cash flows from investing activities:
Cash paid for acquisition, net	(123,090)	—
Net increase in loans and leases	(477,874)	(887,247)
Proceeds from sales of loans and leases	126,366	3,522
Proceeds from maturities and paydowns of securities available-for-sale	435,761	170,245
Proceeds from sales of securities available-for-sale	44,652	144,997
Purchases of securities available-for-sale	(2,497,439)	(274,824)
Net purchases of Federal Home Loan Bank stock	—	23,674
Proceeds from sales of foreclosed assets	1,647	769
Purchases of premises and equipment, net	(4,547)	(9,772)
Proceeds from sales of premises and equipment	95	2
Proceeds from BOLI death benefit	1,188	761
Net decrease in equipment leased to others under operating leases	12,953	15,147
Net cash used in investing activities	(2,480,288)	(812,726)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	2,021,120	1,387,698
Net increase in interest-bearing deposits	2,647,858	2,309,298
Net decrease in borrowings	(48,585)	(1,699,008)
Proceeds from subordinated notes offering	394,308	—
Common stock repurchased and restricted stock surrendered	(8,084)	(75,061)
Cash dividends paid	(59,503)	(100,711)
Net cash provided by financing activities	4,947,114	1,822,216

Net increase in cash, cash equivalents, and restricted cash	2,697,431	1,283,512
Cash, cash equivalents, and restricted cash, beginning of period	3,160,661	637,624
Cash, cash equivalents, and restricted cash, end of period	$5,858,092	$1,921,136

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2021	2020
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$24,683	$68,390
Cash paid for income taxes	74,147	3,850
Loans transferred to foreclosed assets	647	1,776
Transfers from loans held for investment to loans held for sale	25,554	—

Effective February 1, 2021, the Company acquired Civic
in a transaction summarized as follows:
Fair value of assets acquired	$307,997	—
Cash paid	(160,420)	—
Liabilities assumed	$147,577	—
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. In our loan and allowance tables, we realigned our venture capital subclasses to better reflect and report our lending. Prior to the realignment, our venture capital subclasses were: (1) equity fund loans, (2) early stage, (3) expansion stage, and (4) late stage. After the realignment, our venture capital subclasses are: (1) equity fund loans and (2) venture lending (which includes early stage, expansion stage, and late stage). Additionally, we realigned our other commercial subclasses by moving our cash flow subclass into the other lending subclass. All of the loan and allowance tables, both current period and prior periods, reflect these realignments. In our securities available-for-sale tables, we are presenting a new line for private label commercial MBS, which had previously been included with the asset-backed securities line. All of the securities available-for-sale tables, both current period and prior periods, reflect this new presentation.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. ACQUISITIONS
The following assets acquired and liabilities assumed, both tangible and intangible, of the acquired entity are presented at estimated fair value as of the acquisition date:

Acquisition and
Date Acquired
Civic Financial
Services
February 1, 2021
(In thousands)
Assets Acquired:
Cash and due from banks	$37,331
Loans and leases	67,294
Premises and equipment	1,197
Goodwill	125,448
Customer relationship intangible	750
Other assets	75,977
Total assets acquired	$307,997

Liabilities Assumed:
Noninterest-bearing demand deposits	$37,339
Borrowings	50,210
Accrued interest payable and other liabilities	60,028
Total liabilities assumed	$147,577

Total consideration - paid in cash	$160,420
Acquisition of Civic
On February 1, 2021, the Bank completed the acquisition of Civic in an all-cash transaction. Civic, located in Redondo Beach, California, is one of the leading lenders in the United States specializing in residential non-owner-occupied investment properties. The acquisition of Civic advances the Bank’s strategy to diversify and expand its lending portfolio, diversify its revenue streams, and deploy excess liquidity into higher-yielding assets. Civic operates as a subsidiary of the Bank and at June 30, 2021 had $662.1 million of loans outstanding. The loans are categorized as either income producing and other residential real estate mortgage or residential real estate construction and land based on their purpose.
The Civic acquisition has been accounted for under the acquisition method of accounting. We acquired $308.0 million of assets and assumed $147.6 million of liabilities upon closing of the acquisition. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The application of the acquisition method of accounting resulted in the recognition of goodwill of $125.4 million. All of the recognized goodwill is expected to be deductible for tax purposes.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Homeowners Association Services Division Acquisition Announcement
On April 1, 2021, PacWest announced that the Bank entered into a definitive agreement to acquire MUFG Union Bank, N.A.’s (“Union Bank”) Homeowners Association (“HOA”) Services Division. The Bank will acquire certain assets and assume certain liabilities related to the HOA Services Division for a premium of 5.9% on deposits plus the net book values of certain assumed assets and liabilities for aggregate cash consideration of approximately $250 million. The final amount of consideration to be paid will be based on balances at closing, which is expected to occur in the fourth quarter of 2021 subject to customary closing conditions.
The HOA Services Division provides a full range of banking services to community HOA management companies and their homeowners associations. This acquisition will significantly expand the Bank’s existing HOA banking practice, which provides lockbox, electronic receivables processing and other financial services to HOA management companies. This acquisition advances the Bank’s strategy to expand its product offerings to its customers and to diversify its revenue and funding sources. Management believes that the HOA business unit’s high quality, low-cost deposits will diversify the Bank’s existing core deposits and provide an attractive funding source in a rising interest rate environment.
Union Bank’s HOA Services Division is a long-time provider of specialized HOA banking services to a national base of clients with approximately $4 billion in deposits. The existing management team and employees will transition with the HOA Services Division to the Bank in connection with the close of the acquisition.
NOTE 3. RESTRICTED CASH BALANCES
The FRBSF establishes cash reserve requirements that its member banks must maintain based on a percentage of deposit liabilities. On March 26, 2020, the FRBSF reduced the reserve requirement ratios to zero percent. There was no average reserves required to be held at the FRBSF for the six months ended June 30, 2021. The average reserves required to be held at the FRBSF for the six months ended June 30, 2020 was $83.1 million. As of June 30, 2021 and December 31, 2020, we pledged cash collateral for our derivative contracts of $2.0 million and $2.9 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	June 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,735,937	$83,607	$(2,045)	$1,817,499	$1,438,004	$93,631	$(18)	$1,531,617
Agency commercial MBS	1,203,537	56,261	(2,170)	1,257,628	1,207,676	74,238	(37)	1,281,877
Agency residential CMOs	1,108,587	36,736	(2,925)	1,142,398	1,172,166	47,994	(280)	1,219,880
U.S. Treasury securities	873,480	4,266	(593)	877,153	4,989	313	—	5,302
Agency residential MBS	544,762	11,208	(3,559)	552,411	329,488	12,483	(897)	341,074
Corporate debt securities	496,749	12,457	(498)	508,708	308,803	3,490	(404)	311,889
Collateralized loan obligations	382,935	260	(1,152)	382,043	136,777	23	(924)	135,876
Private label commercial MBS	375,184	3,126	(75)	378,235	81,878	1,089	(10)	82,957
Asset-backed securities	148,965	961	(343)	149,583	166,861	445	(760)	166,546
Private label residential CMOs	93,011	4,141	(230)	96,922	110,891	6,076	(21)	116,946
SBA securities	34,388	1,659	(19)	36,028	39,437	2,217	(27)	41,627
Total	$6,997,535	$214,682	$(13,609)	$7,198,608	$4,996,970	$241,999	$(3,378)	$5,235,591
As of June 30, 2021, securities available-for-sale with a fair value of $490.0 million were pledged as collateral for public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the years indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales of Securities Available-for-Sale	2021	2020	2021	2020
	(In thousands)
Amortized cost of securities sold	$—	$122,334	$44,551	$137,100

Gross realized gains	$—	$7,747	$101	$7,929
Gross realized losses	—	(32)	—	(32)
Net realized gains	$—	$7,715	$101	$7,897

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	June 30, 2021
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Municipal securities	$203,261	$(2,045)	$—	$—	$203,261	$(2,045)
Agency commercial MBS	126,899	(2,170)	—	—	126,899	(2,170)
Agency residential CMOs	125,880	(2,925)	—	—	125,880	(2,925)
U.S. Treasury securities	374,149	(593)	—	—	374,149	(593)
Agency residential MBS	303,546	(3,551)	687	(8)	304,233	(3,559)
Corporate debt securities	57,401	(498)	—	—	57,401	(498)
Collateralized loan obligations	201,170	(995)	43,854	(157)	245,024	(1,152)
Private label commercial MBS	13,476	(67)	2,196	(8)	15,672	(75)
Asset-backed securities	—	—	16,381	(343)	16,381	(343)
Private label residential CMOs	24,957	(216)	624	(14)	25,581	(230)
SBA securities	—	—	1,914	(19)	1,914	(19)
Total	$1,430,739	$(13,060)	$65,656	$(549)	$1,496,395	$(13,609)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Municipal securities	$5,919	$(18)	$—	$—	$5,919	$(18)
Agency commercial MBS	58,408	(37)	—	—	58,408	(37)
Agency residential CMOs	97,863	(280)	—	—	97,863	(280)
Agency residential MBS	90,722	(897)	—	—	90,722	(897)
Asset-backed securities	14,636	(53)	61,031	(707)	75,667	(760)
Corporate debt securities	87,596	(404)	—	—	87,596	(404)
Collateralized loan obligations	96,442	(729)	28,972	(195)	125,414	(924)
Private label commercial MBS	3,058	(10)	—	—	3,058	(10)
Private label residential CMOs	788	(19)	74	(2)	862	(21)
SBA securities	2,127	(27)	—	—	2,127	(27)
Total	$457,559	$(2,474)	$90,077	$(904)	$547,636	$(3,378)
The securities that were in an unrealized loss position at June 30, 2021, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2021
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$27,259	$27,267
Due after one year through five years	579,444	608,063
Due after five years through ten years	2,657,145	2,713,777
Due after ten years	3,733,687	3,849,501
Total securities available-for-sale	$6,997,535	$7,198,608
CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Taxable interest	$25,206	$19,836	$47,176	$41,622
Non-taxable interest	8,493	5,612	16,571	10,841
Dividend income	255	590	472	1,021
Total interest income on investment securities	$33,954	$26,038	$64,219	$53,484

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
	2021	2020
	(In thousands)
Real estate mortgage	$8,420,546	$7,905,193
Real estate construction and land	3,544,890	3,393,145
Commercial	7,249,917	7,534,801
Consumer	365,378	320,218
Total gross loans and leases held for investment	19,580,731	19,153,357
Deferred fees, net	(74,474)	(69,980)
Total loans and leases held for investment, net of deferred fees	19,506,257	19,083,377
Allowance for loan and lease losses	(225,600)	(348,181)
Total loans and leases held for investment, net (1)	$19,280,657	$18,735,196
____________________
(1)    Excludes accrued interest receivable of $73.5 million and $79.7 million at June 30, 2021 and December 31, 2020, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2021
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$445	$2,955	$3,400	$3,788,798	$3,792,198
Income producing and other residential	2,179	4,957	7,136	4,613,686	4,620,822
Total real estate mortgage	2,624	7,912	10,536	8,402,484	8,413,020
Real estate construction and land:
Commercial	—	—	—	930,785	930,785
Residential	22,714	1,934	24,648	2,550,151	2,574,799
Total real estate construction and land	22,714	1,934	24,648	3,480,936	3,505,584
Commercial:
Asset-based	—	1,484	1,484	3,549,419	3,550,903
Venture capital	—	335	335	1,749,097	1,749,432
Other commercial	320	1,740	2,060	1,919,849	1,921,909
Total commercial	320	3,559	3,879	7,218,365	7,222,244
Consumer	1,454	287	1,741	363,668	365,409
Total	$27,112	$13,692	$40,804	$19,465,453	$19,506,257

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$6,750	$29,145	$35,895	$4,060,776	$4,096,671
Income producing and other residential	600	373	973	3,802,292	3,803,265
Total real estate mortgage	7,350	29,518	36,868	7,863,068	7,899,936
Real estate construction and land:
Commercial	—	—	—	1,117,121	1,117,121
Residential	759	—	759	2,242,401	2,243,160
Total real estate construction and land	759	—	759	3,359,522	3,360,281
Commercial:
Asset-based	—	2,128	2,128	3,427,155	3,429,283
Venture capital	540	—	540	1,697,968	1,698,508
Other commercial	2,323	4,766	7,089	2,368,025	2,375,114
Total commercial	2,863	6,894	9,757	7,493,148	7,502,905
Consumer	1,260	111	1,371	318,884	320,255
Total	$12,232	$36,523	$48,755	$19,034,622	$19,083,377
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2021			December 31, 2020
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$32,065	$3,760,133	$3,792,198	$43,731	$4,052,940	$4,096,671
Income producing and other residential	6,133	4,614,689	4,620,822	1,826	3,801,439	3,803,265
Total real estate mortgage	38,198	8,374,822	8,413,020	45,557	7,854,379	7,899,936
Real estate construction and land:
Commercial	284	930,501	930,785	315	1,116,806	1,117,121
Residential	1,934	2,572,865	2,574,799	—	2,243,160	2,243,160
Total real estate construction and land	2,218	3,503,366	3,505,584	315	3,359,966	3,360,281
Commercial:
Asset-based	1,973	3,548,930	3,550,903	2,679	3,426,604	3,429,283
Venture capital	2,717	1,746,715	1,749,432	1,980	1,696,528	1,698,508
Other commercial	11,337	1,910,572	1,921,909	40,243	2,334,871	2,375,114
Total commercial	16,027	7,206,217	7,222,244	44,902	7,458,003	7,502,905
Consumer	360	365,049	365,409	389	319,866	320,255
Total	$56,803	$19,449,454	$19,506,257	$91,163	$18,992,214	$19,083,377

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2021, nonaccrual loans and leases included $13.7 million of loans and leases 90 or more days past due, $0.5 million of loans and leases 30 to 89 days past due, and $42.6 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2020, nonaccrual loans and leases included $36.5 million of loans and leases 90 or more days past due, $3.4 million of loans and leases 30 to 89 days past due, and $51.3 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of June 30, 2021, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $12.9 million and represented 23% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2021
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$62,827	$242,159	$3,487,212	$3,792,198
Income producing and other residential	12,681	60,843	4,547,298	4,620,822
Total real estate mortgage	75,508	303,002	8,034,510	8,413,020
Real estate construction and land:
Commercial	284	67,292	863,209	930,785
Residential	1,934	8,234	2,564,631	2,574,799
Total real estate construction and land	2,218	75,526	3,427,840	3,505,584
Commercial:
Asset-based	24,351	102,734	3,423,818	3,550,903
Venture capital	5,708	33,910	1,709,814	1,749,432
Other commercial	39,005	18,340	1,864,564	1,921,909
Total commercial	69,064	154,984	6,998,196	7,222,244
Consumer	477	2,540	362,392	365,409
Total	$147,267	$536,052	$18,822,938	$19,506,257

	December 31, 2020
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$91,543	$262,462	$3,742,666	$4,096,671
Income producing and other residential	8,767	61,384	3,733,114	3,803,265
Total real estate mortgage	100,310	323,846	7,475,780	7,899,936
Real estate construction and land:
Commercial	42,558	107,592	966,971	1,117,121
Residential	—	759	2,242,401	2,243,160
Total real estate construction and land	42,558	108,351	3,209,372	3,360,281
Commercial:
Asset-based	27,867	153,301	3,248,115	3,429,283
Venture capital	6,508	118,125	1,573,875	1,698,508
Other commercial	87,557	14,930	2,272,627	2,375,114
Total commercial	121,932	286,356	7,094,617	7,502,905
Consumer	462	2,732	317,061	320,255
Total	$265,262	$721,285	$18,096,830	$19,083,377

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months	Six Months		Three Months	Six Months
		Ended	Ended		Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2021	2021	2021	2020	2020	2020
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$74	$—	$—	$304	$—	$—
Income producing and other residential	2,806	—	—	1,445	—	—
Real estate construction and land:
Residential	403	—	—	—	—	—
Commercial:
Asset based	1,484	—	—	2,458	—	—
Venture capital	2,717	—	—	8,270	—	—
Other commercial	1,472	—	—	45,569	—	—
Consumer	360	—	—	520	—	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$31,991	$140	$430	$61,467	$62	$130
Income producing and other residential	3,327	—	—	762	—	—
Real estate construction and land:
Commercial	284	—	—	337	—	—
Residential	1,531	—	—	—	—	—
Commercial:
Asset based	489	—	—	16,555	—	—
Other commercial	9,865	1,814	3,644	28,426	1,196	1,220
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$38,198	$140	$430	$63,978	$62	$130
Real estate construction and land	2,218	—	—	337	—	—
Commercial	16,027	1,814	3,644	101,278	1,196	1,220
Consumer	360	—	—	520	—	—
Total	$56,803	$1,954	$4,074	$166,113	$1,258	$1,350

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$3,604	$53,211	$5,853	$9,062	$38,846	$3	$—	$110,579
3-4 Pass	171,826	541,881	352,574	532,213	622,252	1,079,673	61,007	15,207	3,376,633
5 Special mention	—	2,596	80,292	94,499	8,158	56,614	—	—	242,159
6-8 Classified	—	500	3,967	7,665	12,648	38,047	—	—	62,827
Total	$171,826	$548,581	$490,044	$640,230	$652,120	$1,213,180	$61,010	$15,207	$3,792,198
Current YTD period:
Gross charge-offs	$—	$—	$190	$168	$53	$168	$—	$—	$579
Gross recoveries	—	—	—	—	—	(5,421)	—	—	(5,421)
Net	$—	$—	$190	$168	$53	$(5,253)	$—	$—	$(4,842)

Real Estate Mortgage:
Income Producing and
Other Residential
Internal risk rating:
1-2 High pass	$7,474	$40,341	$65,881	$30,001	$12,927	$27,593	$—	$—	$184,217
3-4 Pass	632,881	634,036	794,568	1,037,846	644,016	343,522	276,013	199	4,363,081
5 Special mention	358	12,595	4,207	42,581	947	—	155	—	60,843
6-8 Classified	—	2,727	—	3,059	117	6,018	—	760	12,681
Total	$640,713	$689,699	$864,656	$1,113,487	$658,007	$377,133	$276,168	$959	$4,620,822
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$55	$—	$—	$55
Gross recoveries	—	—	—	—	—	(5)	(1)	—	(6)
Net	$—	$—	$—	$—	$—	$50	$(1)	$—	$49

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	12,713	88,977	359,970	384,692	730	16,127	—	—	863,209
5 Special mention	—	—	—	—	67,292	—	—	—	67,292
6-8 Classified	—	—	—	—	—	284	—	—	284
Total	$12,713	$88,977	$359,970	$384,692	$68,022	$16,411	$—	$—	$930,785
Current YTD period:
Gross charge-offs	$—	$—	$—	$775	$—	$—	$—	$—	$775
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$775	$—	$—	$—	$—	$775

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	562,843	487,332	935,712	388,440	111,140	23,121	—	56,043	2,564,631
5 Special mention	3,679	4,555	—	—	—	—	—	—	8,234
6-8 Classified	547	974	413	—	—	—	—	—	1,934
Total	$567,069	$492,861	$936,125	$388,440	$111,140	$23,121	$—	$56,043	$2,574,799
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$58,134	$82,132	$165,284	$113,965	$72,924	$203,548	$480,376	$73,966	$1,250,329
3-4 Pass	66,807	104,947	67,780	56,499	20,667	42,132	1,802,197	12,460	2,173,489
5 Special mention	—	—	53,097	31,720	—	—	13,601	4,316	102,734
6-8 Classified	—	—	—	—	—	19,738	5,513	(900)	24,351
Total	$124,941	$187,079	$286,161	$202,184	$93,591	$265,418	$2,301,687	$89,842	$3,550,903
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	(359)	(14)	—	(373)
Net	$—	$—	$—	$—	$—	$(359)	$(14)	$—	$(373)

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$—	$1,999	$—	$—	$(5)	$22	$227,411	$—	$229,427
3-4 Pass	54,712	63,937	74,756	18,347	2,256	18,158	1,238,948	9,273	1,480,387
5 Special mention	—	8,380	20,625	—	4,986	—	(81)	—	33,910
6-8 Classified	—	—	—	3,000	—	—	326	2,382	5,708
Total	$54,712	$74,316	$95,381	$21,347	$7,237	$18,180	$1,466,604	$11,655	$1,749,432
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$620	$—	$—	$620
Gross recoveries	—	—	—	(13)	(70)	(18)	—	—	(101)
Net	$—	$—	$—	$(13)	$(70)	$602	$—	$—	$519
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$357,890	$252,019	$310	$9	$302	$375	$77,917	$695	$689,517
3-4 Pass	198,420	90,403	79,878	82,235	65,037	95,808	552,735	10,531	1,175,047
5 Special mention	—	1,639	3,364	2,546	115	10,231	445	—	18,340
6-8 Classified	2,042	1	593	23	16	4,611	26,405	5,314	39,005
Total	$558,352	$344,062	$84,145	$84,813	$65,470	$111,025	$657,502	$16,540	$1,921,909
Current YTD period:
Gross charge-offs	$—	$—	$—	$47	$1	$359	$53	$1,771	$2,231
Gross recoveries	—	—	(18)	—	(34)	(1,127)	—	(73)	(1,252)
Net	$—	$—	$(18)	$47	$(33)	$(768)	$53	$1,698	$979

Consumer
Internal risk rating:
1-2 High pass	$—	$12	$—	$6	$9	$—	$666	$—	$693
3-4 Pass	115,446	34,877	83,346	50,146	27,398	41,878	8,573	35	361,699
5 Special mention	331	602	966	318	54	269	—	—	2,540
6-8 Classified	—	55	262	—	15	121	3	21	477
Total	$115,777	$35,546	$84,574	$50,470	$27,476	$42,268	$9,242	$56	$365,409
Current YTD period:
Gross charge-offs	$—	$—	$209	$156	$108	$71	$—	$—	$544
Gross recoveries	—	—	—	(26)	(5)	(38)	(1)	—	(70)
Net	$—	$—	$209	$130	$103	$33	$(1)	$—	$474

Total Loans and Leases
Internal risk rating:
1-2 High pass	$423,498	$380,107	$284,686	$149,834	$95,219	$270,384	$786,373	$74,661	$2,464,762
3-4 Pass	1,815,648	2,046,390	2,748,584	2,550,418	1,493,496	1,660,419	3,939,473	103,748	16,358,176
5 Special mention	4,368	30,367	162,551	171,664	81,552	67,114	14,120	4,316	536,052
6-8 Classified	2,589	4,257	5,235	13,747	12,796	68,819	32,247	7,577	147,267
Total	$2,246,103	$2,461,121	$3,201,056	$2,885,663	$1,683,063	$2,066,736	$4,772,213	$190,302	$19,506,257
Current YTD period:
Gross charge-offs	$—	$—	$399	$1,146	$162	$1,273	$53	$1,771	$4,804
Gross recoveries	—	—	(18)	(39)	(109)	(6,968)	(16)	(73)	(7,223)
Net	$—	$—	$381	$1,107	$53	$(5,695)	$37	$1,698	$(2,419)
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

	Three Months Ended June 30,
	2021			2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	1	$—	$—	7	$3,745	$3,745
Income producing and other residential	—	—	—	5	787	787
Real estate construction and land:
Residential	1	208	208	—	—	—
Commercial:
Asset-based	—	—	—	6	1,234	1,234
Venture capital	1	2,408	2,408	—	—	—
Other commercial	25	16,358	16,358	19	18,840	15,726
Consumer	—	—	—	3	212	212
Total	28	$18,974	$18,974	40	$24,818	$21,704

	Six Months Ended June 30,
	2021			2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	2	$647	$—	8	$3,745	$3,745
Income producing and other residential	2	266	266	5	787	787
Real estate construction and land:
Residential	1	208	208	—	—	—
Commercial:
Asset-based	1	503	503	7	1,741	1,741
Venture capital	3	4,502	2,529	2	2,047	2,047
Other commercial	35	48,608	30,634	30	23,219	21,444
Consumer	1	20	20	3	212	212
Total	45	$54,754	$34,160	55	$31,751	$29,976

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and six months ended June 30, 2021, there were two other commercial loans totaling $134,000 restructured in the preceding 12-month period that subsequently defaulted. During the three months ended June 30, 2020, there was one $2.0 million venture capital loan restructured in the preceding 12-month period that subsequently defaulted. During the six months ended June 30, 2020, there was one $2.0 million venture capital loan and one $7,000 other commercial loan restructured in the preceding 12-month period that subsequently defaulted.
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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$2,278	$2,103	$4,358	$4,355
The following table presents the components of leases receivable as of the dates indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$173,058	$158,740
Unguaranteed residual assets	21,831	19,303
Deferred costs and other	1,285	996
Aggregate net investment in leases	$196,174	$179,039
The following table presents maturities of leases receivable as of the date indicated:

June 30, 2021
(In thousands)
Period ending December 31,
2021	$39,885
2022	49,531
2023	36,807
2024	31,357
2025	17,956
Thereafter	16,335
Total undiscounted cash flows	191,871
Less: Unearned income	(18,813)
Present value of lease payments	$173,058

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended June 30, 2021
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$141,122	$66,775	$78,716	$5,832	$292,445
Charge-offs	(266)	(75)	(277)	(198)	(816)
Recoveries	4,882	—	1,029	60	5,971
Net (charge-offs) recoveries	4,616	(75)	752	(138)	5,155
Provision	(38,725)	(12,118)	(21,771)	614	(72,000)
Balance, end of period	$107,013	$54,582	$57,697	$6,308	$225,600

	Six Months Ended June 30, 2021
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$138,342	$78,356	$126,403	$5,080	$348,181
Charge-offs	(634)	(775)	(2,851)	(544)	(4,804)
Recoveries	5,427	—	1,726	70	7,223
Net (charge-offs) recoveries	4,793	(775)	(1,125)	(474)	2,419
Provision	(36,122)	(22,999)	(67,581)	1,702	(125,000)
Balance, end of period	$107,013	$54,582	$57,697	$6,308	$225,600

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$203	$—	$3,265	$—	$3,468
Collectively evaluated	$106,810	$54,582	$54,432	$6,308	$222,132

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$41,145	$3,254	$46,400	$—	$90,799
Collectively evaluated	8,371,875	3,502,330	7,175,844	365,409	19,415,458
Ending balance	$8,413,020	$3,505,584	$7,222,244	$365,409	$19,506,257

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
The allowance for loan and lease losses decreased by $66.8 million in the second quarter of 2021 to $225.6 million due primarily to a provision for loan and lease losses benefit of $72.0 million driven by improvement in both key macro-economic variables and loan portfolio credit quality metrics along with decreased provisions for individually evaluated loans and leases.
We actively participated in both rounds of the Paycheck Protection Program ("PPP") under the provisions of the CARES Act during 2020 and 2021. As of June 30, 2021, PPP loans had an outstanding balance of approximately $624.8 million. The loans are fully guaranteed by the SBA, and do not carry an allowance.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	June 30, 2021			December 31, 2020
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$35,146	$—	$35,146	$43,656	$—	$43,656
Real estate construction and land	3,254	—	3,254	1,766	—	1,766
Commercial	—	4,100	4,100	—	31,100	31,100
Total	$38,400	$4,100	$42,500	$45,422	$31,100	$76,522
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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	June 30, 2021
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$292,445	$90,571	$383,016
Charge-offs	(816)	—	(816)
Recoveries	5,971	—	5,971
Net recoveries	5,155	—	5,155
Provision	(72,000)	(16,000)	(88,000)
Balance, end of period	$225,600	$74,571	$300,171

	Six Months Ended
	June 30, 2021
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$348,181	$85,571	$433,752
Charge-offs	(4,804)	—	(4,804)
Recoveries	7,223	—	7,223
Net recoveries	2,419	—	2,419
Provision	(125,000)	(11,000)	(136,000)
Balance, end of period	$225,600	$74,571	$300,171

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets, net of the valuation allowance, as of the dates indicated:

	June 30,	December 31,
Property Type	2021	2020
	(In thousands)
Commercial real estate	$12,594	$12,979
Construction and land development	219	219
Total other real estate owned, net	12,813	13,198
Other foreclosed assets	414	829
Total foreclosed assets, net	$13,227	$14,027
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2020	$14,027
Transfers to foreclosed assets from loans	647
Provision for losses	(14)
Reductions related to sales	(1,433)
Balance, June 30, 2021	$13,227
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
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2020	$1,078,670
Addition from the Civic acquisition	125,448
Balance, June 30, 2021	$1,204,118

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
The following table presents the estimated aggregate future amortization expense for our current intangible assets as of the date indicated:

June 30, 2021
(In thousands)
Period ending December 31,
2021	$5,252
2022	7,672
2023	3,788
2024	1,711
Net CDI and CRI	$18,423
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$100,550	$117,573	$109,646	$117,573
Addition from Civic acquisition	—	—	750	—
Fully amortized portion	—	(7,927)	(9,846)	(7,927)
Balance, end of period	100,550	109,646	100,550	109,646
Accumulated Amortization:
Balance, beginning of period	(79,238)	(83,127)	(86,005)	(79,179)
Amortization expense	(2,889)	(3,882)	(5,968)	(7,830)
Fully amortized portion	—	7,927	9,846	7,927
Balance, end of period	(82,127)	(79,082)	(82,127)	(79,082)
Net CDI and CRI, end of period	$18,423	$30,564	$18,423	$30,564

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	June 30,	December 31,
Other Assets	2021	2020
	(In thousands)
LIHTC investments	$251,570	$213,034
Cash surrender value of BOLI	204,146	203,031
Operating lease ROU assets, net (1)	120,595	119,787
Interest receivable	103,758	101,596
SBIC investments	36,816	32,327
Equity investments without readily determinable fair values	35,321	34,304
Taxes receivable	27,900	59,565
Prepaid expenses	25,409	22,999
Equity investments with readily determinable fair values	13,063	6,147
Equity warrants (2)	4,391	4,520
Other receivables/assets	101,528	63,016
Total other assets	$924,497	$860,326
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
NOTE 9. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings (loss). The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease expense:
Fixed costs	$8,776	$8,832	$17,272	$17,077
Variable costs	9	12	24	25
Short-term lease costs	429	102	685	194
Sublease income	(1,084)	(1,003)	(2,183)	(2,019)
Net lease expense	$8,130	$7,943	$15,798	$15,277
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,450	$16,519
ROU assets obtained in exchange for lease obligations:
Operating leases	$16,649	$14,542

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$120,595	$119,787
Operating lease liabilities	$139,435	$139,501

Weighted average remaining lease term (in years)	5.8	5.8
Weighted average discount rate	2.38%	2.54%
The following table presents the maturities of operating lease liabilities as of the date indicated:

June 30, 2021
(In thousands)
Period ending December 31,
2021	$17,733
2022	32,298
2023	29,411
2024	22,099
2025	15,293
Thereafter	33,447
Total operating lease liabilities	150,281
Less: Imputed interest	(10,846)
Present value of operating lease liabilities	$139,435
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings (loss), according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings (loss). The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" in the three or six months ended June 30, 2021 and 2020.
The following table presents the rental payments to be received on operating leases as of the date indicated:

June 30, 2021
(In thousands)
Period ending December 31,
2021	$20,687
2022	41,447
2023	32,252
2024	26,567
2025	19,197
Thereafter	42,492
Total undiscounted cash flows	$182,642

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$—	—%	$5,000	—%
Other borrowings	6,625	6.50%	—	—%
Total borrowings	$6,625	6.50%	$5,000	—%
The other borrowings were assumed in connection with the Civic acquisition and have a weighted average remaining term of 3.1 months.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of June 30, 2021 of $3.3 billion, collateralized by a blanket lien on $5.5 billion of qualifying loans.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the dates indicated:

	June 30, 2021			December 31, 2020
			Maturity			Maturity
	Balance	Rate	Date	Balance	Rate	Date
	(Dollars in thousands)
FHLB term advance	$—	—%		$5,000	—%	5/6/2021
Other borrowing	6,625	6.50%	10/1/2021	—	—%	—
Total	$6,625	6.50%		$5,000	—%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2021, the Bank had secured borrowing capacity of $1.4 billion collateralized by liens covering $1.9 billion of qualifying loans. As of June 30, 2021 and December 31, 2020, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $112.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which there were no balances outstanding at June 30, 2021 and December 31, 2020.
Federal Funds Arrangements with Commercial Banks. As of June 30, 2021, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2021 and December 31, 2020, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2021 and December 31, 2020, there were no borrowings outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	June 30, 2021		December 31, 2020		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)	$394,390	3.25%	$—	—%	4/30/2021	5/1/2031	Fixed rate (3)
Trust V	10,310	3.22%	10,310	3.33%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	3.17%	10,310	3.27%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	3.07%	5,155	3.18%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	2.94%	61,856	2.96%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	1.81%	20,619	1.91%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	1.72%	16,495	1.82%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	1.67%	10,310	1.77%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	2.07%	82,475	2.17%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	2.14%	128,866	2.16%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	2.14%	51,545	2.16%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	2.14%	51,550	2.16%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (4)	30,564	1.52%	31,487	1.54%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.14%	16,470	2.16%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	2.14%	6,650	2.16%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	2.14%	39,177	2.16%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Total subordinated debt	936,742	2.65%	543,275	2.24%
Acquisition discount (5)	(74,954)		(77,463)
Net subordinated debt	$861,788		$465,812
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of issuance costs of $5.6 million.
(3)    Interest rate is fixed until May 1, 2026, when it changes to a floating rate and resets quarterly at a benchmark rate plus 252 basis points.
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
Interest on the Notes will be payable on May 1 and November 1 of each year through, but not including, the Reset Date, and quarterly thereafter on February 1, May 1, August 1, and November 1 of each year to, but not including, the Maturity Date or earlier redemption date. The first interest payment will be made on November 1, 2021. The Bank may, at its option, beginning with the interest payment date of May 1, 2026, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, from time to time, subject to any required regulatory approval to the extent such approval is then required, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption, subject to certain conditions. The costs incurred in connection with the Notes offering amortize to interest expense over the term of the Notes. The Notes qualify as Tier 2 capital for regulatory capital purposes.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  DERIVATIVES
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	June 30, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$88,381	$916	$59,867	$1,028
Foreign exchange contracts	28,463	2,411	73,108	3,202
Interest rate and economic contracts	116,844	3,327	132,975	4,230
Equity warrant assets	22,345	4,391	24,081	4,520
Total	$139,189	$7,718	$157,056	$8,750

Derivative Liabilities:
Interest rate contracts	$88,381	$844	$59,867	$1,004
Foreign exchange contracts	28,463	—	73,108	146
Total	$116,844	$844	$132,975	$1,150
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
NOTE 12.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	June 30,	December 31,
	2021	2020
	(In thousands)
Loan commitments to extend credit	$7,891,875	$7,601,390
Standby letters of credit	343,719	337,336
Commitments to contribute capital to SBICs
and CRA-related loan pools	55,906	55,499
Total	$8,291,500	$7,994,225
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $74.6 million at June 30, 2021 and $85.6 million at December 31, 2020.

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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of June 30, 2021 and December 31, 2020, we had commitments to contribute capital to these entities totaling $55.9 million and $55.5 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to small business investment companies and CRA-related loan pools as of the date indicated:

June 30, 2021
(In thousands)
Period ending December 31,
2021	$27,953
2022	27,953
Total	$55,906
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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At June 30, 2021, the fair value of these investments was $36.8 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	June 30, 2021
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Municipal securities	$1,817,499	$—	$1,817,499	$—
Agency commercial MBS	1,257,628	—	1,257,628	—
Agency residential CMOs	1,142,398	—	1,142,398	—
U.S. Treasury securities	877,153	877,153	—	—
Agency residential MBS	552,411	—	552,411	—
Corporate debt securities	508,708	—	508,708	—
Collateralized loan obligations	382,043	—	382,043	—
Private label commercial MBS	378,235	—	356,392	21,843
Asset-backed securities	149,583	—	149,583	—
Private label residential CMOs	96,922	—	92,778	4,144
SBA securities	36,028	—	36,028	—
Total securities available-for-sale	$7,198,608	$877,153	$6,295,468	$25,987
Equity investments with readily determinable fair values	$13,063	$13,063	$—	$—
Derivatives (1):
Equity warrants	4,391	—	—	4,391
Interest rate and economic contracts	3,327	—	3,327	—
Derivative liabilities	844	—	844	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2020
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Municipal securities	$1,531,617	$—	$1,531,617	$—
Agency commercial MBS	1,281,877	—	1,281,877	—
Agency residential CMOs	1,219,880	—	1,219,880	—
Agency residential MBS	341,074	—	341,074	—
Corporate debt securities	311,889	—	311,889	—
Asset-backed securities	166,546	—	166,546	—
Collateralized loan obligations	135,876	—	135,876	—
Private label residential CMOs	116,946	—	112,299	4,647
Private label commercial MBS	82,957	—	57,232	25,725
SBA securities	41,627	—	41,627	—
U.S. Treasury securities	5,302	5,302	—	—
Total securities available-for-sale	$5,235,591	$5,302	$5,199,917	$30,372
Equity investments with readily determinable fair values	$6,147	$6,147	$—	$—
Derivatives (1):
Equity warrants	4,520	—	—	4,520
Interest rate and economic contracts	4,230	—	4,230	—
Derivative liabilities	1,150	—	1,150	—
____________________
(1)    For information regarding derivative instruments, see Note 11. Derivatives.
During the six months ended June 30, 2021, there was a $131,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label residential CMOs and private label commercial MBS available-for-sale measured at fair value on a recurring basis as of the date indicated:

	June 30, 2021
	Private Label Residential CMOs		Private Label Commercial MBS
		Weighted	Input or	Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input (1)	of Inputs	Input (2)
Voluntary annual prepayment speeds	4.3% - 20.6%	11.8%	10.0% - 15.0%	12.2%
Annual default rates (3)	0.9% - 10.3%	2.3%	2.0%	2.0%
Loss severity rates (3)	22.7% - 122.5%	55.1%	60.0%	60.0%
Discount rates	1.6% - 10.4%	6.9%	2.6% - 3.8%	2.8%
____________________
(1)    Unobservable inputs for private label residential CMOs were weighted by the relative fair values of the instruments.
(2)    Voluntary annual prepayment speeds and discount rates for private label commercial MBS were weighted by the relative fair values of the instruments.
(3)    Annual default rates and loss severity rates were the same for all of the private label commercial MBS.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	June 30, 2021
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	18.4% - 166.3%	30.1%
Risk-free interest rate	0.1% - 0.9%	0.4%
Remaining life assumption (in years)	0.08 - 4.99	2.90
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label residential CMOs available-for-sale, private label commercial MBS available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private Label	Private Label	Equity
	Residential CMOs	Commercial MBS	Warrants
	(In thousands)
Balance, December 31, 2020	$4,647	$25,725	$4,520
Total included in earnings	166	(42)	11,773
Total included in other comprehensive income	(155)	28	—
Issuances	—	—	173
Sales	—	—	(11,944)
Net settlements	(514)	(3,868)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	—	(131)
Balance, June 30, 2021	$4,144	$21,843	$4,391

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$939	$183
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	June 30, 2021
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases (1)	$39,538	$—	$—	$39,538
Total non-recurring	$39,538	$—	$—	$39,538
______________________
(1)    Includes nonaccrual loans and leases and performing TDRs with balances greater than $250,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurement as of
	December 31, 2020
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases (1)	$102,274	$—	$4,160	$98,114
Total non-recurring	$102,274	$—	$4,160	$98,114
_____________________
(1)    Includes nonaccrual loans and leases and performing TDRs with balances greater than $250,000.
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
Losses on Assets	June 30,		June 30,
Measured on a Non-Recurring Basis	2021	2020	2021	2020
	(In thousands)
Individually evaluated loans and leases	$1,951	$9,483	$2,653	$29,317
OREO	—	5	14	110
Total losses	$1,951	$9,488	$2,667	$29,427
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	June 30, 2021
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	$33,413	Discounted cash flows	Discount rates	3.75% - 7.75%	6.20%
Individually evaluated
loans and leases	6,125	Third party appraisals	No discounts
Total non-recurring Level 3	$39,538

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$179,505	$179,505	$179,505	$—	$—
Interest-earning deposits in financial institutions	5,678,587	5,678,587	5,678,587	—	—
Securities available-for-sale	7,198,608	7,198,608	877,153	6,295,468	25,987
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	19,280,657	19,844,500	—	—	19,844,500
Equity warrants	4,391	4,391	—	—	4,391
Interest rate and economic contracts	3,327	3,327	—	3,327	—
Equity investments with readily determinable fair values	13,063	13,063	13,063	—	—
Servicing rights	2,628	2,628	—	—	2,628

Financial Liabilities:
Core deposits	27,038,161	27,038,161	—	27,038,161	—
Non-core non-maturity deposits	1,122,971	1,122,971	—	1,122,971	—
Time deposits	1,485,902	1,487,302	—	1,487,302	—
Borrowings	6,625	6,734	—	6,734	—
Subordinated debt	861,788	916,612	—	916,612	—
Derivative liabilities	844	844	—	844	—

	December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$150,464	$150,464	$150,464	$—	$—
Interest-earning deposits in financial institutions	3,010,197	3,010,197	3,010,197	—	—
Securities available-for-sale	5,235,591	5,235,591	5,302	5,199,917	30,372
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	18,735,196	19,305,998	—	4,160	19,301,838
Equity warrants	4,520	4,520	—	—	4,520
Interest rate and economic contracts	4,230	4,230	—	4,230	—
Equity investments with readily determinable fair values	6,147	6,147	6,147	—	—

Financial Liabilities:
Core deposits	22,264,480	22,264,480	—	22,264,480	—
Non-core non-maturity deposits	1,149,467	1,149,467	—	1,149,467	—
Time deposits	1,526,770	1,527,639	—	1,527,639	—
Borrowings	5,000	4,995	—	4,995	—
Subordinated debt	465,812	448,036	—	448,036	—
Derivative liabilities	1,150	1,150	—	1,150	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2021, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 14.  EARNINGS (LOSS) PER SHARE
The following table presents the computations of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$180,512	$33,204	$330,918	$(1,399,907)
Less: Earnings allocated to unvested restricted stock(1)	(3,172)	(362)	(5,495)	(1,251)
Net earnings (loss) allocated to common shares	$177,340	$32,842	$325,423	$(1,401,158)

Weighted-average basic shares and unvested restricted
stock outstanding	119,386	118,192	119,121	118,484
Less: Weighted-average unvested restricted stock
outstanding	(2,356)	(1,606)	(2,181)	(1,551)
Weighted-average basic shares outstanding	117,030	116,586	116,940	116,933

Basic earnings (loss) per share	$1.52	$0.28	$2.78	$(11.98)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$177,340	$32,842	$325,423	$(1,401,158)

Weighted-average diluted shares outstanding	117,030	116,586	116,940	116,933

Diluted earnings (loss) per share	$1.52	$0.28	$2.78	$(11.98)
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

	Three Months Ended June 30,
	2021		2020
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$280,505	$—	$274,075	$—
Noninterest income:
Service charges on deposit accounts	3,452	3,452	2,004	2,004
Other commissions and fees	10,704	2,603	10,111	3,006
Leased equipment income	10,847	—	12,037	—
Gain on sale of loans	1,422	—	346	—
Gain on sale of securities	—	—	7,715	—
Other income	13,946	394	6,645	336
Total noninterest income	40,371	6,449	38,858	5,346
Total revenue	$320,876	$6,449	$312,933	$5,346
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	June 30,
	2021	2020
	(In thousands)
Products and services transferred at a point in time	$3,068	$2,727
Products and services transferred over time	3,381	2,619
Total revenue from contracts with customers	$6,449	$5,346

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2021		2020
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$553,842	$—	$565,407	$—
Noninterest income:
Service charges on deposit accounts	6,386	6,386	4,662	4,662
Other commissions and fees	19,862	5,460	19,832	7,160
Leased equipment income	22,201	—	24,288	—
Gain on sale of loans	1,561	—	433	—
Gain on sale of securities	101	—	7,897	—
Other income	35,089	574	10,846	672
Total noninterest income	85,200	12,420	67,958	12,494
Total revenue	$639,042	$12,420	$633,365	$12,494
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Products and services transferred at a point in time	$6,065	$6,963
Products and services transferred over time	6,355	5,531
Total revenue from contracts with customers	$12,420	$12,494
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
Receivables, which are included in "Other assets"	$1,296	$1,046
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$294	$359
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the six months ended June 30, 2021 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $65,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16.  STOCK-BASED COMPENSATION
At the annual meeting of stockholders held on May 11, 2021, the Company's stockholders approved the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the “Amended and Restated 2017 Plan”). The Company’s Amended and Restated 2017 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until December 31, 2026.
The Amended and Restated 2017 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 6,650,000 shares, representing 4,000,000 shares originally approved for grant under the Original 2017 Stock Incentive Plan plus 2,650,000 shares added as result of the approval of the Amended and Restated 2017 Plan. As of June 30, 2021, there were 3,054,299 shares available for grant under the Amended and Restated 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $8.2 million and $5.7 million for the three months ended June 30, 2021 and 2020 and $14.6 million and $12.2 million for the six months ended June 30, 2021 and 2020. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings (loss). The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of June 30, 2021 totaled $83.7 million.
Time-Based Restricted Stock Awards
At June 30, 2021, there were 2,341,548 shares of unvested TRSAs outstanding. RSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying award on the grant date and is recognized over the vesting period using the straight-line method.
Performance-Based Restricted Stock Units
At June 30, 2021, there were 512,863 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The shares underlying the PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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
The Company has established a cross-functional project team and implementation plan to facilitate the LIBOR transition. As of June 30, 2021, the Company has completed its readiness efforts to identify loans and other financial instruments that are impacted by the discontinuance of LIBOR. We have also completed our review for fallback language contained in contracts for LIBOR-based loans and other financial instruments and have begun to execute a transition plan to amend those legacy contracts that do not have or have inadequate fallback language. With the impending phase-out of LIBOR, the Company has considered several viable alternative reference rates. Based on our current assessment, we will plan to offer SOFR as the primary alternative reference rate, but may consider alternate rates such as the American Interbank Offered Rate (“Ameribor”) and others based on customer demands and/or the type of loan or financial instrument. The Company will also continue to assess impacts to our operations, financial models, data and technology as part of our transition plan. The Company plans to adopt these Updates this year. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18.  SUBSEQUENT EVENTS
Common Stock Dividends
On August 2, 2021, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share. The cash dividend is payable on August 31, 2021 to stockholders of record at the close of business on August 17, 2021.
The Company has evaluated events that have occurred subsequent to June 30, 2021 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:
•the COVID-19 pandemic continues to affect the Company, its employees, customers and third-party service providers, and the ultimate extent of the impacts of the pandemic and related government stimulus programs on its business, financial position, results of operations, liquidity and prospects is still uncertain, due in part to the Delta variant of COVID-19. Weaker than expected improvement in general business and economic conditions could adversely affect the Company’s revenues, the values of its assets and liabilities and continue to negatively impact loan growth;
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
•our ability to efficiently deploy excess liquidity;
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
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2021, accounted for 86.1% of net revenue (net interest income plus noninterest income).
At June 30, 2021, the Company had total assets of $34.9 billion, including $19.5 billion of total loans and leases, net of deferred fees, $7.2 billion of securities available-for-sale, and $5.7 billion of interest-earning deposits in financial institutions compared to $29.5 billion of total assets, including $19.1 billion of total loans and leases, net of deferred fees, $5.2 billion of securities available-for-sale, and $3.0 billion of interest-earning deposits in financial institutions at December 31, 2020. The $5.4 billion increase in total assets since year-end was due primarily to a $2.7 billion increase in interest-earning deposits in financial institutions, a $2.0 billion increase in securities available-for-sale, and a $422.9 million increase in loans and leases, net of deferred fees.

At June 30, 2021, the Company had total liabilities of $31.0 billion, including total deposits of $29.6 billion and subordinated debt of $861.8 million, compared to $25.9 billion of total liabilities, including $24.9 billion of total deposits and $465.8 million of subordinated debt at December 31, 2020. The $5.1 billion increase in total liabilities since year-end was due mainly to increases of $4.8 billion in core deposits and $396.0 million in subordinated debt. The increase in core deposits was due primarily to continued strong deposit growth from our venture banking clients. At June 30, 2021, core deposits totaled $27.0 billion, or 91% of total deposits, including $11.3 billion of noninterest-bearing demand deposits, or 38% of total deposits. The increase in subordinated debt was due to the $400 million of subordinated notes issued by the Bank on April 30, 2021. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
At June 30, 2021, the Company had total stockholders' equity of $3.8 billion compared to $3.6 billion at December 31, 2020. The $251.7 million increase in stockholders' equity since year-end was due mainly to $330.9 million in net earnings, offset partially by a $27.0 million decrease in accumulated other comprehensive income and $59.5 million of cash dividends paid. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 10.41% and 14.99% at June 30, 2021.
Recent Events
Acquisition of Civic
On February 1, 2021, the Bank completed the acquisition of Civic in an all-cash transaction. Civic, located in Redondo Beach, California, is one of the leading lenders in the United States specializing in residential non-owner-occupied investment properties. The acquisition of Civic advances the Bank’s strategy to diversify and expand its lending portfolio, diversify its revenue streams, and deploy excess liquidity into higher-yielding assets. Civic operates as a subsidiary of the Bank and at June 30, 2021 had $662.1 million of loans outstanding.
The Civic acquisition has been accounted for under the acquisition method of accounting which resulted in the recognition of goodwill of $125.4 million. All of the recognized goodwill is expected to be deductible for tax purposes. For further information, see Note 2. Acquisitions in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
Homeowners Association Services Division Acquisition Announcement
On April 1, 2021, PacWest announced that the Bank entered into a definitive agreement to acquire MUFG Union Bank, N.A.’s (“Union Bank”) Homeowners Association (“HOA”) Services Division. The Bank will acquire certain assets and assume certain liabilities related to the HOA Services Division for a premium of 5.9% on deposits plus the net book values of certain assumed assets and liabilities for aggregate cash consideration of approximately $250 million. The final amount of consideration to be paid will be based on balances at closing, which is expected to occur in the fourth quarter of 2021 subject to customary closing conditions. For further information, see Note 2. Acquisitions in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
Subordinated Notes Offering
On April 30, 2021, the Bank issued $400 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due May 1, 2031 (the “Maturity Date”), if not previously redeemed. Subject to any redemption prior to the Maturity Date, the Notes will bear interest from and including the original issue date to, but excluding, May 1, 2026 (the “Reset Date”), at a fixed rate of 3.25% per annum and from and including the Reset Date to, but excluding the Maturity Date, the Notes will bear interest at a floating per annum rate equal to a benchmark rate (which is expected to be the Three-Month Term SOFR) plus 252 basis points. For further information, see Note 10. Borrowings and Subordinated Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

COVID-19 Pandemic - Impact to Our Business
From a business perspective, the impact in 2021 from the COVID-19 pandemic has decreased, however, new variants may continue to impact key macro-economic indicators such as unemployment and GDP and we will continue to closely monitor our loan portfolio. In the early stages of the COVID-19 pandemic, we experienced an increase in customers seeking loan modifications through payment deferrals and extension of terms. Most of the modifications were for payment deferrals for three months, while some deferrals were up to six months. Some loans were subsequently modified with deferrals of three to twelve months. As of June 30, 2021, there were 29 loans with a balance of $48.4 million on deferral. The Company did not apply a TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act.
We actively participated in both rounds of the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act. As of June 30, 2021, PPP loans had an outstanding balance of approximately $624.8 million. In the second quarter of 2021, we originated approximately $31.0 million in PPP loans with a five-year term, while loans forgiven under the PPP program totaled approximately $505.5 million. The loans have origination fees that are recognized over the life of the loan with the fee recognition accelerated upon forgiveness or repayment of the loan. Fees recognized in the second quarter of 2021 were $8.8 million. As of June 30, 2021, the remaining unamortized fees, net of deferred costs, totaled $15.6 million. The PPP loans are fully guaranteed by the SBA and do not carry an allowance. Our participation in the PPP contributed to the increase in core deposits beginning in the second quarter of 2020 due to PPP loan proceeds being deposited into customers' accounts.
As the COVID-19 pandemic unfolded in March 2020, we immediately enhanced the monitoring of our loan and lease portfolio with particular emphasis on certain loan and lease portfolios that we expected to be most impacted by the COVID-19 pandemic, such as the hotel, retail, commercial aviation, restaurant, and oil services loan and lease portfolios. We continue to closely monitor all of our portfolios, although with the increase in oil prices, the credit risk in the oil services portfolio has diminished. The hotel portfolio as of June 30, 2021 is comprised of hotel CRE loans of $521.9 million, hotel construction loans of $482.9 million, and hotel SBA loans of $29.5 million. In July 2021, our single classified commercial aviation loan paid off.
The table below shows our exposure to these loan and lease portfolios, which includes equipment leased to others under operating leases, as of the date indicated:

	June 30, 2021
					% of
		Special			Total Loans
Loan and Lease Portfolio	Classified	Mention	Pass	Total	and Leases
	(Dollars in thousands)
Hotel	$16,678	$224,812	$792,773	$1,034,263	5.3%
Retail CRE	233	1,449	432,533	434,215	2.2%
Commercial aviation	19,248	77,236	89,410	185,894	1.0%
Restaurant	5,090	28,883	121,672	155,645	0.8%
Total	$41,249	$332,380	$1,436,388	$1,810,017	9.3%
From a credit perspective, most of our credit metrics improved during the second quarter of 2021 as economic conditions and economic forecasts continued to improve. This improvement led to a provision for credit losses benefit of $88.0 million for the second quarter of 2021 compared to a provision for credit losses benefit of $48.0 million for the first quarter of 2021 compared to a provision for credit losses of $120.0 million for the second quarter of 2020. For further details on CECL and the impacts to our process, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.

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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Efficiency Ratio		2021	2021	2020	2021	2020
		(Dollars in thousands)
Noninterest expense		$151,750	$150,136	$126,965	$301,886	$1,714,935
Less:	Intangible asset amortization	2,889	3,079	3,882	5,968	7,830
	Foreclosed assets (income) expense, net	(119)	1	(146)	(118)	(80)
	Goodwill impairment	—	—	—	—	1,470,000
	Acquisition, integration and reorganization costs	200	3,425	—	3,625	—
	Noninterest expense used for efficiency ratio	$148,780	$143,631	$123,229	$292,411	$237,185

Net interest income (tax equivalent)		$270,083	$264,635	$256,294	$534,718	$507,722
Noninterest income		40,371	44,829	38,858	85,200	67,958
	Net revenues	310,454	309,464	295,152	619,918	575,680
Less:	Gain on sale of securities	—	101	7,715	101	7,897
	Net revenues used for efficiency ratio	$310,454	$309,363	$287,437	$619,817	$567,783

Efficiency ratio		47.9%	46.4%	42.9%	47.2%	41.8%
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

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,
Return on Average Tangible Equity		2021	2021	2020	2021	2020
		(Dollars in thousands)
Net earnings (loss)		$180,512	$150,406	$33,204	$330,918	$(1,399,907)
Add:	Intangible asset amortization	2,889	3,079	3,882	5,968	7,830
	Goodwill impairment	—	—	—	—	1,470,000
	Adjusted net earnings used for return on
	average tangible equity	$183,401	$153,485	$37,086	$336,886	$77,923

Average stockholders' equity		$3,739,042	$3,617,248	$3,446,850	$3,678,481	$4,201,814
Less:	Average intangible assets	1,224,208	1,192,780	1,111,302	1,208,581	1,840,246
	Average tangible common equity	$2,514,834	$2,424,468	$2,335,548	$2,469,900	$2,361,568

Return on average equity (1)		19.36%	16.86%	3.87%	18.14%	(67.00)%
Return on average tangible equity (2)		29.25%	25.67%	6.39%	27.51%	6.64%
___________________________________
(1)     Annualized net earnings (loss) divided by average stockholders' equity.
(2)     Annualized adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio and	June 30,	December 31,
Tangible Book Value Per Share	2021	2020
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,846,681	$3,594,951
Less: Intangible assets	1,222,541	1,102,311
Tangible common equity	$2,624,140	$2,492,640

Total assets	$34,867,987	$29,498,442
Less: Intangible assets	1,222,541	1,102,311
Tangible assets	$33,645,446	$28,396,131

Equity to assets ratio	11.03%	12.19%
Tangible common equity ratio (1)	7.80%	8.78%
Book value per share	$32.17	$30.36
Tangible book value per share (2)	$21.95	$21.05
Shares outstanding	119,555,102	118,414,853
_______________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Tangible common equity divided by shares outstanding.

•Adjusted net earnings and adjusted earnings per share: These non-GAAP measurements are presented in the following tables for the periods presented. See Note 14. Earnings (Loss) Per Share for the GAAP calculation of earnings per share.

		Three Months Ended			Six Months Ended
Adjusted Net Earnings and		June 30,	March 31,	June 30,	June 30,
Adjusted Earnings Per Share		2021	2021	2020	2021	2020
		(Dollars in thousands)
Adjusted Net Earnings:
Net earnings (loss)		$180,512	$150,406	$33,204	$330,918	$(1,399,907)
Add:	Goodwill impairment	—	—	—	—	1,470,000
	Adjusted net earnings	$180,512	$150,406	$33,204	$330,918	$70,093

Adjusted Basic Earnings Per Share:
Adjusted net earnings		$180,512	$150,406	$33,204	$330,918	$70,093
Less:	Earnings allocated to unvested restricted stock	(3,172)	(2,355)	(362)	(5,495)	(1,251)
	Adjusted net earnings allocated to
	common shares	$177,340	$148,051	$32,842	$325,423	$68,842

Weighted-average basic shares and unvested restricted
	stock outstanding	119,386	118,852	118,192	119,121	118,484
Less:	Weighted-average unvested restricted stock
	outstanding	(2,356)	(2,003)	(1,606)	(2,181)	(1,551)
	Weighted-average basic shares outstanding	117,030	116,849	116,586	116,940	116,933

Adjusted basic earnings per share		$1.52	$1.27	$0.28	$2.78	$0.59

Adjusted Diluted Earnings Per Share:
Adjusted net earnings allocated to common shares		$177,340	$148,051	$32,842	$325,423	$68,842
Weighted-average diluted shares outstanding		117,030	116,849	116,586	116,940	116,933
Adjusted diluted earnings per share		$1.52	$1.27	$0.28	$2.78	$0.59

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2021	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$280,505	$273,337	$274,075	$553,842	$565,407
Interest expense	(14,197)	(12,068)	(19,796)	(26,265)	(61,381)
Net interest income	266,308	261,269	254,279	527,577	504,026
Provision for credit losses	88,000	48,000	(120,000)	136,000	(232,000)
Noninterest income	40,371	44,829	38,858	85,200	67,958
Operating expense	(151,750)	(150,136)	(126,965)	(301,886)	(244,935)
Goodwill impairment	—	—	—	—	(1,470,000)
Earnings (loss) before income taxes	242,929	203,962	46,172	446,891	(1,374,951)
Income tax expense	(62,417)	(53,556)	(12,968)	(115,973)	(24,956)
Net earnings (loss)	$180,512	$150,406	$33,204	$330,918	$(1,399,907)

Per Common Share Data:
Diluted earnings (loss) per share	$1.52	$1.27	$0.28	$2.78	$(11.98)
Book value per share	$32.17	$30.68	$29.17
Tangible book value per share (1)	$21.95	$20.39	$19.80

Performance Ratios:
Return on average assets	2.11%	1.94%	0.50%	2.03%	(10.48)%
Return on average tangible equity (1)	29.25%	25.67%	6.39%	27.51%	6.64%
Net interest margin (tax equivalent)	3.40%	3.69%	4.20%	3.53%	4.26%
Yield on average loans and leases (tax equivalent)	5.18%	5.20%	5.01%	5.19%	5.27%
Cost of average total deposits	0.10%	0.11%	0.25%	0.11%	0.41%
Efficiency ratio	47.9%	46.4%	42.9%	47.2%	41.8%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	10.41%	10.39%	9.97%
Total capital ratio	14.99%	13.60%	13.18%
_____________________________
(1)    See "- Non-GAAP Measurements."

Second Quarter of 2021 Compared to First Quarter of 2021
Net earnings for the second quarter of 2021 were $180.5 million, or $1.52 per diluted share, compared to net earnings for the first quarter of 2021 of $150.4 million, or $1.27 per diluted share. The $30.1 million increase in net earnings from the prior quarter was due to a lower provision for credit losses of $40.0 million and higher net interest income of $5.0 million, offset partially by higher income tax expense of $8.9 million, lower noninterest income of $4.5 million, and higher noninterest expense of $1.6 million. The decrease in the provision for credit losses reflected improvement in both macro-economic forecast variables and loan portfolio credit quality metrics along with decreased provisions for individually evaluated loans and leases and for unfunded commitments in the second quarter of 2021. Net interest income increased due mainly to higher income on investment securities and loans and leases as a result of higher average balances, offset partially by higher interest expense resulting from the $400 million of subordinated debt issued on April 30, 2021. The increase in income tax expense was primarily due to higher pre-tax earnings in the second quarter of 2021 compared to the first quarter of 2021. Noninterest income decreased due primarily to a decrease of $5.5 million in dividends and gains on equity investments and a $1.2 million decrease in other income, offset partially by increases of $1.5 million in other commissions and fees and $1.3 million in gain on sale of loans and leases. Noninterest expense increased due mostly to a $10.9 million increase in compensation expense, offset partially by decreases of $6.9 million in other expense, $3.2 million in acquisition, integration and reorganization costs, and $1.2 million in insurance and assessments expense.
Second Quarter of 2021 Compared to Second Quarter of 2020
Net earnings for the second quarter of 2021 were $180.5 million, or $1.52 per diluted share, compared to net earnings for the second quarter of 2020 of $33.2 million, or $0.28 per diluted share. The $147.3 million increase in net earnings from the year-ago quarter was due mainly to a lower provision for credit losses of $208.0 million and higher net interest income of $12.0 million, offset partially by higher income tax expense of $49.4 million and higher operating expense of $24.8 million. The decrease in the provision for credit losses for the second quarter of 2021 from the year-ago quarter reflected improvement in certain key macro-economic forecast variables and loan portfolio credit quality metrics. Net interest income increased due to a lower cost of average interest-bearing liabilities and a higher balance of average-interest earning assets, offset partially by a lower yield on average interest-earning assets and the negative impact on net interest income due to the change in the mix of average interest-earning assets. The increase in income tax expense was due primarily to higher pre-tax earnings in the second quarter of 2021 compared to the year-ago quarter. Noninterest expense increased due mostly to an increase of $28.9 million in compensation expense, due mostly to the incremental expense of the Civic operations in 2021, offset partially by a $5.6 million decrease in insurance and assessments expense due to lower FDIC assessment expense attributable to a decrease in the assessment rate.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net earnings for the six months ended June 30, 2021 were $330.9 million, or $2.78 per diluted share, compared to a net loss for the six months ended June 30, 2020 of $1.40 billion, or $11.98 loss per diluted share. The $1.73 billion increase in net earnings from the year-ago period was due mainly to a $1.47 billion decrease in goodwill impairment expense combined with a decrease in the provision for credit losses of $368.0 million due to improvements in both macro-economic forecast variables and loan portfolio credit quality metrics.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$19,057,420	$246,147	5.18%	$18,927,314	$242,846	5.20%	$19,951,603	$248,474	5.01%
Investment securities (2)(4)	6,492,721	36,111	2.23%	5,383,140	32,329	2.44%	3,846,459	27,430	2.87%
Deposits in financial institutions	6,347,764	2,022	0.13%	4,790,231	1,528	0.13%	733,142	186	0.10%
Total interest‑earning assets (2)	31,897,905	284,280	3.57%	29,100,685	276,703	3.86%	24,531,204	276,090	4.53%
Other assets	2,428,207			2,315,197			2,090,023
Total assets	$34,326,112			$31,415,882			$26,621,227

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,235,726	2,394	0.13%	$6,401,869	2,232	0.14%	$4,001,750	1,573	0.16%
Money market	8,484,933	3,318	0.16%	7,975,996	3,278	0.17%	6,114,354	2,856	0.19%
Savings	598,225	36	0.02%	572,959	35	0.02%	524,335	33	0.03%
Time	1,498,169	1,521	0.41%	1,493,267	1,955	0.53%	2,475,858	8,613	1.40%
Total interest‑bearing deposits	17,817,053	7,269	0.16%	16,444,091	7,500	0.18%	13,116,297	13,075	0.40%
Borrowings	225,446	265	0.47%	226,053	193	0.35%	871,110	1,319	0.61%
Subordinated debt	735,725	6,663	3.63%	466,101	4,375	3.81%	459,466	5,402	4.73%
Total interest‑bearing liabilities	18,778,224	14,197	0.30%	17,136,245	12,068	0.29%	14,446,873	19,796	0.55%
Noninterest‑bearing demand deposits	11,304,757			10,173,459			8,292,151
Other liabilities	504,089			488,930			435,353
Total liabilities	30,587,070			27,798,634			23,174,377
Stockholders’ equity	3,739,042			3,617,248			3,446,850
Total liabilities and
stockholders' equity	$34,326,112			$31,415,882			$26,621,227
Net interest income (2)		$270,083			$264,635			$256,294
Net interest rate spread (2)			3.27%			3.57%			3.98%
Net interest margin (2)			3.40%			3.69%			4.20%

Total deposits (5)	$29,121,810	$7,269	0.10%	$26,617,550	$7,500	0.11%	$21,408,448	$13,075	0.25%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $1.5 million and $1.2 million and net loan discount accretion of $1.2 million for the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, respectively.
(4)    Includes tax-equivalent adjustments of $2.2 million, $2.1 million, and $1.4 million for the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.
(5)    Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

	Six Months Ended
	June 30, 2021			June 30, 2020
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$18,992,727	$488,993	5.19%	$19,508,319	$511,238	5.27%
Investment securities (2)(4)	5,940,995	68,440	2.32%	3,849,838	56,071	2.93%
Deposits in financial institutions	5,573,300	3,550	0.13%	635,263	1,794	0.57%
Total interest-earning assets (2)	30,507,022	560,983	3.71%	23,993,420	569,103	4.77%
Other assets	2,372,015			2,866,713
Total assets	$32,879,037			$26,860,133

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$6,821,101	4,626	0.14%	$3,734,281	8,708	0.47%
Money market	8,231,870	6,596	0.16%	5,681,110	12,872	0.46%
Savings	585,662	71	0.02%	511,147	193	0.08%
Time	1,495,731	3,476	0.47%	2,580,001	19,549	1.52%
Total interest-bearing deposits	17,134,364	14,769	0.17%	12,506,539	41,322	0.66%
Borrowings	225,748	458	0.41%	1,448,929	8,097	1.12%
Subordinated debt	601,658	11,038	3.70%	458,932	11,962	5.24%
Total interest-bearing liabilities	17,961,770	26,265	0.29%	14,414,400	61,381	0.86%
Noninterest-bearing demand deposits	10,742,233			7,824,934
Other liabilities	496,553			418,985
Total liabilities	29,200,556			22,658,319
Stockholders’ equity	3,678,481			4,201,814
Total liabilities and
stockholders' equity	$32,879,037			$26,860,133
Net interest income (2)		$534,718			$507,722
Net interest rate spread (2)			3.42%			3.91%
Net interest margin (2)			3.53%			4.26%

Total deposits (5)	$27,876,597	$14,769	0.11%	$20,331,473	$41,322	0.41%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $2.7 million and net loan discount accretion of $4.4 million for the six months ended June 30, 2021 and 2020, respectively.
(4)    Includes tax-equivalent adjustments of $4.2 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.
(5)    Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

Second Quarter of 2021 Compared to First Quarter of 2021
Net interest income increased by $5.0 million to $266.3 million for the second quarter of 2021 compared to $261.3 million for the first quarter of 2021 due mainly to higher income on investment securities and loans and leases due mostly to higher average balances, offset partially by higher interest expense resulting from the $400 million of subordinated debt issued on April 30, 2021. The tax-equivalent yield on average loans and leases was 5.18% for the second quarter of 2021 compared to 5.20% for the first quarter of 2021.
The tax equivalent NIM was 3.40% for the second quarter of 2021 compared to 3.69% for the first quarter of 2021. The decrease in the tax equivalent NIM was due primarily to the change in the earning assets mix driven by the increase in investment securities and deposits in financial institutions as a percentage of earning assets. The average balance of deposits in financial institutions increased by $1.6 billion to $6.3 billion, the average balance of investment securities increased by $1.1 billion to $6.5 billion, and the average balance of loans and leases increased by $130.1 million to $19.1 billion in the second quarter of 2021. Average loans and leases as a percentage of average interest-earning assets was 60% for the second quarter of 2021 compared to 65% for the first quarter of 2021. This excess liquidity had a negative impact on the second quarter tax equivalent NIM of approximately 73 basis points.
The cost of average total deposits decreased to 0.10% for the second quarter of 2021 from 0.11% for the first quarter of 2021. The lower cost of average total deposits was due primarily to the increased average balance of noninterest-bearing deposits.
Second Quarter of 2021 Compared to Second Quarter of 2020
Net interest income increased by $12.0 million to $266.3 million for the second quarter of 2021 compared to $254.3 million for the second quarter of 2020 due mainly to higher income on investment securities attributable to a higher average balance combined with lower interest expense, offset partially by lower income on loans and leases due mainly to a lower average balance. Interest expense declined due principally to lower rates and average balances for time deposits and borrowings, offset partially by a higher balance of average subordinated debt attributable to the $400 million of subordinated notes issued in the second quarter of 2021. The tax equivalent yield on average loans and leases was 5.18% for the second quarter of 2021 compared to 5.01% for the same quarter of 2020. The increase in the yield on average loans and leases was due mainly to higher loan prepayment fees and higher amortized loan fee income (mainly from PPP loans), offset partially by lower loan coupon interest from the repricing of variable-rate loans in conjunction with decreased market rates.
The tax equivalent NIM was 3.40% for the second quarter of 2021 compared to 4.20% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to the change in the mix of average interest-earning assets, offset partially by lower deposit and borrowing costs. The change in mix of average interest-earning assets was due to a $5.6 billion increase in average deposits in financial institutions, a $2.6 billion increase in average investment securities, and a $894.1 million decrease in average loans and leases. Average loans and leases as a percentage of average interest-earning assets was 60% for the second quarter of 2021 compared to 81% for the second quarter of 2020.
The cost of average total deposits decreased to 0.10% for the second quarter of 2021 from 0.25% for the second quarter of 2020 due mainly to lower rates paid on deposits in conjunction with decreased market rates.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net interest income increased by $23.6 million to $527.6 million for the six months ended June 30, 2021 compared to $504.0 million for the six months ended June 30, 2020 due mainly to higher income on investment securities attributable to a higher average balance combined with lower interest expense due to lower rates paid on deposits and borrowings in conjunction with decreased market rates, offset partially by lower income on loans and leases due to a lower average loans and leases balance coupled with a lower loan and lease yield in conjunction with decreased market rates. The tax equivalent yield on average loans and leases was 5.19% for the six months ended June 30, 2021 compared to 5.27% for the same period in 2020.

The tax equivalent NIM was 3.53% for the six months ended June 30, 2021 compared to 4.26% for the same period last year. The decrease in the tax equivalent NIM was due mostly to the change in the mix of average interest-earning assets, offset partially by lower deposit and borrowing costs. The change in mix of average interest-earning assets was due to a $4.9 billion increase in average deposits in financial institutions, a $2.1 billion increase in average investment securities, and a $515.6 million decrease in average loans and leases. Average loans and leases as a percentage of average interest-earning assets was 62% for the six months ended June 30, 2021 compared to 81% for the six months ended June 30, 2020.
The cost of average total deposits decreased to 0.11% for the six months ended June 30, 2021 from 0.41% for the same period last year due mainly to lower rates paid on deposits in conjunction with decreased market rates.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2021	2021	2020	2021	2020
	(Dollars in thousands)
Provision For Credit Losses:
(Reduction in) addition to allowance for loan and lease losses	$(72,000)	$(53,000)	$93,000	$(125,000)	$191,000
(Reduction in) addition to reserve for unfunded
loan commitments	(16,000)	5,000	27,000	(11,000)	41,000
Total provision for credit losses	$(88,000)	$(48,000)	$120,000	$(136,000)	$232,000

Credit Quality Metrics:
Net (recoveries) charge-offs on loans and leases
held for investment (1)	$(5,155)	$2,736	$13,242	$(2,419)	$32,352
Annualized net charge-offs to average loans and leases	(0.11)%	0.06%	0.27%	(0.03)%	0.33%
At quarter-end:
Allowance for credit losses	$300,171	$383,016	$381,621
Allowance for credit losses to loans and leases
held for investment	1.54%	2.02%	1.94%
Allowance for credit losses to nonaccrual
loans and leases held for investment	528.4%	566.2%	229.7%
Nonaccrual loans and leases held for investment	$56,803	$67,652	$166,113
Performing TDRs held for investment	$40,129	$27,999	$15,037
Classified loans and leases held for investment	$147,267	$163,117	$293,230
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

The provision for credit losses decreased by $40.0 million to a benefit of $88.0 million for the second quarter of 2021 compared to a benefit of $48.0 million for the first quarter of 2021 as a result of improvement in both macro-economic forecast variables and loan portfolio credit quality metrics along with decreased provisions for individually evaluated loans and leases and for unfunded commitments.
The provision for credit losses decreased by $208.0 million to a benefit of $88.0 million for the second quarter of 2021 compared to a provision of $120.0 million for the second quarter of 2020 as a result of improvement in both macro-economic forecast variables and loan portfolio credit quality metrics.
The provision for credit losses decreased by $368.0 million to a benefit of $136.0 million for the six months ended June 30, 2021 compared to a provision of $232.0 million for the six months ended June 30, 2020 as a result of improvement in both macro-economic forecast variables and loan portfolio credit quality metrics.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Noninterest Income	2021	2021	2020	2021	2020
	(In thousands)
Leased equipment income	$10,847	$11,354	$12,037	$22,201	$24,288
Other commissions and fees	10,704	9,158	10,111	19,862	19,832
Service charges on deposit accounts	3,452	2,934	2,004	6,386	4,662
Gain on sale of loans and leases	1,422	139	346	1,561	433
Gain on sale of securities	—	101	7,715	101	7,897
Other income:
Dividends and gains (losses) on equity investments	5,394	10,904	2,947	16,298	2,975
Warrant income	5,650	6,123	1,973	11,773	2,810
Other	2,902	4,116	1,725	7,018	5,061
Total noninterest income	$40,371	$44,829	$38,858	$85,200	$67,958
Second Quarter of 2021 Compared to First Quarter of 2021
Noninterest income decreased by $4.5 million to $40.4 million for the second quarter of 2021 compared to $44.8 million for the first quarter of 2021 due mostly to a decrease of $5.5 million in dividends and gains on equity investments and a $1.2 million decrease in other income, offset partially by increases of $1.5 million in other commissions and fees and $1.3 million in gain on sale of loans and leases. The decrease in dividends and gains on equity investments was due primarily to a $10.1 million gain on one equity investment in the first quarter of 2021, offset partially by higher net fair value gains on equity investments still held. The decrease in other income was due primarily to lower foreign currency translation gains and negative fair value adjustments related to servicing assets. The increase in gain on sale of loans and leases resulted from the sales of $52.2 million of loans for gains of $1.4 million in the second quarter of 2021 compared to sales of $72.6 million for gains of $0.1 million in the first quarter of 2021. The decrease in warrant income was primarily attributable to lower gains from exercised warrants due to elevated gains in the first quarter of 2021.

Second Quarter of 2021 Compared to Second Quarter of 2020
Noninterest income increased by $1.5 million to $40.4 million for the second quarter of 2021 compared to $38.9 million for the second quarter of 2020 due mainly to increases of $3.7 million in warrant income, $2.4 million in dividends and gains on equity investments, $1.2 million in other income, and $1.1 million in gain on sale of loans, offset partially by a $7.7 million decrease in gain on sale of securities. Warrant income increased due principally to higher gains from exercised warrants, driven by the active capital markets. The increase in dividends and gains on equity investments was due primarily to higher gains on sales and higher fair value gains on equity investments still held. The increase in gain on sale of loans was primarily due to a $1.4 million gain on one loan sold in the second quarter of 2021. The decrease in gain on sale of securities was due to no sales in the second quarter of 2021.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Noninterest income increased by $17.2 million to $85.2 million for the six months ended June 30, 2021 compared to $68.0 million for the six months ended June 30, 2020 due mainly to increases of $13.3 million in dividends and gains on equity investments, $9.0 million in warrant income, and $1.7 million in service charges on deposit accounts, offset partially by a $7.8 million decrease in gain on sale of securities. The increase in dividends and gains on equity investments was due primarily to higher gains on sales and higher fair value gains on equity investments still held. Warrant income increased due principally to higher gains from exercised warrants, driven by the active capital markets. The increase in service charges on deposit accounts was due primarily to fee waivers we granted customers in 2020 during the COVID pandemic. The decrease in gain on sale of securities was due to minimal sales in the 2021 period.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Noninterest Expense	2021	2021	2020	2021	2020
	(In thousands)
Compensation	$90,807	$79,882	$61,910	$170,689	$123,192
Occupancy	14,784	14,054	14,494	28,838	28,701
Leased equipment depreciation	8,614	8,969	7,102	17,583	14,307
Data processing	7,758	6,957	7,102	14,715	13,556
Other professional services	5,256	5,126	4,146	10,382	8,404
Customer related expense	4,973	4,818	4,408	9,791	8,340
Loan expense	4,031	3,193	3,379	7,224	6,029
Insurance and assessments	3,745	4,903	9,373	8,648	13,622
Intangible asset amortization	2,889	3,079	3,882	5,968	7,830
Acquisition, integration and reorganization costs	200	3,425	—	3,625	—
Foreclosed assets (income) expense, net	(119)	1	(146)	(118)	(80)
Other	8,812	15,729	11,315	24,541	21,034
Total operating expense	151,750	150,136	126,965	301,886	244,935
Goodwill impairment	—	—	—	—	1,470,000
Total noninterest expense	$151,750	$150,136	$126,965	$301,886	$1,714,935

Second Quarter of 2021 Compared to First Quarter of 2021
Noninterest expense increased by $1.6 million to $151.8 million for the second quarter of 2021 compared to $150.1 million for the first quarter of 2021 due mostly to an increase of $10.9 million in compensation expense, offset partially by decreases of $6.9 million in other expense, $3.2 million in acquisition, integration and reorganization costs, and $1.2 million in insurance and assessments expense. The increase in compensation expense was due mostly to compensation expense related to the Civic operations as a result of three months of activity in the second quarter of 2021 compared to two months of activity in the first quarter of 2021, in addition to growth across the Company which contributed to an increase in variable compensation during the second quarter of 2021. The decrease in other expense was due largely to a legal settlement accrual in the first quarter of 2021. The decrease in acquisition, integration and reorganization costs was due to lower advisory services and integration expenses related to the closed Civic acquisition and the pending acquisition of MUFG Union Bank's HOA Services Division. The decrease in insurance and assessments expense was due primarily to lower FDIC assessment expense resulting from a lower assessment rate, offset partially by a higher assessment base.
Second Quarter of 2021 Compared to Second Quarter of 2020
Noninterest expense increased by $24.8 million to $151.8 million for the second quarter of 2021 compared to $127.0 million for the second quarter of 2020 due primarily to a $28.9 million increase in compensation expense due mostly to the incremental compensation expense for Civic, which was acquired on February 1, 2021.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Noninterest expense decreased by $1.41 billion to $301.9 million for the six months ended June 30, 2021 compared to $1.71 billion for the six months ended June 30, 2020 due primarily to a $1.47 billion goodwill impairment in the 2020 period. Excluding the goodwill impairment, noninterest expense increased by $57.0 million in the 2021 period compared to the 2020 period. This increase was due primarily to a $47.5 million increase in compensation expense and a $3.6 million increase in acquisition, integration and reorganization costs. The increase in compensation expense was due to the incremental compensation expense from five months of Civic operations in the 2021 period and higher bonus expense, given the operating results in 2021, while the 2020 bonus amounts were below historical levels as a result of the higher provisions for credit losses in 2020. The increase in acquisition, integration, and reorganization costs was due to the costs in the 2021 period related to the closed Civic acquisition and the pending acquisition of MUFG Union Bank's HOA Services Division.
Income Taxes
The effective tax rate for the second quarter of 2021 was 25.7% compared to 26.3% for the first quarter of 2021 and 28.1% for the second quarter of 2020. The decreased effective tax rate in the second quarter of 2021 compared to the first quarter of 2021 and the second quarter of 2020 was primarily due to tax benefits resulting from the vesting of restricted stock and return-to-provision adjustments recorded in the second quarter of 2021. The effective tax rate for the six months ended June 30, 2021 was 26.0% compared to (1.8)% for the six months ended June 30, 2020. Excluding non-deductible goodwill impairment, the effective income tax rate was 26.3% for the six months ended June 30, 2020. The Company’s blended statutory tax rate for federal and state is 27.6% and the effective tax rate for the full year 2021 is estimated to be in the range of 25-27%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	June 30, 2021			March 31, 2021			December 31, 2020
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,817,499	25%	8.2	$1,646,054	28%	8.5	$1,531,617	29%	8.2
Agency commercial MBS	1,257,628	18%	3.6	1,273,402	22%	3.8	1,281,877	24%	3.2
Agency residential CMOs	1,142,398	16%	3.0	1,108,828	19%	2.8	1,219,880	23%	2.7
U.S. Treasury securities	877,153	12%	7.7	491,358	8%	7.4	5,302	—%	1.3
Agency residential MBS	552,411	8%	3.3	433,100	7%	2.5	341,074	7%	1.9
Corporate debt securities	508,708	7%	3.8	380,407	6%	3.9	311,889	6%	3.7
Collateralized loan obligations	382,043	5%	—	244,240	4%	—	135,876	3%	—
Private label commercial MBS	378,235	5%	7.4	71,033	1%	2.2	82,957	2%	1.8
Asset-backed securities	149,583	2%	0.1	152,982	3%	0.1	166,546	3%	0.1
Private label residential CMOs	96,922	1%	2.5	103,376	2%	2.6	116,946	2%	2.1
SBA securities	36,028	1%	3.7	36,910	—%	3.7	41,627	1%	3.2
Total securities available-
for-sale	$7,198,608	100%	5.1	$5,941,690	100%	4.8	$5,235,591	100%	4.3
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	June 30, 2021
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$471,398	26%
Texas	325,433	18%
Washington	284,026	15%
Maryland	74,684	4%
Oregon	71,513	4%
Georgia	68,952	4%
New York	67,159	4%
Colorado	58,954	3%
Ohio	39,666	2%
Tennessee	35,617	2%
Total of ten largest states	1,497,402	82%
All other states	320,097	18%
Total municipal securities	$1,817,499	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	June 30, 2021		March 31, 2021		December 31, 2020
		% of		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Other commercial real estate	$2,483,856	13%	$2,617,227	14%	$2,747,526	14%
SBA program	625,023	3%	610,086	3%	599,788	3%
Hotel	521,869	2%	539,139	3%	571,917	3%
Healthcare real estate	161,450	1%	175,158	1%	177,440	1%
Total commercial real estate mortgage	3,792,198	19%	3,941,610	21%	4,096,671	21%
Income producing and other residential	4,378,932	23%	3,823,179	20%	3,718,457	20%
Other residential real estate	241,890	1%	222,424	1%	84,808	—%
Total income producing and other
residential real estate mortgage	4,620,822	24%	4,045,603	21%	3,803,265	20%
Total real estate mortgage	8,413,020	43%	7,987,213	42%	7,899,936	41%
Real estate construction and land:
Commercial	930,785	5%	990,035	5%	1,117,121	6%
Residential	2,574,799	13%	2,575,788	14%	2,243,160	12%
Total real estate construction and land (1)	3,505,584	18%	3,565,823	19%	3,360,281	18%
Total real estate	11,918,604	61%	11,553,036	61%	11,260,217	59%
Commercial:
Lender finance	2,256,828	12%	2,113,395	11%	2,095,963	11%
Equipment finance	638,898	3%	647,423	4%	700,042	4%
Premium finance	482,822	2%	449,440	2%	438,761	2%
Other asset-based	172,355	1%	173,145	1%	194,517	1%
Total asset-based	3,550,903	18%	3,383,403	18%	3,429,283	18%
Equity fund loans	1,245,283	6%	889,828	5%	1,032,718	5%
Venture lending	504,149	3%	605,970	3%	665,790	4%
Total venture capital	1,749,432	9%	1,495,798	8%	1,698,508	9%
Paycheck Protection Program	609,200	3%	1,079,258	5%	1,057,422	5%
Secured business loans	434,032	2%	397,558	2%	430,263	2%
Security monitoring	207,232	1%	205,798	1%	329,312	2%
Other lending	671,445	4%	524,025	3%	558,117	3%
Total other commercial	1,921,909	10%	2,206,639	11%	2,375,114	12%
Total commercial	7,222,244	37%	7,085,840	37%	7,502,905	39%
Consumer	365,409	2%	340,352	2%	320,255	2%
Total loans and leases held for investment,
net of deferred fees	$19,506,257	100%	$18,979,228	100%	$19,083,377	100%
 ________________________________
(1)    Includes land and acquisition and development loans of $153.1 million at June 30, 2021, $148.1 million at March 31, 2021 and $167.1 million at December 31, 2020.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	June 30, 2021		December 31, 2020
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$7,238,094	61%	$6,942,768	62%
New York	728,125	6%	716,329	6%
Florida	715,790	6%	598,167	5%
Colorado	560,049	5%	386,480	3%
Washington	408,010	3%	413,014	4%
Oregon	299,084	2%	269,600	2%
Texas	243,830	2%	263,731	2%
Arizona	197,542	2%	171,533	2%
Nevada	185,716	2%	195,663	2%
Georgia	172,794	1%	116,444	1%
Total of 10 largest states	10,749,034	90%	10,073,729	89%
All other states	1,169,570	10%	1,186,488	11%
Total real estate loans held for investment, net of deferred fees	$11,918,604	100%	$11,260,217	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

	Three Months Ended	Six Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	June 30, 2021	June 30, 2021
	(Dollars in thousands)
Balance, beginning of period	$18,979,228	$19,083,377
Additions:
Production	1,663,151	3,275,928
Disbursements	1,662,644	2,685,630
Total production and disbursements	3,325,795	5,961,558
Reductions:
Payoffs	(1,969,118)	(3,604,382)
Paydowns	(802,222)	(1,869,640)
Total payoffs and paydowns	(2,771,340)	(5,474,022)
Sales	(26,610)	(99,251)
Transfers to foreclosed assets	—	(647)
Charge-offs	(816)	(4,804)
Transfers to loans held for sale	—	(25,554)
Total reductions	(2,798,766)	(5,604,278)
Loans and leases acquired through acquisition	—	65,600
Net increase	527,029	422,880
Balance, end of period	$19,506,257	$19,506,257

Weighted average rate on production (2)	4.55%	4.46%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 41 basis points to loan yields for the six months ended June 30, 2021.

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
In the second quarter of 2021, we used the Moody’s Consensus Forecast dated June 9, 2021 for the calculation of our quantitative component, which is consistent with the first quarter of 2021 when the Moody's Consensus Forecast dated March 20, 2021 was used. The key macro-economic variables used improved from previous economic forecasts which, when combined with improvements in other credit quality metrics such as a decline in classified and special mention loans, drove the decrease in the quantitative calculation of the allowance for credit losses in the second quarter. During the first quarter of 2021, we added qualitative components that were based on management’s assessment of various qualitative factors such as economic conditions and collateral dependency. These qualitative components were primarily related to certain loan portfolios including hotels, retail, and office properties that may react more slowly to the improvements in the general economic conditions. These sectors may see a slower economic recovery to pre-pandemic levels due to changes in consumer behavior such as less business travel due to more virtual meetings, more online shopping versus in person shopping, or the potential for more permanent shifts to remote or hybrid working arrangements. Additionally, small businesses in these sectors may face greater challenges once debt relief and PPP funding is exhausted. During the second quarter of 2021, these qualitative adjustments were updated resulting in a decrease in the qualitative component, primarily to reflect an improved forecast for hotel properties, compared to the first quarter of 2021.
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

The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Allowance for Credit Losses Data	2021	2021	2020	2020
	(Dollars in thousands)
Allowance for loan and lease losses	$225,600	$292,445	$348,181	$301,050
Reserve for unfunded loan commitments	74,571	90,571	85,571	80,571
Total allowance for credit losses	$300,171	$383,016	$433,752	$381,621

Allowance for loan and lease losses to loans and leases held for investment	1.16%	1.54%	1.82%	1.53%
Allowance for loan and lease losses to loans and leases held for investment,
excluding PPP loans	1.19%	1.63%	1.93%	1.63%
Allowance for credit losses to loans and leases held for investment	1.54%	2.02%	2.27%	1.94%
Allowance for credit losses to loans and leases held for investment,
excluding PPP loans	1.59%	2.14%	2.41%	2.06%
The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Roll Forward	2021	2021	2020	2021	2020
	(Dollars in thousands)
Balance, beginning of period	$383,016	$433,752	$274,863	$433,752	$174,646
Cumulative effect of change in accounting
principle - CECL, as of January 1, 2020:
Allowance for loan and lease losses	—	—	—	—	3,617
Reserve for unfunded loan commitments	—	—	—	—	3,710
Total cumulative effect	—	—	—	—	7,327
Provision for credit losses:
(Reduction in) addition to allowance for loan and lease losses	(72,000)	(53,000)	93,000	(125,000)	191,000
Addition to (reduction in) reserve for unfunded
loan commitments	(16,000)	5,000	27,000	(11,000)	41,000
Total provision for credit losses	(88,000)	(48,000)	120,000	(136,000)	232,000
Loans and leases charged off:
Real estate mortgage	(266)	(368)	(4,182)	(634)	(4,682)
Real estate construction and land	(75)	(700)	—	(775)	—
Commercial	(277)	(2,574)	(11,439)	(2,851)	(30,671)
Consumer	(198)	(346)	(165)	(544)	(638)
Total loans and leases charged off	(816)	(3,988)	(15,786)	(4,804)	(35,991)
Recoveries on loans charged off:
Real estate mortgage	4,882	545	127	5,427	251
Real estate construction and land	—	—	—	—	—
Commercial	1,029	697	2,392	1,726	3,347
Consumer	60	10	25	70	41
Total recoveries on loans charged off	5,971	1,252	2,544	7,223	3,639
Net recoveries (charge-offs)	5,155	(2,736)	(13,242)	2,419	(32,352)
Balance, end of period	$300,171	$383,016	$381,621	$300,171	$381,621

Annualized net (recoveries) charge-offs to
average loans and leases	(0.11)%	0.06%	0.27%	(0.03)%	0.33%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Charge-offs	2021	2021	2020	2021	2020
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hotel	—	343	—	343	—
SBA program	211	25	76	236	274
Other commercial real estate	—	—	4,106	—	4,233
Total commercial real estate mortgage	211	368	4,182	579	4,507
Income producing and other residential	55	—	—	55	—
Other residential real estate	—	—	—	—	175
Total income producing and other residential
real estate mortgage	55	—	—	55	175
Total real estate mortgage	266	368	4,182	634	4,682
Real estate construction and land:
Commercial	75	700	—	775	—
Residential	—	—	—	—	—
Total real estate construction and land	75	700	—	775	—
Commercial:
Lender finance	—	—	—	—	—
Equipment finance	—	—	—	—	11,550
Premium finance	—	—	—	—	—
Other asset-based	—	—	—	—	—
Total asset-based	—	—	—	—	11,550
Equity fund loans	—	—	—	—	—
Venture lending	—	620	6,470	620	6,813
Total venture capital	—	620	6,470	620	6,813
Paycheck Protection Program	—	—	—	—	—
Security monitoring	—	—	4,180	—	10,236
Secured business loans	—	47	—	47	2,072
Other lending	277	1,907	789	2,184	—
Total other commercial	277	1,954	4,969	2,231	12,308
Total commercial	277	2,574	11,439	2,851	30,671
Consumer	198	346	165	544	638
Total charge-offs	$816	$3,988	$15,786	$4,804	$35,991

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Recoveries	2021	2021	2020	2021	2020
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hotel	—	—	—	—	—
SBA program	20	17	15	37	122
Other commercial real estate	4,860	524	103	5,384	115
Total commercial real estate mortgage	4,880	541	118	5,421	237
Income producing and other residential	—	—	—	—	—
Other residential real estate	2	4	9	6	14
Total income producing and other
residential real estate mortgage	2	4	9	6	14
Total real estate mortgage	4,882	545	127	5,427	251
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—
Commercial:
Lender finance	—	—	—	—	—
Equipment finance	7	107	8	114	238
Premium finance	—	—	—	—	—
Other asset-based	98	161	14	259	149
Total asset-based	105	268	22	373	387
Equity fund loans	—	—	—	—	—
Venture lending	44	57	114	101	299
Total venture capital	44	57	114	101	299
Paycheck Protection Program	—	—	—	—	—
Security monitoring	—	—	—	—	—
Secured business loans	73	126	139	199	217
Other lending	807	246	2,117	1,053	2,444
Total other commercial	880	372	2,256	1,252	2,661
Total commercial	1,029	697	2,392	1,726	3,347
Consumer	60	10	25	70	41
Total recoveries	$5,971	$1,252	$2,544	$7,223	$3,639
The increase in recoveries during the second quarter of 2021 was due mainly to a single commercial real estate loan related to a lifestyle retail center which paid off in full during the second quarter.

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	June 30, 2021		March 31, 2021		December 31, 2020
		% of		% of		% of
Deposit Composition	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$11,252,286	38%	$11,017,462	39%	$9,193,827	37%
Interest checking	7,394,472	25%	6,862,398	25%	5,974,910	24%
Money market	7,777,199	26%	7,112,610	25%	6,532,917	26%
Savings	614,204	2%	583,878	2%	562,826	2%
Total core deposits	27,038,161	91%	25,576,348	91%	22,264,480	89%
Non-core non-maturity deposits	1,122,971	4%	1,162,590	4%	1,149,467	5%
Total non-maturity deposits	28,161,132	95%	26,738,938	95%	23,413,947	94%
Time deposits $250,000 and under	913,371	3%	940,340	3%	994,197	4%
Time deposits over $250,000	572,531	2%	544,013	2%	532,573	2%
Total time deposits	1,485,902	5%	1,484,353	5%	1,526,770	6%
Total deposits	$29,647,034	100%	$28,223,291	100%	$24,940,717	100%
During the second quarter of 2021, total deposits increased by $1.4 billion to $29.6 billion, due primarily to an increase of $1.5 billion in core deposits. The increase in core deposits in the second quarter of 2021 was driven primarily by continued strong deposit growth from our venture banking customers. At June 30, 2021, core deposits totaled $27.0 billion, or 91% of total deposits, including $11.3 billion of noninterest-bearing demand deposits, or 38% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
June 30, 2021	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$247,102	$94,967	$342,069
Due in over three months through six months	198,239	129,168	327,407
Due in over six months through twelve months	231,172	337,799	568,971
Total due within twelve months	676,513	561,934	1,238,447
Due in over 12 months through 24 months	101,988	8,296	110,284
Due in over 24 months	134,870	2,301	137,171
Total	$913,371	$572,531	$1,485,902
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At June 30, 2021, total off-balance sheet client investment funds were $1.3 billion, of which $1.0 billion was managed by PWAM. At December 31, 2020, total off-balance sheet client investment funds were $1.3 billion, of which $1.0 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2021	2021	2020	2020
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$56,803	$67,652	$91,163	$166,113
Foreclosed assets, net	13,227	14,298	14,027	1,449
Total nonperforming assets	$70,030	$81,950	$105,190	$167,562

Performing TDRs held for investment	$40,129	$27,999	$14,254	$15,037
Classified loans and leases held for investment	$147,267	$163,117	$265,262	$293,230
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.29%	0.36%	0.48%	0.84%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.36%	0.43%	0.55%	0.85%
Allowance for credit losses to nonaccrual loans and leases
held for investment	528.4%	566.2%	475.8%	229.7%
Classified loans and leases held for investment
to loans and leases held for investment	0.75%	0.86%	1.39%	1.49%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	June 30, 2021		March 31, 2021		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(Dollars in thousands)
Real estate mortgage:
Commercial	$32,065	$—	$46,436	$5	$(14,371)	$(5)
Income producing and other residential	6,133	2,179	2,471	6,339	3,662	(4,160)
Total real estate mortgage	38,198	2,179	48,907	6,344	(10,709)	(4,165)
Real estate construction and land:
Commercial	284	—	302	—	(18)	—
Residential	1,934	22,714	416	1,241	1,518	21,473
Total real estate construction and land	2,218	22,714	718	1,241	1,500	21,473
Commercial:
Asset-based	1,973	—	2,379	—	(406)	—
Venture capital	2,717	—	2,432	6,750	285	(6,750)
Other commercial	11,337	270	12,660	1,251	(1,323)	(981)
Total commercial	16,027	270	17,471	8,001	(1,444)	(7,731)
Consumer	360	1,454	556	954	(196)	500
Total held for investment	$56,803	$26,617	$67,652	$16,540	$(10,849)	$10,077

The increase in 30-89 days delinquent residential construction loans in the second quarter of 2021 is due to an increase in delinquent short-term, single-family renovation loans. With this product, it is common for the borrower to let the loan become delinquent once they enter escrow to sell the renovated home as the loan will be paid off through the close of escrow.
During the second quarter of 2021, nonaccrual loan and leases held for investment decreased by $10.8 million to $56.8 million at June 30, 2021 due mainly to charge-offs of $0.5 million and principal payments and other reductions of $26.7 million, offset partially by additions of $16.3 million. Included in principal payments and other reductions was the payoff of one nonaccrual commercial real estate mortgage loan for $22.6 million. As of June 30, 2021, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $12.9 million and represented 23% of total nonaccrual loans and leases.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Property Type	2021	2021	2020	2020
	(In thousands)
Commercial real estate	$12,594	$13,612	$12,979	$28
Single-family residence	—	—	—	—
Construction and land development	219	219	219	219
Total OREO, net	12,813	13,831	13,198	247
Other foreclosed assets	414	467	829	1,202
Total foreclosed assets, net	$13,227	$14,298	$14,027	$1,449
During the second quarter of 2021, foreclosed assets decreased by $1.1 million to $13.2 million at June 30, 2021 due to sales of $1.1 million.
Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	June 30, 2021		March 31, 2021		December 31, 2020
		Number		Number		Number
		of		of		of
Performing TDRs	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$6,415	19	$6,584	20	$6,631	20
Real estate construction and land	1,439	1	1,445	1	1,451	1
Commercial	32,250	20	19,944	23	6,146	21
Consumer	25	1	26	1	26	1
Total performing TDRs held for investment	$40,129	41	$27,999	45	$14,254	43
During the second quarter of 2021, performing TDRs held for investment increased by $12.1 million to $40.1 million at June 30, 2021 attributable primarily to the addition of a $13.2 million security monitoring loan, offset by principal payments and other reductions of $1.1 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
Loan and Lease Credit Risk Ratings	2021	2021	2020	2020
	(Dollars in thousands)
Pass	$18,822,938	$18,183,114	$18,096,830	$18,635,004
Special mention	536,052	632,997	721,285	766,397
Classified	147,267	163,117	265,262	293,230
Total loans and leases held for investment, net of deferred fees	$19,506,257	$18,979,228	$19,083,377	$19,694,631
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
During the second quarter of 2021, classified loans and leases decreased by $15.9 million to $147.3 million at June 30, 2021 due mostly to a decrease of $14.6 million in commercial real estate mortgage loans. Classified loans and leases peaked in the second quarter of 2020 at $293.2 million.
During the second quarter of 2021, special mention loans and leases decreased by $96.9 million to $536.1 million at June 30, 2021 due mainly to decreases of $55.5 million in venture capital loans and $39.4 million in asset-based loans. Special mention loans and leases peaked in the first quarter of 2020 at $898.7 million, as we proactively downgraded certain loans at the onset of the COVID-19 pandemic.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	June 30, 2021		March 31, 2021		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$62,827	$242,159	$77,444	$254,463	$(14,617)	$(12,304)
Income producing and other residential	12,681	60,843	9,064	63,231	3,617	(2,388)
Total real estate mortgage	75,508	303,002	86,508	317,694	(11,000)	(14,692)
Real estate construction and land:
Commercial	284	67,292	302	66,790	(18)	502
Residential	1,934	8,234	416	602	1,518	7,632
Total real estate construction and land	2,218	75,526	718	67,392	1,500	8,134
Commercial:
Asset-based	24,351	102,734	24,941	142,122	(590)	(39,388)
Venture capital	5,708	33,910	8,727	89,423	(3,019)	(55,513)
Other commercial	39,005	18,340	41,597	13,535	(2,592)	4,805
Total commercial	69,064	154,984	75,265	245,080	(6,201)	(90,096)
Consumer	477	2,540	626	2,831	(149)	(291)
Total	$147,267	$536,052	$163,117	$632,997	$(15,850)	$(96,945)

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At June 30, 2021, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity tier 1, tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At June 30, 2021, the Company and Bank were in compliance with the capital conservation buffer requirement.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the June 30, 2021 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years from 2023 to 2025. The add-back as of June 30, 2021 ranged from 0 basis points to 14 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
June 30, 2021
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	7.67%	4.00%	4.00%	N/A
CET1 capital ratio	10.41%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.41%	6.00%	8.50%	N/A
Total capital ratio	14.99%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 leverage capital ratio	8.47%	4.00%	4.00%	5.00%
CET1 capital ratio	11.51%	4.50%	7.00%	6.50%
Tier 1 capital ratio	11.51%	6.00%	8.50%	8.00%
Total capital ratio	14.22%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
December 31, 2020
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	8.55%	4.00%	4.00%	N/A
CET1 capital ratio	10.53%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.53%	6.00%	8.50%	N/A
Total capital ratio	13.76%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 leverage capital ratio	9.53%	4.00%	4.00%	5.00%
CET1 capital ratio	11.73%	4.50%	7.00%	6.50%
Tier 1 capital ratio	11.73%	6.00%	8.50%	8.00%
Total capital ratio	12.99%	8.00%	10.50%	10.00%
Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. On April 30, 2021, the Bank completed the sale of $400 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due May 1, 2031. For further information, see Note 10. Borrowings and Subordinated Debt in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
The carrying value of subordinated debt totaled $861.8 million at June 30, 2021. At June 30, 2021, none of the trust preferred securities was included in the Company's Tier I capital under the phase-out limitations of Basel III, and $847.8 million were included in Tier II capital.
Dividends on Common Stock and Interest on Subordinated Debt
As a bank holding company, PacWest is required to notify and receive approval from the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made on subordinated debt are considered dividend payments under FRB regulations. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. Given the impact of the goodwill impairment charge on net earnings in the first quarter of 2020, we were required to receive approval from the FRB prior to declaring a dividend from March 31, 2020 through March 31, 2021, but are no longer required to obtain such approval.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $3.3 billion at June 30, 2021, of which all was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $5.5 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $1.4 billion at June 30, 2021, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $1.9 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of June 30, 2021, there was no balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2021, the Bank had borrowed nothing through the AFX.
    The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	June 30,	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2021	2021	2020
	(Dollars in thousands)
Cash and due from banks	$179,505	$177,199	$150,464
Interest-earning deposits in financial institutions	5,678,587	5,517,667	3,010,197
Securities available-for-sale	7,198,608	5,941,690	5,235,591
Less: pledged securities	(489,976)	(488,047)	(449,330)
Total primary liquidity	$12,566,724	$11,148,509	$7,946,922

Ratio of primary liquidity to total deposits	42.4%	39.5%	31.9%

Secondary Liquidity - Off-Balance Sheet	June 30,	March 31,	December 31,
Available Secured Borrowing Capacity	2021	2021	2020
	(In thousands)
Secured borrowing capacity with the FHLB	$3,307,329	$3,459,294	$3,330,715
Less: secured advances outstanding	—	(5,000)	(5,000)
Available secured borrowing capacity with the FHLB	3,307,329	3,454,294	3,325,715
Available secured borrowing capacity with the FRBSF	1,436,648	1,413,182	1,409,452
Total secondary liquidity	$4,743,977	$4,867,476	$4,735,167
During the three months ended June 30, 2021, the Company's primary liquidity increased by $1.4 billion to $12.6 billion at June 30, 2021 due mainly to a $1.3 billion increase in securities available-for-sale and a $160.9 million increase in interest-earning deposits in financial institutions. During the second quarter of 2021, the Company's secondary liquidity decreased by $123.5 million to $4.7 billion at June 30, 2021 due primarily to a $147.0 million decrease in secured borrowing capacity with the FHLB, offset partially by a $23.5 million increase in secured borrowing capacity with the FRBSF.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At June 30, 2021, core deposits totaled $27.0 billion and represented 91% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.

Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2021, brokered deposits totaled $1.3 billion, consisting primarily of $1.1 billion of non-maturity brokered accounts and $195.7 million of brokered time deposits. At December 31, 2020, brokered deposits totaled $1.3 billion, consisting mainly of $1.1 billion of non-maturity brokered accounts and $195.7 million of brokered time deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. At June 30, 2021, the Bank was in compliance with all established liquidity guidelines.
Holding Company Liquidity
PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and PacWest's ability to raise capital, issue subordinated debt, and secure outside borrowings. PacWest's ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. PacWest's ability to pay dividends is also subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debt. Approval by the FRB is required prior to our declaring and paying a cash dividend during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. PacWest may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends. Due to the impact of the goodwill impairment charge on net earnings in the first quarter of 2020, we were required to receive approval from the FRB, as described above, prior to declaring a dividend, for the period of March 31, 2020 to March 31, 2021, but are no longer required to obtain such approval.
Dividends paid by California state-chartered banks are regulated by the FDIC for non-member banks and the DFPI under their general supervisory authority. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank had a net loss of $256.7 million during the three fiscal years of 2020, 2019, and 2018, compared to dividends of $1.3 billion paid by the Bank during that same period. During the three and six months ended June 30, 2021, PacWest received $33.0 million and $66.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $1.7 billion at June 30, 2021, for the foreseeable future any dividends from the Bank to PacWest will continue to require DFPI and FDIC approval consistent with what has been required since 2008 when Bank first had an accumulated deficit triggered by goodwill impairment write-downs during the financial crisis of 2007-2008.
At June 30, 2021, PacWest had $133.4 million in cash and cash equivalents, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
June 30, 2021	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits	$1,238,447	$168,107	$79,348	$—	$1,485,902
Short-term borrowings	6,625	—	—	—	6,625
Long-term debt obligations (1)	—	—	—	942,352	942,352
Contractual interest (2)	14,891	28,153	25,558	—	68,602
Operating lease obligations	35,231	59,113	31,109	28,309	153,762
Other contractual obligations	76,958	113,426	11,150	25,822	227,356
Total	$1,372,152	$368,799	$147,165	$996,483	$2,884,599
_______________________________________
(1)    Excludes issuance costs and purchase accounting fair value adjustments.
(2)    Excludes interest on variable rate subordinated debt instruments.
Long-term debt obligations include subordinated debt. Debt obligations are also discussed in Note 10. Borrowings and Subordinated Debt, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Form 10-K. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider, commitments to contribute capital to investments in low income housing project partnerships and private equity funds, and commitments under deferred compensation arrangements.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At June 30, 2021, our loan commitments and standby letters of credit were $7.9 billion and $343.7 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 12. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of June 30, 2021, the U.S. Dollar notional amounts of subordinated debt payable denominated in foreign currencies was $30.6 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures was $28.5 million. We recognized a foreign currency translation net gain of $218,000 for the six months ended June 30, 2021 and a foreign currency translation net loss of $614,000 for the six months ended June 30, 2020.
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
We evaluated the results of our NII simulation model and MVE model prepared as of June 30, 2021, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2021. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at June 30, 2021. In order to arrive at the base case, we extend our balance sheet at June 30, 2021 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2021. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate that are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of June 30, 2021 assumes interest-bearing deposits reprice at 28% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
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

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
June 30, 2021	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,296.5	25.1%	4.08%	0.82%
Up 200 basis points	$1,192.6	15.1%	3.75%	0.49%
Up 100 basis points	$1,101.1	6.3%	3.47%	0.21%
BASE CASE	$1,036.1	—	3.26%	—
Down 25 basis points	$1,033.3	(0.3)%	3.25%	(0.01)%
Down 50 basis points	$1,026.4	(0.9)%	3.23%	(0.03)%
Down 100 basis points	$1,022.0	(1.4)%	3.22%	(0.04)%

During the second quarter of 2021, total base case year 1 tax equivalent NII increased by $1.7 million to $1.0 billion at June 30, 2021, and the base case tax equivalent NIM decreased to 3.26% from 3.48%. The increase in year 1 NII compared to March 31, 2021 NII was attributable to balance sheet growth (interest-earning deposits in financial institutions, investment securities, and loans and leases), offset partially by lower loan yields. The tax equivalent NIM decreased due to the lower loan yields and the earning assets mix shift from the increase in the balance of low yielding interest-earning deposits in financial institutions during the second quarter of 2021.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Bear Flattener Severe” scenario, when short-term rates increase faster than long-term rates. In the “Bear Flattener Severe” scenario, Year 1 tax equivalent NII increases by 4.79%. Because of the low level of market interest rates and the assumption that market rates contain a 0% floor, the ad hoc scenarios that assume decreasing interest rates do not differ materially from the base case scenario.

At June 30, 2021, we had $19.6 billion of total loans that included $10.9 billion with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $9.1 billion, or 83%, contained interest rate floor provisions, which included $9.0 billion of loans with "in-the-money" floors, meaning the loan coupon will not adjust down if there are future decreases to the index interest rate. The following table summarizes the estimated balance of loans with "in-the-money" floors for the indicated increases in interest rates:

June 30, 2021
Total Amount of
Loans With
Basis Points of	"In-the-Money"
Rate Increases	Loan Floors
(Dollars in millions)
50 bps	$5,932
100 bps	$3,728
150 bps	$2,518
200 bps	$1,044
250 bps	$76
At June 30, 2021, we also had $2.9 billion of variable-rate hybrid loans that do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $144.5 million, $486.2 million, and $925.1 million in the next one, two, and three years.
LIBOR is expected to be phased out after 2021, as such the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR.  The business processes impacted relate primarily to our variable-rate loans and our subordinated debt, both of which are indexed to LIBOR. For further information, see Item 1A. "Risk Factors" of our Form 10-K.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at June 30, 2021.

The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
June 30, 2021	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$6,927.4	$882.7	14.6%	19.9%	180.1%
Up 200 basis points	$6,661.4	$616.7	10.2%	19.1%	173.2%
Up 100 basis points	$6,361.2	$316.5	5.2%	18.2%	165.4%
BASE CASE	$6,044.7	$—	—%	17.3%	157.1%
Down 50 basis points	$5,885.1	$(159.6)	(2.6)%	16.9%	153.0%
Down 100 basis points	$5,771.4	$(273.3)	(4.5)%	16.6%	150.0%
During the second quarter of 2021, total base case projected market value of equity increased by $45.3 million to $6.0 billion. This increase in base case projected MVE was due mostly to: (1) a $192.5 million increase in the book value of stockholders' equity due mainly to $180.5 million of net earnings and a $39.1 million increase in accumulated other comprehensive income, offset partially by $29.9 of cash dividends paid; offset partially by (2) a $62.2 million decrease in the mark-to-market adjustment for loans and leases; (3) a $16.3 million increase in the mark-to-market adjustment for total deposits; and (4) a $72.4 million increase in the mark-to-market adjustment for subordinated debt due primarily to the updated tighter credit spreads used for the valuation of holding company TRUPS.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the second quarter of 2021:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
(In thousands)
April 1 - April 30, 2021	—	$—	—	$—
May 1 - May 31, 2021	135,663	$45.17	—	$—
June 1 - June 30, 2021	1,148	$41.16	—	$—
Total	136,811	$45.14	—
__________________________
(1)    Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.
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

10.6	2018 Executive Incentive Plan, as amended and restated February 14, 2018 (Exhibit 10.1 to Form 8-K filed on February 16, 2018 and incorporated herein by this reference).
10.7	Indemnification Agreement applicable to the directors and executive officers of the Company (Exhibit 10.10 to Form 10-K filed on February 28, 2020 and incorporated herein by this reference).
10.8	PacWest Bancorp Change in Control Severance Plan, dated February 12, 2020 (Exhibit 10.1 to Form 8-K filed on February 14, 2020 and incorporated herein by this reference).
10.9	Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (Appendix A to the Company's Definitive Proxy Statement filed on March 26, 2021 and incorporated herein by this reference).
10.10	Form of Stock Award Agreement and Grant Notice pursuant to the Company's Amended and Restated 2017 Stock Incentive Plan (Filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).

Exhibit Number	Description
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i)  the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii)  the Condensed Consolidated Statements of Earnings (Loss) for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020 and six months ended June 30, 2021 and 2020, (iii)  the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020 and six months ended June 30, 2021 and 2020, (iv)  the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2021 and 2020, (v)   the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

PACWEST BANCORP

Date:	August 6, 2021	/s/ Bart R. Olson
Bart R. Olson
Chief Financial Officer and Principal Financial Officer