Form 10-Q
period 2021-09-30
PACWEST BANCORP
filed 2021-11-08
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of October 29, 2021, there were 117,257,813 shares of the registrant's common stock outstanding, excluding 2,298,882 shares of unvested restricted stock.

PACWEST BANCORP
SEPTEMBER 30, 2021 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRB	Board of Governors of the Federal Reserve System
AFX	American Financial Exchange	FRBSF	Federal Reserve Bank of San Francisco
ALLL	Allowance for Loan and Lease Losses	GDP	Gross Domestic Product
ALM	Asset Liability Management	IPO	Initial Public Offering
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	LIBOR	London Inter-bank Offered Rate
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIHTC	Low Income Housing Tax Credit
BHCA	Bank Holding Company Act of 1956, as amended	MBS	Mortgage-Backed Securities
BOLI	Bank Owned Life Insurance	MVE	Market Value of Equity
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net Asset Value
CDI	Core Deposit Intangible Assets	NII	Net Interest Income
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
CET1	Common Equity Tier 1	NSF	Non-Sufficient Funds
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	OREO	Other Real Estate Owned
CMBS	Commercial Mortgage-Backed Securities	PD/LGD	Probability of Default/Loss Given Default
CMOs	Collateralized Mortgage Obligations	PPP	Paycheck Protection Program
COVID-19	Coronavirus Disease	PRSUs	Performance-Based Restricted Stock Units
CPI	Consumer Price Index	PWAM	Pacific Western Asset Management Inc.
CRA	Community Reinvestment Act	ROU	Right-of-use
CRE	Commercial Real Estate	SBA	Small Business Administration
CRI	Customer Relationship Intangible Assets	SBIC	Small Business Investment Company
DFPI	California Department of Financial Protection and Innovation	SEC	Securities and Exchange Commission
DTAs	Deferred Tax Assets	SOFR	Secured Overnight Financing Rate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
EAD	Exposure at Default	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	TDRs	Troubled Debt Restructurings
FASB	Financial Accounting Standards Board	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$174,585	$150,464
Interest-earning deposits in financial institutions	3,524,613	3,010,197
Total cash, cash equivalents, and restricted cash	3,699,198	3,160,661
Securities available-for-sale, at fair value	9,276,926	5,235,591
Federal Home Loan Bank stock, at cost	17,250	17,250
Total investment securities	9,294,176	5,252,841
Gross loans and leases held for investment	20,588,255	19,153,357
Deferred fees, net	(77,235)	(69,980)
Allowance for loan and lease losses	(203,733)	(348,181)
Total loans and leases held for investment, net	20,307,287	18,735,196
Equipment leased to others under operating leases	334,275	333,846
Premises and equipment, net	47,246	39,234
Foreclosed assets, net	13,364	14,027
Goodwill	1,204,118	1,078,670
Core deposit and customer relationship intangibles, net	15,533	23,641
Other assets	970,479	860,326
Total assets	$35,885,676	$29,498,442

LIABILITIES:
Noninterest-bearing deposits	$12,881,806	$9,193,827
Interest-bearing deposits	17,677,939	15,746,890
Total deposits	30,559,745	24,940,717
Borrowings	—	5,000
Subordinated debt	862,447	465,812
Accrued interest payable and other liabilities	545,050	491,962
Total liabilities	31,967,242	25,903,491

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at September 30, 2021 and
December 31, 2020; 122,093,755 and 120,736,834 shares issued, respectively, includes
2,321,753 and 1,608,126 shares of unvested restricted stock, respectively)	1,221	1,207
Additional paid-in capital	3,035,052	3,100,633
Retained earnings	880,305	409,391
Treasury stock, at cost (2,514,189 and 2,321,981 shares at September 30, 2021 and
December 31, 2020)	(97,003)	(88,803)
Accumulated other comprehensive income, net	98,859	172,523
Total stockholders' equity	3,918,434	3,594,951
Total liabilities and stockholders' equity	$35,885,676	$29,498,442
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$246,722	$244,529	$240,811	$732,795	$750,940
Investment securities	40,780	33,954	24,443	104,999	77,927
Deposits in financial institutions	2,580	2,022	654	6,130	2,448
Total interest income	290,082	280,505	265,908	843,924	831,315
Interest expense:
Deposits	6,417	7,269	9,887	21,186	51,209
Borrowings	101	265	27	559	8,124
Subordinated debt	7,722	6,663	4,670	18,760	16,632
Total interest expense	14,240	14,197	14,584	40,505	75,965
Net interest income	275,842	266,308	251,324	803,419	755,350
Provision for credit losses	(20,000)	(88,000)	97,000	(156,000)	329,000
Net interest income after provision for credit losses	295,842	354,308	154,324	959,419	426,350
Noninterest income:
Leased equipment income	10,943	10,847	9,900	33,144	34,188
Other commissions and fees	11,792	10,704	10,541	31,654	30,373
Service charges on deposit accounts	3,407	3,452	2,570	9,793	7,232
Gain on sale of loans and leases	—	1,422	35	1,561	468
Gain on sale of securities	515	—	5,270	616	13,167
Other income	24,688	13,946	9,936	59,777	20,782
Total noninterest income	51,345	40,371	38,252	136,545	106,210
Noninterest expense:
Compensation	98,061	90,807	75,131	268,750	198,323
Occupancy	14,928	14,784	14,771	43,766	43,472
Leased equipment depreciation	8,603	8,614	7,057	26,186	21,364
Data processing	7,391	7,758	6,505	22,106	20,061
Other professional services	5,164	5,256	4,713	15,546	13,117
Insurance and assessments	3,685	3,745	3,939	12,333	17,561
Customer related expense	4,538	4,973	4,762	14,329	13,102
Loan expense	4,180	4,031	3,499	11,404	9,528
Intangible asset amortization	2,890	2,889	3,751	8,858	11,581
Acquisition, integration and reorganization costs	200	200	—	3,825	—
Foreclosed assets expense (income), net	165	(119)	335	47	255
Goodwill impairment	—	—	—	—	1,470,000
Other expense	9,616	8,812	8,939	34,157	29,973
Total noninterest expense	159,421	151,750	133,402	461,307	1,848,337
Earnings (loss) before income taxes	187,766	242,929	59,174	634,657	(1,315,777)
Income tax expense	47,770	62,417	13,671	163,743	38,627
Net earnings (loss)	$139,996	$180,512	$45,503	$470,914	$(1,354,404)

Earnings (loss) per share:
Basic	$1.17	$1.52	$0.38	$3.96	$(11.60)
Diluted	$1.17	$1.52	$0.38	$3.96	$(11.60)
See Notes to Condensed Consolidated Financial Statements.

` PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
	(Unaudited)
	(In thousands)
Net earnings (loss)	$139,996	$180,512	$45,503	$470,914	$(1,354,404)
Other comprehensive income (loss), net of tax:
Unrealized net holding (losses) gains on securities
available-for-sale arising during the period	(63,956)	54,076	19,745	(101,403)	119,708
Income tax benefit (expense) related to net unrealized
holding (losses) gains arising during the period	17,672	(14,941)	(5,510)	28,185	(33,399)
Unrealized net holding (losses) gains on securities
available-for-sale, net of tax	(46,284)	39,135	14,235	(73,218)	86,309
Reclassification adjustment for net gains
included in net earnings (1)	(515)	—	(5,270)	(616)	(13,167)
Income tax expense related to reclassification
adjustment	142	—	1,471	170	3,674
Reclassification adjustment for net gains
included in net earnings, net of tax	(373)	—	(3,799)	(446)	(9,493)
Other comprehensive income (loss), net of tax	(46,657)	39,135	10,436	(73,664)	76,816
Comprehensive income (loss)	$93,339	$219,647	$55,939	$397,250	$(1,277,588)
___________________________________
(1)    Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings (Loss).
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2021
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2020	118,414,853	$1,207	$3,100,633	$409,391	$(88,803)	$172,523	$3,594,951
Net earnings	—	—	—	150,406	—	—	150,406
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(66,142)	(66,142)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	743,444	8	6,409	—	—	—	6,417
Restricted stock surrendered	(52,655)	—	—	—	(1,908)	—	(1,908)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,587)	—	—	—	(29,587)
Balance, March 31, 2021	119,105,642	$1,215	$3,077,455	$559,797	$(90,711)	$106,381	$3,654,137
Net earnings	—	—	—	180,512	—	—	180,512
Other comprehensive income - net
unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	39,135	39,135
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	586,271	6	8,983	—	—	—	8,989
Restricted stock surrendered	(136,811)	—	—	—	(6,176)	—	(6,176)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,916)	—	—	—	(29,916)
Balance, June 30, 2021	119,555,102	$1,221	$3,056,522	$740,309	$(96,887)	$145,516	$3,846,681
Net earnings	—	—	—	139,996	—	—	139,996
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(46,657)	(46,657)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	27,206	—	8,501	—	—	—	8,501
Restricted stock surrendered	(2,742)	—	—	—	(116)	—	(116)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,971)	—	—	—	(29,971)
Balance, September 30, 2021	119,579,566	$1,221	$3,035,052	$880,305	$(97,003)	$98,859	$3,918,434

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

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2021	2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$470,914	$(1,354,404)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	—	1,470,000
Depreciation and amortization	38,311	33,303
Amortization of net premiums on securities available-for-sale	28,480	9,994
Amortization of intangible assets	8,858	11,581
Amortization of operating lease ROU assets	22,866	22,080
Provision for credit losses	(156,000)	329,000
Gain on sale of foreclosed assets	(135)	(187)
Provision for losses on foreclosed assets	14	267
Gain on sale of loans and leases	(1,561)	(468)
(Gain) loss on sale of premises and equipment	(5)	309
Gain on sale of securities	(616)	(13,167)
Gain on BOLI death benefit	(491)	—
Unrealized (gain) loss on derivatives and foreign currencies, net	(804)	494
Earned stock compensation	23,907	19,847
Increase in other assets	(1,516)	(60,450)
Decrease in accrued interest payable and other liabilities	(39,911)	(125,262)
Net cash provided by operating activities	392,311	342,937

Cash flows from investing activities:
Cash paid for acquisition, net	(123,090)	—
Net increase in loans and leases	(1,485,780)	(269,253)
Proceeds from sales of loans and leases	128,541	6,536
Proceeds from maturities and paydowns of securities available-for-sale	628,988	292,769
Proceeds from sales of securities available-for-sale	121,351	167,267
Purchases of securities available-for-sale	(4,921,557)	(1,085,749)
Net redemptions of Federal Home Loan Bank stock	—	23,674
Proceeds from sales of foreclosed assets	1,846	983
Purchases of premises and equipment, net	(15,078)	(11,013)
Proceeds from sales of premises and equipment	95	4
Proceeds from BOLI death benefit	4,143	761
Net (increase) decrease in equipment leased to others under operating leases	(16,346)	16,860
Net cash used in investing activities	(5,676,887)	(857,161)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	3,650,640	2,105,033
Net increase in interest-bearing deposits	1,931,049	2,629,213
Net decrease in borrowings	(55,210)	(1,699,008)
Proceeds from subordinated notes offering	394,308	—
Common stock repurchased and restricted stock surrendered	(8,200)	(75,132)
Cash dividends paid	(89,474)	(130,310)
Net cash provided by financing activities	5,823,113	2,829,796

Net increase in cash, cash equivalents, and restricted cash	538,537	2,315,572
Cash, cash equivalents, and restricted cash, beginning of period	3,160,661	637,624
Cash, cash equivalents, and restricted cash, end of period	$3,699,198	$2,953,196

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2021	2020
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$35,505	$86,060
Cash paid for income taxes	94,770	92,953
Loans transferred to foreclosed assets	1,062	14,370
Transfers from loans held for investment to loans held for sale	25,554	—

Effective February 1, 2021, the Company acquired Civic
in a transaction summarized as follows:
Fair value of assets acquired	$307,997	—
Cash paid	(160,420)	—
Liabilities assumed	$147,577	—
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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 69 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank provides venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. The Bank also offers financing of non-owner-occupied investor properties through Civic Financial Services, a wholly-owned subsidiary. The Bank also offers a specialized suite of services for the HOA industry. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. ACQUISITIONS
Acquisition of Civic
On February 1, 2021, the Bank completed the acquisition of Civic in an all-cash transaction. Civic, located in Redondo Beach, California, is one of the leading lenders in the United States specializing in residential non-owner-occupied investment properties. The acquisition of Civic advances the Bank’s strategy to diversify and expand its lending portfolio, diversify its revenue streams, and deploy excess liquidity into higher-yielding assets. Civic operates as a subsidiary of the Bank and at September 30, 2021 had $1.0 billion of loans outstanding. The loans are categorized as either income producing and other residential real estate mortgage or residential real estate construction and land based on their purpose.
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
NOTE 3. RESTRICTED CASH BALANCES
The FRBSF establishes cash reserve requirements that its member banks must maintain based on a percentage of deposit liabilities. On March 26, 2020, the FRBSF reduced the reserve requirement ratios to zero percent. There was no average reserves required to be held at the FRBSF for the nine months ended September 30, 2021. The average reserves required to be held at the FRBSF for the nine months ended September 30, 2020 was $55.2 million. As of September 30, 2021 and December 31, 2020, we pledged cash collateral for our derivative contracts of $2.0 million and $2.9 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	September 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$2,185,544	$11,236	$(15,787)	$2,180,993	$329,488	$12,483	$(897)	$341,074
Municipal securities	1,929,753	67,167	(6,991)	1,989,929	1,438,004	93,631	(18)	1,531,617
Agency commercial MBS	1,269,984	49,063	(5,023)	1,314,024	1,207,676	74,238	(37)	1,281,877
Agency residential CMOs	1,062,836	29,440	(3,739)	1,088,537	1,172,166	47,994	(280)	1,219,880
U.S. Treasury securities	973,307	2,060	(4,099)	971,268	4,989	313	—	5,302
Corporate debt securities	505,800	11,976	(1,161)	516,615	308,803	3,490	(404)	311,889
Private label commercial MBS	389,030	716	(1,428)	388,318	81,878	1,089	(10)	82,957
Collateralized loan obligations	359,057	163	(673)	358,547	136,777	23	(924)	135,876
Private label residential CMOs	301,743	3,508	(1,570)	303,681	110,891	6,076	(21)	116,946
Asset-backed securities	132,421	855	(279)	132,997	166,861	445	(760)	166,546
SBA securities	30,849	1,185	(17)	32,017	39,437	2,217	(27)	41,627
Total	$9,140,324	$177,369	$(40,767)	$9,276,926	$4,996,970	$241,999	$(3,378)	$5,235,591
As of September 30, 2021, securities available-for-sale with a fair value of $492.0 million were pledged as collateral for public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the years indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales of Securities Available-for-Sale	2021	2020	2021	2020
	(In thousands)
Amortized cost of securities sold	$76,184	$17,000	$120,735	$154,100

Gross realized gains	$517	$5,270	$618	$13,199
Gross realized losses	(2)	—	(2)	(32)
Net realized gains	$515	$5,270	$616	$13,167

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$1,697,399	$(15,779)	$680	$(8)	$1,698,079	$(15,787)
Municipal securities	583,499	(6,860)	2,559	(131)	586,058	(6,991)
Agency commercial MBS	282,753	(5,023)	—	—	282,753	(5,023)
Agency residential CMOs	189,684	(3,700)	11,283	(39)	200,967	(3,739)
U.S. Treasury securities	632,950	(4,099)	—	—	632,950	(4,099)
Corporate debt securities	127,786	(1,161)	—	—	127,786	(1,161)
Private label commercial MBS	266,238	(1,428)	—	—	266,238	(1,428)
Collateralized loan obligations	202,528	(600)	43,930	(73)	246,458	(673)
Private label residential CMOs	234,541	(1,555)	319	(15)	234,860	(1,570)
Asset-backed securities	25,044	(49)	16,126	(230)	41,170	(279)
SBA securities	—	—	1,897	(17)	1,897	(17)
Total	$4,242,422	$(40,254)	$76,794	$(513)	$4,319,216	$(40,767)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$90,722	$(897)	$—	$—	$90,722	$(897)
Municipal securities	5,919	(18)	—	—	5,919	(18)
Agency commercial MBS	58,408	(37)	—	—	58,408	(37)
Agency residential CMOs	97,863	(280)	—	—	97,863	(280)
Corporate debt securities	87,596	(404)	—	—	87,596	(404)
Private label commercial MBS	3,058	(10)	—	—	3,058	(10)
Collateralized loan obligations	96,442	(729)	28,972	(195)	125,414	(924)
Private label residential CMOs	788	(19)	74	(2)	862	(21)
Asset-backed securities	14,636	(53)	61,031	(707)	75,667	(760)
SBA securities	2,127	(27)	—	—	2,127	(27)
Total	$457,559	$(2,474)	$90,077	$(904)	$547,636	$(3,378)
The securities that were in an unrealized loss position at September 30, 2021, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2021
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$40,903	$41,218
Due after one year through five years	578,943	606,629
Due after five years through ten years	2,991,339	3,029,128
Due after ten years	5,529,139	5,599,951
Total securities available-for-sale	$9,140,324	$9,276,926
CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Taxable interest	$31,980	$17,835	$79,156	$59,457
Non-taxable interest	8,542	6,272	25,113	17,113
Dividend income	258	336	730	1,357
Total interest income on investment securities	$40,780	$24,443	$104,999	$77,927

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
	2021	2020
	(In thousands)
Real estate mortgage	$9,590,037	$7,905,193
Real estate construction and land	3,699,435	3,393,145
Commercial	6,892,846	7,534,801
Consumer	405,937	320,218
Total gross loans and leases held for investment	20,588,255	19,153,357
Deferred fees, net	(77,235)	(69,980)
Total loans and leases held for investment, net of deferred fees	20,511,020	19,083,377
Allowance for loan and lease losses	(203,733)	(348,181)
Total loans and leases held for investment, net (1)	$20,307,287	$18,735,196
____________________
(1)    Excludes accrued interest receivable of $75.7 million and $79.7 million at September 30, 2021 and December 31, 2020, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2021
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$899	$2,954	$3,853	$3,690,744	$3,694,597
Income producing and other residential	3,760	5,661	9,421	5,876,939	5,886,360
Total real estate mortgage	4,659	8,615	13,274	9,567,683	9,580,957
Real estate construction and land:
Commercial	—	—	—	992,003	992,003
Residential	13,017	19,587	32,604	2,627,266	2,659,870
Total real estate construction and land	13,017	19,587	32,604	3,619,269	3,651,873
Commercial:
Asset-based	—	479	479	3,661,290	3,661,769
Venture capital	1,670	—	1,670	1,631,191	1,632,861
Other commercial	561	1,654	2,215	1,575,377	1,577,592
Total commercial	2,231	2,133	4,364	6,867,858	6,872,222
Consumer	1,042	357	1,399	404,569	405,968
Total	$20,949	$30,692	$51,641	$20,459,379	$20,511,020

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$6,750	$29,145	$35,895	$4,060,776	$4,096,671
Income producing and other residential	600	373	973	3,802,292	3,803,265
Total real estate mortgage	7,350	29,518	36,868	7,863,068	7,899,936
Real estate construction and land:
Commercial	—	—	—	1,117,121	1,117,121
Residential	759	—	759	2,242,401	2,243,160
Total real estate construction and land	759	—	759	3,359,522	3,360,281
Commercial:
Asset-based	—	2,128	2,128	3,427,155	3,429,283
Venture capital	540	—	540	1,697,968	1,698,508
Other commercial	2,323	4,766	7,089	2,368,025	2,375,114
Total commercial	2,863	6,894	9,757	7,493,148	7,502,905
Consumer	1,260	111	1,371	318,884	320,255
Total	$12,232	$36,523	$48,755	$19,034,622	$19,083,377
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2021			December 31, 2020
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$25,615	$3,668,982	$3,694,597	$43,731	$4,052,940	$4,096,671
Income producing and other residential	7,547	5,878,813	5,886,360	1,826	3,801,439	3,803,265
Total real estate mortgage	33,162	9,547,795	9,580,957	45,557	7,854,379	7,899,936
Real estate construction and land:
Commercial	—	992,003	992,003	315	1,116,806	1,117,121
Residential	19,918	2,639,952	2,659,870	—	2,243,160	2,243,160
Total real estate construction and land	19,918	3,631,955	3,651,873	315	3,359,966	3,360,281
Commercial:
Asset-based	1,605	3,660,164	3,661,769	2,679	3,426,604	3,429,283
Venture capital	2,348	1,630,513	1,632,861	1,980	1,696,528	1,698,508
Other commercial	6,979	1,570,613	1,577,592	40,243	2,334,871	2,375,114
Total commercial	10,932	6,861,290	6,872,222	44,902	7,458,003	7,502,905
Consumer	495	405,473	405,968	389	319,866	320,255
Total	$64,507	$20,446,513	$20,511,020	$91,163	$18,992,214	$19,083,377

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2021, nonaccrual loans and leases included $30.7 million of loans and leases 90 or more days past due, $0.7 million of loans and leases 30 to 89 days past due, and $33.2 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2020, nonaccrual loans and leases included $36.5 million of loans and leases 90 or more days past due, $3.4 million of loans and leases 30 to 89 days past due, and $51.3 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of September 30, 2021, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $16.6 million and represented 26% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	September 30, 2021
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$69,059	$202,029	$3,423,509	$3,694,597
Income producing and other residential	13,603	73,831	5,798,926	5,886,360
Total real estate mortgage	82,662	275,860	9,222,435	9,580,957
Real estate construction and land:
Commercial	—	67,649	924,354	992,003
Residential	19,918	7,324	2,632,628	2,659,870
Total real estate construction and land	19,918	74,973	3,556,982	3,651,873
Commercial:
Asset-based	4,734	87,980	3,569,055	3,661,769
Venture capital	4,840	38,281	1,589,740	1,632,861
Other commercial	28,926	17,107	1,531,559	1,577,592
Total commercial	38,500	143,368	6,690,354	6,872,222
Consumer	524	2,165	403,279	405,968
Total	$141,604	$496,366	$19,873,050	$20,511,020

	December 31, 2020
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$91,543	$262,462	$3,742,666	$4,096,671
Income producing and other residential	8,767	61,384	3,733,114	3,803,265
Total real estate mortgage	100,310	323,846	7,475,780	7,899,936
Real estate construction and land:
Commercial	42,558	107,592	966,971	1,117,121
Residential	—	759	2,242,401	2,243,160
Total real estate construction and land	42,558	108,351	3,209,372	3,360,281
Commercial:
Asset-based	27,867	153,301	3,248,115	3,429,283
Venture capital	6,508	118,125	1,573,875	1,698,508
Other commercial	87,557	14,930	2,272,627	2,375,114
Total commercial	121,932	286,356	7,094,617	7,502,905
Consumer	462	2,732	317,061	320,255
Total	$265,262	$721,285	$18,096,830	$19,083,377

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months	Nine Months		Three Months	Nine Months
		Ended	Ended		Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2020
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$72	$—	$—	$736	$—	$—
Income producing and other residential	3,323	—	—	1,163	—	—
Real estate construction and land:
Residential	1,987	—	—	—	—	—
Commercial:
Asset based	1,126	—	—	2,248	—	—
Venture capital	2,347	—	—	2,001	—	—
Other commercial	1,170	—	—	1,235	—	—
Consumer	495	—	—	404	—	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$25,543	$90	$511	$44,384	$155	$285
Income producing and other residential	4,224	—	—	845	—	—
Real estate construction and land:
Commercial	—	—	—	324	—	—
Residential	17,931	—	—	—	—	—
Commercial:
Asset based	479	—	—	569	—	—
Other commercial	5,810	3	5	31,706	517	1,628
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$33,162	$90	$511	$47,128	$155	$285
Real estate construction and land	19,918	—	—	324	—	—
Commercial	10,932	3	5	37,759	517	1,628
Consumer	495	—	—	404	—	—
Total	$64,507	$93	$516	$85,615	$672	$1,913

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$565	$5,835	$48,421	$5,816	$10,448	$37,536	$2	$—	$108,623
3-4 Pass	316,700	539,855	344,575	536,615	505,934	1,014,656	44,726	11,825	3,314,886
5 Special mention	—	4,839	67,336	79,223	7,985	42,646	—	—	202,029
6-8 Classified	—	494	17,116	5,767	12,473	33,209	—	—	69,059
Total	$317,265	$551,023	$477,448	$627,421	$536,840	$1,128,047	$44,728	$11,825	$3,694,597
Current YTD period:
Gross charge-offs	$—	$—	$190	$168	$53	$168	$—	$—	$579
Gross recoveries	—	—	—	—	—	(5,934)	—	—	(5,934)
Net	$—	$—	$190	$168	$53	$(5,766)	$—	$—	$(5,355)

Real Estate Mortgage:
Income Producing and
Other Residential
Internal risk rating:
1-2 High pass	$28,374	$32,923	$62,522	$26,751	$13,363	$26,586	$28,044	$—	$218,563
3-4 Pass	2,327,323	625,371	713,871	944,356	594,336	265,707	109,206	193	5,580,363
5 Special mention	384	13,803	17,214	42,270	—	—	160	—	73,831
6-8 Classified	334	4,022	—	3,045	101	5,793	—	308	13,603
Total	$2,356,415	$676,119	$793,607	$1,016,422	$607,800	$298,086	$137,410	$501	$5,886,360
Current YTD period:
Gross charge-offs	$28	$1	$—	$—	$—	$55	$—	$—	$84
Gross recoveries	—	—	—	—	—	(55)	(1)	—	(56)
Net	$28	$1	$—	$—	$—	$—	$(1)	$—	$28

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$43	$—	$—	$—	$—	$—	$43
3-4 Pass	29,494	100,207	367,405	396,084	725	14,220	16,176	—	924,311
5 Special mention	—	—	—	—	67,649	—	—	—	67,649
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$29,494	$100,207	$367,448	$396,084	$68,374	$14,220	$16,176	$—	$992,003
Current YTD period:
Gross charge-offs	$—	$—	$—	$775	$—	$—	$—	$—	$775
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$775	$—	$—	$—	$—	$775

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	841,092	532,400	973,649	195,691	51,769	5,471	25,435	7,121	2,632,628
5 Special mention	1,767	5,557	—	—	—	—	—	—	7,324
6-8 Classified	5,398	5,899	8,621	—	—	—	—	—	19,918
Total	$848,257	$543,856	$982,270	$195,691	$51,769	$5,471	$25,435	$7,121	$2,659,870
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$103,920	$76,652	$172,748	$120,030	$67,234	$183,114	$577,818	$54,890	$1,356,406
3-4 Pass	83,672	86,281	62,353	48,794	16,584	38,221	1,866,135	10,609	2,212,649
5 Special mention	—	—	50,293	20,949	—	—	12,640	4,098	87,980
6-8 Classified	—	—	—	—	—	479	4,029	226	4,734
Total	$187,592	$162,933	$285,394	$189,773	$83,818	$221,814	$2,460,622	$69,823	$3,661,769
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$232	$232
Gross recoveries	—	—	—	—	—	(451)	(23)	—	(474)
Net	$—	$—	$—	$—	$—	$(451)	$(23)	$232	$(242)

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$—	$1,999	$—	$—	$(3)	$15	$170,192	$—	$172,203
3-4 Pass	106,056	67,392	56,089	12,490	5,771	4,791	1,155,622	9,326	1,417,537
5 Special mention	10,992	3,111	20,506	—	—	3,704	(32)	—	38,281
6-8 Classified	—	—	—	2,500	—	—	(7)	2,347	4,840
Total	$117,048	$72,502	$76,595	$14,990	$5,768	$8,510	$1,325,775	$11,673	$1,632,861
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$620	$—	$—	$620
Gross recoveries	—	—	—	(13)	(93)	(27)	—	—	(133)
Net	$—	$—	$—	$(13)	$(93)	$593	$—	$—	$487
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$227,874	$44,485	$285	$5	$278	$51	$41,464	$694	$315,136
3-4 Pass	270,186	73,562	80,334	78,067	49,397	90,990	564,920	8,967	1,216,423
5 Special mention	—	1,901	658	1,509	97	10,591	2,261	90	17,107
6-8 Classified	2,042	—	414	(2)	229	4,275	20,808	1,160	28,926
Total	$500,102	$119,948	$81,691	$79,579	$50,001	$105,907	$629,453	$10,911	$1,577,592
Current YTD period:
Gross charge-offs	$—	$—	$122	$47	$63	$521	$75	$2,122	$2,950
Gross recoveries	—	—	(27)	—	(44)	(1,423)	(57)	(111)	(1,662)
Net	$—	$—	$95	$47	$19	$(902)	$18	$2,011	$1,288

Consumer
Internal risk rating:
1-2 High pass	$—	$11	$—	$6	$6	$—	$663	$—	$686
3-4 Pass	181,973	31,750	74,081	44,997	23,654	37,991	8,137	10	402,593
5 Special mention	256	377	1,071	210	23	153	—	75	2,165
6-8 Classified	—	—	159	—	173	171	2	19	524
Total	$182,229	$32,138	$75,311	$45,213	$23,856	$38,315	$8,802	$104	$405,968
Current YTD period:
Gross charge-offs	$—	$55	$545	$259	$107	$113	$—	$1	$1,080
Gross recoveries	—	—	—	(27)	(10)	(75)	(1)	—	(113)
Net	$—	$55	$545	$232	$97	$38	$(1)	$1	$967

Total Loans and Leases
Internal risk rating:
1-2 High pass	$360,733	$161,905	$284,019	$152,608	$91,326	$247,302	$818,183	$55,584	$2,171,660
3-4 Pass	4,156,496	2,056,818	2,672,357	2,257,094	1,248,170	1,472,047	3,790,357	48,051	17,701,390
5 Special mention	13,399	29,588	157,078	144,161	75,754	57,094	15,029	4,263	496,366
6-8 Classified	7,774	10,415	26,310	11,310	12,976	43,927	24,832	4,060	141,604
Total	$4,538,402	$2,258,726	$3,139,764	$2,565,173	$1,428,226	$1,820,370	$4,648,401	$111,958	$20,511,020
Current YTD period:
Gross charge-offs	$28	$56	$857	$1,249	$223	$1,477	$75	$2,355	$6,320
Gross recoveries	—	—	(27)	(40)	(147)	(7,965)	(82)	(111)	(8,372)
Net	$28	$56	$830	$1,209	$76	$(6,488)	$(7)	$2,244	$(2,052)
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

	Three Months Ended September 30,
	2021			2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—	$—	1	$12,594	$—
Income producing and other residential	3	297	297	2	157	157
Commercial:
Asset-based	1	1,484	1,484	1	15,267	—
Venture capital	2	2,382	2,382	1	2,015	2,015
Other commercial	2	85	85	5	7,105	100
Total	8	$4,248	$4,248	10	$37,138	$2,272

	Nine Months Ended September 30,
	2021			2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	2	$647	$—	9	$16,339	$3,745
Income producing and other residential	4	518	518	6	911	911
Real estate construction and land:
Residential	1	208	208	—	—	—
Commercial:
Asset-based	2	1,987	1,987	8	17,008	1,741
Venture capital	4	4,502	2,529	2	2,047	2,047
Other commercial	37	48,694	30,719	33	30,324	21,544
Consumer	1	20	20	3	212	212
Total	51	$56,576	$35,981	61	$66,841	$30,200
During the three and nine months ended September 30, 2021, there was one asset-based loan for $479,000 and two other commercial loans totaling $95,000 restructured in the preceding 12-month period that subsequently defaulted. During the three months ended September 30, 2020, there was one $412,000 real estate mortgage commercial loan restructured in the preceding 12-month period that subsequently defaulted. During the nine months ended September 30, 2020, there was one $412,000 real estate mortgage commercial loan and one $5,000 other commercial loan restructured in the preceding 12-month period that subsequently defaulted.

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$2,287	$1,869	$6,645	$6,224
The following table presents the components of leases receivable as of the dates indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$171,412	$158,740
Unguaranteed residual assets	24,862	19,303
Deferred costs and other	1,257	996
Aggregate net investment in leases	$197,531	$179,039
The following table presents maturities of leases receivable as of the date indicated:

September 30, 2021
(In thousands)
Period ending December 31,
2021	$18,527
2022	52,542
2023	39,820
2024	35,214
2025	20,231
Thereafter	24,163
Total undiscounted cash flows	190,497
Less: Unearned income	(19,085)
Present value of lease payments	$171,412

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended September 30, 2021
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$107,013	$54,582	$57,697	$6,308	$225,600
Charge-offs	(29)	—	(951)	(536)	(1,516)
Recoveries	563	—	543	43	1,149
Net (charge-offs) recoveries	534	—	(408)	(493)	(367)
Provision	(11,344)	(1,923)	(9,792)	1,559	(21,500)
Balance, end of period	$96,203	$52,659	$47,497	$7,374	$203,733

	Nine Months Ended September 30, 2021
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$138,342	$78,356	$126,403	$5,080	$348,181
Charge-offs	(663)	(775)	(3,802)	(1,080)	(6,320)
Recoveries	5,990	—	2,269	113	8,372
Net (charge-offs) recoveries	5,327	(775)	(1,533)	(967)	2,052
Provision	(47,466)	(24,922)	(77,373)	3,261	(146,500)
Balance, end of period	$96,203	$52,659	$47,497	$7,374	$203,733

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$189	$—	$2,721	$—	$2,910
Collectively evaluated	$96,014	$52,659	$44,776	$7,374	$200,823

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$34,822	$19,364	$38,647	$—	$92,833
Collectively evaluated	9,546,135	3,632,509	6,833,575	405,968	20,418,187
Ending balance	$9,580,957	$3,651,873	$6,872,222	$405,968	$20,511,020

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2020
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$130,724	$70,113	$97,947	$2,266	$301,050
Charge-offs	(1,551)	—	(35,666)	(67)	(37,284)
Recoveries	109	21	1,063	7	1,200
Net (charge-offs) recoveries	(1,442)	21	(34,603)	(60)	(36,084)
Provision	(7,588)	20,039	64,921	3,628	81,000
Balance, end of period	$121,694	$90,173	$128,265	$5,834	$345,966

	Nine Months Ended September 30, 2020
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$44,575	$30,544	$61,528	$2,138	$138,785
Cumulative effect of change in accounting
principle - CECL	5,308	(8,592)	6,860	41	3,617
Balance, January 1, 2020	49,883	21,952	68,388	2,179	142,402
Charge-offs	(6,233)	—	(66,337)	(705)	(73,275)
Recoveries	360	21	4,410	48	4,839
Net (charge-offs) recoveries	(5,873)	21	(61,927)	(657)	(68,436)
Provision	77,684	68,200	121,804	4,312	272,000
Balance, end of period	$121,694	$90,173	$128,265	$5,834	$345,966

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$340	$—	$2,584	$—	$2,924
Collectively evaluated	$121,354	$90,173	$125,681	$5,834	$343,042

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$51,852	$1,782	$41,501	$—	$95,135
Collectively evaluated	7,825,193	3,421,965	7,321,673	362,234	18,931,065
Ending balance	$7,877,045	$3,423,747	$7,363,174	$362,234	$19,026,200
The allowance for loan and lease losses decreased by $21.9 million in the third quarter of 2021 to $203.7 million due primarily to a provision for loan and lease losses benefit of $21.5 million driven by improvement in both key macro-economic variables and loan portfolio credit quality metrics, offset partially by increased provisions for unfunded commitments and loan growth.
We actively participated in both rounds of the Paycheck Protection Program ("PPP") under the provisions of the CARES Act during 2020 and 2021. As of September 30, 2021, PPP loans had an outstanding balance of approximately $279.4 million. The loans are fully guaranteed by the SBA, and do not carry an allowance.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	September 30, 2021			December 31, 2020
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$28,195	$—	$28,195	$43,656	$—	$43,656
Real estate construction and land	19,364	—	19,364	1,766	—	1,766
Commercial	—	3,662	3,662	—	31,100	31,100
Total	$47,559	$3,662	$51,221	$45,422	$31,100	$76,522
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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	September 30, 2021
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$225,600	$74,571	$300,171
Charge-offs	(1,516)	—	(1,516)
Recoveries	1,149	—	1,149
Net charge-offs	(367)	—	(367)
Provision	(21,500)	1,500	(20,000)
Balance, end of period	$203,733	$76,071	$279,804

	Nine Months Ended
	September 30, 2021
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$348,181	$85,571	$433,752
Charge-offs	(6,320)	—	(6,320)
Recoveries	8,372	—	8,372
Net recoveries	2,052	—	2,052
Provision	(146,500)	(9,500)	(156,000)
Balance, end of period	$203,733	$76,071	$279,804

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets, net of the valuation allowance, as of the dates indicated:

	September 30,	December 31,
Property Type	2021	2020
	(In thousands)
Commercial real estate	$12,594	$12,979
Construction and land development	—	219
Single-family residence	415	—
Total other real estate owned, net	13,009	13,198
Other foreclosed assets	355	829
Total foreclosed assets, net	$13,364	$14,027
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets
(In thousands)
Balance, December 31, 2020	$14,027
Transfers to foreclosed assets from loans	1,062
Provision for losses	(14)
Reductions related to sales	(1,711)
Balance, September 30, 2021	$13,364
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
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2020	$1,078,670
Addition from the Civic acquisition	125,448
Balance, September 30, 2021	$1,204,118

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
The following table presents the estimated aggregate future amortization expense for our current intangible assets as of the date indicated:

September 30, 2021
(In thousands)
Period ending December 31,
2021	$2,362
2022	7,672
2023	3,788
2024	1,711
Net CDI and CRI	$15,533
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$100,550	$109,646	$109,646	$117,573
Addition from Civic acquisition	—	—	750	—
Fully amortized portion	—	—	(9,846)	(7,927)
Balance, end of period	100,550	109,646	100,550	109,646
Accumulated Amortization:
Balance, beginning of period	(82,127)	(79,082)	(86,005)	(79,179)
Amortization expense	(2,890)	(3,751)	(8,858)	(11,581)
Fully amortized portion	—	—	9,846	7,927
Balance, end of period	(85,017)	(82,833)	(85,017)	(82,833)
Net CDI and CRI, end of period	$15,533	$26,813	$15,533	$26,813

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	September 30,	December 31,
Other Assets	2021	2020
	(In thousands)
LIHTC investments	$279,608	$213,034
Cash surrender value of BOLI	202,725	203,031
Operating lease ROU assets, net (1)	124,926	119,787
Interest receivable	109,855	101,596
SBIC investments	42,553	32,327
Equity investments without readily determinable fair values	36,787	34,304
Prepaid expenses	28,512	22,999
Equity investments with readily determinable fair values	18,829	6,147
Taxes receivable	16,898	59,565
Equity warrants (2)	3,747	4,520
Other receivables/assets	106,039	63,016
Total other assets	$970,479	$860,326
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
NOTE 9. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings (loss). The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease expense:
Fixed costs	$8,678	$8,950	$25,950	$26,027
Variable costs	18	15	42	40
Short-term lease costs	357	117	1,042	312
Sublease income	(1,114)	(1,081)	(3,297)	(3,100)
Net lease expense	$7,939	$8,001	$23,737	$23,279
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,386	$25,198
ROU assets obtained in exchange for lease obligations:
Operating leases	$29,840	$19,027

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$124,926	$119,787
Operating lease liabilities	$144,259	$139,501

Weighted average remaining lease term (in years)	5.7	5.8
Weighted average discount rate	2.27%	2.54%
The following table presents the maturities of operating lease liabilities as of the date indicated:

September 30, 2021
(In thousands)
Period ending December 31,
2021	$8,840
2022	34,415
2023	31,900
2024	24,810
2025	18,100
Thereafter	36,547
Total operating lease liabilities	154,612
Less: Imputed interest	(10,353)
Present value of operating lease liabilities	$144,259
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings (loss), according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings (loss). The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" in the three or nine months ended September 30, 2021 and 2020.
The following table presents the rental payments to be received on operating leases as of the date indicated:

September 30, 2021
(In thousands)
Period ending December 31,
2021	$10,678
2022	45,363
2023	36,169
2024	30,483
2025	23,114
Thereafter	47,870
Total undiscounted cash flows	$193,677

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$—	—%	$5,000	—%
Total borrowings	$—	—%	$5,000	—%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of September 30, 2021 of $3.6 billion, collateralized by a blanket lien on $5.9 billion of qualifying loans.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the dates indicated:

	September 30, 2021			December 31, 2020
			Maturity			Maturity
	Balance	Rate	Date	Balance	Rate	Date
	(Dollars in thousands)
FHLB term advance	$—	—%		$5,000	—%	5/6/2021
Total	$—	—%		$5,000	—%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2021, the Bank had secured borrowing capacity of $1.4 billion collateralized by liens covering $1.8 billion of qualifying loans. As of September 30, 2021 and December 31, 2020, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $112.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which there were no balances outstanding at September 30, 2021 and December 31, 2020.
Federal Funds Arrangements with Commercial Banks. As of September 30, 2021, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of September 30, 2021 and December 31, 2020, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2021 and December 31, 2020, there were no borrowings outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	September 30, 2021		December 31, 2020		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)	$394,511	3.25%	$—	—%	4/30/2021	5/1/2031	Fixed rate (3)
Trust V	10,310	3.22%	10,310	3.33%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	3.17%	10,310	3.27%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	3.07%	5,155	3.18%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	2.88%	61,856	2.96%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	1.81%	20,619	1.91%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	1.72%	16,495	1.82%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	1.67%	10,310	1.77%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	2.07%	82,475	2.17%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	2.08%	128,866	2.16%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	2.08%	51,545	2.16%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	2.08%	51,550	2.16%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (4)	29,847	1.50%	31,487	1.54%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.08%	16,470	2.16%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	2.08%	6,650	2.16%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	2.08%	39,177	2.16%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Total subordinated debt	936,146	2.62%	543,275	2.24%
Acquisition discount (5)	(73,699)		(77,463)
Net subordinated debt	$862,447		$465,812
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $5.5 million.
(3)    Interest rate is fixed until May 1, 2026, when it changes to a floating rate and resets quarterly at a benchmark rate plus 25,200 basis points.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  DERIVATIVES
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	September 30, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$87,927	$952	$59,867	$1,028
Foreign exchange contracts	28,463	1,711	73,108	3,202
Interest rate and economic contracts	116,390	2,663	132,975	4,230
Equity warrant assets	19,539	3,747	24,081	4,520
Total	$135,929	$6,410	$157,056	$8,750

Derivative Liabilities:
Interest rate contracts	$87,927	$878	$59,867	$1,004
Foreign exchange contracts	28,463	—	73,108	146
Total	$116,390	$878	$132,975	$1,150
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
NOTE 12.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	September 30,	December 31,
	2021	2020
	(In thousands)
Loan commitments to extend credit	$8,480,599	$7,601,390
Standby letters of credit	344,383	337,336
Commitments to contribute capital to SBICs
and CRA-related loan pools	78,551	55,499
Total	$8,903,533	$7,994,225
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $76.1 million at September 30, 2021 and $85.6 million at December 31, 2020.

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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of September 30, 2021 and December 31, 2020, we had commitments to contribute capital to these entities totaling $78.6 million and $55.5 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to small business investment companies and CRA-related loan pools as of the date indicated:

September 30, 2021
(In thousands)
Period ending December 31,
2021	$34,229
2022	35,112
2023	3,652
2024	5,558
Total	$78,551
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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At September 30, 2021, the fair value of these investments was $42.6 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	September 30, 2021
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$2,180,993	$—	$2,180,993	$—
Municipal securities	1,989,929	—	1,989,929	—
Agency commercial MBS	1,314,024	—	1,314,024	—
Agency residential CMOs	1,088,537	—	1,088,537	—
U.S. Treasury securities	971,268	971,268	—	—
Corporate debt securities	516,615	—	516,615	—
Private label commercial MBS	388,318	—	369,989	18,329
Collateralized loan obligations	358,547	—	358,547	—
Private label residential CMOs	303,681	—	299,860	3,821
Asset-backed securities	132,997	—	132,997	—
SBA securities	32,017	—	32,017	—
Total securities available-for-sale	$9,276,926	$971,268	$8,283,508	$22,150
Equity investments with readily determinable fair values	$18,829	$18,829	$—	$—
Derivatives (1):
Equity warrants	3,747	—	—	3,747
Interest rate and economic contracts	2,663	—	2,663	—
Derivative liabilities	878	—	878	—

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
During the nine months ended September 30, 2021, there was a $582,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label residential CMOs and private label commercial MBS available-for-sale measured at fair value on a recurring basis as of the date indicated:

	September 30, 2021
	Private Label Residential CMOs		Private Label Commercial MBS
		Weighted	Input or	Weighted
	Range	Average	Range	Average
Unobservable Inputs	of Inputs	Input (1)	of Inputs	Input (2)
Voluntary annual prepayment speeds	4.0% - 31.3%	12.5%	10.0% - 15.0%	11.9%
Annual default rates (3)	0.1% - 12.0%	2.4%	2.0%	2.0%
Loss severity rates (3)	16.5% - 82.1%	56.5%	60.0%	60.0%
Discount rates	0.0% - 10.5%	6.7%	2.7% - 3.3%	2.9%
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	September 30, 2021
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	19.7% - 145.9%	29.4%
Risk-free interest rate	0.0% - 1.0%	0.5%
Remaining life assumption (in years)	0.08 - 4.99	2.91
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label residential CMOs available-for-sale, private label commercial MBS available-for-sale, and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private Label	Private Label	Equity
	Residential CMOs	Commercial MBS	Warrants
	(In thousands)
Balance, December 31, 2020	$4,647	$25,725	$4,520
Total included in earnings	263	(64)	25,351
Total included in other comprehensive income	(270)	(20)	—
Issuances	—	—	267
Sales	—	—	(25,809)
Net settlements	(819)	(7,312)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	—	(582)
Balance, September 30, 2021	$3,821	$18,329	$3,747

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$823	$136
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	September 30, 2021
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases (1)	$32,765	$—	$654	$32,111
Total non-recurring	$32,765	$—	$654	$32,111
______________________
(1)    Includes nonaccrual loans and leases and performing TDRs with balances greater than $250,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurement as of
	December 31, 2020
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases (1)	$102,274	$—	$4,160	$98,114
Total non-recurring	$102,274	$—	$4,160	$98,114
_____________________
(1)    Includes nonaccrual loans and leases and performing TDRs with balances greater than $250,000.
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Nine Months Ended
Losses on Assets	September 30,		September 30,
Measured on a Non-Recurring Basis	2021	2020	2021	2020
	(In thousands)
Individually evaluated loans and leases	$243	$29,047	$2,499	$40,920
OREO	—	157	14	267
Total losses	$243	$29,204	$2,513	$41,187
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	September 30, 2021
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	$26,278	Discounted cash flows	Discount rates	3.75% - 7.75%	6.21%
Individually evaluated
loans and leases	5,833	Third party appraisals	No discounts
Total non-recurring Level 3	$32,111

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$174,585	$174,585	$174,585	$—	$—
Interest-earning deposits in financial institutions	3,524,613	3,524,613	3,524,613	—	—
Securities available-for-sale	9,276,926	9,276,926	971,268	8,283,508	22,150
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	20,307,287	20,904,189	—	654	20,903,535
Equity investments with readily determinable fair values	18,829	18,829	18,829	—	—
Equity warrants	3,747	3,747	—	—	3,747
Interest rate and economic contracts	2,663	2,663	—	2,663	—
Servicing rights	1,636	1,636	—	—	1,636

Financial Liabilities:
Core deposits	28,140,708	28,140,708	—	28,140,708	—
Non-core non-maturity deposits	960,438	960,438	—	960,438	—
Time deposits	1,458,599	1,459,457	—	1,459,457	—
Borrowings	—	—	—	—	—
Subordinated debt	862,447	923,374	—	923,374	—
Derivative liabilities	878	878	—	878	—

	December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$150,464	$150,464	$150,464	$—	$—
Interest-earning deposits in financial institutions	3,010,197	3,010,197	3,010,197	—	—
Securities available-for-sale	5,235,591	5,235,591	5,302	5,199,917	30,372
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	18,735,196	19,305,998	—	4,160	19,301,838
Equity investments with readily determinable fair values	6,147	6,147	6,147	—	—
Equity warrants	4,520	4,520	—	—	4,520
Interest rate and economic contracts	4,230	4,230	—	4,230	—

Financial Liabilities:
Core deposits	22,264,480	22,264,480	—	22,264,480	—
Non-core non-maturity deposits	1,149,467	1,149,467	—	1,149,467	—
Time deposits	1,526,770	1,527,639	—	1,527,639	—
Borrowings	5,000	4,995	—	4,995	—
Subordinated debt	465,812	448,036	—	448,036	—
Derivative liabilities	1,150	1,150	—	1,150	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2021, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 14.  EARNINGS (LOSS) PER SHARE
The following table presents the computations of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$139,996	$45,503	$470,914	$(1,354,404)
Less: Earnings allocated to unvested restricted stock(1)	(2,417)	(578)	(7,930)	(1,603)
Net earnings (loss) allocated to common shares	$137,579	$44,925	$462,984	$(1,356,007)

Weighted-average basic shares and unvested restricted
stock outstanding	119,569	118,438	119,272	118,469
Less: Weighted-average unvested restricted stock
outstanding	(2,340)	(1,684)	(2,235)	(1,596)
Weighted-average basic shares outstanding	117,229	116,754	117,037	116,873

Basic earnings (loss) per share	$1.17	$0.38	$3.96	$(11.60)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$137,579	$44,925	$462,984	$(1,356,007)

Weighted-average diluted shares outstanding	117,229	116,754	117,037	116,873

Diluted earnings (loss) per share	$1.17	$0.38	$3.96	$(11.60)
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

	Three Months Ended September 30,
	2021		2020
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$290,082	$—	$265,908	$—
Noninterest income:
Service charges on deposit accounts	3,407	3,407	2,570	2,570
Other commissions and fees	11,792	2,680	10,541	3,228
Leased equipment income	10,943	—	9,900	—
Gain on sale of loans	—	—	35	—
Gain on sale of securities	515	—	5,270	—
Other income	24,688	(14)	9,936	289
Total noninterest income	51,345	6,073	38,252	6,087
Total revenue	$341,427	$6,073	$304,160	$6,087
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	September 30,
	2021	2020
	(In thousands)
Products and services transferred at a point in time	$2,754	$3,189
Products and services transferred over time	3,319	2,898
Total revenue from contracts with customers	$6,073	$6,087

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2021		2020
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$843,924	$—	$831,315	$—
Noninterest income:
Service charges on deposit accounts	9,793	9,793	7,232	7,232
Other commissions and fees	31,654	8,140	30,373	10,388
Leased equipment income	33,144	—	34,188	—
Gain on sale of loans	1,561	—	468	—
Gain on sale of securities	616	—	13,167	—
Other income	59,777	560	20,782	961
Total noninterest income	136,545	18,493	106,210	18,581
Total revenue	$980,469	$18,493	$937,525	$18,581
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Products and services transferred at a point in time	$8,819	$10,152
Products and services transferred over time	9,674	8,429
Total revenue from contracts with customers	$18,493	$18,581
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
Receivables, which are included in "Other assets"	$1,219	$1,046
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$261	$359
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the nine months ended September 30, 2021 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $98,000.

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
The Amended and Restated 2017 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 6,650,000 shares, representing 4,000,000 shares originally approved for grant under the Original 2017 Stock Incentive Plan plus 2,650,000 shares added as result of the approval of the Amended and Restated 2017 Plan. As of September 30, 2021, there were 3,027,093 shares available for grant under the Amended and Restated 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $8.4 million and $7.1 million for the three months ended September 30, 2021 and 2020 and $23.0 million and $19.2 million for the nine months ended September 30, 2021 and 2020. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings (loss). The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of September 30, 2021 totaled $76.5 million.
Time-Based Restricted Stock Awards
At September 30, 2021, there were 2,321,753 shares of unvested TRSAs outstanding. TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying award on the grant date and is recognized over the vesting period using the straight-line method.
Performance-Based Restricted Stock Units
At September 30, 2021, there were 512,863 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The shares underlying the PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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
The Company has established a cross-functional project team and implementation plan to facilitate the LIBOR transition. As of September 30, 2021, the Company has completed its readiness efforts to identify loans and other financial instruments that are impacted by the discontinuance of LIBOR. We have also completed our review for fallback language contained in contracts for LIBOR-based loans and other financial instruments and have begun to execute a transition plan to amend those legacy contracts that do not have or have inadequate fallback language. With the impending phase-out of LIBOR, the Company has considered several viable alternative reference rates. Based on our current assessment, we plan to offer SOFR as the primary alternative reference rate, but may consider alternate rates such as the American Interbank Offered Rate (“Ameribor”) and others based on customer demands and/or the type of loan or financial instrument. The Company will also continue to assess impacts to our operations, financial models, data and technology as part of our transition plan. The Company is currently evaluating the impact of this Update on its consolidated financial statements but does not expect it to have a material impact.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services— Investment Companies (Topic 946), Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants
This Update amends certain SEC paragraphs from the Codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements, including:
(1)    SEC Final Rule No. 33-10786 was issued on May 20, 2020, which amended Regulation S-X financial disclosure requirements applicable to acquisition and dispositions of business. It also changes the significant tests registrants must use to determine what to disclosure, the periods the financial statements must cover and the form of pro forma financial information that must be included in certain reports.
(2)    SEC Final Rule No. 33-10835 was issued on September 11, 2020, which updated the statistical disclosure requirements for bank and savings and loan registrants. It also (1) eliminates disclosure items that overlap with SEC rules, U.S. GAAP or IFRS Standards, and (2) replaces Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” with updated disclosure requirements codified in a new Subpart 1400 of Regulation S-K.

		Effective upon issuance.	The Company adopted Rule 33-10786 on January 1, 2021 on its effective date and it did not have a material impact on the Company’s consolidated financial statements. The Company plans to adopt Rule 33-10835 on the presentation of financial statements and update of statistical disclosures for bank and savings and loan registrants in conjunction with the completion of our Annual Report on Form 10-K for the fiscal year ending December 31, 2021. The adoption of this disclosure guidance is not expected to have a material impact on our consolidated financial statements.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
The Update requires that an entity (acquirer) recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At acquisition date, an acquirer should account for the related revenue contracts with customers in accordance with Topic 606 as if it had originated the contracts. The acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception or contract modification to determine what should be recorded at the acquisition date. The amendments improve comparability by providing consistent recognition and measurement guidance for revenue contracts with customers whether they are acquired and not acquired in a business combination. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Additionally, early adoption is permitted.

		January 1, 2023	The Company has not yet determined the effect of the adoption of ASU 2021-08 on the Company’s consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18.  SUBSEQUENT EVENTS
Acquisition of Homeowners Association Services Division
On October 8, 2021, the Bank completed its previously announced acquisition of the Homeowners Association (“HOA”) Services Division of MUFG Union Bank, N.A. (“Union Bank”) pursuant to the terms of the Purchase and Assumption Agreement (the “Purchase Agreement”), dated March 31, 2021, between the Bank and Union Bank.
Under the terms of the Purchase Agreement, the Bank acquired certain assets and assumed certain liabilities related to Union Bank’s HOA Services Division for cash consideration of approximately $255 million, which represents the aggregate of a 5.9% deposit premium and the net book value of certain acquired assets and assumed liabilities. At closing, there were approximately $4.1 billion of deposits related to Union Bank’s HOA Services Division and approximately $6.4 million in related loans. Due to the timing of the acquisition, the Company is currently in the process of completing the purchase accounting and has not made all of the remaining disclosures required by ASC 805-10-50, "Business Combinations - Overall - Disclosure," such as the fair value of assets acquired, which will be disclosed in subsequent filings. The existing management team and employees transitioned with the HOA Services Division to the Bank in connection with the close of the acquisition.
The HOA Services Division provides a full range of banking services to community HOA management companies and their homeowners associations. This acquisition significantly expands the Bank’s existing HOA banking practice, which provides lockbox, electronic receivables processing and other financial services to HOA management companies. This acquisition advances the Bank’s strategy to expand its product offerings to its customers and to diversify its revenue and funding sources. Management believes that the HOA business unit’s high quality, low-cost deposits further diversifies the Bank’s existing core deposits and provides an attractive funding source in a rising interest rate environment.
Common Stock Dividends
On November 1, 2021, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share. The cash dividend is payable on November 30, 2021 to stockholders of record at the close of business on November 15, 2021.
The Company has evaluated events that have occurred subsequent to September 30, 2021 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for loan and lease losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:
•the ongoing COVID-19 pandemic continues to affect the Company, its employees, customers and third-party service providers, and the ultimate extent of the impacts of the pandemic and related government stimulus programs on its business, financial position, results of operations, liquidity and prospects is still uncertain, due in part to the Delta variant of COVID-19. Weaker than expected improvement in general business and economic conditions could adversely affect the Company’s revenues, the values of its assets and liabilities and continue to negatively impact loan growth;
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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 69 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank provides venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. The Bank also offers financing of non-owner-occupied investor properties through Civic Financial Services, a wholly-owned subsidiary. The Bank also offers a specialized suite of services for the HOA industry. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2021, accounted for 85.5% of net revenue (net interest income plus noninterest income).
At September 30, 2021, the Company had total assets of $35.9 billion, including $20.5 billion of total loans and leases, net of deferred fees, $9.3 billion of securities available-for-sale, and $3.5 billion of interest-earning deposits in financial institutions compared to $29.5 billion of total assets, including $19.1 billion of total loans and leases, net of deferred fees, $5.2 billion of securities available-for-sale, and $3.0 billion of interest-earning deposits in financial institutions at December 31, 2020. The $6.4 billion increase in total assets since year-end was due primarily to a $4.0 billion increase in securities available-for-sale, a $1.4 billion increase in loans and leases, net of deferred fees, and a $514.4 million increase in interest-earning deposits in financial institutions.

At September 30, 2021, the Company had total liabilities of $32.0 billion, including total deposits of $30.6 billion and subordinated debt of $862.4 million, compared to $25.9 billion of total liabilities, including $24.9 billion of total deposits and $465.8 million of subordinated debt at December 31, 2020. The $6.1 billion increase in total liabilities since year-end was due mainly to increases of $5.9 billion in core deposits and $396.6 million in subordinated debt. The increase in core deposits was due primarily to continued strong deposit growth from our venture banking and community banking clients. At September 30, 2021, core deposits totaled $28.1 billion, or 92% of total deposits, including $12.9 billion of noninterest-bearing demand deposits, or 42% of total deposits. The increase in subordinated debt was due to the $400 million of subordinated notes issued by the Bank on April 30, 2021. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
At September 30, 2021, the Company had total stockholders' equity of $3.9 billion compared to $3.6 billion at December 31, 2020. The $323.5 million increase in stockholders' equity since year-end was due mainly to $470.9 million in net earnings, offset partially by a $73.7 million decrease in accumulated other comprehensive income and $89.5 million of cash dividends paid. Consolidated capital ratios remained strong with Tier 1 capital and total capital ratios of 10.65% and 14.36% at September 30, 2021.
Recent Events
Acquisition of Homeowners Association Services Division
On October 8, 2021, the Bank completed its previously announced acquisition of the Homeowners Association (“HOA”) Services Division of MUFG Union Bank, N.A. (“Union Bank”) pursuant to the terms of the Purchase and Assumption Agreement (the “Purchase Agreement”), dated March 31, 2021, between the Bank and Union Bank.
Under the terms of the Purchase Agreement, the Bank acquired certain assets and assumed certain liabilities related to Union Bank’s HOA Services Division for cash consideration of approximately $255 million, which represents the aggregate of a 5.9% deposit premium and the net book value of certain acquired assets and assumed liabilities. At closing, there were approximately $4.1 billion of deposits related to Union Bank’s HOA Services Division and approximately $6.4 million in related loans. For further information, see Note 18. Subsequent Events in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
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
Acquisition of Civic
On February 1, 2021, the Bank completed the acquisition of Civic in an all-cash transaction. Civic, located in Redondo Beach, California, is one of the leading lenders in the United States specializing in residential non-owner-occupied investment properties. The acquisition of Civic advances the Bank’s strategy to diversify and expand its lending portfolio, diversify its revenue streams, and deploy excess liquidity into higher-yielding assets. Civic operates as a subsidiary of the Bank and at September 30, 2021 had $1.0 billion of loans outstanding.
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

COVID-19 Pandemic - Impact to Our Business
From a business perspective, the impact in 2021 from the ongoing COVID-19 pandemic has decreased, however, new variants may continue to impact key macro-economic indicators such as unemployment and GDP and we will continue to closely monitor our loan portfolio. In the early stages of the COVID-19 pandemic, we experienced an increase in customers seeking loan modifications through payment deferrals and extension of terms. Most of the modifications were for payment deferrals for three months, while some deferrals were up to six months. Some loans were subsequently modified with deferrals of three to twelve months. As of September 30, 2021, there were 17 loans with a balance of $50.2 million on deferral. The Company did not apply a TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act.
We actively participated in both rounds of the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act. As of September 30, 2021, PPP loans had an outstanding balance of approximately $279.4 million. In the third quarter of 2021, we did not originate any PPP loans, while loans forgiven under the PPP program totaled approximately $337.7 million. The loans have origination fees that are recognized over the life of the loan with the fee recognition accelerated upon forgiveness or repayment of the loan. Fees recognized in the third quarter of 2021 were $7.9 million. As of September 30, 2021, the remaining unamortized fees, net of deferred costs, totaled $7.7 million. The PPP loans are fully guaranteed by the SBA and do not carry an allowance.
As the COVID-19 pandemic unfolded in March 2020, we immediately enhanced the monitoring of our loan and lease portfolio with particular emphasis on certain loan and lease portfolios that we expected to be most impacted by the COVID-19 pandemic, such as the hotel, retail, commercial aviation, restaurant, and oil services loan and lease portfolios. We continue to closely monitor all of our portfolios, although with the increase in oil prices, the credit risk in the oil services portfolio has diminished. The hotel portfolio as of September 30, 2021 is comprised of hotel CRE loans of $506.4 million, hotel construction loans of $521.8 million, and hotel SBA loans of $29.2 million.
The tables below shows our exposure to these loan and lease portfolios, which includes equipment leased to others under operating leases, as of the dates indicated:

	September 30, 2021
					% of
		Special			Total Loans
Loan and Lease Portfolio	Classified	Mention	Pass	Total	and Leases
	(Dollars in thousands)
Hotel	$16,141	$199,346	$841,934	$1,057,421	5.2%
Retail CRE	224	1,433	422,757	424,414	2.1%
Commercial aviation	—	65,370	84,661	150,031	0.7%
Restaurant	4,885	26,325	118,101	149,311	0.7%
Total	$21,250	$292,474	$1,467,453	$1,781,177	8.7%

	September 30, 2020
					% of
		Special			Total Loans
Loan and Lease Portfolio	Classified	Mention	Pass	Total	and Leases
	(Dollars in thousands)
Hotel	$57,635	$281,044	$847,960	$1,186,639	6.2%
Retail CRE	27,678	497	417,311	445,486	2.3%
Commercial aviation	19,397	140,246	96,335	255,978	1.3%
Restaurant	8,379	8,920	131,497	148,796	0.8%
Oil services	$12,883	$5,438	$74,305	$92,626	0.5%
Total	$125,972	$436,145	$1,567,408	$2,129,525	11.2%

From a credit perspective, most of our credit metrics improved during the third quarter of 2021 as economic conditions and economic forecasts continued to improve. This improvement led to a provision for credit losses benefit of $20.0 million for the third quarter of 2021, compared to a provision for credit losses benefit of $88.0 million for the second quarter of 2021 and compared to a provision for credit losses of $97.0 million for the third quarter of 2020. For further details on CECL and the impacts to our process, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
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
Our loan origination process emphasizes credit quality. To augment our internal loan production, we have historically purchased multi-family loans from other banks and private student loans from third-party lenders and recently have begun to purchase owner-occupied, single-family residential loans from other banks as well. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Efficiency Ratio		2021	2021	2020	2021	2020
		(Dollars in thousands)
Noninterest expense		$159,421	$151,750	$133,402	$461,307	$1,848,337
Less:	Intangible asset amortization	2,890	2,889	3,751	8,858	11,581
	Foreclosed assets expense (income), net	165	(119)	335	47	255
	Goodwill impairment	—	—	—	—	1,470,000
	Acquisition, integration and reorganization costs	200	200	—	3,825	—
	Noninterest expense used for efficiency ratio	$156,166	$148,780	$129,316	$448,577	$366,501

Net interest income (tax equivalent)		$279,777	$270,083	$253,632	$814,495	$761,354
Noninterest income		51,345	40,371	38,252	136,545	106,210
	Net revenues	331,122	310,454	291,884	951,040	867,564
Less:	Gain on sale of securities	515	—	5,270	616	13,167
	Net revenues used for efficiency ratio	$330,607	$310,454	$286,614	$950,424	$854,397

Efficiency ratio		47.2%	47.9%	45.1%	47.2%	42.9%
The increase in the efficiency ratio was attributable primarily to higher noninterest expense related to the Civic acquisition that closed on February 1, 2021. The level of revenues related to Civic lag the level of their noninterest expense as we shift from a gain on loan sales model pre-acquisition to a hold for portfolio model post-acquisition. Therefore, it will take time for the revenues to build as the on-balance sheet loan portfolio grows.

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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Return on Average Tangible Equity		2021	2021	2020	2021	2020
		(Dollars in thousands)
Net earnings (loss)		$139,996	$180,512	$45,503	$470,914	$(1,354,404)
Add:	Intangible asset amortization	2,890	2,889	3,751	8,858	11,581
	Goodwill impairment	—	—	—	—	1,470,000
	Adjusted net earnings used for return on
	average tangible equity	$142,886	$183,401	$49,254	$479,772	$127,177

Average stockholders' equity		$3,916,621	$3,739,042	$3,497,869	$3,758,733	$3,965,453
Less:	Average intangible assets	1,221,253	1,224,208	1,107,548	1,212,851	1,594,231
	Average tangible common equity	$2,695,368	$2,514,834	$2,390,321	$2,545,882	$2,371,222

Return on average equity (1)		14.18%	19.36%	5.18%	16.75%	(45.62)%
Return on average tangible equity (2)		21.03%	29.25%	8.20%	25.20%	7.16%
___________________________________
(1)     Annualized net earnings (loss) divided by average stockholders' equity.
(2)     Annualized adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio and	September 30,	December 31,
Tangible Book Value Per Share	2021	2020
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,918,434	$3,594,951
Less: Intangible assets	1,219,651	1,102,311
Tangible common equity	$2,698,783	$2,492,640

Total assets	$35,885,676	$29,498,442
Less: Intangible assets	1,219,651	1,102,311
Tangible assets	$34,666,025	$28,396,131

Equity to assets ratio	10.92%	12.19%
Tangible common equity ratio (1)	7.79%	8.78%
Book value per share	$32.77	$30.36
Tangible book value per share (2)	$22.57	$21.05
Shares outstanding	119,579,566	118,414,853
_______________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Tangible common equity divided by shares outstanding.

•Adjusted net earnings and adjusted earnings per share: These non-GAAP measurements are presented in the following tables for the periods presented. See Note 14. Earnings (Loss) Per Share for the GAAP calculation of earnings per share.

		Three Months Ended			Nine Months Ended
Adjusted Net Earnings and		September 30,	June 30,	September 30,	September 30,
Adjusted Earnings Per Share		2021	2021	2020	2021	2020
		(Dollars in thousands)
Adjusted Net Earnings:
Net earnings (loss)		$139,996	$180,512	$45,503	$470,914	$(1,354,404)
Add:	Goodwill impairment	—	—	—	—	1,470,000
	Adjusted net earnings	$139,996	$180,512	$45,503	$470,914	$115,596

Adjusted Basic Earnings Per Share:
Adjusted net earnings		$139,996	$180,512	$45,503	$470,914	$115,596
Less:	Earnings allocated to unvested restricted stock	(2,417)	(3,172)	(578)	(7,930)	(1,603)
	Adjusted net earnings allocated to
	common shares	$137,579	$177,340	$44,925	$462,984	$113,993

Weighted-average basic shares and unvested restricted
	stock outstanding	119,569	119,386	118,438	119,272	118,469
Less:	Weighted-average unvested restricted stock
	outstanding	(2,340)	(2,356)	(1,684)	(2,235)	(1,596)
	Weighted-average basic shares outstanding	117,229	117,030	116,754	117,037	116,873

Adjusted basic earnings per share		$1.17	$1.52	$0.38	$3.96	$0.98

Adjusted Diluted Earnings Per Share:
Adjusted net earnings allocated to common shares		$137,579	$177,340	$44,925	$462,984	$113,993
Weighted-average diluted shares outstanding		117,229	117,030	116,754	117,037	116,873
Adjusted diluted earnings per share		$1.17	$1.52	$0.38	$3.96	$0.98

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$290,082	$280,505	$265,908	$843,924	$831,315
Interest expense	(14,240)	(14,197)	(14,584)	(40,505)	(75,965)
Net interest income	275,842	266,308	251,324	803,419	755,350
Provision for credit losses	20,000	88,000	(97,000)	156,000	(329,000)
Noninterest income	51,345	40,371	38,252	136,545	106,210
Operating expense	(159,421)	(151,750)	(133,402)	(461,307)	(378,337)
Goodwill impairment	—	—	—	—	(1,470,000)
Earnings (loss) before income taxes	187,766	242,929	59,174	634,657	(1,315,777)
Income tax expense	(47,770)	(62,417)	(13,671)	(163,743)	(38,627)
Net earnings (loss)	$139,996	$180,512	$45,503	$470,914	$(1,354,404)

Per Common Share Data:
Diluted earnings (loss) per share	$1.17	$1.52	$0.38	$3.96	$(11.60)
Book value per share	$32.77	$32.17	$29.42
Tangible book value per share (1)	$22.57	$21.95	$20.09

Performance Ratios:
Return on average assets	1.55%	2.11%	0.65%	1.86%	(6.65)%
Return on average tangible equity (1)	21.03%	29.25%	8.20%	25.20%	7.16%
Net interest margin (tax equivalent)	3.33%	3.40%	3.90%	3.46%	4.13%
Yield on average loans and leases (tax equivalent)	5.01%	5.18%	5.01%	5.13%	5.18%
Cost of average total deposits	0.08%	0.10%	0.17%	0.10%	0.32%
Efficiency ratio	47.2%	47.9%	45.1%	47.2%	42.9%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	10.15%	10.41%	10.45%
Tier 1 capital ratio	10.65%	10.41%	10.45%
Total capital ratio	14.36%	14.99%	13.74%
_____________________________
(1)    See "- Non-GAAP Measurements."

Third Quarter of 2021 Compared to Second Quarter of 2021
Net earnings for the third quarter of 2021 were $140.0 million, or $1.17 per diluted share, compared to net earnings for the second quarter of 2021 of $180.5 million, or $1.52 per diluted share. The $40.5 million decrease in net earnings from the prior quarter was due to a lower provision for credit losses benefit of $68.0 million and higher noninterest expense of $7.7 million, offset partially by lower income tax expense of $14.6 million, higher noninterest income of $11.0 million, and higher net interest income of $9.5 million. The third quarter provision for credit losses benefit reflected improvement in both macro-economic forecast variables and loan portfolio credit quality metrics, offset partially by increased provisions for unfunded commitments and loan growth in the third quarter of 2021. Noninterest expense increased due mostly to a $7.3 million increase in compensation expense attributable mainly to higher bonus and incentives expense as we updated our full-year bonus estimates based on the growth in loans and deposits in the third quarter of 2021, overall year-to-date performance, and increased warrant income. The decrease in income tax expense was primarily due to lower pre-tax earnings in the third quarter of 2021 compared to the second quarter of 2021. Noninterest income increased due primarily to increases of $7.9 million in warrant income and $3.0 million in dividends and gains on equity investments. Net interest income increased due mainly to higher income on investment securities and loans and leases as a result of higher average balances.
Third Quarter of 2021 Compared to Third Quarter of 2020
Net earnings for the third quarter of 2021 were $140.0 million, or $1.17 per diluted share, compared to net earnings for the third quarter of 2020 of $45.5 million, or $0.38 per diluted share. The $94.5 million increase in net earnings from the year-ago quarter was due mainly to a lower provision for credit losses of $117.0 million, higher net interest income of $24.5 million, and higher noninterest income of $13.1 million, offset partially by higher income tax expense of $34.1 million and higher operating expense of $26.0 million. The decrease in the provision for credit losses for the third quarter of 2021 from the year-ago quarter reflected improvement in certain key macro-economic forecast variables and loan portfolio credit quality metrics. Net interest income increased due mainly to higher income on investment securities and loans and leases as a result of higher average balances, offset partially by a lower yield on average investment securities and the negative impact on net interest income due to the change in the mix of average interest-earning assets. Noninterest income increased due primarily to a $13.1 million increase in warrant income. The increase in income tax expense was due primarily to higher pre-tax earnings in the third quarter of 2021 compared to the year-ago quarter. Noninterest expense increased due mostly to an increase of $22.9 million in compensation expense, due mostly to the incremental expense of the Civic operations in 2021 and higher bonus expense due to year-to-date performance.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net earnings for the nine months ended September 30, 2021 were $470.9 million, or $3.96 per diluted share, compared to a net loss for the nine months ended September 30, 2020 of $1.35 billion, or $11.60 loss per diluted share. The $1.83 billion increase in net earnings from the year-ago period was due mainly to $1.47 billion of goodwill impairment expense recognized in 2020 combined with a decrease in the provision for credit losses of $485.0 million due to improvements in both macro-economic forecast variables and loan portfolio credit quality metrics.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$19,670,671	$248,485	5.01%	$19,057,420	$246,147	5.18%	$19,195,737	$241,547	5.01%
Investment securities (2)(4)	8,047,098	42,952	2.12%	6,492,721	36,111	2.23%	4,107,915	26,015	2.52%
Deposits in financial institutions	5,657,768	2,580	0.18%	6,347,764	2,022	0.13%	2,554,349	654	0.10%
Total interest‑earning assets (2)	33,375,537	294,017	3.50%	31,897,905	284,280	3.57%	25,858,001	268,216	4.13%
Other assets	2,496,127			2,428,207			2,077,192
Total assets	$35,871,664			$34,326,112			$27,935,193

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,372,859	2,042	0.11%	$7,235,726	2,394	0.13%	$4,904,614	2,019	0.16%
Money market	8,662,449	2,997	0.14%	8,484,933	3,318	0.16%	7,170,842	3,081	0.17%
Savings	620,079	38	0.02%	598,225	36	0.02%	565,395	35	0.02%
Time	1,475,307	1,340	0.36%	1,498,169	1,521	0.41%	1,876,072	4,752	1.01%
Total interest‑bearing deposits	18,130,694	6,417	0.14%	17,817,053	7,269	0.16%	14,516,923	9,887	0.27%
Borrowings	238,335	101	0.17%	225,446	265	0.47%	181,315	27	0.06%
Subordinated debt	862,272	7,722	3.55%	735,725	6,663	3.63%	462,375	4,670	4.02%
Total interest‑bearing liabilities	19,231,301	14,240	0.29%	18,778,224	14,197	0.30%	15,160,613	14,584	0.38%
Noninterest‑bearing demand deposits	12,198,313			11,304,757			8,812,391
Other liabilities	525,429			504,089			464,320
Total liabilities	31,955,043			30,587,070			24,437,324
Stockholders’ equity	3,916,621			3,739,042			3,497,869
Total liabilities and
stockholders' equity	$35,871,664			$34,326,112			$27,935,193
Net interest income (2)		$279,777			$270,083			$253,632
Net interest rate spread (2)			3.21%			3.27%			3.75%
Net interest margin (2)			3.33%			3.40%			3.90%

Total deposits (5)	$30,329,007	$6,417	0.08%	$29,121,810	$7,269	0.10%	$23,329,314	$9,887	0.17%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $2.4 million and $1.5 million and net loan discount accretion of $35,000 for the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, respectively.
(4)    Includes tax-equivalent adjustments of $2.2 million, $2.2 million, and $1.6 million for the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.
(5)    Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

	Nine Months Ended
	September 30, 2021			September 30, 2020
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$19,221,192	$737,478	5.13%	$19,403,365	$752,785	5.18%
Investment securities (2)(4)	6,650,744	111,392	2.24%	3,936,492	82,086	2.79%
Deposits in financial institutions	5,601,765	6,130	0.15%	1,279,628	2,448	0.26%
Total interest-earning assets (2)	31,473,701	855,000	3.63%	24,619,485	837,319	4.54%
Other assets	2,413,840			2,601,617
Total assets	$33,887,541			$27,221,102

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,007,042	6,668	0.13%	$4,127,239	10,727	0.35%
Money market	8,376,974	9,593	0.15%	6,181,312	15,953	0.34%
Savings	597,260	109	0.02%	529,362	228	0.06%
Time	1,488,848	4,816	0.43%	2,343,645	24,301	1.39%
Total interest-bearing deposits	17,470,124	21,186	0.16%	13,181,558	51,209	0.52%
Borrowings	229,990	559	0.32%	1,023,307	8,124	1.06%
Subordinated debt	689,484	18,760	3.64%	460,088	16,632	4.83%
Total interest-bearing liabilities	18,389,598	40,505	0.29%	14,664,953	75,965	0.69%
Noninterest-bearing demand deposits	11,232,927			8,157,169
Other liabilities	506,283			433,527
Total liabilities	30,128,808			23,255,649
Stockholders’ equity	3,758,733			3,965,453
Total liabilities and
stockholders' equity	$33,887,541			$27,221,102
Net interest income (2)		$814,495			$761,354
Net interest rate spread (2)			3.34%			3.85%
Net interest margin (2)			3.46%			4.13%

Total deposits (5)	$28,703,051	$21,186	0.10%	$21,338,727	$51,209	0.32%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $5.0 million and net loan discount accretion of $4.4 million for the nine months ended September 30, 2021 and 2020, respectively.
(4)    Includes tax-equivalent adjustments of $6.4 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively, related to tax-exempt income on investment securities. The federal statutory tax rate utilized was 21%.
(5)    Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

Third Quarter of 2021 Compared to Second Quarter of 2021
Net interest income increased by $9.5 million to $275.8 million for the third quarter of 2021 compared to $266.3 million for the second quarter of 2021 due mainly to higher income on investment securities and loans and leases due mostly to higher average balances as we deployed our excess liquidity. Income on investment securities increased by $6.8 million in the third quarter of 2021 due to a $1.6 billion increase in the average balance of investment securities, offset partially by an 11 basis point decrease in the yield on average investment securities. Income on loans and leases increased by $2.2 million in the third quarter of 2021 due to a $613.3 million increase in the average balance of loans and leases, offset partially by a 17 basis point decrease in the yield on average loans and leases. The tax-equivalent yield on average loans and leases was 5.01% for the third quarter of 2021 compared to 5.18% for the second quarter of 2021.
The tax equivalent NIM was 3.33% for the third quarter of 2021 compared to 3.40% for the second quarter of 2021. The decrease in the tax equivalent NIM was due primarily to the change in the earning assets mix driven by the increase in the investment portfolio as a percentage of earning assets. The average balance of investment securities increased by $1.6 billion to $8.0 billion, the average balance of deposits in financial institutions decreased by $690.0 million to $5.7 billion, and the average balance of loans and leases increased by $613.3 million in the third quarter of 2021 to $19.7 billion. The increase in average balances of investment securities and loans and leases was the result of prudently deploying some of our excess liquidity ahead of the closing of the acquisition of the HOA Services Division of MUFG Union Bank that added approximately $4.1 billion of deposits on October 8, 2021. Excess liquidity continues to negatively impact the tax equivalent NIM, however, the impact decreased from approximately 73 basis points in the second quarter of 2021 to approximately 57 basis points in the third quarter of 2021. Average loans and leases as a percentage of average interest-earning assets was 59% for the third quarter of 2021 compared to 60% for the second quarter of 2021.
The cost of average total deposits decreased to 0.08% for the third quarter of 2021 from 0.10% for the second quarter of 2021. The lower cost of average total deposits was due primarily to the $894 million increase in the average balance of noninterest-bearing deposits.
Third Quarter of 2021 Compared to Third Quarter of 2020
Net interest income increased by $24.5 million to $275.8 million for the third quarter of 2021 compared to $251.3 million for the third quarter of 2020 due mainly to higher income on investment securities attributable to a higher average balance offset partially by a lower yield, higher income on loans and leases due to a higher average balance, and lower interest expense. Interest expense declined due principally to a lower cost of average interest-bearing deposits, offset partially by a higher balance of average subordinated debt attributable to the $400 million of subordinated notes issued in the second quarter of 2021. The tax equivalent yield on average loans and leases was 5.01% for the third quarter of 2021, unchanged compared to 5.01% for the same quarter of 2020.
The tax equivalent NIM was 3.33% for the third quarter of 2021 compared to 3.90% for the same quarter last year. The decrease in the tax equivalent NIM was due mostly to the change in the mix of average interest-earning assets and the lower yield on average investment securities, offset partially by lower deposit costs. The change in mix of average interest-earning assets was due to a $3.9 billion increase in average investment securities, a $3.1 billion increase in average deposits in financial institutions, and a $474.9 million increase in average loans and leases. Average loans and leases as a percentage of average interest-earning assets was 59% for the third quarter of 2021 compared to 74% for the third quarter of 2020.
The cost of average total deposits decreased to 0.08% for the third quarter of 2021 from 0.17% for the third quarter of 2020 due mainly to lower rates paid on deposits in conjunction with decreased market rates.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net interest income increased by $48.1 million to $803.4 million for the nine months ended September 30, 2021 compared to $755.4 million for the nine months ended September 30, 2020 due mainly to higher income on investment securities attributable to a higher average balance offset partially by a lower yield combined with lower interest expense due to lower rates paid on deposits, borrowings, and subordinated debt in conjunction with decreased market rates; the aforementioned increase in net interest income is offset partially by lower income on loans and leases due to a lower average loans and leases balance coupled with a lower loans and leases yield also attributable to decreased market rates. The tax equivalent yield on average loans and leases was 5.13% for the nine months ended September 30, 2021 compared to 5.18% for the same period in 2020.
The tax equivalent NIM was 3.46% for the nine months ended September 30, 2021 compared to 4.13% for the same period last year. The decrease in the tax equivalent NIM was due mostly to the change in the mix of average interest-earning assets and the lower yields on average investment securities and loans and leases, offset partially by lower costs of deposits, borrowings, and subordinated debt. The change in mix of average interest-earning assets was due to a $4.3 billion increase in average deposits in financial institutions, a $2.7 billion increase in average investment securities, and a $182.2 million decrease in average loans and leases. Average loans and leases as a percentage of average interest-earning assets was 61% for the nine months ended September 30, 2021 compared to 79% for the nine months ended September 30, 2020.
The cost of average total deposits decreased to 0.10% for the nine months ended September 30, 2021 from 0.32% for the same period last year due mainly to lower rates paid on deposits in conjunction with decreased market rates.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
	(Dollars in thousands)
Provision For Credit Losses:
(Reduction in) addition to allowance for loan and lease losses	$(21,500)	$(72,000)	$81,000	$(146,500)	$272,000
Addition to (reduction in) reserve for unfunded
loan commitments	1,500	(16,000)	16,000	(9,500)	57,000
Total provision for credit losses	$(20,000)	$(88,000)	$97,000	$(156,000)	$329,000

Credit Quality Metrics:
Net charge-offs (recoveries) on loans and leases
held for investment (1)	$367	$(5,155)	$36,084	$(2,052)	$68,436
Annualized net charge-offs to average loans and leases	0.01%	(0.11)%	0.75%	(0.01)%	0.47%
At quarter-end:
Allowance for credit losses	$279,804	$300,171	$442,537
Allowance for credit losses to loans and leases
held for investment	1.36%	1.54%	2.33%
Allowance for credit losses to nonaccrual
loans and leases held for investment	433.8%	528.4%	516.9%
Nonaccrual loans and leases held for investment	$64,507	$56,803	$85,615
Performing TDRs held for investment	$36,750	$40,129	$13,679
Classified loans and leases held for investment	$141,604	$147,267	$274,572
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
The provision for credit losses benefit was $20.0 million for the third quarter of 2021 compared to a benefit of $88.0 million for the second quarter of 2021. The third quarter benefit reflected improvement in both macro-economic forecast variables and loan portfolio credit quality metrics, offset partially by increased provisions for unfunded commitments and loan growth.
The provision for credit losses benefit was $20.0 million for the third quarter of 2021 compared to a provision of $97.0 million for the third quarter of 2020 as a result of improvement in both macro-economic forecast variables and loan portfolio credit quality metrics.
The provision for credit losses benefit was $156.0 million for the nine months ended September 30, 2021 compared to a provision of $329.0 million for the nine months ended September 30, 2020 as a result of improvement in both macro-economic forecast variables and loan portfolio credit quality metrics.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Noninterest Income	2021	2021	2020	2021	2020
	(In thousands)
Other commissions and fees	$11,792	$10,704	$10,541	$31,654	$30,373
Leased equipment income	10,943	10,847	9,900	33,144	34,188
Service charges on deposit accounts	3,407	3,452	2,570	9,793	7,232
Gain on sale of loans and leases	—	1,422	35	1,561	468
Gain on sale of securities	515	—	5,270	616	13,167
Other income:
Dividends and gains (losses) on equity investments	8,387	5,394	6,945	24,685	9,920
Warrant income	13,578	5,650	500	25,351	3,310
Other	2,723	2,902	2,491	9,741	7,552
Total noninterest income	$51,345	$40,371	$38,252	$136,545	$106,210
Third Quarter of 2021 Compared to Second Quarter of 2021
Noninterest income increased by $11.0 million to $51.3 million for the third quarter of 2021 compared to $40.4 million for the second quarter of 2021 due primarily to increases of $7.9 million in warrant income and $3.0 million in dividends and gains on equity investments. Warrant income increased due to a higher number of and dollar amount of gains on warrant exercises given the active capital markets, including one warrant gain of approximately $8.2 million. Dividends and gains on equity investments increased due primarily to higher gains on sales of equity investments and higher income distributions on SBIC investments, offset partially by lower net fair value gains on equity investments still held.

Third Quarter of 2021 Compared to Third Quarter of 2020
Noninterest income increased by $13.1 million to $51.3 million for the third quarter of 2021 compared to $38.3 million for the third quarter of 2020 due mainly to increases of $13.1 million in warrant income, $1.4 million in dividends and gains on equity investments, and $1.3 million in other commissions and fees, offset partially by a $4.8 million decrease in gain on sale of securities. Warrant income increased due principally to higher gains from exercised warrants, driven by the active capital markets. The increase in dividends and gains on equity investments was due primarily to higher gains on sales of equity investments and higher income distributions on SBIC investments, offset partially by lower net fair value gains on equity investments still held. The increase in other commissions and fees was primarily due to higher foreign exchange fees and customer success fees. Gain on sale of securities decreased due to a net gain of $0.5 million on sales of $76.2 million for the third quarter of 2021 compared to a net gain of $5.3 million on sales of $17.0 million for the third quarter of 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Noninterest income increased by $30.3 million to $136.5 million for the nine months ended September 30, 2021 compared to $106.2 million for the nine months ended September 30, 2020 due mainly to increases of $22.0 million in warrant income, $14.8 million in dividends and gains on equity investments, and $2.6 million in service charges on deposit accounts, offset partially by a $12.6 million decrease in gain on sale of securities. Warrant income increased due principally to higher gains from exercised warrants, driven by the active capital markets. The increase in dividends and gains on equity investments was due primarily to higher gains on sales of equity investments and higher income distributions on SBIC investments, offset partially by lower net fair value gains on equity investments still held. The increase in service charges on deposit accounts was due primarily to a higher volume of fee waivers that we granted customers in 2020 during the COVID pandemic. Gain on sale of securities decreased due to a net gain of $0.6 million on sales of $120.7 million for the nine months ended September 30, 2021 compared to a net gain of $13.2 million on sales of $154.1 million for the same period last year.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Noninterest Expense	2021	2021	2020	2021	2020
	(In thousands)
Compensation	$98,061	$90,807	$75,131	$268,750	$198,323
Occupancy	14,928	14,784	14,771	43,766	43,472
Leased equipment depreciation	8,603	8,614	7,057	26,186	21,364
Data processing	7,391	7,758	6,505	22,106	20,061
Other professional services	5,164	5,256	4,713	15,546	13,117
Customer related expense	4,538	4,973	4,762	14,329	13,102
Loan expense	4,180	4,031	3,499	11,404	9,528
Insurance and assessments	3,685	3,745	3,939	12,333	17,561
Intangible asset amortization	2,890	2,889	3,751	8,858	11,581
Acquisition, integration and reorganization costs	200	200	—	3,825	—
Foreclosed assets expense (income), net	165	(119)	335	47	255
Other	9,616	8,812	8,939	34,157	29,973
Total operating expense	159,421	151,750	133,402	461,307	378,337
Goodwill impairment	—	—	—	—	1,470,000
Total noninterest expense	$159,421	$151,750	$133,402	$461,307	$1,848,337

Third Quarter of 2021 Compared to Second Quarter of 2021
Noninterest expense increased by $7.7 million to $159.4 million for the third quarter of 2021 compared to $151.8 million for the second quarter of 2021 due mostly to an increase of $7.3 million in compensation expense attributable mainly to higher bonus and incentives expense as we updated our full-year bonus estimates based on the growth in loans and deposits in the third quarter of 2021, overall year-to-date performance, and increased warrant income.
Third Quarter of 2021 Compared to Third Quarter of 2020
Noninterest expense increased by $26.0 million to $159.4 million for the third quarter of 2021 compared to $133.4 million for the third quarter of 2020 due primarily to increases of $22.9 million in compensation expense due mostly to the incremental compensation expense for Civic that was acquired on February 1, 2021 and higher bonus expense due to year-to-date performance in 2021, and $1.5 million in leased equipment depreciation due to a higher balance of leased equipment.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Noninterest expense decreased by $1.39 billion to $461.3 million for the nine months ended September 30, 2021 compared to $1.85 billion for the nine months ended September 30, 2020 due primarily to a $1.47 billion goodwill impairment in the 2020 period. Excluding the goodwill impairment, noninterest expense increased by $83.0 million in the 2021 period compared to the 2020 period. This increase was due primarily to increases of $70.4 million increase in compensation expense, $4.8 million in leased equipment depreciation, $4.2 million in other expense, and $3.8 million increase in acquisition, integration and reorganization costs. The increase in compensation expense was due to the incremental compensation expense from eight months of Civic operations in the 2021 period and higher bonus expense, given the operating results in 2021, while the 2020 bonus amounts were below historical levels as a result of the higher provisions for credit losses in 2020. Leased equipment depreciation increased due to a higher balance of leased equipment. Other expense increased due mainly to higher legal settlement costs. The increase in acquisition, integration, and reorganization costs was due to the costs in the 2021 period related to the closed Civic acquisition and the acquisition of MUFG Union Bank's HOA Services Division that closed on October 8, 2021.
Income Taxes
The effective tax rate for the third quarter of 2021 was 25.4% compared to 25.7% for the second quarter of 2021 and 23.1% for the third quarter of 2020. The increased effective tax rate for the third quarter of 2021 compared to the third quarter of 2020 was primarily due to higher book income in 2021. The effective tax rate for the nine months ended September 30, 2021 was 25.8% compared to (2.9)% for the nine months ended September 30, 2020. Excluding non-deductible goodwill impairment, the effective income tax rate was 25.0% for the nine months ended September 30, 2020. The Company’s blended statutory tax rate for federal and state is 27.6% and the effective tax rate for the full year 2021 is estimated to be in the range of 25-27%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	September 30, 2021			June 30, 2021			December 31, 2020
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$2,180,993	24%	3.3	$552,411	8%	3.3	$341,074	7%	1.9
Municipal securities	1,989,929	21%	8.3	1,817,499	25%	8.2	1,531,617	29%	8.2
Agency commercial MBS	1,314,024	14%	3.9	1,257,628	18%	3.6	1,281,877	24%	3.2
Agency residential CMOs	1,088,537	12%	3.0	1,142,398	16%	3.0	1,219,880	23%	2.7
U.S. Treasury securities	971,268	10%	6.8	877,153	12%	7.7	5,302	—%	1.3
Corporate debt securities	516,615	6%	3.7	508,708	7%	3.8	311,889	6%	3.7
Private label commercial MBS	388,318	4%	7.4	378,235	5%	7.4	82,957	2%	1.8
Collateralized loan obligations	358,547	4%	0.2	382,043	5%	—	135,876	3%	—
Private label residential CMOs	303,681	3%	3.3	96,922	1%	2.5	116,946	2%	2.1
Asset-backed securities	132,997	2%	0.1	149,583	2%	0.1	166,546	3%	0.1
SBA securities	32,017	—%	3.7	36,028	1%	3.7	41,627	1%	3.2
Total securities available-
for-sale	$9,276,926	100%	4.8	$7,198,608	100%	5.1	$5,235,591	100%	4.3
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	September 30, 2021
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$542,158	27%
Texas	325,478	16%
Washington	279,348	14%
Oregon	121,199	6%
Maryland	73,467	4%
Georgia	68,062	4%
New York	66,378	3%
Colorado	57,940	3%
Minnesota	55,694	3%
Florida	45,659	2%
Total of ten largest states	1,635,383	82%
All other states	354,546	18%
Total municipal securities	$1,989,929	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	September 30, 2021		June 30, 2021		December 31, 2020
		% of		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Other commercial real estate	$2,438,398	12%	$2,483,856	13%	$2,747,526	14%
SBA program	628,112	3%	625,023	3%	599,788	3%
Hotel	506,355	2%	521,869	2%	571,917	3%
Healthcare real estate	121,732	1%	161,450	1%	177,440	1%
Total commercial real estate mortgage	3,694,597	18%	3,792,198	19%	4,096,671	21%
Income producing and other residential	4,561,758	23%	4,378,932	23%	3,718,457	20%
Other residential real estate	1,324,602	6%	241,890	1%	84,808	—%
Total income producing and other
residential real estate mortgage	5,886,360	29%	4,620,822	24%	3,803,265	20%
Total real estate mortgage	9,580,957	47%	8,413,020	43%	7,899,936	41%
Real estate construction and land:
Commercial	992,003	5%	930,785	5%	1,117,121	6%
Residential	2,659,870	13%	2,574,799	13%	2,243,160	12%
Total real estate construction and land (1)	3,651,873	18%	3,505,584	18%	3,360,281	18%
Total real estate	13,232,830	65%	11,918,604	61%	11,260,217	59%
Commercial:
Lender finance	2,373,810	12%	2,256,828	12%	2,095,963	11%
Equipment finance	574,531	3%	638,898	3%	700,042	4%
Premium finance	522,406	2%	482,822	2%	438,761	2%
Other asset-based	191,022	1%	172,355	1%	194,517	1%
Total asset-based	3,661,769	18%	3,550,903	18%	3,429,283	18%
Equity fund loans	1,114,292	5%	1,245,283	6%	1,032,718	5%
Venture lending	518,569	3%	504,149	3%	665,790	4%
Total venture capital	1,632,861	8%	1,749,432	9%	1,698,508	9%
Secured business loans	471,869	2%	434,032	2%	430,263	2%
Paycheck Protection Program	271,679	1%	609,200	3%	1,057,422	5%
Security monitoring	160,483	1%	207,232	1%	329,312	2%
Other lending	673,561	3%	671,445	4%	558,117	3%
Total other commercial	1,577,592	7%	1,921,909	10%	2,375,114	12%
Total commercial	6,872,222	33%	7,222,244	37%	7,502,905	39%
Consumer	405,968	2%	365,409	2%	320,255	2%
Total loans and leases held for investment,
net of deferred fees	$20,511,020	100%	$19,506,257	100%	$19,083,377	100%
 ________________________________
(1)    Includes land and acquisition and development loans of $144.9 million at September 30, 2021, $153.1 million at June 30, 2021 and $167.1 million at December 31, 2020.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	September 30, 2021		December 31, 2020
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$7,920,685	60%	$6,942,768	62%
Florida	778,466	6%	598,167	5%
New York	725,657	5%	716,329	6%
Colorado	647,441	5%	386,480	3%
Washington	392,674	3%	413,014	4%
Oregon	356,233	3%	269,600	2%
Texas	332,886	2%	263,731	2%
Nevada	236,419	2%	195,663	2%
Arizona	212,762	2%	171,533	2%
Virginia	203,839	1%	135,501	2%
Total of 10 largest states	11,807,062	89%	10,092,786	90%
All other states	1,425,768	11%	1,167,431	10%
Total real estate loans held for investment, net of deferred fees	$13,232,830	100%	$11,260,217	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

	Three Months Ended	Nine Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	September 30, 2021	September 30, 2021
	(Dollars in thousands)
Balance, beginning of period	$19,506,257	$19,083,377
Additions:
Production	2,406,024	5,681,952
Disbursements	1,349,333	4,034,963
Total production and disbursements	3,755,357	9,716,915
Reductions:
Payoffs	(1,732,621)	(5,337,003)
Paydowns	(1,013,867)	(2,883,507)
Total payoffs and paydowns	(2,746,488)	(8,220,510)
Sales	(2,175)	(101,426)
Transfers to foreclosed assets	(415)	(1,062)
Charge-offs	(1,516)	(6,320)
Transfers to loans held for sale	—	(25,554)
Total reductions	(2,750,594)	(8,354,872)
Loans and leases acquired through acquisition	—	65,600
Net increase	1,004,763	1,427,643
Balance, end of period	$20,511,020	$20,511,020

Weighted average rate on production (2)	4.24%	4.37%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 40 basis points to loan yields for the nine months ended September 30, 2021.

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
In the third quarter of 2021, we used the Moody’s Consensus Forecast dated September 9, 2021 for the calculation of our quantitative component, which is consistent with the second quarter and first quarter of 2021 when we also used the Moody's Consensus Forecast. The key macro-economic variables used improved from the prior quarter as a result of updating and advancing the forecast by a quarter which, when combined with improvements in other credit quality metrics such as a decline in classified and special mention loans, drove the decrease in the quantitative calculation of the allowance for credit losses in the third quarter. This decrease was offset partially by provisions for net loan growth. During the first quarter of 2021, we added qualitative components that were based on management’s assessment of various qualitative factors such as economic conditions and collateral dependency. These qualitative components were primarily related to certain loan portfolios including hotels, retail, and office properties that may react more slowly to the improvements in the general economic conditions. These sectors may see a slower economic recovery to pre-pandemic levels due to changes in consumer behavior such as less business travel due to more virtual meetings, more online shopping versus in person shopping, or the potential for more permanent shifts to remote or hybrid working arrangements. Additionally, small businesses in these sectors may face greater challenges once debt relief and PPP funding is exhausted. During the third quarter of 2021, these qualitative adjustments were updated resulting in a decrease in the qualitative component, primarily to reflect an improved forecast for hotel properties, compared to the first and second quarters of 2021.
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

The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Allowance for Credit Losses Data	2021	2021	2020	2020
	(Dollars in thousands)
Allowance for loan and lease losses	$203,733	$225,600	$348,181	$345,966
Reserve for unfunded loan commitments	76,071	74,571	85,571	96,571
Total allowance for credit losses	$279,804	$300,171	$433,752	$442,537

Allowance for loan and lease losses to loans and leases held for investment	0.99%	1.16%	1.82%	1.82%
Allowance for loan and lease losses to loans and leases held for investment,
excluding PPP loans	1.01%	1.19%	1.93%	1.94%
Allowance for credit losses to loans and leases held for investment	1.36%	1.54%	2.27%	2.33%
Allowance for credit losses to loans and leases held for investment,
excluding PPP loans	1.38%	1.59%	2.41%	2.48%
The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Roll Forward	2021	2021	2020	2021	2020
	(Dollars in thousands)
Balance, beginning of period	$300,171	$383,016	$381,621	$433,752	$174,646
Cumulative effect of change in accounting
principle - CECL, as of January 1, 2020:
Allowance for loan and lease losses	—	—	—	—	3,617
Reserve for unfunded loan commitments	—	—	—	—	3,710
Total cumulative effect	—	—	—	—	7,327
Provision for credit losses:
(Reduction in) addition to allowance for loan and lease losses	(21,500)	(72,000)	81,000	(146,500)	272,000
Addition to (reduction in) reserve for unfunded
loan commitments	1,500	(16,000)	16,000	(9,500)	57,000
Total provision for credit losses	(20,000)	(88,000)	97,000	(156,000)	329,000
Loans and leases charged off:
Real estate mortgage	(29)	(266)	(1,551)	(663)	(6,233)
Real estate construction and land	—	(75)	—	(775)	—
Commercial	(951)	(277)	(35,666)	(3,802)	(66,337)
Consumer	(536)	(198)	(67)	(1,080)	(705)
Total loans and leases charged off	(1,516)	(816)	(37,284)	(6,320)	(73,275)
Recoveries on loans charged off:
Real estate mortgage	563	4,882	109	5,990	360
Real estate construction and land	—	—	21	—	21
Commercial	543	1,029	1,063	2,269	4,410
Consumer	43	60	7	113	48
Total recoveries on loans charged off	1,149	5,971	1,200	8,372	4,839
Net (charge-offs) recoveries	(367)	5,155	(36,084)	2,052	(68,436)
Balance, end of period	$279,804	$300,171	$442,537	$279,804	$442,537

Annualized net charge-offs (recoveries) to
average loans and leases	0.01%	(0.11)%	0.75%	(0.01)%	0.47%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Charge-offs	2021	2021	2020	2021	2020
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hotel	—	—	—	343	—
SBA program	—	211	6	236	280
Other commercial real estate	—	—	1,494	—	5,727
Total commercial real estate mortgage	—	211	1,500	579	6,007
Income producing and other residential	29	55	—	84	—
Other residential real estate	—	—	51	—	226
Total income producing and other residential
real estate mortgage	29	55	51	84	226
Total real estate mortgage	29	266	1,551	663	6,233
Real estate construction and land:
Commercial	—	75	—	775	—
Residential	—	—	—	—	—
Total real estate construction and land	—	75	—	775	—
Commercial:
Lender finance	232	—	—	232	—
Equipment finance	—	—	267	—	11,817
Premium finance	—	—	—	—	—
Other asset-based	—	—	—	—	—
Total asset-based	232	—	267	232	11,817
Equity fund loans	—	—	—	—	—
Venture lending	—	—	5	620	6,818
Total venture capital	—	—	5	620	6,818
Paycheck Protection Program	—	—	—	—	—
Security monitoring	—	—	33,796	—	44,032
Secured business loans	73	—	—	120	—
Other lending	646	277	1,598	2,830	3,670
Total other commercial	719	277	35,394	2,950	47,702
Total commercial	951	277	35,666	3,802	66,337
Consumer	536	198	67	1,080	705
Total charge-offs	$1,516	$816	$37,284	$6,320	$73,275

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Allowance for Credit Losses Recoveries	2021	2021	2020	2021	2020
	(In thousands)
Real estate mortgage:
Healthcare real estate	$—	$—	$—	$—	$—
Hotel	—	—	—	—	—
SBA program	513	20	31	550	153
Other commercial real estate	—	4,860	3	5,384	118
Total commercial real estate mortgage	513	4,880	34	5,934	271
Income producing and other residential	—	—	—	—	—
Other residential real estate	50	2	75	56	89
Total income producing and other
residential real estate mortgage	50	2	75	56	89
Total real estate mortgage	563	4,882	109	5,990	360
Real estate construction and land:
Commercial	—	—	—	—	—
Residential	—	—	21	—	21
Total real estate construction and land	—	—	21	—	21
Commercial:
Lender finance	—	—	—	—	—
Equipment finance	—	7	31	114	269
Premium finance	—	—	—	—	—
Other asset-based	101	98	175	360	324
Total asset-based	101	105	206	474	593
Equity fund loans	—	—	—	—	—
Venture lending	32	44	604	133	903
Total venture capital	32	44	604	133	903
Paycheck Protection Program	—	—	—	—	—
Security monitoring	—	—	—	—	—
Secured business loans	125	73	56	324	273
Other lending	285	807	197	1,338	2,641
Total other commercial	410	880	253	1,662	2,914
Total commercial	543	1,029	1,063	2,269	4,410
Consumer	43	60	7	113	48
Total recoveries	$1,149	$5,971	$1,200	$8,372	$4,839

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	September 30, 2021		June 30, 2021		December 31, 2020
		% of		% of		% of
Deposit Composition	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$12,881,806	42%	$11,252,286	38%	$9,193,827	37%
Interest checking	7,168,472	24%	7,394,472	25%	5,974,910	24%
Money market	7,463,261	24%	7,777,199	26%	6,532,917	26%
Savings	627,169	2%	614,204	2%	562,826	2%
Total core deposits	28,140,708	92%	27,038,161	91%	22,264,480	89%
Non-core non-maturity deposits	960,438	3%	1,122,971	4%	1,149,467	5%
Total non-maturity deposits	29,101,146	95%	28,161,132	95%	23,413,947	94%
Time deposits $250,000 and under	882,551	3%	913,371	3%	994,197	4%
Time deposits over $250,000	576,048	2%	572,531	2%	532,573	2%
Total time deposits	1,458,599	5%	1,485,902	5%	1,526,770	6%
Total deposits	$30,559,745	100%	$29,647,034	100%	$24,940,717	100%
During the third quarter of 2021, total deposits increased by $912.7 million to $30.6 billion, due primarily to an increase of $1.1 billion in core deposits. The increase in core deposits in the third quarter of 2021 was driven by continued strong deposit growth from our venture banking and community banking customers. At September 30, 2021, core deposits totaled $28.1 billion, or 92% of total deposits, including $12.9 billion of noninterest-bearing demand deposits, or 42% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
September 30, 2021	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$281,940	$161,805	$443,745
Due in over three months through six months	155,375	185,918	341,293
Due in over six months through twelve months	225,713	217,151	442,864
Total due within twelve months	663,028	564,874	1,227,902
Due in over 12 months through 24 months	97,078	8,802	105,880
Due in over 24 months	122,445	2,372	124,817
Total	$882,551	$576,048	$1,458,599
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At September 30, 2021, total off-balance sheet client investment funds were $1.4 billion, of which $1.0 billion was managed by PWAM. At December 31, 2020, total off-balance sheet client investment funds were $1.3 billion, of which $1.0 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
	2021	2021	2020	2020
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$64,507	$56,803	$91,163	$85,615
Foreclosed assets, net	13,364	13,227	14,027	13,747
Total nonperforming assets	$77,871	$70,030	$105,190	$99,362

Performing TDRs held for investment	$36,750	$40,129	$14,254	$13,679
Classified loans and leases held for investment	$141,604	$147,267	$265,262	$274,572
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.31%	0.29%	0.48%	0.45%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.38%	0.36%	0.55%	0.52%
Allowance for credit losses to nonaccrual loans and leases
held for investment	433.8%	528.4%	475.8%	516.9%
Classified loans and leases held for investment
to loans and leases held for investment	0.69%	0.75%	1.39%	1.44%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	September 30, 2021		June 30, 2021		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(Dollars in thousands)
Real estate mortgage:
Commercial	$25,615	$676	$32,065	$—	$(6,450)	$676
Income producing and other residential	7,547	3,760	6,133	2,179	1,414	1,581
Total real estate mortgage	33,162	4,436	38,198	2,179	(5,036)	2,257
Real estate construction and land:
Commercial	—	—	284	—	(284)	—
Residential	19,918	12,809	1,934	22,714	17,984	(9,905)
Total real estate construction and land	19,918	12,809	2,218	22,714	17,700	(9,905)
Commercial:
Asset-based	1,605	—	1,973	—	(368)	—
Venture capital	2,348	1,670	2,717	—	(369)	1,670
Other commercial	6,979	340	11,337	270	(4,358)	70
Total commercial	10,932	2,010	16,027	270	(5,095)	1,740
Consumer	495	1,042	360	1,454	135	(412)
Total held for investment	$64,507	$20,297	$56,803	$26,617	$7,704	$(6,320)

During the third quarter of 2021, nonaccrual loan and leases held for investment increased by $7.7 million to $64.5 million at September 30, 2021 due mainly to additions of $21.6 million, offset partially by returns to accrual status of $5.9 million and charge-offs of $1.0 million and principal payments and other reductions of $7.1 million. Additionally, a residential real estate construction loan of $7.5 million on nonaccrual status as of September 30, 2021, which was also the largest nonaccrual loan as of this date, paid off on October 1, 2021. As of September 30, 2021, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $16.6 million and represented 26% of total nonaccrual loans and leases.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Property Type	2021	2021	2020	2020
	(In thousands)
Commercial real estate	$12,594	$12,594	$12,979	$12,594
Single-family residence	415	—	—	—
Construction and land development	—	219	219	219
Total OREO, net	13,009	12,813	13,198	12,813
Other foreclosed assets	355	414	829	934
Total foreclosed assets, net	$13,364	$13,227	$14,027	$13,747
During the third quarter of 2021, foreclosed assets increased by $0.1 million to $13.4 million at September 30, 2021 due mainly to additions of $0.4 million, offset partially by sales of $0.3 million.
Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	September 30, 2021		June 30, 2021		December 31, 2020
		Number		Number		Number
		of		of		of
Performing TDRs	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$5,926	18	$6,415	19	$6,631	20
Real estate construction and land	1,433	1	1,439	1	1,451	1
Commercial	29,366	24	32,250	20	6,146	21
Consumer	25	1	25	1	26	1
Total performing TDRs held for investment	$36,750	44	$40,129	41	$14,254	43
During the third quarter of 2021, performing TDRs held for investment decreased by $3.4 million to $36.8 million at September 30, 2021 attributable primarily to payments and other reductions of $7.0 million, offset partially by transfers from nonaccrual status to performing TDRs of $3.6 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
Loan and Lease Credit Risk Ratings	2021	2021	2020	2020
	(Dollars in thousands)
Pass	$19,873,050	$18,822,938	$18,096,830	$17,967,872
Special mention	496,366	536,052	721,285	783,756
Classified	141,604	147,267	265,262	274,572
Total loans and leases held for investment, net of deferred fees	$20,511,020	$19,506,257	$19,083,377	$19,026,200
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
During the third quarter of 2021, classified loans and leases decreased by $5.7 million to $141.6 million at September 30, 2021 due mostly to decreases of $19.6 million in asset-based loans and $10.1 million in other commercial loans, offset partially by increases of $18.0 million in residential real estate construction and land loans and $6.2 million in commercial real estate mortgage loans. Classified loans and leases peaked in the second quarter of 2020 at $293.2 million.
During the third quarter of 2021, special mention loans and leases decreased by $39.7 million to $496.4 million at September 30, 2021 due mainly to a decrease of $40.1 million in commercial real estate mortgage loans. Special mention loans and leases peaked in the first quarter of 2020 at $898.7 million, as we proactively downgraded certain loans at the onset of the COVID-19 pandemic.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	September 30, 2021		June 30, 2021		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$69,059	$202,029	$62,827	$242,159	$6,232	$(40,130)
Income producing and other residential	13,603	73,831	12,681	60,843	922	12,988
Total real estate mortgage	82,662	275,860	75,508	303,002	7,154	(27,142)
Real estate construction and land:
Commercial	—	67,649	284	67,292	(284)	357
Residential	19,918	7,324	1,934	8,234	17,984	(910)
Total real estate construction and land	19,918	74,973	2,218	75,526	17,700	(553)
Commercial:
Asset-based	4,734	87,980	24,351	102,734	(19,617)	(14,754)
Venture capital	4,840	38,281	5,708	33,910	(868)	4,371
Other commercial	28,926	17,107	39,005	18,340	(10,079)	(1,233)
Total commercial	38,500	143,368	69,064	154,984	(30,564)	(11,616)
Consumer	524	2,165	477	2,540	47	(375)
Total	$141,604	$496,366	$147,267	$536,052	$(5,663)	$(39,686)

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At September 30, 2021, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity tier 1, tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At September 30, 2021, the Company and Bank were in compliance with the capital conservation buffer requirement.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the September 30, 2021 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years from 2023 to 2025. The add-back as of September 30, 2021 ranged from 0 basis points to 11 basis points for the capital ratios below.
In the third quarter of 2021, approximately $131 million of trust preferred securities were reclassified from Tier II capital to Tier I capital due to a reassessment of the Basel III implementation rule that permitted the grandfathering of certain trust preferred securities as Tier I capital. This change increased the Tier I leverage capital ratio by approximately 38 basis points and increased the Tier I capital ratio by approximately 50 basis points in the third quarter of 2021. Prior periods were not required to be revised for this change.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
September 30, 2021
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	8.05%	4.00%	4.00%	N/A
CET1 capital ratio	10.15%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.65%	6.00%	8.50%	N/A
Total capital ratio	14.36%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 leverage capital ratio	8.40%	4.00%	4.00%	5.00%
CET1 capital ratio	11.12%	4.50%	7.00%	6.50%
Tier 1 capital ratio	11.12%	6.00%	8.50%	8.00%
Total capital ratio	13.59%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
December 31, 2020
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	8.55%	4.00%	4.00%	N/A
CET1 capital ratio	10.53%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.53%	6.00%	8.50%	N/A
Total capital ratio	13.76%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 leverage capital ratio	9.53%	4.00%	4.00%	5.00%
CET1 capital ratio	11.73%	4.50%	7.00%	6.50%
Tier 1 capital ratio	11.73%	6.00%	8.50%	8.00%
Total capital ratio	12.99%	8.00%	10.50%	10.00%
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
The carrying value of subordinated debt totaled $862.4 million at September 30, 2021. At September 30, 2021, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $717.4 million were included in Tier II capital.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $3.6 billion at September 30, 2021, of which all was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $5.9 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $1.4 billion at September 30, 2021, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $1.8 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of September 30, 2021, there was no balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2021, the Bank had borrowed nothing through the AFX.
    The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	September 30,	June 30,	December 31,
Primary Liquidity - On-Balance Sheet	2021	2021	2020
	(Dollars in thousands)
Cash and due from banks	$174,585	$179,505	$150,464
Interest-earning deposits in financial institutions	3,524,613	5,678,587	3,010,197
Securities available-for-sale	9,276,926	7,198,608	5,235,591
Less: pledged securities	(492,046)	(489,976)	(449,330)
Total primary liquidity	$12,484,078	$12,566,724	$7,946,922

Ratio of primary liquidity to total deposits	40.9%	42.4%	31.9%

Secondary Liquidity - Off-Balance Sheet	September 30,	June 30,	December 31,
Available Secured Borrowing Capacity	2021	2021	2020
	(In thousands)
Secured borrowing capacity with the FHLB	$3,624,409	$3,307,329	$3,330,715
Less: secured advances outstanding	—	—	(5,000)
Available secured borrowing capacity with the FHLB	3,624,409	3,307,329	3,325,715
Available secured borrowing capacity with the FRBSF	1,376,803	1,436,648	1,409,452
Total secondary liquidity	$5,001,212	$4,743,977	$4,735,167
During the three months ended September 30, 2021, the Company's primary liquidity decreased by $82.6 million to $12.5 billion at September 30, 2021 due mainly to a $2.2 billion decrease in interest-earning deposits in financial institutions, offset partially by a $2.1 billion increase in securities available-for-sale. During the third quarter of 2021, the Company's secondary liquidity increased by $257.2 million to $5.0 billion at September 30, 2021 due primarily to a $317.1 million increase in secured borrowing capacity with the FHLB, offset partially by a $59.8 million decrease in secured borrowing capacity with the FRBSF.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At September 30, 2021, core deposits totaled $28.1 billion and represented 92% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.

Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2021, brokered deposits totaled $1.2 billion, consisting primarily of $960.4 million of non-maturity brokered accounts and $195.7 million of brokered time deposits. At December 31, 2020, brokered deposits totaled $1.3 billion, consisting mainly of $1.1 billion of non-maturity brokered accounts and $195.7 million of brokered time deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. At September 30, 2021, the Bank was in compliance with all established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC for non-member banks and the DFPI under their general supervisory authority. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank had a net loss of $256.7 million during the three fiscal years of 2020, 2019, and 2018, compared to dividends of $1.3 billion paid by the Bank during that same period. During the three and nine months ended September 30, 2021, PacWest received $33.0 million and $99.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $1.6 billion at September 30, 2021, for the foreseeable future any dividends from the Bank to PacWest will continue to require DFPI and FDIC approval consistent with what has been required since 2008 when Bank first had an accumulated deficit triggered by goodwill impairment write-downs during the financial crisis of 2007-2008.
At September 30, 2021, PacWest had $144.9 million in cash and cash equivalents, of which substantially all was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of the date indicated:

		Due After	Due After
	Due	One Year	Three Years	Due
	Within	Through	Through	After
September 30, 2021	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits	$1,227,902	$170,978	$59,553	$166	$1,458,599
Long-term debt obligations (1)	—	—	—	941,635	941,635
Contractual interest (2)	14,257	28,096	22,388	6	64,747
Operating lease obligations	35,339	59,671	33,021	26,265	154,296
Other contractual obligations	78,700	140,952	25,838	22,409	267,899
Total	$1,356,198	$399,697	$140,800	$990,481	$2,887,176
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At September 30, 2021, our loan commitments and standby letters of credit were $8.5 billion and $344.4 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 12. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of September 30, 2021, the U.S. Dollar notional amounts of subordinated debt payable denominated in foreign currencies was $29.8 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures was $28.5 million. We recognized a foreign currency translation net gain of $129,000 for the nine months ended September 30, 2021 and a foreign currency translation net loss of $368,000 for the nine months ended September 30, 2020.
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
We evaluated the results of our NII simulation model and MVE model prepared as of September 30, 2021, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2021. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at September 30, 2021. In order to arrive at the base case, we extend our balance sheet at September 30, 2021 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of September 30, 2021. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate that are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of September 30, 2021 assumes interest-bearing deposits reprice at 28% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
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

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
September 30, 2021	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,306.9	20.4%	3.96%	0.67%
Up 200 basis points	$1,224.0	12.8%	3.71%	0.42%
Up 100 basis points	$1,145.1	5.5%	3.47%	0.18%
BASE CASE	$1,085.4	—	3.29%
Down 25 basis points	$1,082.9	(0.2)%	3.28%	(0.01)%
Down 50 basis points	$1,070.3	(1.4)%	3.24%	(0.05)%
Down 100 basis points	$1,059.1	(2.4)%	3.21%	(0.08)%

During the third quarter of 2021, total base case year 1 tax equivalent NII increased by $49.3 million to $1.1 billion at September 30, 2021, and the base case tax equivalent NIM increased to 3.29% from 3.26%. The increase in year 1 NII and tax equivalent NIM compared to June 30, 2021 NII and NIM was attributable to growth in the balance of and shift in the mix of interest-earning assets resulting from the increases in loans and leases and investment securities and decrease in interest-earning deposits in financial institutions.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Bear Flattener Severe” scenario, when short-term rates increase faster than long-term rates. In the “Bear Flattener Severe” scenario, Year 1 tax equivalent NII increases by 3.6%. Because of the low level of market interest rates and the assumption that market rates contain a 0% floor, the ad hoc scenarios that assume decreasing interest rates do not differ materially from the base case scenario.

At September 30, 2021, we had $20.6 billion of total loans that included $10.8 billion with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $9.1 billion, or 85%, contained interest rate floor provisions, which included $8.9 billion of loans with "in-the-money" floors, meaning the loan coupon will not adjust down if there are future decreases to the index interest rate. The following table summarizes the estimated balance of loans with "in-the-money" floors for the indicated increases in interest rates:

September 30, 2021
Total Amount of
Loans With
Basis Points of	"In-the-Money"
Rate Increases	Loan Floors
(Dollars in millions)
50 bps	$5,711
100 bps	$3,500
150 bps	$2,390
200 bps	$937
250 bps	$20
At September 30, 2021, we also had $2.9 billion of variable-rate hybrid loans that do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $139.6 million, $483.0 million, and $824.7 million in the next one, two, and three years.
LIBOR is expected to be phased out after 2021, as such the Company is assessing the impacts of this transition and exploring alternatives to use in place of LIBOR.  The business processes impacted relate primarily to our variable-rate loans and our subordinated debt, both of which are indexed to LIBOR. In the third quarter of 2021 we began using SOFR for some of our newly originated loans as we began to phase out LIBOR. We have included fallback language in loan documents going back to the third quarter of 2020 and continue to complete other aspects of our LIBOR transition plan. For further information, see Item 1A. "Risk Factors" of our Form 10-K.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at September 30, 2021.

The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
September 30, 2021	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$6,905.7	$489.2	7.6%	19.2%	176.2%
Up 200 basis points	$6,793.8	$377.4	5.9%	18.9%	173.4%
Up 100 basis points	$6,644.6	$228.2	3.6%	18.5%	169.6%
BASE CASE	$6,416.5	$—	—%	17.9%	163.8%
Down 50 basis points	$6,276.0	$(140.5)	(2.2)%	17.5%	160.2%
Down 100 basis points	$6,151.8	$(264.7)	(4.1)%	17.1%	157.0%
During the third quarter of 2021, total base case projected market value of equity increased by $371.8 million to $6.4 billion. This increase in base case projected MVE was due mostly to: (1) a $267.7 million decrease in the mark-to-market adjustment for total deposits, borrowings, and subordinated debt (due primarily to the increase in FHLB rates used as discount rates in deposit valuations); (2) a $71.8 million increase in the book value of stockholders' equity due mainly to $140.0 million of net earnings, offset partially by a $46.7 million decrease in accumulated other comprehensive income and $30.0 million of cash dividends paid; and (3) a $33.1 million increase in the mark-to-market adjustment for loans and leases.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the third quarter of 2021:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
(In thousands)
July 1 - July 31, 2021	—	$—	—	$—
August 1 - August 31, 2021	2,742	$42.55	—	$—
September 1 - September 30, 2021	—	$—	—	$—
Total	2,742	$42.55	—
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
10.10
Form of Stock Award Agreement and Grant Notice pursuant to the Company's Amended and Restated 2017 Stock Incentive Plan (Exhibit 10.10 to Form 10-Q filed on August 6, 2021 and incorporated herein by this reference)

31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).

Exhibit Number	Description
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i)  the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii)  the Condensed Consolidated Statements of Earnings (Loss) for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020 and nine months ended September 30, 2021 and 2020, (iii)  the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020 and nine months ended September 30, 2021 and 2020, (iv)  the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2021 and 2020, (v)   the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

PACWEST BANCORP

Date:	November 8, 2021	/s/ Bart R. Olson
Bart R. Olson
Chief Financial Officer and Principal Financial Officer