Form 10-K
period 2021-12-31
PACWEST BANCORP
filed 2022-02-28
CIK 1102112

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 30, 2021, was approximately $4.8 billion. Registrant does not have any nonvoting common equities.
As of February 16, 2022, there were 117,319,693 shares of registrant's common stock outstanding, excluding 2,313,065 shares of unvested restricted stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP
2021 ANNUAL REPORT ON FORM 10-K

PART I
Forward-Looking Information
This Form 10-K contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for credit losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under "Item 1A. Risk Factors." Factors that might cause such differences include, but are not limited to:
•the ongoing COVID-19 pandemic continues to affect the Company, its employees, customers and third-party service providers, and the ultimate extent of the impacts of the pandemic and related government stimulus programs on its business, financial position, results of operations, liquidity and prospects is still uncertain, due in part to the new variants of COVID-19;
•weaker than expected general business and economic conditions could adversely affect the Company’s revenues, the values of its assets and liabilities and negatively impact loan growth;
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
•changes in credit quality and the effect of credit quality and the current expected credit loss accounting standard on our provision for credit losses and allowance for credit losses;
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
•impact of the benchmark interest rate reform in the U.S. including the transition away from the U.S. dollar London Inter-bank Offering Rate ("LIBOR") to alternative reference rates;
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
•the impact of climate change, public health issues, natural or man-made disasters such as wildfires, droughts and earthquakes, all of which are particularly common in California;

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

Available Information
We maintain a website for the Company at http://www.pacwest.com. Via the “Investor Relations” link at the Company's website, our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.
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

ACL	Allowance for Credit Losses	FRBSF	Federal Reserve Bank of San Francisco
AFX	American Financial Exchange	FSOC	Financial Stability Oversight Council
ALLL	Allowance for Loan and Lease Losses	GDP	Gross Domestic Product
ALM	Asset Liability Management	HOA Business	Homeowners Association Services Division of MUFG Union Bank, N.A. (a business acquired on October 8, 2021)
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	LIBOR	London Inter-bank Offering Rate
ATM	Automated Teller Machine	LIHTC	Low Income Housing Tax Credit
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	MBS	Mortgage-Backed Securities
BHCA	Bank Holding Company Act of 1956, as amended	MVE	Market Value of Equity
BOLI	Bank Owned Life Insurance	NAV	Net Asset Value
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NII	Net Interest Income
CDI	Core Deposit Intangible Assets	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	NSF	Non-Sufficient Funds
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OFAC	U.S Treasury Department of Office of Foreign Assets Control
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PPP	Paycheck Protection Program
Core Deposits	Includes noninterest-bearing checking accounts, interest checking accounts, money market accounts, and savings accounts	PRSUs	Performance-Based Restricted Stock Units
COVID-19	Coronavirus Disease	PWAM	Pacific Western Asset Management Inc.
CPI	Consumer Price Index	ROU	Right-of-use
CRA	Community Reinvestment Act	SBA	Small Business Administration
CRI	Customer Relationship Intangible Assets	SBIC	Small Business Investment Company
DFPI	California Department of Financial Protection and Innovation	SEC	Securities and Exchange Commission
DGCL	Delaware General Corporation Law	SNCs	Shared National Credits
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SOFR	Secured Overnight Financing Rate
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FASB	Financial Accounting Standards Board	TDRs	Troubled Debt Restructurings
FDIA	Federal Deposit Insurance Act	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	TruPS	Trust Preferred Securities
FDICIA	Federal Deposit Insurance Corporation Improvement Act	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco	VIE	Variable Interest Entity
FRB	Board of Governors of the Federal Reserve System

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 69 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank also provides venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovative hubs across the United States. The Bank also offers financing of business-purpose non-owner-occupied investor properties through Civic, a wholly-owned subsidiary. The Bank also provides a specialized suite of services for the HOA industry. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
PacWest Bancorp was established in October 1999 and has achieved strong market positions by developing and maintaining extensive local relationships in the communities we serve. By leveraging our business model, service-driven focus, and presence in attractive markets, as well as maintaining a highly efficient operating model and robust approach to risk management, we have achieved significant and profitable growth, both organically and through disciplined acquisitions. We have successfully completed 31 acquisitions since 2000, including the Civic acquisition on February 1, 2021 and the HOA Business acquisition on October 8, 2021, which have contributed to our growth and expanded our market presence throughout the United States. For more information regarding the Civic and HOA Business acquisitions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Events.”
As of December 31, 2021, the Company had total assets of $40.4 billion, total loans and leases, net of deferred fees, of $22.9 billion, total deposits of $35.0 billion, and stockholders’ equity of $4.0 billion.
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
Our management team has extensive expertise and a successful track record in evaluating, executing and integrating attractive, franchise-enhancing acquisitions. We have successfully completed 31 acquisitions since 2000, including the Civic acquisition on February 1, 2021 and the HOA Business acquisition on October 8, 2021. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise.
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
At December 31, 2021, we had ATMs at 53 of our branches located in California and one ATM at our branch in Denver, Colorado. We are a member of the MoneyPass network that enables our customers to withdraw cash surcharge-free and service charge-free at over 37,000 ATM locations across the country. We provide access to customer accounts via a 24 hour seven-day-a-week, toll-free, automated telephone customer service and secure online banking services.
At December 31, 2021, our total deposits consisted of $32.7 billion in core deposits, $1.4 billion in time deposits, and $890.0 million in non-core non-maturity deposits. Core deposits represented 93% of total deposits at December 31, 2021, and were comprised of $14.5 billion in noninterest-bearing deposits, $10.2 billion in money market accounts, $7.3 billion in interest-bearing checking accounts, and $630.7 million in savings accounts. Our deposit base is also diversified by client type. As of December 31, 2021, no individual depositor represented more than 1.7% of our total deposits, and our top ten depositors represented 11.2% of our total deposits.
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
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our SEC registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At December 31, 2021, total off-balance sheet client investment funds were $1.4 billion, of which $0.9 billion was managed by PWAM. At December 31, 2020, total off-balance sheet client investment funds were $1.3 billion, of which $1.0 billion was managed by PWAM.

Lending Activities
At December 31, 2021 and 2020, total loans and leases held for investment, net of deferred fees, were $22.9 billion and $19.1 billion. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, purchased single-family residential mortgage loans, and a small amount of consumer loans. Our commercial real estate loans and real estate construction loans are secured by a variety of property types. Our commercial loans and leases portfolio is diverse and includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies, loans to finance life insurance premiums, and business loans originated through our Community Banking group. The Bank also offers financing of business-purpose non-owner-occupied investor properties through Civic, a wholly-owned subsidiary.
In October 2019, we ceased originating new security monitoring loans and healthcare real estate loans in our National Lending group.
We price loans to preserve our interest spread and maintain our net interest margin. Loan interest rates may be floating, fixed, or a combination thereof (“hybrid”) throughout the loan term. The rates on hybrid loans typically are fixed until a “reset” date when the rates then become floating. While we do not actively solicit direct consumer loans, we hold consumer loans, consisting primarily of purchased single-family residential mortgage loans and purchased private student loans for which the servicing is outsourced. We also have an exposure to consumer loans that are collateral for many of our lender finance loans.
Some of our loans are participations in larger loans, and these participations may be considered shared national credits. A SNC is any loan or commitment to extend credit aggregating $100 million or more at origination, committed under a formal lending arrangement, and shared by three or more unaffiliated supervised institutions. The SNC program is governed by an inter-agency agreement among the FRB, the FDIC, and the OCC. These agencies review a selection of SNCs periodically, with such review conducted at the lead or agent bank, and deliver a credit risk rating to the participants holding the loans. At December 31, 2021 and 2020, we had SNC loans held for investment to 21 borrowers that totaled $531 million and to 25 borrowers that totaled $579 million. At December 31, 2021 and 2020, SNC loans held for investment comprised 2.3% and 3.0% of total loans and leases held for investment, net of deferred fees.
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

•Income producing and other residential real estate mortgage. Our income producing and other residential real estate mortgage loans generally are collateralized by first deeds of trust on multi-family and other residential properties. Multi-family properties comprise the majority of our income producing and other residential real estate loans. Other types of properties securing these loans include for-rent and owner-occupied single-family properties and mobile home parks. We directly originate and purchase from other banks multi-family secured real estate mortgage loans. When we purchase multi-family loans from other banks, we re-underwrite the loans at time of purchase. Multi-family loans either repay on a 30-year amortization schedule or may have an initial interest-only period (up to two years) and then repay on a 30-year amortization schedule. We purchase single-family residential mortgage loans that meet our established lending criteria from multiple third-party lenders. Civic, a lending subsidiary, originates business-purpose loans to real estate investors for short-term bridge loans, longer-term loans secured by for-rent residential properties and, to a lesser extent, loans on multi-family properties.
•Real estate construction and land. Our real estate construction and land loans generally are collateralized by first deeds of trust on specific residential and commercial properties. The most prevalent types of properties securing our construction and land loans are multi-family, residential properties undergoing a substantial renovation, and hotel properties. Construction loans typically finance from 60% to 65% of the cost to construct residential and commercial properties. The terms are generally one to three years with short-term, performance-based extension options. Civic, a lending subsidiary, originates business-purpose loans secured by non-owner-occupied residential properties undergoing renovation.
Our real estate portfolio is subject to certain risks including, but not limited to, the following:
•increased competition in pricing and loan structure;
•the economic conditions of the United States and in the markets where we lend;
•decreased demand or decreased values as a result of legislative changes such as new rent control laws, and permanent shifts in corporate work environment such as remote working and consumer behavior such as online retail;
•interest rate increases;
•decreased commercial and residential real estate values in the markets where we lend;
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
•using a credit committee approval process for the approval of loan requests (or aggregated credit exposures) over a certain dollar amount;
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
With respect to real estate construction loans, in addition to the points above, we attempt to mitigate project-specific risks by:
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
SBA 7(a) and 504 program loans are subject to the risks outlined above and the risk that an SBA 7(a) guaranty may be invalid if specific SBA procedures are not followed. We mitigate this risk by adhering to SBA requirements.

Commercial Loans and Leases
Our commercial loans and leases portfolio is diverse and includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies, loans to finance life insurance premiums, and business loans originated through our Community Banking group.
Our commercial loans and leases include the following specific lending products:
•Lender finance. These are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables owed to our borrowers. The borrowers include lenders to small businesses, commercial real estate lenders, consumer lenders, and timeshare operators. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. The loans are typically revolving lines of credit with terms of one to three years with contractual borrowing availability as a percentage of eligible collateral.
•Equipment finance. These are loans and leases used to purchase equipment essential to the operations of our borrowers or lessees. Equipment finance loans are secured by the equipment financed, and we own and lease the equipment to the lessees. The primary source of repayment is the operating income of the borrower or lessee. The loan and lease terms are two to ten years and generally amortize to either a full repayment or residual balance or investment that is expected to be collected through a sale of the equipment to the lessee or a third party.
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
•Premium finance. These are loans used to finance annual life insurance premiums and are fully secured by the corresponding cash surrender values of the life insurance contracts and other collateral. The loans have one year terms and generally renew annually. The primary sources of repayment are the cash flow of the borrowers and guarantors, repayment from our loans being refinanced by other lenders, or the application of cash surrender value proceeds to the loans.
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

•Security monitoring. In October 2019, we decided to no longer originate new security monitoring loans. The loans to security monitoring companies are loans to borrowers that provide business and residential security systems and the accompanying alarm monitoring services. Loans to security monitoring companies are secured primarily by the monitoring contracts between the borrowers and their customers. New technology is disrupting the security alarm business, causing increased customer acquisition costs and customer attrition and thereby adversely impacting business models and valuations. At December 31, 2021, loans to security monitoring companies totaled $89.6 million compared to $329.3 million at December 31, 2020.
•Other lending. Loans aggregated into the category of “Other lending” are various commercial loan types including Community Banking group business loans, loans to homeowner associations, loans to municipalities and non-profit borrowers, and SBA 7(a) loans for small business expansion. The primary sources of repayments for the Community Banking group business loans, non-profit borrowers, and SBA 7(a) business expansion loans are the operations of the borrowers. The primary sources of repayment for loans to municipalities are tax collections from their tax jurisdictions.
•Paycheck Protection Program. Loans made under provisions of the CARES Act to assist eligible businesses fund their operating costs during the COVID-19 pandemic. Under this program, the SBA guaranties 100% of the amounts loaned. Originations under this program occurred from March 2020 until May 2021 and totaled $1.65 billion. At December 31, 2021, the outstanding balance of these loans was $156.7 million. The loans have two or five year terms with a 1% loan coupon rate and origination fees that varied generally from 1% to 5% depending on the size of the loan. If the borrower meets certain requirements of the program, the loan can be forgiven by the SBA and the Bank would be paid off by the SBA prior to maturity.
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

Loan Concentrations
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31,
	2021		2020		2019
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Commercial	$3,762,299	17%	$4,096,671	21%	$4,202,687	22%
Income producing and other residential	7,416,421	32%	3,803,265	20%	3,770,060	20%
Total real estate mortgage	11,178,720	49%	7,899,936	41%	7,972,747	42%
Real estate construction and land:
Commercial	832,591	4%	1,117,121	6%	1,082,368	6%
Residential	2,604,536	11%	2,243,160	12%	1,655,434	9%
Total real estate construction and land (1)	3,437,127	15%	3,360,281	18%	2,737,802	15%
Total real estate	14,615,847	64%	11,260,217	59%	10,710,549	57%
Commercial:
Asset-based	4,075,477	18%	3,429,283	18%	3,748,407	20%
Venture capital	2,320,593	10%	1,698,508	9%	2,179,422	12%
Other commercial (2)	1,471,981	6%	2,375,114	12%	1,767,667	9%
Total commercial	7,868,051	34%	7,502,905	39%	7,695,496	41%
Consumer	457,650	2%	320,255	2%	440,827	2%
Total loans and leases held for
investment, net of deferred fees	$22,941,548	100%	$19,083,377	100%	$18,846,872	100%
_______________________________________
(1)    Includes land and acquisition and development loans of $151.8 million at December 31, 2021, $167.1 million at December 31, 2020, and $173.4 million at December 31, 2019.
(2)    Includes PPP loans of $156.7 million at December 31, 2021 and $1.1 billion at December 31, 2020.
The real estate mortgage loan portfolio is diversified among various property types. At December 31, 2021, the three largest property types securing real estate mortgage loans were multi-family properties, single-family residential properties, and office properties, which comprised 35%, 29%, and 10% of our real estate mortgage loans, respectively. At December 31, 2020, the three largest property types securing real estate mortgage loans were multi-family properties, office properties, and industrial properties, which comprised 45%, 17%, and 9% of our real estate mortgage loans, respectively.
At December 31, 2021 and 2020, 9%, and 13% of the total real estate mortgage loans were owner occupied (where our borrowers were operating businesses on the premises that collateralize our loans).
The real estate construction and land loan portfolio is diversified among various property types. At December 31, 2021, the three largest property types for real estate construction and land loans were multi-family properties, single-family residential construction and renovation properties, and hotel properties, which comprised 50%, 15%, and 9% of our real estate construction and land loans, respectively. At December 31, 2020, the three largest property types for real estate construction and land loans were multi-family properties, hotel properties, and residential condominium properties, which comprised 48%, 16%, and 8% of our real estate construction and land loans, respectively.

At December 31, 2021, commitments secured by real estate construction and land projects totaled $7.7 billion with related outstanding loan balances of $3.4 billion. At December 31, 2020, commitments secured by real estate construction and land projects totaled $6.3 billion with related outstanding loan balances of $3.4 billion. At December 31, 2021, commitments related to construction and land projects in California totaled $3.6 billion or 47% of total real estate construction and land commitments, and commitments related to construction and land projects in New York City totaled $910 million or 12% of total real estate construction and land commitments.
At December 31, 2021, there were 13 individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $181 million. At December 31, 2021, these 13 individual commitments totaled $1.6 billion and had an aggregate outstanding balance of $587 million. The projects financed by these commitments are nine multi-family projects, one condominium project, one mixed use property, one life science office property, and one industrial project. For these 13 commitments, the average commitment to budgeted project cost ratio was 56.4%.
At December 31, 2020, there were eight individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $135 million. At December 31, 2020, these eight individual commitments totaled $954 million and had an aggregate outstanding balance of $526 million. The projects financed by these commitments were six multi-family projects, one mixed used property, and a hotel. For these eight commitments, the average commitment to budgeted project cost ratio was 51.7%.
At December 31, 2021, we had thirteen individual loan commitments greater than or equal to $150 million that ranged in size from $150 million to $500 million and totaled $3.3 billion and had an aggregate outstanding balance of $1.5 billion. Six of these commitments totaling $1.9 billion were equity fund loans, four of these commitments totaling $854 million were lender finance loans, one of these commitments totaling $181 million was a residential construction loan, one of these commitments totaling $175 million was a loan secured by a multi-family property, and one of these commitments totaling $150 million was a loan secured by a studio office complex.
At December 31, 2020, we had nine individual loan commitments equal to or greater than $150 million that ranged in size from $150 million to $400 million and totaled $1.9 billion and had an aggregate outstanding balance of $760 million. Six of these commitments totaling $1.4 billion were equity fund loans, two of these commitments totaling $350 million were lender finance loans, and one of these commitments totaling $150 million was a commercial construction loan.
Financing
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt, and equity. As a member of the FHLB, the Bank had secured financing capacity with the FHLB as of December 31, 2021 of $4.0 billion, collateralized by a blanket lien on $6.2 billion of qualifying loans. The Bank also had secured financing capacity with the FRBSF of $1.4 billion as of December 31, 2021 collateralized by liens on $1.8 billion of qualifying loans.
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
Human Capital Management
Our business strategy is to operate a client-focused, well-capitalized and profitable nationwide bank dedicated to providing personal service to our business and individual customers. Our employees are our most important assets and they set the foundation for our ability to achieve our strategic objectives. We believe that we have a competitive advantage in the markets we serve because of our long-standing reputation for providing superior, relationship-based customer service. In order to continue to provide the expertise and customer service for which we are known, it is crucial that we continue to attract, retain, and develop top talent. To facilitate talent attraction and retention, we strive to make the Bank a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and advance in their careers, supported by strong compensation, benefits, and health and wellness programs.
Oversight and Management
We strive to attract, develop, and retain highly qualified employees for each role in the organization. Working under this principle, our Human Resources Department is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management, and professional development. Our Board of Directors and Board committees provide oversight on certain human capital matters, including our compensation and benefit programs. As noted in its charter, our Compensation, Nominating and Governance Committee is responsible for periodically reviewing employee compensation programs and initiatives to ensure they are competitive and aligned with our stockholders’ long-term interests, including incentives and benefits, as well as our succession planning and strategies. Our Compensation, Nominating and Governance Committee also works closely with the Risk Committee to monitor current and emerging human capital management risks and to mitigate exposure to those risks.
Demographics
At December 31, 2021, we had approximately 2,200 full-time, part-time, and temporary employees, the overwhelming majority of which were full-time employees. None of the Company’s employees are represented by a labor union or by collective bargaining agreements. During 2021, the number of employees increased by approximately 30% due primarily to the Civic and HOA Business acquisitions. During 2021, our employee turnover rate was approximately 15.1%. The average tenure of our full-time employees is 6.9 years.
At December 31, 2021, the composition of our workforce was as follows:

Gender	% of Total
Women	57%
Men	43%

Ethnicity	% of Total
Asian	12%
Black or African American	8%
Hispanic or Latino	28%
Native Hawaiian or other Pacific Islander	1%
Two or more races	2%
White	49%

Human Capital Management Objectives
Our key human capital management objectives are to attract, retain, and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future, reward and support employees through competitive pay, benefit, and perquisite programs, enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive, acquire talent, and facilitate internal talent mobility to create a high-performing, diverse workforce, and evolve and invest in technology, tools and resources to enable employees to effectively and efficiently perform their responsibilities and achieve their full potential.
Some examples of key programs and initiatives that are focused to attract, develop and retain our workforce include:
Compensation and benefits. The philosophy and objectives underlying our compensation programs are to employ and retain talented employees to ensure we execute on our business goals, drive short- and long-term profitable growth of the Company, and create long-term stockholder value. In allocating total compensation, we seek to provide competitive levels of fixed compensation (base salary) and, through annual and long-term incentives, provide for increased total compensation when performance objectives are exceeded and appropriately lower total compensation if performance objectives are not met. Specifically:
•We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. In 2021, we conducted a review of our starting salaries for our employees and raised our minimum starting wage from $15 per hour to $18 per hour.
•We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our compensation and benefit programs and to provide benchmarking against our peers within the industry. This review resulted in our reducing the employee cost of our health insurance for our plans and increasing our 401(k) match to be more in-line with our peers.
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
•All full-time employees are eligible for health insurance (medical, dental, and vision), paid and unpaid leaves, a 401(k) plan with Company matching and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their personal and family needs, including health savings and flexible spending accounts, paid parental leave, public transportation reimbursement, employee assistance programs, personalized wellness programs and a tuition reimbursement program.
Health, Safety and Wellness. The health, safety, and wellness of our employees is fundamentally connected to the success of our business. We provide our employees and their families with access to a variety of flexible, convenient and innovative health and wellness programs to help them improve or maintain their physical and mental well-being. The safety of our employees and customers is paramount. We strive to ensure that all employees feel safe in their respective work environment. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our non-branch employees work from home, while implementing additional safety measures and paying special bonuses for employees continuing critical on-site work. In 2021, we introduced an employer-paid mental wellness support benefit provided by a leading external service provider.

Talent Development. We believe that creating an environment which encourages continual learning and development is essential for us to maintain a high level of service and to achieve our goal to have every employee feel that they are a valued member of a successful company. This is why we have implemented a variety of learning and development resources for all levels of employees across the bank. Our first focus area has been on building our leadership talent pipeline. Based on our company-wide succession planning discussions, we implemented a new leadership program called LEAD for our most senior leaders. Facilitated by members of our executive team, this program prepares our future leaders for leadership roles within the bank. In addition to our new LEAD program, managers also have the opportunity to refine their skills through our Leadership Essentials program. This program teaches managers how to effectively manage, engage, and develop their teams. Employees have access to ongoing education that is relevant to the banking industry and their job function within the Company leveraging our new Linkedin Learning Platform and other key educational partnerships. We have a strong partnership with Pacific Coast Banking School and send a cohort of leaders for their graduate certificate in banking each year. Though our talent management processes of goal setting, performance reviews, succession planning and career development we strive to continually develop our people and meet the dynamic needs of our customers.
Diversity and Inclusion. We are committed to creating a culture of inclusion – where differences are both appreciated and respected. We take pride in providing equal employment opportunities and building a workplace culture where all employees feel supported and respected, and have equal access to career and development opportunities without regard to race, religion/creed, color, national origin, age, marital status, ancestry, sex, gender, gender identity/expression, sexual orientation, veteran status, physical or mental disability, medical condition, military status, or any other characteristic protected by federal, state or local laws. To help accomplish this, we have a SVP, Diversity, Equity & Inclusion, who is supported by an Executive/Leadership Diversity Committee and a Diversity, Equity and Inclusion Advisory Council made up of 21 employee representatives from throughout the Company to advance our diversity and inclusion initiatives. We strive to build teams and grow talent that reflects the diversity of the clients and communities we serve and foster an inclusive and equitable culture/workplace.
Financial and Statistical Disclosure
Certain of our statistical information is presented within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.” This information should be read in conjunction with the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

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
Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or the ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. Pursuant to the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing certain merger or acquisition transactions, the federal regulators will consider the assessment of the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, our performance record under the CRA, our compliance with fair housing and other consumer protection laws, and the effectiveness of all organizations involved in combating money laundering activities. The ability of any bank holding company to acquire another bank holding company or bank is also significantly impacted by subjective decisions of federal regulators, including political appointees, as to whether any proposed merger would be consistent with national financial institutions policies. These subjective views may have an impact on the ability of any bank holding company to engage in a merger transaction.
Under the BHCA, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries and such other activities that the FRB deems to be so closely related to banking as “to be a proper incident thereto.” We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the FRB determines that the activity is so closely related to banking as to be a proper incident to banking. Generally, the FRB’s approval must be obtained before the shares of any such company can be acquired.
The federal regulatory agencies also have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under “-Capital Requirements,” we are required to maintain minimum ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to total risk‑weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends or repurchase our shares. See Note 22. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

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
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted. While the EGRRCPA reduced the impact of the Dodd-Frank Act on bank holding companies of our size, including in respect to stress testing, the Dodd-Frank Act nonetheless subjected us to additional significant regulatory requirements. In addition, as a result of the Dodd-Frank Act and our having in excess of $10 billion in total consolidated assets, the Company and the Bank are subject to the examination and supervision of the CFPB with respect to compliance with certain consumer financial laws.
Transactions with Affiliates
Transactions between the Bank and its affiliates are regulated under federal banking law. Subject to certain exceptions set forth in the Federal Reserve Act, a bank may enter into “covered transactions” with its affiliates if the aggregate amount of the covered transactions to any single affiliate does not exceed 10 percent of the Bank’s capital stock and surplus or 20 percent of the Bank’s capital stock and surplus for covered transaction with all affiliates. Covered transactions include, among other things, extension of credit, the investment in securities, the purchase of assets, the acceptance of collateral or the issuance of a guaranty. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. Additionally, most transactions that the Bank engages in with an affiliate, including where an affiliate performs a service for the Bank, must be on similar terms and conditions as the Bank would get from a non-affiliate.
Dividends and Share Repurchases
The ability of the Company to pay dividends on or to repurchase its common stock, and the ability of the Bank to pay dividends to the Company, may be restricted due to several factors including: (a) the DGCL (in the case of the Company) and applicable California law (in the case of the Bank), (b) covenants contained in our subordinated debt and borrowing agreements, and (c) the regulatory authority of the FRB, the DFPI and the FDIC.
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
PacWest’s primary source of liquidity is the receipt of cash dividends from the Bank. Various statutes and regulations limit the availability of cash dividends from the Bank. Dividends paid by the Bank are regulated by the DFPI and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. The Bank had a cumulative net loss of $155.3 million during the three fiscal years of 2021, 2020, and 2019 due to the $1.47 billion goodwill impairment in the first quarter of 2020, compared to dividends of $776.0 million paid by the Bank during that same period. Since the Bank had a retained deficit of $1.5 billion at December 31, 2021, for the foreseeable future, any further cash dividends from the Bank to the Company will continue to require DFPI and FDIC approval.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Holding Company Liquidity” and Note 22. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.
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
The Company has outstanding subordinated debt issued to trusts, which, in turn, issued trust preferred securities. The carrying amount of subordinated debt totaled $863.3 million at December 31, 2021. Under Basel III, $131.0 million of the Company’s trust preferred securities were included in Tier 1 capital following a reclassification of such trust preferred securities from Tier 2 capital during the third quarter of 2021, and the remaining $718.2 million of the Company's trust preferred securities continued to be included in Tier 2 capital at December 31, 2021. We believe that, as of December 31, 2021, the Company and the Bank met all capital adequacy requirements under Basel III. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Capital” for further information on regulatory capital requirements, capital ratios, and deferred tax asset limits as of December 31, 2021 for the Company and the Bank.
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

Deposit Insurance
The Bank is a state‑chartered, “non‑member” bank regulated by the DFPI and the FDIC. The Bank accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits established by law. The applicable statutory limit for FDIC insurance for most types of accounts is $250,000.
Under the FDIC's risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the Deposit Insurance Fund. The calculated assessment rate is applied to average consolidated assets less the average tangible equity of the insured depository institution during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases. For the year ended December 31, 2021, we incurred $12.0 million of FDIC assessment expense.
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

Consumer Regulation
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual and statutory damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state attorneys general and local prosecutors in each jurisdiction in which we operate, and civil money penalties. Failure to comply with consumer protection regulations may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
The CFPB has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The Bank is subject to direct oversight and examination by the CFPB with respect to compliance with certain consumer financial laws. The CFPB has broad supervisory, examination, and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition, or results of operations.
USA PATRIOT Act and Anti-Money Laundering
The USA PATRIOT Act, designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, as implemented by various federal regulatory agencies, requires the Company and the Bank to establish and implement policies and procedures with respect to, among other matters, anti‑money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers and prospective customers. The USA PATRIOT Act and its underlying regulations permit information sharing for counter‑terrorism purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the FDIC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering a bank holding company acquisition and/or a bank merger act application.
The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and Bank Secrecy Act legislation.
We regularly evaluate and continue to enhance our systems and procedures to continue to comply with the USA PATRIOT Act and other anti‑money laundering initiatives. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, strategic, and reputational consequences for the institution and result in material fines and sanctions.

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals and others. These rules are promulgated and administered by OFAC. The OFAC‑administered sanctions targeting designated countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment‑related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). These sanctions that are applicable to countries and individuals are also imposed against some non-governmental organizations, associations, or other criminal networks. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil money penalties against the Company and the Bank.
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
In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks. In 2019 and 2020, the federal banking regulators proposed for public comment rules to modernize the agencies’ regulations under the CRA. In July 2021, the FRB, FDIC, and the Office of the Comptroller of the Currency issued an interagency statement committing to joint agency action on CRA. In December 2021, the Office of the Comptroller of the Currency adopted final CRA rules that were based largely on CRA rules issued jointly by the federal banking regulators in 1995 and subsequently revised, which the Office of the Comptroller of the Currency believed was an important step to the interagency process because it reestablished generally uniform rules that apply to all insured depository institutions. These recent actions may signal that additional joint regulatory action on this issue could be forthcoming in 2022. We will continue to evaluate the impact of any changes to the CRA regulations.
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
In November 2021, the federal bank regulatory agencies issued a joint rule establishing computer-security incident notification requirements for banking organizations and their service providers. This rule requires new notification requirements where a banking organization experiences a computer-security incident. This rule has an effective date of April 1, 2022, and a compliance date of May 1, 2022.
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have implemented or modified their data breach notification and data privacy requirements, and California and Colorado, which are two states in which we have branch offices, have enacted comprehensive data privacy legislation. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. In November 2020, California voters approved the California Privacy Rights Act of 2020, which takes effect on January 1, 2023. Together, these California acts, which cover businesses that obtain or access personal information on California resident consumers, grant consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. In July 2021, Colorado became the third state – behind California and Virginia – to enact comprehensive data privacy legislation, commonly referred to as the Colorado Privacy Act, which is set to take effect on July 1, 2023. The Colorado Privacy Act is modeled in part off of the CCPA. We expect this trend of state-level activity to continue, and are continually monitoring developments in the states in which we operate. For a further discussion of risks related to privacy and cybersecurity, see "Item 1A. Risk Factors" included in this Form 10-K.
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
General Economic and Market Conditions Risk
The ongoing COVID-19 pandemic and resulting substantial disruption to global and domestic economies could adversely impact our business operations, asset valuations, and financial results.
The ongoing COVID-19 pandemic has created global and domestic economic and financial disruptions that adversely affected our business operations, asset valuations and financial results in 2020 and could adversely affect our business operations, asset valuations, and financial results in the future. The pandemic has negatively impacted the global and domestic economies, disrupted supply chains, lowered some equity market valuations, and created significant volatility and disruption in financial markets. Certain industries have been particularly hard hit by the pandemic, including the travel and hospitality industry, the restaurant industry and the retail industry.
As the pandemic unfolded in March 2020, the credit status of some of our borrowers was adversely affected. We immediately enhanced the monitoring of our loan and lease portfolio with particular emphasis on certain loan and lease portfolios that we expected to be most impacted by the pandemic, such as the hotel, retail, commercial aviation, restaurant, and oil services loan and lease portfolios. We responded by constructively working with affected borrowers, allowing for the deferral of loan payments and the extension of maturity dates, and amending our agreements with them when appropriate and warranted. We continue to closely monitor all of our portfolios, although with the increase in oil prices, the credit risk in the oil services portfolio has diminished. During 2021, we heightened our monitoring of real estate loans secured by office properties because of the risk tenants’ may reduce the office space they lease as some portion of the workforce continues to work remotely. Even with our actions to assist our borrowers coping with the pandemic, we may not collect all amounts contractually owed to us as noted under “Credit Risk” below.
In addition, the pandemic has resulted in remote working environments, travel restrictions, business entry requirements, and proposed return-to-office vaccination and testing requirements. Should economic impacts of COVID-19 persist or further deteriorate, this macroeconomic environment could have an adverse impact on our business, financial condition, and results of operations.
The pandemic could also influence the recognition of the provision for credit losses in our loan portfolios and could increase our allowance for credit losses, depending on the duration of the pandemic, the ongoing impact of government stimulus and the ongoing impact on the overall economy. The provision for credit losses reflects estimates of future credit losses, however the actual credit losses that our loan portfolio may experience remains uncertain since the economic cycle is not complete, particularly as businesses remain closed and as more customers may draw on their lines of credit or seek additional loans to help finance their businesses.
Similarly, because of changing economic and market conditions affecting issuers, the securities we hold may lose value. The volatility in the equity markets, particularly early in the pandemic, has impacted our asset valuations, as evidenced by our goodwill impairment charge in the first quarter of 2020, and asset valuations of goodwill or other assets could be further impacted depending on future developments caused by COVID-19.

As an essential service, our business operations have continued during the pandemic, however they may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. To protect the health and safety of our employees and communities, most of our employees in non-client facing roles continue to work remotely. Employees who enter Company branches and offices comply with indoor mask mandates as applicable under state and local guidance. Our branch locations are also prepared to respond to evolving pandemic risks through various actions depending on the circumstances, such as closing lobbies if a drive thru is available, temporarily closing if located within close proximity to another branch or at certain times reducing hours of operation. We may also experience operational difficulties, including increased cybersecurity risk, due to the remote working environments of our employees. We may also experience additional operational risk due to difficulties experienced by our third-party service providers.
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
Our business is adversely affected by unfavorable economic, market, and political conditions.
In the event of an economic recession, our operating results could be adversely affected because we could experience higher loan and lease charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Sources of global economic and market instability include, but are not limited to, the potential economic slowdown in United Kingdom, Europe and the United States, the impact of trade negotiations, economic conditions in China, including the global economic impacts of the Chinese economy, China’s regulation of commerce, escalating military tensions in Europe as a result of Russia's invasion of Ukraine, and the effects of the pandemic or other health crises. Various market conditions also affect our operating results. Certain changes in interest rates, inflation, or the financial markets could affect demand for our products. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans and leases. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which may adversely affect businesses’ ability to raise capital and/or service their debts. Political and electoral changes, developments, conflicts, and conditions have in the past introduced, and may in the future introduce, additional uncertainty which may also affect our operating results.
An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:
•a decrease in the demand for our loans and leases and other products and services offered by us;
•a decrease in our deposit balances due to overall reductions in the accounts of customers;
•a decrease in the value of collateral securing our loans and leases;
•an increase in the level of nonperforming and classified loans and leases;
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
We may not collect all amounts that are contractually owed to us by our borrowers.
We are dependent on the collection of loan and lease principal, interest, and fees to partially fund our operations. A shortfall in collections and proceeds may impair our ability to fund our operations or to repay our existing debt.
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk. The credit quality of our portfolio can have a significant impact on our earnings. We expect to experience charge-offs and delinquencies on our loans and leases in the future. Many borrowers have been negatively impacted by the COVID-19 pandemic and related economic consequences, and may continue to be similarly or more severely affected in the future. Our borrowers' actual operating results may be worse than our underwriting indicated when we originated the loans and leases, and in these circumstances, if timely corrective actions are not taken, we could incur substantial impairment or loss of the value on these loans and leases. We may fail to identify problems because our borrower did not report them in a timely manner or, even if the borrower did report the problem, we may fail to address it quickly enough or at all. Even if borrowers provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes may cause us to make loans and leases that we otherwise would not have made or to fund advances that we otherwise would not have funded, either of which could result in losses on loans and leases, or necessitate that we significantly increase our allowance for loan and lease losses. As a result, we could suffer loan losses and have nonperforming loans and leases, which could have a material adverse effect on our net earnings and results of operations and financial condition, to the extent the losses exceed our allowance for loan and lease losses.
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

Our federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in our loan and lease portfolio, we cannot provide assurance that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. We also cannot be certain that actual results will be consistent with forecasts and assumptions used in our CECL modeling. Any of these occurrences could materially and adversely affect our financial condition and results of operations. For more information, see Note 1(i). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
Our loans and leases are concentrated by location, collateral value, and borrower type which could exacerbate credit losses if certain markets or industries were to experience economic difficulties or operating issues.
Real estate mortgage loans and real estate construction and land loans comprised 64% of our total loans and leases at December 31, 2021. Of total loans and leases, 39% are secured by real estate collateral located in California, 25% are secured by multi-family properties, and 4% are secured by commercial real estate construction projects.
For real estate mortgage loans, the respective primary and secondary sources of loan repayments are the net operating incomes of the properties and the proceeds from the sales or refinancing of the properties. For real estate construction and land loans, the primary source of loan repayments is the proceeds from the sales or refinancing of the properties following the completion of construction and the stabilization/attainment of sufficient debt service coverage. As such, our commercial real estate borrowers generally are required to refinance the loans with us or another lender or sell the properties to repay our loans. A portion of our real estate loans are secured by residential properties. Decreases in residential property values could lead to increased credit losses for these loans.
We have a number of large credit relationships and individual commitments.
At December 31, 2021, there were 13 individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $181 million. At December 31, 2021, these 13 individual commitments totaled $1.6 billion and had an aggregate outstanding balance of $587 million. The projects financed by these commitments are nine multi-family projects, one condominium project, one mixed use property, one life science office property, and one industrial project. For these 13 commitments, the average commitment to budgeted project cost ratio was 56.4%.
At December 31, 2021, we had 13 individual loan commitments greater than or equal to $150 million that ranged in size from $150 million to $500 million and totaled $3.3 billion and had an aggregate outstanding balance of $1.5 billion. Six of these commitments totaling $1.9 billion were equity fund loans, four of these commitments totaling $854 million were lender finance loans, one of these commitments totaling $181 million was a residential construction loan, one of these commitments totaling $175 million was a loan secured by a multi-family property, and one of these commitments totaling $150 million was a loan secured by a studio office complex.
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
Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Changes in market interest rates generally affect loan volume, loan yields, funding sources and funding costs. Our net interest spread depends on many factors that are partly or completely out of our control, including competition, general economic conditions, and federal economic monetary and fiscal policies, and in particular, the Federal Reserve Board. After steadily increasing the target federal funds rate in 2017 and 2018, the Federal Reserve Board in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic in March 2020, an additional 150 basis point decrease to a range of 0.00% to 0.25% as of March 31, 2020 where it has remained. A prolonged low interest rate environment could negatively impact our net interest margin as assets reprice that are not subject to interest rate floors. The Federal Reserve Board has signaled that an increase in rates is coming but the exact timing and extent remain unknown and are largely subject to economic conditions.
While an increase in interest rates may increase our loan yield, it may adversely affect the ability of certain borrowers with variable-rate loans to pay the contractual interest and principal due to us. Following an increase in interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loans that mature and repay or that prepay before maturity with new originations, minimize increases on our deposit rates, and maintain an acceptable level and composition of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of noninterest-bearing deposits as customers may seek higher-yielding products when interest rates increase.
Accordingly, changes in levels of interest rates could materially and adversely affect our net interest margin, asset quality, loan origination volume, average loan portfolio balance, deposit balances, liquidity, and overall profitability.

We may be adversely impacted by the transition from LIBOR as a reference rate.
In 2017, the Financial Conduct Authority announced that after 2021 it will no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.
To identify a successor rate for LIBOR in the United States, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR.
Starting in August 2019, we began including fallback language in our new loan agreements that would allow us to substitute an alternative reference rate in the event LIBOR became unavailable as a published reference rate. As of December 31, 2021, we permanently ceased originating any new loans or entering into any transaction that would increase our LIBOR based exposure. For all variable-rate loans, the Company primarily offers Prime and SOFR as the variable rate index, but may consider alternative rates such as the American Interbank Offered Rate (“Ameribor”) and others based on market condition and/or the type of loan or financial instrument. Nonetheless, we have significant legacy portfolios of loans, securities, and TruPS borrowings that are either directly or indirectly dependent on LIBOR. As of December 31, 2021, we had $7.6 billion of outstanding loans for which the repricing index rate was tied to LIBOR, of which $5.6 billion had maturity dates after June 30, 2023.
The transition from LIBOR could create considerable costs and additional risk. Although the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether SOFR will become the widely-accepted market benchmark in its place or what impact such a transition may have on our business, financial condition and results of operations. The uncertainty as to the nature and effect of the discontinuance of LIBOR may adversely affect the value of, the return on or the expenses associated with our financial assets and liabilities that are based on or are linked to LIBOR, may require extensive changes to the contracts that govern these LIBOR-based products as well as our systems and processes, and could impact our pricing and interest rate risk models, our loan product structures, our funding costs, our valuation tools and result in increased compliance and operational costs. In addition, the market transition away from LIBOR to an alternative reference rate could prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate, and result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based financial instruments. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.
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
We are subject to capital adequacy standards and liquidity rules, and a failure to meet these standards could adversely affect our financial condition.
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
We are required by federal and state regulators to maintain adequate levels of capital. We may need to raise additional capital in the future to meet regulatory or other internal requirements. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debt. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.
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
Additionally, many states have implemented or modified their data breach notification and data privacy requirements, and California and Colorado, which are two states in which we have branch offices, have enacted comprehensive data privacy legislation. The California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020, and the California Privacy Rights Act of 2020, which takes effect on January 1, 2023. Together, these California acts, which cover businesses that obtain or access personal information on California resident consumers, grant consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. Additionally, Colorado became the third state – behind California and Virginia – to enact comprehensive data privacy legislation, commonly referred to as the Colorado Privacy Act, which is set to take effect on July 1, 2023. The Colorado Privacy Act is modeled in part off of the CCPA. Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us.
New or changes to existing laws could increase our costs of compliance and business operations and could reduce income from certain business initiatives, including increased privacy-related enforcement activity, higher compliance and technology costs and could restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

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
As an active acquirer having successfully completed 31 acquisitions since 2000, including two acquisitions in 2021, certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from deterioration in the credit quality of the acquired loans; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such loss or increased costs.
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
Severe weather, natural disasters, acts of war or terrorism, new public health issues, or other adverse external events could harm the Company's business. Further, global concerns regarding climate risk may lead to new or heightened governmental regulations to mitigate those risks which could adversely affect our business
Severe weather, natural disasters, acts of war or terrorism, new public health issues, and other adverse external events could have a significant impact on our ability to conduct business. The nature and level of severe weather and/or natural disasters cannot be predicted and may be exacerbated by global climate change. Severe weather and natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California, in which a substantial portion of our business and a substantial portion of our loan collateral is located, is susceptible to severe weather and natural disasters such as earthquakes, floods, droughts, and wildfires. Additionally, the United States remains a target for potential acts of war or terrorism. Moreover, a new public health issue, such as a major epidemic or another pandemic, could adversely affect economic conditions.

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
Concerns regarding climate risk may lead to further governmental efforts to mitigate those risks, as well as changes in behavior and preferences by consumers and businesses. Future governmental regulations or guidance relating to climate risk, as well as the perspectives of regulators, shareholders, employees and other stakeholders, may at some point in the future affect our product and service offerings. Federal and state banking regulators and supervisory authorities, shareholders and other stakeholders have increasingly viewed financial institutions such as us as playing an important role in helping to address risks related to climate change, both directly and with respect to our clients, which may result in increased pressure regarding the disclosure and management of climate risks and related lending and advisory activities. In the future, we may also become subject to new or heightened regulatory requirements related to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any new or heightened requirements could result in increased regulatory compliance or other costs or higher capital requirements. The risks associated with, and the perspective of regulators, shareholders, employees and other stakeholders regarding climate change are continuing to evolve rapidly, which can make it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties, and we expect that climate change-related risks will increase over time. Currently, there are no existing regulations applicable to us related to climate risk as such we have not performed a climate risk impact assessment.
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
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates. Material estimates subject to change include, among other items, the allowance for credit losses, the carrying value of goodwill or other intangible assets; the fair value estimates of certain assets and liabilities; and the realization of deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.

There are risks resulting from the extensive use of models in our business.
We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes, as a result new experiences or events which are not part of historical experience can significantly increase model imprecision and impact model reliability. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables (unemployment, Real GDP, CRE Price Index, BBB Spreads, CPI, etc.) upon which we rely. Some of the decisions that our regulators make, including those related to capital distributions, could be affected due to the perception that the quality of the models used to generate the relevant information is insufficient, which could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases. Our reliance on models continues to increase as rules, guidance and expectations change.
Risks Related to Investments in Our Securities
The primary source of the holding company's liquidity from which we pay dividends, among other things, is the receipt of dividends from the Bank.
The holding company, PacWest, is a legal entity separate and distinct from the Bank and our other subsidiaries. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DFPI could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the holding company, it is likely that we, in turn, would have to discontinue capital distributions in the form of dividends or share repurchases and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or subordinated debt. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividend paid during such period. The Bank had a cumulative net loss of $155.3 million during the three fiscal years of 2021, 2020, and 2019 due to the $1.47 billion goodwill impairment in the first quarter of 2020, compared to dividends of $776.0 million paid by the Bank during that same period. During 2021, PacWest received $182.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $1.5 billion at December 31, 2021, for the foreseeable future, any cash dividends from the Bank to the holding company will continue to require DFPI and FDIC approval. The inability of the Bank to pay dividends to the holding company could have a material adverse effect on our business, including the market price of our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 31, 2022, we had a total of 150 properties consisting of 71 full-service branch offices and 79 other offices. We own four locations and the remaining properties are leased. Our properties are located throughout the United States, however, approximately 71% are located in California. We lease our principal office, which is located at 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212.
For additional information regarding properties of the Company and Pacific Western, see Note 7. Premises and Equipment, Net of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
ITEM 3. LEGAL PROCEEDINGS
See Note 14. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." That information is incorporated into this item by reference.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Marketplace Designation and Holders
Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol “PACW.” As of February 16, 2022, and based on the records of our transfer agent, there were approximately 1,590 record holders of our common stock.
Dividends
For a discussion of dividend restrictions on the Company's common stock, or of dividends from the Company's subsidiaries to the Company, see “Item 1. Business - Supervision and Regulation - Dividends and Share Repurchases” and Note 22. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2021 regarding securities issued and to be issued under our equity compensation plans in effect during fiscal year 2021:

		Number of Securities		Weighted	Number of Securities
		to be Issued Upon		Average Exercise	Remaining Available
		Exercise of		Price of	for Future Issuance
		Outstanding		Outstanding	Under Equity
		Options,		Options,	Compensation Plans
		Warrants, and		Warrants, and	(Excluding Securities
		Rights		Rights	Reflected in Column (a))
Plan Category	Plan Name	(a)		(b)	(c)
Amended and Restated
Equity compensation	PacWest Bancorp
plans approved by	2017 Stock Incentive
security holders	Plan (1)	512,863	(2)	$—	2,502,132	(3)
Equity compensation
plans not approved by
security holders	None	—		—	—
Total		512,863		$—	2,502,132
__________________________________
(1)    The Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the “Amended and Restated 2017 Plan”) was approved by our stockholders at our May 11, 2021 Annual Meeting of Stockholders, authorizing 6,650,000 shares for issuance, representing 4,000,000 shares originally approved for grant under the Original 2017 Stock Incentive Plan plus 2,650,000 shares added as a result of the approval of the Amended and Restated 2017 Plan.
(2)     Amount includes PRSUs granted in 2021, 2020, and 2019 that may be issued at the end of their three-year performance period if certain financial metrics are met. The number of units shown represents a target amount and the number of units that will ultimately vest is unknown. Amount does not include 2,312,080 shares of unvested time-based restricted stock outstanding under the Amended and Restated 2017 Plan with a zero exercise price as of December 31, 2021.
(3)    The Amended and Restated 2017 Plan permits these remaining shares to be issued in the form of options, restricted stock, or stock appreciation rights.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Repurchases of Common Stock
The following table presents stock repurchases we made during the fourth quarter of 2021:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
(In thousands)
October 1 – October 31, 2021	—	$—	—	$—
November 1 – November 30, 2021	6,810	$44.74	—	$—
December 1 – December 31, 2021	—	$—	—	$—
Total	6,810	$—	—
___________________________________
(1)    Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.
(2) On February 12, 2020, PacWest's Board authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million, effective February 29, 2020. No shares were repurchased under the new Stock Repurchase Program prior to expiration on February 28, 2021. On February 15, 2022, PacWest's Board of Directors authorized a new Stock Repurchase Program, effective March 1, 2022, to repurchase shares of its common stock for an aggregate purchase price not to exceed $100 million with a program maturity date of February 28, 2023.
Five-Year Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2021, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the “Nasdaq Composite Index”), and (2) the Total Return Index for KBW Nasdaq Regional Bank Stocks (the “KBW Regional Banking Index”). This comparison assumes $100 was invested on December 31, 2016, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company's total cumulative return was 4.39% over the five year period ending December 31, 2021 compared to returns of 204.85% and 29.65% for the Nasdaq Composite Index and KBW Regional Banking Index.

___________________________________
* $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2016	2017	2018	2019	2020	2021
PacWest Bancorp	$100.00	$96.54	$66.82	$81.90	$57.34	$104.39
Nasdaq Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW Regional Banking Index	100.00	101.75	83.95	103.94	94.89	129.65
ITEM 6.
Reserved.

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 69 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank also provides venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. The Bank also offers financing of business-purpose non-owner-occupied investor properties through Civic, a wholly-owned subsidiary. The Bank also provides a specialized suite of services for the HOA industry. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
The following table presents balance sheet data as of the dates indicated:

	December 31,
	2021	2020	2019
	(In thousands)
Balance Sheet Data:
Total assets	$40,443,344	$29,498,442	$26,770,806
Interest-earning deposits in financial institutions	3,944,686	3,010,197	465,039
Securities available-for-sale	10,694,458	5,235,591	3,797,187
Loans and leases held for investment, net of deferred fees	22,941,548	19,083,377	18,846,872
Goodwill	1,405,736	1,078,670	2,548,670
Core deposit and customer relationship intangibles	44,957	23,641	38,394
Noninterest-bearing deposits	14,543,133	9,193,827	7,243,298
Core deposits	32,734,949	22,264,480	16,187,287
Total deposits	34,997,757	24,940,717	19,233,036
Borrowings	—	5,000	1,759,008
Subordinated debt	863,283	465,812	458,209
Total liabilities	36,443,714	25,903,491	21,816,109
Stockholders’ equity	3,999,630	3,594,951	4,954,697

At December 31, 2021, the Company had total assets of $40.4 billion, including $22.9 billion of total loans and leases, net of deferred fees, and $10.7 billion of securities available-for-sale, compared to $29.5 billion of total assets, including $19.1 billion of total loans and leases, net of deferred fees, and $5.2 billion of securities available-for-sale at December 31, 2020. The $10.9 billion increase in total assets since year-end was due primarily to a $5.5 billion increase in securities available-for-sale, a $3.9 billion increase in loans and leases, net of deferred fees, a $934.5 million increase in interest-earning deposits in financial institutions, and a $327.1 million increase in goodwill due to the Civic and HOA Business acquisitions.
At December 31, 2021, the Company had total liabilities of $36.4 billion, including total deposits of $35.0 billion and subordinated debt of $863.3 million, compared to $25.9 billion of total liabilities, including $24.9 billion of total deposits and $465.8 million of subordinated debt at December 31, 2020. The $10.5 billion increase in total liabilities since year-end 2020 was due mainly to increases of $10.1 billion in total deposits and $397.5 million in subordinated debt. The increase in total deposits was due primarily to continued strong deposit growth from our venture banking and community banking clients and the acquisition of the HOA Business, which added $4.1 billion of deposits. At December 31, 2021, core deposits totaled $32.7 billion, or 93% of total deposits, including $14.5 billion of noninterest-bearing demand deposits, or 41% of total deposits. The increase in subordinated debt was due to the $400 million of subordinated notes issued by the Bank on April 30, 2021. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
At December 31, 2021, the Company had total stockholders' equity of $4.0 billion compared to $3.6 billion at December 31, 2020. The $404.7 million increase in stockholders' equity since year-end was due mainly to $607.0 million in net earnings, offset partially by $119.4 million of cash dividends paid and a $106.6 million decrease in accumulated other comprehensive income. Consolidated Tier 1 capital and total capital ratios were 9.32% and 12.69% at December 31, 2021, compared to 10.53% and 13.76% at December 31, 2020.
Recent Events
Stock Repurchase Programs
On February 15, 2022, PacWest's Board of Directors authorized a new Stock Repurchase Program, effective March 1, 2022, to repurchase shares of its common stock for an aggregate purchase price not to exceed $100 million with a program maturity date of February 28, 2023.
Acquisition of HOA Business
On October 8, 2021, the Bank completed the acquisition of the HOA Business. The Bank paid cash consideration of $237.8 million, which represented the aggregate of a 5.9% deposit premium and the net book value of certain acquired assets and assumed liabilities. At closing, there were $4.1 billion of deposits, primarily core deposits, related to the HOA Business.
The HOA Business acquisition has been accounted for under the acquisition method of accounting, which resulted in the recognition of goodwill of $201.6 million. All of the recognized goodwill is expected to be deductible for tax purposes. For further information, see Note 2. Acquisitions of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
Subordinated Notes Offering
On April 30, 2021, the Bank issued $400 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due May 1, 2031 (the “Maturity Date”), if not previously redeemed. Subject to any redemption prior to the Maturity Date, the Notes will bear interest from and including the original issue date to, but excluding, May 1, 2026 (the “Reset Date”), at a fixed rate of 3.25% per annum and from and including the Reset Date to, but excluding the Maturity Date, the Notes will bear interest at a floating per annum rate equal to a benchmark rate (which is expected to be the Three-Month Term SOFR) plus 252 basis points. For further information, see Note 12. Borrowings and Subordinated Debt in the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Acquisition of Civic
On February 1, 2021, the Bank completed the acquisition of Civic in an all-cash transaction. Civic, located in Redondo Beach, California, is one of the leading lenders in the United States specializing in business-purpose residential non-owner-occupied investment properties. The acquisition of Civic advances the Bank’s strategy to diversify and expand its lending portfolio, diversify its revenue streams, and deploy excess liquidity into higher-yielding assets. Civic operates as a subsidiary of the Bank and at December 31, 2021 had $1.4 billion of loans outstanding. The loans are categorized as either income producing and other residential real estate mortgage or residential real estate construction and land based on their purpose.
The Civic acquisition has been accounted for under the acquisition method of accounting, which resulted in the recognition of goodwill of $125.4 million. All of the recognized goodwill is expected to be deductible for tax purposes. For further information, see Note 2. Acquisitions of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
COVID-19 Pandemic - Impact to Our Business
From a business perspective, the impact in 2021 from the ongoing COVID-19 pandemic has decreased, however, new variants may continue to impact key macroeconomic indicators such as unemployment and GDP and we will continue to closely monitor our loan portfolio. In the early stages of the COVID-19 pandemic, we experienced an increase in customers seeking loan modifications through payment deferrals and extension of terms. Most of the modifications were for payment deferrals for three months, while some deferrals were up to six months. Some loans were subsequently modified with deferrals of three to twelve months. As of December 31, 2021, there were 23 loans with a balance of $42.5 million on deferral. The Company did not apply a TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act.
We actively participated in both rounds of the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act, originating $1.65 billion of PPP loans in 2020 and 2021 before the program ended on May 31, 2021. As of December 31, 2021, PPP loans totaled $156.7 million, net of deferred fees. In the fourth quarter of 2021, forgiven loans under the PPP program totaled approximately $110.6 million. The loans have origination fees that are recognized over the life of the loan with the fee recognition accelerated upon forgiveness or repayment of the loan. Fees recognized in the fourth quarter of 2021 were $3.6 million. As of December 31, 2021, the remaining unamortized fees, net of deferred costs, totaled $4.2 million. The PPP loans are fully guaranteed by the SBA and do not carry an allowance.
As the COVID-19 pandemic unfolded in March 2020, we immediately enhanced the monitoring of our loan and lease portfolio with particular emphasis on certain loan and lease portfolios that we expected to be most impacted by the COVID-19 pandemic, such as the hotel, retail, commercial aviation, restaurant, and oil services loan and lease portfolios. We continue to closely monitor all of our portfolios, although with the increase in oil prices, and with our relatively low loan and lease balances with oil services borrowers ($76.7 million at December 31, 2021), the credit risk in the oil services portfolio has diminished. The hotel portfolio as of December 31, 2021 is comprised of hotel CRE loans of $593.2 million, hotel construction loans of $301.1 million, and hotel SBA loans of $28.0 million. These portfolios - hotel, retail, commercial aviation, and restaurant - have weathered the pandemic well thus far with net charge-offs of $4.6 million since the pandemic started.
The tables below shows our exposure to these loan and lease portfolios, which includes equipment leased to others under operating leases, as of the dates indicated:

	December 31, 2021
					% of
		Special			Total Loans
Loan and Lease Portfolio	Classified	Mention	Pass	Total	and Leases
	(Dollars in thousands)
Hotel	$14,867	$198,685	$708,727	$922,279	4.0%
Retail CRE	215	1,415	400,504	402,134	1.8%
Commercial aviation	—	57,795	174,105	231,900	1.0%
Restaurant	7,093	22,427	115,979	145,499	0.6%
Total	$22,175	$280,322	$1,399,315	$1,701,812	7.4%

	December 31, 2020
					% of
		Special			Total Loans
Loan and Lease Portfolio	Classified	Mention	Pass	Total	and Leases
	(Dollars in thousands)
Hotel	$82,509	$269,970	$798,049	$1,150,528	6.0%
Retail CRE	24,478	—	444,670	469,148	2.5%
Commercial aviation	19,417	109,473	110,113	239,003	1.3%
Restaurant	6,781	19,636	124,598	151,015	0.8%
Oil services	$4,274	$5,124	$70,223	$79,621	0.4%
Total	$137,459	$404,203	$1,547,653	$2,089,315	10.9%

From a credit perspective, most of our credit metrics improved during 2021 as economic conditions and economic forecasts continued to improve. This improvement led to a provision for credit losses benefit of $162.0 million for 2021, compared to a provision for credit losses of $339.0 million for 2020. For further details on CECL and the impacts to our process, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
On a Company-wide basis, our operations continue to run normally despite the ongoing pandemic. Our branches and offices are open to serve our customers, although most non-client facing roles continue to work remotely or under a hybrid model. We expect most employees will return to the office sometime in 2022, but remain pleased how employees have embraced new technologies to assist in performing their responsibilities to ensure our operations continue to run smoothly.
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
Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our primary interest-bearing liabilities are deposits and borrowings. Contributing to our strong net interest margin is our strong yield on loans and leases and competitive cost of deposits. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we seek to minimize the impact of these variances by attracting a high percentage of noninterest-bearing deposits.
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

Our loan origination process emphasizes credit quality. To augment our internal loan production, we have historically purchased loans such as multi-family loans from other banks, private student loans from third-party lenders, and, most recently, single-family residential mortgage loans. Prior to our acquisition of Civic, we also purchased loans from Civic. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
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
We regularly review loans and leases to determine whether there has been any deterioration in credit quality resulting from borrower operations or changes in collateral value or other factors which may affect collectability of our loans and leases. Changes in economic conditions, such as the rate of economic growth, the unemployment rate, rate of inflation, increases in the general level of interest rates, declines in real estate values, changes in commodity prices, and adverse conditions in borrowers’ businesses, could negatively impact our borrowers and cause us to adversely classify loans and leases. An increase in classified loans and leases generally results in increased provisions for credit losses and an increased allowance for credit losses. Any deterioration in the real estate market may lead to increased provisions for credit losses because our loans are concentrated in real estate loans.
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

The following table presents the calculation of our efficiency ratio for the years indicated:

		Year Ended December 31,
Efficiency Ratio		2021	2020	2019
		(Dollars in thousands)
Noninterest expense		$637,417	$1,984,019	$502,251
Less:	Intangible asset amortization	12,734	14,753	18,726
	Foreclosed assets (income) expense, net	(213)	(17)	(3,555)
	Goodwill impairment	—	1,470,000	—
	Acquisition, integration and reorganization costs	9,415	1,060	349
Noninterest expense used for efficiency ratio		$615,481	$498,223	$486,731

Net interest income (tax equivalent)		$1,119,028	$1,023,466	$1,022,090
Noninterest income		193,927	146,060	142,562
Net revenues		1,312,955	1,169,526	1,164,652
Less:	Gain on sale of securities	1,615	13,171	25,445
Net revenues used for efficiency ratio		$1,311,340	$1,156,355	$1,139,207

Efficiency ratio		46.9%	43.1%	42.7%
The increase in noninterest expense used for the efficiency ratio in 2021, and the resulting increase in the efficiency ratio in 2021, were due in part to eleven months of operating expenses for Civic and three months of operating expenses for the HOA Business in 2021.
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
Our significant accounting policies and practices are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." We have identified three policies and estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses on loans and leases held for investment, the carrying value of goodwill and other intangible assets, and the realization of deferred tax assets and liabilities.

Allowance for Credit Losses on Loans and Leases Held for Investment
For information regarding the calculation and policies of the allowance for credit losses on loans and leases held for investment, see " - Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" and Note 1(i). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. For acquisitions, we are required to record the assets acquired, including identified intangible assets such as goodwill, and the liabilities assumed at their estimated fair value. These fair values often involve estimates based on third party valuations, such as appraisals, based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, discount rates, future growth rates, multiples of earnings or other relevant factors. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment. Our regular annual impairment assessment occurs in the fourth quarter. Impairment exists when the carrying value of the goodwill exceeds its fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the consolidated statements of earnings (loss).
Deferred Tax Assets and Liabilities
We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governing taxing authorities. We review income tax expense and the carrying value of deferred tax assets and liabilities quarterly, and as new information becomes available, the balances are adjusted as appropriate. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain tax items will affect taxable income in the various tax jurisdictions. Our deferred tax assets and liabilities arise from differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We determine whether a deferred tax asset is realizable based on facts and circumstances, including our current and projected future tax position, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets may no longer be considered more likely than not and, accordingly, we could be required to record a valuation allowance on our deferred tax assets by charging earnings.

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

		Year Ended December 31,
Return on Average Tangible Equity		2021	2020	2019
		(Dollars in thousands)
Net earnings (loss)		$606,959	$(1,237,574)	$468,636
Add:	Intangible asset amortization	12,734	14,753	18,726
	Goodwill impairment	—	1,470,000	—
	Adjusted net earnings used for return on average tangible equity	$619,693	$247,179	$487,362

Average stockholders' equity		$3,808,019	$3,857,610	$4,864,332
Less:	Average intangible assets	1,269,546	1,470,989	2,596,389
Average tangible common equity		$2,538,473	$2,386,621	$2,267,943

Return on average equity (1)		15.94%	(32.08)%	9.63%
Return on average tangible equity (2)		24.41%	10.36%	21.49%
____________________________________________________
(1)     Net earnings (loss) divided by average stockholders' equity.
(2)     Adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio/	December 31,
Tangible Book Value Per Share	2021	2020	2019
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,999,630	$3,594,951	$4,954,697
Less: Intangible assets	1,450,693	1,102,311	2,587,064
Tangible common equity	$2,548,937	$2,492,640	$2,367,633

Total assets	$40,443,344	$29,498,442	$26,770,806
Less: Intangible assets	1,450,693	1,102,311	2,587,064
Tangible assets	$38,992,651	$28,396,131	$24,183,742

Equity to assets ratio	9.89%	12.19%	18.51%
Tangible common equity ratio (1)	6.54%	8.78%	9.79%
Book value per share	$33.45	$30.36	$41.36
Tangible book value per share (2)	$21.31	$21.05	$19.77
Shares outstanding	119,584,854	118,414,853	119,781,605
_________________________________________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Tangible common equity divided by shares outstanding.

•Adjusted net earnings and adjusted earnings per share: These non-GAAP measurements are presented in the following tables for the periods presented. For the GAAP calculation of earnings per share, see Note 17. Earnings (Loss) Per Share of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Adjusted Net Earnings and		Year Ended December 31,
Adjusted Earnings Per Share (1)		2021	2020	2019
		(Dollars in thousands)
Adjusted Net Earnings:
Net earnings (loss)		$606,959	$(1,237,574)	$468,636
Add:	Goodwill impairment	—	1,470,000	—
	Adjusted net earnings	$606,959	$232,426	$468,636

Adjusted Basic Earnings Per Share:
Adjusted net earnings		$606,959	$232,426	$468,636
Less:	Earnings allocated to unvested restricted stock	(10,248)	(2,769)	(5,182)
Adjusted net earnings allocated to common shares		$596,711	$229,657	$463,454

Weighted-average basic shares and unvested restricted stock outstanding		119,349	118,463	120,468
Less:	Weighted-average unvested restricted stock outstanding	(2,255)	(1,610)	(1,502)
Weighted-average basic shares outstanding		117,094	116,853	118,966

Adjusted basic earnings per share		$5.10	$1.97	$3.90

Adjusted Diluted Earnings Per Share:
Adjusted net earnings allocated to common shares		$596,711	$229,657	$463,454
Weighted-average diluted shares outstanding		117,094	116,853	118,966
Adjusted diluted earnings per share		$5.10	$1.97	$3.90

Results of Operations
Earnings Performance
The following table presents performance metrics for the years indicated:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$1,158,729	$1,103,491	$1,219,893
Interest expense	(54,905)	(88,933)	(205,264)
Net interest income	1,103,824	1,014,558	1,014,629
Provision for credit losses	162,000	(339,000)	(22,000)
Noninterest income	193,927	146,060	142,562
Operating expense	(637,417)	(514,019)	(502,251)
Goodwill impairment	—	(1,470,000)	—
Earnings (loss) before income taxes	822,334	(1,162,401)	632,940
Income tax expense	(215,375)	(75,173)	(164,304)
Net earnings (loss)	$606,959	$(1,237,574)	$468,636

Per Common Share Data:
Diluted earnings (loss) per share	$5.10	$(10.61)	$3.90
Book value per share	$33.45	$30.36	$41.36
Tangible book value per share (1)	$21.31	$21.05	$19.77

Performance Ratios:
Return on average assets	1.71%	(4.46)%	1.80%
Return on average tangible equity (1)	24.41%	10.36%	21.49%
Net interest margin (tax equivalent)	3.40%	4.05%	4.54%
Yield on average loans and leases (tax equivalent)	5.08%	5.18%	6.00%
Cost of average total deposits	0.09%	0.27%	0.77%
Efficiency ratio	46.9%	43.1%	42.7%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	8.86%	10.53%	9.78%
Tier 1 capital ratio	9.32%	10.53%	9.78%
Total capital ratio	12.69%	13.76%	12.41%
_____________________________
(1)    See "- Non-GAAP Measurements."

2021 Compared to 2020
Net earnings for the year ended December 31, 2021 was $607.0 million, or $5.10 per diluted share, compared to net loss for the year ended December 31, 2020 of $1.24 billion, or $10.61 per diluted share. The $1.84 billion increase in net earnings was due primarily to a $1.47 billion goodwill impairment charge in the first quarter of 2020 combined with a decrease in the provision for credit losses of $501.0 million due to improvement in both the macroeconomic forecast variables used in the process to determine the allowance for credit losses and the loan portfolio credit quality metrics, offset partially by net loan growth for the year.
2020 Compared to 2019
Net loss for the year ended December 31, 2020 was $1.24 billion, or $10.61 per diluted share, compared to net earnings for the year ended December 31, 2019 of $468.6 million, or $3.90 per diluted share. The $1.71 billion decrease in net earnings was due primarily to a $1.47 billion goodwill impairment charge in the first quarter of 2020, a higher provision for credit losses of $317.0 million, and higher operating expense of $11.8 million, offset partially by higher noninterest income of $3.5 million and lower income tax expense of $$89.1 million. The increase in the provision for credit losses for 2020 was the result of the impact of the current economic forecast used in our ACL estimation, which reflected a significant deterioration in key macroeconomic forecast variables such as unemployment and GDP growth as a result of the COVID-19 pandemic. The increase in operating expense was due mainly to increases of $9.1 million in other expense, $6.2 million in insurance and assessments, $4.8 million in leased equipment depreciation, $3.7 million in customer related expense, and $3.5 million in foreclosed assets expense, offset partially by decreases of $14.4 million in compensation expense and $4.0 million in intangible asset amortization. The increase in noninterest income for 2020 was due primarily to a $15.6 million increase in dividends and gain on equity investments, offset partially by a $12.3 million decrease in gain on sale of securities.

Net Interest Income
The following table summarizes the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the years indicated:

	Year Ended December 31,
	2021			2020			2019
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$19,762,220	$1,003,027	5.08%	$19,243,961	$995,973	5.18%	$18,330,137	$1,099,118	6.00%
Investment securities (2)(4)	7,486,009	162,102	2.17%	4,175,918	112,843	2.70%	3,844,328	121,757	3.17%
Deposits in financial institutions	5,692,338	8,804	0.15%	1,856,942	3,583	0.19%	322,366	6,479	2.01%
Total interest‑earning assets (2)	32,940,567	1,173,933	3.56%	25,276,821	1,112,399	4.40%	22,496,831	1,227,354	5.46%
Other assets	2,577,921			2,475,591			3,608,777
Total assets	$35,518,488			$27,752,412			$26,105,608

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,198,646	8,709	0.12%	$4,394,742	12,791	0.29%	$3,406,218	41,938	1.23%
Money market	8,843,122	12,993	0.15%	6,547,027	19,178	0.29%	5,139,623	56,382	1.10%
Savings	606,741	148	0.02%	538,985	263	0.05%	525,809	891	0.17%
Time	1,471,963	5,958	0.40%	2,169,324	27,431	1.26%	2,641,135	49,249	1.86%
Total interest-bearing deposits	18,120,472	27,808	0.15%	13,650,078	59,663	0.44%	11,712,785	148,460	1.27%
Borrowings	231,099	623	0.27%	825,681	8,161	0.99%	1,180,164	26,961	2.28%
Subordinated debt	733,163	26,474	3.61%	461,059	21,109	4.58%	455,537	29,843	6.55%
Total interest‑bearing liabilities	19,084,734	54,905	0.29%	14,936,818	88,933	0.60%	13,348,486	205,264	1.54%
Noninterest‑bearing demand
deposits	12,110,193			8,517,281			7,537,172
Other liabilities	515,542			440,703			355,618
Total liabilities	31,710,469			23,894,802			21,241,276
Stockholders’ equity	3,808,019			3,857,610			4,864,332
Total liabilities and
stockholders' equity	$35,518,488			$27,752,412			$26,105,608
Net interest income (2)		$1,119,028			$1,023,466			$1,022,090
Net interest rate spread (2)			3.27%			3.80%			3.92%
Net interest margin (2)			3.40%			4.05%			4.54%

Total deposits (5)	$30,230,665	$27,808	0.09%	$22,167,359	$59,663	0.27%	$19,249,957	$148,460	0.77%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $11.4 million for 2021 and net loan discount accretion of $5.6 million and $8.4 million for 2020 and 2019, respectively.
(4)    Includes tax-equivalent adjustments of $8.6 million, $6.1 million, and $6.2 million for 2021, 2020, and 2019, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
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
The following table presents changes in interest income (tax equivalent) and interest expense and related changes in rate and volume for the years indicated:

	2021 Compared to 2020			2020 Compared to 2019
	Total	Increase (Decrease)		Total	Increase (Decrease)
	Increase	Due to		Increase	Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(In thousands)
Interest Income:
Loans and leases (1)	$7,054	$(19,473)	$26,527	$(103,145)	$(155,925)	$52,780
Investment securities (1)	49,259	(25,701)	74,960	(8,914)	(18,926)	10,012
Deposits in financial institutions	5,221	(865)	6,086	(2,896)	(10,322)	7,426
Total interest income (1)	61,534	(46,039)	107,573	(114,955)	(185,173)	70,218

Interest Expense:
Interest checking deposits	(4,082)	(9,742)	5,660	(29,147)	(38,750)	9,603
Money market deposits	(6,185)	(11,296)	5,111	(37,204)	(49,689)	12,485
Savings deposits	(115)	(151)	36	(628)	(650)	22
Time deposits	(21,473)	(14,598)	(6,875)	(21,818)	(14,042)	(7,776)
Total interest-bearing deposits	(31,855)	(35,787)	3,932	(88,797)	(103,131)	14,334
Borrowings	(7,538)	(3,788)	(3,750)	(18,800)	(12,280)	(6,520)
Subordinated debt	5,365	(5,166)	10,531	(8,734)	(9,091)	357
Total interest expense	(34,028)	(44,741)	10,713	(116,331)	(124,502)	8,171

Net interest income (1)	$95,562	$(1,298)	$96,860	$1,376	$(60,671)	$62,047
_____________________
(1)    Tax equivalent.
2021 Compared to 2020
Net interest income increased by $89.3 million to $1.1 billion for the year ended December 31, 2021 compared to $1.0 billion for the year ended December 31, 2020 due mainly to higher income on investment securities attributable to a higher average balance, offset partially by a lower yield combined with lower interest expense due to lower rates paid on deposits, borrowings, and subordinated debt in conjunction with decreased market rates, offset partially by higher average balances for interest-bearing deposits and subordinated debt. The tax equivalent yield on average loans and leases was 5.08% for the year ended December 31, 2021 compared to 5.18% for 2020 attributable mainly to decreased market rates and the purchases of lower yielding single-family residential mortgage loans primarily in the second half of 2021.

The tax equivalent NIM for the year ended December 31, 2021 was 3.40% compared to 4.05% for the year ended December 31, 2020. The decrease in the tax equivalent NIM was due mostly to the change in the mix of average interest-earning assets and the lower yields on average investment securities and loans and leases, offset partially by lower costs of deposits, borrowings, and subordinated debt. The change in the mix of average interest-earning assets was due to a $3.8 billion increase in average deposits in financial institutions, a $3.3 billion increase in average investment securities, and a $518.3 million increase in average loans and leases. Average loans and leases as a percentage of average interest-earning assets was 60% for the year ended December 31, 2021 compared to 76% for the year ended December 31, 2020. Average investment securities as a percentage of average interest-earning assets was 23% for the year ended December 31, 2021 compared to 17% for the year ended December 31, 2020. Average deposits in financial institutions as a percentage of average interest-earning assets was 17% for the year ended December 31, 2021 compared to 7% for the year ended December 31, 2020.
The cost of average total deposits decreased to 0.09% for the year ended December 31, 2021 from 0.27% for 2020 due to lower rates paid on deposits in conjunction with decreased market rates.
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

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2021	(Decrease)	2020	(Decrease)	2019 (2)
	(Dollars in thousands)
Provision For Credit Losses:
(Reduction in) addition to allowance for
loan and lease losses	$(149,500)	$(442,500)	$293,000	$270,000	$23,000
Addition to (reduction in) reserve for
unfunded loan commitments	(12,500)	(58,500)	46,000	47,000	(1,000)
Total provision for credit losses	$(162,000)	$(501,000)	$339,000	$317,000	$22,000

Credit Quality Metrics:
Net (recoveries) charge‑offs on loans and leases
held for investment (1)	$(1,883)	$(89,104)	$87,221	$70,534	$16,687
Net (recoveries) charge‑offs to average
loans and leases	(0.01)%		0.45%		0.09%
At year-end:
Allowance for credit losses	$273,635	$(160,117)	$433,752	$259,106	$174,646
Allowance for credit losses to loans and leases
held for investment	1.19%		2.27%		0.93%
Allowance for credit losses to nonaccrual loans
and leases held for investment	447.3%		475.8%		189.1%

Nonaccrual loans and leases held for investment	$61,174	$(29,989)	$91,163	$(1,190)	$92,353
Performing TDRs held for investment	$24,430	$10,176	$14,254	$1,997	$12,257
Classified loans and leases held for investment	$116,104	$(149,158)	$265,262	$89,350	$175,912
______________________
(1)    See "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the periods presented.
(2)    2019 is pre-CECL adoption on January 1, 2020; the ACL ratio under CECL at adoption was 0.97%.
Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. The provision for credit losses on our loans and leases held for investment is based on our allowance methodology and is an expense that, in our judgment, is required to maintain an adequate allowance for credit losses.
The provision for credit losses decreased by $501.0 million to a provision for credit losses benefit of $162.0 million for the year ended December 31, 2021 compared to a provision of $339.0 million for the year ended December 31, 2020 as a result of improvement in both the macroeconomic forecast variables used in the process to determine the allowance for credit losses and the loan portfolio credit quality metrics, offset partially by net loan growth for the year.
The provision for credit losses increased by $317.0 million to $339.0 million for the year ended December 31, 2020 compared to $22.0 million for the year ended December 31, 2019 primarily as a result of the impact of the current economic forecast used in our ACL estimation, which reflected a significant deterioration in key macroeconomic forecast variables such as unemployment and GDP growth as a result of the COVID-19 pandemic.

Certain circumstances may lead to increased provisions for credit losses in the future. Examples of such circumstances are an increased amount of classified and/or nonperforming loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions and forecasts. Changes in economic conditions and forecasts include the rate of economic growth, the unemployment rate, the rate of inflation, changes in the general level of interest rates, changes in real estate values, and adverse conditions in borrowers’ businesses. For information regarding the allowance for credit losses on loans and leases held for investment, see "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment," Note 1(i). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment, and Note 5. Loans and Leases of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Noninterest Income
The following table summarizes noninterest income by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Income	2021	(Decrease)	2020	(Decrease)	2019
	(In thousands)
Leased equipment income	$45,746	$2,118	$43,628	$4,901	$38,727
Other commissions and fees	42,287	1,940	40,347	(3,276)	43,623
Service charges on deposit accounts	13,269	2,918	10,351	(4,286)	14,637
Gain on sale of loans and leases	1,733	(406)	2,139	1,025	1,114
Gain on sale of securities	1,615	(11,556)	13,171	(12,274)	25,445
Dividends and gains (losses) on equity investments	23,115	8,131	14,984	15,551	(567)
Warrant income	49,341	38,732	10,609	1,940	8,669
Other income	16,821	5,990	10,831	(83)	10,914
Total noninterest income	$193,927	$47,867	$146,060	$3,498	$142,562
2021 Compared to 2020
Noninterest income increased by $47.9 million to $193.9 million for the year ended December 31, 2021 compared to $146.1 million for the year ended December 31, 2020 due mainly to increases of $38.7 million in warrant income, $8.1 million in dividends and gains on equity investments, and $6.0 million in other income, offset partially by a decrease of $11.6 million in gain on sale of securities. Warrant income increased due principally to higher gains from exercised warrants, driven by the active capital markets. Dividends and gains on equity investments increased due primarily to higher gains on sales of equity investments and higher income distributions on SBIC investments, offset partially by lower fair value gains on equity investments still held and lower fair value marks on SBIC investments. Other income increased due principally to higher gains from early lease terminations. The decrease in gain on sale of securities resulted from the sale of $365.7 million of securities for a gain of $1.6 million for the year ended December 31, 2021 compared to sales of $160.3 million of securities for a gain of $13.2 million for the year ended December 31, 2020.

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
Noninterest Expense
The following table summarizes noninterest expense by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Expense	2021	(Decrease)	2020	(Decrease)	2019
	(In thousands)
Compensation	$368,450	$96,956	$271,494	$(14,368)	$285,862
Occupancy	58,422	867	57,555	148	57,407
Leased equipment depreciation	35,755	6,890	28,865	4,849	24,016
Data processing	30,277	3,498	26,779	(777)	27,556
Other professional services	21,492	1,575	19,917	2,114	17,803
Customer related expense	20,504	2,972	17,532	3,693	13,839
Insurance and assessments	17,365	(5,260)	22,625	6,221	16,404
Loan expense	17,031	3,577	13,454	523	12,931
Intangible asset amortization	12,734	(2,019)	14,753	(3,973)	18,726
Acquisition, integration and reorganization costs	9,415	8,355	1,060	711	349
Foreclosed assets income, net	(213)	(196)	(17)	3,538	(3,555)
Other	46,185	6,183	40,002	9,089	30,913
Total operating expense	637,417	123,398	514,019	11,768	502,251
Goodwill impairment	—	(1,470,000)	1,470,000	1,470,000	—
Total noninterest expense	$637,417	$(1,346,602)	$1,984,019	$1,481,768	$502,251

2021 Compared to 2020
Noninterest expense decreased by $1.35 billion to $637.4 million for the year ended December 31, 2021 compared to $2.0 billion for the year ended December 31, 2020 due mainly to a $1.47 billion goodwill impairment charge incurred in the first quarter of 2020. Excluding the goodwill impairment charge, noninterest expense increased by $123.4 million in 2021 compared to 2020. This increase was due primarily to increases of $97.0 million in compensation expense, $8.4 million in acquisition, integration and reorganization costs, $6.9 million in leased equipment depreciation, and $6.2 million in other expense, offset partially by a $5.3 million decrease in insurance and assessment expense. The increase in compensation expense was due to the incremental compensation expense from 11 months of Civic operations and three months of HOA Business operations in the 2021 period and higher bonus expense, given the operating results in 2021, while the 2020 bonus amounts were below historical levels as a result of the higher provisions for credit losses in 2020. The increase in acquisition, integration, and reorganization costs was due to the costs related to the Civic and HOA Business acquisitions. Leased equipment depreciation increased due to a higher average balance of leased equipment. Other expense increased due mainly to higher legal settlement costs. Insurance and assessment expense decreased due mostly to a decrease in the FDIC assessment rate in 2021 partially offset by a higher assessment base. The assessment rate was higher in 2020 due to the goodwill impairment recorded in the first quarter of 2020 resulting in a higher assessment rate for the next four quarters.
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
Income Taxes
The effective tax rates were 26.2%, (6.5)%, and 26.0% for the years ended December 31, 2021, 2020, and 2019. Excluding non-deductible goodwill impairment, the effective income tax rate was 24.4% for the year ended December 31, 2020. The increase in the effective tax rate for 2021 compared to the 24.4% rate for 2020 was due primarily to an increase in the state apportionment rates for 2021 and a tax benefit recorded in 2020 for amended state returns. The Company's 2021 blended statutory tax rate for federal and state was 27.8%. For further information on income taxes, see Note 16. Income Taxes of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Balance Sheet Analysis
Securities Available-for-Sale
Our securities available-for sale portfolio consists primarily of U.S. government agency and government‑sponsored enterprise (“agency") obligations and obligations of states and political subdivisions (“municipal securities”).
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	December 31,
	2021			2020			2019
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$2,898,210	27%	2.9	$341,074	7%	1.9	$305,198	8%	3.3
Municipal securities	2,315,968	22%	7.7	1,531,617	29%	8.2	735,159	19%	7.6
Agency commercial MBS	1,688,967	16%	5.2	1,281,877	24%	3.2	1,108,224	29%	4.4
Agency residential CMOs	1,038,134	10%	3.2	1,219,880	23%	2.7	1,136,397	30%	3.7
U.S. Treasury securities	966,898	9%	6.6	5,302	—%	1.3	5,181	—%	3.2
Corporate debt securities	527,094	5%	4.2	311,889	6%	3.7	20,748	1%	11.3
Private label commercial MBS	450,217	4%	7.5	82,957	2%	1.8	72,304	2%	2.7
Collateralized loan obligations	385,362	4%	0.1	135,876	3%	—	123,756	3%	0.2
Private label residential CMOs	264,417	2%	3.9	116,946	2%	2.1	99,483	3%	3.2
Asset-backed securities	129,547	1%	0.1	166,546	3%	0.1	142,479	4%	0.3
SBA securities	29,644	—%	3.7	41,627	1%	3.2	48,258	1%	4.0
Total securities available-
for-sale	$10,694,458	100%	4.8	$5,235,591	100%	4.3	$3,797,187	100%	4.4
The following table presents the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	December 31, 2021
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$569,288	25%
Texas	477,499	21%
Washington	357,536	15%
Oregon	143,838	6%
Maryland	74,334	3%
Georgia	68,662	3%
New York	65,831	3%
Colorado	58,503	3%
Minnesota	55,911	2%
Florida	41,629	2%
Total of ten largest states	1,913,031	83%
All other states	402,937	17%
Total municipal securities	$2,315,968	100%

The following table presents a summary of contractual rates and contractual maturities of our securities available‑for‑sale as of the date indicated:

			Due After		Due After
	Due		One Year		Five Years
	Within		Through		Through		Due After
	One Year		Five Years		Ten Years		Ten Years		Total
	Fair		Fair		Fair		Fair		Fair
December 31, 2021	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)
	(Dollars in thousands)
Agency residential MBS	$31	4.85%	$8,335	3.77%	$6,909	3.93%	$2,882,935	2.70%	$2,898,210	2.71%
Municipal securities	28,542	4.23%	120,882	3.80%	720,580	2.29%	1,445,964	3.15%	2,315,968	2.93%
Agency commercial MBS	8,823	3.66%	463,242	2.66%	1,052,581	1.97%	164,321	2.38%	1,688,967	2.21%
Agency residential CMOs	—	0.00%	1,906	3.18%	220,885	2.54%	815,343	2.30%	1,038,134	2.35%
U.S. Treasury securities	—	0.00%	5,146	2.67%	961,751	1.17%	—	0.00%	966,897	1.18%
Corporate debt securities	—	0.00%	28,513	4.60%	410,030	4.29%	88,551	4.49%	527,094	4.34%
Private label Commercial MBS	4,961	4.05%	8,676	3.43%	41,510	2.63%	395,070	2.48%	450,217	2.53%
Collateralized loan obligations	—	0.00%	—	0.00%	121,093	2.00%	264,269	1.85%	385,362	1.89%
Private label residential CMOs	—	0.00%	—	0.00%	—	0.00%	264,417	2.68%	264,417	2.68%
Asset-backed securities	10,464	0.79%	25,248	1.52%	1,736	0.79%	92,099	1.11%	129,547	1.16%
SBA securities	1,864	4.07%	429	3.24%	7,612	2.76%	19,740	2.87%	29,645	2.93%
Total securities
available-for-sale	$54,685	3.46%	$662,377	2.93%	$3,544,687	2.14%	$6,432,709	2.69%	$10,694,458	2.53%
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

	December 31,
	2021		2020		2019
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Other commercial real estate	$2,429,791	11%	$2,747,526	14%	$2,685,930	14%
SBA program	623,579	3%	599,788	3%	556,889	3%
Hotel	593,203	3%	571,917	3%	625,798	3%
Healthcare real estate	115,726	—%	177,440	1%	334,070	2%
Total commercial real estate mortgage	3,762,299	17%	4,096,671	21%	4,202,687	22%
Income producing residential	4,647,503	20%	3,718,457	20%	3,665,790	19%
Other residential real estate	2,768,918	12%	84,808	—%	104,270	1%
Total income producing and other residential
real estate mortgage	7,416,421	32%	3,803,265	20%	3,770,060	20%
Total real estate mortgage	11,178,720	49%	7,899,936	41%	7,972,747	42%
Real estate construction and land:
Commercial	832,591	4%	1,117,121	6%	1,082,368	6%
Residential	2,604,536	11%	2,243,160	12%	1,655,434	9%
Total real estate construction and land (1)	3,437,127	15%	3,360,281	18%	2,737,802	15%
Total real estate	14,615,847	64%	11,260,217	59%	10,710,549	57%
Commercial:
Lender finance	2,617,712	11%	2,095,963	11%	2,118,767	11%
Equipment finance	681,266	3%	700,042	4%	852,278	5%
Premium finance	586,267	3%	438,761	2%	467,469	2%
Other asset-based	190,232	1%	194,517	1%	309,893	2%
Total asset-based	4,075,477	18%	3,429,283	18%	3,748,407	20%
Equity fund loans	1,707,143	7%	1,032,718	5%	1,199,268	6%
Venture lending	613,450	3%	665,790	4%	980,154	6%
Total venture capital	2,320,593	10%	1,698,508	9%	2,179,422	12%
Secured business loans	486,088	2%	430,263	2%	583,300	3%
Paycheck Protection Program	156,699	1%	1,057,422	5%	—	—%
Security monitoring	89,597	—%	329,312	2%	619,260	3%
Other lending	739,597	3%	558,117	3%	565,107	3%
Total other commercial	1,471,981	6%	2,375,114	12%	1,767,667	9%
Total commercial	7,868,051	34%	7,502,905	39%	7,695,496	41%
Consumer	457,650	2%	320,255	2%	440,827	2%
Total loans and leases held for investment,
net of deferred fees	$22,941,548	100%	$19,083,377	100%	$18,846,872	100%
________________________________
(1)    Includes $151.8 million, $167.1 million, and $173.4 million, at December 31, 2021, 2020, and 2019 of land acquisition and development loans.

Our loan portfolio segments of real estate mortgage loans, real estate construction and land loans, and commercial loans comprised 49%, 15%, and 34% of our total loans and leases held for investment at December 31, 2021, compared to 41%, 18%, and 39% at December 31, 2020, respectively.
The changes during 2021 in the portfolio classes comprising these portfolio segments reflected the following:
•Commercial real estate mortgage loans decreased by 8% to $3.8 billion or 17% of total loans and leases held for investment at December 31, 2021 from $4.1 billion or 21% at December 31, 2020. The lower balance and composition ratio was attributable primarily to the balance of other commercial real estate loans declining by 12% to $2.4 billion at December 31, 2021 from $2.7 billion at December 31, 2020.
•Income producing and other residential real estate mortgage loans increased by 95% to $7.4 billion or 32% of total loans and leases held for investment at December 31, 2021 from $3.8 billion or 20% at December 31, 2020. The increase was attributable primarily to $2.4 billion of single-family residential mortgage loans purchased during 2021 and loans originated by Civic since its February 1, 2021 acquisition date. Such Civic-originated loans totaled $956.2 million at December 31, 2021 and included business-purpose loans secured by for-rent residential properties, short-term bridge loans, and multi-family loans.
•Commercial real estate construction and land loans decreased by 25% to $832.6 million or 4% of total loans and leases held for investment at December 31, 2021 from $1.1 billion or 6% at December 31, 2020.
•Residential real estate construction and land loans increased by 16% to $2.6 billion or 11% of total loans and leases held for investment at December 31, 2021 from $2.2 billion or 12% at December 31, 2020. The increase was due primarily to the business-purpose loans secured by non-owner-occupied residential properties undergoing renovation that were originated by Civic since its February 1, 2021 acquisition date which totaled $422.4 million at December 31, 2021.
•Asset-based loans and leases increased by 19% to $4.1 billion or 18% of total loans and leases held for investment at December 31, 2021 from $3.4 billion or 18% at December 31, 2020. The higher balance was attributable primarily to the balance of lender finance loans increasing by 25% to $2.6 billion at December 31, 2021 from $2.1 billion at December 31, 2020.
•Venture capital loans increased by 37% to $2.3 billion or 10% of total loans and leases held for investment at December 31, 2021 from $1.7 billion or 9% at December 31, 2020. The higher balance and composition ratio was attributable primarily to higher equity fund loans, offset partially by lower venture lending loans to venture-backed companies. Equity fund loans increased to $1.7 billion at December 31, 2021 from $1.0 billion at December 31, 2020. Venture lending loans decreased to $613.5 million at December 31, 2021 from $665.8 million at December 31, 2020.
•Other commercial loans decreased by 38% to $1.5 billion or 6% of total loans and leases held for investment at December 31, 2021 from $2.4 billion or 12% at December 31, 2020. The lower balance and composition ratio was attributable primarily to the balance of Paycheck Protection Program ("PPP") loans decreasing by 85% to $156.7 million at December 31, 2021 from $1.1 billion at December 31, 2020.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top ten states and all other states combined (in the order presented for the current year-end) as of the dates indicated:

	December 31,
	2021		2020
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$8,916,633	61%	$6,942,768	62%
Colorado	721,343	5%	386,480	3%
New York	675,948	5%	716,329	6%
Florida	556,057	4%	598,167	5%
Washington	500,836	3%	413,014	4%
Texas	392,836	3%	263,731	2%
Oregon	375,223	3%	269,600	2%
Nevada	346,838	2%	195,663	2%
Arizona	253,289	2%	171,533	2%
New Jersey	214,087	1%	108,247	1%
Total of 10 largest states	12,953,090	89%	10,065,532	89%
All other states	1,662,757	11%	1,194,685	11%
Total real estate loans held for investment, net of deferred fees	$14,615,847	100%	$11,260,217	100%
At December 31, 2021 and 2020, 61% and 62% of our real estate loans were collateralized by property located in California because our full-service branches and our community banking activities are primarily located in California. The increase in real estate loans in Colorado reflects the growth from opening our Denver branch in November 2019.

The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the years indicated:

Roll Forward of Loans and Leases Held for Investment,	Year Ended December 31,
Net of Deferred Fees (1)	2021	2020	2019
	(Dollars in thousands)
Balance, beginning of year	$19,083,377	$18,846,872	$17,957,713
Additions:
Production	9,054,767	4,243,538	4,863,288
Disbursements	5,952,158	5,159,912	5,092,219
Total production and disbursements	15,006,925	9,403,450	9,955,507
Reductions:
Payoffs	(7,337,296)	(3,738,754)	(4,669,530)
Paydowns	(3,728,950)	(5,193,848)	(4,262,977)
Total payoffs and paydowns	(11,066,246)	(8,932,602)	(8,932,507)
Sales	(117,263)	(125,999)	(76,335)
Transfers to foreclosed assets	(1,062)	(14,755)	(120)
Charge-offs	(10,715)	(93,589)	(32,262)
Transfers to loans held for sale	(25,554)	—	(25,124)
Total reductions	(11,220,840)	(9,166,945)	(9,066,348)
Loans acquired through acquisition	72,086	—	—
Net increase	3,858,171	236,505	889,159
Balance, end of year	$22,941,548	$19,083,377	$18,846,872

Weighted average rate on production (2)	4.19%	3.57%	5.06%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 38 basis points to loan yields in 2021, 25 basis points to loan yields in 2020, and 22 basis points to loan yields in 2019.

Loan and Lease Interest Rate Sensitivity
The following table presents contractual maturity information for loans and leases held for investment, net of deferred fees, as of the date indicated:

		Due After
	Due	One Year	Due After
	Within	Through	Five to	Due After
December 31, 2021	One Year	Five Years	15 Years	15 Years	Total
	(In thousands)
Real estate mortgage	$1,210,137	$1,738,404	$1,702,726	$6,527,453	$11,178,720
Real estate construction and land	1,793,440	1,209,954	30,140	403,593	3,437,127
Commercial	2,549,356	4,209,232	921,124	188,339	7,868,051
Consumer	7,969	60,707	218,573	170,401	457,650
Total loans and leases held for
investment, net of deferred fees	$5,560,902	$7,218,297	$2,872,563	$7,289,786	$22,941,548

At December 31, 2021, we had $5.6 billion of loans and leases held for investment due to mature over the next twelve months. For any of these loans and leases held for investment, in the event that we provide a concession through a refinance or modification that we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered TDRs even though the loans have performed in accordance with their contractual terms. The circumstances regarding any modifications and a borrower's specific situation, such as its ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a contractual loan renewal or loan extension constitutes a TDR. Higher levels of TDRs may result in increases in classified loans and credit loss provisions.
The following table presents the interest rate profile of loans and leases held for investment, net of deferred fees, due after one year as of the date indicated:

	Due After One Year
	Fixed	Variable
December 31, 2021	Rate	Rate	Total
	(In thousands)
Real estate mortgage	$3,730,256	$6,238,327	$9,968,583
Real estate construction and land	596,917	1,046,770	1,643,687
Commercial	1,794,426	3,524,269	5,318,695
Consumer	429,258	20,423	449,681
Total loans and leases held for investment, net of deferred fees	$6,550,857	$10,829,789	$17,380,646
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
For further information regarding the calculation of the allowance for credit losses on loans and leases held for investment using the CECL methodology, see Note 1(i). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
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

In the fourth quarter of 2021, we used the Moody’s Consensus Forecast dated December 9, 2021 for the calculation of our quantitative component, which is consistent with each of the quarters in 2021. The key macroeconomic variables used improved from the prior quarter as a result of updating and advancing the forecast by a quarter which, when combined with improvements in other credit quality metrics such as a decline in classified and special mention loans, drove the decrease in the allowance for credit losses in the fourth quarter. This decrease was offset partially by provisions for net loan growth.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. During the first quarter of 2021, we added qualitative components that were based on management’s assessment of various qualitative factors such as economic conditions and collateral dependency. These qualitative components were primarily related to certain loan portfolios including hotels, retail, and office properties that may react more slowly to the improvements in the general economic conditions. These sectors may see a slower economic recovery to pre-pandemic levels due to changes in consumer behavior such as less business travel due to more virtual meetings, more online shopping versus in person shopping, or the potential for more permanent shifts to remote or hybrid working arrangements. Additionally, small businesses in these sectors may face greater challenges once debt relief and PPP funding is exhausted. Throughout 2021, these qualitative adjustments were updated based on evolving forecasts of property values and the pace of recovery for small businesses.
The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions on certain assumptions. We calculated alternative values for our December 31, 2021 ACL using two different forecast scenarios (Moody's Baseline and Moody's S5) and the calculated amounts for the quantitative component differed from the Consensus Forecast ranging from lower by 1.31% to higher by 2.60%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
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

The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	December 31,
Allowance for Credit Losses Data	2021	2020	2019 (2)
	(Dollars in thousands)
Allowance for loan and lease losses	$200,564	$348,181	$138,785
Reserve for unfunded loan commitments	73,071	85,571	35,861
Total allowance for credit losses	$273,635	$433,752	$174,646

Allowance for credit losses to loans and leases held for investment (1)	1.19%	2.27%	0.93%
Allowance for credit losses to nonaccrual loans and leases held for investment	447.3%	475.8%	189.1%
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.27%	0.48%	0.49%
_______________________________________
(1)    Excluding PPP loans, the ACL ratio as of December 31, 2021 and 2020 was 1.20% and 2.41%.
(2)    2019 is pre-CECL adoption on January 1, 2020; the ACL ratio under CECL at adoption was 0.97%.
The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Roll Forward	2021	2020	2019
	(Dollars in thousands)
Balance, beginning of year (2)	$433,752	$174,646	$169,333
Cumulative effect of change in accounting
principle - CECL, as of January 1, 2020:
Allowance for loan and lease losses	—	3,617	—
Reserve for unfunded loan commitments	—	3,710	—
Total cumulative effect	—	7,327	—
Provision for credit losses:
(Reduction in) addition to allowance for loan and lease losses	(149,500)	293,000	23,000
(Reduction in) addition to reserve for unfunded loan commitments	(12,500)	46,000	(1,000)
Total provision for credit losses	(162,000)	339,000	22,000
Loans and leases charged off:
Real estate mortgage	(1,128)	(10,686)	(997)
Real estate construction and land	(782)	—	—
Commercial	(7,298)	(82,105)	(30,426)
Consumer	(1,507)	(798)	(839)
Total loans and leases charged off	(10,715)	(93,589)	(32,262)
Recoveries on loans charged off:
Real estate mortgage	6,767	617	983
Real estate construction and land	—	21	—
Commercial	5,711	5,529	14,397
Consumer	120	201	195
Total recoveries on loans charged off	12,598	6,368	15,575
Net recoveries (charge-offs)	1,883	(87,221)	(16,687)
Balance, end of year	$273,635	$433,752	$174,646

Net (recoveries) charge-offs to average loans and leases	(0.01)%	0.45%	0.09%

The following table presents net charge-offs, average loan balance, and ratio of net charge-offs to average loans by loan portfolio segment for the years indicated:

	Year Ended December 31,
Ratio of Net Charge-offs to Average Loans	2021	2020	2019
	(Dollars in thousands)
Real Estate Mortgage:
Net (recoveries) charge-offs	$(5,639)	$10,069	$14
Average loan balance	$9,119,963	$7,942,883	$8,004,659
Ratio of net (recoveries) charge-offs to average loans	(0.06)%	0.13%	—%

Real Estate Construction and Land:
Net charge-offs (recoveries)	$782	$(21)	$—
Average loan balance	$3,396,145	$3,148,522	$2,450,157
Ratio of net charge-offs to average loans	0.02%	—%	—%

Commercial:
Net charge-offs	$1,587	$76,576	$16,029
Average loan balance	$7,310,253	$7,794,969	$7,595,463
Ratio of net charge-offs to average loans	0.02%	0.98%	0.21%

Consumer:
Net charge-offs	$1,387	$597	$644
Average loan balance	$377,927	$392,904	$413,856
Ratio of net charge-offs to average loans	0.37%	0.15%	0.16%
Net recoveries in 2021 were $1.9 million compared to net charge-offs of $87.2 million in 2020. This improvement was due primarily to the real estate mortgage portfolio segment going from net charge-offs of $10.1 million in 2020 to net recoveries of $5.6 million in 2021 and the commercial portfolio segment going from net charge-offs of $76.6 million in 2020 to net charge-offs of $1.6 million in 2021. Real estate mortgage net charge-offs in 2020 included $8.2 million of gross charge-offs related to two retail properties that were adversely affected by pandemic-related business closures. Commercial net charge-offs in 2020 included $59.6 million related to five security monitoring loans and an $11.8 million gross charge-off on a single equipment finance loan. Net charge-offs in 2019 totaled $16.7 million and included $16.0 million of net charge-offs in the commercial portfolio segment which included an $11.8 million gross charge-off on a single asset-based loan.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Year Ended December 31,
Allowance for Credit Losses Charge-offs	2021	2020	2019
	(In thousands)
Real estate mortgage:
SBA program	$622	$769	$897
Hotel	343	422	—
Healthcare real estate	—	—	—
Other commercial real estate	—	8,987	9
Total commercial real estate mortgage	965	10,178	906
Income producing residential	163	—	—
Other residential real estate	—	508	91
Total income producing and other residential real estate mortgage	163	508	91
Total real estate mortgage	1,128	10,686	997
Real estate construction and land:
Commercial	775	—	—
Residential	7	—	—
Total real estate construction and land	782	—	—
Commercial:
Lender finance	232	—	—
Equipment finance	—	11,817	—
Other asset-based	—	—	11,950
Premium finance	—	—	31
Total asset-based	232	11,817	11,981
Equity fund loans	—	—	—
Venture lending	620	6,819	9,369
Total venture capital	620	6,819	9,369
Security monitoring	2,892	59,605	1,707
Secured business loans	210	—	1,426
Other lending	3,344	3,864	5,943
Total other commercial	6,446	63,469	9,076
Total commercial	7,298	82,105	30,426
Consumer	1,507	798	839
Total charge-offs	$10,715	$93,589	$32,262
Commercial real estate mortgage gross charge-offs decreased to $1.0 million for the year ended December 31, 2021 from $10.2 million for the year ended December 31, 2020. The 2020 amount included $8.2 million gross charge-offs related to two retail properties that were adversely affected by pandemic-related business closures.
Asset-based gross charge-offs decreased to $0.2 million for the year ended December 31, 2021 from $11.8 million for the year ended December 31, 2020. The 2020 amount included an $11.8 million gross charge-off in the equipment finance subclass related to a single loan.
Venture capital gross charge-offs decreased to $0.6 million for the year ended December 31, 2021 from $6.8 million for the year ended December 31, 2020. The 2020 amount included one loan for $6.5 million.
Other commercial gross charge-offs decreased to $6.4 million for the year ended December 31, 2021 from $63.5 million for the year ended December 31, 2020. The 2020 amount includes $59.6 million for five security monitoring loans, representing 64% of total gross charge-offs for 2020.

The following table presents recoveries by loan portfolio segment, class, and subclass for the periods indicated:

	Year Ended December 31,
Allowance for Credit Losses Recoveries	2021	2020	2019
	(In thousands)
Real estate mortgage:
SBA program	$697	$168	$382
Hotel	—	—	—
Healthcare real estate	—	—	—
Other commercial real estate	5,384	121	162
Total commercial real estate mortgage	6,081	289	544
Income producing residential	28	—	276
Other residential real estate	658	328	163
Total income producing and other residential real estate mortgage	686	328	439
Total real estate mortgage	6,767	617	983
Real estate construction and land:
Commercial	—	—	—
Residential	—	21	—
Total real estate construction and land	—	21	—
Commercial:
Lender finance	3	—	6
Equipment finance	263	286	11
Other asset-based	453	422	1,416
Premium finance	—	—	—
Total asset-based	719	708	1,433
Equity fund loans	—	—	—
Venture lending	404	1,261	8,151
Total venture capital	404	1,261	8,151
Security monitoring	—	123	181
Secured business loans	2,402	374	2,877
Other lending	2,186	3,063	1,755
Total other commercial	4,588	3,560	4,813
Total commercial	5,711	5,529	14,397
Consumer	120	201	195
Total recoveries	$12,598	$6,368	$15,575

The following table presents the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment as of the dates indicated:

	Allowance for Loan and Lease Losses by Portfolio Segment
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2021
Allowance for loan and lease losses	$98,053	$45,079	$48,718	$8,714	$200,564
% of loans to total loans	49%	15%	34%	2%	100%
December 31, 2020
Allowance for loan and lease losses	$138,342	$78,356	$126,403	$5,080	$348,181
% of loans to total loans	41%	18%	39%	2%	100%
December 31, 2019
Allowance for loan and lease losses	$44,575	$30,544	$61,528	$2,138	$138,785
% of loans to total loans	42%	15%	41%	2%	100%
The allowance for loan and lease losses attributable to real estate mortgage loans was $98.1 million and $138.3 million at December 31, 2021 and 2020. As ratios to real estate mortgage loans at those dates, these percentages were 0.88% and 1.75%. The decrease was due to a lower allowance for loan losses as a result of improvement in both the macroeconomic forecast variables used in the process to determine the allowance for credit losses and the loan portfolio credit quality metrics, and to a higher loan balance.
The allowance for loan and lease losses attributable to real estate construction and land loans was $45.1 million and $78.4 million at December 31, 2021 and 2020. As ratios to real estate construction and land loans at those dates, these percentages were 1.31% and 2.33%. The decrease was due to a lower allowance for loan losses as a result of improvement in both the macroeconomic forecast variables used in the process to determine the allowance for credit losses and the loan portfolio credit quality metrics, and to a higher loan balance.
The allowance for loan and lease losses attributable to commercial loans and leases was $48.7 million and $126.4 million at December 31, 2021 and 2020. As ratios to commercial loans and leases at those dates, these percentages were 0.62% and 1.68%. The decrease was due to a lower allowance for loan losses as a result of improvement in both the macroeconomic forecast variables used in the process to determine the allowance for credit losses and the loan portfolio credit quality metrics, and to a higher loan balance.

Deposits
    The following table presents a summary of our average deposit amounts and average rates paid during the years indicated:

	Year Ended December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
Deposit Composition	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest checking	$7,198,646	0.12%	$4,394,742	0.29%	$3,406,218	1.23%
Money market	8,843,122	0.15%	6,547,027	0.29%	5,139,623	1.10%
Savings	606,741	0.02%	538,985	0.05%	525,809	0.17%
Time	1,471,963	0.40%	2,169,324	1.26%	2,641,135	1.86%
Total interest-bearing deposits	18,120,472	0.15%	13,650,078	0.44%	11,712,785	1.27%
Noninterest-bearing demand	12,110,193	—	8,517,281	—	7,537,172	—
Total deposits	$30,230,665	0.09%	$22,167,359	0.27%	$19,249,957	0.77%
The following table presents the balance of each major category of deposits as of the dates indicated:

	December 31,
	2021		2020		2019
		% of		% of		% of
Deposit Composition	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$14,543,133	41%	$9,193,827	37%	$7,243,298	38%
Interest checking	7,319,898	21%	5,974,910	24%	3,753,978	19%
Money market	10,241,265	29%	6,532,917	26%	4,690,420	24%
Savings	630,653	2%	562,826	2%	499,591	3%
Total core deposits	32,734,949	93%	22,264,480	89%	16,187,287	84%
Non-core non-maturity deposits	889,976	3%	1,149,467	5%	496,407	3%
Total non-maturity deposits	33,624,925	96%	23,413,947	94%	16,683,694	87%
Time deposits $250,000 and under	885,938	3%	994,197	4%	2,065,733	11%
Time deposits over $250,000	486,894	1%	532,573	2%	483,609	2%
Total time deposits	1,372,832	4%	1,526,770	6%	2,549,342	13%
Total deposits	$34,997,757	100%	$24,940,717	100%	$19,233,036	100%

Estimated uninsured deposits	$22,479,674		$15,241,530		$11,436,515
During 2021, total deposits increased by $10.1 billion, or 40%, to $35.0 billion at December 31, 2021, due primarily to an increase of $10.5 billion in core deposits, offset partially by decreases of $259.5 million in non-core non-maturity deposits and $153.9 million in time deposits. The increase in core deposits was due primarily to continued strong deposit growth from our venture banking and community banking clients and the acquisition of the HOA Business, which added $4.1 billion of core deposits. The increase in core deposits by component was due to increases of $5.3 billion in noninterest-bearing demand deposits, $1.3 billion in interest checking deposits, $3.7 billion in money market deposits, and $67.8 million in savings deposits. At December 31, 2021, core deposits totaled $32.7 billion, or 93% of total deposits, including $14.5 billion of noninterest-bearing demand deposits, or 41% of total deposits. Our deposit base is also diversified by client type. As of December 31, 2021, no individual depositor represented more than 1.7% of our total deposits, and our top ten depositors represented 11.2% of our total deposits.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2021	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$274,030	$222,816	$496,846
Due in over three months through six months	183,369	164,468	347,837
Due in over six months through 12 months	205,770	86,416	292,186
Total due within 12 months	663,169	473,700	1,136,869
Due in over 12 months through 24 months	110,917	10,824	121,741
Due in over 24 months	111,852	2,370	114,222
Total due over 12 months	222,769	13,194	235,963
Total	$885,938	$486,894	$1,372,832
The following table summarizes the maturities of estimated uninsured time deposits as of the date indicated:

Uninsured
Time
December 31, 2021	Deposits
(In thousands)
Maturities:
Due in three months or less	$183,939
Due in over three months through six months	145,718
Due in over six months through 12 months	50,862
Total due within 12 months	380,519
Total due over 12 months	999
Total	$381,518
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our SEC registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At December 31, 2021, total off-balance sheet client investment funds were $1.4 billion of which $0.9 billion was managed by PWAM. At December 31, 2020, total off-balance sheet client investment funds were $1.3 billion, of which $1.0 billion was managed by PWAM.
Borrowings and Subordinated Debt
The Bank has various available lines of credit. These include the ability to borrow funds from time to time on a long‑term, short‑term, or overnight basis from the FHLB, the FRBSF, or other financial institutions. The maximum amount that the Bank could borrow under its secured credit line with the FHLB at December 31, 2021 was $4.0 billion, of which all was available on that date. The maximum amount that the Bank could borrow under its secured credit line with the FRBSF at December 31, 2021 was $1.4 billion, all of which was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $6.2 billion of certain qualifying loans. The FRBSF secured credit line was collateralized by liens on $1.8 billion of qualifying loans. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the borrowing of overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of December 31, 2021, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2021, the Bank had no outstanding borrowings through the AFX.

The following table presents information on our borrowings as of the dates indicated:

	December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
Borrowings	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured short-term advances	$—	—%	$5,000	—%	$1,318,000	1.66%
FHLB unsecured overnight advance	—	—%	—	—%	141,000	1.56%
AFX short-term borrowings	—	—%	—	—%	300,000	1.61%
Non‑recourse debt	—	—%	—	—%	8	7.50%
Total borrowings	$—	—%	$5,000	—%	$1,759,008	1.64%
Averages for the year:
Total borrowings	$231,099	0.27%	$825,681	0.99%	$1,180,164	2.28%
The following table presents summary information on our subordinated debt as of the dates indicated:

	December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
Subordinated Debt	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Gross subordinated debt:
With no unamortized acquisition discount
or unamortized issuance costs	$135,055	2.58%	$135,055	2.63%	$135,055	4.33%
With unamortized acquisition discount
or unamortized issuance costs	806,039	2.65%	408,220	2.11%	405,635	3.72%
Total gross subordinated debt	941,094	2.64%	543,275	2.24%	540,690	3.87%
Unamortized issuance costs	(5,366)		—		—
Unamortized acquisition discount	(72,445)		(77,463)		(82,481)
Net subordinated debt	$863,283		$465,812		$458,209
Averages for the year:
Net subordinated debt	$733,163	3.61%	$461,059	4.58%	$455,537	6.55%
The subordinated debt is variable rate and based on 3-month LIBOR plus a margin, except for one which is based on 3-month EURIBOR plus a margin and $400 million of subordinated notes issued on April 30, 2021 that is fixed rate at 3.25% until May 1, 2026 when it changes to floating rate and resets quarterly at a benchmark rate plus 252 basis points. The margins on the 3-month LIBOR debentures range from 1.55% to 3.10%, while the margin on the 3-month EURIBOR debenture is 2.05%. The interest rate on the LIBOR-based subordinated debt will default to the last published or determined rate of LIBOR, and for Trust CS 2006-4, the Base Rate, defined as the greater of Prime and the federal funds rate, upon cessation of LIBOR and effectively converting these instruments to fixed rate, if not modified prior to June 30, 2023. The subordinated debt is all long-term, with maturities ranging from May 2031 to July 2037.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	December 31,
	2021	2020	2019
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$61,174	$91,163	$92,353
Accruing loan contractually past due 90 days or more	—	—	—
Foreclosed assets, net	12,843	14,027	440
Total nonperforming assets	$74,017	$105,190	$92,793

Performing TDRs held for investment	$24,430	$14,254	$12,257
Classified loans and leases held for investment	$116,104	$265,262	$175,912
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.27%	0.48%	0.49%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.32%	0.55%	0.49%
Allowance for credit losses to nonaccrual loans and leases
held for investment	447.31%	475.80%	189.11%
Classified loans and leases held for investment to
loans and leases held for investment	0.51%	1.39%	0.93%
Nonaccrual Loans and Leases Held for Investment
During 2021, nonaccrual loans and leases held for investment decreased by $30.0 million to $61.2 million at December 31, 2021 due mainly to the sale of one security monitoring loan for $25.6 million, charge-offs of $7.9 million, transfers to accrual status of $7.0 million, and principal payments and other reductions of $59.0 million, offset partially by $69.4 million in additions. As of December 31, 2021, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $14.2 million and represented 23% of total nonaccrual loans and leases.

The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	December 31, 2021		December 31, 2020		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(Dollars in thousands)
Real estate mortgage:
Commercial	$27,540	$2,165	$43,731	$3,636	$(16,191)	$(1,471)
Income producing and other residential	12,292	39,929	1,826	600	10,466	39,329
Total real estate mortgage	39,832	42,094	45,557	4,236	(5,725)	37,858
Real estate construction and land:
Commercial	—	—	315	—	(315)	—
Residential	4,715	5,031	—	759	4,715	4,272
Total real estate construction and land	4,715	5,031	315	759	4,400	4,272
Commercial:
Asset-based	1,464	—	2,679	—	(1,215)	—
Venture capital	2,799	—	1,980	540	819	(540)
Other commercial	11,950	630	40,243	2,078	(28,293)	(1,448)
Total commercial	16,213	630	44,902	2,618	(28,689)	(1,988)
Consumer	414	1,004	389	1,260	25	(256)
Total held for investment	$61,174	$48,759	$91,163	$8,873	$(29,989)	$39,886
During 2021, loans accruing and 30-89 days past due increased by $39.9 million to $48.8 million at December 31, 2021 due primarily to a $39.3 million increase in past due loans in the income producing and other residential loan portfolio class, which was attributable mostly to increases of $20.0 million in past due purchased single-family residential mortgage loans and $16.1 million in past due business-purpose loans secured by for-rent residential properties and short-term bridge loans originated by Civic. The delinquency related to the purchased single-family residential mortgage loans was attributable to delayed payment applications stemming from servicing being transferred following our purchase of these loans.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	December 31,
Property Type	2021	2020	2019
	(In thousands)
Commercial real estate	$12,594	$12,979	$221
Construction and land development	—	219	219
Total OREO, net	12,594	13,198	440
Other foreclosed assets	249	829	—
Total foreclosed assets	$12,843	$14,027	$440
During 2021, foreclosed assets decreased by $1.2 million to $12.8 million at December 31, 2021 due to sales of $2.2 million, offset partially by additions of $1.1 million.

Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	December 31,
	2021		2020		2019
		Number		Number		Number
		of		of		of
Performing TDRs	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$6,204	18	$6,631	20	$10,165	22
Real estate construction and land	1,428	1	1,451	1	1,470	1
Commercial	16,773	24	6,146	21	550	12
Consumer	25	1	26	1	72	2
Total performing TDRs held for investment	$24,430	44	$14,254	43	$12,257	37
During 2021, performing TDRs held for investment increased by $10.2 million to $24.4 million at December 31, 2021 due primarily to transfers from nonaccrual status to performing TDRs of $18.2 million and additions of $13.2 million, offset partially by transfers of performing TDRs to nonaccrual status of $8.0 million and principal payments and other reductions of $13.2 million.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	December 31,
Loan and Lease Credit Risk Ratings	2021	2020	2019
	(Dollars in thousands)
Pass	$22,433,833	$18,096,830	$18,348,004
Special mention	391,611	721,285	322,956
Classified	116,104	265,262	175,912
Total loans and leases held for investment, net of deferred fees	$22,941,548	$19,083,377	$18,846,872
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management. Both special mention and classified loans had significant increases in 2020 primarily as a result of proactively downgrading loans and leases in the first quarter of 2020 due to the uncertainty surrounding the long-term economic effects of the COVID-19 pandemic. A high percentage of these downgrades were in industries more acutely impacted by the COVID-19 pandemic such as hotels, commercial aviation, and retail.
During 2021, as economic conditions improved, classified loans and leases decreased by $149.2 million to $116.1 million at December 31, 2021 due mainly to decreases of $65.9 million in other commercial classified loans, $42.6 million in commercial real estate construction and land classified loans, $29.3 million in commercial real estate mortgage classified loans, and $23.3 million in asset-based classified loans and leases, offset partially by an increase of $8.9 million in income producing and other residential real estate mortgage classified loans. Classified loans and leases peaked in the second quarter of 2020 at $293.2 million.

During 2021, as economic conditions improved, special mention loans and leases decreased by $329.7 million to $391.6 million at December 31, 2021 due primarily to decreases of $103.3 million in venture capital special mention loans, $75.0 million in asset-based special mention loans and leases, $70.7 million in commercial real estate mortgage special mention loans, $41.5 million in income producing and other residential special mention loans, and $39.9 million in commercial real estate construction and land special mention loans. Special mention loans and leases peaked in the first quarter of 2020 at $898.7 million in conjunction with our initial downgrades at the onset of the pandemic.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	December 31, 2021		December 31, 2020		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$62,206	$191,809	$91,543	$262,462	$(29,337)	$(70,653)
Income producing and other residential	17,700	19,848	8,767	61,384	8,933	(41,536)
Total real estate mortgage	79,906	211,657	100,310	323,846	(20,404)	(112,189)
Real estate construction and land:
Commercial	—	67,727	42,558	107,592	(42,558)	(39,865)
Residential	4,715	1,720	—	759	4,715	961
Total real estate construction and land	4,715	69,447	42,558	108,351	(37,843)	(38,904)
Commercial:
Asset-based	4,591	78,305	27,867	153,301	(23,276)	(74,996)
Venture capital	4,794	14,833	6,508	118,125	(1,714)	(103,292)
Other commercial	21,659	15,528	87,557	14,930	(65,898)	598
Total commercial	31,044	108,666	121,932	286,356	(90,888)	(177,690)
Consumer	439	1,841	462	2,732	(23)	(891)
Total	$116,104	$391,611	$265,262	$721,285	$(149,158)	$(329,674)

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At December 31, 2021, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At December 31, 2021, the Company and Bank were in compliance with the capital conservation buffer requirements.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the December 31, 2021 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years from 2023 to 2025. The add-back as of December 31, 2021 ranged from 0 basis points to 10 basis points for the capital ratios below.
In the third quarter of 2021, approximately $131.0 million of trust preferred securities were reclassified from Tier II capital to Tier I capital due to a reassessment of the Basel III implementation rule that permitted the grandfathering of certain trust preferred securities as Tier I capital. Prior periods were not required to be revised for this change.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Well	For Capital
		Adequacy	Capitalized	Conservation
	Actual	Purposes	Classification	Buffer
December 31, 2021
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	6.84%	4.00%	N/A	N/A
CET1 capital ratio	8.86%	4.50%	N/A	7.00%
Tier 1 capital ratio	9.32%	6.00%	N/A	8.50%
Total capital ratio	12.69%	8.00%	N/A	10.50%

Pacific Western Bank
Tier 1 leverage capital ratio	7.00%	4.00%	5.00%	N/A
CET1 capital ratio	9.56%	4.50%	6.50%	7.00%
Tier 1 capital ratio	9.56%	6.00%	8.00%	8.50%
Total capital ratio	11.80%	8.00%	10.00%	10.50%

		Minimum Required
		For Capital	For Well	For Capital
		Adequacy	Capitalized	Conservation
	Actual	Purposes	Classification	Buffer
December 31, 2020
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	8.55%	4.00%	N/A	N/A
CET1 capital ratio	10.53%	4.50%	N/A	7.00%
Tier 1 capital ratio	10.53%	6.00%	N/A	8.50%
Total capital ratio	13.76%	8.00%	N/A	10.50%

Pacific Western Bank
Tier 1 leverage capital ratio	9.53%	4.00%	5.00%	N/A
CET1 capital ratio	11.73%	4.50%	6.50%	7.00%
Tier 1 capital ratio	11.73%	6.00%	8.00%	8.50%
Total capital ratio	12.99%	8.00%	10.00%	10.50%
Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. On April 30, 2021, the Bank completed the sale of $400 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due May 1, 2031. For further information, see Note 12. Borrowings and Subordinated Debt in the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
The carrying value of subordinated debt totaled $863.3 million at December 31, 2021. At December 31, 2021, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $718.2 million were included in Tier II capital. For a more detailed discussion of our subordinated debt, see "Item 1: Business - Supervision and Regulation - Capital Requirements."
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $4.0 billion at December 31, 2021, of which all was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $6.2 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $1.4 billion at December 31, 2021, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $1.8 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of December 31, 2021, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2021, the Bank had borrowed nothing through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels as of the dates indicated:

	December 31,
Primary Liquidity - On-Balance Sheet	2021	2020	2019
	(Dollars in thousands)
Cash and due from banks	$112,548	$150,464	$172,585
Interest-earning deposits in financial institutions	3,944,686	3,010,197	465,039
Securities available-for-sale	10,694,458	5,235,591	3,797,187
Less: pledged securities	(532,418)	(449,330)	(486,200)
Total primary liquidity	$14,219,274	$7,946,922	$3,948,611

Ratio of primary liquidity to total deposits	40.6%	31.9%	20.5%

Secondary Liquidity - Off-Balance Sheet	December 31,
Available Secured Borrowing Capacity	2021	2020	2019
	(In thousands)
Total secured borrowing capacity with the FHLB	$3,976,465	$3,330,715	$4,229,788
Less: secured advances outstanding	—	(5,000)	(1,318,000)
Available secured borrowing capacity with the FHLB	3,976,465	3,325,715	2,911,788
Available secured borrowing capacity with the FRBSF	1,380,191	1,409,452	1,988,028
Total secondary liquidity	$5,356,656	$4,735,167	$4,899,816
During 2021, the Company's primary liquidity increased by $6.3 billion to $14.2 billion at December 31, 2021 due mainly to a $5.5 billion increase in securities available-for-sale and a $934.5 million increase in interest-earning deposits in financial institutions, offset partially by an $83.1 million increase in pledged securities. During 2021, the Company's secondary liquidity increased by $621.5 million to $5.4 billion at December 31, 2021 due mostly to a $650.8 million increase in available secured borrowing capacity with the FHLB, offset partially by a $29.3 million decrease in available borrowing capacity on the secured credit line with the FRBSF. The $650.8 million increase in available secured borrowing capacity with the FHLB resulted primarily from a $645.8 million increase in the borrowing capacity related to pledged loans and a $5.0 million decrease in the amount borrowed from the secured borrowing line with the FHLB.

In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At December 31, 2021, core deposits totaled $32.7 billion and represented 93% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2021, brokered deposits totaled $1.1 billion, consisting primarily of $890.0 million of non-maturity brokered accounts and $195.7 million of brokered time deposits. At December 31, 2020, brokered deposits totaled $1.3 billion, consisting mainly of $1.1 billion of non-maturity brokered accounts and $195.7 million of brokered time deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. At December 31, 2021, the Bank was in compliance with all established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC for non-member banks and the DFPI under their general supervisory authority. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank had a cumulative net loss of $155.3 million during the three fiscal years of 2021, 2020, and 2019, compared to dividends of $776.0 million paid by the Bank during that same period. During the year ended December 31, 2021, PacWest received $182.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $1.5 billion at December 31, 2021, for the foreseeable future any dividends from the Bank to PacWest will continue to require DFPI and FDIC approval consistent with what has been required since 2008 when the Bank first had an accumulated deficit triggered by goodwill impairment write-downs during the financial crisis of 2007-2008.
At December 31, 2021, PacWest had $176.9 million in cash and cash equivalents, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.

Stock Repurchase Programs
On February 12, 2020, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $200 million, effective February 29, 2020. No shares were repurchased under the new Stock Repurchase Program prior to its expiration on February 28, 2021.
On February 15, 2022, PacWest's Board of Directors authorized a new Stock Repurchase Program, effective March 1, 2022, to repurchase shares of its common stock for an aggregate purchase price not to exceed $100 million with a program maturity date of February 28, 2023.
Material Cash Requirements
Our material contractual obligations are primarily for time deposits, subordinated debt, commitments to contribute capital to investments in LIHTC partnerships, SBICs and CRA-related loan pools, and operating lease obligations. At December 31, 2021, time deposits totaled $1.4 billion, of which $1.1 billion was due within one year. Gross subordinated debt totaled $941.1 million, all of which was due after five years. Our liability to contribute capital to LIHTC partnerships was $170.7 million and our commitment to contribute capital to SBICs and CRA-related loan pools was $85.9 million for a combined total of $256.7 million, of which $94.2 million was due within one year. Our operating lease obligation for leased facilities totaled $153.5 million, of which $35.8 million was due within one year. For further information regarding these items, see Note 11. Deposits, Note 12. Borrowings and Subordinated Debt, Note 9. Other Assets, Note 14. Commitments and Contingencies, and Note 10. Leases of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At December 31, 2021, our loan commitments and standby letters of credit were $9.0 billion and $345.8 million, respectively. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “- Liquidity - Liquidity Management,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 14. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of December 31, 2021, the U.S. Dollar notional amounts of subordinated debt payable denominated in foreign currencies was $29.3 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures was $28.5 million. We recognized foreign currency translation net gains of $296,000, $3,000, and $150,000 for the years ended December 31, 2021, 2020, and 2019, respectively.
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
We evaluated the results of our NII simulation model and MVE model prepared as of December 31, 2021, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2021. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at December 31, 2021. In order to arrive at the base case, we extend our balance sheet at December 31, 2021 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31, 2021. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate that are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12 month NII simulation model as of December 31, 2021 assumes interest-bearing deposits reprice at 31% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet as of December 31, 2021 and forward yield curve as of December 31, 2021 (which presumes three interest rate hikes in 2022) as the base scenario, with immediate and sustained parallel upward movements in interest rates of 100, 200, and 300 basis points and sustained parallel downward movements in interest rates of 25, 50, and 100 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
December 31, 2021	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,404.6	18.7%	3.76%	0.59%
Up 200 basis points	$1,328.9	12.3%	3.56%	0.39%
Up 100 basis points	$1,251.3	5.7%	3.35%	0.18%
BASE CASE	$1,183.4	—	3.17%
Down 25 basis points	$1,180.6	(0.2)%	3.16%	(0.01)%
Down 50 basis points	$1,156.3	(2.3)%	3.10%	(0.07)%
Down 100 basis points	$1,136.4	(4.0)%	3.04%	(0.13)%
During 2021, total base case year 1 tax equivalent NII increased by $159.2 million to $1.2 billion at December 31, 2021 and the base case tax equivalent NIM decreased to 3.17% from 3.87%. The increase in year 1 NII compared to December 31, 2020 was due mainly to a $184.8 million increase in interest income attributable to higher average balances of loans and leases and investment securities, offset partially by a $25.6 million increase in interest expense due to a higher average balance of deposits and a higher average balance of subordinated debt attributable to the $400 million of subordinated notes issued by the Bank on April 30, 2021. The decrease in the NIM was due mostly to the change in the mix of interest-earning assets to lower yielding interest-earnings deposits in financial institutions and investment securities from higher yielding loans and leases, as well as to lower yields on investment securities and loans and leases.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Bear Flattener Severe” scenario, when short-term rates increase faster than long-term rates. In the “Bear Flattener Severe” scenario, Year 1 tax equivalent NII increases by 2.3%. Because of the low level of market interest rates and the assumption that market rates contain a 0% floor, the ad hoc scenarios that assume decreasing interest rates do not differ materially from the base case scenario.

At December 31, 2021, we had $23.0 billion of total gross loans that included $10.9 billion with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $9.2 billion, or 84%, contained interest rate floor provisions, which included $8.5 billion of loans with "in-the-money" floors, meaning the loan coupon will not adjust down if there are future decreases to the index interest rate. The following table summarizes the estimated balance of loans with "in-the-money" floors for the indicated increases in interest rates:

December 31, 2021
Total Amount of
Loans With
Basis Points of	"In-the-Money"
Rate Increases	Loan Floors
(Dollars in millions)
50 bps	$4,746
100 bps	$3,166
150 bps	$2,376
200 bps	$1,466
250 bps	$815
At December 31, 2021, we also had $4.2 billion of variable-rate hybrid loans that do not immediately reprice because the loans contain an initial fixed rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed rate to variable rate because the initial fixed-rate term would expire were approximately $0.6 billion, $0.9 billion, and $1.2 billion in the next one, two, and three years.
LIBOR is expected to be phased out in 2023, as such the Company stopped originations of LIBOR-indexed loans effective December 31, 2021. The business processes impacted relate primarily to our variable-rate loans and our subordinated debt, both of which are indexed to LIBOR. For further information see Item 1A. Risk Factors.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at December 31, 2021.

The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
December 31, 2021	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$10,121.7	$1,449.8	16.7%	25.0%	253.1%
Up 200 basis points	$9,788.9	$1,117.0	12.9%	24.2%	244.7%
Up 100 basis points	$9,325.1	$653.2	7.5%	23.1%	233.1%
BASE CASE	$8,671.8	$—	—	21.4%	216.8%
Down 25 basis points	$8,474.3	$(197.6)	(2.3)%	21.0%	211.9%
Down 50 basis points	$8,278.9	$(392.9)	(4.5)%	20.5%	207.0%
Down 100 basis points	$7,898.6	$(773.2)	(8.9)%	19.5%	197.5%
During 2021, total base case projected market value of equity increased by $2.9 billion to $8.7 billion at December 31, 2021. This increase in base case projected MVE was due primarily to: (1) a $2.4 billion decrease in the mark-to-market adjustment for total deposits, borrowings, and subordinated debt; and (2) a $404.7 million increase in the book value of stockholders' equity due mainly to $607.0 million in net earnings, offset partially by $119.4 million of cash dividends paid and a $106.6 million decrease in accumulated other comprehensive income; offset partially by (3) a $149.4 million increase in the mark-to-market adjustment for loans and leases.

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
As of December 31, 2021, PacWest Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.
On February 1, 2021, the Company acquired Civic Financial Services, LLC. As a result, $1.4 billion of loans, $6.8 million of allowance for credit losses, $74.1 million of loan servicing accounts receivable and $4.9 million of accrued interest receivable included in other assets, and $59.3 million of loan interest income in the Company’s consolidated financial statements as of and for the period ended December 31, 2021 have been excluded from management’s assessment of internal control over financial reporting of the Company as of December 31, 2021.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10‑K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PacWest Bancorp:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Civic Financial Services, LLC during 2021, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, Civic Financial Services, LLC's internal control over financial reporting associated with $1.4 billion of loans, $6.8 million of allowance for credit losses, $74.1 million of loan servicing accounts receivable and $4.9 million of accrued interest receivable included in other assets, and $59.3 million of loan interest income included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Civic Financial Services, LLC.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
Assessment of the allowance for credit losses for loans and leases collectively evaluated
As discussed in Note 1 to the consolidated financial statements, the Company’s allowance for credit losses for loans and leases collectively evaluated is the combination of an allowance for loan and lease losses collectively evaluated (reserve on pooled loans and leases) and the reserve for unfunded loan commitments (collective ACL). As discussed in Note 5 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2021 was $273.6 million, of which $271.0 million related to the collective ACL (the collective ACL). The collective ACL is measured with the current expected credit loss (CECL) approach for financial instruments measured at amortized cost and other commitments to extend credit which share similar risk characteristics and reflects losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical loss experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. The Company’s CECL methodology for the reserve on pooled loans and leases component includes both quantitative and qualitative loss factors which are applied to the population of loans and leases and assessed at a pool level. The Company estimates the probability of default (PD) during the reasonable and supportable period using econometric regression models developed to correlate macroeconomic variables to historical credit performance. The loans and unfunded commitments are grouped into loss given default (LGD) pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the exposure at default (EAD) of defaulted loans. The Company estimates the reserve for unfunded loan commitments using the same PD, LGD, and prepayment rates as used for the reserve on pooled loans and leases. The reserve for unfunded loan commitments is computed using expected future utilization rates of the unfunded commitments during the contractual life of the commitments based on historical usage of unfunded commitments by loan pool. For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated using a single scenario economic forecast that is consistent with the Company’s current expectations for the loan pools. The EAD is multiplied by the PD and LGD rates to calculate expected losses through the end of the forecast period. The Company then reverts on a straight-line basis from the PD, LGD and prepayment rates used during the reasonable and supportable period to the Company’s historical PD, LGD and prepayment experience. The qualitative portion of the reserve on pooled loans and leases represents the Company’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve, including consideration of idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the collective ACL reflects the Company’s best estimate of current expected credit losses.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate the PD, LGD, prepayments and their significant assumptions, including the pooling of loans and leases which share similar risk characteristics, the economic forecast and macroeconomic events and circumstances, the reasonable and supportable forecast period, the reversion to the Company’s historical PD, LGD and prepayment experience for the remaining contractual life of the loans and leases, internal risk ratings for commercial loans, and the qualitative loss factors and their significant assumptions, including the idiosyncratic risk factors. The assessment included an evaluation of the conceptual soundness of the PD, LGD, and prepayment models. The assessment also encompassed the determination of expected future utilization rates on unfunded loan commitments utilized in the reserve for unfunded loan commitments. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:
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
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in the following:
•evaluating the collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance of the PD, LGD and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic forecast and underlying assumptions by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•evaluating the economic forecast and macroeconomic events and circumstances through comparison to publicly available forecasts
•evaluating the length of the historical observation period, reasonable and supportable forecast period, and reversion period by comparing them to specific portfolio risk characteristics and trends
•determining whether the loan and lease portfolio is pooled by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•evaluating individual internal risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative loss factors and their significant assumptions, and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models
•evaluating the methodology of the expected future utilization rates of unfunded loan commitments by comparing them to relevant Company-specific metrics and trends.
We also assessed the sufficiency of the audit evidence obtained related to the Company’s collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

/s/ KPMG LLP
We have served as the Company's auditor since 1982.
Irvine, California
February 28, 2022

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$112,548	$150,464
Interest-earning deposits in financial institutions	3,944,686	3,010,197
Total cash and cash equivalents	4,057,234	3,160,661
Securities available-for-sale, at fair value	10,694,458	5,235,591
Federal Home Loan Bank stock, at cost	17,250	17,250
Total investment securities	10,711,708	5,252,841
Gross loans and leases held for investment	23,026,308	19,153,357
Deferred fees, net	(84,760)	(69,980)
Allowance for loan and lease losses	(200,564)	(348,181)
Total loans and leases held for investment, net	22,740,984	18,735,196
Equipment leased to others under operating leases	339,150	333,846
Premises and equipment, net	46,740	39,234
Foreclosed assets, net	12,843	14,027
Goodwill	1,405,736	1,078,670
Core deposit and customer relationship intangibles, net	44,957	23,641
Other assets	1,083,992	860,326
Total assets	$40,443,344	$29,498,442

LIABILITIES:
Noninterest-bearing deposits	$14,543,133	$9,193,827
Interest-bearing deposits	20,454,624	15,746,890
Total deposits	34,997,757	24,940,717
Borrowings	—	5,000
Subordinated debt	863,283	465,812
Accrued interest payable and other liabilities	582,674	491,962
Total liabilities	36,443,714	25,903,491

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at December 31, 2021 and 2020,
122,105,853 and 120,736,834 shares issued, respectively, includes 2,312,080 and 1,608,126
shares of unvested restricted stock, respectively)	1,221	1,207
Additional paid-in capital	3,013,399	3,100,633
Retained earnings	1,016,350	409,391
Treasury stock, at cost (2,520,999 and 2,321,981 shares at December 31, 2021 and 2020)	(97,308)	(88,803)
Accumulated other comprehensive income, net	65,968	172,523
Total stockholders' equity	3,999,630	3,594,951
Total liabilities and stockholders' equity	$40,443,344	$29,498,442

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$996,457	$993,138	$1,097,845
Investment securities	153,468	106,770	115,569
Deposits in financial institutions	8,804	3,583	6,479
Total interest income	1,158,729	1,103,491	1,219,893
Interest expense:
Deposits	27,808	59,663	148,460
Borrowings	623	8,161	26,961
Subordinated debt	26,474	21,109	29,843
Total interest expense	54,905	88,933	205,264
Net interest income	1,103,824	1,014,558	1,014,629
Provision for credit losses	(162,000)	339,000	22,000
Net interest income after provision for credit losses	1,265,824	675,558	992,629
Noninterest income:
Other commissions and fees	42,287	40,347	43,623
Leased equipment income	45,746	43,628	38,727
Service charges on deposit accounts	13,269	10,351	14,637
Gain on sale of loans and leases	1,733	2,139	1,114
Gain on sale of securities	1,615	13,171	25,445
Dividends and gains (losses) on equity investments	23,115	14,984	(567)
Warrant income	49,341	10,609	8,669
Other income	16,821	10,831	10,914
Total noninterest income	193,927	146,060	142,562
Noninterest expense:
Compensation	368,450	271,494	285,862
Occupancy	58,422	57,555	57,407
Leased equipment depreciation	35,755	28,865	24,016
Data processing	30,277	26,779	27,556
Insurance and assessments	17,365	22,625	16,404
Other professional services	21,492	19,917	17,803
Customer related expense	20,504	17,532	13,839
Intangible asset amortization	12,734	14,753	18,726
Loan expense	17,031	13,454	12,931
Acquisition, integration and reorganization costs	9,415	1,060	349
Foreclosed assets income, net	(213)	(17)	(3,555)
Goodwill impairment	—	1,470,000	—
Other expense	46,185	40,002	30,913
Total noninterest expense	637,417	1,984,019	502,251
Earnings (loss) before income taxes	822,334	(1,162,401)	632,940
Income tax expense	215,375	75,173	164,304
Net earnings (loss)	$606,959	$(1,237,574)	$468,636

Earnings (loss) per share:
Basic	$5.10	$(10.61)	$3.90
Diluted	$5.10	$(10.61)	$3.90
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net earnings (loss)	$606,959	$(1,237,574)	$468,636
Other comprehensive income (loss), net of tax:
Unrealized net holding (losses) gains on securities available-for-sale
arising during the year	(146,066)	142,696	143,019
Income tax benefit (expense) related to net unrealized holding gains
(losses) arising during the year	40,677	(39,335)	(40,058)
Unrealized net holding (losses) gains on securities available-for-sale,
net of tax	(105,389)	103,361	102,961
Reclassification adjustment for net gains included in net earnings (1)	(1,615)	(13,171)	(25,445)
Income tax expense related to reclassification adjustment	449	3,675	7,217
Reclassification adjustment for net gains included in
net earnings, net of tax	(1,166)	(9,496)	(18,228)
Other comprehensive income (loss), net of tax	(106,555)	93,865	84,733
Comprehensive income (loss)	$500,404	$(1,143,709)	$553,369
__________________________________
(1)    Entire amount recognized in "Gain on sale of securities" on the Consolidated Statements of Earnings (Loss).

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Dollars in thousands)
Balance, December 31, 2018	123,189,833	$1,251	$3,722,723	$1,182,674	$(74,985)	$(6,075)	$4,825,588
Cumulative effect of change in
accounting principles (1)	—	—	—	938	—	—	938
Net earnings	—	—	—	468,636	—	—	468,636
Other comprehensive income	—	—	—	—	—	84,733	84,733
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	798,248	8	26,807	—	—	—	26,815
Restricted stock surrendered	(218,531)				(8,449)		(8,449)
Common stock repurchased under
Stock Repurchase Program	(3,987,945)	(40)	(154,476)	—	—	—	(154,516)
Cash dividends paid:
Common stock, $2.40/share	—	—	(289,048)	—	—	—	(289,048)
Balance, December 31, 2019	119,781,605	1,219	3,306,006	1,652,248	(83,434)	78,658	4,954,697
Cumulative effect of change in
accounting principle (2)	—	—	—	(5,283)	—	—	(5,283)
Net loss	—	—	—	(1,237,574)	—	—	(1,237,574)
Other comprehensive income	—	—	—	—	—	93,865	93,865
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	800,537	8	24,355	—	—	—	24,363
Restricted stock surrendered	(213,578)	—	—	—	(5,369)	—	(5,369)
Common stock repurchased under
Stock Repurchase Program	(1,953,711)	(20)	(69,980)	—	—	—	(70,000)
Cash dividends paid:
Common stock, $1.35/share	—	—	(159,748)	—	—	—	(159,748)
Balance, December 31, 2020	118,414,853	1,207	3,100,633	409,391	(88,803)	172,523	3,594,951
Net earnings	—	—	—	606,959	—	—	606,959
Other comprehensive loss	—	—	—	—	—	(106,555)	(106,555)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	1,369,019	14	32,209	—	—	—	32,223
Restricted stock surrendered	(199,018)	—	—	—	(8,505)	—	(8,505)
Cash dividends paid:
Common stock, $1.00/share	—	—	(119,443)	—	—	—	(119,443)
Balance, December 31, 2021	119,584,854	$1,221	$3,013,399	$1,016,350	$(97,308)	$65,968	$3,999,630
________________________
(1)    Impact due to adoption on January 1, 2019 of ASU 2016-02, "Leases (Topic 842)," and the related amendments.
(2)    Impact due to adoption on January 1, 2020 of ASU 2016-13, "Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments," and the related amendments, commonly referred to as CECL.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$606,959	$(1,237,574)	$468,636
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	—	1,470,000	—
Depreciation and amortization	52,195	44,839	39,115
Amortization of net premiums on securities available-for-sale	44,197	16,311	13,962
Amortization of intangible assets	12,734	14,753	18,726
Amortization of operating lease ROU assets	30,406	29,432	29,393
Provision for credit losses	(162,000)	339,000	22,000
Gain on sale of foreclosed assets, net	(406)	(495)	(3,689)
Provision for losses on foreclosed assets	14	267	78
Gain on sale of loans and leases, net	(1,733)	(2,139)	(1,114)
Loss on sale of premises and equipment	74	346	599
Gain on sale of securities, net	(1,615)	(13,171)	(25,445)
Gain on BOLI death benefits	(491)	—	—
Unrealized (gain) loss on derivatives and foreign currencies, net	(1,134)	66	(228)
Earned stock compensation	32,223	24,363	26,815
(Increase) decrease in other assets	(97,181)	(105,749)	30,261
Decrease in accrued interest payable and other liabilities	(11,286)	(96,376)	(36,449)
Net cash provided by operating activities	502,956	483,873	582,660

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	3,757,122	—	—
Net increase in loans and leases	(3,925,829)	(463,643)	(1,005,478)
Proceeds from sales of loans and leases	144,550	128,138	102,573
Proceeds from maturities and paydowns of securities available-for-sale	847,472	439,473	325,863
Proceeds from sales of securities available-for-sale	367,348	173,425	1,584,860
Purchases of securities available-for-sale	(6,863,950)	(1,924,917)	(1,569,421)
Net redemptions (purchases) of Federal Home Loan Bank stock	—	23,674	(8,821)
Proceeds from sales of foreclosed assets	2,638	1,396	8,590
Purchases of premises and equipment, net	(17,262)	(12,529)	(15,104)
Proceeds from sales of premises and equipment	95	8	73
Proceeds from BOLI death benefits	4,143	761	555
Net increase in equipment leased to others under operating leases	(30,786)	(46,765)	(54,996)
Net cash used in investing activities	(5,714,459)	(1,680,979)	(631,306)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	3,726,157	1,952,116	(643,530)
Net increase in interest-bearing deposits	2,170,769	3,757,152	1,008,152
Net (decrease) increase in borrowings	(55,210)	(1,754,008)	387,894
Proceeds from subordinated notes offering, net	394,308	—	—
Common stock repurchased and restricted stock surrendered	(8,505)	(75,369)	(162,965)
Cash dividends paid, net	(119,443)	(159,748)	(289,048)
Net cash provided by financing activities	6,108,076	3,720,143	300,503
Net increase in cash and cash equivalents	896,573	2,523,037	251,857
Cash and cash equivalents, beginning of year	3,160,661	637,624	385,767
Cash and cash equivalents, end of year	$4,057,234	$3,160,661	$637,624

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$53,446	$99,605	$200,463
Cash paid for income taxes	136,015	114,235	123,533
Loans transferred to foreclosed assets	1,062	14,755	120
Transfers from loans held for investment to loans held for sale	25,554	—	25,124

Effective February 1, 2021, the Company acquired Civic
in a transaction summarized as follows:
Fair value of assets acquired	$307,997
Cash paid	(160,420)
Liabilities assumed	$147,577

Effective October 8, 2021, the Company acquired the HOA Business in a transaction summarized as follows:
Fair value of assets acquired	$4,362,893
Cash paid	(237,798)
Liabilities assumed	$4,125,095

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
The Bank is focused on relationship-based business banking to small, middle-market, and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 69 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank also offers venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovative hubs across the United States. The Bank also offers financing of business-purpose non-owner-occupied investor properties through Civic, a wholly-owned subsidiary. The Bank also provides a specialized suite of services for the HOA industry. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
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
(a) Accounting Standards Adopted in 2021
Effective January 1, 2021, the Company adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” which simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendment also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2021, the Company adopted ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” which clarifies that entities that apply the measurement alternative in ASC 321 should consider observable transactions that result in entities initially applying or discontinuing the use of the equity method of accounting under ASC 323. The guidance also clarifies that certain forward contracts and purchased options on equity securities that are not deemed to be in-substance common stock under ASC 323 or accounted for as derivatives under ASC 815 are in the scope of ASC 321. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Effective January 1, 2021, the Company adopted ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs” which clarifies the Company should reevaluate whether a callable debt security that has multiple call dates is within the scope of ASC 310-20-35-33 at each reporting period. ASC 310-20-35-33 requires that, to the extent the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess should be amortized to the earliest call date. As the Company’s accounting policy to amortize premiums on investments in callable debt securities to the earliest call date is consistent with the manner required by ASU 2020-08, the adoption of this standard had no impact on the Company’s consolidated financial statements.
In August 2021, the FASB issued ASU 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update)," to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The Company adopted Rule 33-10786 on January 1, 2021 on its effective date and it did not have a material impact on the Company’s consolidated financial statements. The Company also adopted Rule 33-10835 in conjunction with the completion of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The adoption of this disclosure guidance did not have a material impact on our consolidated financial statements.
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
(d) Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. On the consolidated statements of earnings (loss), new lines are presented for "Dividends and gains (losses) on equity investments" and "Warrant income," as those categories exceeded the disclosure materiality threshold in 2021, which previously had been included as part of "Other income." We realigned our other commercial subclasses by moving our cash flow subclass into the other lending subclass. All of the loan and allowance tables, both current period and prior periods, reflect these realignments. In our securities available-for-sale tables, we presented a new line for private label commercial MBS, which had previously been included with the asset-backed securities line. All of the securities available-for-sale tables, both current period and prior periods, reflect this new presentation.

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
Effective January 1, 2020, upon the adoption of ASU 2016-13, "Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments," debt securities available-for-sale are measured at fair value and are subject to impairment testing. A security is impaired if the fair value of the security is less than its amortized cost basis. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components (if any) of the fair value decline. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation allowance would be reduced, but not more than the amount of the current existing allowance for that security.
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
Purchased loans. Purchased loans are stated at the principal amount outstanding, net of unearned discounts or unamortized premiums. All loans acquired in our acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated to determine if they have experienced a more-than-insignificant deterioration in credit quality since origination or issuance as of the acquisition date and are classified as either (i) loans purchased without evidence of deteriorated credit quality (“non-PCD loans”), or (ii) loans purchased that have experienced a more-than-insignificant deterioration in credit quality, referred to as purchased credit deteriorated loans ("PCD loans”).
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
Individually Evaluated Loans and Leases. Loans and leases that do not share similar risk characteristics with other financial assets are individually evaluated for impairment and excluded from loan pools used within the collective evaluation of estimated credit losses. We defined the following criteria for what constitutes a “default,” which results in a loan no longer sharing similar risk characteristics with other loans, and therefore requires an individual evaluation for expected credit losses. The criteria for default may include any one of the following:
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
Between March 2020 and December 2021, the Company granted various commercial and consumer loan modifications to provide borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company elected to not apply TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act.
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
The loan portfolio is segmented into four loan segments, eight loan classes, and 18 loan pools (excluding Paycheck Protection Program loans, which are fully government guaranteed) based upon loan type that share similar default risk characteristics to calculate quantitative loss factors for each pool. Two of these loan pools have insignificant current balances and/or insignificant historical losses, thus, estimated losses are calculated using historical loss rates from the first quarter of 2009 to the current period rather than econometric regression modeling. For the remaining 16 loan pools, we estimate the PD during the reasonable and supportable forecast period using seven econometric regression models developed to correlate macroeconomic variables to historical credit performance (based on quarterly transition matrices for the economic cycle from 2009 to 2019, which include risk rating upgrades/downgrades and defaults).

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The loans and unfunded commitments are grouped into eight LGD pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the EAD of defaulted loans starting with the first quarter of 2009 to the current period. The PD and LGD rates are applied to the EAD at the loan or lease level based on contractual scheduled payments and estimated prepayments. We use our actual historical loan prepayment experience from 2009 to 2019, consistent with the economic cycle used for our PD regression models, to estimate future prepayments by loan pool. Loans and leases with outstanding balances less than or equal to $250,000, where it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement, remain in their respective pools and are assigned a 100% probability of default.
For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated over a 4-quarter time horizon using a single scenario economic forecast that is consistent with management's current expectations for the 16 loan pools. We use economic forecasts from Moody's Analytics in this process. The economic forecast is updated monthly; therefore, the forecast used for each quarter-end calculation is generally released a few weeks prior to quarter-end. If economic conditions as of the balance sheet date change materially, management would consider a qualitative adjustment. The key macroeconomic assumptions used in each of the seven PD regression models include two or three of the following economic indicators: Real GDP, unemployment rates, CRE Price Index, the BBB corporate spread, nominal disposable income, and CPI.
The quantitative CECL model applies the projected rates based on the economic forecasts for the 4-quarter reasonable and supportable forecast horizon to EAD to estimate defaulted loans. During this forecast horizon, prepayment rates during a historical period that exhibits economic conditions most similar to the economic forecast are used to estimate EAD. If no historical period from the 2009 to 2019 economic cycle exhibits economic conditions that are similar to the economic forecast, management uses its best estimate of prepayments expected over the reasonable and supportable forecast period which may, in some circumstances, be the average of all historical prepayment experience. Historical LGD rates are applied to estimated defaulted loans to determine estimated credit losses. We then use a 2-quarter reversion period to revert on a straight-line basis from the PD, LGD, and prepayment rates used during the reasonable and supportable forecast period to the Company’s historical PD, LGD, and prepayment experience. Subsequent to the reversion period for the remaining contractual life of loans and leases, the PD, LGD, and prepayment rates are based on historical experience during the economic cycle from 2009 to 2019. PD regression models and prepayment rates are updated on an annual basis. During the annual model performance assessment for 2021, we considered updating the prepayment rates and PD models with 2020 data, however, we elected not to include historical data from 2020 to assess the quantitative expected credit losses because we believe 2020 did not represent normal economic behavior considering the changes in macroeconomic variables and the significant levels of government relief programs. As such, we continued to use the most recent and complete economic cycle from 2009 to 2019 to assess quantitative expected credit losses. LGD rates are updated every quarter to reflect current charge-off activity.
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
We estimate the reserve for unfunded loan commitments using the same PD, LGD, and prepayment rates for the quantitative credit losses and qualitative loss factors as used for the allowance for loan and lease losses. The EAD for the reserve for unfunded loan commitments is computed using expected future utilization rates of the unfunded commitments during the contractual life of the commitments based on historical usage by loan pool from 2015 to 2020. The utilization rates are updated on an annual basis.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
(n) Operating Leases
As of December 31, 2021, the Company only had operating leases related to our leased facilities. The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease ROU assets and operating lease liabilities, which are reported in "Other assets" and "Accrued interest payable and other liabilities" on the Company's consolidated balance sheets. The Company made a policy election to apply the short-term lease exemption to any operating leases with an original term of less than 12 months, therefore no ROU asset or lease liability is recorded for these operating leases. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(p) Derivative Instruments
The Company uses derivatives to manage exposure to market risk, primarily foreign currency risk and interest rate risk, and to assist customers with their risk management objectives. The Company uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities. As of December 31, 2021, all of our derivatives were held for risk management purposes and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These derivatives provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received on assets and liabilities denominated in foreign currencies as the result of changes to exchange rates. Our foreign currency derivatives are carried at fair value and recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in "Noninterest income - other" in the consolidated statements of earnings (loss).
The Bank offers interest rate swap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable-rate loans. When such products are issued, we also enter into an offsetting swap with institutional counterparties to eliminate the interest rate risk to us. These back-to-back swap agreements, which generate fee income for us, are intended to offset each other. We retain the credit risk of the original loan. The net cash flow for us is equal to the interest income received from a variable rate loan originated with the client plus a fee. These swaps are not designated as accounting hedges and are recorded at fair value in "Other assets" and "Accrued interest payable and other liabilities" in the consolidated balance sheets. The changes in fair value are recorded in "Noninterest income - other" in the consolidated statements of earnings (loss).
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
(t) Business Segments
We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent. As of December 31, 2021 and since December 31, 2015, we have operated as one reportable segment. Civic, which we acquired on February 1, 2021, is an operating segment, however, it does not meet the quantitative thresholds for disclosure as a reportable segment. The factors considered in making this determination include the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the discrete financial information reviewed by our key decision makers. Through our network of banking offices nationwide, our entire operations provide relationship-based banking products, services and solutions for small to mid-sized companies, entrepreneurial and venture-backed businesses, venture capital and private equity investors, real estate investors, professionals and other individuals. Our products and services include commercial real estate, multi-family, commercial business, construction and land, consumer and government-guaranteed small business loans, business and personal deposit products, HOA services, and treasury cash management services.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(u) Recently Issued Accounting Standards

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2020-04, "Reference Rate Reform (Topic 848)" and ASU 2021-01, “Reference Rate Reform (Topic 848): Scope)"	This standard provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other agreements affected by the anticipated transition away from LIBOR toward new interest reference rates. For agreements that are modified because of reference rate reform and that meet certain scope guidance: (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. Additionally, the amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU 2020-04 is effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. ASU 2021-01 is also effective immediately. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021 and up to December 31, 2022.
Effective upon the issuance date of March 12, 2020, and once adopted, will apply to contract modifications made and hedging relationships entered into on or before December 31, 2022.
The Company has established a cross-functional project team and implementation plan to facilitate the LIBOR transition.
As of December 31, 2021, the Company permanently ceased originating any new loans or entering into any transaction that would increase its LIBOR-based exposure. For all new variable-rate and hybrid loans, the Company primarily offers Prime and SOFR as the variable-rate index, but may consider alternate rates such as the American Interbank Offered Rate (“Ameribor”) and others based on market conditions and/or the type of loan or financial instrument.
The Company has completed its readiness efforts to identify loans and other financial instruments that are impacted by the discontinuance of LIBOR. The Company has also completed its review for fallback language contained in contracts for LIBOR-based loans and other financial instruments and has begun to execute a transition plan to amend those legacy contracts maturing after June 30, 2023 that do not have or have inadequate fallback language by adding fallback language or to convert the base rate of the contract to a SOFR-based rate or another rate or index offered by the Company.
The Company will also continue to assess impacts to its operations, financial models, data and technology as part of our transition plan. The Company is currently evaluating the impact of this Update on its consolidated financial statements but does not expect it to have a material impact.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
This standard requires that an entity (acquirer) recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At acquisition date, an acquirer should account for the related revenue contracts with customers in accordance with Topic 606 as if it had originated the contracts. The acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception or contract modification to determine what should be recorded at the acquisition date. The amendments improve comparability by providing consistent recognition and measurement guidance for revenue contracts with customers whether they are acquired and not acquired in a business combination. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Additionally, early adoption is permitted.

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 2. ACQUISITIONS
The following assets acquired and liabilities assumed, both tangible and intangible, of the acquired entity are presented at estimated fair value as of the acquisition date:

	Acquisition and	Acquisition and
	Date Acquired	Date Acquired
	Homeowners	Civic
	Association	Financial
	Services Division of	Services,
	MUFG Union Bank	LLC
	October 8, 2021	February 1, 2021
	(In thousands)
Assets Acquired:
Cash and due from banks	$4,118,009	$37,331
Loans and leases	6,486	67,294
Premises and equipment	331	1,197
Goodwill	201,618	125,448
Core deposit and customer relationship intangibles	33,300	750
Other assets	3,149	75,977
Total assets acquired	$4,362,893	$307,997

Liabilities Assumed:
Noninterest-bearing demand deposits	$1,585,810	$37,339
Interest-bearing deposits	2,536,965	—
Total deposits	4,122,775	37,339
Borrowings	—	50,210
Accrued interest payable and other liabilities	2,320	60,028
Total liabilities assumed	$4,125,095	$147,577

Total consideration - paid in cash	$237,798	$160,420
Acquisition of Civic
On February 1, 2021, the Bank completed the acquisition of Civic in an all-cash transaction. Civic, located in Redondo Beach, California, is one of the leading lenders in the United States specializing in business-purpose residential non-owner-occupied investment properties. The acquisition of Civic advances the Bank’s strategy to diversify and expand its lending portfolio, diversify its revenue streams, and deploy excess liquidity into higher-yielding assets. Civic operates as a subsidiary of the Bank.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Acquisition of HOA Business
On October 8, 2021, the Bank completed the acquisition of the HOA Business in an all-cash transaction. The HOA Business is a long-time provider of specialized HOA banking services to a national base of community HOA management companies and their homeowners associations. This acquisition significantly expanded the Bank’s existing HOA banking practice, which provides lockbox, electronic receivables processing and other financial services to HOA management companies. This acquisition advanced the Bank’s strategy to expand its product offerings to its customers and to diversify its revenue and funding sources.
The Bank paid cash consideration of $237.8 million, which represented the aggregate of a 5.9% deposit premium and the net book value of certain acquired assets and assumed liabilities. The HOA Business acquisition has been accounted for under the acquisition method of accounting. We acquired $4.4 billion of assets and assumed $4.1 billion of liabilities upon closing of the acquisition. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The application of the acquisition method of accounting resulted in the recognition of goodwill of $201.6 million. All of the recognized goodwill is expected to be deductible for tax purposes.
NOTE 3. RESTRICTED CASH BALANCES
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the year ended December 31, 2021 and 2020 were $0 and $41.3 million. As of December 31, 2021 and 2020, we pledged cash collateral for our derivative contracts of $2.0 million and $2.9 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 4.  INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	December 31,
	2021				2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$2,921,993	$8,866	$(32,649)	$2,898,210	$329,488	$12,483	$(897)	$341,074
Municipal securities	2,248,749	75,192	(7,973)	2,315,968	1,438,004	93,631	(18)	1,531,617
Agency commercial MBS	1,660,516	37,664	(9,213)	1,688,967	1,207,676	74,238	(37)	1,281,877
Agency residential CMOs	1,021,716	22,288	(5,870)	1,038,134	1,172,166	47,994	(280)	1,219,880
U.S. Treasury securities	973,555	1,641	(8,298)	966,898	4,989	313	—	5,302
Corporate debt securities	514,077	13,774	(757)	527,094	308,803	3,490	(404)	311,889
Private label commercial MBS	453,314	147	(3,244)	450,217	81,878	1,089	(10)	82,957
Collateralized loan obligations	385,410	396	(444)	385,362	136,777	23	(924)	135,876
Private label residential CMOs	265,851	1,857	(3,291)	264,417	110,891	6,076	(21)	116,946
Asset-backed securities	129,387	484	(324)	129,547	166,861	445	(760)	166,546
SBA securities	28,950	726	(32)	29,644	39,437	2,217	(27)	41,627
Total	$10,603,518	$163,035	$(72,095)	$10,694,458	$4,996,970	$241,999	$(3,378)	$5,235,591
See Note 15. Fair Value Measurements for information on fair value measurements and methodology.
As of December 31, 2021, securities available‑for‑sale with a fair value of $532.4 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the years indicated:

	Year Ended December 31,
Sales of Securities Available-for-Sale	2021	2020	2019
	(In thousands)
Amortized cost of securities sold	$365,733	$160,254	$1,559,415

Gross realized gains	$1,680	$13,222	$29,584
Gross realized losses	(65)	(51)	(4,139)
Net realized gains	$1,615	$13,171	$25,445

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$2,502,536	$(31,670)	$57,329	$(979)	$2,559,865	$(32,649)
Municipal securities	505,080	(6,965)	29,726	(1,008)	534,806	(7,973)
Agency commercial MBS	440,938	(5,066)	106,745	(4,147)	547,683	(9,213)
Agency residential CMOs	216,445	(3,757)	67,340	(2,113)	283,785	(5,870)
U.S. Treasury securities	628,767	(8,298)	—	—	628,767	(8,298)
Corporate debt securities	32,761	(757)	—	—	32,761	(757)
Private label commercial MBS	397,619	(3,244)	—	—	397,619	(3,244)
Collateralized loan obligations	137,619	(374)	43,730	(70)	181,349	(444)
Private label residential CMOs	201,988	(3,291)	—	—	201,988	(3,291)
Asset-backed securities	38,742	(137)	15,762	(187)	54,504	(324)
SBA securities	—	—	1,864	(31)	1,864	(32)
Total	$5,102,495	$(63,559)	$322,496	$(8,535)	$5,424,991	$(72,095)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$90,722	$(897)	$—	$—	$90,722	$(897)
Municipal securities	5,919	(18)	—	—	5,919	(18)
Agency commercial MBS	58,408	(37)	—	—	58,408	(37)
Agency residential CMOs	97,863	(280)	—	—	97,863	(280)
Corporate debt securities	87,596	(404)	—	—	87,596	(404)
Private label commercial MBS	3,058	(10)	—	—	3,058	(10)
Collateralized loan obligations	96,442	(729)	28,972	(195)	125,414	(924)
Private label residential CMOs	788	(19)	74	(2)	862	(21)
Asset-backed securities	14,636	(53)	61,031	(707)	75,667	(760)
SBA securities	2,127	(27)	—	—	2,127	(27)
Total	$457,559	$(2,474)	$90,077	$(904)	$547,636	$(3,378)
The securities that were in an unrealized loss position at December 31, 2021, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated.

	December 31, 2021
	Amortized	Fair
Maturity	Cost	Value
	(In thousands)
Due in one year or less	$54,301	$54,685
Due after one year through five years	635,456	662,377
Due after five years through ten years	3,526,824	3,544,687
Due after ten years	6,386,937	6,432,709
Total securities available-for-sale	$10,603,518	$10,694,458
MBS and CMOs have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
FHLB Stock
In connection with outstanding FHLB advances, the Bank owned FHLB stock carried at cost of $17.3 million at December 31, 2021 and 2020. At December 31, 2021 and 2020, the Bank was required to own FHLB stock equal to a percentage of outstanding FHLB advances. We evaluated the carrying value of our FHLB stock investment at December 31, 2021 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Taxable interest	$118,561	$80,426	$85,968
Non-taxable interest	33,916	24,771	27,955
Dividend income	991	1,573	1,646
Total interest income on investment securities	$153,468	$106,770	$115,569

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 5.  LOANS AND LEASES
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	December 31,
	2021	2020
	(In thousands)
Real estate mortgage	$11,189,278	$7,905,193
Real estate construction and land	3,491,340	3,393,145
Commercial	7,888,068	7,534,801
Consumer	457,622	320,218
Total gross loans and leases held for investment	23,026,308	19,153,357
Deferred fees, net	(84,760)	(69,980)
Total loans and leases held for investment, net of deferred fees	22,941,548	19,083,377
Allowance for loan and lease losses	(200,564)	(348,181)
Total loans and leases held for investment, net (1)	$22,740,984	$18,735,196
____________________
(1)    Excludes accrued interest receivable of $80.3 million and $79.7 million at December 31, 2021 and December 31, 2019, respectively, which is recorded in "Other assets" on the consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31, 2021
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$5,307	$2,236	$7,543	$3,754,756	$3,762,299
Income producing and other residential	40,505	9,666	50,171	7,366,250	7,416,421
Total real estate mortgage	45,812	11,902	57,714	11,121,006	11,178,720
Real estate construction and land:
Commercial	—	—	—	832,591	832,591
Residential	7,271	2,223	9,494	2,595,042	2,604,536
Total real estate construction and land	7,271	2,223	9,494	3,427,633	3,437,127
Commercial:
Asset-based	—	464	464	4,075,013	4,075,477
Venture capital	—	—	—	2,320,593	2,320,593
Other commercial	955	3,601	4,556	1,467,425	1,471,981
Total commercial	955	4,065	5,020	7,863,031	7,868,051
Consumer	1,004	276	1,280	456,370	457,650
Total	$55,042	$18,466	$73,508	$22,868,040	$22,941,548

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2020
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$6,750	$29,145	$35,895	$4,060,776	$4,096,671
Income producing and other residential	600	373	973	3,802,292	3,803,265
Total real estate mortgage	7,350	29,518	36,868	7,863,068	7,899,936
Real estate construction and land:
Commercial	—	—	—	1,117,121	1,117,121
Residential	759	—	759	2,242,401	2,243,160
Total real estate construction and land	759	—	759	3,359,522	3,360,281
Commercial:
Asset-based	—	2,128	2,128	3,427,155	3,429,283
Venture capital	540	—	540	1,697,968	1,698,508
Other commercial	2,323	4,766	7,089	2,368,025	2,375,114
Total commercial	2,863	6,894	9,757	7,493,148	7,502,905
Consumer	1,260	111	1,371	318,884	320,255
Total	$12,232	$36,523	$48,755	$19,034,622	$19,083,377
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31,
	2021			2020
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$27,540	$3,734,759	$3,762,299	$43,731	$4,052,940	$4,096,671
Income producing and other residential	12,292	7,404,129	7,416,421	1,826	3,801,439	3,803,265
Total real estate mortgage	39,832	11,138,888	11,178,720	45,557	7,854,379	7,899,936
Real estate construction and land:
Commercial	—	832,591	832,591	315	1,116,806	1,117,121
Residential	4,715	2,599,821	2,604,536	—	2,243,160	2,243,160
Total real estate construction and land	4,715	3,432,412	3,437,127	315	3,359,966	3,360,281
Commercial:
Asset-based	1,464	4,074,013	4,075,477	2,679	3,426,604	3,429,283
Venture capital	2,799	2,317,794	2,320,593	1,980	1,696,528	1,698,508
Other commercial	11,950	1,460,031	1,471,981	40,243	2,334,871	2,375,114
Total commercial	16,213	7,851,838	7,868,051	44,902	7,458,003	7,502,905
Consumer	414	457,236	457,650	389	319,866	320,255
Total	$61,174	$22,880,374	$22,941,548	$91,163	$18,992,214	$19,083,377
The amount of interest income that would have been recorded on nonaccrual loans and leases at December 31, 2021 and 2020 had such loans and leases been current in accordance with their original terms was $4.9 million and $7.5 million for 2021 and 2020.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At December 31, 2021, nonaccrual loans and leases included $18.5 million of loans and leases 90 or more days past due, $6.3 million of loans 30 to 89 days past due and $36.4 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2020, nonaccrual loans and leases included $36.5 million of loans and leases 90 or more days past due, $3.4 million of loans 30 to 89 days past due and $51.3 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of December 31, 2021, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $14.2 million and represented 23% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	December 31, 2021
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$62,206	$191,809	$3,508,284	$3,762,299
Income producing and other residential	17,700	19,848	7,378,873	7,416,421
Total real estate mortgage	79,906	211,657	10,887,157	11,178,720
Real estate construction and land:
Commercial	—	67,727	764,864	832,591
Residential	4,715	1,720	2,598,101	2,604,536
Total real estate construction and land	4,715	69,447	3,362,965	3,437,127
Commercial:
Asset-based	4,591	78,305	3,992,581	4,075,477
Venture capital	4,794	14,833	2,300,966	2,320,593
Other commercial	21,659	15,528	1,434,794	1,471,981
Total commercial	31,044	108,666	7,728,341	7,868,051
Consumer	439	1,841	455,370	457,650
Total	$116,104	$391,611	$22,433,833	$22,941,548

	December 31, 2020
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$91,543	$262,462	$3,742,666	$4,096,671
Income producing and other residential	8,767	61,384	3,733,114	3,803,265
Total real estate mortgage	100,310	323,846	7,475,780	7,899,936
Real estate construction and land:
Commercial	42,558	107,592	966,971	1,117,121
Residential	—	759	2,242,401	2,243,160
Total real estate construction and land	42,558	108,351	3,209,372	3,360,281
Commercial:
Asset-based	27,867	153,301	3,248,115	3,429,283
Venture capital	6,508	118,125	1,573,875	1,698,508
Other commercial	87,557	14,930	2,272,627	2,375,114
Total commercial	121,932	286,356	7,094,617	7,502,905
Consumer	462	2,732	317,061	320,255
Total	$265,262	$721,285	$18,096,830	$19,083,377

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the year indicated:

	At and For the Year Ended		At and For the Year Ended
	December 31, 2021		December 31, 2020
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$70	$—	$78	$—
Income producing and other residential	3,555	—	1,260	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	616	—	—	—
Commercial:
Asset based	1,000	—	2,128	—
Venture capital	2,799	—	1,980	—
Other commercial	1,081	—	2,438	—
Consumer	19	—	389	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$27,470	$596	$43,653	$524
Income producing and other residential	8,737	—	566	—
Real estate construction and land:
Commercial	—	—	315	—
Residential	4,099	—	—	—
Commercial:
Asset based	464	—	551	—
Venture capital	—	—	—	—
Other commercial	10,869	169	37,805	5,052
Consumer	395	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$39,832	$596	$45,557	$524
Real estate construction and land	4,715	—	315	—
Commercial	16,213	169	44,902	5,052
Consumer	414	—	389	—
Total	$61,174	$765	$91,163	$5,576

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the date indicated:

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
December 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$561	$9,148	$32,304	$8,289	$6,248	$33,493	$3	$—	$90,046
3-4 Pass	499,626	531,989	321,728	578,436	489,727	932,950	51,805	11,977	3,418,238
5 Special mention	—	4,811	63,381	76,372	6,533	40,712	—	—	191,809
6-8 Classified	—	488	17,037	5,340	6,278	33,063	—	—	62,206
Total	$500,187	$546,436	$434,450	$668,437	$508,786	$1,040,218	$51,808	$11,977	$3,762,299
Current YTD period:
Gross charge-offs	$—	$—	$189	$168	$344	$264	$—	$—	$965
Gross recoveries	—	—	—	—	(8)	(6,073)	—	—	(6,081)
Net	$—	$—	$189	$168	$336	$(5,809)	$—	$—	$(5,116)

Real Estate Mortgage:
Income Producing and
Other Residential
Internal risk rating:
1-2 High pass	$95,016	$29,339	$57,874	$47,688	$11,776	$16,703	$28,115	$—	$286,511
3-4 Pass	4,405,055	623,207	573,718	616,515	547,531	234,525	91,655	156	7,092,362
5 Special mention	2,871	3,810	13,007	—	—	—	160	—	19,848
6-8 Classified	5,161	5,217	—	3,323	304	3,424	—	271	17,700
Total	$4,508,103	$661,573	$644,599	$667,526	$559,611	$254,652	$119,930	$427	$7,416,421
Current YTD period:
Gross charge-offs	$28	$80	$—	$—	$—	$55	$—	$—	$163
Gross recoveries	(28)	—	—	—	—	(357)	—	(301)	(686)
Net	$—	$80	$—	$—	$—	$(302)	$—	$(301)	$(523)

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	96,108	96,448	386,832	152,444	720	14,122	18,190	—	764,864
5 Special mention	—	—	—	—	67,727	—	—	—	67,727
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$96,108	$96,448	$386,832	$152,444	$68,447	$14,122	$18,190	$—	$832,591
Current YTD period:
Gross charge-offs	$—	$—	$—	$775	$—	$—	$—	$—	$775
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$775	$—	$—	$—	$—	$775

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
December 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	849,188	672,864	851,127	163,950	17,526	3,970	28,804	10,672	2,598,101
5 Special mention	276	1,185	—	—	259	—	—	—	1,720
6-8 Classified	849	3,278	588	—	—	—	—	—	4,715
Total	$850,313	$677,327	$851,715	$163,950	$17,785	$3,970	$28,804	$10,672	$2,604,536
Current YTD period:
Gross charge-offs	$7	$—	$—	$—	$—	$—	$—	$—	$7
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$7	$—	$—	$—	$—	$—	$—	$—	$7

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$138,836	$72,725	$178,291	$123,947	$71,940	$188,411	$706,656	$50,495	$1,531,301
3-4 Pass	242,209	71,930	59,748	45,375	8,350	34,833	1,992,677	6,158	2,461,280
5 Special mention	—	—	48,796	13,138	—	—	12,393	3,978	78,305
6-8 Classified	—	—	—	—	—	464	4,027	100	4,591
Total	$381,045	$144,655	$286,835	$182,460	$80,290	$223,708	$2,715,753	$60,731	$4,075,477
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$232	$232
Gross recoveries	—	—	—	—	—	(691)	(28)	—	(719)
Net	$—	$—	$—	$—	$—	$(691)	$(28)	$232	$(487)

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass (1)	$—	$1,999	$—	$—	$(4)	$14	$228,820	$—	$230,829
3-4 Pass	229,567	58,283	46,007	7,241	1,614	4,166	1,715,057	8,202	2,070,137
5 Special mention	8,980	2,778	499	—	—	2,593	(17)	—	14,833
6-8 Classified	500	—	—	2,000	—	—	(6)	2,300	4,794
Total	$239,047	$63,060	$46,506	$9,241	$1,610	$6,773	$1,943,854	$10,502	$2,320,593
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$620	$—	$—	$620
Gross recoveries	—	—	(127)	(37)	(158)	(82)	—	—	(404)
Net	$—	$—	$(127)	$(37)	$(158)	$538	$—	$—	$216
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
December 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass (1)	$134,825	$22,556	$261	$4	$246	$(50)	$18,206	$693	$176,741
3-4 Pass	286,281	73,328	77,487	67,591	46,939	89,408	607,197	9,822	1,258,053
5 Special mention	—	291	1	2,088	115	11,911	1,061	61	15,528
6-8 Classified	53	1	395	(3)	223	4,212	15,731	1,047	21,659
Total	$421,159	$96,176	$78,144	$69,680	$47,523	$105,481	$642,195	$11,623	$1,471,981
Current YTD period:
Gross charge-offs	$1,992	$—	$122	$47	$139	$797	$985	$2,364	$6,446
Gross recoveries	—	—	(42)	—	(268)	(4,076)	(57)	(145)	(4,588)
Net	$1,992	$—	$80	$47	$(129)	$(3,279)	$928	$2,219	$1,858

Consumer
Internal risk rating:
1-2 High pass	$36	$11	$—	$5	$4	$—	$646	$—	$702
3-4 Pass	261,678	24,195	73,860	35,623	21,707	31,916	5,689	—	454,668
5 Special mention	797	363	496	—	50	135	—	—	1,841
6-8 Classified	—	22	123	111	21	143	—	19	439
Total	$262,511	$24,591	$74,479	$35,739	$21,782	$32,194	$6,335	$19	$457,650
Current YTD period:
Gross charge-offs	$—	$185	$654	$156	$270	$188	$—	$54	$1,507
Gross recoveries	—	—	—	(27)	(13)	(79)	(1)	—	(120)
Net	$—	$185	$654	$129	$257	$109	$(1)	$54	$1,387

Total Loans and Leases
Internal risk rating:
1-2 High pass	$369,274	$135,778	$268,730	$179,933	$90,210	$238,571	$982,446	$51,188	$2,316,130
3-4 Pass	6,869,712	2,152,244	2,390,507	1,667,175	1,134,114	1,345,890	4,511,074	46,987	20,117,703
5 Special mention	12,924	13,238	126,180	91,598	74,684	55,351	13,597	4,039	391,611
6-8 Classified	6,563	9,006	18,143	10,771	6,826	41,306	19,752	3,737	116,104
Total	$7,258,473	$2,310,266	$2,803,560	$1,949,477	$1,305,834	$1,681,118	$5,526,869	$105,951	$22,941,548
Current YTD period:
Gross charge-offs	$2,027	$265	$965	$1,146	$753	$1,924	$985	$2,650	$10,715
Gross recoveries	(28)	—	(169)	(64)	(447)	(11,358)	(86)	(446)	(12,598)
Net	$1,999	$265	$796	$1,082	$306	$(9,434)	$899	$2,204	$(1,883)
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
TDRs are a result of rate reductions, term extensions, fee concessions, transfers to foreclosed assets, discounted loan payoffs, and debt forgiveness, or a combination thereof. Between March 2020 and December 2021, the Company granted various commercial and consumer loan modifications to provide borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, the Company elected to not apply TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act. The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the years indicated:

				Troubled Debt Restructurings
	Troubled Debt Restructurings			That Subsequently Defaulted(1)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number
	of	Recorded	Recorded	of	Recorded
	Loans	Investment	Investment	Loans	Investment(1)
	(Dollars In thousands)
Year Ended December 31, 2021
Real estate mortgage:
Commercial	2	$647	$—	—	$—
Income producing and other residential	6	802	802	—	—
Real estate construction and land:
Residential	1	208	208	—	—
Commercial:
Asset-based	2	1,987	1,987	1	464
Venture capital	5	4,502	2,529	—	—
Other commercial	40	48,760	30,786	3	2,066
Consumer	1	20	20	—	—
Total	57	$56,926	$36,332	4	$2,530
Year Ended December 31, 2020
Real estate mortgage:
Commercial	12	$17,201	$4,222	1	$412
Income producing and other residential	9	1,816	1,816	—	—
Commercial:
Asset-based	8	17,008	1,741	—	—
Venture capital	2	2,047	2,047	—	—
Other commercial	37	41,906	27,403	1	92
Consumer	3	212	212	—	—
Total	71	$80,190	$37,441	2	$504
Year Ended December 31, 2019
Real estate mortgage:
Commercial	3	$121	$—	—	$—
Income producing and other residential	9	1,591	1,591	1	254
Commercial:
Asset-based	5	3,082	3,082	—	—
Venture capital	14	19,017	19,155	—	—
Other commercial	20	3,835	3,835	4	154
Total	51	$27,646	$27,663	5	$408
_________________________
(1)     The population of defaulted TDRs for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the year ended December 31, 2021, the population of defaulted TDRs includes only those loans restructured after December 31, 2020. The table excludes defaulted TDRs in those classes for which the recorded investment was zero at the end of the period.
At December 31, 2021 and 2020, we had unfunded commitments related to TDRs of $2.0 million and $0.9 million.

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
The following table provides the components of leases receivable income for the period indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$8,976	$8,049	$11,061
The following table presents the components of leases receivable as of the date indicated:

	December 31,
	2021	2020
	(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$190,025	$158,740
Unguaranteed residual assets	21,487	19,303
Deferred costs and other	1,373	996
Aggregate net investment in leases	$212,885	$179,039
The following table presents maturities of leases receivable as of the date indicated:

December 31, 2021
(In thousands)
Year Ending December 31,
2022	$54,831
2023	46,499
2024	42,154
2025	25,653
2026	17,829
Thereafter	26,423
Total undiscounted cash flows	213,389
Less: Unearned income	(23,364)
Present value of lease payments	$190,025

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the years indicated:

	Year Ended December 31, 2021
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of year	$138,342	$78,356	$126,403	$5,080	$348,181
Charge-offs	(1,128)	(782)	(7,298)	(1,507)	(10,715)
Recoveries	6,767	—	5,711	120	12,598
Net recoveries (charge-offs)	5,639	(782)	(1,587)	(1,387)	1,883
Provision	(45,928)	(32,495)	(76,098)	5,021	(149,500)
Balance, end of year	$98,053	$45,079	$48,718	$8,714	$200,564

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$161	$—	$2,433	$—	$2,594
Collectively evaluated	$97,892	$45,079	$46,285	$8,714	$197,970

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$37,030	$10,043	$31,317	$—	$78,390
Collectively evaluated	11,141,690	3,427,084	7,836,734	457,650	22,863,158
Ending balance	$11,178,720	$3,437,127	$7,868,051	$457,650	$22,941,548

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
The allowance for loan and lease losses decreased by $147.6 million in 2021 due primarily to a provision benefit for loan and lease losses of $149.5 million. The lower provision for loan and lease losses in 2021 was primarily a result of improvement in both macroeconomic forecast variables and loan portfolio credit quality metrics.
We actively participated in both rounds of the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act during 2020 and 2021, originating $1.65 billion of such loans. As of December 31, 2021, PPP loans totaled $156.7 million, net of deferred fees. The loans have two or five year terms, are fully guaranteed by the SBA, and do not carry an allowance.
A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following date:

	December 31,
	2021			2020
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)			(In thousands)
Real estate mortgage	$30,817	$—	$30,817	$43,656	$—	$43,656
Real estate construction and land	10,421	—	10,421	1,766	—	1,766
Commercial	—	7,586	7,586	—	31,100	31,100
Total	$41,238	$7,586	$48,824	$45,422	$31,100	$76,522

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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the years indicated:

	Year Ended December 31, 2021
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year	$348,181	$85,571	$433,752
Charge-offs	(10,715)	—	(10,715)
Recoveries	12,598	—	12,598
Net recoveries	1,883	—	1,883
Provision	(149,500)	(12,500)	(162,000)
Balance, end of year	$200,564	$73,071	$273,635

	Year Ended December 31, 2020
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year	$138,785	$35,861	$174,646
Cumulative effect of change in accounting
principle - CECL	3,617	3,710	7,327
Balance, January 1, 2020	142,402	39,571	181,973
Charge-offs	(93,589)	—	(93,589)
Recoveries	6,368	—	6,368
Net charge-offs	(87,221)	—	(87,221)
Provision	293,000	46,000	339,000
Balance, end of year	$348,181	$85,571	$433,752

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 6.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets as of the dates indicated:

	December 31,
Property Type	2021	2020
	(In thousands)
Commercial real estate	$12,594	$12,979
Construction and land development	—	219
Total other real estate owned, net	12,594	13,198
Other foreclosed assets	249	829
Total foreclosed assets, net	$12,843	$14,027
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the years indicated:

	Year Ended December 31,
Foreclosed Assets	2021	2020	2019
	(In thousands)
Balance, beginning of year	$14,027	$440	$5,299
Transfers to foreclosed assets from loans	1,062	14,755	120
Provision for losses	(14)	(267)	(78)
Reductions related to sales	(2,232)	(901)	(4,901)
Balance, end of year	$12,843	$14,027	$440
The following table presents the changes in the foreclosed assets valuation allowance for the years indicated:

	Year Ended December 31,
Foreclosed Assets Valuation Allowance	2021	2020	2019
	(In thousands)
Balance, beginning of year	$354	$87	$88
Provision for losses	14	267	78
Reductions related to sales	(176)	—	(79)
Balance, end of year	$192	$354	$87

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 7.  PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2021	2020
	(In thousands)
Land	$1,243	$1,243
Buildings	9,488	8,459
Furniture, fixtures and equipment	50,509	50,892
Leasehold improvements	66,143	60,622
Other assets	6,882	—
Premises and equipment, gross	134,265	121,216
Less: accumulated depreciation and amortization	(87,525)	(81,982)
Premises and equipment, net	$46,740	$39,234
Depreciation and amortization expense was $11.1 million, $11.5 million, and $10.5 million for the years ended December 31, 2021, 2020, and 2019.
NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
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
We performed our annual goodwill impairment testing in the fourth quarter of 2021. We evaluated the carrying value of our goodwill and determined that it was not impaired. The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2019	$2,548,670
Impairment	(1,470,000)
Balance, December 31, 2020	1,078,670
Addition from the Civic acquisition	125,448
Addition from the HOA Business acquisition	201,618
Balance, December 31, 2021	$1,405,736

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of year	$109,646	$117,573	$119,497
Addition from the Civic acquisition	750	—	—
Addition from the HOA Business acquisition	33,300	—	—
Fully amortized portion	(9,846)	(7,927)	(1,924)
Balance, end of year	133,850	109,646	117,573
Accumulated Amortization:
Balance, beginning of year	(86,005)	(79,179)	(62,377)
Amortization expense	(12,734)	(14,753)	(18,726)
Fully amortized portion	9,846	7,927	1,924
Balance, end of year	(88,893)	(86,005)	(79,179)
Net CDI and CRI, end of year	$44,957	$23,641	$38,394
The following table presents the estimated aggregate future amortization expense for our current intangible assets as of the date indicated:

December 31, 2021
(In thousands)
Year Ending December 31,
2022	$13,575
2023	9,085
2024	6,404
2025	4,087
2026	3,482
Thereafter	8,324
Net CDI and CRI	$44,957

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 9.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	December 31,
Other Assets	2021	2020
	(In thousands)
LIHTC investments	$297,746	$213,034
Cash surrender value of BOLI	203,836	203,031
Operating lease ROU assets, net (1)	123,225	119,787
Interest receivable	120,329	101,596
Equity investments without readily determinable fair values	62,975	34,304
SBIC investments	46,861	32,327
Taxes receivable	36,011	59,565
Equity investments with readily determinable fair values	28,578	6,147
Prepaid expenses	27,632	22,999
Equity warrants (2)	3,555	4,520
Other receivables/assets	133,244	63,016
Total other assets	$1,083,992	$860,326
____________________
(1)    See Note 10. Leases for further details regarding the operating lease ROU assets.
(2)    See Note 13. Derivatives for information regarding equity warrants.

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
NOTE 10. LEASES
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
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our consolidated statements of earnings (loss). The following table presents the components of lease expense for the period indicated:

	Year Ended December 31,
	2021	2020
	(In thousands)
Operating lease expense:
Fixed costs	$34,541	$34,393
Variable costs	59	51
Short-term lease costs	1,347	385
Sublease income	(4,474)	(4,171)
Net lease expense	$31,473	$30,658
The following table presents supplemental cash flow information related to leases for the period indicated:

	Year Ended December 31,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,212	$33,889
ROU assets obtained in exchange for lease obligations:
Operating leases	$35,820	$24,309

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents supplemental balance sheet and other information related to operating leases as of the date indicated:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$123,225	$119,787
Operating lease liabilities	$142,117	$139,501

Weighted average remaining lease term (in years)	5.6	5.8
Weighted average discount rate	2.23%	2.54%
The following table presents the maturities of operating lease liabilities as of the date indicated:

December 31, 2021
(In thousands)
Year Ending December 31,
2022	$35,102
2023	32,945
2024	25,816
2025	18,900
2026	13,706
Thereafter	25,715
Total operating lease liabilities	152,184
Less: Imputed interest	(10,067)
Present value of operating lease liabilities	$142,117
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on our consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the consolidated statements of earnings (loss), according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Leased equipment income" in the consolidated statements of earnings (loss). The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" for the years ended December 31, 2021 and 2020.
The following table presents the contractual rental payments to be received on operating leases as of the date indicated:

December 31, 2021
(In thousands)
Year Ending December 31,
2022	$49,300
2023	40,825
2024	35,186
2025	25,008
2026	19,245
Thereafter	35,172
Total undiscounted cash flows	$204,736

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 11. DEPOSITS
The following table presents the components of interest‑bearing deposits as of the dates indicated:

	December 31,
Deposit Composition	2021	2020
	(In thousands)
Interest checking	$7,386,269	$5,999,245
Money market	11,064,870	7,658,049
Savings	630,653	562,826
Time deposits $250,000 and under	885,938	994,197
Time deposits over $250,000	486,894	532,573
Total interest-bearing deposits	$20,454,624	$15,746,890
Brokered time deposits totaled $195.7 million at both December 31, 2021 and 2020. Brokered non-maturity deposits totaled $0.9 billion and $1.1 billion at December 31, 2021 and 2020.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2021	and Under	$250,000	Total
	(In thousands)
Year of Maturity:
2022	$663,169	$473,700	$1,136,869
2023	110,917	10,824	121,741
2024	52,897	505	53,402
2025	56,067	546	56,613
2026	2,859	1,319	4,178
Thereafter	29	—	29
Total	$885,938	$486,894	$1,372,832

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 12.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	December 31,
	2021		2020
		Weighted		Weighted
		Average		Average
Borrowing Type	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$—	—%	$5,000	—%
Total borrowings	$—	—%	$5,000	—%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured borrowing capacity with the FHLB of $4.0 billion as of December 31, 2021, collateralized by a blanket lien on $6.2 billion of qualifying loans.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the dates indicated:

	December 31,
	2021			2020
			Maturity			Maturity
	Balance	Rate	Date	Balance	Rate	Date
	(Dollars in thousands)
Term advance	—	—%		5,000	—%	5/6/2021
Total FHLB secured advances	$—	—%		$5,000	—%
FRBSF Secured Line of Credit. The Bank had secured borrowing capacity with the FRBSF of $1.4 billion as of December 31, 2021, collateralized by liens on $1.8 billion of qualifying loans. As of December 31, 2021 and 2020, there was no balances outstanding.
FHLB Unsecured Line of Credit. As of December 31, 2021, the Bank had a $112.0 million unsecured line of credit with the FHLB for the borrowing of overnight funds. As of December 31, 2021 and 2020, there was no balance outstanding.
Federal Funds Arrangements with Commercial Banks. As of December 31, 2021, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the borrowing of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of December 31, 2021 and 2020, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2021 and 2020, there was no borrowing.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	December 31,
	2021		2020		Issue	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Date	Date	(Quarterly Reset) (6)
	(Dollars in thousands)
Subordinated notes, net (2)	$394,634	3.25%	$—	—%	4/30/2021	5/1/2031	Fixed rate (3)
Trust V	10,310	3.32%	10,310	3.33%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	3.25%	10,310	3.27%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	3.17%	5,155	3.18%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	2.88%	61,856	2.96%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	1.89%	20,619	1.91%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	1.80%	16,495	1.82%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	1.75%	10,310	1.77%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	2.15%	82,475	2.17%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	2.08%	128,866	2.16%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	2.08%	51,545	2.16%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	2.08%	51,550	2.16%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (4)	29,306	1.49%	31,487	1.54%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.08%	16,470	2.16%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	2.08%	6,650	2.16%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	2.08%	39,177	2.16%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Total subordinated debt	935,728	2.64%	543,275	2.24%
Acquisition discount (5)	(72,445)		(77,463)
Net subordinated debt	$863,283		$465,812
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $5.4 million.
(3)    Interest rate is fixed until May 1, 2026, when it changes to a floating rate and resets quarterly at a benchmark rate plus 252 basis points.
(4)    Denomination is in Euros with a value of €25.8 million.
(5)    Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
(6)    Interest rate will default to the last published or determined rate of LIBOR, and for Trust CS 2006-4, the Base Rate, defined as the greater of Prime and the federal funds rate, upon cessation of LIBOR and effectively converting these instruments to fixed rate, if not modified prior to June 30, 2023.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 13.  DERIVATIVES
The Company uses derivatives to manage exposure to market risk, primarily foreign currency risk and interest rate risk, and to assist customers with their risk management objectives. Our derivatives are carried at fair value and recorded in "Other assets" or "Accrued interest payable and other liabilities," as appropriate, in the consolidated balance sheets. The changes in fair value of our derivatives and the related fees are recognized in "Noninterest income - other" in the consolidated statements of earnings (loss). For the year ended December 31, 2021, changes in fair value and fees recorded to noninterest income in the consolidated statements of earnings (loss) were immaterial. See Note 9. Other Assets for additional information regarding equity warrant assets.
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the consolidated balance sheets as of the dates indicated:

	December 31, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$87,470	$992	$59,867	$1,028
Foreign exchange contracts	28,463	1,517	73,108	3,202
Interest rate and economic contracts	115,933	2,509	132,975	4,230
Equity warrant assets	18,539	3,555	24,081	4,520
Total	$134,472	$6,064	$157,056	$8,750

Derivative Liabilities:
Interest rate contracts	$87,470	$931	$59,867	$1,004
Foreign exchange contracts	28,463	—	73,108	146
Total	$115,933	$931	$132,975	$1,150
NOTE 14.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	December 31,
	2021	2020
	(In thousands)
Loan commitments to extend credit	$9,006,350	$7,601,390
Standby letters of credit	345,769	337,336
Total	$9,352,119	$7,938,726
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
Additionally, we have commitments to invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of December 31, 2021 and 2020, such commitments totaled $85.9 million and $55.5 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

December 31, 2021
(In thousands)
Year Ending December 31,
2022	$38,950
2023	41,417
2024	5,557
Total	$85,924
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
NOTE 15.  FAIR VALUE MEASUREMENTS
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
•Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data, and includes our non-rated private label residential CMOs, non-rated private label commercial MBS, and equity warrants.
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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At December 31, 2021, the fair value of these investments was $46.9 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	December 31, 2021
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency residential MBS	$2,898,210	$—	$2,898,210	$—
Municipal securities	2,315,968	—	2,315,968	—
Agency commercial MBS	1,688,967	—	1,688,967	—
Agency residential CMOs	1,038,134	—	1,038,134	—
U.S. Treasury securities	966,898	966,898	—	—
Corporate debt securities	527,094	—	527,094	—
Private label commercial MBS	450,217	—	435,216	15,001
Collateralized loan obligations	385,362	—	385,362	—
Private label residential CMOs	264,417	—	264,417	—
Asset-backed securities	129,547	—	129,547	—
SBA securities	29,644	—	29,644	—
Total securities available-for-sale	$10,694,458	$966,898	$9,712,559	$15,001
Equity investments with readily determinable fair values	$28,578	$28,578	$—	$—
Derivatives (1):
Equity warrants	3,555	—	—	3,555
Interest rate and economic contracts	2,509	—	2,509	—
Derivative liabilities	931	—	931	—

	Fair Value Measurements as of
	December 31, 2020
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Municipal securities	$1,531,617	$—	$1,531,617	$—
Agency commercial MBS	1,281,877	—	1,281,877	—
Agency residential CMOs	1,219,880	—	1,219,880	—
Agency residential MBS	341,074	—	341,074	—
Corporate debt securities	311,889	—	311,889	—
Asset-backed securities	166,546	—	166,546	—
Collateralized loan obligations	135,876	—	135,876	—
Private label residential CMOs	116,946	—	112,299	4,647
Private label commercial MBS	82,957	—	57,232	25,725
SBA securities	41,627	—	41,627	—
U.S. Treasury securities	5,302	5,302	—	—
Total securities available-for-sale	$5,235,591	$5,302	$5,199,917	$30,372
Equity investments with readily determinable fair values	$6,147	$6,147	$—	$—
Derivatives (1):
Equity warrants	4,520	—	—	4,520
Interest rate and economic contracts	4,230	—	4,230	—
Derivative liabilities	1,150	—	1,150	—
____________________
(1)    For information regarding derivative instruments, see Note 13. Derivatives.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
During the year ended December 31, 2021, there was a $646,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. During the year ended December 31, 2020, there was a $119,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about the quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label commercial MBS available-for-sale measured at fair value on a recurring basis as of the date indicated:

	December 31, 2021
	Private Label Commercial MBS
	Input or	Weighted
	Range of	Average
Unobservable Inputs	Inputs	Input (1)
Voluntary annual prepayment speeds	10.0% - 15.0%	12.1%
Annual default rates (2)	2.0%	2.0%
Loss severity rates (2)	60.0%	60.0%
Discount rates	3.0% - 3.4%	3.3%
____________________
(1)    Voluntary annual prepayment speeds and discount rates for private label commercial MBS were weighted by the relative fair values of the instruments.
(2)    Annual default rates and loss severity rates were the same for all of the private label commercial MBS.
The following table presents information about the quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	December 31, 2021
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input
Volatility	21.0% - 139.9%	28.6%
Risk-free interest rate	0.1% - 1.3%	0.9%
Remaining life assumption (in years)	0.08 - 4.99	3.00
The following table summarizes activity for our Level 3 private label residential CMOs measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Private Label Residential CMOs	2021	2020	2019
	(In thousands)
Balance, beginning of year	$4,647	$6,264	$7,288
Total included in earnings	2,287	485	432
Total unrealized loss in comprehensive income	(1,094)	(592)	(265)
Sales	(2,903)	—	—
Net settlements	(2,937)	(1,510)	(1,191)
Balance, end of year	$—	$4,647	$6,264

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at year-end	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes activity for our Level 3 private label commercial MBS measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Private Label Commercial MBS	2021	2020	2019
	(In thousands)
Balance, beginning of year	$25,725	$16,435	$39,945
Total included in earnings	(77)	5	(77)
Total unrealized gain (loss) in comprehensive income	(115)	(41)	463
Purchases	—	20,100	—
Net settlements	(10,532)	(10,774)	(23,896)
Balance, end of year	$15,001	$25,725	$16,435

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at year-end	$41
The following table summarizes activity for our Level 3 equity warrants measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Equity Warrants	2021	2020	2019
	(In thousands)
Balance, beginning of year	$4,520	$3,434	$4,793
Total included in earnings	49,341	10,609	8,669
Exercises and settlements (1)	(50,092)	(9,828)	(10,239)
Issuances	432	424	324
Transfers to Level 1 (equity investments with readily
determinable fair values)	(646)	(119)	(113)
Balance, end of year	$3,555	$4,520	$3,434
______________________
(1)    Includes the exercise of warrants that upon exercise become equity securities in public companies. These are often subject to lock-up restrictions that must be met before the equity security can be sold, during which time they are reported as equity investments with readily determinable fair values.
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	December 31, 2021
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$30,882	$—	$2,915	$27,967
Total non-recurring	$30,882	$—	$2,915	$27,967

	Fair Value Measurement as of
	December 31, 2020
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$102,274	$—	$4,160	$98,114
Total non-recurring	$102,274	$—	$4,160	$98,114

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents losses recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
Loss on Assets Measured on a Non‑Recurring Basis	2021	2020	2019
	(In thousands)
Individually evaluated loans and leases (1)	$5,772	$24,607	$6,797
OREO	14	267	78
Total net loss	$5,786	$24,874	$6,875
_____________________
(1)    For 2021 and 2020, losses were based on individually evaluated loans and leases. For 2019, losses were based on impaired loans and leases.
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	December 31, 2021
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	$15,426	Discounted cash flows	Discount rates	0.00% - 9.25%	6.46%
Individually evaluated
loans and leases	12,541	Third party appraisals	No discounts
Total non-recurring Level 3	$27,967
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$112,548	$112,548	$112,548	$—	$—
Interest‑earning deposits in financial institutions	3,944,686	3,944,686	3,944,686	—	—
Securities available‑for‑sale	10,694,458	10,694,458	966,898	9,712,559	15,001
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	22,740,984	23,461,156	—	2,915	23,458,241
Equity investments with readily determinable fair values	28,578	28,578	28,578	—	—
Equity warrants	3,555	3,555	—	—	3,555
Interest rate and economic contracts	2,509	2,509	—	2,509	—
Servicing rights	1,228	1,228	—	—	1,228

Financial Liabilities:
Core deposits	32,734,949	32,734,949	—	32,734,949	—
Non-core non-maturity deposits	889,976	889,976	—	889,976	—
Time deposits	1,372,832	1,371,527	—	1,371,527	—
Borrowings	—	—	—	—	—
Subordinated debt	863,283	917,342	—	917,342	—
Derivative liabilities	931	931	—	931	—

	December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$150,464	$150,464	$150,464	$—	$—
Interest‑earning deposits in financial institutions	3,010,197	3,010,197	3,010,197	—	—
Securities available‑for‑sale	5,235,591	5,235,591	5,302	5,199,917	30,372
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	18,735,196	19,305,998	—	4,160	19,301,838
Equity investments with readily determinable fair values	6,147	6,147	6,147	—	—
Equity warrants	4,520	4,520	—	—	4,520
Interest rate and economic contracts	4,230	4,230	—	4,230	—

Financial Liabilities:
Core deposits	22,264,480	22,264,480	—	22,264,480	—
Non-core non-maturity deposits	1,149,467	1,149,467	—	1,149,467	—
Time deposits	1,526,770	1,527,639	—	1,527,639	—
Borrowings	5,000	4,995	—	4,995	—
Subordinated debt	465,812	448,036	—	448,036	—
Derivative liabilities	1,150	1,150	—	1,150	—

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
Our non-rated private label residential CMOs and non-rated private label commercial MBS (collectively, “the Level 3 AFS Securities”) were categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for our Level 3 AFS Securities among independent third party pricing services, and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity relating to our Level 3 AFS Securities to be a significant unobservable input. Had significant changes in default expectations, loss severity factors, or discount rates occurred all together or in isolation, it would have resulted in different fair value measurements at December 31, 2021.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Individually evaluated loans and leases. Defaulted loans and leases with outstanding balances over $250,000 are reviewed individually for expected credit loss, if any, and are recorded at fair value on a non-recurring basis. These defaulted loans and leases are excluded from the loan pools used within the collective evaluation of estimated credit losses. The criteria for default may include any one of the following: (1) on nonaccrual status, (2) modified under a TDR, (3) payment delinquency of 90 days or more, (4) partial charge-off recognized, (5) risk rated doubtful or loss, or (6) reasonably expected to be modified under a TDR.
To the extent a defaulted loan or lease is collateral dependent, we measure expected credit loss based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2021.
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
The individually evaluated loan and lease balances shown above as measured on a non-recurring basis represent those defaulted loans and leases for which expected credit loss was recognized during the year ended December 31, 2021. The amounts shown as net losses include the expected credit loss recognized during the year ended December 31, 2021, for the loan and lease balances shown.
OREO. The fair value of OREO is generally based on the lower of estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the year ended December 31, 2021.
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
Subordinated debt. Subordinated debt is carried at amortized cost. The fair value of subordinated debt is determined using a market discount rate on the expected cash flows and is considered Level 2.
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2021, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 16. INCOME TAXES
The following table presents the components of income tax expense for the years indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current Income Tax Expense:
Federal	$131,559	$78,161	$113,807
State	54,744	27,530	34,575
Total current income tax expense	186,303	105,691	148,382
Deferred Income Tax Expense (Benefit):
Federal	15,799	(28,740)	5,062
State	13,273	(1,778)	10,860
Total deferred income tax expense (benefit)	29,072	(30,518)	15,922
Total income tax expense	$215,375	$75,173	$164,304

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rates of 21% for 2021, 2020, and 2019 to earnings before income taxes:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Computed expected income tax (benefit) expense at federal statutory rate	$172,690	$(244,104)	$132,917
State tax (benefit) expense, net of federal tax benefit	55,682	(77,934)	43,575
Goodwill impairment	—	407,232	—
Tax‑exempt interest benefit	(12,312)	(5,202)	(8,092)
Increase in cash surrender value of life insurance	(1,367)	(1,309)	(1,298)
Low income housing tax credits, net of amortization	(6,430)	(4,605)	(3,217)
Nondeductible employee compensation	4,660	2,830	4,430
Nondeductible FDIC premiums	2,535	2,383	1,302
Change in unrecognized tax benefits	(860)	(187)	941
Valuation allowance change	(16,201)	(5,288)	(32,036)
Expired capital loss carryforward	—	—	3,136
State tax refunds	—	(2,554)	—
State rate and apportionment changes	16,330	4,217	19,138
Other, net	648	(306)	3,508
Recorded income tax expense	$215,375	$75,173	$164,304
The Company recognized $33.6 million, $28.1 million, and $20.0 million of tax credits and other tax benefits associated with its investments in LIHTC partnerships for the years ended December 31, 2021, 2020, and 2019. The amount of amortization of such investments reported in income tax expense under the proportional amortization method of accounting was $27.1 million for 2021, $23.5 million for 2020, and $16.7 million for 2019.
At December 31, 2021, we had no federal net operating loss carryforwards and approximately $314.4 million of unused state net operating loss carryforwards available to be applied against future taxable income. A majority of the state net operating loss carryforwards will expire in varying amounts from 2022 through 2040. A portion of the state net operating loss carryforwards generated after December 31, 2017 will carry forward indefinitely due to the state conformity to the federal net operating loss carryforward provisions as modified by the Tax Cuts and Jobs Act.
As of December 31, 2021, for federal tax purposes, we had no foreign tax credit carryforwards. The foreign tax credit carryforward was fully utilized in 2021.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2021	2020
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$76,384	$122,753
Interest on nonaccrual loans	3,150	3,335
Deferred compensation	5,209	5,298
Foreclosed assets valuation allowance	289	334
State tax benefit	6,768	3,108
Net operating losses	19,646	34,658
Accrued liabilities	29,057	20,477
Unrealized loss from FDIC‑assisted acquisitions	886	1,310
Tax mark-to-market on loans	6,543	2,155
Equity investments	—	2,115
Goodwill	—	451
Tax credits	—	2,232
Lease liability	39,095	38,521
Gross deferred tax assets	187,027	236,747
Valuation allowance	(24,882)	(41,083)
Deferred tax assets, net of valuation allowance	162,145	195,664
Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	1,746	5,877
Deferred loan fees and costs	2,337	3,763
Unrealized gain on securities available‑for‑sale	24,972	66,098
Premises and equipment, principally due to differences in depreciation	1,466	3,120
FHLB stock	613	637
Subordinated debt	17,110	18,639
Equity investments	5,475	—
Goodwill	6,166	—
Operating leases	86,000	95,026
ROU assets	34,129	33,345
Other	1,712	794
Gross deferred tax liabilities	181,726	227,299
Total net deferred tax liabilities	$(19,581)	$(31,635)
Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company had net income taxes receivable of $36.3 million and $59.3 million at December 31, 2021 and December 31, 2020.
As of December 31, 2021 and 2020, the Company had a valuation allowance of $24.9 million and $41.1 million against DTAs. Periodic reviews of the carrying amount of DTAs are made to determine if a valuation allowance is necessary. A valuation allowance is required, based on available evidence, when it is more likely than not that all or a portion of a DTA will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. All available evidence, both positive and negative, that may affect the realizability of the DTA is identified and considered in determining the appropriate amount of the valuation allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
The net reduction in the total valuation allowance during the year ended December 31, 2021 was $16.2 million. Of this amount, $14.3 million consisted principally of adjustments to state net operating loss DTAs. The adjustment to the state operating loss DTAs at December 31, 2021, was a result of changes in state apportionments. The DTAs had been subjected to a full valuation allowance because the Company had previously determined that they were more likely than not to be expired unused. As a result, the change in the tax attributes supporting the $14.3 million of deferred tax assets had no impact on the Company's effective tax rate for the year ended December 31, 2021. The remaining $1.9 million reduction in the valuation allowance was primarily due to an increase in the amount of foreign tax credit expected to be utilized prior to expiration and adjustments to capital deferred tax assets.
The following table summarizes the activity related to the Company's unrecognized tax benefits for the years indicated:

	Year Ended December 31,
Unrecognized Tax Benefits	2021	2020
	(In thousands)
Balance, beginning of year	$3,376	$10,748
Increase based on tax positions related to prior years	—	879
Reductions for tax positions related to prior years	(698)	(7,813)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(123)	(438)
Balance, end of year	$2,555	$3,376

Unrecognized tax benefits that would affect the effective tax rate if recognized	$2,555	$3,376
Due to the potential for the resolution of federal and state examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by as much as $2.1 million.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2021 and December 31, 2020, we reduced our accrual for interest expense and penalties and recognized tax benefits of $0.2 million for 2021 and $0.2 million for 2020. For the year ended December 31, 2019, we recognized $0.7 million in expense for interest expense and penalties. We had $1.1 million and $1.3 million accrued for the payment of interest and penalties as of December 31, 2021 and 2020.
We file federal and state income tax returns with the Internal Revenue Service ("IRS") and various state and local jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2017 through 2020. We are currently under examination by certain state jurisdictions for tax years 2015 through 2018.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 17.  EARNINGS (LOSS) PER SHARE
The following table presents the computation of basic and diluted net earnings (loss) per share for the years indicated:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$606,959	$(1,237,574)	$468,636
Less: earnings allocated to unvested restricted stock(1)	(10,248)	(1,782)	(5,182)
Net earnings (loss) allocated to common shares	$596,711	$(1,239,356)	$463,454

Weighted-average basic shares and unvested restricted stock outstanding	119,349	118,463	120,468
Less: weighted-average unvested restricted stock outstanding	(2,255)	(1,610)	(1,502)
Weighted-average basic shares outstanding	117,094	116,853	118,966

Basic earnings (loss) per share	$5.10	$(10.61)	$3.90

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$596,711	$(1,239,356)	$463,454

Weighted-average diluted shares outstanding	117,094	116,853	118,966

Diluted earnings (loss) per share	$5.10	$(10.61)	$3.90
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 18. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers is measured based on the consideration specified in the contract with a customer, and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. Such performance obligations are typically satisfied as services are rendered and payment is generally collected at the time services are rendered, or on a monthly, quarterly, or annual basis. The Company had no material unsatisfied performance obligations as of December 31, 2021.
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

	Year Ended December 31,
	2021		2020		2019
	Total	Revenue from	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$1,158,729	$—	$1,103,491	$—	$1,219,893	$—
Noninterest income:
Other commissions and fees	42,287	11,018	40,347	13,412	43,623	19,216
Leased equipment income	45,746	—	43,628	—	38,727	—
Service charges on deposit accounts	13,269	13,269	10,351	10,351	14,637	14,637
Gain on sale of loans	1,733	—	2,139	—	1,114	—
Gain on sale of securities	1,615	—	13,171	—	25,445	—
Dividends and gains (losses) on
equity investments	23,115	—	14,984	—	(567)	—
Warrant income	49,341	—	10,609	—	8,669	—
Other income	16,821	556	10,831	2,000	10,914	1,617
Total noninterest income	193,927	24,843	146,060	25,763	142,562	35,470
Total revenue	$1,352,656	$24,843	$1,249,551	$25,763	$1,362,455	$35,470
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the period indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Products and services transferred at a point in time	$11,713	$14,190	$19,253
Products and services transferred over time	13,130	11,573	16,217
Total revenue from contracts with customers	$24,843	$25,763	$35,470
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of the dates indicated:

	December 31,
	2021	2020
	(In thousands)
Receivables, which are included in "Other assets"	$1,066	$1,046
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$229	$359
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the year ended December 31, 2021 due to revenue recognized that was included in the contract liability balance at the beginning of the year was $130,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 19.  STOCK-BASED COMPENSATION
At the annual meeting of stockholders held on May 11, 2021, the Company's stockholders approved the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the “Amended and Restated 2017 Plan”). The Company’s Amended and Restated 2017 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until December 31, 2026.
The Amended and Restated 2017 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 6,650,000 shares, representing 4,000,000 shares originally approved for grant under the Original 2017 Stock Incentive Plan plus 2,650,000 shares added as result of the approval of the Amended and Restated 2017 Plan. As of December 31, 2021, there were 3,014,995 shares available for grant under the Amended and Restated 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $31.4 million, $23.7 million, and $26.2 million for the years ended December 31, 2021, 2020, and 2019. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings (loss) and exclude $859,000, $627,000, and $598,000 of stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019 related to our directors, which is included in other expense on the accompanying consolidated statement of earnings (loss). The income tax benefit recognized in the consolidated statements of earnings (loss) related to this expense was $6.0 million, $5.8 million, and $6.8 million for the years ended December 31, 2021, 2020, and 2019. The amount of unrecognized compensation expense related to all unvested TRSAs and PRSUs as of December 31, 2021 totaled $69.0 million. Such expense is expected to be recognized over a weighted average period of 1.5 years.
The following table presents a summary of restricted stock transactions during the year ended December 31, 2021:

	TRSAs		PRSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
Year Ended December 31, 2021	Shares	(Per Share)	Units	(Per Unit)
Unvested restricted stock, beginning of year	1,608,126	$32.83	315,008	$42.77
Granted	1,433,698	$37.65	324,351	$32.19
Vested	622,572	$37.96	22,320	$54.07
Forfeited	107,172	$37.80	104,176	$49.00
Unvested restricted stock, end of year	2,312,080	$34.21	512,863	$34.32
The table above excludes 20,173 of immediately vested shares awarded to our directors at a weighted average price of $42.59.
Time-Based Restricted Stock Awards
At December 31, 2021, there were 2,312,080 shares of unvested TRSAs outstanding pursuant to the Company's 2003 and 2017 Stock Incentive Plans (the "Plans"). The TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
TRSA grants are subject to "double-trigger" vesting in the event of a change in control of the Company, as defined in the Plans, and in the event an employee's employment is terminated within 24 months after the change in control by the Company without Cause or by the employee for Good Reason, as defined in the Plans, such awards will vest.
The weighted average grant date fair value per share of TRSAs granted during 2021, 2020, and 2019 were $37.65, $20.84, and $38.66. The vesting date fair value of TRSAs that vested during 2021, 2020, and 2019 were $26.7 million, $13.1 million, and $18.1 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Performance-Based Restricted Stock Units
At December 31, 2021, there were 512,863 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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
The weighted average grant date fair value per share of PRSUs granted during 2021, 2020, and 2019 was $32.19, $36.20 and $40.39. The vesting date fair value of PRSUs that vested during 2021 and 2020 was $0.8 million, $2.7 million, and $5.6 million.
NOTE 20. BENEFIT PLANS
401(K) Plans
The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they are scheduled to work a minimum of 1,000 hours and are at least 18 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and applicable tax code. Plan participants are immediately vested in matching contributions received from the Company. During 2021, the Company matched 50% of the first 6% contributed by plan participants. Effective January 1, 2022, the Company matches 50% of the first 8% contributed by plan participants. Expense related to 401(k) employer matching contributions was $5.7 million, $4.6 million and $4.1 million for the years ended December 31, 2021, 2020, and 2019.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 21. STOCKHOLDERS' EQUITY
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
The following table shows the dollar amount of shares surrendered, shares surrendered, and weighted average price per share for restricted stock surrendered as treasury shares for the years indicated:

	Year Ended December 31,
Restricted Stock Surrendered as Treasury Shares	2021	2020	2019
Dollar amount of shares surrendered (in thousands)	$8,505	$5,369	$8,449
Number of shares surrendered	199,018	213,578	218,531
Weighted average price per share	$42.73	$25.14	$38.66
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
The following table shows the repurchase amounts, shares repurchased, and weighted average price per share for stock repurchases under the various Stock Repurchase Programs for the years indicated:

	Year Ended December 31,
Stock Repurchases Under Stock Repurchase Programs	2021	2020	2019
Dollar amount of repurchases (in thousands)	$—	$70,000	$154,516
Number of shares repurchased	—	1,953,711	3,987,945
Weighted average price per share	$—	$35.83	$38.75

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 22. DIVIDEND AVAILABILITY AND REGULATORY MATTERS
Holders of Company common stock may receive dividends declared by the Board of Directors out of funds legally available under DGCL and certain federal laws and regulations governing the banking and financial services business. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in DGCL and certain covenants contained in our subordinated debt and borrowing agreements. Notification to the FRB is also required prior to our declaring and paying dividends during any period in which our quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements. Should the FRB object to payment of dividends, we would not be able to make the payment until approval is received or we no longer need to provide notice under applicable regulations.
It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC, or the DFPI, could assert that payment of dividends or other payments is an unsafe or unsound practice. The Bank is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by California state-chartered banks such as Pacific Western are regulated by the DFPI and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividend paid during such period. The Bank had a cumulative net loss of $155.3 million during the three fiscal years of 2021, 2020, and 2019, compared to dividends of $776.0 million paid by the Bank during that same period. During 2021, PacWest received $182.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $1.5 billion at December 31, 2021, for the foreseeable future, dividends from the Bank to PacWest will continue to require DFPI and FDIC approval.
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
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2021, such disallowed amounts were $10,000 for the Company and $41.0 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of December 31, 2021, the most recent notification date to the regulatory agencies, the Company and the Bank are each “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Bank’s categories.
Management believes, as of December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer is fully phased-in at 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7%, 8.5%, and 10.5%. At December 31, 2021, the Company and Bank were in compliance with the capital conservation buffer requirements.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the December 31, 2021 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years.
The following tables present actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Well Capitalized		Capital
			Minimum		Conservation
	Actual		Requirement		Buffer
	Balance	Ratio	Balance	Ratio	Requirement
	(Dollars in thousands)
December 31, 2021
Tier I leverage capital (to average assets):
PacWest Bancorp Consolidated	$2,657,575	6.84%	$1,942,017	5.00%	N/A
Pacific Western Bank	$2,717,374	7.00%	$1,940,510	5.00%	N/A
CET1 capital (to risk-weighted assets):
PacWest Bancorp Consolidated	$2,526,575	8.86%	$1,853,073	6.50%	7.00%
Pacific Western Bank	$2,717,374	9.56%	$1,847,853	6.50%	7.00%
Tier I capital (to risk-weighted assets)
PacWest Bancorp Consolidated	$2,657,575	9.32%	$2,280,705	8.00%	8.50%
Pacific Western Bank	$2,717,374	9.56%	$2,274,281	8.00%	8.50%
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	$3,619,190	12.69%	$2,850,881	10.00%	10.50%
Pacific Western Bank	$3,355,403	11.80%	$2,842,851	10.00%	10.50%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

			Well Capitalized		Capital
			Minimum		Conservation
	Actual		Requirement		Buffer
	Balance	Ratio	Balance	Ratio	Requirement
	(Dollars in thousands)
December 31, 2020
Tier I leverage capital (to average assets):
PacWest Bancorp Consolidated	$2,403,721	8.55%	$1,404,880	5.00%	N/A
Pacific Western Bank	$2,673,960	9.53%	$1,403,208	5.00%	N/A
CET1 capital (to risk-weighted assets):
PacWest Bancorp Consolidated	$2,403,721	10.53%	$1,484,450	6.50%	7.00%
Pacific Western Bank	$2,673,960	11.73%	$1,481,599	6.50%	7.00%
Tier I capital (to risk-weighted assets)
PacWest Bancorp Consolidated	$2,403,721	10.53%	$1,827,015	8.00%	8.50%
Pacific Western Bank	$2,673,960	11.73%	$1,823,506	8.00%	8.50%
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	$3,141,992	13.76%	$2,283,769	10.00%	10.50%
Pacific Western Bank	$2,959,853	12.99%	$2,279,383	10.00%	10.50%
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. On April 30, 2021, the Bank completed the sale of $400 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due May 1, 2031. For further information, see Note 12. Borrowings and Subordinated Debt.
The carrying value of subordinated debt totaled $863.3 million at December 31, 2021. At December 31, 2021, $131.0 million of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $718.2 million was included in Tier II capital.
Interest payments on subordinated debt are considered dividend payments under the FRB regulations and subject to the same notification requirements for declaring and paying dividends on common stock.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 23. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
The following tables present the parent company only condensed balance sheets and the related condensed statements of earnings (loss) and condensed statements of cash flows as of and for the years indicated:

Parent Company Only	December 31,
Condensed Balance Sheets	2021	2020
	(In thousands)
Assets:
Cash and cash equivalents	$176,923	$127,849
Investments in subsidiaries	3,845,653	3,530,823
Other assets	122,324	75,835
Total assets	$4,144,900	$3,734,507
Liabilities:
Subordinated debt	$135,055	$135,055
Other liabilities	10,215	4,501
Total liabilities	145,270	139,556
Stockholders’ equity	3,999,630	3,594,951
Total liabilities and stockholders’ equity	$4,144,900	$3,734,507

Parent Company Only	Year Ended December 31,
Condensed Statements of Earnings (Loss)	2021	2020	2019
	(In thousands)
Miscellaneous income	$52,955	$14,276	$9,739
Dividends from Bank subsidiary	182,000	258,000	336,000
Total income	234,955	272,276	345,739
Interest expense	3,527	4,394	6,637
Operating expenses	18,913	11,184	9,833
Total expenses	22,440	15,578	16,470
Earnings before income taxes and equity in undistributed earnings of
subsidiaries	212,515	256,698	329,269
Income tax (expense) benefit	(6,188)	(3,268)	2,202
Earnings before equity in undistributed earnings of subsidiaries	206,327	253,430	331,471
Equity in (distributions in excess of) undistributed earnings or loss
of subsidiaries	400,632	(1,491,004)	137,165
Net earnings (loss)	$606,959	$(1,237,574)	$468,636

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Parent Company Only	Year Ended December 31,
Condensed Statements of Cash Flows	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$606,959	$(1,237,574)	$468,636
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Change in other assets	(67,242)	(29,568)	(35,510)
Change in liabilities	5,714	780	(1,661)
Earned stock compensation	32,223	24,363	26,815
(Equity in) distributions in excess of undistributed earnings
or loss of subsidiaries	(400,632)	1,491,004	(137,165)
Net cash provided by operating activities	177,022	249,005	321,115

Cash flows from investing activities:
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Common stock repurchased and restricted stock surrendered	(8,505)	(75,369)	(162,965)
Cash dividends paid, net	(119,443)	(159,748)	(289,048)
Net cash used in financing activities	(127,948)	(235,117)	(452,013)
Net increase (decrease) in cash and cash equivalents	49,074	13,888	(130,898)
Cash and cash equivalents, beginning of year	127,849	113,961	244,859
Cash and cash equivalents, end of year	$176,923	$127,849	$113,961
NOTE 24. RELATED PARTY TRANSACTIONS
On December 30, 2021, the Company purchased in a private placement 1,000,000 depository shares each representing an ownership interest in a share of non-voting Fixed-Rate, Non-Cumulative Perpetual Preferred Stock of a privately owned non-affiliated bank holding company for the purchase price of $25 per depository share for a total of $25.0 million for investment purposes. The Company’s Chairman of the Board of Directors (the "Chairman") is also a director of the non-affiliated bank holding company.
In the normal course of business, the Bank purchases corporate securities for investment purposes. At December 31, 2021, one senior debt security with a par value of $25.0 million and three subordinated debt securities with par values totaling $24.5 million were in our securities portfolio. These four securities were issued by non-affiliated bank holding companies of which the Chairman is also a board member.
The transactions described above were approved by the Audit Committee of the Board of Directors in accordance with our related party transactions policy.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 25. SUBSEQUENT EVENTS
Stock Repurchase Program
On February 15, 2022, PacWest's Board of Directors authorized a new Stock Repurchase Program, effective March 1, 2022, to repurchase shares of its common stock for an aggregate purchase price not to exceed $100 million with a program maturity date of February 28, 2023.
Common Stock Dividend
On February 1, 2022, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share. The cash dividend is payable on February 28, 2022 to stockholders of record at the close of business on February 15, 2022.
We have evaluated events that have occurred subsequent to December 31, 2021 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2021 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a‑15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021. See "Management's Report on Internal Control Over Financial Reporting" set forth in Part II, Item 8 for additional information regarding management's evaluation.
(c) Report of the Independent Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
    None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
    Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Available Information.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Irvine, CA, Auditor Firm ID: 185.
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements
The consolidated financial statements of PacWest Bancorp and its subsidiaries and independent auditors’ report are included in Item 8 under Part II of this Form 10‑K.
2. Financial Statement Schedules
All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.
3. Exhibits
The following documents are included or incorporated by reference in this Annual Report on Form 10‑K:

3.1	Certificate of Incorporation of PacWest Bancorp, as amended as of June 5, 2014 (Filed herewith).
3.2	Second Amended and Restated Bylaws of PacWest Bancorp, dated October 25, 2019 (Filed herewith).
4.1	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
4.2	Description of Registered Securities (Exhibit 4.2 to Form 10-K filed on February 28, 2020 and incorporated herein by this reference).
10.1*	PacWest Bancorp 2017 Stock Incentive Plan, dated May 15, 2017 (Exhibit 10.1 to Form S-8 filed on May 15, 2017 and incorporated herein by this reference).
10.2*	Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company’s 2017 Stock Incentive Plan (Exhibit 10.2 to Form 8-K filed on May 18, 2017 and incorporated herein by this reference).
10.3*	Form of Stock Award Agreement and Grant Notice pursuant to the Company’s 2017 Stock Incentive Plan (Exhibit 10.3 to Form 8-K filed on May 18, 2017 and incorporated herein by this reference).
10.4*
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

10.6*
Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan, effective as of May 11, 2021 (Appendix A to the Definitive Proxy Statement filed on March 26, 2021 and incorporated herein by this reference).

10.7*
Form of Stock Award Agreement and Grant Notice pursuant to the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (Exhibit 10.10 to Form 10-Q filed on August 6, 2021 and incorporated herein by this reference).

10.8*	2018 Executive Incentive Plan, as amended and restated February 14, 2018 (Exhibit 10.1 to Form 8-K filed on February 16, 2018 and incorporated herein by this reference).
10.9*	Indemnification Agreement applicable to the directors and executive officers of the Company (Exhibit 10.10 to Form 10-K filed on February 28, 2020 and incorporated herein by this reference).

10.10*	PacWest Bancorp Change in Control Severance Plan, dated February 12, 2020 (Exhibit 10.1 to Form 8-K filed on February 14, 2020 and incorporated herein by this reference).
21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of KPMG LLP (Filed herewith).
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) the Consolidated Statements of Earnings (Loss) for the years ended December 31, 2021, 2020, and 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 20189 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	Cover page of PacWest Bancorp’s Annual Report on Form 10-K formatted in Inline XBRL (contained in Exhibit 101)
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

PACWEST BANCORP
Dated:	February 28, 2022	By:	/s/ Matthew P. Wagner Matthew P. Wagner (Chief Executive Officer)
POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John M. Eggemeyer, Matthew P. Wagner, Bart R. Olson, and Angela M. W. Kelley, and each of them severally, his or her true and lawful attorney‑in‑fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10‑K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys‑in‑fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	February 28, 2022

/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/s/ BART R. OLSON Bart R. Olson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2022

/s/ MONICA L. SPARKS Monica L. Sparks	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022

/s/ TANYA M. ACKER Tanya M. Acker	Director	February 28, 2022

/s/ PAUL R. BURKE Paul R. Burke	Director	February 28, 2022

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	February 28, 2022

/s/ C. WILLIAM HOSLER C. William Hosler	Director	February 28, 2022

/s/ POLLY B. JENSEN Polly B. Jensen	Director	February 28, 2022

/s/ SUSAN E. LESTER Susan E. Lester	Director	February 28, 2022

/s/ ROGER H. MOLVAR Roger H. Molvar	Director	February 28, 2022

/s/ DANIEL B. PLATT Daniel B. Platt	Director	February 28, 2022

/s/ ROBERT A. STINE Robert A. Stine	Director	February 28, 2022

/s/ PAUL W. TAYLOR Paul W. Taylor	Director	February 28, 2022