Form 10-Q
period 2022-03-31
PACWEST BANCORP
filed 2022-05-06
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
Commission File No. 001-36408
PACWEST BANCORP
(Exact name of registrant as specified in its charter)

Delaware	33-0885320
(State of Incorporation)	(I.R.S. Employer Identification No.)
9701 Wilshire Blvd., Suite 700
Beverly Hills, CA 90212
(Address of Principal Executive Offices, Including Zip Code)
(310) 887-8500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	PACW	The Nasdaq Stock Market LLC
(Title of Each Class)	(Trading Symbol)	(Name of Exchange on Which Registered)
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of April 28, 2022, there were 117,447,120 shares of the registrant's common stock outstanding, excluding 2,151,411 shares of unvested restricted stock.

PACWEST BANCORP
MARCH 31, 2022 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRB	Board of Governors of the Federal Reserve System
AFX	American Financial Exchange	FRBSF	Federal Reserve Bank of San Francisco
ALLL	Allowance for Loan and Lease Losses	GDP	Gross Domestic Product
ALM	Asset Liability Management	HOA Business	Homeowners Association Services Division of MUFG Union Bank, N.A. (a business acquired on October 8, 2021)
ASC	Accounting Standards Codification	IPO	Initial Public Offering
ASU	Accounting Standards Update	IRR	Interest Rate Risk
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIBOR	London Inter-bank Offered Rate
BHCA	Bank Holding Company Act of 1956, as amended	LIHTC	Low Income Housing Tax Credit
BOLI	Bank Owned Life Insurance	MBS	Mortgage-Backed Securities
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	MVE	Market Value of Equity
CDI	Core Deposit Intangible Assets	NAV	Net Asset Value
CECL	Current Expected Credit Loss	NII	Net Interest Income
CET1	Common Equity Tier 1	NIM	Net Interest Margin
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	NSF	Non-Sufficient Funds
CMBS	Commercial Mortgage-Backed Securities	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PPP	Paycheck Protection Program
Core Deposits	Includes noninterest-bearing checking accounts, interest checking accounts, money market accounts, and savings accounts	PRSUs	Performance-Based Restricted Stock Units
COVID-19	Coronavirus Disease	PWAM	Pacific Western Asset Management Inc.
CPI	Consumer Price Index	ROU	Right-of-use
CRA	Community Reinvestment Act	SBA	Small Business Administration
CRE	Commercial Real Estate	SBIC	Small Business Investment Company
CRI	Customer Relationship Intangible Assets	SEC	Securities and Exchange Commission
DFPI	California Department of Financial Protection and Innovation	SOFR	Secured Overnight Financing Rate
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	TDRs	Troubled Debt Restructurings
FASB	Financial Accounting Standards Board	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$205,446	$112,548
Interest-earning deposits in financial institutions	1,865,235	3,944,686
Total cash, cash equivalents, and restricted cash	2,070,681	4,057,234
Securities available-for-sale, at fair value	9,975,109	10,694,458
Federal Home Loan Bank stock, at cost	17,250	17,250
Total investment securities	9,992,359	10,711,708
Gross loans and leases held for investment	24,439,749	23,026,308
Deferred fees, net	(87,677)	(84,760)
Allowance for loan and lease losses	(197,398)	(200,564)
Total loans and leases held for investment, net	24,154,674	22,740,984
Equipment leased to others under operating leases	325,305	339,150
Premises and equipment, net	51,011	46,740
Foreclosed assets, net	304	12,843
Goodwill	1,405,736	1,405,736
Core deposit and customer relationship intangibles, net	41,308	44,957
Other assets	1,208,261	1,083,992
Total assets	$39,249,639	$40,443,344

LIABILITIES:
Noninterest-bearing deposits	$14,057,051	$14,543,133
Interest-bearing deposits	19,167,844	20,454,624
Total deposits	33,224,895	34,997,757
Borrowings	991,000	—
Subordinated debt	863,880	863,283
Accrued interest payable and other liabilities	519,269	582,674
Total liabilities	35,599,044	36,443,714

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2022 and
December 31, 2021; 122,215,319 and 122,105,853 shares issued, respectively, includes
2,154,646 and 2,312,080 shares of unvested restricted stock, respectively)	1,222	1,221
Additional paid-in capital	2,991,159	3,013,399
Retained earnings	1,136,478	1,016,350
Treasury stock, at cost (2,613,553 and 2,520,999 shares at March 31, 2022 and
December 31, 2021)	(101,789)	(97,308)
Accumulated other comprehensive (loss) income, net	(376,475)	65,968
Total stockholders' equity	3,650,595	3,999,630
Total liabilities and stockholders' equity	$39,249,639	$40,443,344
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$267,759	$241,544
Investment securities	53,422	30,265
Deposits in financial institutions	1,723	1,528
Total interest income	322,904	273,337
Interest expense:
Deposits	6,208	7,500
Borrowings	161	193
Subordinated debt	7,818	4,375
Total interest expense	14,187	12,068
Net interest income	308,717	261,269
Provision for credit losses	—	(48,000)
Net interest income after provision for credit losses	308,717	309,269
Noninterest income:
Leased equipment income	13,094	11,354
Other commissions and fees	11,580	9,158
Service charges on deposit accounts	3,571	2,934
Gain on sale of loans and leases	60	139
Gain on sale of securities	104	101
Dividends and (losses) gains on equity investments	(11,375)	10,904
Warrant income	629	6,123
Other income	3,155	4,116
Total noninterest income	20,818	44,829
Noninterest expense:
Compensation	92,240	79,882
Occupancy	15,200	14,054
Leased equipment depreciation	9,189	8,969
Data processing	9,629	6,957
Other professional services	5,954	5,126
Insurance and assessments	5,490	4,903
Customer related expense	12,655	4,818
Loan expense	5,157	3,193
Intangible asset amortization	3,649	3,079
Acquisition, integration and reorganization costs	—	3,425
Foreclosed assets (income) expense, net	(3,353)	1
Other expense	11,616	15,729
Total noninterest expense	167,426	150,136
Earnings before income taxes	162,109	203,962
Income tax expense	41,981	53,556
Net earnings	$120,128	$150,406

Earnings per share:
Basic	$1.01	$1.27
Diluted	$1.01	$1.27
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
	(In thousands)
Net earnings	$120,128	$150,406
Other comprehensive income (loss), net of tax:
Unrealized net holding (losses) gains on securities available-for-sale arising during the period	(609,826)	(91,523)
Income tax benefit (expense) related to net unrealized holding (losses) gains
arising during the period	167,458	25,454
Unrealized net holding (losses) gains on securities available-for-sale, net of tax	(442,368)	(66,069)
Reclassification adjustment for net gains included in net earnings (1)	(104)	(101)
Income tax expense related to reclassification adjustment	29	28
Reclassification adjustment for net gains included in net earnings, net of tax	(75)	(73)
Other comprehensive (loss) income, net of tax	(442,443)	(66,142)
Comprehensive (loss) income	$(322,315)	$84,264
___________________________________
(1)    Entire amounts are recognized in "Gain on sale of securities" on the Condensed Consolidated Statements of Earnings.
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2022
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2021	119,584,854	$1,221	$3,013,399	$1,016,350	$(97,308)	$65,968	$3,999,630
Net earnings	—	—	—	120,128	—	—	120,128
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(442,443)	(442,443)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	109,466	1	7,556	—	—	—	7,557
Restricted stock surrendered	(92,554)	—	—	—	(4,481)	—	(4,481)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,796)	—	—	—	(29,796)
Balance, March 31, 2022	119,601,766	$1,222	$2,991,159	$1,136,478	$(101,789)	$(376,475)	$3,650,595

	Three Months Ended March 31, 2021
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2020	118,414,853	$1,207	$3,100,633	$409,391	$(88,803)	$172,523	$3,594,951
Net earnings	—	—	—	150,406	—	—	150,406
Other comprehensive loss - net
unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	(66,142)	(66,142)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	743,444	8	6,409	—	—	—	6,417
Restricted stock surrendered	(52,655)	—	—	—	(1,908)	—	(1,908)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,587)	—	—	—	(29,587)
Balance, March 31, 2021	119,105,642	$1,215	$3,077,455	$559,797	$(90,711)	$106,381	$3,654,137

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$120,128	$150,406
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,577	12,924
Amortization of net premiums on securities available-for-sale	15,606	7,575
Amortization of intangible assets	3,649	3,079
Amortization of operating lease ROU assets	7,443	7,548
Provision for credit losses	—	(48,000)
Gain on sale of foreclosed assets	(3,177)	(73)
Provision for losses on foreclosed assets	—	14
Gain on sale of loans and leases	(60)	(139)
Gain on sale of premises and equipment	(2)	(28)
Gain on sale of securities	(104)	(101)
Unrealized gain on derivatives and foreign currencies, net	(1,176)	(546)
Earned stock compensation	7,557	6,417
Decrease in other assets	29,162	60,160
Decrease in accrued interest payable and other liabilities	(58,397)	(52,533)
Net cash provided by operating activities	134,206	146,703

Cash flows from investing activities:
Cash paid for acquisition, net	—	(121,909)
Net (increase) decrease in loans and leases	(1,448,692)	68,916
Proceeds from sales of loans and leases	36,758	72,780
Proceeds from maturities and paydowns of securities available-for-sale	243,921	200,367
Proceeds from sales of securities available-for-sale	206,192	44,652
Purchases of securities available-for-sale	(356,196)	(1,050,217)
Proceeds from sales of foreclosed assets	16,020	435
Purchases of premises and equipment, net	(7,287)	(1,936)
Proceeds from sales of premises and equipment	3	64
Net decrease (increase) in equipment leased to others under operating leases	4,661	(4,289)
Net cash used in investing activities	(1,304,620)	(791,137)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(486,082)	1,786,655
Net (decrease) increase in interest-bearing deposits	(1,286,780)	1,458,939
Net increase (decrease) in borrowings	991,000	(35,460)
Common stock repurchased and restricted stock surrendered	(4,481)	(1,908)
Cash dividends paid	(29,796)	(29,587)
Net cash (used in) provided by financing activities	(816,139)	3,178,639

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,986,553)	2,534,205
Cash, cash equivalents, and restricted cash, beginning of period	4,057,234	3,160,661
Cash, cash equivalents, and restricted cash, end of period	$2,070,681	$5,694,866

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,635	$12,421
Cash paid for income taxes	2,138	2,706
Loans transferred to foreclosed assets	304	647
Transfers from loans held for investment to loans held for sale	—	25,554

Effective February 1, 2021, the Company acquired Civic
in a transaction summarized as follows:
Fair value of assets acquired		$308,019
Cash paid		(159,237)
Liabilities assumed		$148,782
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
We are focused on relationship-based business banking to small, middle-market and venture-backed businesses nationwide. The Bank offers a broad range of loan and lease and deposit products and services through 69 full-service branches located in California, one branch located in Durham, North Carolina, one branch located in Denver, Colorado, and numerous loan production offices across the country. The Bank provides community banking products including lending and comprehensive deposit and treasury management services to small and medium-sized businesses conducted primarily through our California-based branch offices and Denver, Colorado branch office. The Bank offers national lending products including asset-based, equipment, and real estate loans and treasury management services to established middle-market businesses on a national basis. The Bank provides venture banking products including a comprehensive suite of financial services focused on entrepreneurial and venture-backed businesses and their venture capital and private equity investors, with offices located in key innovation hubs across the United States. The Bank also offers financing of business-purpose, non-owner-occupied investor properties through Civic, a wholly-owned subsidiary. The Bank also provides a specialized suite of services for the HOA industry. In addition, we provide investment advisory and asset management services to select clients through Pacific Western Asset Management Inc., a wholly-owned subsidiary of the Bank and an SEC-registered investment adviser.
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
Significant Accounting Policies
Our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission ("Form 10-K").
Accounting Standards Adopted in 2022
Effective January 1, 2022, the Company partially adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326),” specifically the amendment related to the vintage disclosures, which requires creditors that are public entities to disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” The amendment also eliminates the disclosure of gross recoveries by year of origination previously presented in Example 15 in ASC 326-20-50-79, since it is not required under the guidance in ASC 326-20-50-6. The Company updated the vintage table disclosure in Note 4. Loans and Leases to present only current-period gross charge-offs by year of origination. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. On the consolidated statements of earnings, new lines are presented for "Dividends and gains (losses) on equity investments" and "Warrant income," as those categories exceeded the disclosure materiality threshold in the fourth quarter of 2021, which previously had been included as part of "Other income."
NOTE 2. RESTRICTED CASH BALANCES
The FRBSF establishes cash reserve requirements that its member banks must maintain based on a percentage of deposit liabilities. There were no average reserves required to be held at the FRBSF for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, we pledged cash collateral for our derivative contracts of $2.0 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	March 31, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$2,982,056	$3,461	$(196,703)	$2,788,814	$2,921,993	$8,866	$(32,649)	$2,898,210
Municipal securities	2,234,457	15,158	(124,454)	2,125,161	2,248,749	75,192	(7,973)	2,315,968
Agency commercial MBS	1,627,516	3,968	(69,147)	1,562,337	1,660,516	37,664	(9,213)	1,688,967
Agency residential CMOs	962,218	2,181	(23,685)	940,714	1,021,716	22,288	(5,870)	1,038,134
U.S. Treasury securities	973,803	57	(66,117)	907,743	973,555	1,641	(8,298)	966,898
Corporate debt securities	513,981	2,619	(7,444)	509,156	514,077	13,774	(757)	527,094
Private label commercial MBS	439,909	—	(38,617)	401,292	453,314	147	(3,244)	450,217
Collateralized loan obligations	365,355	236	(1,785)	363,806	385,410	396	(444)	385,362
Private label residential CMOs	256,274	88	(18,202)	238,160	265,851	1,857	(3,291)	264,417
Asset-backed securities	112,875	375	(373)	112,877	129,387	484	(324)	129,547
SBA securities	25,655	—	(606)	25,049	28,950	726	(32)	29,644
Total	$10,494,099	$28,143	$(547,133)	$9,975,109	$10,603,518	$163,035	$(72,095)	$10,694,458
As of March 31, 2022, the Company had not recorded an allowance for credit losses on securities available-for-sale. The Company does not consider unrealized losses on such securities to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in non-credit related factors such as interest rates, market spreads, and market conditions subsequent to purchase.
As of March 31, 2022, securities available-for-sale with a fair value of $558.0 million were pledged as collateral for public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized gains for the years indicated:

	Three Months Ended
	March 31,
Sales of Securities Available-for-Sale	2022	2021
	(In thousands)
Amortized cost of securities sold	$206,088	$44,551

Gross realized gains	$1,190	$101
Gross realized losses	(1,086)	—
Net realized gains	$104	$101

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	March 31, 2022
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$2,559,148	$(189,302)	$98,722	$(7,401)	$2,657,870	$(196,703)
Municipal securities	1,584,374	(120,665)	31,483	(3,789)	1,615,857	(124,454)
Agency commercial MBS	993,615	(57,209)	102,398	(11,938)	1,096,013	(69,147)
Agency residential CMOs	441,966	(14,558)	96,639	(9,127)	538,605	(23,685)
U.S. Treasury securities	902,691	(66,117)	—	—	902,691	(66,117)
Corporate debt securities	276,481	(7,444)	—	—	276,481	(7,444)
Private label commercial MBS	390,858	(38,033)	10,433	(584)	401,291	(38,617)
Collateralized loan obligations	189,361	(1,036)	78,503	(749)	267,864	(1,785)
Private label residential CMOs	214,766	(18,202)	—	—	214,766	(18,202)
Asset-backed securities	51,934	(373)	—	—	51,934	(373)
SBA securities	23,249	(531)	1,800	(75)	25,049	(606)
Total	$7,628,443	$(513,470)	$419,978	$(33,663)	$8,048,421	$(547,133)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$2,502,536	$(31,670)	$57,329	$(979)	$2,559,865	$(32,649)
Municipal securities	505,080	(6,965)	29,726	(1,008)	534,806	(7,973)
Agency commercial MBS	440,938	(5,066)	106,745	(4,147)	547,683	(9,213)
Agency residential CMOs	216,445	(3,757)	67,340	(2,113)	283,785	(5,870)
U.S. Treasury securities	628,767	(8,298)	—	—	628,767	(8,298)
Corporate debt securities	32,761	(757)	—	—	32,761	(757)
Private label commercial MBS	397,619	(3,244)	—	—	397,619	(3,244)
Collateralized loan obligations	137,619	(374)	43,730	(70)	181,349	(444)
Private label residential CMOs	201,988	(3,291)	—	—	201,988	(3,291)
Asset-backed securities	38,742	(137)	15,762	(187)	54,504	(324)
SBA securities	—	—	1,864	(32)	1,864	(32)
Total	$5,102,495	$(63,559)	$322,496	$(8,536)	$5,424,991	$(72,095)
The securities that were in an unrealized loss position at March 31, 2022, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income (loss)" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2022
	Amortized	Fair
Maturities	Cost	Value
	(In thousands)
Due in one year or less	$43,600	$43,705
Due after one year through five years	667,668	670,477
Due after five years through ten years	3,547,627	3,354,275
Due after ten years	6,235,204	5,906,652
Total securities available-for-sale	$10,494,099	$9,975,109
CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Taxable interest	$44,642	$21,970
Non-taxable interest	8,519	8,078
Dividend income	261	217
Total interest income on investment securities	$53,422	$30,265

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
	2022	2021
	(In thousands)
Real estate mortgage	$12,052,868	$11,189,278
Real estate construction and land	3,748,539	3,491,340
Commercial	8,133,779	7,888,068
Consumer	504,563	457,622
Total gross loans and leases held for investment	24,439,749	23,026,308
Deferred fees, net	(87,677)	(84,760)
Total loans and leases held for investment, net of deferred fees	24,352,072	22,941,548
Allowance for loan and lease losses	(197,398)	(200,564)
Total loans and leases held for investment, net (1)	$24,154,674	$22,740,984
____________________
(1)    Excludes accrued interest receivable of $82.7 million and $80.3 million at March 31, 2022 and December 31, 2021, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2022
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,777	$2,323	$6,100	$3,663,641	$3,669,741
Residential	36,703	8,547	45,250	8,324,300	8,369,550
Total real estate mortgage	40,480	10,870	51,350	11,987,941	12,039,291
Real estate construction and land:
Commercial	—	—	—	802,022	802,022
Residential	21,413	5,818	27,231	2,864,236	2,891,467
Total real estate construction and land	21,413	5,818	27,231	3,666,258	3,693,489
Commercial:
Asset-based	—	449	449	4,738,771	4,739,220
Venture capital	—	—	—	2,077,339	2,077,339
Other commercial	167	549	716	1,297,420	1,298,136
Total commercial	167	998	1,165	8,113,530	8,114,695
Consumer	995	369	1,364	503,233	504,597
Total	$63,055	$18,055	$81,110	$24,270,962	$24,352,072

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$5,307	$2,236	$7,543	$3,754,756	$3,762,299
Residential	40,505	9,666	50,171	7,366,250	7,416,421
Total real estate mortgage	45,812	11,902	57,714	11,121,006	11,178,720
Real estate construction and land:
Commercial	—	—	—	832,591	832,591
Residential	7,271	2,223	9,494	2,595,042	2,604,536
Total real estate construction and land	7,271	2,223	9,494	3,427,633	3,437,127
Commercial:
Asset-based	—	464	464	4,075,013	4,075,477
Venture capital	—	—	—	2,320,593	2,320,593
Other commercial	955	3,601	4,556	1,467,425	1,471,981
Total commercial	955	4,065	5,020	7,863,031	7,868,051
Consumer	1,004	276	1,280	456,370	457,650
Total	$55,042	$18,466	$73,508	$22,868,040	$22,941,548
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2022			December 31, 2021
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$32,071	$3,637,670	$3,669,741	$27,540	$3,734,759	$3,762,299
Residential	17,463	8,352,087	8,369,550	12,292	7,404,129	7,416,421
Total real estate mortgage	49,534	11,989,757	12,039,291	39,832	11,138,888	11,178,720
Real estate construction and land:
Commercial	—	802,022	802,022	—	832,591	832,591
Residential	6,215	2,885,252	2,891,467	4,715	2,599,821	2,604,536
Total real estate construction and land	6,215	3,687,274	3,693,489	4,715	3,432,412	3,437,127
Commercial:
Asset-based	1,323	4,737,897	4,739,220	1,464	4,074,013	4,075,477
Venture capital	3,659	2,073,680	2,077,339	2,799	2,317,794	2,320,593
Other commercial	5,420	1,292,716	1,298,136	11,950	1,460,031	1,471,981
Total commercial	10,402	8,104,293	8,114,695	16,213	7,851,838	7,868,051
Consumer	387	504,210	504,597	414	457,236	457,650
Total	$66,538	$24,285,534	$24,352,072	$61,174	$22,880,374	$22,941,548

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2022, nonaccrual loans and leases included $18.1 million of loans and leases 90 or more days past due, $7.4 million of loans and leases 30 to 89 days past due, and $41.1 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2021, nonaccrual loans and leases included $18.5 million of loans and leases 90 or more days past due, $6.3 million of loans and leases 30 to 89 days past due, and $36.4 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of March 31, 2022, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $21.6 million and represented 32% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	March 31, 2022
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$35,463	$168,240	$3,466,038	$3,669,741
Residential	22,844	13,450	8,333,256	8,369,550
Total real estate mortgage	58,307	181,690	11,799,294	12,039,291
Real estate construction and land:
Commercial	—	68,864	733,158	802,022
Residential	6,215	15,780	2,869,472	2,891,467
Total real estate construction and land	6,215	84,644	3,602,630	3,693,489
Commercial:
Asset-based	4,449	60,367	4,674,404	4,739,220
Venture capital	3,722	37,083	2,036,534	2,077,339
Other commercial	8,911	10,914	1,278,311	1,298,136
Total commercial	17,082	108,364	7,989,249	8,114,695
Consumer	464	2,617	501,516	504,597
Total	$82,068	$377,315	$23,892,689	$24,352,072

	December 31, 2021
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$62,206	$191,809	$3,508,284	$3,762,299
Residential	17,700	19,848	7,378,873	7,416,421
Total real estate mortgage	79,906	211,657	10,887,157	11,178,720
Real estate construction and land:
Commercial	—	67,727	764,864	832,591
Residential	4,715	1,720	2,598,101	2,604,536
Total real estate construction and land	4,715	69,447	3,362,965	3,437,127
Commercial:
Asset-based	4,591	78,305	3,992,581	4,075,477
Venture capital	4,794	14,833	2,300,966	2,320,593
Other commercial	21,659	15,528	1,434,794	1,471,981
Total commercial	31,044	108,666	7,728,341	7,868,051
Consumer	439	1,841	455,370	457,650
Total	$116,104	$391,611	$22,433,833	$22,941,548

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months		Three Months
		Ended		Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2022	2021	2021
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$68	$—	$76	$—
Residential	4,003	—	1,883	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	600	—	116	—
Commercial:
Asset based	874	—	1,880	—
Venture capital	3,659	—	2,432	—
Other commercial	1,274	—	1,655	—
Consumer	387	—	556	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$32,003	$17	$46,360	$287
Residential	13,460	—	588	—
Real estate construction and land:
Commercial	—	—	302	—
Residential	5,615	—	300	—
Commercial:
Asset based	449	—	500	—
Venture capital	—	—	—	—
Other commercial	4,146	354	11,004	1,830
Consumer	—	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$49,534	$17	$48,907	$287
Real estate construction and land	6,215	—	718	—
Commercial	10,402	354	17,471	1,830
Consumer	387	—	556	—
Total	$66,538	$371	$67,652	$2,117

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$3,047	$9,084	$33,387	$5,171	$36,008	$27,646	$—	$114,343
3-4 Pass	81,116	497,356	544,479	307,947	500,197	1,332,409	77,592	10,599	3,351,695
5 Special mention	—	—	4,783	73,552	50,681	39,224	—	—	168,240
6-8 Classified	—	—	482	2,158	14,404	18,419	—	—	35,463
Total	$81,116	$500,403	$558,828	$417,044	$570,453	$1,426,060	$105,238	$10,599	$3,669,741
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$168	$—	$—	$168

Real Estate Mortgage:
Residential
Internal risk rating:
1-2 High pass	$—	$94,641	$23,097	$52,848	$50,593	$45,650	$1,000	$—	$267,829
3-4 Pass	1,346,363	4,241,531	559,766	559,016	531,570	686,935	140,148	98	8,065,427
5 Special mention	—	—	315	13,007	—	128	—	—	13,450
6-8 Classified	—	9,751	6,695	—	2,791	3,370	—	237	22,844
Total	$1,346,363	$4,345,923	$589,873	$624,871	$584,954	$736,083	$141,148	$335	$8,369,550
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	22,136	105,608	93,720	341,314	155,658	14,722	—	—	733,158
5 Special mention	—	—	—	—	—	68,864	—	—	68,864
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$22,136	$105,608	$93,720	$341,314	$155,658	$83,586	$—	$—	$802,022
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	182,292	872,932	789,164	807,854	169,889	15,040	21,516	10,785	2,869,472
5 Special mention	14,796	—	984	—	—	—	—	—	15,780
6-8 Classified	(356)	799	4,925	588	—	259	—	—	6,215
Total	$196,732	$873,731	$795,073	$808,442	$169,889	$15,299	$21,516	$10,785	$2,891,467
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$68,608	$151,162	$57,290	$187,578	$127,761	$248,433	$781,457	$25,004	$1,647,293
3-4 Pass	255,030	243,085	69,827	57,963	41,262	39,438	2,320,506	—	3,027,111
5 Special mention	—	—	—	33,826	11,118	3,857	11,566	—	60,367
6-8 Classified	—	—	—	—	—	(451)	4,026	874	4,449
Total	$323,638	$394,247	$127,117	$279,367	$180,141	$291,277	$3,117,555	$25,878	$4,739,220
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(17)	$—	$1,999	$—	$—	$6	$137,784	$—	$139,772
3-4 Pass	14,765	165,342	44,015	41,113	5,745	5,155	1,617,921	2,706	1,896,762
5 Special mention	—	26,956	2,445	4,538	—	1,481	1,663	—	37,083
6-8 Classified	—	492	—	—	1,500	—	63	1,667	3,722
Total	$14,748	$192,790	$48,459	$45,651	$7,245	$6,642	$1,757,431	$4,373	$2,077,339
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$—	$62,070	$9,051	$240	$4	$246	$20,646	$—	$92,257
3-4 Pass	23,414	301,454	71,590	49,401	55,452	117,879	558,276	8,588	1,186,054
5 Special mention	—	—	—	—	1,564	9,204	47	99	10,914
6-8 Classified	—	2	1	376	(3)	3,369	3,994	1,172	8,911
Total	$23,414	$363,526	$80,642	$50,017	$57,017	$130,698	$582,963	$9,859	$1,298,136
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$1,010	$1,775	$48	$2,833

Consumer
Internal risk rating:
1-2 High pass	$—	$35	$10	$—	$4	$1	$626	$—	$676
3-4 Pass	86,309	243,928	21,440	65,561	31,735	47,998	3,869	—	500,840
5 Special mention	145	1,496	51	519	—	406	—	—	2,617
6-8 Classified	—	170	—	199	—	76	1	18	464
Total	$86,454	$245,629	$21,501	$66,279	$31,739	$48,481	$4,496	$18	$504,597
Current YTD period:
Gross charge-offs	$—	$—	$22	$120	$—	$91	$—	$—	$233

Total Loans and Leases
Internal risk rating:
1-2 High pass	$68,591	$310,955	$100,531	$274,053	$183,533	$330,344	$969,159	$25,004	$2,262,170
3-4 Pass	2,011,425	6,671,236	2,194,001	2,230,169	1,491,508	2,259,576	4,739,828	32,776	21,630,519
5 Special mention	14,941	28,452	8,578	125,442	63,363	123,164	13,276	99	377,315
6-8 Classified	(356)	11,214	12,103	3,321	18,692	25,042	8,084	3,968	82,068
Total	$2,094,601	$7,021,857	$2,315,213	$2,632,985	$1,757,096	$2,738,126	$5,730,347	$61,847	$24,352,072
Current YTD period:
Gross charge-offs	$—	$—	$22	$120	$—	$1,269	$1,775	$48	$3,234
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
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	849,188	672,864	851,127	163,950	17,526	3,970	28,804	10,672	2,598,101
5 Special mention	276	1,185	—	—	259	—	—	—	1,720
6-8 Classified	849	3,278	588	—	—	—	—	—	4,715
Total	$850,313	$677,327	$851,715	$163,950	$17,785	$3,970	$28,804	$10,672	$2,604,536
Current YTD period:
Gross charge-offs	$7	$—	$—	$—	$—	$—	$—	$—	$7
Gross recoveries	—	—	—	—	—	—	—	—	—
Net	$7	$—	$—	$—	$—	$—	$—	$—	$7

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$138,836	$72,725	$178,291	$123,947	$71,940	$188,411	$706,656	$50,495	$1,531,301
3-4 Pass	242,209	71,930	59,748	45,375	8,350	34,833	1,992,677	6,158	2,461,280
5 Special mention	—	—	48,796	13,138	—	—	12,393	3,978	78,305
6-8 Classified	—	—	—	—	—	464	4,027	100	4,591
Total	$381,045	$144,655	$286,835	$182,460	$80,290	$223,708	$2,715,753	$60,731	$4,075,477
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$232	$232
Gross recoveries	—	—	—	—	—	(691)	(28)	—	(719)
Net	$—	$—	$—	$—	$—	$(691)	$(28)	$232	$(487)

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$—	$1,999	$—	$—	$(4)	$14	$228,820	$—	$230,829
3-4 Pass	229,567	58,283	46,007	7,241	1,614	4,166	1,715,057	8,202	2,070,137
5 Special mention	8,980	2,778	499	—	—	2,593	(17)	—	14,833
6-8 Classified	500	—	—	2,000	—	—	(6)	2,300	4,794
Total	$239,047	$63,060	$46,506	$9,241	$1,610	$6,773	$1,943,854	$10,502	$2,320,593
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$620	$—	$—	$620
Gross recoveries	—	—	(127)	(37)	(158)	(82)	—	—	(404)
Net	$—	$—	$(127)	$(37)	$(158)	$538	$—	$—	$216
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
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$134,825	$22,556	$261	$4	$246	$(50)	$18,206	$693	$176,741
3-4 Pass	286,281	73,328	77,487	67,591	46,939	89,408	607,197	9,822	1,258,053
5 Special mention	—	291	1	2,088	115	11,911	1,061	61	15,528
6-8 Classified	53	1	395	(3)	223	4,212	15,731	1,047	21,659
Total	$421,159	$96,176	$78,144	$69,680	$47,523	$105,481	$642,195	$11,623	$1,471,981
Current YTD period:
Gross charge-offs	$1,992	$—	$122	$47	$139	$797	$985	$2,364	$6,446
Gross recoveries	—	—	(42)	—	(268)	(4,076)	(57)	(145)	(4,588)
Net	$1,992	$—	$80	$47	$(129)	$(3,279)	$928	$2,219	$1,858

Consumer
Internal risk rating:
1-2 High pass	$36	$11	$—	$5	$4	$—	$646	$—	$702
3-4 Pass	261,678	24,195	73,860	35,623	21,707	31,916	5,689	—	454,668
5 Special mention	797	363	496	—	50	135	—	—	1,841
6-8 Classified	—	22	123	111	21	143	—	19	439
Total	$262,511	$24,591	$74,479	$35,739	$21,782	$32,194	$6,335	$19	$457,650
Current YTD period:
Gross charge-offs	$—	$185	$654	$156	$270	$188	$—	$54	$1,507
Gross recoveries	—	—	—	(27)	(13)	(79)	(1)	—	(120)
Net	$—	$185	$654	$129	$257	$109	$(1)	$54	$1,387

Total Loans and Leases
Internal risk rating:
1-2 High pass	$369,274	$135,778	$268,730	$179,933	$90,210	$238,571	$982,446	$51,188	$2,316,130
3-4 Pass	6,869,712	2,152,244	2,390,507	1,667,175	1,134,114	1,345,890	4,511,074	46,987	20,117,703
5 Special mention	12,924	13,238	126,180	91,598	74,684	55,351	13,597	4,039	391,611
6-8 Classified	6,563	9,006	18,143	10,771	6,826	41,306	19,752	3,737	116,104
Total	$7,258,473	$2,310,266	$2,803,560	$1,949,477	$1,305,834	$1,681,118	$5,526,869	$105,951	$22,941,548
Current YTD period:
Gross charge-offs	$2,027	$265	$965	$1,146	$753	$1,924	$985	$2,650	$10,715
Gross recoveries	(28)	—	(169)	(64)	(447)	(11,358)	(86)	(446)	(12,598)
Net	$1,999	$265	$796	$1,082	$306	$(9,434)	$899	$2,204	$(1,883)
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

TDRs are a result of rate reductions, term extensions, fee concessions, transfers to foreclosed assets, discounted loan payoffs, and debt forgiveness, or a combination thereof. The Company granted various commercial and consumer loan modifications to provide borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company elected to not apply TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act during its applicable period beginning on March 1, 2020 and ending on January 1, 2022. The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the periods indicated:

	Three Months Ended March 31,
	2022			2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—	$—	1	$647	$—
Residential	1	304	—	2	266	266
Commercial:
Asset-based	—	—	—	1	503	503
Venture capital	—	—	—	3	4,502	2,529
Other commercial	13	1,074	1,074	12	32,250	14,276
Consumer	—	—	—	1	20	20
Total	14	$1,378	$1,074	20	$38,188	$17,594
During the three months ended March 31, 2022, there were two other commercial loans for $78,000 restructured in the preceding 12-month period that subsequently defaulted. During the three months ended March 31, 2021, there was one residential real estate mortgage loan for $163,000 and one other commercial loan for $87,000 restructured in the preceding 12-month period that subsequently defaulted.

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$2,388	$2,080
The following table presents the components of leases receivable as of the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$189,992	$190,025
Unguaranteed residual assets	22,146	21,487
Deferred costs and other	1,352	1,373
Aggregate net investment in leases	$213,490	$212,885
The following table presents maturities of leases receivable as of the date indicated:

March 31, 2022
(In thousands)
Period ending December 31,
2022	$43,028
2023	49,649
2024	45,301
2025	29,371
2026	18,268
Thereafter	26,760
Total undiscounted cash flows	212,377
Less: Unearned income	(22,385)
Present value of lease payments	$189,992

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended March 31, 2022
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$98,053	$45,079	$48,718	$8,714	$200,564
Charge-offs	(168)	—	(2,833)	(233)	(3,234)
Recoveries	163	149	1,735	21	2,068
Net (charge-offs) recoveries	(5)	149	(1,098)	(212)	(1,166)
Provision	(11,333)	(1,067)	9,436	964	(2,000)
Balance, end of period	$86,715	$44,161	$57,056	$9,466	$197,398

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$156	$—	$1,023	$—	$1,179
Collectively evaluated	$86,559	$44,161	$56,033	$9,466	$196,219

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$44,392	$13,403	$17,813	$—	$75,608
Collectively evaluated	11,994,899	3,680,086	8,096,882	504,597	24,276,464
Ending balance	$12,039,291	$3,693,489	$8,114,695	$504,597	$24,352,072

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2021
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$138,342	$78,356	$126,403	$5,080	$348,181
Charge-offs	(368)	(700)	(2,574)	(346)	(3,988)
Recoveries	545	—	697	10	1,252
Net (charge-offs) recoveries	177	(700)	(1,877)	(336)	(2,736)
Provision	2,603	(10,881)	(45,810)	1,088	(53,000)
Balance, end of period	$141,122	$66,775	$78,716	$5,832	$292,445

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$220	$—	$1,581	$—	$1,801
Collectively evaluated	$140,902	$66,775	$77,135	$5,832	$290,644

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$52,823	$2,047	$35,285	$—	$90,155
Collectively evaluated	7,934,390	3,563,776	7,050,555	340,352	18,889,073
Ending balance	$7,987,213	$3,565,823	$7,085,840	$340,352	$18,979,228
The allowance for loan and lease losses decreased by $3.2 million in the first quarter of 2022 to $197.4 million due primarily to a provision for loan and lease losses benefit of $2.0 million driven by improvement in loan portfolio credit quality metrics combined with changes in our loan portfolio composition, offset partially by increased provisions for unfunded commitments and loan growth.
We actively participated in both rounds of the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act during 2020 and 2021, originating $1.65 billion of such loans. As of March 31, 2022, PPP loans totaled $70.4 million, net of deferred fees. The loans have two or five year terms, are fully guaranteed by the SBA, and do not carry an allowance.
A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	March 31, 2022			December 31, 2021
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$44,662	$—	$44,662	$30,817	$—	$30,817
Real estate construction and land	7,578	—	7,578	10,421	—	10,421
Commercial	—	1,986	1,986	—	7,586	7,586
Total	$52,240	$1,986	$54,226	$41,238	$7,586	$48,824

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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	March 31, 2022
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$200,564	$73,071	$273,635
Charge-offs	(3,234)	—	(3,234)
Recoveries	2,068	—	2,068
Net charge-offs	(1,166)	—	(1,166)
Provision	(2,000)	2,000	—
Balance, end of period	$197,398	$75,071	$272,469

	Three Months Ended
	March 31, 2021
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$348,181	$85,571	$433,752
Charge-offs	(3,988)	—	(3,988)
Recoveries	1,252	—	1,252
Net charge-offs	(2,736)	—	(2,736)
Provision	(53,000)	5,000	(48,000)
Balance, end of period	$292,445	$90,571	$383,016

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets, net of the valuation allowance, as of the dates indicated:

	March 31,	December 31,
Property Type	2022	2021
	(In thousands)
Commercial real estate	$—	$12,594
Multi‑family	304	—
Total other real estate owned, net	304	12,594
Other foreclosed assets	—	249
Total foreclosed assets, net	$304	$12,843
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets, Net
(In thousands)
Balance, December 31, 2021	$12,843
Transfers to foreclosed assets from loans	304
Reductions related to sales	(12,843)
Balance, March 31, 2022	$304
NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$133,850	$109,646
Addition from Civic acquisition	—	750
Fully amortized portion	—	(9,846)
Balance, end of period	133,850	100,550
Accumulated Amortization:
Balance, beginning of period	(88,893)	(86,005)
Amortization expense	(3,649)	(3,079)
Fully amortized portion	—	9,846
Balance, end of period	(92,542)	(79,238)
Net CDI and CRI, end of period	$41,308	$21,312
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

March 31, 2022
(In thousands)
Period ending December 31,
2022	$9,926
2023	9,085
2024	6,404
2025	4,087
2026	3,482
Thereafter	8,324
Net CDI and CRI	$41,308

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	March 31,	December 31,
Other Assets	2022	2021
	(In thousands)
LIHTC investments	$298,233	$297,746
Cash surrender value of BOLI	204,938	203,836
Deferred tax asset, net (1)	141,008	—
Operating lease ROU assets, net (2)	130,267	123,225
Interest receivable	120,997	120,329
Equity investments without readily determinable fair values	63,279	62,975
SBIC investments	50,558	46,861
Prepaid expenses	26,502	27,632
Taxes receivable	10,591	36,011
Equity investments with readily determinable fair values	8,814	28,578
Equity warrants (3)	3,771	3,555
Other receivables/assets	149,303	133,244
Total other assets	$1,208,261	$1,083,992
____________________
(1)    At December 31, 2021, this was a net deferred tax liability of $19.6 million.
(2)    See Note 8. Leases for further details regarding the operating lease ROU assets.
(3)    See Note 10. Derivatives for information regarding equity warrants.
NOTE 8. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Operating lease expense:
Fixed costs	$8,479	$8,496
Variable costs	23	15
Short-term lease costs	364	256
Sublease income	(1,076)	(1,099)
Net lease expense	$7,790	$7,668
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,839	$9,278
ROU assets obtained in exchange for lease obligations:
Operating leases	$17,301	$10,482

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	March 31,	December 31,
	2022	2021
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$130,267	$123,225
Operating lease liabilities	$151,459	$142,117

Weighted average remaining lease term (in years)	6.0	5.6
Weighted average discount rate	2.23%	2.23%
The following table presents the maturities of operating lease liabilities as of the date indicated:

March 31, 2022
(In thousands)
Period ending December 31,
2022	$27,467
2023	34,955
2024	27,881
2025	21,023
2026	15,889
Thereafter	35,547
Total operating lease liabilities	162,762
Less: Imputed interest	(11,303)
Present value of operating lease liabilities	$151,459
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings. The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" in the three months ended March 31, 2022 and 2021.
The following table presents the rental payments to be received on operating leases as of the date indicated:

March 31, 2022
(In thousands)
Period ending December 31,
2022	$35,552
2023	39,743
2024	34,753
2025	27,428
2026	21,670
Thereafter	43,191
Total undiscounted cash flows	$202,337

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$629,000	0.43%	$—	—%
FHLB unsecured overnight advance	112,000	0.34%	—	—%
AFX short-term borrowings	250,000	0.36%	—	—%
Total borrowings	$991,000	0.40%	$—	—%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of March 31, 2022 of $3.6 billion, collateralized by a blanket lien on $5.6 billion of qualifying loans. As of March 31, 2022, the balance outstanding was $629.0 million, which consisted of a $629.0 million overnight advance. As of December 31, 2021, there was no balance outstanding.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2022, the Bank had secured borrowing capacity of $2.4 billion collateralized by liens covering $2.9 billion of qualifying loans. As of March 31, 2022 and December 31, 2021, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $112.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which there was a $112.0 million balance outstanding at March 31, 2022 and no balance outstanding at December 31, 2021.
Federal Funds Arrangements with Commercial Banks. As of March 31, 2022, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2022 and December 31, 2021, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2022, the balance outstanding was $250.0 million, which consisted of $250.0 million in overnight borrowings. As of December 31, 2021, there was no balance outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	March 31, 2022		December 31, 2021		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset) (6)
	(Dollars in thousands)
Subordinated notes, net (2)	$394,758	3.25%	$394,634	3.25%	4/30/2021	5/1/2031	Fixed rate (3)
Trust V	10,310	4.02%	10,310	3.32%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	3.88%	10,310	3.25%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	3.87%	5,155	3.17%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	3.05%	61,856	2.88%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	2.52%	20,619	1.89%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	2.43%	16,495	1.80%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	2.38%	10,310	1.75%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	2.78%	82,475	2.15%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	2.25%	128,866	2.08%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	2.25%	51,545	2.08%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	2.25%	51,550	2.08%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (4)	28,525	1.50%	29,306	1.49%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	2.25%	16,470	2.08%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	2.25%	6,650	2.08%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	2.25%	39,177	2.08%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Total subordinated debt	935,071	2.81%	935,728	2.64%
Acquisition discount (5)	(71,191)		(72,445)
Net subordinated debt	$863,880		$863,283
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $5.2 million.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  DERIVATIVES
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	March 31, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$87,003	$2,620	$87,470	$992
Foreign exchange contracts	28,463	1,936	28,463	1,517
Interest rate and economic contracts	115,466	4,556	115,933	2,509
Equity warrant assets	18,602	3,771	18,539	3,555
Total	$134,068	$8,327	$134,472	$6,064

Derivative Liabilities:
Interest rate contracts	$87,003	$2,500	$87,470	$931
Foreign exchange contracts	28,463	—	28,463	—
Total	$115,466	$2,500	$115,933	$931
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
NOTE 11.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	March 31,	December 31,
	2022	2021
	(In thousands)
Loan commitments to extend credit	$9,899,345	$9,006,350
Standby letters of credit	321,742	345,769
Total	$10,221,087	$9,352,119
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $75.1 million at March 31, 2022 and $73.1 million at December 31, 2021.

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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of March 31, 2022 and December 31, 2021, we had commitments to contribute capital to these entities totaling $84.8 million and $85.9 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

March 31, 2022
(In thousands)
Period ending December 31,
2022	$38,496
2023	46,276
Total	$84,772
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
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Operations and Summary of Significant Accounting Policies, and Note 15. Fair Value Measurements, to the Consolidated Financial Statements of the Company's Form 10-K.
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At March 31, 2022, the fair value of these investments was $50.6 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	March 31, 2022
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$2,788,814	$—	$2,788,814	$—
Municipal securities	2,125,161	—	2,125,161	—
Agency commercial MBS	1,562,337	—	1,562,337	—
Agency residential CMOs	940,714	—	940,714	—
U.S. Treasury securities	907,743	907,743	—	—
Corporate debt securities	509,156	—	509,156	—
Private label commercial MBS	401,292	—	395,716	5,576
Collateralized loan obligations	363,806	—	363,806	—
Private label residential CMOs	238,160	—	238,160	—
Asset-backed securities	112,877	—	112,877	—
SBA securities	25,049	—	25,049	—
Total securities available-for-sale	$9,975,109	$907,743	$9,061,790	$5,576
Equity investments with readily determinable fair values	$8,814	$8,814	$—	$—
Derivatives (1):
Equity warrants	3,771	—	—	3,771
Interest rate and economic contracts	4,556	—	4,556	—
Derivative liabilities	2,500	—	2,500	—

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
During the three months ended March 31, 2022, there was a $7,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 private label commercial MBS available-for-sale measured at fair value on a recurring basis as of the date indicated:

	March 31, 2022
	Private Label Commercial MBS
	Input or	Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Voluntary annual prepayment speeds (2)	15.0%	15.0%
Annual default rates (2)	2.0%	2.0%
Loss severity rates (2)	60.0%	60.0%
Discount rates	4.6% - 4.8%	4.8%
____________________
(1)    Discount rates for private label commercial MBS were weighted by the relative fair values of the instruments.
(2)    Voluntary annual prepayment speeds, annual default rates, and loss severity rates were the same for all of the private label commercial MBS.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	March 31, 2022
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	22.6% - 124.9%	28.2%
Risk-free interest rate	0.2% - 2.5%	2.3%
Remaining life assumption (in years)	0.08 - 4.98	3.07
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label commercial MBS available-for-sale and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private Label	Equity
	Commercial MBS	Warrants
	(In thousands)
Balance, December 31, 2021	$15,001	$3,555
Total included in earnings	(4)	629
Total included in other comprehensive income (loss)	(94)	—
Issuances	—	178
Net settlements	(9,327)	—
Exercises and settlements	—	(584)
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	(7)
Balance, March 31, 2022	$5,576	$3,771

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$(53)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	March 31, 2022
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$13,243	$—	$—	$13,243
Total non-recurring	$13,243	$—	$—	$13,243

	Fair Value Measurement as of
	December 31, 2021
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$30,882	$—	$2,915	$27,967
Total non-recurring	$30,882	$—	$2,915	$27,967

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended
Losses on Assets	March 31,
Measured on a Non-Recurring Basis	2022	2021
	(In thousands)
Individually evaluated loans and leases	$434	$702
OREO	—	14
Total losses	$434	$716
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	March 31, 2022
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(Dollars in thousands)
Individually evaluated
loans and leases	$9,609	Discounted cash flows	Discount rates	5.50% - 9.25%	6.82%
Individually evaluated
loans and leases	3,634	Third party appraisals	No discounts
Total non-recurring Level 3	$13,243
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$205,446	$205,446	$205,446	$—	$—
Interest-earning deposits in financial institutions	1,865,235	1,865,235	1,865,235	—	—
Securities available-for-sale	9,975,109	9,975,109	907,743	9,061,790	5,576
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	24,154,674	23,922,460	—	—	23,922,460
Equity investments with readily determinable fair values	8,814	8,814	8,814	—	—
Equity warrants	3,771	3,771	—	—	3,771
Interest rate and economic contracts	4,556	4,556	—	4,556	—
Servicing rights	1,002	1,002	—	—	1,002

Financial Liabilities:
Core deposits	31,676,404	31,676,404	—	31,676,404	—
Non-core non-maturity deposits	322,732	322,732	—	322,732	—
Time deposits	1,225,759	1,216,711	—	1,216,711	—
Borrowings	991,000	991,000	991,000	—	—
Subordinated debt	863,880	883,960	—	883,960	—
Derivative liabilities	2,500	2,500	—	2,500	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$112,548	$112,548	$112,548	$—	$—
Interest-earning deposits in financial institutions	3,944,686	3,944,686	3,944,686	—	—
Securities available-for-sale	10,694,458	10,694,458	966,898	9,712,559	15,001
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	22,740,984	23,461,156	—	2,915	23,458,241
Equity investments with readily determinable fair values	28,578	28,578	28,578	—	—
Equity warrants	3,555	3,555	—	—	3,555
Interest rate and economic contracts	2,509	2,509	—	2,509	—
Servicing rights	1,228	1,228	—	—	1,228

Financial Liabilities:
Core deposits	32,734,949	32,734,949	—	32,734,949	—
Non-core non-maturity deposits	889,976	889,976	—	889,976	—
Time deposits	1,372,832	1,371,527	—	1,371,527	—
Borrowings	—	—	—	—	—
Subordinated debt	863,283	917,342	—	917,342	—
Derivative liabilities	931	931	—	931	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2022, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13.  EARNINGS PER SHARE
The following table presents the computations of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$120,128	$150,406
Less: Earnings allocated to unvested restricted stock(1)	(2,037)	(2,355)
Net earnings allocated to common shares	$118,091	$148,051

Weighted-average basic shares and unvested restricted
stock outstanding	119,595	118,852
Less: Weighted-average unvested restricted stock
outstanding	(2,246)	(2,003)
Weighted-average basic shares outstanding	117,349	116,849

Basic earnings per share	$1.01	$1.27

Diluted Earnings Per Share:
Net earnings allocated to common shares	$118,091	$148,051

Weighted-average diluted shares outstanding	117,349	116,849

Diluted earnings per share	$1.01	$1.27
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

	Three Months Ended March 31,
	2022		2021
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$322,904	$—	$273,337	$—
Noninterest income:
Service charges on deposit accounts	3,571	3,571	2,934	2,934
Other commissions and fees	11,580	3,773	9,158	2,857
Leased equipment income	13,094	—	11,354	—
Gain on sale of loans	60	—	139	—
Gain on sale of securities	104	—	101	—
Dividends and (losses) gains on equity securities	(11,375)	—	10,904	—
Warrant income	629	—	6,123	—
Other income	3,155	(2)	4,116	180
Total noninterest income	20,818	7,342	44,829	5,971
Total revenue	$343,722	$7,342	$318,166	$5,971
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Products and services transferred at a point in time	$3,926	$2,997
Products and services transferred over time	3,416	2,974
Total revenue from contracts with customers	$7,342	$5,971
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Receivables, which are included in "Other assets"	$1,152	$1,066
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$196	$229
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the three months ended March 31, 2022 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $33,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  STOCK-BASED COMPENSATION
At the annual meeting of stockholders held on May 11, 2021, the Company's stockholders approved the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the “Amended and Restated 2017 Plan”). The Company’s Amended and Restated 2017 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until December 31, 2026. The Amended and Restated 2017 Plan authorizes grants of stock-based compensation instruments to issue up to 6,650,000 shares. As of March 31, 2022, there were 2,905,529 shares available for grant under the Amended and Restated 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $7.6 million and $6.4 million for the three months ended March 31, 2022 and 2021. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of March 31, 2022 totaled $67.3 million.
Time-Based Restricted Stock Awards
At March 31, 2022, there were 2,154,646 shares of unvested TRSAs outstanding. TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying award on the grant date and is recognized over the vesting period using the straight-line method.
Performance-Based Restricted Stock Units
At March 31, 2022, there were 505,647 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The shares underlying the PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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

January 1, 2023
The Company will apply the amendments prospectively to business combinations occurring on or after the effective date. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326)
This standard eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors, in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for restructurings involving borrowers that are experiencing financial difficulty. Additionally, the amendments in this standard eliminate inconsistency in previous guidance by requiring creditors that are public business entities to disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases, but eliminates the disclosure of gross recoveries by year of origination previously presented in Example 15 in ASC 326-20-50-79.
An entity may elect to adopt the amendments on TDRs and related disclosure enhancements separately from the amendments relating to vintage disclosures. The amendments should be applied prospectively except as provided in the next sentence. For amendments related to the recognition and measurement of TDRs, an entity has the option to apply the amendments either prospectively or through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption using the modified retrospective transition method. Additionally, early adoption is permitted.

January 1, 2023
The Company has elected to adopt the amendments on TDRs and related disclosure enhancements separately from the amendments relating to vintage disclosures, which we early adopted on January 1, 2022.
The Company is currently evaluating the impact the TDR amendments will have on its consolidated financial statements and related disclosures upon adoption.

NOTE 17. RELATED PARTY TRANSACTIONS
In February 2022, the Company purchased $133.1 million in unpaid principal balances of single-family residential mortgage loans from a privately owned non-affiliated bank holding company. In addition, the Company entered into a subservicing agreement with the bank holding company pursuant to which it would service the purchased loans on an ongoing basis and the Company could outsource servicing of loans purchased from third parties to it. The Company’s Chairman of the Board of Directors is a director of the non-affiliated bank holding company.
The transactions described above were approved by the Audit Committee of the Board of Directors in accordance with our related party transactions policy.
NOTE 18.  SUBSEQUENT EVENTS
Common Stock Dividends
On May 2, 2022, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share. The cash dividend is payable on May 31, 2022 to stockholders of record at the close of business on May 16, 2022.
The Company has evaluated events that have occurred subsequent to March 31, 2022 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

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
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2022, accounted for 93.7% of net revenue (net interest income plus noninterest income).
At March 31, 2022, the Company had total assets of $39.2 billion, including $24.4 billion of total loans and leases, net of deferred fees, $10.0 billion of securities available-for-sale, and $1.9 billion of interest-earning deposits in financial institutions compared to $40.4 billion of total assets, including $22.9 billion of total loans and leases, net of deferred fees, $10.7 billion of securities available-for-sale, and $3.9 billion of interest-earning deposits in financial institutions at December 31, 2021. The $1.2 billion decrease in total assets since year-end was due primarily to a $2.1 billion decrease in interest-earning deposits in financial institutions and a $719.3 million decrease in securities available-for-sale, offset partially by a $1.4 billion increase in loans and leases, net of deferred fees. The decrease in investment securities was due primarily to a decline in fair value as the portfolio had a net pre-tax unrealized gain of $90.9 million at December 31, 2021 that decreased to a net pre-tax unrealized loss of $519.0 million at March 31, 2022.
At March 31, 2022, the Company had total liabilities of $35.6 billion, including total deposits of $33.2 billion and borrowings of $991.0 million, compared to $36.4 billion of total liabilities, including $35.0 billion of total deposits and no borrowings at December 31, 2021. The $844.7 million decrease in total liabilities since year-end was due mainly to decreases of $1.1 billion in core deposits and $567.2 million in non-core non-maturity deposits, offset partially by an increase in overnight borrowings of $991.0 million. The decrease in core deposits was due primarily to a decline in balances from our venture banking clients of $1.5 billion, offset partially by an increase in community banking and national lending deposits of $415 million. At March 31, 2022, core deposits totaled $31.7 billion, or 95% of total deposits, including $14.1 billion of noninterest-bearing demand deposits, or 42% of total deposits.

At March 31, 2022, the Company had total stockholders' equity of $3.7 billion compared to $4.0 billion at December 31, 2021. The $349.0 million decrease in stockholders' equity since year-end was due mainly to a $442.4 million decrease in accumulated other comprehensive income (loss) due to the investment securities portfolio going from a net unrealized gain of $66.0 million to a net unrealized loss of $376.5 million, and $29.8 million of cash dividends paid, offset partially by $120.1 million in net earnings. Consolidated capital ratios decreased given the increase in risk-weighted assets of $1.8 billion, primarily from loan growth, resulting in common equity Tier 1 capital, Tier 1 capital, and total capital ratios of 8.64%, 9.07%, and 12.27% at March 31, 2022.
Recent Events
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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended
		March 31,
Efficiency Ratio		2022	2021
		(Dollars in thousands)
Noninterest expense		$167,426	$150,136
Less:	Intangible asset amortization	3,649	3,079
	Foreclosed assets (income) expense, net	(3,353)	1
	Acquisition, integration and reorganization costs	—	3,425
	Noninterest expense used for efficiency ratio	$167,130	$143,631

Net interest income (tax equivalent)		$312,651	$264,635
Noninterest income		20,818	44,829
	Net revenues	333,469	309,464
Less:	Gain on sale of securities	104	101
	Net revenues used for efficiency ratio	$333,365	$309,363

Efficiency ratio		50.1%	46.4%

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

		Three Months Ended
		March 31,
Return on Average Tangible Equity		2022	2021
		(Dollars in thousands)
Net earnings		$120,128	$150,406
Add:	Intangible asset amortization	3,649	3,079
	Adjusted net earnings used for return on average tangible equity	$123,777	$153,485

Average stockholders' equity		$3,847,481	$3,617,248
Less:	Average intangible assets	1,449,056	1,192,780
	Average tangible common equity	$2,398,425	$2,424,468

Return on average equity (1)		12.66%	16.86%
Return on average tangible equity (2)		20.93%	25.67%
___________________________________
(1)     Annualized net earnings divided by average stockholders' equity.
(2)     Annualized adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio and	March 31,	December 31,
Tangible Book Value Per Share	2022	2021
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,650,595	$3,999,630
Less: Intangible assets	1,447,044	1,450,693
Tangible common equity	$2,203,551	$2,548,937

Total assets	$39,249,639	$40,443,344
Less: Intangible assets	1,447,044	1,450,693
Tangible assets	$37,802,595	$38,992,651

Equity to assets ratio	9.30%	9.89%
Tangible common equity ratio (1)	5.83%	6.54%
Book value per share	$30.52	$33.45
Tangible book value per share (2)	$18.42	$21.31
Shares outstanding	119,601,766	119,584,854
_______________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Tangible common equity divided by shares outstanding.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$322,904	$273,337
Interest expense	(14,187)	(12,068)
Net interest income	308,717	261,269
Provision for credit losses	—	48,000
Noninterest income	20,818	44,829
Noninterest expense	(167,426)	(150,136)
Earnings before income taxes	162,109	203,962
Income tax expense	(41,981)	(53,556)
Net earnings	$120,128	$150,406

Per Common Share Data:
Diluted earnings per share	$1.01	$1.27
Book value per share	$30.52	$30.68
Tangible book value per share (1)	$18.42	$20.39

Performance Ratios:
Return on average assets	1.22%	1.94%
Return on average tangible equity (1)	20.93%	25.67%
Net interest margin (tax equivalent)	3.43%	3.69%
Yield on average loans and leases (tax equivalent)	4.66%	5.20%
Cost of average total deposits	0.07%	0.11%
Efficiency ratio	50.1%	46.4%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	8.64%	10.39%
Tier 1 capital ratio	9.07%	10.39%
Total capital ratio	12.27%	13.60%
_____________________________
(1)    See "- Non-GAAP Measurements."

First Quarter of 2022 Compared to First Quarter of 2021
Net earnings for the first quarter of 2022 were $120.1 million, or $1.01 per diluted share, compared to net earnings for the first quarter of 2021 of $150.4 million, or $1.27 per diluted share. The $30.3 million decrease in net earnings from the year-ago quarter was due mainly to a higher provision for credit losses of $48.0 million, lower noninterest income of $24.0 million and higher operating expense of $17.3 million, offset partially by higher net interest income of $47.4 million and lower income tax expense of $11.6 million. The increase in the provision for credit losses for the first quarter of 2022 from the year-ago quarter was due to no provision in the first quarter of 2022 compared to a provision benefit of $48.0 million in the first quarter of 2021 as there were improvements in certain key macro-economic forecast variables in the first quarter of 2021. Noninterest income decreased primarily due to a $22.3 million decrease in dividends and gains on equity investments and a $5.5 million decrease in warrant income due to less capital markets activity in the first quarter of 2022. Noninterest expense increased primarily due to an increase of $12.4 million in compensation expense, due mostly to the incremental expense of the higher headcount in 2022 from the acquired operations of Civic and the HOA Business. Net interest income increased due mainly to higher income on investment securities and loans and leases due primarily to higher average balances. The decrease in income tax expense was due primarily to lower pre-tax earnings in the first quarter of 2022 compared to the year-ago quarter.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	March 31, 2022			March 31, 2021
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$23,433,019	$269,521	4.66%	$18,927,314	$242,846	5.20%
Investment securities (2)(4)	10,397,709	55,594	2.17%	5,383,140	32,329	2.44%
Deposits in financial institutions	3,083,159	1,723	0.23%	4,790,231	1,528	0.13%
Total interest‑earning assets (2)	36,913,887	326,838	3.59%	29,100,685	276,703	3.86%
Other assets	2,969,417			2,315,197
Total assets	$39,883,304			$31,415,882

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,094,623	1,776	0.10%	$6,401,869	2,232	0.14%
Money market	10,852,454	3,461	0.13%	7,975,996	3,278	0.17%
Savings	642,709	39	0.02%	572,959	35	0.02%
Time	1,278,609	932	0.30%	1,493,267	1,955	0.53%
Total interest‑bearing deposits	19,868,395	6,208	0.13%	16,444,091	7,500	0.18%
Borrowings	298,444	161	0.22%	226,053	193	0.35%
Subordinated debt	863,572	7,818	3.67%	466,101	4,375	3.81%
Total interest‑bearing liabilities	21,030,411	14,187	0.27%	17,136,245	12,068	0.29%
Noninterest‑bearing demand deposits	14,463,667			10,173,459
Other liabilities	541,745			488,930
Total liabilities	36,035,823			27,798,634
Stockholders’ equity	3,847,481			3,617,248
Total liabilities and
stockholders' equity	$39,883,304			$31,415,882
Net interest income (2)		$312,651			$264,635
Net interest rate spread (2)			3.32%			3.57%
Net interest margin (2)			3.43%			3.69%

Total deposits (5)	$34,332,062	$6,208	0.07%	$26,617,550	$7,500	0.11%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $5.7 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.
(4)    Includes tax-equivalent adjustments of $2.2 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
(5)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

First Quarter of 2022 Compared to First Quarter of 2021
Net interest income increased by $47.4 million to $308.7 million for the first quarter of 2022 compared to $261.3 million for the first quarter of 2021 due mainly to higher income on loans and leases and investment securities attributable to higher average balances, offset partially by lower yields on average loans and leases and average investment securities. The tax-equivalent yield on investment securities was 2.17% for the first quarter of 2022, compared to 2.44% for the same quarter of 2021. The tax equivalent yield on average loans and leases was 4.66% for the first quarter of 2022, compared to 5.20% for the same quarter of 2021.
The tax equivalent NIM was 3.43% for the first quarter of 2022 compared to 3.69% for the comparable quarter last year. The decrease in the tax equivalent NIM was due mostly to the lower yields on average loans and leases and average investment securities, offset partially by the change in the mix of average interest-earning assets driven by the increase in the balance of average loans and leases and investment securities as a percentage of average interest-earning assets from 84% to 92% and the decrease in the balance of average deposits in financial institutions as a percentage of average interest-earning assets from 16% to 8%. The balance of average loans and leases increased by $4.5 billion, the balance of average investment securities increased by $5.0 billion, and the balance of average deposits in financial institutions declined by $1.7 billion.
The cost of average total deposits decreased to 0.07% for the first quarter of 2022 from 0.11% for the first quarter of 2021 due mainly to lower rates paid on deposits in conjunction with decreased market rates.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and information regarding credit quality metrics for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands)
Provision For Credit Losses:
(Reduction in) addition to allowance for loan and lease losses	$(2,000)	$(53,000)
Addition to (reduction in) reserve for unfunded loan commitments	2,000	5,000
Total provision for credit losses	$—	$(48,000)

Credit Quality Metrics:
Net charge-offs on loans and leases
held for investment (1)	$1,166	$2,736
Annualized net charge-offs to average loans and leases	0.02%	0.06%
At quarter-end:
Allowance for credit losses	$272,469	$383,016
Allowance for credit losses to loans and leases held for investment	1.12%	2.02%
Allowance for credit losses to nonaccrual loans and leases held for investment	409.5%	566.2%
Nonaccrual loans and leases held for investment	$66,538	$67,652
Performing TDRs held for investment	$16,781	$27,999
Classified loans and leases held for investment	$82,068	$163,117
Special mention loans and leases held for investment	$377,315	$632,997
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
There was no provision for credit losses for the first quarter of 2022 compared to a provision benefit of $48.0 million for the first quarter of 2021. During the first quarter of 2022, continued credit quality improvement combined with the changes in our loan portfolio composition, offset by the provision need for growth in loans and unfunded commitments, resulted in no provision for the quarter. During the first quarter of 2021, a provision benefit was recorded as a result of improvement in both macro-economic forecast variables and loan portfolio credit quality metrics.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31,
Noninterest Income	2022	2021
	(In thousands)
Other commissions and fees	$11,580	$9,158
Leased equipment income	13,094	11,354
Service charges on deposit accounts	3,571	2,934
Gain on sale of loans and leases	60	139
Gain on sale of securities	104	101
Dividends and (losses) gains on equity investments	(11,375)	10,904
Warrant income	629	6,123
Other	3,155	4,116
Total noninterest income	$20,818	$44,829
First Quarter of 2022 Compared to First Quarter of 2021
Noninterest income decreased by $24.0 million to $20.8 million for the first quarter of 2022 compared to $44.8 million for the first quarter of 2021 due mainly to decreases of $5.5 million in warrant income and $22.3 million in dividends and gains (losses) on equity investments. Both of these items decreased in the first quarter of 2022 due to decreased capital market activity and volatility resulting from geopolitical tensions and inflationary pressures. Warrant income decreased due principally to fewer gains from exercised warrants, driven by the less active capital markets. The decrease in dividends and gains (losses) on equity investments was due primarily to lower gains on sales of equity investments, higher fair value losses on equity investments still held, and lower income distributions and fair value marks on SBIC investments. The net realized and unrealized losses on equity investments were $12.2 million in the first quarter of 2022, with one equity investment accounting for $7.5 million of the total net losses. As of March 31, 2022, we held six equity investments with a carrying value of $8.8 million, two of which were sold in April reducing the balance to $0.1 million.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31,
Noninterest Expense	2022	2021
	(In thousands)
Compensation	$92,240	$79,882
Occupancy	15,200	14,054
Leased equipment depreciation	9,189	8,969
Data processing	9,629	6,957
Other professional services	5,954	5,126
Customer related expense	12,655	4,818
Loan expense	5,157	3,193
Insurance and assessments	5,490	4,903
Intangible asset amortization	3,649	3,079
Acquisition, integration and reorganization costs	—	3,425
Foreclosed assets (income) expense, net	(3,353)	1
Other	11,616	15,729
Total noninterest expense	$167,426	$150,136
First Quarter of 2022 Compared to First Quarter of 2021
Noninterest expense increased by $17.3 million to $167.4 million for the first quarter of 2022 compared to $150.1 million for the first quarter of 2021 due primarily to an increase of $12.4 million in compensation expense, an increase of $7.8 million in customer related expense, and an increase of $2.7 million in data processing expense due mostly to the incremental expense related to the increased headcount and operations in 2022 due to the Civic and HOA Business operations that were acquired in 2021. These increases were partially offset by a $3.4 million increase in foreclosed assets income due mostly to a $3.2 million gain on the sale of our largest foreclosed asset in the first quarter of 2022.
Income Taxes
The effective tax rate for the first quarter of 2022 was 25.9% compared to 26.3% for the first quarter of 2021. The Company’s blended statutory tax rate for federal and state is 27.5% and the effective tax rate for the full year 2022 is estimated to be in the range of 25-27%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	March 31, 2022			December 31, 2021
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$2,788,814	28%	6.2	$2,898,210	27%	2.9
Municipal securities	2,125,161	21%	8.0	2,315,968	22%	7.7
Agency commercial MBS	1,562,337	16%	5.1	1,688,967	16%	5.2
Agency residential CMOs	940,714	10%	3.4	1,038,134	10%	3.2
U.S. Treasury securities	907,743	9%	6.3	966,898	9%	6.6
Corporate debt securities	509,156	5%	3.9	527,094	5%	4.2
Private label commercial MBS	401,292	4%	7.4	450,217	4%	7.5
Collateralized loan obligations	363,806	4%	0.1	385,362	4%	0.1
Private label residential CMOs	238,160	2%	5.3	264,417	2%	3.9
Asset-backed securities	112,877	1%	—	129,547	1%	0.1
SBA securities	25,049	—%	2.4	29,644	—%	3.7
Total securities available-for-sale	$9,975,109	100%	5.7	$10,694,458	100%	4.8
The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	March 31, 2022
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$517,471	24%
Texas	456,268	21%
Washington	329,987	16%
Oregon	132,834	6%
Maryland	66,926	3%
Georgia	61,836	3%
New York	61,669	3%
Minnesota	60,445	3%
Colorado	53,637	3%
Florida	40,397	2%
Total of ten largest states	1,781,470	84%
All other states	343,691	16%
Total municipal securities	$2,125,161	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	March 31, 2022		December 31, 2021
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Commercial real estate	$2,495,649	10%	$2,545,517	11%
SBA program	621,911	3%	623,579	3%
Hotel	552,181	2%	593,203	3%
Total commercial real estate mortgage	3,669,741	15%	3,762,299	17%
Multi-family	4,080,257	17%	3,916,317	17%
Residential mortgage	2,977,986	12%	2,449,693	11%
Investor-owned residential	1,311,307	6%	1,050,411	4%
Total residential real estate mortgage	8,369,550	35%	7,416,421	32%
Total real estate mortgage	12,039,291	50%	11,178,720	49%
Real estate construction and land:
Commercial real estate construction and land	802,022	3%	832,591	4%
Residential construction	2,421,694	10%	2,182,091	9%
Construction - renovation	469,773	2%	422,445	2%
Total residential real estate construction and land	2,891,467	12%	2,604,536	11%
Total real estate construction and land (1)	3,693,489	15%	3,437,127	15%
Total real estate	15,732,780	65%	14,615,847	64%
Commercial:
Lender finance	3,100,621	13%	2,617,712	11%
Equipment finance	770,761	3%	681,266	3%
Premium finance	650,791	2%	586,267	3%
Other asset-based	217,047	1%	190,232	1%
Total asset-based	4,739,220	19%	4,075,477	18%
Equity fund loans	1,543,491	7%	1,707,143	7%
Venture lending	533,848	2%	613,450	3%
Total venture capital	2,077,339	9%	2,320,593	10%
Secured business loans	478,560	2%	486,088	2%
Paycheck Protection Program	70,420	—%	156,699	1%
Other lending	749,156	3%	829,194	3%
Total other commercial	1,298,136	5%	1,471,981	6%
Total commercial	8,114,695	33%	7,868,051	34%
Consumer	504,597	2%	457,650	2%
Total loans and leases held for investment,
net of deferred fees	$24,352,072	100%	$22,941,548	100%
 ________________________________
(1)    Includes land and acquisition and development loans of $165.4 million at March 31, 2022 and $151.8 million at December 31, 2021.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	March 31, 2022		December 31, 2021
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$9,372,463	60%	$8,916,633	61%
Colorado	779,652	5%	721,343	5%
Florida	735,154	5%	556,057	4%
New York	620,051	4%	675,948	5%
Washington	532,633	3%	500,836	3%
Texas	475,204	3%	392,836	3%
Oregon	406,690	3%	375,223	3%
Nevada	375,481	2%	346,838	2%
Arizona	335,602	2%	253,289	2%
New Jersey	250,997	1%	214,087	1%
Total of 10 largest states	13,883,927	88%	12,953,090	89%
All other states	1,848,853	12%	1,662,757	11%
Total real estate loans held for investment, net of deferred fees	$15,732,780	100%	$14,615,847	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

Three Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	March 31, 2022
(Dollars in thousands)
Balance, beginning of period	$22,941,548
Additions:
Production	2,574,860
Disbursements	1,589,152
Total production and disbursements	4,164,012
Reductions:
Payoffs	(1,448,680)
Paydowns	(1,264,571)
Total payoffs and paydowns	(2,713,251)
Sales	(36,698)
Transfers to foreclosed assets	(305)
Charge-offs	(3,234)
Total reductions	(2,753,488)
Net increase	1,410,524
Balance, end of period	$24,352,072

Weighted average rate on production (2)	4.31%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 24 basis points to loan yields for the three months ended March 31, 2022.

Allowance for Credit Losses on Loans and Leases Held for Investment
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The amortized cost basis of loans and leases does not include interest receivable, which is included in "Other assets" on the condensed consolidated balance sheets. The "Provision for credit losses" on the condensed consolidated statement of earnings is a combination of the provision for loan and lease losses and the provision for unfunded loan commitments.
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
In calculating our allowance for credit losses, we continued to consider the ongoing COVID-19 pandemic as well as recent increases in inflation and the Russia-Ukraine conflict in our process for estimating expected credit losses given the changes in economic forecasts and assumptions along with the uncertainty related to the severity and duration of the economic consequences resulting from such events. Our methodology and framework along with the 4-quarter reasonable and supportable forecast period and 2-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2020. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.
In the first quarter of 2022, we used the Moody’s Consensus Forecast dated March 10, 2022 for the calculation of our quantitative component, which is consistent with each of the quarters in 2021. The economic forecast was relatively consistent with the prior quarter; however, the quantitative component of the allowance for credit losses increased due to provisions for net loan growth.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. During the first quarter of 2021, we added qualitative components that were based on management’s assessment of various qualitative factors such as economic conditions and collateral dependency. These qualitative components were primarily related to certain loan portfolios including hotels, retail, and office properties that were more directly affected by the COVID-19 pandemic and may react more slowly to the improvements in the general economic conditions. These sectors may see a slower economic recovery to pre-pandemic levels due to changes in consumer behavior such as less business travel due to more virtual meetings, more online shopping versus in person shopping, or the potential for more permanent shifts to remote or hybrid working arrangements. Additionally, small businesses in these sectors may face greater challenges once debt relief and PPP funding is exhausted. Throughout 2021, these qualitative adjustments were updated based on evolving forecasts of property values and the pace of recovery for small businesses. During the first quarter of 2022, forecasted property values for hotels, retail, and office properties improved and, therefore, our pandemic-specific qualitative adjustments were decreased.
The decrease in qualitative adjustments were offset by an increase in the quantitative reserve for net loan growth and, as a result, no credit loss provision was recognized during the first quarter of 2022. The allowance for credit losses as a percentage of loans and leases held for investment decreased slightly due to loan growth in lending areas with lower credit risk and is consistent with improvements in credit quality and minimal charge-offs.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions on certain assumptions. We calculated alternative values for our March 31, 2022 ACL using various alternative forecast scenarios provided by Moody’s including Moody's Baseline, S5 Slower Trend Growth, and Russia-Ukraine Lengthy Conflict and the calculated amounts for the quantitative component differed from the Consensus Forecast ranging from lower by 0.31% to higher by 3.89%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
Allowance for Credit Losses Data	2022	2021
	(Dollars in thousands)
Allowance for loan and lease losses	$197,398	$200,564
Reserve for unfunded loan commitments	75,071	73,071
Total allowance for credit losses	$272,469	$273,635

Allowance for loan and lease losses to loans and leases held for investment	0.81%	0.87%
Allowance for loan and lease losses to loans and leases held for investment,
excluding PPP loans	0.81%	0.88%
Allowance for credit losses to loans and leases held for investment	1.12%	1.19%
Allowance for credit losses to loans and leases held for investment,
excluding PPP loans	1.12%	1.20%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended
	March 31,
Allowance for Credit Losses Roll Forward	2022	2021
	(Dollars in thousands)
Balance, beginning of period	$273,635	$433,752
Provision for credit losses:
Reduction in allowance for loan and lease losses	(2,000)	(53,000)
Addition to reserve for unfunded loan commitments	2,000	5,000
Total provision for credit losses	—	(48,000)
Loans and leases charged off:
Real estate mortgage	(168)	(368)
Real estate construction and land	—	(700)
Commercial	(2,833)	(2,574)
Consumer	(233)	(346)
Total loans and leases charged off	(3,234)	(3,988)
Recoveries on loans charged off:
Real estate mortgage	163	545
Real estate construction and land	149	—
Commercial	1,735	697
Consumer	21	10
Total recoveries on loans charged off	2,068	1,252
Net charge-offs	(1,166)	(2,736)
Balance, end of period	$272,469	$383,016

Annualized net charge-offs to
average loans and leases	0.02%	0.06%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,
Allowance for Credit Losses Charge-offs	2022	2021
	(In thousands)
Real estate mortgage:
Commercial real estate	$—	$—
SBA program	113	25
Hotel	55	343
Total commercial real estate mortgage	168	368
Multi-family	—	—
Residential mortgage	—	—
Investor-owned residential	—	—
Total residential real estate mortgage	—	—
Total real estate mortgage	168	368
Real estate construction and land:
Commercial real estate construction and land	—	700
Residential construction	—	—
Construction - renovation	—	—
Total residential real estate construction and land	—	—
Total real estate construction and land	—	700
Commercial:
Lender finance	—	—
Equipment finance	—	—
Premium finance	—	—
Other asset-based	—	—
Total asset-based	—	—
Equity fund loans	—	—
Venture lending	—	620
Total venture capital	—	620
Secured business loans	244	47
Paycheck Protection Program	—	—
Other lending	2,589	1,907
Total other commercial	2,833	1,954
Total commercial	2,833	2,574
Consumer	233	346
Total charge-offs	$3,234	$3,988

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,
Allowance for Credit Losses Recoveries	2022	2021
	(In thousands)
Real estate mortgage:
Commercial real estate	$—	$524
SBA program	12	17
Hotel	—	—
Total commercial real estate mortgage	12	541
Multi-family	—	—
Residential mortgage	151	4
Investor-owned residential	—	—
Total residential real estate mortgage	151	4
Total real estate mortgage	163	545
Real estate construction and land:
Commercial real estate construction and land	149	—
Residential construction	—	—
Construction - renovation	—	—
Total residential real estate construction and land	—	—
Total real estate construction and land	149	—
Commercial:
Lender finance	—	—
Equipment finance	163	107
Premium finance	—	—
Other asset-based	92	161
Total asset-based	255	268
Equity fund loans	—	—
Venture lending	122	57
Total venture capital	122	57
Secured business loans	30	126
Paycheck Protection Program	—	—
Other lending	1,328	246
Total other commercial	1,358	372
Total commercial	1,735	697
Consumer	21	10
Total recoveries	$2,068	$1,252

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	March 31, 2022		December 31, 2021
		% of		% of
Deposit Composition	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$14,057,051	42%	$14,543,133	41%
Interest checking	6,673,696	20%	7,319,898	21%
Money market	10,301,996	31%	10,241,265	29%
Savings	643,661	2%	630,653	2%
Total core deposits	31,676,404	95%	32,734,949	93%
Non-core non-maturity deposits	322,732	1%	889,976	3%
Total non-maturity deposits	31,999,136	96%	33,624,925	96%
Time deposits $250,000 and under	878,383	3%	885,938	3%
Time deposits over $250,000	347,376	1%	486,894	1%
Total time deposits	1,225,759	4%	1,372,832	4%
Total deposits	$33,224,895	100%	$34,997,757	100%
During the first quarter of 2022, total deposits decreased by $1.8 billion to $33.2 billion, due primarily to declines of $1.1 billion in core deposits and $567.2 million in non-core non-maturity deposits. The decrease in core deposits in the first quarter of 2022 was driven primarily by a decrease in balances from our venture banking clients of $1.5 billion, offset partially by an increase in deposits from our community banking and national lending clients of $415 million. The decrease in non-core non-maturity deposits of $0.6 billion included the planned maturity of a $0.5 billion wholesale deposit. At March 31, 2022, core deposits totaled $31.7 billion, or 95% of total deposits, including $14.1 billion of noninterest-bearing demand deposits, or 42% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
March 31, 2022	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$314,591	$208,715	$523,306
Due in over three months through six months	163,021	52,110	215,131
Due in over six months through twelve months	198,549	79,906	278,455
Total due within twelve months	676,161	340,731	1,016,892
Due in over 12 months through 24 months	89,638	4,161	93,799
Due in over 24 months	112,584	2,484	115,068
Total due over twelve months	202,222	6,645	208,867
Total	$878,383	$347,376	$1,225,759
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At March 31, 2022, total off-balance sheet client investment funds were $1.7 billion, of which $1.0 billion was managed by PWAM. At December 31, 2021, total off-balance sheet client investment funds were $1.4 billion, of which $0.9 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	March 31,	December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$66,538	$61,174
Foreclosed assets, net	304	12,843
Total nonperforming assets	$66,842	$74,017

Performing TDRs held for investment	$16,781	$24,430
Classified loans and leases held for investment	$82,068	$116,104
Special mention loans and leases held for investment	$377,315	$391,611
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.27%	0.27%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.27%	0.32%
Allowance for credit losses to nonaccrual loans and leases held for investment	409.5%	447.3%
Classified loans and leases held for investment
to loans and leases held for investment	0.34%	0.51%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	March 31, 2022		December 31, 2021		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$32,071	$2,090	$27,540	$2,165	$4,531	$(75)
Residential	17,463	31,103	12,292	39,929	5,171	(8,826)
Total real estate mortgage	49,534	33,193	39,832	42,094	9,702	(8,901)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	6,215	21,413	4,715	5,031	1,500	16,382
Total real estate construction and land	6,215	21,413	4,715	5,031	1,500	16,382
Commercial:
Asset-based	1,323	—	1,464	—	(141)	—
Venture capital	3,659	—	2,799	—	860	—
Other commercial	5,420	47	11,950	630	(6,530)	(583)
Total commercial	10,402	47	16,213	630	(5,811)	(583)
Consumer	387	994	414	1,004	(27)	(10)
Total held for investment	$66,538	$55,647	$61,174	$48,759	$5,364	$6,888

During the first quarter of 2022, nonaccrual loan and leases held for investment increased by $5.4 million to $66.5 million at March 31, 2022 due mainly to additions of $30.4 million, offset partially by charge-offs of $2.0 million, returns to accrual status of $3.0 million, and principal and other reductions of $20.1 million. As of March 31, 2022, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $21.6 million and represented 32% of total nonaccrual loans and leases.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	March 31,	December 31,
Property Type	2022	2021
	(In thousands)
Commercial real estate	$—	$12,594
Multi-family	304	—
Total OREO, net	304	12,594
Other foreclosed assets	—	249
Total foreclosed assets, net	$304	$12,843
During the first quarter of 2022, foreclosed assets decreased by $12.5 million to $0.3 million at March 31, 2022 due mainly to sales of $12.8 million, offset partially by additions of $0.3 million. In the first quarter of 2022, we sold our largest foreclosed asset with a book value of $12.6 million, which resulted in a gain on sale of $3.2 million.
Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	March 31, 2022		December 31, 2021
		Number		Number
		of		of
Performing TDRs	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$6,154	18	$6,204	18
Real estate construction and land	1,422	1	1,428	1
Commercial	9,181	22	16,773	24
Consumer	24	1	25	1
Total performing TDRs held for investment	$16,781	42	$24,430	44
During the first quarter of 2022, performing TDRs held for investment decreased by $7.6 million to $16.8 million at March 31, 2022 attributable primarily to payments and other reductions of $7.6 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	March 31,	December 31,
Loan and Lease Credit Risk Ratings	2022	2021
	(In thousands)
Pass	$23,892,689	$22,433,833
Special mention	377,315	391,611
Classified	82,068	116,104
Total loans and leases held for investment, net of deferred fees	$24,352,072	$22,941,548
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
During the first quarter of 2022, classified loans and leases decreased by $34.0 million to $82.1 million at March 31, 2022 due mostly to decreases of $26.7 million in commercial real estate mortgage loans and $12.7 million in other commercial loans, offset partially by an increase of $5.1 million in residential real estate mortgage loans. Classified loans and leases peaked in the second quarter of 2020 at $293.2 million.
During the first quarter of 2022, special mention loans and leases decreased by $14.3 million to $377.3 million at March 31, 2022 due mainly to decreases of $23.6 million in commercial real estate mortgage loans, $17.9 million in asset-based loans and $6.4 million in residential real estate mortgage loans, offset partially by increases of $22.3 million in venture capital loans and $14.1 million in commercial real estate construction and land loans. Special mention loans and leases peaked in the first quarter of 2020 at $898.7 million, as we proactively downgraded certain loans at the onset of the COVID-19 pandemic.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	March 31, 2022		December 31, 2021		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$35,463	$168,240	$62,206	$191,809	$(26,743)	$(23,569)
Residential	22,844	13,450	17,700	19,848	5,144	(6,398)
Total real estate mortgage	58,307	181,690	79,906	211,657	(21,599)	(29,967)
Real estate construction and land:
Commercial	—	68,864	—	67,727	—	1,137
Residential	6,215	15,780	4,715	1,720	1,500	14,060
Total real estate construction and land	6,215	84,644	4,715	69,447	1,500	15,197
Commercial:
Asset-based	4,449	60,367	4,591	78,305	(142)	(17,938)
Venture capital	3,722	37,083	4,794	14,833	(1,072)	22,250
Other commercial	8,911	10,914	21,659	15,528	(12,748)	(4,614)
Total commercial	17,082	108,364	31,044	108,666	(13,962)	(302)
Consumer	464	2,617	439	1,841	25	776
Total	$82,068	$377,315	$116,104	$391,611	$(34,036)	$(14,296)

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At March 31, 2022, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At March 31, 2022, such disallowed amounts were $8,000 for the Company and $37.9 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company or Bank will not have increased deferred tax assets that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity tier 1, tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At March 31, 2022, the Company and Bank were in compliance with the capital conservation buffer requirement.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the March 31, 2022 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years from 2023 to 2025. The add-back as of March 31, 2022 ranged from 0 basis points to 7 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
March 31, 2022
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	7.11%	4.00%	N/A	N/A
CET1 capital ratio	8.64%	4.50%	7.00%	N/A
Tier 1 capital ratio	9.07%	6.00%	8.50%	N/A
Total capital ratio	12.27%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 leverage capital ratio	7.31%	4.00%	N/A	5.00%
CET1 capital ratio	9.32%	4.50%	7.00%	6.50%
Tier 1 capital ratio	9.32%	6.00%	8.50%	8.00%
Total capital ratio	11.45%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
December 31, 2021
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	6.84%	4.00%	N/A	N/A
CET1 capital ratio	8.86%	4.50%	7.00%	N/A
Tier 1 capital ratio	9.32%	6.00%	8.50%	N/A
Total capital ratio	12.69%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 leverage capital ratio	7.00%	4.00%	N/A	5.00%
CET1 capital ratio	9.56%	4.50%	7.00%	6.50%
Tier 1 capital ratio	9.56%	6.00%	8.50%	8.00%
Total capital ratio	11.80%	8.00%	10.50%	10.00%
Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. As of March 31, 2022, the carrying value of subordinated debt totaled $863.9 million. At March 31, 2022, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $718.8 million were included in Tier II capital.
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

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $3.6 billion at March 31, 2022, of which all but $629.0 million was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $5.6 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF of $2.4 billion at March 31, 2022, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $2.9 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of March 31, 2022, there was a $112.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2022, the Bank had borrowed $250.0 million through the AFX.
    The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2022	2021
	(Dollars in thousands)
Cash and due from banks	$205,446	$112,548
Interest-earning deposits in financial institutions	1,865,235	3,944,686
Securities available-for-sale	9,975,109	10,694,458
Less: pledged securities	(558,004)	(532,418)
Total primary liquidity	$11,487,786	$14,219,274

Ratio of primary liquidity to total deposits	34.6%	40.6%

Secondary Liquidity - Off-Balance Sheet	March 31,	December 31,
Available Secured Borrowing Capacity	2022	2021
	(In thousands)
Secured borrowing capacity with the FHLB	$3,573,555	$3,976,465
Less: secured advances outstanding	(629,000)	—
Available secured borrowing capacity with the FHLB	2,944,555	3,976,465
Available secured borrowing capacity with the FRBSF	2,410,630	1,380,191
Total secondary liquidity	$5,355,185	$5,356,656
During the three months ended March 31, 2022, the Company's primary liquidity decreased by $2.7 billion to $11.5 billion at March 31, 2022 due mainly to a $2.1 billion decrease in interest-earning deposits in financial institutions and a $719.3 million decrease in securities available-for-sale. The Company's secondary liquidity was $5.4 billion at both March 31, 2022 and December 31, 2021.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At March 31, 2022, core deposits totaled $31.7 billion and represented 95% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.

Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2022, brokered deposits totaled $518.4 million, consisting primarily of $322.7 million of non-maturity brokered accounts and $195.6 million of brokered time deposits. At December 31, 2021, brokered deposits totaled $1.1 billion, consisting mainly of $890.0 million of non-maturity brokered accounts and $195.7 million of brokered time deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. At March 31, 2022, the Bank was in compliance with all established liquidity guidelines.
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
Dividends paid by California state-chartered banks are regulated by the FDIC for non-member banks and the DFPI under their general supervisory authority. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank had a net loss of $155.3 million during the three fiscal years of 2021, 2020, and 2019, compared to dividends of $776.0 million paid by the Bank during that same period. During the three months ended March 31, 2022, PacWest received $33.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $1.4 billion at March 31, 2022, for the foreseeable future any dividends from the Bank to PacWest will continue to require DFPI and FDIC approval consistent with what has been required since 2008 when Bank first had an accumulated deficit triggered by goodwill impairment write-downs during the financial crisis of 2007-2008.
At March 31, 2022, PacWest had $173.7 million in cash and cash equivalents, of which substantially all was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Stock Repurchase Program
On February 15, 2022, PacWest's Board of Directors authorized a new Stock Repurchase Program, effective March 1, 2022, to repurchase shares of its common stock for an aggregate purchase price not to exceed $100 million with a program maturity date of February 28, 2023.

Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At March 31, 2022, our loan commitments and standby letters of credit were $9.9 billion and $321.7 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of March 31, 2022, the U.S. Dollar notional amounts of subordinated debt payable denominated in foreign currencies was $28.5 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures was $28.5 million. We recognized a foreign currency translation net gain of $1.2 million for the three months ended March 31, 2022 and a foreign currency translation net gain of $358,000 for the three months ended March 31, 2021.
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
We evaluated the results of our NII simulation model and MVE model prepared as of March 31, 2022, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2022. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at March 31, 2022. In order to arrive at the base case, we extend our balance sheet at March 31, 2022 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2022. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, almost half of our loans are variable rate (excluding hybrid loans), which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of March 31, 2022 assumes interest-bearing deposits reprice at 30% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
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

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
March 31, 2022	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,465.4	10.4%	3.98%	0.37%
Up 200 basis points	$1,418.4	6.8%	3.86%	0.25%
Up 100 basis points	$1,375.3	3.6%	3.74%	0.13%
BASE CASE	$1,327.5	—	3.61%
Down 25 basis points	$1,321.9	(0.4)%	3.59%	(0.02)%
Down 50 basis points	$1,315.6	(0.9)%	3.58%	(0.03)%
Down 100 basis points	$1,293.8	(2.5)%	3.52%	(0.09)%

During the first quarter of 2022, total base case year 1 tax equivalent NII increased by $144.1 million to $1.3 billion at March 31, 2022, and the base case tax equivalent NIM increased to 3.61% at March 31, 2022 from 3.17% at December 31, 2021. The increase in year 1 NII and tax equivalent NIM compared to the December 31, 2021 forecasted NII and NIM was attributable to the shift in the mix of interest-earning assets resulting from the increase in loans and leases and the decrease in interest-earning deposits in financial institutions, and the impact of the increase in the implied forward yield curve. The implied forward yield curve for December 31, 2021 included three 25 basis points rate hikes, while the implied forward yield curve for March 31, 2022 included nine 25 basis points rate hikes.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Bear Flattener Severe” scenario, when short-term rates increase faster than long-term rates. In the “Bear Flattener Severe” scenario, Year 1 tax equivalent NII increases by 4.5%. Because of the low level of market interest rates and the assumption that market rates contain a 0% floor, the ad hoc scenarios that assume decreasing interest rates do not differ materially from the base case scenario.

At March 31, 2022, we had $24.4 billion of total loans that included $11.1 billion with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $9.8 billion, or 88%, contained interest rate floor provisions, which included $6.5 billion of loans at or below their floors and $3.3 billion of loans that are above their floors and will reprice with future rate increases. The following table summarizes the amount of loans at or below their floors that will reprice based on the indicated increases in interest rates:

March 31, 2022
Variable Rate
Loans At or Below
Their Floors That
Basis Points of	Will Reprice As
Rate Increases	Rates Increase
(In millions)
50 bps	$2,598
100 bps	1,972
150 bps	910
200 bps	872
250 bps	177
300 bps	4
400 bps	2
Total	$6,535
At March 31, 2022, we also had $4.5 billion of variable-rate hybrid loans that do not immediately reprice because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $146.6 million, $508.2 million, and $945.6 million in the next one, two, and three years.
LIBOR is expected to be phased out in 2023, as such the Company stopped originations of LIBOR-indexed loans effective December 31, 2021. The business processes impacted relate primarily to our variable-rate loans and our subordinated debt, both of which are indexed to LIBOR. For further information, see Item 7A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at March 31, 2022.

The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
March 31, 2022	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$9,968.7	$1,034.8	11.6%	25.4%	273.1%
Up 200 basis points	$9,715.8	$781.9	8.8%	24.8%	266.1%
Up 100 basis points	$9,372.1	$438.2	4.9%	23.9%	256.7%
BASE CASE	$8,933.9	$—	—%	22.8%	244.7%
Down 50 basis points	$8,670.3	$(263.6)	(3.0)%	22.1%	237.5%
Down 100 basis points	$8,329.7	$(604.2)	(6.8)%	21.2%	228.2%
During the first quarter of 2022, total base case projected market value of equity increased from December 31, 2021 by $262.1 million to $8.9 billion at March 31, 2022. This increase in base case projected MVE was due mostly to: (1) a $1.6 billion decrease in the mark-to-market adjustment for total deposits, borrowings, and subordinated debt; offset partially by (2) a $952.4 million decrease in the mark-to-market adjustment for loans and leases; and (3) a $349.0 million decrease in the book value of stockholders' equity due mainly to a $442.4 million decline in accumulated other comprehensive income and $29.8 million of cash dividends paid, offset partially by $120.1 million of net earnings.

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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2021. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this quarterly report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the first quarter of 2022:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
	(Dollars in thousands, except per share amounts)
January 1 - January 31, 2022	31,081	$46.43	—	$—
February 1 - February 28, 2022	61,473	$49.42	—	$—
March 1 - March 31, 2022	—	$—	—	$100,000
Total	92,554	$48.42	—
__________________________
(1)    Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.
(2)    On February 15, 2022, PacWest's Board authorized a new Stock Repurchase Program, effective March 1, 2022, to repurchase shares of its common stock for an aggregate purchase price not to exceed $100 million with a program maturity date of February 28, 2023. No shares have been repurchased under the new Stock Repurchase Program since its March 1, 2022 start date.

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i)  the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii)  the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2022 and March 31, 2021, (iii)  the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and March 31, 2021, (iv)  the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (v)   the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

PACWEST BANCORP

Date:	May 6, 2022	/s/ Bart R. Olson
Bart R. Olson
Chief Financial Officer and Principal Financial Officer