Form 10-Q
period 2022-06-30
PACWEST BANCORP
filed 2022-08-08
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
Commission File No. 001-36408
PACWEST BANCORP
(Exact name of registrant as specified in its charter)

Delaware	33-0885320
(State of Incorporation)	(I.R.S. Employer Identification No.)
9701 Wilshire Blvd., Suite 700
Beverly Hills, CA 90212
(Address of Principal Executive Offices, Including Zip Code)
(310) 887-8500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	PACW	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/40th interest
in a share of 7.75% fixed rate reset non-cumulative
perpetual preferred stock, Series A	PACWP	The Nasdaq Stock Market LLC
(Title of Each Class)	(Trading Symbol)	(Name of Exchange on Which Registered)
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of July 28, 2022, there were 117,771,762 shares of the registrant's common stock outstanding, excluding 2,573,337 shares of unvested restricted stock.

PACWEST BANCORP
JUNE 30, 2022 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRBSF	Federal Reserve Bank of San Francisco
AFS	Available-for-Sale	GDP	Gross Domestic Product
AFX	American Financial Exchange	HOA Business	Homeowners Association Services Division of MUFG Union Bank, N.A. (a business acquired on October 8, 2021)
ALLL	Allowance for Loan and Lease Losses	HTM	Held-to-Maturity
ALM	Asset Liability Management	IPO	Initial Public Offering
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	LIBOR	London Inter-bank Offered Rate
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIHTC	Low Income Housing Tax Credit
BHCA	Bank Holding Company Act of 1956, as amended	MBS	Mortgage-Backed Securities
BOLI	Bank Owned Life Insurance	MVE	Market Value of Equity
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net Asset Value
CDI	Core Deposit Intangible Assets	NII	Net Interest Income
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
CET1	Common Equity Tier 1	NSF	Non-Sufficient Funds
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	OREO	Other Real Estate Owned
CMBS	Commercial Mortgage-Backed Securities	PPP	Paycheck Protection Program
CMOs	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Units
Core Deposits	Includes noninterest-bearing checking accounts, interest checking accounts, money market accounts, and savings accounts	PWAM	Pacific Western Asset Management Inc.
COVID-19	Coronavirus Disease	ROU	Right-of-use
CPI	Consumer Price Index	S&P	Standard & Poor's
CRA	Community Reinvestment Act	SBA	Small Business Administration
CRE	Commercial Real Estate	SBIC	Small Business Investment Company
CRI	Customer Relationship Intangible Assets	SEC	Securities and Exchange Commission
DFPI	California Department of Financial Protection and Innovation	SOFR	Secured Overnight Financing Rate
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	TDRs	Troubled Debt Restructurings
FASB	Financial Accounting Standards Board	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco	VIE	Variable Interest Entity
FRB	Board of Governors of the Federal Reserve System

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$197,027	$112,548
Interest-earning deposits in financial institutions	2,192,877	3,944,686
Total cash, cash equivalents, and restricted cash	2,389,904	4,057,234
Securities available-for-sale, at fair value	6,780,648	10,694,458
Securities held-to-maturity, at amortized cost, net of allowance for credit losses	2,260,367	—
Federal Home Loan Bank stock, at cost	33,210	17,250
Total investment securities	9,074,225	10,711,708
Gross loans and leases held for investment	26,608,541	23,026,308
Deferred fees, net	(107,404)	(84,760)
Allowance for loan and lease losses	(188,705)	(200,564)
Total loans and leases held for investment, net	26,312,432	22,740,984
Equipment leased to others under operating leases	324,233	339,150
Premises and equipment, net	51,083	46,740
Foreclosed assets, net	—	12,843
Goodwill	1,405,736	1,405,736
Core deposit and customer relationship intangibles, net	37,659	44,957
Other assets	1,355,451	1,083,992
Total assets	$40,950,723	$40,443,344

LIABILITIES:
Noninterest-bearing deposits	$13,338,029	$14,543,133
Interest-bearing deposits	20,630,123	20,454,624
Total deposits	33,968,152	34,997,757
Borrowings	1,592,000	—
Subordinated debt	863,756	863,283
Accrued interest payable and other liabilities	548,412	582,674
Total liabilities	36,972,320	36,443,714

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; 513,250 Series A shares,
$1,000 per share liquidation preference, issued and outstanding at June 30, 2022)	498,516	—
Common stock ($0.01 par value, 200,000,000 shares authorized at June 30, 2022 and
December 31, 2021; 123,037,577 and 122,105,853 shares issued, respectively, includes
2,516,279 and 2,312,080 shares of unvested restricted stock, respectively)	1,230	1,221
Additional paid-in capital	2,970,647	3,013,399
Retained earnings	1,258,838	1,016,350
Treasury stock, at cost (2,749,553 and 2,520,999 shares at June 30, 2022 and December 31, 2021)	(106,078)	(97,308)
Accumulated other comprehensive (loss) income, net	(644,750)	65,968
Total stockholders' equity	3,978,403	3,999,630
Total liabilities and stockholders' equity	$40,950,723	$40,443,344
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$293,286	$244,529	$561,045	$486,073
Investment securities	52,902	33,954	106,324	64,219
Deposits in financial institutions	4,330	2,022	6,053	3,550
Total interest income	350,518	280,505	673,422	553,842
Interest expense:
Deposits	15,362	7,269	21,570	14,769
Borrowings	2,441	265	2,602	458
Subordinated debt	8,790	6,663	16,608	11,038
Total interest expense	26,593	14,197	40,780	26,265
Net interest income	323,925	266,308	632,642	527,577
Provision for credit losses	11,500	(88,000)	11,500	(136,000)
Net interest income after provision for credit losses	312,425	354,308	621,142	663,577
Noninterest income:
Leased equipment income	12,335	10,847	25,429	22,201
Other commissions and fees	10,813	10,704	22,393	19,862
Service charges on deposit accounts	3,634	3,452	7,205	6,386
Gain on sale of loans and leases	12	1,422	72	1,561
(Loss) gain on sale of securities	(1,209)	—	(1,105)	101
Dividends and gains (losses) on equity investments	4,097	5,394	(7,278)	16,298
Warrant income	1,615	5,650	2,244	11,773
Other income	3,049	2,902	6,204	7,018
Total noninterest income	34,346	40,371	55,164	85,200
Noninterest expense:
Compensation	102,542	90,807	194,782	170,689
Occupancy	15,268	14,784	30,468	28,838
Customer related expense	11,748	4,973	24,403	9,791
Data processing	9,258	7,758	18,887	14,715
Leased equipment depreciation	8,934	8,614	18,123	17,583
Loan expense	7,037	4,031	12,194	7,224
Other professional services	6,726	5,256	12,680	10,382
Insurance and assessments	5,632	3,745	11,122	8,648
Intangible asset amortization	3,649	2,889	7,298	5,968
Foreclosed assets income, net	(28)	(119)	(3,381)	(118)
Acquisition, integration and reorganization costs	—	200	—	3,625
Other expense	12,879	8,812	24,495	24,541
Total noninterest expense	183,645	151,750	351,071	301,886
Earnings before income taxes	163,126	242,929	325,235	446,891
Income tax expense	40,766	62,417	82,747	115,973
Net earnings	$122,360	$180,512	$242,488	$330,918

Earnings per common share:
Basic	$1.02	$1.52	$2.03	$2.78
Diluted	$1.02	$1.52	$2.03	$2.78
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)
	(In thousands)
Net earnings	$122,360	$180,512	$242,488	$330,918
Other comprehensive income (loss), net of tax:
Unrealized net holding (losses) gains on securities
available-for-sale arising during the period	(72,572)	54,076	(682,398)	(37,447)
Income tax benefit (expense) related to net unrealized
holding gains (losses) arising during the period	19,928	(14,941)	187,386	10,513
Unrealized net holding (losses) gains on securities
available-for-sale, net of tax	(52,644)	39,135	(495,012)	(26,934)
Reclassification adjustment for net losses (gains) included
in net earnings (1)	1,209	—	1,105	(101)
Income tax (benefit) expense related to reclassification
adjustment	(332)	—	(303)	28
Reclassification adjustment for net losses (gains)
included in net earnings, net of tax	877	—	802	(73)
Unrealized net loss on securities transferred from
available-for-sale to held-to-maturity	(218,326)	—	(218,326)	—
Amortization of unrealized net loss on securities
transferred from available-for-sale to
held-to-maturity	2,507	—	2,507	—
Income tax (benefit) expense related to amortization
of unrealized net loss on securities transferred
from available-for-sale to held-to-maturity	(689)	—	(689)	—
Amortization of unrealized net loss on securities
transferred from available-for-sale to
held-to-maturity, net of tax	1,818	—	1,818	—
Other comprehensive income (loss), net of tax	(268,275)	39,135	(710,718)	(27,007)
Comprehensive income (loss)	$(145,915)	$219,647	$(468,230)	$303,911
___________________________________
(1)    Entire amounts are recognized in "(Loss) gain on sale of securities" on the Condensed Consolidated Statements of Earnings.
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2022
		Common Stock					Accumulated
				Additional			Other
	Preferred		Par	Paid-in	Retained	Treasury	Comprehensive
	Stock	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
		(Unaudited)
		(In thousands, except per share amount)
Balance, December 31, 2021	$—	119,584,854	$1,221	$3,013,399	$1,016,350	$(97,308)	$65,968	$3,999,630
Net earnings	—	—	—	—	120,128	—	—	120,128
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(442,443)	(442,443)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	109,466	1	7,556	—	—	—	7,557
Restricted stock surrendered	—	(92,554)	—	—	—	(4,481)	—	(4,481)
Cash dividends paid:
Common stock, $0.25/share	—	—	—	(29,796)	—	—	—	(29,796)
Balance, March 31, 2022	$—	119,601,766	$1,222	$2,991,159	$1,136,478	$(101,789)	$(376,475)	$3,650,595
Net earnings	—	—	—	—	122,360	—	—	122,360
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(268,275)	(268,275)
Issuance of preferred stock,
net of offering costs (1)	498,516	—	—	—	—	—	—	498,516
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	822,258	8	9,690	—	—	—	9,698
Restricted stock surrendered	—	(136,000)	—	—	—	(4,289)	—	(4,289)
Cash dividends paid:
Common stock, $0.25/share	—	—	—	(30,202)	—	—	—	(30,202)
Balance, June 30, 2022	$498,516	120,288,024	$1,230	$2,970,647	$1,258,838	$(106,078)	$(644,750)	$3,978,403
___________________________________
(1)    There were 513,250 shares of Series A preferred stock issued during the 2nd quarter of 2022 that remained outstanding at June 30, 2022.

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
Other comprehensive loss,
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
Other comprehensive income,
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

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$242,488	$330,918
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,946	25,564
Amortization of net premiums on investment securities	29,742	16,561
Amortization of intangible assets	7,298	5,968
Amortization of operating lease ROU assets	15,100	15,215
Provision for credit losses	11,500	(136,000)
Gain on sale of foreclosed assets	(3,170)	(214)
Provision for losses on foreclosed assets	—	14
Gain on sale of loans and leases	(72)	(1,561)
Gain on sale of premises and equipment	(5)	(58)
Loss (gain) on sale of securities	1,105	(101)
Gain on BOLI death benefit	—	(51)
Unrealized gain on derivatives and foreign currencies, net	(1,330)	(995)
Earned stock compensation	17,255	15,406
(Increase) decrease in other assets	(24,626)	22,808
Decrease in accrued interest payable and other liabilities	(50,662)	(62,869)
Net cash provided by operating activities	271,569	230,605

Cash flows from investing activities:
Cash paid for acquisition, net	—	(123,090)
Net increase in loans and leases	(3,600,769)	(477,874)
Proceeds from sales of loans and leases	41,089	126,366
Proceeds from maturities and paydowns of securities available-for-sale	417,760	435,761
Proceeds from sales of securities available-for-sale	598,415	44,652
Purchases of securities available-for-sale	(374,921)	(2,497,439)
Proceeds from maturities and paydowns of securities held-to-maturity	82	—
Net purchases of Federal Home Loan Bank stock	(15,960)	—
Proceeds from sales of foreclosed assets	16,317	1,647
Purchases of premises and equipment, net	(10,423)	(4,547)
Proceeds from sales of premises and equipment	9	95
Proceeds from BOLI death benefit	555	1,188
Net (increase) decrease in equipment leased to others under operating leases	(3,196)	12,953
Net cash used in investing activities	(2,931,042)	(2,480,288)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(1,205,104)	2,021,120
Net increase in interest-bearing deposits	175,499	2,647,858
Net increase (decrease) in borrowings	1,592,000	(48,585)
Proceeds from subordinated notes offering	—	394,308
Proceeds from preferred stock offering	498,516	—
Common stock repurchased and restricted stock surrendered	(8,770)	(8,084)
Cash dividends paid	(59,998)	(59,503)
Net cash provided by financing activities	992,143	4,947,114

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,667,330)	2,697,431
Cash, cash equivalents, and restricted cash, beginning of period	4,057,234	3,160,661
Cash, cash equivalents, and restricted cash, end of period	$2,389,904	$5,858,092

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$38,596	$24,683
Cash paid for income taxes	76,037	74,147
Loans transferred to foreclosed assets	304	647
Transfers from loans held for investment to loans held for sale	—	25,554
Transfer of securities available-for-sale to held-to-maturity	2,260,407	—

Effective February 1, 2021, the Company acquired Civic
in a transaction summarized as follows:
Fair value of assets acquired		$307,997
Cash paid		(160,420)
Liabilities assumed		$147,577
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
Significant Accounting Policies
Our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission ("Form 10-K"). Updates to our significant accounting policies described below reflect the impact of the Company's transfer of $2.3 billion in fair value of debt securities from available-for-sale to held-to-maturity effective June 1, 2022.
Transfer Between Categories of Debt Securities
Upon transfer of a debt security from the available-for-sale category to the held-to-maturity category, the security's new amortized cost is reset to fair value, reduced by any previous write-offs but excluding any allowance for credit losses. Any associated unrealized gains or losses on such investments as of the date of transfer become part of the security's amortized cost and are subsequently amortized or accreted into interest income over the remaining life of the securities as effective yield adjustments using the interest method. In addition, the related unrealized gains and losses included in accumulated other comprehensive income on the date of transfer are also subsequently amortized or accreted into interest income over the remaining life of the securities as effective yield adjustments using the interest method. For transfers of securities from the available-for-sale category to the held-to-maturity category, any allowance for credit losses that was previously recorded under the available-for-sale model is reversed and an allowance for credit losses is subsequently recorded under the held-to-maturity debt security model. The reversal and re-establishment of the allowance for credit losses are recorded in the "Provisions for credit losses" on the Company's condensed consolidated statements of earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Held-to-Maturity Debt Securities
Debt securities that the Company has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost, net of the allowance for credit losses. Held-to-maturity debt securities are generally placed on nonaccrual status using factors similar to those described for loans. The amortized cost of the Company's held-to-maturity debt securities excludes accrued interest receivable, which is included in "Other assets" on the Company's condensed consolidated balance sheets. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on held-to-maturity debt securities, as the Company reverses any accrued interest against interest income if a debt security is placed on nonaccrual status. Any cash collected on nonaccrual held-to-maturity securities is applied to reduce the security's amortized cost basis and not as interest income. Generally, the Company returns a held-to-maturity security to accrual status when all delinquent interest and principal become current under the contractual terms of the security, and the collectability of remaining principal and interest is no longer doubtful.
Allowance for Credit Losses on Held-to-Maturity Debt Securities
The ACL for held-to-maturity debt securities is recorded at the time of purchase, acquisition or when the Company designates securities as held-to-maturity, representing the Company's best estimate of current expected credit losses as of the date of the condensed consolidated balance sheets. For each major held-to-maturity debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For debt securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are either guaranteed or issued by the U.S. government or government agency, are highly rated by major rating agencies, and have a long history of no credit losses are an example of such securities to which the Company applies a zero credit loss assumption. Any expected credit loss is provided through the allowance for credit losses on held-to-maturity debt securities and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount that the Company expects to collect.
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
NOTE 2. RESTRICTED CASH BALANCES
The FRBSF establishes cash reserve requirements that its member banks must maintain based on a percentage of deposit liabilities. There were no average reserves required to be held at the FRBSF for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, we pledged cash collateral for our derivative contracts of $2.0 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT SECURITIES
Transfer of Securities Available-for-Sale to Held-to Maturity
Effective June 1, 2022, the Company transferred $2.3 billion in fair value of municipal securities, agency commercial MBS, private label commercial MBS, U.S. Treasury securities, and corporate debt securities from available-for-sale to held-to-maturity. At the time of transfer, $218.3 million of unrealized losses, net of tax, was retained in "Accumulated other comprehensive income (loss)" on the condensed consolidated balance sheets.
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	June 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$2,898,484	$901	$(321,670)	$2,577,715	$2,921,993	$8,866	$(32,649)	$2,898,210
Agency commercial MBS	1,020,083	849	(44,711)	976,221	1,660,516	37,664	(9,213)	1,688,967
Agency residential CMOs	844,508	109	(41,308)	803,309	1,021,716	22,288	(5,870)	1,038,134
Municipal securities	742,845	3,219	(45,459)	700,605	2,248,749	75,192	(7,973)	2,315,968
U.S. Treasury securities	771,019	—	(74,965)	696,054	973,555	1,641	(8,298)	966,898
Corporate debt securities	388,466	75	(19,080)	369,461	514,077	13,774	(757)	527,094
Collateralized loan obligations	365,354	—	(13,064)	352,290	385,410	396	(444)	385,362
Private label residential CMOs	248,155	—	(32,052)	216,103	265,851	1,857	(3,291)	264,417
Asset-backed securities	33,354	4	(711)	32,647	129,387	484	(324)	129,547
Private label commercial MBS	34,411	—	(1,895)	32,516	453,314	147	(3,244)	450,217
SBA securities	24,322	—	(595)	23,727	28,950	726	(32)	29,644
Total	$7,371,001	$5,157	$(595,510)	$6,780,648	$10,603,518	$163,035	$(72,095)	$10,694,458
As of June 30, 2022, the Company had not recorded an allowance for credit losses on securities available-for-sale. The Company does not consider unrealized losses on such securities to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in non-credit related factors such as interest rates, market spreads, and market conditions subsequent to purchase.
As of June 30, 2022, securities available-for-sale with a fair value of $2.2 billion were pledged as collateral for public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the years indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales of Securities Available-for-Sale	2022	2021	2022	2021
	(In thousands)
Amortized cost of securities sold	$393,432	$—	$599,520	$44,551

Gross realized gains	$1,544	$—	$2,734	$101
Gross realized losses	(2,753)	—	(3,839)	—
Net realized (losses) gains	$(1,209)	$—	$(1,105)	$101

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	June 30, 2022
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$2,232,774	$(288,563)	$262,847	$(33,107)	$2,495,621	$(321,670)
Agency commercial MBS	851,935	(39,376)	41,199	(5,335)	893,134	(44,711)
Agency residential CMOs	707,516	(29,892)	88,546	(11,416)	796,062	(41,308)
Municipal securities	463,945	(45,459)	—	—	463,945	(45,459)
U.S. Treasury securities	696,054	(74,965)	—	—	696,054	(74,965)
Corporate debt securities	355,637	(19,080)	—	—	355,637	(19,080)
Collateralized loan obligations	269,865	(9,256)	82,425	(3,808)	352,290	(13,064)
Private label residential CMOs	216,103	(32,052)	—	—	216,103	(32,052)
Asset-backed securities	31,261	(711)	—	—	31,261	(711)
Private label commercial MBS	23,206	(1,177)	9,311	(718)	32,517	(1,895)
SBA securities	21,946	(521)	1,781	(74)	23,727	(595)
Total	$5,870,242	$(541,052)	$486,109	$(54,458)	$6,356,351	$(595,510)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$2,502,536	$(31,670)	$57,329	$(979)	$2,559,865	$(32,649)
Agency commercial MBS	440,938	(5,066)	106,745	(4,147)	547,683	(9,213)
Agency residential CMOs	216,445	(3,757)	67,340	(2,113)	283,785	(5,870)
Municipal securities	505,080	(6,965)	29,726	(1,008)	534,806	(7,973)
U.S. Treasury securities	628,767	(8,298)	—	—	628,767	(8,298)
Corporate debt securities	32,761	(757)	—	—	32,761	(757)
Collateralized loan obligations	137,619	(374)	43,730	(70)	181,349	(444)
Private label residential CMOs	201,988	(3,291)	—	—	201,988	(3,291)
Asset-backed securities	38,742	(137)	15,762	(187)	54,504	(324)
Private label commercial MBS	397,619	(3,244)	—	—	397,619	(3,244)
SBA securities	—	—	1,864	(32)	1,864	(32)
Total	$5,102,495	$(63,559)	$322,496	$(8,536)	$5,424,991	$(72,095)
The securities that were in an unrealized loss position at June 30, 2022, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "other comprehensive income (loss)" in stockholders' equity. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2022
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$28	$6,756	$4,625	$2,887,075	$2,898,484
Agency commercial MBS	6,847	529,921	452,921	30,394	1,020,083
Agency residential CMOs	—	1,487	206,723	636,298	844,508
Municipal securities	17,625	85,139	394,484	245,597	742,845
U.S. Treasury securities	4,996	—	766,023	—	771,019
Corporate debt securities	—	22,500	365,966	—	388,466
Collateralized loan obligations	—	—	101,154	264,200	365,354
Private label residential CMOs	—	—	—	248,155	248,155
Asset-backed securities	—	—	1,382	31,972	33,354
Private label commercial MBS	4,004	—	—	30,407	34,411
SBA securities	1,855	6,007	—	16,460	24,322
Total	$35,355	$651,810	$2,293,278	$4,390,558	$7,371,001

Fair Value:
Agency residential MBS	$29	$6,794	$4,692	$2,566,200	$2,577,715
Agency commercial MBS	6,847	517,077	422,320	29,977	976,221
Agency residential CMOs	—	1,486	191,837	609,986	803,309
Municipal securities	17,639	84,751	355,007	243,208	700,605
U.S. Treasury securities	4,995	—	691,059	—	696,054
Corporate debt securities	—	22,050	347,411	—	369,461
Collateralized loan obligations	—	—	98,461	253,829	352,290
Private label residential CMOs	—	—	—	216,103	216,103
Asset-backed securities	—	—	1,386	31,261	32,647
Private label commercial MBS	3,890	—	—	28,626	32,516
SBA securities	1,781	5,862	—	16,084	23,727
Total	$35,181	$638,020	$2,112,173	$3,995,274	$6,780,648
CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Held-to-Maturity
The following table presents amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of securities held-to-maturity as of the date indicated:

	June 30, 2022
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,241,664	$(140)	$1,241,524	$554	$(36,762)	$1,205,316
Agency commercial MBS	424,274	—	424,274	—	(4,626)	419,648
Private label commercial MBS	343,545	—	343,545	—	(5,663)	337,882
U.S. Treasury securities	182,751	—	182,751	—	(1,855)	180,896
Corporate debt securities	69,633	(1,360)	68,273	—	(2,256)	66,017
Total (1)	$2,261,867	$(1,500)	$2,260,367	$554	$(51,162)	$2,209,759
__________________________
(1)    Excludes accrued interest receivable of $13.7 million at June 30, 2022 which is recorded in "Other assets" on the condensed consolidated balance sheets.
As of June 30, 2022, securities held-to-maturity with a fair value of $619.4 million were pledged as collateral for public deposits and other purposes as required by various statutes and agreements.
Allowance for Credit Losses on Securities Held-to-Maturity
The following table presents the changes by major security type in our allowance for credit losses on securities held-to-maturity for the periods indicated:

	Allowance for	Provision			Allowance for
	Credit Losses,	for			Credit Losses,
	Beginning	Credit			End of
Security Type	of Period	Losses	Charge-offs	Recoveries	Period
	(In thousands)
Three Months Ended June 30, 2022
Municipal securities	$—	$140	$—	$—	$140
Corporate debt securities	—	1,360	—	—	1,360
Total	$—	$1,500	$—	$—	$1,500

Six Months Ended June 30, 2022
Municipal securities	$—	$140	$—	$—	$140
Corporate debt securities	—	1,360	—	—	1,360
Total	$—	$1,500	$—	$—	$1,500
Credit losses on HTM securities are recorded at the time of purchase, acquisition, or when the Company designates securities as held-to-maturity. Credit losses on HTM securities are representative of current expected credit losses that may be incurred over the life of the investment. Accrued interest receivable on HTM securities, which is included in other assets on the condensed consolidated balance sheets, is excluded from the estimate of expected credit losses. HTM U.S. treasury securities and agency-backed MBS securities are considered to have no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The change in fair value in the HTM private label CMBS portfolio is solely driven by changes in interest rates. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates and, thus, there is no related ACL for this portfolio. The underlying bonds in the Company’s HTM municipal securities and HTM corporate debt securities portfolios are evaluated for credit losses in conjunction with management’s estimate of the allowance for credit losses based primarily on credit ratings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Held-to-Maturity by Credit Quality Indicator
The Company uses S&P, Moody's, Fitch, Kroll, and Egan Jones ratings as the credit quality indicators for its held-to-maturity securities. The following table presents our securities held-to-maturity portfolio by the lowest available credit rating as of the date indicated:

	June 30, 2022
Security Type	AAA	AA+	AA	AA-	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$585,084	$363,461	$178,341	$89,655	$1,997	$—	$—	$23,126	$1,241,664
Agency commercial MBS	—	424,274	—	—	—	—	—	—	424,274
Private label commercial
MBS	343,545	—	—	—	—	—	—	—	343,545
U.S. Treasury securities	—	182,751	—	—	—	—	—	—	182,751
Corporate debt securities	—	—	—	—	—	23,196	20,985	25,452	69,633
Total	$928,629	$970,486	$178,341	$89,655	$1,997	$23,196	$20,985	$48,578	$2,261,867
Contractual Maturities of Securities Held-to-Maturity
The following table presents the contractual maturities of our securities held-to-maturity portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2022
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$—	$286,105	$955,559	$1,241,664
Agency commercial MBS	—	—	400,499	23,775	424,274
Private label commercial MBS	—	—	35,780	307,765	343,545
U.S. Treasury securities	—	—	182,751	—	182,751
Corporate debt securities	—	—	—	69,633	69,633
Total	$—	$—	$905,135	$1,356,732	$2,261,867

Fair Value:
Municipal securities	$—	$—	$283,530	$921,786	$1,205,316
Agency commercial MBS	—	—	396,316	23,332	419,648
Private label commercial MBS	—	—	35,209	302,673	337,882
U.S. Treasury securities	—	—	180,896	—	180,896
Corporate debt securities	—	—	—	66,017	66,017
Total	$—	$—	$895,951	$1,313,808	$2,209,759
CMBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities, including available-for-sale and held-to-maturity, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Taxable interest	$44,467	$25,206	$89,109	$47,176
Non-taxable interest	8,180	8,493	16,699	16,571
Dividend income	255	255	516	472
Total interest income on investment securities	$52,902	$33,954	$106,324	$64,219

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
	2022	2021
	(In thousands)
Real estate mortgage	$13,570,353	$11,189,278
Real estate construction and land (1)	4,059,965	3,491,340
Commercial	8,494,614	7,888,068
Consumer	483,609	457,622
Total gross loans and leases held for investment	26,608,541	23,026,308
Deferred fees, net	(107,404)	(84,760)
Total loans and leases held for investment, net of deferred fees	26,501,137	22,941,548
Allowance for loan and lease losses	(188,705)	(200,564)
Total loans and leases held for investment, net (2)	$26,312,432	$22,740,984
____________________
(1)    Includes land and acquisition and development loans of $116.3 million and $151.8 million at June 30, 2022 and December 31, 2021.
(2)    Excludes accrued interest receivable of $88.9 million and $80.3 million at June 30, 2022 and December 31, 2021, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2022
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$13,345	$1,859	$15,204	$3,655,311	$3,670,515
Residential	14,425	22,447	36,872	9,842,259	9,879,131
Total real estate mortgage	27,770	24,306	52,076	13,497,570	13,549,646
Real estate construction and land:
Commercial	—	—	—	837,423	837,423
Residential	26,288	12,477	38,765	3,114,851	3,153,616
Total real estate construction and land	26,288	12,477	38,765	3,952,274	3,991,039
Commercial:
Asset-based	—	441	441	5,067,671	5,068,112
Venture capital	—	—	—	2,179,190	2,179,190
Other commercial	10,812	638	11,450	1,218,054	1,229,504
Total commercial	10,812	1,079	11,891	8,464,915	8,476,806
Consumer	1,711	205	1,916	481,730	483,646
Total	$66,581	$38,067	$104,648	$26,396,489	$26,501,137

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$5,307	$2,236	$7,543	$3,754,756	$3,762,299
Residential	40,505	9,666	50,171	7,366,250	7,416,421
Total real estate mortgage	45,812	11,902	57,714	11,121,006	11,178,720
Real estate construction and land:
Commercial	—	—	—	832,591	832,591
Residential	7,271	2,223	9,494	2,595,042	2,604,536
Total real estate construction and land	7,271	2,223	9,494	3,427,633	3,437,127
Commercial:
Asset-based	—	464	464	4,075,013	4,075,477
Venture capital	—	—	—	2,320,593	2,320,593
Other commercial	955	3,601	4,556	1,467,425	1,471,981
Total commercial	955	4,065	5,020	7,863,031	7,868,051
Consumer	1,004	276	1,280	456,370	457,650
Total	$55,042	$18,466	$73,508	$22,868,040	$22,941,548
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2022			December 31, 2021
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$28,529	$3,641,986	$3,670,515	$27,540	$3,734,759	$3,762,299
Residential	27,524	9,851,607	9,879,131	12,292	7,404,129	7,416,421
Total real estate mortgage	56,053	13,493,593	13,549,646	39,832	11,138,888	11,178,720
Real estate construction and land:
Commercial	—	837,423	837,423	—	832,591	832,591
Residential	13,287	3,140,329	3,153,616	4,715	2,599,821	2,604,536
Total real estate construction and land	13,287	3,977,752	3,991,039	4,715	3,432,412	3,437,127
Commercial:
Asset-based	1,189	5,066,923	5,068,112	1,464	4,074,013	4,075,477
Venture capital	3,120	2,176,070	2,179,190	2,799	2,317,794	2,320,593
Other commercial	4,655	1,224,849	1,229,504	11,950	1,460,031	1,471,981
Total commercial	8,964	8,467,842	8,476,806	16,213	7,851,838	7,868,051
Consumer	223	483,423	483,646	414	457,236	457,650
Total	$78,527	$26,422,610	$26,501,137	$61,174	$22,880,374	$22,941,548

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2022, nonaccrual loans and leases included $38.1 million of loans and leases 90 or more days past due, $15.8 million of loans and leases 30 to 89 days past due, and $24.7 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2021, nonaccrual loans and leases included $18.5 million of loans and leases 90 or more days past due, $6.3 million of loans and leases 30 to 89 days past due, and $36.4 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of June 30, 2022, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $19.5 million and represented 25% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2022
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$46,203	$157,476	$3,466,836	$3,670,515
Residential	32,443	19,248	9,827,440	9,879,131
Total real estate mortgage	78,646	176,724	13,294,276	13,549,646
Real estate construction and land:
Commercial	—	155,745	681,678	837,423
Residential	13,287	39,357	3,100,972	3,153,616
Total real estate construction and land	13,287	195,102	3,782,650	3,991,039
Commercial:
Asset-based	1,189	54,131	5,012,792	5,068,112
Venture capital	3,116	37,831	2,138,243	2,179,190
Other commercial	7,727	11,081	1,210,696	1,229,504
Total commercial	12,032	103,043	8,361,731	8,476,806
Consumer	299	5,392	477,955	483,646
Total	$104,264	$480,261	$25,916,612	$26,501,137

	December 31, 2021
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$62,206	$191,809	$3,508,284	$3,762,299
Residential	17,700	19,848	7,378,873	7,416,421
Total real estate mortgage	79,906	211,657	10,887,157	11,178,720
Real estate construction and land:
Commercial	—	67,727	764,864	832,591
Residential	4,715	1,720	2,598,101	2,604,536
Total real estate construction and land	4,715	69,447	3,362,965	3,437,127
Commercial:
Asset-based	4,591	78,305	3,992,581	4,075,477
Venture capital	4,794	14,833	2,300,966	2,320,593
Other commercial	21,659	15,528	1,434,794	1,471,981
Total commercial	31,044	108,666	7,728,341	7,868,051
Consumer	439	1,841	455,370	457,650
Total	$116,104	$391,611	$22,433,833	$22,941,548

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months	Six Months		Three Months	Six Months
		Ended	Ended		Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2022	2022	2022	2021	2021	2021
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$66	$—	$—	$74	$—	$—
Residential	6,941	—	—	2,806	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	1,646	—	—	403	—	—
Commercial:
Asset based	748	—	—	1,484	—	—
Venture capital	3,120	—	—	2,717	—	—
Other commercial	1,262	—	—	1,472	—	—
Consumer	223	—	—	360	—	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$28,463	$14	$98	$31,991	$140	$430
Residential	20,583	—	—	3,327	—	—
Real estate construction and land:
Commercial	—	—	—	284	—	—
Residential	11,641	—	—	1,531	—	—
Commercial:
Asset based	441	—	—	489	—	—
Venture capital	—	—	—	—	—	—
Other commercial	3,393	7	361	9,865	1,814	3,644
Consumer	—	—	—	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$56,053	$14	$98	$38,198	$140	$430
Real estate construction and land	13,287	—	—	2,218	—	—
Commercial	8,964	7	361	16,027	1,814	3,644
Consumer	223	—	—	360	—	—
Total	$78,527	$21	$459	$56,803	$1,954	$4,074

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$3,156	$7,553	$7,041	$6,031	$40,194	$27,677	$—	$91,652
3-4 Pass	282,678	497,641	522,878	283,379	493,351	1,203,978	80,868	10,411	3,375,184
5 Special mention	—	—	3,278	73,578	50,678	29,942	—	—	157,476
6-8 Classified	—	—	476	2,078	29,357	14,292	—	—	46,203
Total	$282,678	$500,797	$534,185	$366,076	$579,417	$1,288,406	$108,545	$10,411	$3,670,515
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$1,488	$183	$—	$—	$1,671

Real Estate Mortgage:
Residential
Internal risk rating:
1-2 High pass	$—	$99,724	$22,983	$57,363	$55,435	$44,419	$1,000	$—	$280,924
3-4 Pass	3,118,273	4,045,948	568,720	583,160	452,990	646,013	131,295	117	9,546,516
5 Special mention	1,828	4,279	151	12,990	—	—	—	—	19,248
6-8 Classified	2,724	20,325	3,209	—	3,061	2,897	—	227	32,443
Total	$3,122,825	$4,170,276	$595,063	$653,513	$511,486	$693,329	$132,295	$344	$9,879,131
Current YTD period:
Gross charge-offs	$—	$34	$1	$—	$—	$—	$—	$—	$35

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	33,665	132,772	80,308	368,548	57,553	8,843	(11)	—	681,678
5 Special mention	—	—	—	—	86,528	69,217	—	—	155,745
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$33,665	$132,772	$80,308	$368,548	$144,081	$78,060	$(11)	$—	$837,423
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	505,330	962,146	845,779	621,951	165,271	820	(325)	—	3,100,972
5 Special mention	16,070	3,421	19,866	—	—	—	—	—	39,357
6-8 Classified	(365)	7,105	5,700	588	—	259	—	—	13,287
Total	$521,035	$972,672	$871,345	$622,539	$165,271	$1,079	$(325)	$—	$3,153,616
Current YTD period:
Gross charge-offs	$—	$7	$—	$—	$—	$—	$—	$—	$7

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$180,149	$166,488	$53,533	$189,543	$117,975	$231,190	$868,141	$17,039	$1,824,058
3-4 Pass	383,309	248,015	59,956	56,192	36,185	49,379	2,248,953	106,745	3,188,734
5 Special mention	—	—	—	32,720	9,070	—	8,604	3,737	54,131
6-8 Classified	—	—	—	—	—	441	—	748	1,189
Total	$563,458	$414,503	$113,489	$278,455	$163,230	$281,010	$3,125,698	$128,269	$5,068,112
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$16,009	$—	$1,999	$—	$—	$8	$137,261	$—	$155,277
3-4 Pass	46,412	164,767	18,740	21,192	4,510	4,523	1,697,801	25,021	1,982,966
5 Special mention	—	29,958	2,111	4,025	—	—	1,737	—	37,831
6-8 Classified	—	475	—	—	1,284	—	(4)	1,361	3,116
Total	$62,421	$195,200	$22,850	$25,217	$5,794	$4,531	$1,836,795	$26,382	$2,179,190
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$494	$24,925	$8,799	$214	$9	$217	$21,052	$—	$55,710
3-4 Pass	43,910	292,506	65,676	47,213	52,217	93,869	547,544	12,051	1,154,986
5 Special mention	—	830	202	503	1,508	7,863	77	98	11,081
6-8 Classified	—	1,150	—	357	(3)	2,841	2,147	1,235	7,727
Total	$44,404	$319,411	$74,677	$48,287	$53,731	$104,790	$570,820	$13,384	$1,229,504
Current YTD period:
Gross charge-offs	$—	$159	$—	$—	$—	$1,701	$1,818	$66	$3,744

Consumer
Internal risk rating:
1-2 High pass	$—	$34	$9	$—	$3	$—	$614	$—	$660
3-4 Pass	83,997	230,843	19,477	59,951	29,422	43,835	9,770	—	477,295
5 Special mention	890	2,401	183	1,433	87	305	93	—	5,392
6-8 Classified	—	181	—	—	24	75	1	18	299
Total	$84,887	$233,459	$19,669	$61,384	$29,536	$44,215	$10,478	$18	$483,646
Current YTD period:
Gross charge-offs	$—	$—	$22	$338	$—	$216	$—	$—	$576

Total Loans and Leases
Internal risk rating:
1-2 High pass	$196,652	$294,327	$94,876	$254,161	$179,453	$316,028	$1,055,745	$17,039	$2,408,281
3-4 Pass	4,497,574	6,574,638	2,181,534	2,041,586	1,291,499	2,051,260	4,715,895	154,345	23,508,331
5 Special mention	18,788	40,889	25,791	125,249	147,871	107,327	10,511	3,835	480,261
6-8 Classified	2,359	29,236	9,385	3,023	33,723	20,805	2,144	3,589	104,264
Total	$4,715,373	$6,939,090	$2,311,586	$2,424,019	$1,652,546	$2,495,420	$5,784,295	$178,808	$26,501,137
Current YTD period:
Gross charge-offs	$—	$200	$23	$338	$1,488	$2,100	$1,818	$66	$6,033
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

TDRs are a result of rate reductions, term extensions, fee concessions, transfers to foreclosed assets, discounted loan payoffs, and debt forgiveness, or a combination thereof. The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the periods indicated:

	Three Months Ended June 30,
	2022			2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—	$—	1	$—	$—
Residential	1	208	208	—	—	—
Real estate construction and land:
Residential	—	—	—	1	208	208
Commercial:
Venture capital	4	3,330	3,330	1	2,408	2,408
Other commercial	6	57	57	25	16,358	16,358
Consumer	1	18	18	—	—	—
Total	12	$3,613	$3,613	28	$18,974	$18,974

	Six Months Ended June 30,
	2022			2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	1	$—	$—	2	$647	$—
Residential	2	512	207	2	266	266
Real estate construction and land:
Residential	—	—	—	1	208	208
Commercial:
Asset-based	—	—	—	1	503	503
Venture capital	5	3,330	3,330	3	4,502	2,529
Other commercial	19	1,131	1,131	35	48,608	30,634
Consumer	1	18	18	1	20	20
Total	28	$4,991	$4,686	45	$54,754	$34,160
During the three months and six months ended June 30, 2022, there was one residential real estate mortgage loan for $104,000 and two other commercial loans for $110,000 restructured in the preceding 12-month period that subsequently defaulted. During the three months and six months ended June 30, 2021, there were two other commercial loan for $134,000 restructured in the preceding 12-month period that subsequently defaulted.

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$2,491	$2,278	$4,879	$4,358
The following table presents the components of leases receivable as of the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Net investment in direct financing leases:
Lease payments receivable	$213,628	$190,025
Unguaranteed residual assets	23,976	21,487
Deferred costs and other	1,822	1,373
Aggregate net investment in leases	$239,426	$212,885
The following table presents maturities of leases receivable as of the date indicated:

June 30, 2022
(In thousands)
Period ending December 31,
2022	$29,235
2023	59,343
2024	54,917
2025	37,721
2026	25,076
Thereafter	33,619
Total undiscounted cash flows	239,911
Less: Unearned income	(26,283)
Present value of lease payments	$213,628

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended June 30, 2022
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$86,715	$44,161	$57,056	$9,466	$197,398
Charge-offs	(1,538)	(7)	(911)	(343)	(2,799)
Recoveries	1,305	—	2,790	11	4,106
Net (charge-offs) recoveries	(233)	(7)	1,879	(332)	1,307
Provision	(1,195)	(2,376)	(4,904)	(1,525)	(10,000)
Balance, end of period	$85,287	$41,778	$54,031	$7,609	$188,705

	Six Months Ended June 30, 2022
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$98,053	$45,079	$48,718	$8,714	$200,564
Charge-offs	(1,706)	(7)	(3,744)	(576)	(6,033)
Recoveries	1,468	149	4,525	32	6,174
Net (charge-offs) recoveries	(238)	142	781	(544)	141
Provision	(12,528)	(3,443)	4,532	(561)	(12,000)
Balance, end of period	$85,287	$41,778	$54,031	$7,609	$188,705

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$140	$—	$812	$—	$952
Collectively evaluated	$85,147	$41,778	$53,219	$7,609	$187,753

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$40,178	$27,121	$11,419	$—	$78,718
Collectively evaluated	13,509,468	3,963,918	8,465,387	483,646	26,422,419
Ending balance	$13,549,646	$3,991,039	$8,476,806	$483,646	$26,501,137

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
The allowance for loan and lease losses decreased by $8.7 million in the second quarter of 2022 to $188.7 million due primarily to a provision for loan and lease losses benefit of $10.0 million driven by improvement in credit risks specific to the COVID-19 pandemic combined with changes in our loan portfolio composition, offset partially by an increased provision for loan growth and economic uncertainty.
We actively participated in both rounds of the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act during 2020 and 2021, originating $1.65 billion of such loans. As of June 30, 2022, PPP loans totaled $33.0 million, net of deferred fees. The loans have two or five year terms, are fully guaranteed by the SBA, and do not carry an allowance.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	June 30, 2022			December 31, 2021
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$48,253	$—	$48,253	$30,817	$—	$30,817
Real estate construction and land	13,621	—	13,621	10,421	—	10,421
Commercial	—	440	440	—	7,586	7,586
Total	$61,874	$440	$62,314	$41,238	$7,586	$48,824
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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	June 30, 2022
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$197,398	$75,071	$272,469
Charge-offs	(2,799)	—	(2,799)
Recoveries	4,106	—	4,106
Net recoveries	1,307	—	1,307
Provision	(10,000)	20,000	10,000
Balance, end of period	$188,705	$95,071	$283,776

	Six Months Ended
	June 30, 2022
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$200,564	$73,071	$273,635
Charge-offs	(6,033)	—	(6,033)
Recoveries	6,174	—	6,174
Net recoveries	141	—	141
Provision	(12,000)	22,000	10,000
Balance, end of period	$188,705	$95,071	$283,776

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets, net of the valuation allowance, as of the dates indicated:

	June 30,	December 31,
Property Type	2022	2021
	(In thousands)
Commercial real estate	$—	$12,594
Multi‑family	—	—
Total other real estate owned, net	—	12,594
Other foreclosed assets	—	249
Total foreclosed assets, net	$—	$12,843
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets, Net
(In thousands)
Balance, December 31, 2021	$12,843
Transfers to foreclosed assets from loans	304
Reductions related to sales	(13,147)
Balance, June 30, 2022	$—
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$133,850	$100,550	$133,850	$109,646
Addition from Civic acquisition	—	—	—	750
Fully amortized portion	—	—	—	(9,846)
Balance, end of period	133,850	100,550	133,850	100,550
Accumulated Amortization:
Balance, beginning of period	(92,542)	(79,238)	(88,893)	(86,005)
Amortization expense	(3,649)	(2,889)	(7,298)	(5,968)
Fully amortized portion	—	—	—	9,846
Balance, end of period	(96,191)	(82,127)	(96,191)	(82,127)
Net CDI and CRI, end of period	$37,659	$18,423	$37,659	$18,423
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

June 30, 2022
(In thousands)
Period ending December 31,
2022	$6,277
2023	9,085
2024	6,404
2025	4,087
2026	3,482
Thereafter	8,324
Net CDI and CRI	$37,659

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	June 30,	December 31,
Other Assets	2022	2021
	(In thousands)
LIHTC investments	$300,448	$297,746
Deferred tax asset, net (1)	254,090	—
Cash surrender value of BOLI	205,498	203,836
Interest receivable	128,960	120,329
Operating lease ROU assets, net (2)	128,601	123,225
Equity investments without readily determinable fair values	63,268	62,975
SBIC investments	57,337	46,861
Prepaid expenses	26,816	27,632
Taxes receivable	39,635	36,011
Equity investments with readily determinable fair values	57	28,578
Equity warrants (3)	4,001	3,555
Other receivables/assets	146,740	133,244
Total other assets	$1,355,451	$1,083,992
____________________
(1)    At December 31, 2021, this was a net deferred tax liability of $19.6 million. The change to a deferred tax asset in 2022 was primarily attributable to the increase in unrealized losses on the Company's investment securities portfolio.
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
NOTE 8. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease expense:
Fixed costs	$9,042	$8,776	$17,521	$17,272
Variable costs	36	9	59	24
Short-term lease costs	379	429	743	685
Sublease income	(1,077)	(1,084)	(2,153)	(2,183)
Net lease expense	$8,380	$8,130	$16,170	$15,798
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,574	$18,450
ROU assets obtained in exchange for lease obligations:
Operating leases	$23,804	$16,649

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	June 30,	December 31,
	2022	2021
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$128,601	$123,225
Operating lease liabilities	$149,905	$142,117

Weighted average remaining lease term (in years)	5.9	5.6
Weighted average discount rate	2.28%	2.23%
The following table presents the maturities of operating lease liabilities as of the date indicated:

June 30, 2022
(In thousands)
Period ending December 31,
2022	$18,808
2023	35,920
2024	28,731
2025	21,902
2026	16,817
Thereafter	38,902
Total operating lease liabilities	161,080
Less: Imputed interest	(11,175)
Present value of operating lease liabilities	$149,905
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings. The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the six months ended June 30, 2022 and 2021.
The following table presents the rental payments to be received on operating leases as of the date indicated:

June 30, 2022
(In thousands)
Period ending December 31,
2022	$22,902
2023	40,722
2024	36,156
2025	27,659
2026	21,901
Thereafter	44,456
Total undiscounted cash flows	$193,796

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,230,000	1.57%	$—	—%
FHLB unsecured overnight advance	112,000	1.61%	—	—%
AFX short-term borrowings	250,000	1.70%	—	—%
Total borrowings	$1,592,000	1.59%	$—	—%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of June 30, 2022 of $5.4 billion, collateralized by a blanket lien on $5.7 billion of qualifying loans and $2.1 billion of securities. As of June 30, 2022, the balance outstanding was $1.2 billion, which consisted of a $1.0 billion overnight advance and a $200.0 million one-month advance with a July 6, 2022 maturity date. As of December 31, 2021, there was no balance outstanding.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2022, the Bank had secured borrowing capacity of $2.4 billion collateralized by liens covering $3.0 billion of qualifying loans. As of June 30, 2022 and December 31, 2021, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $112.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which there was a $112.0 million balance outstanding at June 30, 2022 and no balance outstanding at December 31, 2021.
Federal Funds Arrangements with Commercial Banks. As of June 30, 2022, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2022 and December 31, 2021, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2022, the balance outstanding was $250.0 million, which consisted of $250.0 million in overnight borrowings. As of December 31, 2021, there was no balance outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	June 30, 2022		December 31, 2021		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset) (6)
	(Dollars in thousands)
Subordinated notes, net (2)	$394,882	3.25%	$394,634	3.25%	4/30/2021	5/1/2031	Fixed rate (3)
Trust V	10,310	5.13%	10,310	3.32%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	4.88%	10,310	3.25%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	4.98%	5,155	3.17%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	4.04%	61,856	2.88%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	3.52%	20,619	1.89%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	3.43%	16,495	1.80%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	3.38%	10,310	1.75%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	3.78%	82,475	2.15%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	3.24%	128,866	2.08%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	3.24%	51,545	2.08%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	3.24%	51,550	2.08%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (4)	27,022	1.61%	29,306	1.49%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	3.24%	16,470	2.08%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	3.24%	6,650	2.08%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	3.24%	39,177	2.08%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Total subordinated debt	933,692	3.36%	935,728	2.64%
Acquisition discount (5)	(69,936)		(72,445)
Net subordinated debt	$863,756		$863,283
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $5.1 million.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  DERIVATIVES
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	June 30, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$86,533	$4,198	$87,470	$992
Foreign exchange contracts	28,463	631	28,463	1,517
Interest rate and economic contracts	114,996	4,829	115,933	2,509
Equity warrant assets	18,612	4,001	18,539	3,555
Total	$133,608	$8,830	$134,472	$6,064

Derivative Liabilities:
Interest rate contracts	$86,533	$4,008	$87,470	$931
Foreign exchange contracts	28,463	—	28,463	—
Total	$114,996	$4,008	$115,933	$931
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
NOTE 11.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	June 30,	December 31,
	2022	2021
	(In thousands)
Loan commitments to extend credit	$11,866,437	$9,006,350
Standby letters of credit	328,143	345,769
Total	$12,194,580	$9,352,119
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $95.1 million at June 30, 2022 and $73.1 million at December 31, 2021.

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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of June 30, 2022 and December 31, 2021, we had commitments to contribute capital to these entities totaling $80.4 million and $85.9 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

June 30, 2022
(In thousands)
Period ending December 31,
2022	$35,761
2023	39,084
2024	5,558
Total	$80,403
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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At June 30, 2022, the fair value of these investments was $57.3 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	June 30, 2022
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$2,577,715	$—	$2,577,715	$—
Agency commercial MBS	976,221	—	976,221	—
Agency residential CMOs	803,309	—	803,309	—
Municipal securities	700,605	—	700,605	—
U.S. Treasury securities	696,054	696,054	—	—
Corporate debt securities	369,461	—	369,461	—
Collateralized loan obligations	352,290	—	352,290	—
Private label residential CMOs	216,103	—	216,103	—
Asset-backed securities	32,647	—	32,647	—
Private label commercial MBS	32,516	—	32,516	—
SBA securities	23,727	—	23,727	—
Total securities available-for-sale	$6,780,648	$696,054	$6,084,594	$—
Equity investments with readily determinable fair values	$57	$57	$—	$—
Derivatives (1):
Equity warrants	4,001	—	—	4,001
Interest rate and economic contracts	4,829	—	4,829	—
Derivative liabilities	4,008	—	4,008	—

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
During the six months ended June 30, 2022, there was a $9,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was also a $4.6 million transfer of private label commercial MBS from Level 3 to Level 2 during the six months ended June 30, 2022.
The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	June 30, 2022
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	25.2% - 141.3%	28.9%
Risk-free interest rate	1.3% - 3.0%	2.9%
Remaining life assumption (in years)	0.08 - 4.98	3.09
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes activity for our Level 3 private label commercial MBS available-for-sale and equity warrants measured at fair value on a recurring basis for the period indicated:

	Private Label	Equity
	Commercial MBS	Warrants
	(In thousands)
Balance, December 31, 2021	$15,001	$3,555
Total included in earnings	(8)	2,244
Total included in other comprehensive income (loss)	(156)	—
Issuances	—	392
Transfer to Level 2	(4,552)	—
Net settlements	(10,285)	—
Exercises and settlements	—	(2,181)
Transfers to Level 1 (equity investments with readily determinable fair values)	—	(9)
Balance, June 30, 2022	$—	$4,001

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$—
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	June 30, 2022
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$23,501	$—	$13,760	$9,741
Total non-recurring	$23,501	$—	$13,760	$9,741

	Fair Value Measurement as of
	December 31, 2021
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$30,882	$—	$2,915	$27,967
Total non-recurring	$30,882	$—	$2,915	$27,967
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
Losses on Assets	June 30,		June 30,
Measured on a Non-Recurring Basis	2022	2021	2022	2021
	(In thousands)
Individually evaluated loans and leases	$1,569	$1,951	$1,584	$2,653
OREO	—	—	—	14
Total losses	$1,569	$1,951	$1,584	$2,667

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	June 30, 2022
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(Dollars in thousands)
Individually evaluated
loans and leases	$7,103	Discounted cash flows	Discount rates	5.50% - 9.25%	7.11%
Individually evaluated
loans and leases	2,638	Third party appraisals	No discounts
Total non-recurring Level 3	$9,741
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$197,027	$197,027	$197,027	$—	$—
Interest-earning deposits in financial institutions	2,192,877	2,192,877	2,192,877	—	—
Securities available-for-sale	6,780,648	6,780,648	696,054	6,084,594	—
Securities held-to-maturity	2,260,367	2,209,759	180,896	2,028,863	—
Investment in FHLB stock	33,210	33,210	—	33,210	—
Loans and leases held for investment, net	26,312,432	24,639,943	—	13,760	24,626,183
Equity investments with readily determinable fair values	57	57	57	—	—
Equity warrants	4,001	4,001	—	—	4,001
Interest rate and economic contracts	4,829	4,829	—	4,829	—
Servicing rights	839	839	—	—	839

Financial Liabilities:
Core deposits	29,218,646	29,218,646	—	29,218,646	—
Non-core non-maturity deposits	2,185,248	2,185,248	—	2,185,248	—
Time deposits	2,564,258	2,542,229	—	2,542,229	—
Borrowings	1,592,000	1,591,920	1,392,000	199,920	—
Subordinated debt	863,756	880,648	—	880,648	—
Derivative liabilities	4,008	4,008	—	4,008	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$112,548	$112,548	$112,548	$—	$—
Interest-earning deposits in financial institutions	3,944,686	3,944,686	3,944,686	—	—
Securities available-for-sale	10,694,458	10,694,458	966,898	9,712,559	15,001
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	22,740,984	23,461,156	—	2,915	23,458,241
Equity investments with readily determinable fair values	28,578	28,578	28,578	—	—
Equity warrants	3,555	3,555	—	—	3,555
Interest rate and economic contracts	2,509	2,509	—	2,509	—
Servicing rights	1,228	1,228	—	—	1,228

Financial Liabilities:
Core deposits	32,734,949	32,734,949	—	32,734,949	—
Non-core non-maturity deposits	889,976	889,976	—	889,976	—
Time deposits	1,372,832	1,371,527	—	1,371,527	—
Borrowings	—	—	—	—	—
Subordinated debt	863,283	917,342	—	917,342	—
Derivative liabilities	931	931	—	931	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2022, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13.  EARNINGS PER COMMON SHARE
The following table presents the computations of basic and diluted net earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Basic Earnings Per Common Share:
Net earnings	$122,360	$180,512	$242,488	$330,918
Less: Earnings allocated to unvested restricted stock(1)	(2,351)	(3,172)	(4,389)	(5,495)
Net earnings allocated to common shares	$120,009	$177,340	$238,099	$325,423

Weighted-average basic shares and unvested restricted
stock outstanding	120,022	119,386	119,810	119,121
Less: Weighted-average unvested restricted stock
outstanding	(2,460)	(2,356)	(2,354)	(2,181)
Weighted-average basic shares outstanding	117,562	117,030	117,456	116,940

Basic earnings per common share	$1.02	$1.52	$2.03	$2.78

Diluted Earnings Per Common Share:
Net earnings allocated to common shares	$120,009	$177,340	$238,099	$325,423

Weighted-average diluted shares outstanding	117,562	117,030	117,456	116,940

Diluted earnings per common share	$1.02	$1.52	$2.03	$2.78
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

	Three Months Ended June 30,
	2022		2021
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$350,518	$—	$280,505	$—
Noninterest income:
Service charges on deposit accounts	3,634	3,634	3,452	3,452
Other commissions and fees	10,813	4,001	10,704	2,603
Leased equipment income	12,335	—	10,847	—
Gain on sale of loans	12	—	1,422	—
Loss on sale of securities	(1,209)	—	—	—
Dividends and gains on equity securities	4,097	—	5,394	—
Warrant income	1,615	—	5,650	—
Other income	3,049	65	2,902	394
Total noninterest income	34,346	7,700	40,371	6,449
Total revenue	$384,864	$7,700	$320,876	$6,449
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	June 30,
	2022	2021
	(In thousands)
Products and services transferred at a point in time	$3,771	$3,068
Products and services transferred over time	3,929	3,381
Total revenue from contracts with customers	$7,700	$6,449

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2022		2021
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total interest income	$673,422	$—	$553,842	$—
Noninterest income:
Service charges on deposit accounts	7,205	7,205	6,386	6,386
Other commissions and fees	22,393	7,774	19,862	5,460
Leased equipment income	25,429	—	22,201	—
Gain on sale of loans	72	—	1,561	—
(Loss) gain on sale of securities	(1,105)	—	101	—
Dividends and (losses) gains on equity securities	(7,278)	—	16,298	—
Warrant income	2,244	—	11,773	—
Other income	6,204	63	7,018	574
Total noninterest income	55,164	15,042	85,200	12,420
Total revenue	$728,586	$15,042	$639,042	$12,420
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Products and services transferred at a point in time	$7,697	$6,065
Products and services transferred over time	7,345	6,355
Total revenue from contracts with customers	$15,042	$12,420
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Receivables, which are included in "Other assets"	$1,406	$1,066
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$163	$229
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the six months ended June 30, 2022 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $66,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the annual meeting of stockholders held on May 11, 2021, the Company's stockholders approved the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the “Amended and Restated 2017 Plan”). The Company’s Amended and Restated 2017 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until December 31, 2026. The Amended and Restated 2017 Plan authorizes grants of stock-based compensation instruments to issue up to 6,650,000 shares. As of June 30, 2022, there were 2,083,271 shares available for grant under the Amended and Restated 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $9.0 million and $8.2 million for the three months ended June 30, 2022 and 2021 and $16.5 million and $14.6 million for the six months ended June 30, 2022 and 2021. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of June 30, 2022 totaled $82.3 million.
Time-Based Restricted Stock Awards
At June 30, 2022, there were 2,516,279 shares of unvested TRSAs outstanding. TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying award on the grant date and is recognized over the vesting period using the straight-line method.
Performance-Based Restricted Stock Units
At June 30, 2022, there were 505,647 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The shares underlying the PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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
Preferred Stock Issuance
On June 6, 2022, the Company issued and sold 20,530,000 depositary shares (the “Depositary Shares”), each representing a 1/40th ownership interest in a share of the Company’s 7.75% fixed rate reset non-cumulative, non-convertible, perpetual preferred stock, Series A, par value $0.01 per share (the “Series A preferred stock”), with a liquidation preference of $1,000 per share of Series A preferred stock (equivalent to $25.00 per Depositary Share). The Series A preferred stock qualifies as Tier 1 capital for purposes of regulatory capital calculations. The gross proceeds were $513.3 million while net proceeds from the issuance of the Series A preferred stock, after deducting $14.7 million of offering costs including the underwriting discount and other expenses, were $498.5 million.
Holders of the Depositary Shares will be entitled to all proportional rights and preferences of the Series A preferred stock (including dividend, voting, redemption, and liquidation rights).

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Dividends on the Series A preferred stock will not be cumulative or mandatory. If the Company’s board of directors does not declare a dividend on the Series A preferred stock in respect of a dividend period, then no dividend shall be deemed to be payable for such dividend period, or be cumulative, and the Company will have no obligation to pay any dividend for that dividend period, whether or not the board of directors, declares a dividend on the Series A preferred stock or any other class or series of its capital stock for any future dividend period. Additionally, so long as any share of Series A preferred stock remains outstanding, unless dividends on all outstanding shares of Series A preferred stock for the most recently completed dividend period have been paid in full or declared and a sum sufficient for the payment thereof has been set aside for payment, no dividend shall be declared or paid or set aside for payment and no distribution shall be declared or made or set aside for payment on the Company’s common stock.
The Series A preferred stock is perpetual and has no maturity date. The Series A preferred stock is not subject to any mandatory redemption, sinking fund, or other similar provisions. The Company, at its option and subject to prior regulatory approval, may redeem the Series A preferred stock (i) in whole or in part, from time to time, on any dividend payment date on or after September 1, 2027 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $1,000 per share of Series A preferred stock (equivalent to $25 per Depositary Share), plus any declared and unpaid dividends, without regard to any undeclared dividends, to but excluding the redemption date. Neither the holders of the Series A preferred stock nor holders of the Depositary Shares will have the right to require the redemption or repurchase of the Series A preferred stock.

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
ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
This standard clarifies that a contractual sale restriction is not considered in measuring an equity security at fair value. The standard also clarifies that an entity cannot recognize a contractual sale restriction as a separate unit of account, such as a contra-asset or liability. The standard requires new disclosures for all entities with equity securities subject to contractual sales restrictions. Additionally, early adoption is permitted.

January 1, 2024
The Company does not take into account contractual sale restrictions in determining the fair value of its equity securities. The Company expects that this standard will not have a material impact on its consolidated financial statements.

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
NOTE 18.  SUBSEQUENT EVENTS
Common Stock Dividends
On August 1, 2022, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share. The cash dividend is payable on August 31, 2022 to stockholders of record at the close of business on August 15, 2022.
Preferred Stock Dividends
On August 1, 2022, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4575 per Depositary Share. The cash dividend is payable on September 1, 2022 to stockholders of record at the close of business on August 15, 2022.
The Company has evaluated events that have occurred subsequent to June 30, 2022 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

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
•weaker than expected general business and economic conditions, including a recession, could adversely affect the Company’s revenues, the values of its assets and liabilities, negatively impact loan and deposit growth, and may impact our borrowers ability to repay their loans;
•our ability to compete effectively against other financial service providers in our markets;
•the impact of changes in interest rates or levels of market activity, especially on the fair value of our loan and investment portfolios;
•deterioration, weaker than expected improvement, the rate of inflation, or other changes in the state of the economy or the markets in which we conduct business (including the levels of initial public offerings and mergers and acquisitions), which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;
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
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2022, accounted for 92.0% of net revenue (net interest income plus noninterest income).
At June 30, 2022, the Company had total assets of $41.0 billion, including $26.5 billion of total loans and leases, net of deferred fees, $6.8 billion of securities available-for-sale, $2.3 billion of securities held-to-maturity, and $2.2 billion of interest-earning deposits in financial institutions compared to $40.4 billion of total assets at December 31, 2021, including $22.9 billion of total loans and leases, net of deferred fees, $10.7 billion of securities available-for-sale, no securities held-to-maturity, and $3.9 billion of interest-earning deposits in financial institutions. The $507.4 million increase in total assets since year-end was due primarily to a $3.6 billion increase in loans and leases, net of deferred fees, and a $2.3 billion increase in securities held-to-maturity, offset partially by a $3.9 billion decrease in securities available-for-sale and a $1.8 billion decrease in interest-earning deposits in financial institutions. The changes in securities available-for-sale and securities held-to-maturity was due mainly to a $2.3 billion transfer from available-for-sale to held-to-maturity during the second quarter of 2022.
At June 30, 2022, the Company had total liabilities of $37.0 billion, including total deposits of $34.0 billion and borrowings of $1.6 billion, compared to $36.4 billion of total liabilities at December 31, 2021, including $35.0 billion of total deposits and no borrowings. The $528.6 million increase in total liabilities since year-end was due mainly to increases of $1.0 billion in overnight FHLB borrowings, $1.3 billion in non-core non-maturity deposits, and $1.2 billion in time deposits, offset partially by a decrease of $3.5 billion in core deposits. The decrease in core deposits was due primarily to a $3.4 billion decline in balances from our venture banking clients. At June 30, 2022, core deposits totaled $29.2 billion, or 86% of total deposits, including $13.3 billion of noninterest-bearing demand deposits, or 39% of total deposits.

At June 30, 2022, the Company had total stockholders' equity of $4.0 billion which was virtually unchanged compared to December 31, 2021. The $21.2 million decrease in stockholders' equity since year-end was due mainly to a $710.7 million decrease in accumulated other comprehensive income (loss) attributable to the investment securities portfolio going from a net unrealized gain of $66.0 million to a net unrealized loss of $644.8 million, and $60.0 million of cash dividends paid, offset partially by $498.5 million in net proceeds from our Series A preferred stock issuance in June 2022 and $242.5 million in net earnings. Our consolidated Tier 1 capital and total capital ratios increased to 10.15%, and 13.12% at June 30, 2022 due primarily to the Series A preferred stock issuance, while our consolidated common equity Tier 1 capital ratio decreased to 8.24% due to risk-weighted assets growing at a higher percentage than Tier 1 capital and the exclusion of Series A preferred stock from this capital calculation.
Recent Events
Preferred Stock Issuance
On June 6, 2022, the Company issued and sold 20,530,000 depositary shares (the “Depositary Shares”), each representing a 1/40th ownership interest in a share of the Company’s 7.75% fixed rate reset non-cumulative, non-convertible, perpetual preferred stock, Series A, par value $0.01 per share (the “Series A preferred stock”), with a liquidation preference of $1,000 per share of Series A preferred stock (equivalent to $25.00 per Depositary Share). The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations. The gross proceeds were $513.3 million while net proceeds from the issuance of the Series A preferred stock, after deducting $14.7 million of offering costs including the underwriting discount and other expenses, were $498.5 million. A total of 513,250 shares of Series A preferred stock was issued. For additional information regarding the Series A preferred stock issuance, see Note 15. Stockholders' Equity.
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

Loan and Lease Growth
We actively seek new lending opportunities in an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Our commercial loans and leases portfolio is diverse and generally includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies during the various phases of their early life cycles, and secured business loans.
Our loan origination process emphasizes credit quality. On occasion, to augment our internal loan production, we have purchased loans such as multi-family loans from other banks, private student loans from third-party lenders, and, most recently, single-family residential mortgage loans. Prior to our acquisition of Civic, we also purchased loans from Civic. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
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

The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Efficiency Ratio		2022	2021	2022	2021
		(Dollars in thousands)
Noninterest expense		$183,645	$151,750	$351,071	$301,886
Less:	Intangible asset amortization	3,649	2,889	7,298	5,968
	Foreclosed assets income, net	(28)	(119)	(3,381)	(118)
	Acquisition, integration and reorganization costs	—	200	—	3,625
	Noninterest expense used for efficiency ratio	$180,024	$148,780	$347,154	$292,411

Net interest income (tax equivalent)		$327,801	$270,083	$640,452	$534,718
Noninterest income		34,346	40,371	55,164	85,200
	Net revenues	362,147	310,454	695,616	619,918
Less:	(Loss) gain on sale of securities	(1,209)	—	(1,105)	101
	Net revenues used for efficiency ratio	$363,356	$310,454	$696,721	$619,817

Efficiency ratio		49.5%	47.9%	49.8%	47.2%
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

Non-GAAP Measurements
We use certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. We used the following non-GAAP measures in this Form 10-Q:
•Return on average tangible common equity, tangible common equity ratio, and tangible book value per common share: Given that the use of these measures is prevalent among banking regulators, investors, and analysts, we disclose them in addition to the related GAAP measures of return on average equity, equity to assets ratio, and book value per common share, respectively. The reconciliations of these non-GAAP measurements to the GAAP measurements are presented in the following tables for and as of the periods presented.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Return on Average Tangible Common Equity		2022	2021	2022	2021
		(Dollars in thousands)
Net earnings		$122,360	$180,512	$242,488	$330,918
Add:	Intangible asset amortization	3,649	2,889	7,298	5,968
	Adjusted net earnings used for return on average
	tangible common equity	$126,009	$183,401	$249,786	$336,886

Average stockholders' equity		$3,652,368	$3,739,042	$3,749,386	$3,678,481
Less:	Average intangible assets	1,445,333	1,224,208	1,447,184	1,208,581
Less:	Average preferred stock	137,100	—	68,929	—
	Average tangible common equity	$2,069,935	$2,514,834	$2,233,273	$2,469,900

Return on average equity (1)		13.44%	19.36%	13.04%	18.14%
Return on average tangible common equity (2)		24.42%	29.25%	22.55%	27.51%
___________________________________
(1)     Annualized net earnings divided by average stockholders' equity.
(2)     Annualized adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio and	June 30,	December 31,
Tangible Book Value Per Common Share	2022	2021
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,978,403	$3,999,630
Less: Preferred stock	498,516	—
Total common equity	3,479,887	3,999,630
Less: Intangible assets	1,443,395	1,450,693
Tangible common equity	$2,036,492	$2,548,937

Total assets	$40,950,723	$40,443,344
Less: Intangible assets	1,443,395	1,450,693
Tangible assets	$39,507,328	$38,992,651

Equity to assets ratio	9.72%	9.89%
Tangible common equity ratio (1)	5.15%	6.54%
Book value per common share	$28.93	$33.45
Tangible book value per common share (2)	$16.93	$21.31
Shares outstanding	120,288,024	119,584,854
_______________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Tangible common equity divided by shares outstanding.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$350,518	$280,505	$673,422	$553,842
Interest expense	(26,593)	(14,197)	(40,780)	(26,265)
Net interest income	323,925	266,308	632,642	527,577
Provision for credit losses	(11,500)	88,000	(11,500)	136,000
Noninterest income	34,346	40,371	55,164	85,200
Noninterest expense	(183,645)	(151,750)	(351,071)	(301,886)
Earnings before income taxes	163,126	242,929	325,235	446,891
Income tax expense	(40,766)	(62,417)	(82,747)	(115,973)
Net earnings	$122,360	$180,512	$242,488	$330,918

Per Common Share Data:
Diluted earnings per common share	$1.02	$1.52	$2.03	$2.78
Book value per common share	$28.93	$32.17
Tangible book value per common share (1)	$16.93	$21.95

Performance Ratios:
Return on average assets	1.23%	2.11%	1.22%	2.03%
Return on average tangible common equity (1)	24.42%	29.25%	22.55%	27.51%
Net interest margin (tax equivalent)	3.56%	3.40%	3.50%	3.53%
Yield on average loans and leases (tax equivalent)	4.65%	5.18%	4.66%	5.19%
Cost of average total deposits	0.18%	0.10%	0.13%	0.11%
Efficiency ratio	49.5%	47.9%	49.8%	47.2%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	8.24%	10.41%
Tier 1 capital ratio	10.15%	10.41%
Total capital ratio	13.12%	14.99%
Risk-weighted assets	$33,009,455	$24,274,256
_____________________________
(1)    See "- Non-GAAP Measurements."

Second Quarter of 2022 Compared to Second Quarter of 2021
Net earnings for the second quarter of 2022 were $122.4 million, or $1.02 per diluted share, compared to net earnings for the second quarter of 2021 of $180.5 million, or $1.52 per diluted share. The $58.2 million decrease in net earnings from the second quarter of 2021 was due mainly to a higher provision for credit losses of $99.5 million, lower noninterest income of $6.0 million and higher noninterest expense of $31.9 million, offset partially by higher net interest income of $57.6 million and lower income tax expense of $21.7 million. The increase in the provision for credit losses for the second quarter of 2022 from the second quarter of 2021 was due to an $11.5 million provision in the second quarter of 2022 compared to a provision benefit of $88.0 million in the second quarter of 2021. The provision in the second quarter of 2022 was due primarily to the growth in unfunded loan commitments of $2.0 billion in the quarter. The provision benefit in the second quarter of 2021 was due mainly to improvement in both macroeconomic forecast variables and loan portfolio credit quality metrics along with decreased provisions for individually evaluated loans and unfunded loan commitments. Noninterest income decreased due primarily to decreases of $4.0 million in warrant income, $1.3 million in dividends and gains (losses) on equity investments, and $1.4 million in gain on sale of loans and leases, with the first two items attributable mostly to a decrease in capital markets activity in 2022. Noninterest expense increased primarily due to an increase of $11.7 million in compensation expense, due mostly to the incremental expense of the higher headcount in 2022 from the acquired operations of the HOA Business in 2021 and increased levels of loan production in 2022. Net interest income increased due mainly to higher income on loans and leases and investment securities due primarily to higher average balances, offset partially by higher interest expense on interest-bearing liabilities due mainly to higher average balances and rates. The decrease in income tax expense was due primarily to lower pre-tax earnings in the second quarter of 2022 compared to the second quarter of 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net earnings for the six months ended June 30, 2022 were $242.5 million, or $2.03 per diluted share, compared to a net earnings for the six months ended June 30, 2021 of $330.9 million, or $2.78 per diluted share. The $88.4 million decrease in net earnings from the year-ago period was due mainly to a higher provision for credit losses of $147.5 million, lower noninterest income of $30.0 million, and higher noninterest expense of $49.2 million, offset partially by higher net interest income of $105.1 million and lower income tax expense of $33.2 million. The increase in the provision for credit losses for the six months ended June 30, 2022 from the year-ago period was due to an $11.5 million provision in the six months ended June 30, 2022 compared to a provision benefit of $136.0 million in the six months ended June 30, 2021. The provision in the six months ended June 30, 2022 was due primarily to the growth in unfunded loan commitments of $2.9 billion during the period. The provision benefit in the six months ended June 30, 2021 was due mainly to improvement in both macroeconomic forecast variables and loan portfolio credit quality metrics. Noninterest income decreased due primarily to decreases of $23.6 million in dividends and gains (losses) on equity investments and $9.5 million in warrant income, attributable mostly to a decrease in capital markets activity in 2022. Noninterest expense increased primarily due to an increase of $24.1 million in compensation expense, due mostly to the incremental expense of the higher headcount in 2022 from the acquired operations of Civic and the HOA Business in 2021 and increased levels of loan production in 2022. Net interest income increased due mainly to higher income on loans and leases and investment securities due primarily to higher average balances, offset partially by higher interest expense on interest-bearing liabilities due mainly to higher average balances and rates. The decrease in income tax expense was due primarily to lower pre-tax earnings in the six months ended June 30, 2022 compared to the year-ago period.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	June 30, 2022			June 30, 2021
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$25,449,773	$295,154	4.65%	$19,057,420	$246,147	5.18%
Investment securities (2)(4)	9,488,653	54,910	2.32%	6,492,721	36,111	2.23%
Deposits in financial institutions	1,984,751	4,330	0.88%	6,347,764	2,022	0.13%
Total interest‑earning assets (2)	36,923,177	354,394	3.85%	31,897,905	284,280	3.57%
Other assets	3,108,714			2,428,207
Total assets	$40,031,891			$34,326,112

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$6,517,381	3,816	0.23%	$7,235,726	2,394	0.13%
Money market	10,553,942	8,448	0.32%	8,484,933	3,318	0.16%
Savings	650,479	41	0.03%	598,225	36	0.02%
Time	1,939,816	3,057	0.63%	1,498,169	1,521	0.41%
Total interest‑bearing deposits	19,661,618	15,362	0.31%	17,817,053	7,269	0.16%
Borrowings	1,356,616	2,441	0.72%	225,446	265	0.47%
Subordinated debt	863,653	8,790	4.08%	735,725	6,663	3.63%
Total interest‑bearing liabilities	21,881,887	26,593	0.49%	18,778,224	14,197	0.30%
Noninterest‑bearing demand deposits	13,987,398			11,304,757
Other liabilities	510,238			504,089
Total liabilities	36,379,523			30,587,070
Stockholders’ equity	3,652,368			3,739,042
Total liabilities and stockholders' equity	$40,031,891			$34,326,112
Net interest income (2)		$327,801			$270,083
Net interest rate spread (2)			3.36%			3.27%
Net interest margin (2)			3.56%			3.40%

Total deposits (5)	$33,649,016	$15,362	0.18%	$29,121,810	$7,269	0.10%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $5.8 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively.
(4)    Includes tax-equivalent adjustments of $2.0 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
(5)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

	Six Months Ended
	June 30, 2022			June 30, 2021
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$24,446,967	$564,675	4.66%	$18,992,727	$488,993	5.19%
Investment securities (2)(4)	9,940,670	110,504	2.24%	5,940,995	68,440	2.32%
Deposits in financial institutions	2,530,921	6,053	0.48%	5,573,300	3,550	0.13%
Total interest‑earning assets (2)	36,918,558	681,232	3.72%	30,507,022	560,983	3.71%
Other assets	3,039,450			2,372,015
Total assets	$39,958,008			$32,879,037

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$6,804,407	5,592	0.17%	$6,821,101	4,626	0.14%
Money market	10,702,374	11,909	0.22%	8,231,870	6,596	0.16%
Savings	646,615	80	0.02%	585,662	71	0.02%
Time	1,611,039	3,989	0.50%	1,495,731	3,476	0.47%
Total interest‑bearing deposits	19,764,435	21,570	0.22%	17,134,364	14,769	0.17%
Borrowings	830,453	2,602	0.63%	225,748	458	0.41%
Subordinated debt	863,613	16,608	3.88%	601,658	11,038	3.70%
Total interest‑bearing liabilities	21,458,501	40,780	0.38%	17,961,770	26,265	0.29%
Noninterest‑bearing demand deposits	14,224,217			10,742,233
Other liabilities	525,904			496,553
Total liabilities	36,208,622			29,200,556
Stockholders’ equity	3,749,386			3,678,481
Total liabilities and stockholders' equity	$39,958,008			$32,879,037
Net interest income (2)		$640,452			$534,718
Net interest rate spread (2)			3.34%			3.42%
Net interest margin (2)			3.50%			3.53%

Total deposits (5)	$33,988,652	$21,570	0.13%	$27,876,597	$14,769	0.11%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $11.5 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively.
(4)    Includes tax-equivalent adjustments of $4.2 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
(5)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

Second Quarter of 2022 Compared to Second Quarter of 2021
Net interest income increased by $57.6 million to $323.9 million for the second quarter of 2022 compared to $266.3 million for the second quarter of 2021 due mainly to higher income on loans and leases and investment securities, offset partially by higher interest expense. The increase in interest income on loans and leases was attributable to a higher average balance, offset partially by a lower yield on average loans and leases. The tax equivalent yield on average loans and leases was 4.65% for the second quarter of 2022, compared to 5.18% for the same quarter of 2021. The increase in interest income on investment securities was due to a higher average balance. The increase in interest expense was due to a higher cost and balance of average interest-bearing liabilities.
The tax equivalent NIM was 3.56% for the second quarter of 2022 compared to 3.40% for the comparable quarter last year. The increase in the tax equivalent NIM was due mostly to the change in the mix of average interest-earning assets, offset partially by the lower yield on average loans and leases. The change in the mix of average interest-earning assets was due to the increase in the balance of average loans and leases and investment securities as a percentage of average interest-earning assets from 80% to 95% and the decrease in the balance of average deposits in financial institutions as a percentage of average interest-earning assets from 20% to 5%. The balance of average loans and leases increased by $6.4 billion, the balance of average investment securities increased by $3.0 billion, and the balance of average deposits in financial institutions declined by $4.4 billion.
The cost of average total deposits increased to 0.18% for the second quarter of 2022 from 0.10% for the second quarter of 2021 due mainly to higher average balances and rates on higher-cost wholesale and brokered time deposits, as well as higher market rates on our deposit products. Average wholesale and brokered time deposits increased by $630.1 million to $1.9 billion for the second quarter of 2022 from $1.2 billion for the second quarter of 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net interest income increased by $105.1 million to $632.6 million for the six months ended June 30, 2022 compared to $527.6 million for the six months ended June 30, 2021 due mainly to higher income on loans and leases and investment securities, offset partially by higher interest expense. The increase in interest income on loans and leases was attributable to a higher average balance, offset partially by a lower yield on average loans and leases. The tax equivalent yield on average loans and leases was 4.66% for the six months ended June 30, 2022 compared to 5.19% for the same period in 2021. The increase in interest income on investment securities was due to a higher average balance. The increase in interest expense was due to a higher balance and cost of average interest-bearing liabilities.
The tax equivalent NIM was 3.50% for the six months ended June 30, 2022 compared to 3.53% for the same period last year. The decrease in the tax equivalent NIM was due mostly to the lower yields on average loans and leases and investment securities, offset partially by the change in the mix of average interest-earning assets. The change in the mix of average interest-earning assets was due to the increase in the balance of average loans and leases and investment securities as a percentage of average interest-earning assets from 82% to 93% and the decrease in the balance of average deposits in financial institutions as a percentage of average interest-earning assets from 18% to 7%. The balance of average loans and leases increased by $5.5 billion, the balance of average investment securities increased by $4.0 billion, and the balance of average deposits in financial institutions declined by $3.0 billion.
The cost of average total deposits increased to 0.13% for the six months ended June 30, 2022 from 0.11% for the same period last year due mainly to higher market rates on our deposit products.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and held-to-maturity securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Provision For Credit Losses:
(Reduction in) addition to allowance for loan and lease losses	$(10,000)	$(72,000)	$(12,000)	$(125,000)
Addition to (reduction in) reserve for unfunded
loan commitments	20,000	(16,000)	22,000	(11,000)
Total loan-related provision	$10,000	$(88,000)	$10,000	$(136,000)
Addition to allowance for
held-to-maturity securities	1,500	—	1,500	—
Total provision for credit losses	$11,500	$(88,000)	$11,500	$(136,000)

Credit Quality Metrics:
Net recoveries on loans and leases
held for investment (1)	$(1,307)	$(5,155)	$(141)	$(2,419)
Annualized net recoveries to average loans and leases	(0.02)%	(0.11)%	—%	(0.03)%
At quarter-end:
Allowance for credit losses	$283,776	$300,171
Allowance for credit losses to loans and leases held
for investment	1.07%	1.54%
Allowance for credit losses to nonaccrual loans and leases
held for investment	361.4%	528.4%
Nonaccrual loans and leases held for investment	$78,527	$56,803
Performing TDRs held for investment	$11,723	$40,129
Classified loans and leases held for investment	$104,264	$147,267
Special mention loans and leases held for investment	$480,261	$536,052
______________________
(1)    See "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the periods presented.

Provisions for credit losses are charged to earnings for the allowance for loan and lease losses, the reserve for unfunded loan commitments, and the allowance for credit losses on held-to-maturity securities. The provision for credit losses on our loans and leases held for investment is based on our allowance methodology and is an expense that, in our judgment, is required to maintain an adequate allowance for credit losses. For further details on our loan-related allowance for credit losses methodology, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
Second Quarter of 2022 Compared to Second Quarter of 2021
The provision for credit losses increased by $99.5 million to a provision of $11.5 million for the second quarter of 2022 compared to a provision benefit of $88.0 million for the second quarter of 2021. During the second quarter of 2022, the $10.0 million loan-related provision was primarily attributable to growth in unfunded loan commitments. We also recorded a $1.5 million provision on held-to-maturity securities related to the $2.3 billion transfer from available-for-sale securities during the quarter and the estimated current expected credit loss on those held-to-maturity securities. During the second quarter of 2021, a provision benefit was recorded as a result of improvement in both macro-economic forecast variables and loan portfolio credit quality metrics.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The provision for credit losses increased by $147.5 million to a provision of $11.5 million for the six months ended June 30, 2022 compared to a provision benefit of $136.0 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the $10.0 million loan-related provision was primarily attributable to growth in unfunded loan commitments. We also recorded a $1.5 million provision on held-to-maturity securities related to the $2.3 billion transfer from available-for-sale securities during the second quarter of 2022 and the estimated current expected credit loss on those held-to-maturity securities. During the six months ended June 30, 2021, a provision benefit was recorded as a result of improvement in both macro-economic forecast variables and loan portfolio credit quality metrics.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Noninterest Income	2022	2021	2022	2021
	(In thousands)
Leased equipment income	$12,335	$10,847	$25,429	$22,201
Other commissions and fees	10,813	10,704	22,393	19,862
Service charges on deposit accounts	3,634	3,452	7,205	6,386
Gain on sale of loans and leases	12	1,422	72	1,561
(Loss) gain on sale of securities	(1,209)	—	(1,105)	101
Dividends and gains (losses) on equity investments	4,097	5,394	(7,278)	16,298
Warrant income	1,615	5,650	2,244	11,773
Other	3,049	2,902	6,204	7,018
Total noninterest income	$34,346	$40,371	$55,164	$85,200
Second Quarter of 2022 Compared to Second Quarter of 2021
Noninterest income decreased by $6.0 million to $34.3 million for the second quarter of 2022 compared to $40.4 million for the second quarter of 2021 due mainly to decreases of $4.0 million in warrant income, $1.3 million in dividends and gains (losses) on equity investments, and $1.4 million in gain on sale of loans and leases. The first two items decreased due to decreased capital market activity in 2022 and volatility resulting from geopolitical tensions and inflationary pressures. Warrant income decreased due principally to fewer gains from exercised warrants, driven by the less active capital markets in 2022. The decrease in dividends and gains (losses) on equity investments was due primarily to lower gains on sales of equity investments, offset partially by higher fair value gains on equity investments still held. The decrease in gain on sale of loans and leases resulted from the sale of $4.3 million of loans for a gain of $12,000 for the second quarter of 2022 compared to sales of $52.2 million of loans for a gain of $1.4 million for the second quarter of 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Noninterest income decreased by $30.0 million to $55.2 million for the six months ended June 30, 2022 compared to $85.2 million for the six months ended June 30, 2021 due mainly to decreases of $23.6 million in dividends and gains (losses) on equity investments and $9.5 million in warrant income. These two items declined due to decreased capital market activity in 2022 and volatility resulting from geopolitical tensions and inflationary pressures. The decrease in dividends and gains (losses) on equity investments was due primarily to lower gains on sales of equity investments. Warrant income decreased due principally to fewer gains from exercised warrants, driven by the less active capital markets in 2022.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Noninterest Expense	2022	2021	2022	2021
	(In thousands)
Compensation	$102,542	$90,807	$194,782	$170,689
Occupancy	15,268	14,784	30,468	28,838
Customer related expense	11,748	4,973	24,403	9,791
Data processing	9,258	7,758	18,887	14,715
Leased equipment depreciation	8,934	8,614	18,123	17,583
Loan expense	7,037	4,031	12,194	7,224
Other professional services	6,726	5,256	12,680	10,382
Insurance and assessments	5,632	3,745	11,122	8,648
Intangible asset amortization	3,649	2,889	7,298	5,968
Acquisition, integration and reorganization costs	—	200	—	3,625
Foreclosed assets income, net	(28)	(119)	(3,381)	(118)
Other	12,879	8,812	24,495	24,541
Total noninterest expense	$183,645	$151,750	$351,071	$301,886
Second Quarter of 2022 Compared to Second Quarter of 2021
Noninterest expense increased by $31.9 million to $183.6 million for the second quarter of 2022 compared to $151.8 million for the second quarter of 2021 due primarily to increases of $11.7 million in compensation expense, $6.8 million in customer related expense, $4.1 million in other expense, and $3.0 million in loan expense attributable mostly to the incremental expense related to the increased headcount and operations in 2022 due to the HOA Business operation that was acquired in 2021and increased levels of loan production in 2022.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Noninterest expense increased by $49.2 million to $351.1 million for the six months ended June 30, 2022 compared to $301.9 million for the six months ended June 30, 2021 due mainly to increases of $24.1 million in compensation expense, $14.6 million customer related expense, $5.0 million in loan expense, and $4.2 million in data processing expense attributable mostly to the incremental expense related to the increased headcount and operations in 2022 due to the Civic and HOA Business operations that were acquired in 2021 and increased levels of loan production in 2022.
Income Taxes
The effective tax rate for the second quarter of 2022 was 25.0% compared to 25.7% for the second quarter of 2021. The effective tax rate for the six months ended June 30, 2022 was 25.4% compared to 26.0% for the six months ended June 30, 2021. The lower effective tax rates in 2022 were due primarily to the higher tax credits in the second quarter of 2022. The Company’s blended statutory tax rate for federal and state is 27.5% and the effective tax rate for the full year 2022 is estimated to be in the range of 25-27%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	June 30, 2022			December 31, 2021
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$2,577,715	38%	7.9	$2,898,210	27%	2.9
Agency commercial MBS	976,221	14%	3.8	1,688,967	16%	5.2
Agency residential CMOs	803,309	12%	3.7	1,038,134	10%	3.2
Municipal securities	700,605	10%	5.6	2,315,968	22%	7.7
U.S. Treasury securities	696,054	10%	5.5	966,898	9%	6.6
Corporate debt securities	369,461	6%	3.1	527,094	5%	4.2
Collateralized loan obligations	352,290	5%	—	385,362	4%	0.1
Private label residential CMOs	216,103	3%	5.6	264,417	2%	3.9
Asset-backed securities	32,647	1%	—	129,547	1%	0.1
Private label commercial MBS	32,516	1%	2.3	450,217	4%	7.5
SBA securities	23,727	—%	2.3	29,644	—%	3.7
Total securities available-for-sale	$6,780,648	100%	5.5	$10,694,458	100%	4.8
Effective June 1, 2022, the Company transferred $2.3 billion in fair value of municipal securities, agency commercial MBS, private label commercial MBS, U.S. Treasury securities, and corporate debt securities from available-for-sale to held-to-maturity.
The following table shows the geographic composition of the majority of our available-for-sale municipal securities portfolio as of the date indicated:

	June 30, 2022
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
California	$177,178	25%
Texas	151,016	22%
Washington	113,668	16%
Oregon	49,575	7%
Delaware	32,693	5%
New York	24,360	3%
Minnesota	22,082	3%
Florida	17,609	3%
Illinois	15,114	2%
Ohio	13,649	2%
Total of ten largest states	616,944	88%
All other states	83,661	12%
Total municipal securities available-for-sale	$700,605	100%

Securities Held-to-Maturity
The following table presents the composition and durations of our securities held-to-maturity as of the dates indicated:

	June 30, 2022
	Amortized	% of	Duration
Security Type	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,241,664	55%	9.3
Agency commercial MBS	424,274	19%	8.1
Private label commercial MBS	343,545	15%	7.6
U.S. Treasury securities	182,751	8%	8.1
Corporate debt securities	69,633	3%	5.0
Total securities held-to-maturity	$2,261,867	100%	8.6
The following table shows the geographic composition of the majority of our held-to-maturity municipal securities portfolio as of the date indicated:

	June 30, 2022
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$306,501	25%
Texas	274,796	22%
Washington	190,704	15%
Oregon	77,425	6%
Maryland	65,100	5%
Georgia	55,417	5%
Colorado	49,369	4%
Minnesota	35,364	3%
Tennessee	30,785	2%
Florida	21,984	2%
Total of ten largest states	1,107,445	89%
All other states	134,219	11%
Total municipal securities held-to-maturity	$1,241,664	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	June 30, 2022		December 31, 2021
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Commercial real estate	$2,498,193	10%	$2,545,517	11%
SBA program	620,910	2%	623,579	3%
Hotel	551,412	2%	593,203	3%
Total commercial real estate mortgage	3,670,515	14%	3,762,299	17%
Multi-family	5,062,422	19%	3,916,317	17%
Residential mortgage	2,977,871	11%	2,449,693	11%
Investor-owned residential	1,838,838	7%	1,050,411	4%
Total residential real estate mortgage	9,879,131	37%	7,416,421	32%
Total real estate mortgage	13,549,646	51%	11,178,720	49%
Real estate construction and land:
Commercial real estate construction and land	837,423	3%	832,591	4%
Residential construction	2,649,177	10%	2,182,091	9%
Construction - renovation	504,439	2%	422,445	2%
Total residential real estate construction and land	3,153,616	12%	2,604,536	11%
Total real estate construction and land (1)	3,991,039	15%	3,437,127	15%
Total real estate	17,540,685	66%	14,615,847	64%
Commercial:
Lender finance	3,181,175	12%	2,617,712	11%
Equipment finance	856,133	3%	681,266	3%
Premium finance	781,265	3%	586,267	3%
Other asset-based	249,539	1%	190,232	1%
Total asset-based	5,068,112	19%	4,075,477	18%
Equity fund loans	1,618,190	6%	1,707,143	7%
Venture lending	561,000	2%	613,450	3%
Total venture capital	2,179,190	8%	2,320,593	10%
Secured business loans	500,509	2%	486,088	2%
Paycheck Protection Program	33,015	—%	156,699	1%
Other lending	695,980	3%	829,194	3%
Total other commercial	1,229,504	5%	1,471,981	6%
Total commercial	8,476,806	32%	7,868,051	34%
Consumer	483,646	2%	457,650	2%
Total loans and leases held for investment,
net of deferred fees	$26,501,137	100%	$22,941,548	100%

Total unfunded loan commitments	$11,866,437		$9,006,350
 ________________________________
(1)    Includes land and acquisition and development loans of $116.3 million at June 30, 2022 and $151.8 million at December 31, 2021.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	June 30, 2022		December 31, 2021
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$10,038,405	57%	$8,916,633	61%
Florida	1,067,920	6%	556,057	4%
Colorado	830,207	5%	721,343	5%
Texas	734,321	4%	392,836	3%
New York	652,375	4%	675,948	5%
Washington	621,769	4%	500,836	3%
Nevada	457,492	3%	346,838	2%
Arizona	439,363	2%	253,289	2%
Oregon	383,046	2%	375,223	3%
Georgia	267,125	1%	203,360	1%
Total of 10 largest states	15,492,023	88%	12,942,363	89%
All other states	2,048,662	12%	1,673,484	11%
Total real estate loans held for investment, net of deferred fees	$17,540,685	100%	$14,615,847	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

Six Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	June 30, 2022
(In thousands)
Balance, beginning of period	$22,941,548
Additions:
Production	5,390,041
Disbursements	3,460,779
Total production and disbursements	8,850,820
Reductions:
Payoffs	(2,796,127)
Paydowns	(2,447,749)
Total payoffs and paydowns	(5,243,876)
Sales	(41,017)
Transfers to foreclosed assets	(305)
Charge-offs	(6,033)
Total reductions	(5,291,231)
Net increase	3,559,589
Balance, end of period	$26,501,137

Weighted average rate on production (2)	4.46%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 23 basis points to loan yields for the six months ended June 30, 2022.

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
For the second quarter of 2022, we used the Moody’s Consensus Forecast dated June 9, 2022 for the calculation of our quantitative component. The Consensus Forecast has been consistently used since the first quarter of 2021. The economic forecast was relatively consistent with the prior quarter; however, the quantitative component of the allowance for credit losses increased due to provisions for net growth in loans and unfunded loan commitments.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. During the first quarter of 2021, we added qualitative components that were based on management’s assessment of various qualitative factors such as economic conditions and collateral dependency. These qualitative components were primarily related to certain loan portfolios including hotels, retail, and office properties that were more directly affected by the COVID-19 pandemic and may react more slowly to the improvements in the general economic conditions. These sectors may see a slower economic recovery to pre-pandemic levels due to changes in consumer behavior such as less business travel due to more virtual meetings, more online shopping versus in person shopping, or the potential for more permanent shifts to remote or hybrid working arrangements. Additionally, small businesses in these sectors may face greater challenges once debt relief and PPP funding is exhausted. Throughout 2021, these qualitative adjustments were updated based on evolving forecasts of property values and the pace of recovery for small businesses. During the second quarter of 2022, forecasted property values for hotels, retail, and office properties improved and the outlook for small businesses improved and, therefore, our pandemic-specific qualitative adjustments were decreased.
Given the inherent lag in the Consensus Forecast and economic uncertainty due to near-term recession risk based on historically high inflation and the impact of a prolonged conflict between Russia and Ukraine, a qualitative adjustment was added during the second quarter of 2022 based on a 50% probability of Moody’s S2 Downside 75th Percentile alternative forecast scenario.
The addition of an economic uncertainty qualitative adjustment and increases in the quantitative reserve for net loan and unfunded loan commitment growth were offset partially by decreases in pandemic-specific qualitative adjustments and, as a result, a $10.0 million loan-related provision for credit losses was recognized during the second quarter of 2022. The loan-related allowance for credit losses as a percentage of loans and leases held for investment decreased slightly due to loan growth in lending areas with lower credit risk and is consistent with stable credit quality and minimal charge-offs.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions on certain assumptions. We calculated alternative values for our June 30, 2022 ACL using various alternative forecast scenarios provided by Moody’s including Moody's Baseline, S5 Slower Trend Growth, and S2 Downside 75th Percentile and the calculated amounts for the quantitative component differed from the Consensus Forecast ranging from lower by 0.83% to higher by 6.98%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
The determination of the allowance for credit losses is complex and highly dependent on numerous models, assumptions, and judgments made by management. Management's current expectation for credit losses on loans and leases held for investment as quantified in the allowance for credit losses considers the impact of assumptions and is reflective of historical credit experience, economic forecasts viewed to be reasonable and supportable, current loan and lease composition, and relative credit risks known as of the balance sheet date.
Management believes the allowance for credit losses is appropriate for the current expected credit losses in our loan and lease portfolio and associated unfunded loan commitments, and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements.
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
Allowance for Credit Losses Data	2022	2021
	(Dollars in thousands)
Allowance for loan and lease losses	$188,705	$200,564
Reserve for unfunded loan commitments	95,071	73,071
Total allowance for credit losses	$283,776	$273,635

Allowance for loan and lease losses to loans and leases held for investment	0.71%	0.87%
Allowance for credit losses to loans and leases held for investment	1.07%	1.19%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for Credit Losses Roll Forward	2022	2021	2022	2021
	(Dollars in thousands)
Balance, beginning of period	$272,469	$383,016	$273,635	$433,752
Provision for credit losses:
Reduction in allowance for loan and lease losses	(10,000)	(72,000)	(12,000)	(125,000)
Addition to reserve for unfunded loan commitments	20,000	(16,000)	22,000	(11,000)
Total provision for credit losses	10,000	(88,000)	10,000	(136,000)
Loans and leases charged off:
Real estate mortgage	(1,538)	(266)	(1,706)	(634)
Real estate construction and land	(7)	(75)	(7)	(775)
Commercial	(911)	(277)	(3,744)	(2,851)
Consumer	(343)	(198)	(576)	(544)
Total loans and leases charged off	(2,799)	(816)	(6,033)	(4,804)
Recoveries on loans charged off:
Real estate mortgage	1,305	4,882	1,468	5,427
Real estate construction and land	—	—	149	—
Commercial	2,790	1,029	4,525	1,726
Consumer	11	60	32	70
Total recoveries on loans charged off	4,106	5,971	6,174	7,223
Net recoveries	1,307	5,155	141	2,419
Balance, end of period	$283,776	$300,171	$283,776	$300,171

Annualized net recoveries to
average loans and leases	(0.02)%	(0.11)%	—%	(0.03)%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for Credit Losses Charge-offs	2022	2021	2022	2021
	(In thousands)
Real estate mortgage:
Commercial real estate	$1,488	$—	$1,488	$—
SBA program	15	211	128	236
Hotel	—	—	55	343
Total commercial real estate mortgage	1,503	211	1,671	579
Multi-family	—	55	—	55
Residential mortgage	—	—	—	—
Investor-owned residential	35	—	35	—
Total residential real estate mortgage	35	55	35	55
Total real estate mortgage	1,538	266	1,706	634
Real estate construction and land:
Commercial real estate construction and land	—	75	—	775
Residential construction	—	—	—	—
Construction - renovation	7	—	7	—
Total residential real estate construction and land	7	—	7	—
Total real estate construction and land	7	75	7	775
Commercial:
Lender finance	—	—	—	—
Equipment finance	—	—	—	—
Premium finance	—	—	—	—
Other asset-based	—	—	—	—
Total asset-based	—	—	—	—
Equity fund loans	—	—	—	—
Venture lending	—	—	—	620
Total venture capital	—	—	—	620
Secured business loans	—	—	244	47
Paycheck Protection Program	—	—	—	—
Other lending	911	277	3,500	2,184
Total other commercial	911	277	3,744	2,231
Total commercial	911	277	3,744	2,851
Consumer	343	198	576	544
Total charge-offs	$2,799	$816	$6,033	$4,804

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for Credit Losses Recoveries	2022	2021	2022	2021
	(In thousands)
Real estate mortgage:
Commercial real estate	$1,200	$4,860	$1,200	$5,384
SBA program	21	20	33	37
Hotel	—	—	—	—
Total commercial real estate mortgage	1,221	4,880	1,233	5,421
Multi-family	4	—	4	—
Residential mortgage	80	2	231	6
Investor-owned residential	—	—	—	—
Total residential real estate mortgage	84	2	235	6
Total real estate mortgage	1,305	4,882	1,468	5,427
Real estate construction and land:
Commercial real estate construction and land	—	—	149	—
Residential construction	—	—	—	—
Construction - renovation	—	—	—	—
Total residential real estate construction and land	—	—	—	—
Total real estate construction and land	—	—	149	—
Commercial:
Lender finance	—	—	—	—
Equipment finance	—	7	163	114
Premium finance	—	—	—	—
Other asset-based	13	98	105	259
Total asset-based	13	105	268	373
Equity fund loans	—	—	—	—
Venture lending	50	44	172	101
Total venture capital	50	44	172	101
Secured business loans	66	73	96	199
Paycheck Protection Program	—	—	—	—
Other lending	2,661	807	3,989	1,053
Total other commercial	2,727	880	4,085	1,252
Total commercial	2,790	1,029	4,525	1,726
Consumer	11	60	32	70
Total recoveries	$4,106	$5,971	$6,174	$7,223

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	June 30, 2022		December 31, 2021
		% of		% of
Deposit Composition	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$13,338,029	39%	$14,543,133	41%
Interest checking	6,197,234	18%	7,319,898	21%
Money market	9,029,433	27%	10,241,265	29%
Savings	653,950	2%	630,653	2%
Total core deposits	29,218,646	86%	32,734,949	93%
Non-core non-maturity deposits	2,185,248	6%	889,976	3%
Total non-maturity deposits	31,403,894	92%	33,624,925	96%
Time deposits $250,000 and under	1,898,312	6%	885,938	3%
Time deposits over $250,000	665,946	2%	486,894	1%
Total time deposits	2,564,258	8%	1,372,832	4%
Total deposits	$33,968,152	100%	$34,997,757	100%
During the six months ended June 30, 2022, total deposits decreased by $1.0 billion to $34.0 billion, due primarily to a decline of $3.5 billion in core deposits, offset partially by increases of $1.3 billion in non-core non-maturity deposits and $1.2 billion in time deposits. The decrease in core deposits for the six months ended June 30, 2022 was driven primarily by a $3.4 billion decrease in balances from our venture banking clients. The decline in venture banking deposits was primarily attributable to the lack of capital market activity, which has significantly decreased cash inflows while the underlying clients continue to use cash to fund normal ongoing business operations, commonly referred to as “cash burn” within the venture banking community. At June 30, 2022, our venture banking deposits were $12.1 billion. At June 30, 2022, core deposits totaled $29.2 billion, or 86% of total deposits, including $13.3 billion of noninterest-bearing demand deposits, or 39% of total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
June 30, 2022	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$660,275	$155,271	$815,546
Due in over three months through six months	510,290	343,582	853,872
Due in over six months through twelve months	548,714	80,595	629,309
Total due within twelve months	1,719,279	579,448	2,298,727
Due in over 12 months through 24 months	96,484	84,012	180,496
Due in over 24 months	82,549	2,486	85,035
Total due over twelve months	179,033	86,498	265,531
Total	$1,898,312	$665,946	$2,564,258
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At June 30, 2022, total off-balance sheet client investment funds were $2.1 billion, of which $1.5 billion was managed by PWAM. At December 31, 2021, total off-balance sheet client investment funds were $1.4 billion, of which $0.9 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	June 30,	December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$78,527	$61,174
Foreclosed assets, net	—	12,843
Total nonperforming assets	$78,527	$74,017

Performing TDRs held for investment	$11,723	$24,430
Classified loans and leases held for investment	$104,264	$116,104
Special mention loans and leases held for investment	$480,261	$391,611
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.30%	0.27%
Nonperforming assets to loans and leases held for investment and foreclosed assets, net	0.30%	0.32%
Allowance for credit losses to nonaccrual loans and leases held for investment	361.4%	447.3%
Classified loans and leases held for investment to loans and leases held for investment	0.39%	0.51%
Special mention loans and leases held for investment to loans and leases held for investment	1.81%	1.71%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	June 30, 2022		December 31, 2021		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$28,529	$14	$27,540	$2,165	$989	$(2,151)
Residential	27,524	13,577	12,292	39,929	15,232	(26,352)
Total real estate mortgage	56,053	13,591	39,832	42,094	16,221	(28,503)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	13,287	25,981	4,715	5,031	8,572	20,950
Total real estate construction and land	13,287	25,981	4,715	5,031	8,572	20,950
Commercial:
Asset-based	1,189	—	1,464	—	(275)	—
Venture capital	3,120	—	2,799	—	321	—
Other commercial	4,655	9,503	11,950	630	(7,295)	8,873
Total commercial	8,964	9,503	16,213	630	(7,249)	8,873
Consumer	223	1,711	414	1,004	(191)	707
Total held for investment	$78,527	$50,786	$61,174	$48,759	$17,353	$2,027

During the six months ended June 30, 2022, nonaccrual loan and leases held for investment increased by $17.4 million to $78.5 million at June 30, 2022 due mainly to additions of $56.3 million, offset partially by charge-offs of $3.8 million, returns to accrual status of $3.3 million, and principal and other reductions of $31.9 million. As of June 30, 2022, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $19.5 million and represented 25% of total nonaccrual loans and leases.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	June 30,	December 31,
Property Type	2022	2021
	(In thousands)
Commercial real estate	$—	$12,594
Multi-family	—	—
Total OREO, net	—	12,594
Other foreclosed assets	—	249
Total foreclosed assets, net	$—	$12,843
During the six months ended June 30, 2022, foreclosed assets decreased by $12.8 million to zero at June 30, 2022 due mainly to sales of $13.1 million, offset partially by additions of $0.3 million. In the first quarter of 2022, we sold our largest foreclosed asset with a book value of $12.6 million, which resulted in a gain on sale of $3.2 million.
Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	June 30, 2022		December 31, 2021
		Number		Number
		of		of
Performing TDRs	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$6,054	18	$6,204	18
Real estate construction and land	1,412	1	1,428	1
Commercial	4,233	21	16,773	24
Consumer	24	1	25	1
Total performing TDRs held for investment	$11,723	41	$24,430	44
During the six months ended June 30, 2022, performing TDRs held for investment decreased by $12.7 million to $11.7 million at June 30, 2022 attributable primarily to payments and other reductions of $12.7 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	June 30,	December 31,
Loan and Lease Credit Risk Ratings	2022	2021
	(In thousands)
Pass	$25,916,612	$22,433,833
Special mention	480,261	391,611
Classified	104,264	116,104
Total loans and leases held for investment, net of deferred fees	$26,501,137	$22,941,548
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
During the six months ended June 30, 2022, classified loans and leases decreased by $11.8 million to $104.3 million at June 30, 2022 due mostly to decreases of $16.0 million in commercial real estate mortgage loans and $13.9 million in other commercial loans, offset partially by an increase of $14.7 million in residential real estate mortgage loans. Classified loans and leases peaked in the second quarter of 2020 at $293.2 million.
During the six months ended June 30, 2022, special mention loans and leases increased by $88.7 million to $480.3 million at June 30, 2022 due mainly to increases of $88.0 million in commercial real estate construction and land loans, $37.6 million in residential real estate construction and land loans and $23.0 million in venture capital loans, offset partially by decreases of $34.3 million in commercial real estate mortgage loans and $24.2 million in asset-based loans. Special mention loans and leases peaked in the first quarter of 2020 at $898.7 million, as we proactively downgraded certain loans at the onset of the COVID-19 pandemic.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	June 30, 2022		December 31, 2021		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$46,203	$157,476	$62,206	$191,809	$(16,003)	$(34,333)
Residential	32,443	19,248	17,700	19,848	14,743	(600)
Total real estate mortgage	78,646	176,724	79,906	211,657	(1,260)	(34,933)
Real estate construction and land:
Commercial	—	155,745	—	67,727	—	88,018
Residential	13,287	39,357	4,715	1,720	8,572	37,637
Total real estate construction and land	13,287	195,102	4,715	69,447	8,572	125,655
Commercial:
Asset-based	1,189	54,131	4,591	78,305	(3,402)	(24,174)
Venture capital	3,116	37,831	4,794	14,833	(1,678)	22,998
Other commercial	7,727	11,081	21,659	15,528	(13,932)	(4,447)
Total commercial	12,032	103,043	31,044	108,666	(19,012)	(5,623)
Consumer	299	5,392	439	1,841	(140)	3,551
Total	$104,264	$480,261	$116,104	$391,611	$(11,840)	$88,650

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At June 30, 2022, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity tier 1, tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At June 30, 2022, the Company and Bank were in compliance with the capital conservation buffer requirement.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the June 30, 2022 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years from 2023 to 2025. The add-back as of June 30, 2022 ranged from 0 basis points to 6 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
June 30, 2022
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	8.52%	4.00%	N/A	N/A
CET1 capital ratio	8.24%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.15%	6.00%	8.50%	N/A
Total capital ratio	13.12%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 leverage capital ratio	8.21%	4.00%	N/A	5.00%
CET1 capital ratio	9.78%	4.50%	7.00%	6.50%
Tier 1 capital ratio	9.78%	6.00%	8.50%	8.00%
Total capital ratio	11.77%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
December 31, 2021
PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	6.84%	4.00%	N/A	N/A
CET1 capital ratio	8.86%	4.50%	7.00%	N/A
Tier 1 capital ratio	9.32%	6.00%	8.50%	N/A
Total capital ratio	12.69%	8.00%	10.50%	N/A

Pacific Western Bank
Tier 1 leverage capital ratio	7.00%	4.00%	N/A	5.00%
CET1 capital ratio	9.56%	4.50%	7.00%	6.50%
Tier 1 capital ratio	9.56%	6.00%	8.50%	8.00%
Total capital ratio	11.80%	8.00%	10.50%	10.00%
The Company's consolidated Tier 1 leverage, Tier 1, and Total capital ratios increased during the six months ended June 30, 2022 due mainly to the $513.2 million Series A preferred stock issuance in June 2022, while the consolidated common equity Tier 1 capital ratio decreased as Series A preferred stock is excluded from this capital calculation. The net Series A preferred stock proceeds of $498.5 million and year-to-date net earnings of $242.5 million increased regulatory capital, offset partially by an increase in risk-weighted assets of $4.5 billion from $28.5 billion as of December 31, 2021 to $33.0 billion as of June 30, 2022 primarily as a result of the growth in loans and unfunded loan commitments.
Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. As of June 30, 2022, the carrying value of subordinated debt totaled $863.8 million. At June 30, 2022, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $718.7 million were included in Tier II capital.
Dividends on Common Stock and Interest on Subordinated Debt
As a bank holding company, PacWest is required to notify and receive approval from the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made on subordinated debt are considered dividend payments under FRB regulations. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. Further, if the Company defaults or elects to defer the interest payments on its subordinated debt, it is restricted from paying dividends on its Series A preferred and common stock.
Dividends on Preferred Stock
The Company's ability to pay dividends on the Series A preferred stock depends on the ability of the Bank to pay dividends to the holding company. The ability of the Company and the Bank to pay dividends in the future is subject to bank regulatory requirements, including capital regulations and policies established by the FRB, the FDIC and the DFPI, as applicable. Dividends on the Series A preferred stock will not be declared, paid, or set aside for payment to the extent such act would cause us to fail to comply with applicable laws and regulations, including applicable FRB capital adequacy regulations and policies.

Dividends on the Series A preferred stock will not be cumulative or mandatory. If the Company’s board of directors does not declare a dividend on the Series A preferred stock in respect of a dividend period, then no dividend shall be deemed to be payable for such dividend period, or be cumulative, and the Company will have no obligation to pay any dividend for that dividend period, whether or not the board of directors, declares a dividend on the Series A preferred stock or any other class or series of its capital stock for any future dividend period. Additionally, so long as any share of Series A preferred stock remains outstanding, unless dividends on all outstanding shares of Series A preferred stock for the most recently completed dividend period have been paid in full or declared and a sum sufficient for the payment thereof has been set aside for payment, no dividend shall be declared or paid or set aside for payment and no distribution shall be declared or made or set aside for payment on the Company’s common stock.
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
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions, unpledged securities available-for-sale, and unpledged securities held-to-maturity, which we refer to as our primary liquidity. We also maintain available borrowing capacity under secured credit lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity.
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $5.4 billion at June 30, 2022, of which all but $1.2 billion was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $5.7 billion of certain qualifying loans and $2.1 billion of securities. The Bank also had secured borrowing capacity with the FRBSF of $2.4 billion at June 30, 2022, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $3.0 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of June 30, 2022, there was a $112.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2022, the Bank had borrowed $250.0 million through the AFX.
    The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	June 30,	December 31,
Primary Liquidity - On-Balance Sheet	2022	2021
	(Dollars in thousands)
Cash and due from banks	$197,027	$112,548
Interest-earning deposits in financial institutions	2,192,877	3,944,686
Securities available-for-sale, at fair value	6,780,648	10,694,458
Securities held-to-maturity, at fair value	2,209,759	—
Less: pledged securities, available-for-sale, at fair value	(2,164,676)	(532,418)
Less: pledged securities, held-to-maturity, at fair value	(619,449)	—
Total primary liquidity	$8,596,186	$14,219,274

Ratio of primary liquidity to total deposits	25.3%	40.6%

Secondary Liquidity - Off-Balance Sheet	June 30,	December 31,
Available Secured Borrowing Capacity	2022	2021
	(In thousands)
Total secured borrowing capacity with the FHLB	$5,412,953	$3,976,465
Less: secured advances outstanding	(1,230,000)	—
Available secured borrowing capacity with the FHLB	4,182,953	3,976,465
Available secured borrowing capacity with the FRBSF	2,425,786	1,380,191
Total secondary liquidity	$6,608,739	$5,356,656
During the six months ended June 30, 2022, the Company's primary liquidity decreased by $5.6 billion to $8.6 billion at June 30, 2022 due mainly to a $1.8 billion decrease in interest-earning deposits in financial institutions, a $1.7 billion decrease in securities, and a $2.3 billion increase in pledged securities. During the six months ended June 30, 2022, the Company's secondary liquidity increased by $1.3 billion to $6.6 billion at June 30, 2022 due mainly to increases in secured borrowing capacity with the FHLB and FRBSF of $1.4 billion and $1.0 billion, offset partially by an increase in FHLB secured advances outstanding of $1.2 billion.
In addition to our primary liquidity, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At June 30, 2022, core deposits totaled $29.2 billion and represented 86% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2022, brokered deposits totaled $3.4 billion, consisting of $2.2 billion of non-maturity brokered accounts and $1.2 billion of brokered time deposits. At December 31, 2021, brokered deposits totaled $1.1 billion, consisting of $890.0 million of non-maturity brokered accounts and $195.7 million of brokered time deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank’s liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. At June 30, 2022, the Bank was in compliance with all established liquidity guidelines.
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

Dividends paid by California state-chartered banks are regulated by the FDIC for non-member banks and the DFPI under their general supervisory authority. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank had a net loss of $155.3 million during the three fiscal years of 2021, 2020, and 2019, compared to dividends of $776.0 million paid by the Bank during that same period. During the three and six months ended June 30, 2022, PacWest received $35.0 million and $68.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $1.4 billion at June 30, 2022, for the foreseeable future any dividends from the Bank to PacWest will continue to require DFPI and FDIC approval consistent with what has been required since 2008 when Bank first had an accumulated deficit triggered by goodwill impairment write-downs during the financial crisis of 2007-2008.
At June 30, 2022, PacWest had $379.6 million in cash and cash equivalents, of which substantially all was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Stock Repurchase Program
On February 15, 2022, PacWest's Board of Directors authorized a new Stock Repurchase Program, effective March 1, 2022, to repurchase shares of its common stock for an aggregate purchase price not to exceed $100 million with a program maturity date of February 28, 2023.
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At June 30, 2022, our loan commitments and standby letters of credit were $11.9 billion and $328.1 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of June 30, 2022, the U.S. Dollar notional amounts of subordinated debt payable denominated in foreign currencies was $27.0 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures was $28.5 million. We recognized a foreign currency translation net gain of $1.4 million for the six months ended June 30, 2022 and a foreign currency translation net gain of $218,000 for the six months ended June 30, 2021.
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
We evaluated the results of our NII simulation model and MVE model prepared as of June 30, 2022, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2022. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at June 30, 2022. In order to arrive at the base case, we extend our balance sheet at June 30, 2022 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2022. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, almost half of our loans are variable rate (excluding hybrid loans), which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of June 30, 2022 assumes interest-bearing deposits reprice at 36% and total deposits reprice at 22% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
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

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
June 30, 2022	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,570.8	12.9%	4.07%	0.46%
Up 200 basis points	$1,508.9	8.5%	3.91%	0.30%
Up 100 basis points	$1,449.6	4.2%	3.76%	0.15%
BASE CASE	$1,390.8	—	3.61%
Down 25 basis points	$1,389.9	(0.1)%	3.58%	(0.03)%
Down 50 basis points	$1,377.4	(1.0)%	3.57%	(0.04)%
Down 100 basis points	$1,380.3	(0.8)%	3.58%	(0.03)%

During the six months ended June 30, 2022, total base case year 1 tax equivalent NII increased by $207.4 million or 18% to $1.4 billion at June 30, 2022, and the base case tax equivalent NIM increased to 3.61% at June 30, 2022 from 3.17% at December 31, 2021. The increase in year 1 NII and tax equivalent NIM compared to the December 31, 2021 forecasted NII and NIM was attributable to the shift in the mix of interest-earning assets resulting from the increase in loans and leases and the decrease in interest-earning deposits in financial institutions, the impact of actual rate hikes, and the impact of the increase in the implied forward yield curve. The implied forward yield curve for December 31, 2021 included three 25 basis points rate hikes over a 12-month horizon to a Fed target rate of 1.00%, while the implied forward yield curve for June 30, 2022 included five 25 basis points rate hikes over a 12-month horizon to a Fed target rate of 3.50%.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Bear Flattener Severe” scenario, when short-term rates increase faster than long-term rates. In the “Bear Flattener Severe” scenario, Year 1 tax equivalent NII increases by 6.8%. Because of the low level of market interest rates and the assumption that market rates contain a 0% floor, the ad hoc scenarios that assume decreasing interest rates do not differ materially from the base case scenario.

At June 30, 2022, we had $26.6 billion of total loans that included $11.5 billion or 44% with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $10.3 billion, or 89%, contained interest rate floor provisions, which included $1.9 billion of loans at or below their floors and $8.4 billion of loans that are above their floors and will reprice with future rate increases. The following table summarizes the amount of loans at or below their floors that will reprice based on the indicated increases in interest rates:

June 30, 2022
Variable Rate
Loans At or Below
Their Floors That
Basis Points of	Will Reprice As
Rate Increases	Rates Increase
(In millions)
50 bps	$955
100 bps	641
150 bps	279
200 bps	9
250 bps	23
300 bps	—
400 bps	1
Total	$1,908
At June 30, 2022, we also had $5.1 billion of variable-rate hybrid loans, representing 19% of total loans, that do not reprice immediately because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $132.5 million, $497.3 million, and $911.9 million in the next one, two, and three years.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at June 30, 2022.

The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
June 30, 2022	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$8,821.9	$331.3	3.9%	21.5%	221.7%
Up 200 basis points	$8,776.0	$285.4	3.4%	21.4%	220.6%
Up 100 basis points	$8,660.9	$170.4	2.0%	21.1%	217.7%
BASE CASE	$8,490.5	$—	—%	20.7%	213.4%
Down 50 basis points	$8,394.3	$(96.2)	(1.1)%	20.5%	211.0%
Down 100 basis points	$8,298.0	$(192.5)	(2.3)%	20.3%	208.6%
During the six months ended June 30, 2022, total base case projected market value of equity decreased from December 31, 2021 by $181.3 million to $8.5 billion at June 30, 2022. This decrease in base case projected MVE was due mostly to: (1) a $2.4 billion decrease in the mark-to-market adjustment for loans and leases; (2) a $48.9 million decrease in the mark-to-market adjustment for investment securities; and (3) a $21.2 million decrease in the book value of stockholders' equity; offset partially by (4) a $2.3 billion decrease in the mark-to-market adjustment for total deposits, borrowings, and subordinated debt. The decrease in the book value of stockholders' equity was due mainly to a $710.7 million decline in accumulated other comprehensive income and $60.0 million of cash dividends paid, offset partially by the $498.5 million net proceeds from issuance of Series A preferred stock and $242.5 million of net earnings.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the second quarter of 2022:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
	(Dollars in thousands, except per share amounts)
April 1 - April 30, 2022	—	$—	—	$100,000
May 1 - May 31, 2022	134,852	$31.58	—	$100,000
June 1 - June 30, 2022	1,148	$26.66	—	$100,000
Total	136,000	$31.54	—
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
3.1
Certificate of Designation for the 7.75% Fixed Rate Reset Non-cumulative Perpetual Preferred Stock, Series A, effective June 3, 2022 (Exhibit 3.1 to Form 8-K filed on June 6, 2022 and incorporated herein by this reference).

4.1
Deposit Agreement, dated June 6, 2022, by and among PacWest Bancorp, Equiniti Trust Company, and the holders from time to time of Depositary Shares described herein (Exhibit 4.1 to Form 8-K filed on June 6, 2022 and incorporated herein by this reference).

4.2	Form of Depositary Receipt (included in Exhibit 4.3 hereto) (Exhibit 4.2 to Form 8-K filed on June 6, 2022 and incorporated herein by this reference).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i)  the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii)  the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2022 and 2021, (iii)  the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, (iv)  the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (v)   the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

PACWEST BANCORP

Date:	August 8, 2022	/s/ Bart R. Olson
Bart R. Olson
Chief Financial Officer and Principal Financial Officer