Form 10-Q
period 2022-09-30
PACWEST BANCORP
filed 2022-11-08
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of October 28, 2022, there were 117,808,169 shares of the registrant's common stock outstanding, excluding 2,500,858 shares of unvested restricted stock.

PACWEST BANCORP
SEPTEMBER 30, 2022 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRBSF	Federal Reserve Bank of San Francisco
AFS	Available-for-Sale	GDP	Gross Domestic Product
AFX	American Financial Exchange	HOA Business	Homeowners Association Services Division of MUFG Union Bank, N.A. (a business acquired on October 8, 2021)
ALLL	Allowance for Loan and Lease Losses	HTM	Held-to-Maturity
ALM	Asset Liability Management	IPO	Initial Public Offering
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	LIBOR	London Inter-bank Offered Rate
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIHTC	Low Income Housing Tax Credit
BHCA	Bank Holding Company Act of 1956, as amended	MBS	Mortgage-Backed Securities
BOLI	Bank Owned Life Insurance	MVE	Market Value of Equity
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net Asset Value
CDI	Core Deposit Intangible Assets	NII	Net Interest Income
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
CET1	Common Equity Tier 1	NSF	Non-Sufficient Funds
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	OREO	Other Real Estate Owned
CMBS	Commercial Mortgage-Backed Securities	PPP	Paycheck Protection Program
CMOs	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Units
Core Deposits	Includes noninterest-bearing checking accounts, interest checking accounts, money market accounts, and savings accounts	PWAM	Pacific Western Asset Management Inc.
COVID-19	Coronavirus Disease	ROU	Right-of-use
CPI	Consumer Price Index	S&P	Standard & Poor's
CRA	Community Reinvestment Act	SBA	Small Business Administration
CRE	Commercial Real Estate	SBIC	Small Business Investment Company
CRI	Customer Relationship Intangible Assets	SEC	Securities and Exchange Commission
DFPI	California Department of Financial Protection and Innovation	SOFR	Secured Overnight Financing Rate
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	TDRs	Troubled Debt Restructurings
FASB	Financial Accounting Standards Board	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco	VIE	Variable Interest Entity
FRB	Board of Governors of the Federal Reserve System

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$216,436	$112,548
Interest-earning deposits in financial institutions	2,244,272	3,944,686
Total cash, cash equivalents, and restricted cash	2,460,708	4,057,234
Securities available-for-sale, at fair value	5,891,328	10,694,458
Securities held-to-maturity, at amortized cost, net of allowance for credit losses	2,264,601	—
Federal Home Loan Bank stock, at cost	36,990	17,250
Total investment securities	8,192,919	10,711,708
Loans held for sale	15,534	—
Gross loans and leases held for investment	27,775,962	23,026,308
Deferred fees, net	(115,921)	(84,760)
Allowance for loan and lease losses	(189,327)	(200,564)
Total loans and leases held for investment, net	27,470,714	22,740,984
Equipment leased to others under operating leases	338,691	339,150
Premises and equipment, net	50,781	46,740
Foreclosed assets, net	2,967	12,843
Goodwill	1,405,736	1,405,736
Core deposit and customer relationship intangibles, net	34,010	44,957
Other assets	1,432,532	1,083,992
Total assets	$41,404,592	$40,443,344

LIABILITIES:
Noninterest-bearing deposits	$12,775,756	$14,543,133
Interest-bearing deposits	21,420,116	20,454,624
Total deposits	34,195,872	34,997,757
Borrowings (including 132,815 at fair value)	1,864,815	—
Subordinated debt	863,379	863,283
Accrued interest payable and other liabilities	604,581	582,674
Total liabilities	37,528,647	36,443,714

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; 513,250 Series A shares,
$1,000 per share liquidation preference, issued and outstanding at September 30, 2022)	498,516	—
Common stock ($0.01 par value, 200,000,000 shares authorized at September 30, 2022 and
December 31, 2021; 123,088,671 and 122,105,853 shares issued, respectively, includes
2,505,854 and 2,312,080 shares of unvested restricted stock, respectively)	1,231	1,221
Additional paid-in capital	2,950,088	3,013,399
Retained earnings	1,381,062	1,016,350
Treasury stock, at cost (2,774,648 and 2,520,999 shares at September 30, 2022 and December 31, 2021)	(106,738)	(97,308)
Accumulated other comprehensive (loss) income, net	(848,214)	65,968
Total stockholders' equity	3,875,945	3,999,630
Total liabilities and stockholders' equity	$41,404,592	$40,443,344
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$346,550	$246,722	$907,595	$732,795
Investment securities	53,135	40,780	159,459	104,999
Deposits in financial institutions	10,359	2,580	16,412	6,130
Total interest income	410,044	290,082	1,083,466	843,924
Interest expense:
Deposits	61,288	6,417	82,858	21,186
Borrowings	3,081	101	5,683	559
Subordinated debt	10,494	7,722	27,102	18,760
Total interest expense	74,863	14,240	115,643	40,505
Net interest income	335,181	275,842	967,823	803,419
Provision for credit losses	3,000	(20,000)	14,500	(156,000)
Net interest income after provision for credit losses	332,181	295,842	953,323	959,419
Noninterest income:
Leased equipment income	12,835	10,943	38,264	33,144
Other commissions and fees	10,034	11,792	32,427	31,654
Service charges on deposit accounts	3,608	3,407	10,813	9,793
Gain on sale of loans and leases	58	—	130	1,561
Gain (loss) on sale of securities	86	515	(1,019)	616
Dividends and gains (losses) on equity investments	3,228	8,387	(4,050)	24,685
Warrant income	292	13,578	2,536	25,351
Other income	8,478	2,723	14,682	9,741
Total noninterest income	38,619	51,345	93,783	136,545
Noninterest expense:
Compensation	105,933	98,061	300,715	268,750
Occupancy	15,574	14,928	46,042	43,766
Customer related expense	12,673	4,538	37,076	14,329
Other professional services	10,674	5,164	23,354	15,546
Data processing	9,568	7,391	28,455	22,106
Leased equipment depreciation	8,908	8,603	27,031	26,186
Insurance and assessments	7,159	3,685	18,281	12,333
Loan expense	6,228	4,180	18,422	11,404
Intangible asset amortization	3,649	2,890	10,947	8,858
Foreclosed assets (income) expense, net	(248)	165	(3,629)	47
Acquisition, integration and reorganization costs	—	200	—	3,825
Other expense	15,500	9,616	39,995	34,157
Total noninterest expense	195,618	159,421	546,689	461,307
Earnings before income taxes	175,182	187,766	500,417	634,657
Income tax expense	43,566	47,770	126,313	163,743
Net earnings	131,616	139,996	374,104	470,914
Preferred stock dividends	9,392	—	9,392	—
Net earnings available to common stockholders	$122,224	$139,996	$364,712	$470,914

Earnings per common share:
Basic	$1.02	$1.17	$3.04	$3.96
Diluted	$1.02	$1.17	$3.04	$3.96
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)
	(In thousands)
Net earnings	$131,616	$139,996	$374,104	$470,914
Other comprehensive income (loss), net of tax:
Unrealized net holding losses on securities
available-for-sale arising during the period	(288,174)	(63,956)	(970,572)	(101,403)
Income tax benefit related to unrealized net
holding losses arising during the period	79,132	17,672	266,518	28,185
Unrealized net holding losses on securities
available-for-sale, net of tax	(209,042)	(46,284)	(704,054)	(73,218)
Reclassification adjustment for net (gains) losses
included in net earnings (1)	(86)	(515)	1,019	(616)
Income tax expense (benefit) related to reclassification
adjustment	24	142	(279)	170
Reclassification adjustment for net (gains) losses
included in net earnings, net of tax	(62)	(373)	740	(446)
Unrealized net loss on securities transferred from
available-for-sale to held-to-maturity	—	—	(218,326)	—
Amortization of unrealized net loss on securities
transferred from available-for-sale to
held-to-maturity	7,775	—	10,282	—
Income tax benefit related to amortization of
unrealized net loss on securities transferred
from available-for-sale to held-to-maturity	(2,135)	—	(2,824)	—
Amortization of unrealized net loss on securities
transferred from available-for-sale to
held-to-maturity, net of tax	5,640	—	7,458	—
Other comprehensive income (loss), net of tax	(203,464)	(46,657)	(914,182)	(73,664)
Comprehensive income (loss)	$(71,848)	$93,339	$(540,078)	$397,250
___________________________________
(1)    Entire amounts are recognized in "Gain (loss) on sale of securities" on the Condensed Consolidated Statements of Earnings.
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2022
		Common Stock					Accumulated
				Additional			Other
	Preferred		Par	Paid-in	Retained	Treasury	Comprehensive
	Stock (1)	Shares	Value	Capital	Earnings	Stock	(Loss) Income	Total
		(Unaudited)
		(In thousands, except per share amount)
Balance, December 31, 2021	$—	119,584,854	$1,221	$3,013,399	$1,016,350	$(97,308)	$65,968	$3,999,630
Net earnings	—	—	—	—	120,128	—	—	120,128
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(442,443)	(442,443)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	109,466	1	7,556	—	—	—	7,557
Restricted stock surrendered	—	(92,554)	—	—	—	(4,481)	—	(4,481)
Cash dividends paid:
Common stock, $0.25/share	—	—	—	(29,796)	—	—	—	(29,796)
Balance, March 31, 2022	$—	119,601,766	$1,222	$2,991,159	$1,136,478	$(101,789)	$(376,475)	$3,650,595
Net earnings	—	—	—	—	122,360	—	—	122,360
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(268,275)	(268,275)
Issuance of preferred stock,
net of offering costs (1)	498,516	—	—	—	—	—	—	498,516
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	822,258	8	9,690	—	—	—	9,698
Restricted stock surrendered	—	(136,000)	—	—	—	(4,289)	—	(4,289)
Cash dividends paid:
Common stock, $0.25/share	—	—	—	(30,202)	—	—	—	(30,202)
Balance, June 30, 2022	$498,516	120,288,024	$1,230	$2,970,647	$1,258,838	$(106,078)	$(644,750)	$3,978,403
Net earnings	—	—	—	—	131,616	—	—	131,616
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(203,464)	(203,464)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	51,094	1	9,650	—	—	—	9,651
Restricted stock surrendered	—	(25,095)	—	—	—	(660)	—	(660)
Cash dividends paid:
Preferred stock, $0.46/share	—	—	—	—	(9,392)	—	—	(9,392)
Common stock, $0.25/share	—	—	—	(30,209)	—	—	—	(30,209)
Balance, September 30, 2022	$498,516	120,314,023	$1,231	$2,950,088	$1,381,062	$(106,738)	$(848,214)	$3,875,945
___________________________________
(1)    There were 513,250 shares of Series A preferred stock issued during the 2nd quarter of 2022 that remained outstanding at September 30, 2022.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2021
	Common Stock					Accumulated
			Additional			Other
		Par	Paid-in	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	(Loss) Income	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2020	118,414,853	$1,207	$3,100,633	$409,391	$(88,803)	$172,523	$3,594,951
Net earnings	—	—	—	150,406	—	—	150,406
Other comprehensive loss,
net of tax	—	—	—	—	—	(66,142)	(66,142)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	743,444	8	6,409	—	—	—	6,417
Restricted stock surrendered	(52,655)	—	—	—	(1,908)	—	(1,908)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,587)	—	—	—	(29,587)
Balance, March 31, 2021	119,105,642	$1,215	$3,077,455	$559,797	$(90,711)	$106,381	$3,654,137
Net earnings	—	—	—	180,512	—	—	180,512
Other comprehensive income,
net of tax	—	—	—	—	—	39,135	39,135
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	586,271	6	8,983	—	—	—	8,989
Restricted stock surrendered	(136,811)	—	—	—	(6,176)	—	(6,176)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,916)	—	—	—	(29,916)
Balance, June 30, 2021	119,555,102	$1,221	$3,056,522	$740,309	$(96,887)	$145,516	$3,846,681
Net earnings	—	—	—	139,996	—	—	139,996
Other comprehensive loss,
net of tax	—	—	—	—	—	(46,657)	(46,657)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	27,206	—	8,501	—	—	—	8,501
Restricted stock surrendered	(2,742)	—	—	—	(116)	—	(116)
Cash dividends paid:
Common stock, $0.25/share	—	—	(29,971)	—	—	—	(29,971)
Balance, September 30, 2021	119,579,566	$1,221	$3,035,052	$880,305	$(97,003)	$98,859	$3,918,434

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$374,104	$470,914
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,181	38,311
Amortization of net premiums on investment securities	42,090	28,480
Amortization of intangible assets	10,947	8,858
Amortization of operating lease ROU assets	22,821	22,866
Provision for credit losses	14,500	(156,000)
Gain on sale of foreclosed assets	(3,353)	(135)
Provision for losses on foreclosed assets	—	14
Gain on sale of loans and leases	(130)	(1,561)
Gain on sale of premises and equipment	(3)	(5)
Loss (gain) on sale of securities	1,019	(616)
Gain on BOLI death benefit	—	(491)
Unrealized gain on derivatives and foreign currencies, net	(1,961)	(804)
Earned stock compensation	26,906	23,907
Decrease (increase) in other assets	1,445	(1,516)
Decrease in accrued interest payable and other liabilities	(29,471)	(39,911)
Net cash provided by operating activities	499,095	392,311

Cash flows from investing activities:
Cash paid for acquisition, net	—	(123,090)
Net increase in loans and leases	(4,800,187)	(1,485,780)
Proceeds from sales of loans and leases	60,782	128,541
Proceeds from maturities and paydowns of securities available-for-sale	569,409	628,988
Proceeds from sales of securities available-for-sale	1,038,946	121,351
Purchases of securities available-for-sale	(375,251)	(4,921,557)
Proceeds from maturities and paydowns of securities held-to-maturity	571	—
Net purchases of Federal Home Loan Bank stock	(19,740)	—
Proceeds from sales of foreclosed assets	16,500	1,846
Purchases of premises and equipment, net	(13,075)	(15,078)
Proceeds from sales of premises and equipment	9	95
Proceeds from BOLI death benefit	555	4,143
Net increase in equipment leased to others under operating leases	(26,557)	(16,346)
Net cash used in investing activities	(3,548,038)	(5,676,887)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(1,767,377)	3,650,640
Net increase in interest-bearing deposits	965,492	1,931,049
Net increase (decrease) in borrowings	1,864,815	(55,210)
Net proceeds from subordinated notes offering	—	394,308
Net proceeds from preferred stock offering	498,516	—
Restricted stock surrendered	(9,430)	(8,200)
Preferred stock dividends paid	(9,392)	—
Common stock dividends paid	(90,207)	(89,474)
Net cash provided by financing activities	1,452,417	5,823,113

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,596,526)	538,537
Cash, cash equivalents, and restricted cash, beginning of period	4,057,234	3,160,661
Cash, cash equivalents, and restricted cash, end of period	$2,460,708	$3,699,198

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$101,613	$35,505
Cash paid for income taxes	90,756	94,770
Loans transferred to foreclosed assets	3,271	1,062
Transfers from loans held for investment to loans held for sale	15,534	25,554
Transfer of securities available-for-sale to held-to-maturity	2,260,407	—

Effective February 1, 2021, the Company acquired Civic
in a transaction summarized as follows:
Fair value of assets acquired		$307,997
Cash paid		(160,420)
Liabilities assumed		$147,577
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
NOTE 2. RESTRICTED CASH
The FRBSF establishes cash reserve requirements that its member banks must maintain based on a percentage of deposit liabilities. There were no reserves required to be held at the FRBSF for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, we pledged cash collateral for our derivative contracts of $2.3 million and $2.0 million. In connection with the issuance of the credit-linked notes on September 29, 2022, the Bank deposited $132.8 million into a correspondent bank account at a third party financial institution as the collateral account for the credit-linked notes. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $132.8 million at September 30, 2022.

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
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	September 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$2,760,670	$—	$(469,436)	$2,291,234	$2,921,993	$8,866	$(32,649)	$2,898,210
Agency commercial MBS	887,781	8	(79,869)	807,920	1,660,516	37,664	(9,213)	1,688,967
Agency residential CMOs	804,561	—	(68,079)	736,482	1,021,716	22,288	(5,870)	1,038,134
U.S. Treasury securities	771,082	—	(107,693)	663,389	973,555	1,641	(8,298)	966,898
Municipal securities	480,131	35	(64,967)	415,199	2,248,749	75,192	(7,973)	2,315,968
Collateralized loan obligations	365,344	—	(11,582)	353,762	385,410	396	(444)	385,362
Corporate debt securities	374,446	—	(28,904)	345,542	514,077	13,774	(757)	527,094
Private label residential CMOs	241,779	—	(43,824)	197,955	265,851	1,857	(3,291)	264,417
Asset-backed securities	32,520	—	(498)	32,022	129,387	484	(324)	129,547
Private label commercial MBS	31,634	—	(2,456)	29,178	453,314	147	(3,244)	450,217
SBA securities	19,993	—	(1,348)	18,645	28,950	726	(32)	29,644
Total	$6,769,941	$43	$(878,656)	$5,891,328	$10,603,518	$163,035	$(72,095)	$10,694,458
As of September 30, 2022, the Company had not recorded an allowance for credit losses on securities available-for-sale. The Company does not consider unrealized losses on such securities to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in non-credit related factors such as interest rates, market spreads, and market conditions subsequent to purchase.
As of September 30, 2022, securities available-for-sale with a fair value of $1.7 billion were pledged as collateral for public deposits and other purposes as required by various statutes and agreements.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the years indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales of Securities Available-for-Sale	2022	2021	2022	2021
	(In thousands)
Amortized cost of securities sold	$440,445	$76,184	$1,039,965	$120,735

Gross realized gains	$3,226	$517	$5,960	$618
Gross realized losses	(3,140)	(2)	(6,979)	(2)
Net realized gains (losses)	$86	$515	$(1,019)	$616

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$828,719	$(154,049)	$1,462,515	$(315,387)	$2,291,234	$(469,436)
Agency commercial MBS	679,617	(58,395)	114,979	(21,474)	794,596	(79,869)
Agency residential CMOs	518,065	(31,153)	218,418	(36,926)	736,483	(68,079)
U.S. Treasury securities	117,110	(16,858)	546,279	(90,835)	663,389	(107,693)
Municipal securities	325,040	(47,929)	83,882	(17,038)	408,922	(64,967)
Collateralized loan obligations	260,188	(7,935)	93,574	(3,647)	353,762	(11,582)
Corporate debt securities	341,017	(28,429)	4,525	(475)	345,542	(28,904)
Private label residential CMOs	50,799	(2,535)	147,156	(41,289)	197,955	(43,824)
Asset-backed securities	32,022	(498)	—	—	32,022	(498)
Private label commercial MBS	11,695	(696)	17,483	(1,760)	29,178	(2,456)
SBA securities	18,626	(1,347)	18	(1)	18,644	(1,348)
Total	$3,182,898	$(349,824)	$2,688,829	$(528,832)	$5,871,727	$(878,656)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$2,502,536	$(31,670)	$57,329	$(979)	$2,559,865	$(32,649)
Agency commercial MBS	440,938	(5,066)	106,745	(4,147)	547,683	(9,213)
Agency residential CMOs	216,445	(3,757)	67,340	(2,113)	283,785	(5,870)
U.S. Treasury securities	628,767	(8,298)	—	—	628,767	(8,298)
Municipal securities	505,080	(6,965)	29,726	(1,008)	534,806	(7,973)
Collateralized loan obligations	137,619	(374)	43,730	(70)	181,349	(444)
Corporate debt securities	32,761	(757)	—	—	32,761	(757)
Private label residential CMOs	201,988	(3,291)	—	—	201,988	(3,291)
Asset-backed securities	38,742	(137)	15,762	(187)	54,504	(324)
Private label commercial MBS	397,619	(3,244)	—	—	397,619	(3,244)
SBA securities	—	—	1,864	(32)	1,864	(32)
Total	$5,102,495	$(63,559)	$322,496	$(8,536)	$5,424,991	$(72,095)
The securities that were in an unrealized loss position at September 30, 2022, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "Accumulated other comprehensive (loss) income" of "Stockholders' equity" on the condensed consolidated balance sheets. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2022
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$2,760,670	$2,760,670
Agency commercial MBS	—	500,086	358,770	28,925	887,781
Agency residential CMOs	—	—	201,260	603,301	804,561
U.S. Treasury securities	4,997	—	766,085	—	771,082
Municipal securities	7,557	44,019	338,647	89,908	480,131
Collateralized loan obligations	—	—	101,156	264,188	365,344
Corporate debt securities	—	20,500	353,946	—	374,446
Private label residential CMOs	—	—	—	241,779	241,779
Asset-backed securities	—	—	1,218	31,302	32,520
Private label commercial MBS	—	—	—	31,634	31,634
SBA securities	19	4,551	—	15,423	19,993
Total	$12,573	$569,156	$2,121,082	$4,067,130	$6,769,941

Fair Value:
Agency residential MBS	$—	$—	$—	$2,291,234	$2,291,234
Agency commercial MBS	—	469,960	310,816	27,144	807,920
Agency residential CMOs	—	—	178,062	558,420	736,482
U.S. Treasury securities	4,965	—	658,424	—	663,389
Municipal securities	7,536	38,940	284,872	83,851	415,199
Collateralized loan obligations	—	—	98,676	255,086	353,762
Corporate debt securities	—	19,475	326,067	—	345,542
Private label residential CMOs	—	—	—	197,955	197,955
Asset-backed securities	—	—	1,208	30,814	32,022
Private label commercial MBS	—	—	—	29,178	29,178
SBA securities	18	4,289	—	14,338	18,645
Total	$12,519	$532,664	$1,858,125	$3,488,020	$5,891,328
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Held-to-Maturity
The following table presents amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of securities held-to-maturity as of the date indicated:

	September 30, 2022
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,242,427	$(140)	$1,242,287	$—	$(119,417)	$1,122,870
Agency commercial MBS	425,831	—	425,831	—	(35,662)	390,169
Private label commercial MBS	344,673	—	344,673	—	(29,030)	315,643
U.S. Treasury securities	183,457	—	183,457	—	(13,447)	170,010
Corporate debt securities	69,713	(1,360)	68,353	—	(6,199)	62,154
Total (1)	$2,266,101	$(1,500)	$2,264,601	$—	$(203,755)	$2,060,846
__________________________
(1)    Excludes accrued interest receivable of $11.3 million at September 30, 2022 which is recorded in "Other assets" on the condensed consolidated balance sheets.
As of September 30, 2022, securities held-to-maturity with a fair value of $890.0 million were pledged as collateral for public deposits and other purposes as required by various statutes and agreements.
Allowance for Credit Losses on Securities Held-to-Maturity
The following table presents the changes by major security type in our allowance for credit losses on securities held-to-maturity for the periods indicated:

	Allowance for	Provision			Allowance for
	Credit Losses,	for			Credit Losses,
	Beginning	Credit			End of
Security Type	of Period	Losses	Charge-offs	Recoveries	Period
	(In thousands)
Three Months Ended September 30, 2022
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500

Nine Months Ended September 30, 2022
Municipal securities	$—	$140	$—	$—	$140
Corporate debt securities	—	1,360	—	—	1,360
Total	$—	$1,500	$—	$—	$1,500
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

	September 30, 2022
Security Type	AAA	AA+	AA	AA-	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$568,454	$385,823	$173,226	$95,374	$1,905	$—	$—	$17,645	$1,242,427
Agency commercial MBS	—	425,831	—	—	—	—	—	—	425,831
Private label commercial
MBS	344,673	—	—	—	—	—	—	—	344,673
U.S. Treasury securities	—	183,457	—	—	—	—	—	—	183,457
Corporate debt securities	—	—	—	—	—	23,220	20,993	25,500	69,713
Total	$913,127	$995,111	$173,226	$95,374	$1,905	$23,220	$20,993	$43,145	$2,266,101
Contractual Maturities of Securities Held-to-Maturity
The following table presents the contractual maturities of our securities held-to-maturity portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2022
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$—	$334,877	$907,550	$1,242,427
Agency commercial MBS	—	—	402,141	23,690	425,831
Private label commercial MBS	—	—	35,882	308,791	344,673
U.S. Treasury securities	—	—	183,457	—	183,457
Corporate debt securities	—	—	—	69,713	69,713
Total	$—	$—	$956,357	$1,309,744	$2,266,101

Fair Value:
Municipal securities	$—	$—	$310,064	$812,806	$1,122,870
Agency commercial MBS	—	—	368,418	21,751	390,169
Private label commercial MBS	—	—	33,115	282,528	315,643
U.S. Treasury securities	—	—	170,010	—	170,010
Corporate debt securities	—	—	—	62,154	62,154
Total	$—	$—	$881,607	$1,179,239	$2,060,846
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities, including available-for-sale and held-to-maturity, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Taxable interest	$45,772	$31,980	$134,881	$79,156
Non-taxable interest	6,872	8,542	23,571	25,113
Dividend income	491	258	1,007	730
Total interest income on investment securities	$53,135	$40,780	$159,459	$104,999

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
	2022	2021
	(In thousands)
Real estate mortgage	$14,656,888	$11,189,278
Real estate construction and land (1)	4,366,162	3,491,340
Commercial	8,288,359	7,888,068
Consumer	464,553	457,622
Total gross loans and leases held for investment	27,775,962	23,026,308
Deferred fees, net	(115,921)	(84,760)
Total loans and leases held for investment, net of deferred fees	27,660,041	22,941,548
Allowance for loan and lease losses	(189,327)	(200,564)
Total loans and leases held for investment, net (2)	$27,470,714	$22,740,984
____________________
(1)    Includes land and acquisition and development loans of $151.2 million and $151.8 million at September 30, 2022 and December 31, 2021.
(2)    Excludes accrued interest receivable of $106.1 million and $80.3 million at September 30, 2022 and December 31, 2021, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2022
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$381	$14,084	$14,465	$3,756,241	$3,770,706
Residential	23,653	12,267	35,920	10,824,123	10,860,043
Total real estate mortgage	24,034	26,351	50,385	14,580,364	14,630,749
Real estate construction and land:
Commercial	—	—	—	843,086	843,086
Residential	3,051	7,020	10,071	3,440,359	3,450,430
Total real estate construction and land	3,051	7,020	10,071	4,283,445	4,293,516
Commercial:
Asset-based	—	437	437	5,154,217	5,154,654
Venture capital	—	—	—	2,001,086	2,001,086
Other commercial	452	3,963	4,415	1,111,027	1,115,442
Total commercial	452	4,400	4,852	8,266,330	8,271,182
Consumer	1,996	350	2,346	462,248	464,594
Total	$29,533	$38,121	$67,654	$27,592,387	$27,660,041

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$5,307	$2,236	$7,543	$3,754,756	$3,762,299
Residential	40,505	9,666	50,171	7,366,250	7,416,421
Total real estate mortgage	45,812	11,902	57,714	11,121,006	11,178,720
Real estate construction and land:
Commercial	—	—	—	832,591	832,591
Residential	7,271	2,223	9,494	2,595,042	2,604,536
Total real estate construction and land	7,271	2,223	9,494	3,427,633	3,437,127
Commercial:
Asset-based	—	464	464	4,075,013	4,075,477
Venture capital	—	—	—	2,320,593	2,320,593
Other commercial	955	3,601	4,556	1,467,425	1,471,981
Total commercial	955	4,065	5,020	7,863,031	7,868,051
Consumer	1,004	276	1,280	456,370	457,650
Total	$55,042	$18,466	$73,508	$22,868,040	$22,941,548
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2022			December 31, 2021
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$42,772	$3,727,934	$3,770,706	$27,540	$3,734,759	$3,762,299
Residential	25,950	10,834,093	10,860,043	12,292	7,404,129	7,416,421
Total real estate mortgage	68,722	14,562,027	14,630,749	39,832	11,138,888	11,178,720
Real estate construction and land:
Commercial	—	843,086	843,086	—	832,591	832,591
Residential	7,101	3,443,329	3,450,430	4,715	2,599,821	2,604,536
Total real estate construction and land	7,101	4,286,415	4,293,516	4,715	3,432,412	3,437,127
Commercial:
Asset-based	2,127	5,152,527	5,154,654	1,464	4,074,013	4,075,477
Venture capital	3,809	1,997,277	2,001,086	2,799	2,317,794	2,320,593
Other commercial	7,616	1,107,826	1,115,442	11,950	1,460,031	1,471,981
Total commercial	13,552	8,257,630	8,271,182	16,213	7,851,838	7,868,051
Consumer	367	464,227	464,594	414	457,236	457,650
Total	$89,742	$27,570,299	$27,660,041	$61,174	$22,880,374	$22,941,548

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2022, nonaccrual loans and leases included $38.1 million of loans and leases 90 or more days past due, $2.5 million of loans and leases 30 to 89 days past due, and $49.1 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2021, nonaccrual loans and leases included $18.5 million of loans and leases 90 or more days past due, $6.3 million of loans and leases 30 to 89 days past due, and $36.4 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of September 30, 2022, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $30.8 million and represented 34% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	September 30, 2022
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$44,014	$215,057	$3,511,635	$3,770,706
Residential	31,892	28,660	10,799,491	10,860,043
Total real estate mortgage	75,906	243,717	14,311,126	14,630,749
Real estate construction and land:
Commercial	—	—	843,086	843,086
Residential	7,543	68,586	3,374,301	3,450,430
Total real estate construction and land	7,543	68,586	4,217,387	4,293,516
Commercial:
Asset-based	2,127	79,991	5,072,536	5,154,654
Venture capital	3,803	56,974	1,940,309	2,001,086
Other commercial	6,864	8,235	1,100,343	1,115,442
Total commercial	12,794	145,200	8,113,188	8,271,182
Consumer	442	6,491	457,661	464,594
Total	$96,685	$463,994	$27,099,362	$27,660,041

	December 31, 2021
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$62,206	$191,809	$3,508,284	$3,762,299
Residential	17,700	19,848	7,378,873	7,416,421
Total real estate mortgage	79,906	211,657	10,887,157	11,178,720
Real estate construction and land:
Commercial	—	67,727	764,864	832,591
Residential	4,715	1,720	2,598,101	2,604,536
Total real estate construction and land	4,715	69,447	3,362,965	3,437,127
Commercial:
Asset-based	4,591	78,305	3,992,581	4,075,477
Venture capital	4,794	14,833	2,300,966	2,320,593
Other commercial	21,659	15,528	1,434,794	1,471,981
Total commercial	31,044	108,666	7,728,341	7,868,051
Consumer	439	1,841	455,370	457,650
Total	$116,104	$391,611	$22,433,833	$22,941,548

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months	Nine Months		Three Months	Nine Months
		Ended	Ended		Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2021
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$15,546	$—	$—	$72	$—	$—
Residential	4,412	—	—	3,323	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	1,103	—	—	1,987	—	—
Commercial:
Asset based	587	—	—	1,126	—	—
Venture capital	3,809	—	—	2,347	—	—
Other commercial	933	—	—	1,170	—	—
Consumer	367	—	—	495	—	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$27,227	$16	$113	$25,543	$90	$511
Residential	21,537	—	—	4,224	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	5,998	—	—	17,931	—	—
Commercial:
Asset based	1,539	—	—	479	—	—
Venture capital	—	—	—	—	—	—
Other commercial	6,684	7	368	5,810	3	5
Consumer	—	—	—	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$68,722	$16	$113	$33,162	$90	$511
Real estate construction and land	7,101	—	—	19,918	—	—
Commercial	13,552	7	368	10,932	3	5
Consumer	367	—	—	495	—	—
Total	$89,742	$23	$481	$64,507	$93	$516

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$2,801	$2,549	$7,263	$26,769	$6,587	$40,878	$1,290	$—	$88,137
3-4 Pass	439,549	502,035	487,182	261,639	465,339	1,178,198	79,452	10,104	3,423,498
5 Special mention	—	—	3,259	73,740	50,770	87,288	—	—	215,057
6-8 Classified	—	—	471	2,021	27,371	14,151	—	—	44,014
Total	$442,350	$504,584	$498,175	$364,169	$550,067	$1,320,515	$80,742	$10,104	$3,770,706
Current YTD period:
Gross charge-offs	$—	$—	$—	$62	$2,258	$229	$—	$—	$2,549

Real Estate Mortgage:
Residential
Internal risk rating:
1-2 High pass	$—	$83,666	$21,749	$69,618	$49,468	$43,981	$1,000	$—	$269,482
3-4 Pass	3,738,534	4,312,948	603,627	692,921	481,322	610,842	89,709	106	10,530,009
5 Special mention	5,471	9,152	1,098	12,939	—	—	—	—	28,660
6-8 Classified	3,951	15,442	5,627	419	2,762	3,474	—	217	31,892
Total	$3,747,956	$4,421,208	$632,101	$775,897	$533,552	$658,297	$90,709	$323	$10,860,043
Current YTD period:
Gross charge-offs	$228	$398	$135	$—	$—	$—	$—	$—	$761

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	96,495	156,338	82,003	355,819	144,407	8,034	(10)	—	843,086
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$96,495	$156,338	$82,003	$355,819	$144,407	$8,034	$(10)	$—	$843,086
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	736,072	1,177,709	870,592	403,791	119,138	308	66,691	—	3,374,301
5 Special mention	16,483	5,076	2,068	44,959	—	—	—	—	68,586
6-8 Classified	(771)	8,092	222	—	—	—	—	—	7,543
Total	$751,784	$1,190,877	$872,882	$448,750	$119,138	$308	$66,691	$—	$3,450,430
Current YTD period:
Gross charge-offs	$—	$241	$772	$—	$—	$—	$—	$—	$1,013

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$204,759	$186,276	$53,885	$195,491	$127,280	$213,054	$787,447	$—	$1,768,192
3-4 Pass	489,877	272,795	57,635	25,262	32,247	45,743	2,288,106	92,679	3,304,344
5 Special mention	—	—	—	60,618	8,200	3,620	7,553	—	79,991
6-8 Classified	—	—	—	—	—	437	1,103	587	2,127
Total	$694,636	$459,071	$111,520	$281,371	$167,727	$262,854	$3,084,209	$93,266	$5,154,654
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$750	$—	$750

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$6,450	$—	$2,000	$—	$134	$7	$199,456	$503	$208,550
3-4 Pass	68,823	157,404	18,285	2,210	3,277	886	1,456,269	24,605	1,731,759
5 Special mention	1,995	26,698	—	23,548	—	—	4,733	—	56,974
6-8 Classified	—	473	1,000	—	1,220	—	(6)	1,116	3,803
Total	$77,268	$184,575	$21,285	$25,758	$4,631	$893	$1,660,452	$26,224	$2,001,086
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$3,495	$12,010	$1,995	$187	$6	$112	$21,102	$—	$38,907
3-4 Pass	58,573	293,987	63,757	45,138	49,346	90,893	456,738	3,004	1,061,436
5 Special mention	—	813	179	—	2,506	4,627	16	94	8,235
6-8 Classified	—	1,150	—	532	(3)	3,376	900	909	6,864
Total	$62,068	$307,960	$65,931	$45,857	$51,855	$99,008	$478,756	$4,007	$1,115,442
Current YTD period:
Gross charge-offs	$—	$209	$—	$—	$—	$2,096	$1,817	$394	$4,516

Consumer
Internal risk rating:
1-2 High pass	$—	$32	$8	$—	$2	$—	$718	$—	$760
3-4 Pass	65,245	234,722	21,905	50,988	33,432	40,644	9,965	—	456,901
5 Special mention	931	3,124	307	1,555	147	332	95	—	6,491
6-8 Classified	144	—	128	—	—	152	1	17	442
Total	$66,320	$237,878	$22,348	$52,543	$33,581	$41,128	$10,779	$17	$464,594
Current YTD period:
Gross charge-offs	$6	$227	$22	$601	$—	$240	$—	$—	$1,096

Total Loans and Leases
Internal risk rating:
1-2 High pass	$217,505	$284,533	$86,900	$292,065	$183,477	$298,032	$1,011,013	$503	$2,374,028
3-4 Pass	5,693,168	7,107,938	2,204,986	1,837,768	1,328,508	1,975,548	4,446,920	130,498	24,725,334
5 Special mention	24,880	44,863	6,911	217,359	61,623	95,867	12,397	94	463,994
6-8 Classified	3,324	25,157	7,448	2,972	31,350	21,590	1,998	2,846	96,685
Total	$5,938,877	$7,462,491	$2,306,245	$2,350,164	$1,604,958	$2,391,037	$5,472,328	$133,941	$27,660,041
Current YTD period:
Gross charge-offs	$234	$1,075	$929	$663	$2,258	$2,565	$2,567	$394	$10,685
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

TDRs are a result of rate reductions, term extensions, fee concessions, transfers to foreclosed assets, discounted loan payoffs, and debt forgiveness, or a combination thereof. The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the periods indicated:

	Three Months Ended September 30,
	2022			2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Residential	10	$3,596	$1,050	3	$297	$297
Real estate construction and land:
Residential	2	422	—	—	—	—
Commercial:
Asset-based	—	—	—	1	1,484	1,484
Venture capital	2	1,649	1,649	2	2,382	2,382
Other commercial	2	102	102	2	85	85
Total	16	$5,769	$2,801	8	$4,248	$4,248

	Nine Months Ended September 30,
	2022			2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Real estate mortgage:
Commercial	—	$—	$—	2	$647	$—
Residential	11	3,903	1,053	4	518	518
Real estate construction and land:
Residential	2	422	—	1	208	208
Commercial:
Asset-based	—	—	—	2	1,987	1,987
Venture capital	5	3,330	3,330	4	4,502	2,529
Other commercial	21	1,233	1,233	37	48,694	30,719
Consumer	1	18	18	1	20	20
Total	40	$8,906	$5,634	51	$56,576	$35,981
During the three months and nine months ended September 30, 2022, there was one residential real estate mortgage loan for $97,000 restructured in the preceding 12-month period that subsequently defaulted. During the three months and nine months ended September 30, 2021, there was one asset-based loan for $479,000 and two other commercial loans totaling $95,000 restructured in the preceding 12-month period that subsequently defaulted.

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$2,815	$2,287	$7,694	$6,645
The following table presents the components of leases receivable as of the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$228,192	$190,025
Unguaranteed residual assets	24,862	21,487
Deferred costs and other	1,802	1,373
Aggregate net investment in leases	$254,856	$212,885
The following table presents maturities of leases receivable as of the date indicated:

September 30, 2022
(In thousands)
Period ending December 31,
2022	$15,098
2023	66,313
2024	61,901
2025	43,908
2026	32,184
Thereafter	36,641
Total undiscounted cash flows	256,045
Less: Unearned income	(27,853)
Present value of lease payments	$228,192

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended September 30, 2022
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$85,287	$41,778	$54,031	$7,609	$188,705
Charge-offs	(1,604)	(1,006)	(1,522)	(520)	(4,652)
Recoveries	231	29	1,996	18	2,274
Net (charge-offs) recoveries	(1,373)	(977)	474	(502)	(2,378)
Provision	(5,018)	9,427	(3,284)	1,875	3,000
Balance, end of period	$78,896	$50,228	$51,221	$8,982	$189,327

	Nine Months Ended September 30, 2022
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$98,053	$45,079	$48,718	$8,714	$200,564
Charge-offs	(3,310)	(1,013)	(5,266)	(1,096)	(10,685)
Recoveries	1,699	178	6,521	50	8,448
Net (charge-offs) recoveries	(1,611)	(835)	1,255	(1,046)	(2,237)
Provision	(17,546)	5,984	1,248	1,314	(9,000)
Balance, end of period	$78,896	$50,228	$51,221	$8,982	$189,327

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$3,108	$—	$749	$—	$3,857
Collectively evaluated	$75,788	$50,228	$50,472	$8,982	$185,470

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$58,187	$20,724	$12,973	$—	$91,884
Collectively evaluated	14,572,562	4,272,792	8,258,209	464,594	27,568,157
Ending balance	$14,630,749	$4,293,516	$8,271,182	$464,594	$27,660,041

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2021
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$107,013	$54,582	$57,697	$6,308	$225,600
Charge-offs	(29)	—	(951)	(536)	(1,516)
Recoveries	563	—	543	43	1,149
Net recoveries (charge-offs)	534	—	(408)	(493)	(367)
Provision	(11,344)	(1,923)	(9,792)	1,559	(21,500)
Balance, end of period	$96,203	$52,659	$47,497	$7,374	$203,733

	Nine Months Ended September 30, 2021
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$138,342	$78,356	$126,403	$5,080	$348,181
Charge-offs	(663)	(775)	(3,802)	(1,080)	(6,320)
Recoveries	5,990	—	2,269	113	8,372
Net recoveries (charge-offs)	5,327	(775)	(1,533)	(967)	2,052
Provision	(47,466)	(24,922)	(77,373)	3,261	(146,500)
Balance, end of period	$96,203	$52,659	$47,497	$7,374	$203,733

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$189	$—	$2,721	$—	$2,910
Collectively evaluated	$96,014	$52,659	$44,776	$7,374	$200,823

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$34,822	$19,364	$38,647	$—	$92,833
Collectively evaluated	9,546,135	3,632,509	6,833,575	405,968	20,418,187
Ending balance	$9,580,957	$3,651,873	$6,872,222	$405,968	$20,511,020
The allowance for loan and lease losses increased by $0.6 million in the third quarter of 2022 to $189.3 million due primarily to a provision for loan and lease losses of $3.0 million driven by increased reserves needed due to a less favorable economic forecast, offset partially by a lower level of growth in loans and leases and unfunded loan commitments and a decrease in COVID-related qualitative reserves.
We actively participated in both rounds of the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act during 2020 and 2021, originating $1.65 billion of such loans. As of September 30, 2022, PPP loans totaled $13.3 million, net of deferred fees. The loans have two or five year terms, are fully guaranteed by the SBA, and do not carry an allowance.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	September 30, 2022			December 31, 2021
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$61,167	$—	$61,167	$30,817	$—	$30,817
Real estate construction and land	8,397	—	8,397	10,421	—	10,421
Commercial	—	1,539	1,539	—	7,586	7,586
Total	$69,564	$1,539	$71,103	$41,238	$7,586	$48,824
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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	September 30, 2022
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$188,705	$95,071	$283,776
Charge-offs	(4,652)	—	(4,652)
Recoveries	2,274	—	2,274
Net charge-offs	(2,378)	—	(2,378)
Provision	3,000	—	3,000
Balance, end of period	$189,327	$95,071	$284,398

	Nine Months Ended
	September 30, 2022
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$200,564	$73,071	$273,635
Charge-offs	(10,685)	—	(10,685)
Recoveries	8,448	—	8,448
Net charge-offs	(2,237)	—	(2,237)
Provision	(9,000)	22,000	13,000
Balance, end of period	$189,327	$95,071	$284,398

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets, net of the valuation allowance, as of the dates indicated:

	September 30,	December 31,
Property Type	2022	2021
	(In thousands)
Commercial real estate	$—	$12,594
Single-family residence	2,967	—
Total other real estate owned, net	2,967	12,594
Other foreclosed assets	—	249
Total foreclosed assets, net	$2,967	$12,843
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets, Net
(In thousands)
Balance, December 31, 2021	$12,843
Transfers to foreclosed assets from loans	3,271
Reductions related to sales	(13,147)
Balance, September 30, 2022	$2,967
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$133,850	$100,550	$133,850	$109,646
Addition from Civic acquisition	—	—	—	750
Fully amortized portion	(42,300)	—	(42,300)	(9,846)
Balance, end of period	91,550	100,550	91,550	100,550
Accumulated Amortization:
Balance, beginning of period	(96,191)	(82,127)	(88,893)	(86,005)
Amortization expense	(3,649)	(2,890)	(10,947)	(8,858)
Fully amortized portion	42,300	—	42,300	9,846
Balance, end of period	(57,540)	(85,017)	(57,540)	(85,017)
Net CDI and CRI, end of period	$34,010	$15,533	$34,010	$15,533
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

September 30, 2022
(In thousands)
Period ending December 31,
2022	$2,628
2023	9,085
2024	6,404
2025	4,087
2026	3,482
Thereafter	8,324
Net CDI and CRI	$34,010

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	September 30,	December 31,
Other Assets	2022	2021
	(In thousands)
LIHTC investments	$329,796	$297,746
Deferred tax asset, net (1)	321,650	—
Cash surrender value of BOLI	206,650	203,836
Interest receivable	141,330	120,329
Operating lease ROU assets, net (2)	124,773	123,225
Equity investments without readily determinable fair values	62,850	62,975
SBIC investments	59,447	46,861
Prepaid expenses	30,125	27,632
Taxes receivable	27,050	36,011
Equity warrants (3)	4,215	3,555
Equity investments with readily determinable fair values	2	28,578
Other receivables/assets	124,644	133,244
Total other assets	$1,432,532	$1,083,992
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
NOTE 8. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease expense:
Fixed costs	$8,682	$8,678	$26,203	$25,950
Variable costs	33	18	92	42
Short-term lease costs	379	357	1,122	1,042
Sublease income	(955)	(1,114)	(3,108)	(3,297)
Net lease expense	$8,139	$7,939	$24,309	$23,737
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,643	$27,386
ROU assets obtained in exchange for lease obligations:
Operating leases	$28,420	$29,840

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	September 30,	December 31,
	2022	2021
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$124,773	$123,225
Operating lease liabilities	$145,785	$142,117

Weighted average remaining lease term (in years)	5.9	5.6
Weighted average discount rate	2.32%	2.23%
The following table presents the maturities of operating lease liabilities as of the date indicated:

September 30, 2022
(In thousands)
Period ending December 31,
2022	$9,431
2023	36,483
2024	29,455
2025	22,635
2026	17,544
Thereafter	41,136
Total operating lease liabilities	156,684
Less: Imputed interest	(10,899)
Present value of operating lease liabilities	$145,785
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings. The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the nine months ended September 30, 2022 and 2021.
The following table presents the rental payments to be received on operating leases as of the date indicated:

September 30, 2022
(In thousands)
Period ending December 31,
2022	$11,023
2023	43,800
2024	39,727
2025	30,744
2026	24,490
Thereafter	53,761
Total undiscounted cash flows	$203,545

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,370,000	3.22%	$—	—%
FHLB unsecured overnight advance	112,000	3.11%	—	—%
AFX short-term borrowings	250,000	3.20%	—	—%
Credit-linked notes	132,815	12.98%	—	—%
Total borrowings	$1,864,815	3.91%	$—	—%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of September 30, 2022 of $5.6 billion, collateralized by a blanket lien on $6.6 billion of qualifying loans and $1.9 billion of securities. As of September 30, 2022, the balance outstanding was $1.4 billion, which consisted of a $1.4 billion overnight advance. As of December 31, 2021, there was no balance outstanding.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2022, the Bank had secured borrowing capacity of $2.5 billion collateralized by liens covering $3.1 billion of qualifying loans. As of September 30, 2022 and December 31, 2021, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $112.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which there was a $112.0 million balance outstanding at September 30, 2022 and no balance outstanding at December 31, 2021.
Federal Funds Arrangements with Commercial Banks. As of September 30, 2022, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of September 30, 2022 and December 31, 2021, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2022, the balance outstanding was $250.0 million, which consisted of $250.0 million in overnight borrowings. As of December 31, 2021, there was no balance outstanding.
Credit-Linked Notes
On September 29, 2022, the Bank completed a credit-linked notes transaction. The notes were issued and sold at par and had an aggregate principal amount of $132.8 million with net proceeds of approximately $128.7 million and are due June 27, 2052. The notes are linked to the credit risk of an approximately $2.66 billion reference pool of previously purchased single-family residential mortgage loans. The notes were issued in five classes with a blended rate on the notes of SOFR plus 11%. The transaction results in a lower risk-weighting on the reference pool of loans for regulatory capital purposes. The credit-linked notes are reported at fair value. See Note 12. Fair Value Option for additional information.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	September 30, 2022		December 31, 2021		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset) (6)
	(Dollars in thousands)
Subordinated notes, net (2)	$395,008	3.25%	$394,634	3.25%	4/30/2021	5/1/2031	Fixed rate (3)
Trust V	10,310	6.63%	10,310	3.32%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	6.34%	10,310	3.25%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	6.48%	5,155	3.17%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	5.53%	61,856	2.88%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	4.98%	20,619	1.89%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	4.89%	16,495	1.80%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	4.84%	10,310	1.75%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	5.24%	82,475	2.15%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	4.73%	128,866	2.08%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	4.73%	51,545	2.08%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	4.73%	51,550	2.08%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (4)	25,265	2.32%	29,306	1.49%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	4.73%	16,470	2.08%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	4.73%	6,650	2.08%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	4.73%	39,177	2.08%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Total subordinated debt	932,061	4.19%	935,728	2.64%
Acquisition discount (5)	(68,682)		(72,445)
Net subordinated debt	$863,379		$863,283
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $5.0 million.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  DERIVATIVES
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	September 30, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$86,060	$6,149	$87,470	$992
Foreign exchange contracts	28,463	—	28,463	1,517
Interest rate and economic contracts	114,523	6,149	115,933	2,509
Equity warrant assets	19,048	4,215	18,539	3,555
Total	$133,571	$10,364	$134,472	$6,064

Derivative Liabilities:
Interest rate contracts	$86,060	$5,924	$87,470	$931
Foreign exchange contracts	28,463	443	28,463	—
Total	$114,523	$6,367	$115,933	$931
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
NOTE 11.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	September 30,	December 31,
	2022	2021
	(In thousands)
Loan commitments to extend credit	$11,227,234	$9,006,350
Standby letters of credit	320,320	345,769
Total	$11,547,554	$9,352,119
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $95.1 million at September 30, 2022 and $73.1 million at December 31, 2021.

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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of September 30, 2022 and December 31, 2021, we had commitments to contribute capital to these entities totaling $85.2 million and $85.9 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

September 30, 2022
(In thousands)
Period ending December 31,
2022	$40,974
2023	44,255
Total	$85,229
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
NOTE 12.  FAIR VALUE OPTION
The Company may elect to report financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the initial recognition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not otherwise be revoked once an election is made. The changes in fair value are recorded in "Noninterest income" on the condensed consolidated statements of earnings. However, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk is reported as a component of "Accumulated other comprehensive (loss) income" on the condensed consolidated balance sheets.
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these notes are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.66 billion reference pool of previously purchased single-family residential mortgage loans. The carrying value of the credit-linked notes at September 30, 2022 was $132.8 million, which represented the fair value.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13.  FAIR VALUE MEASUREMENTS
The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily securities available-for-sale, derivatives, and certain debt liabilities. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and leases and other real estate owned and also to record impairment on certain assets, such as goodwill, CDI, and other long-lived assets.
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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At September 30, 2022, the fair value of these investments was $59.4 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	September 30, 2022
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$2,291,234	$—	$2,291,234	$—
Agency commercial MBS	807,920	—	807,920	—
Agency residential CMOs	736,482	—	736,482	—
U.S. Treasury securities	663,389	663,389	—	—
Municipal securities	415,199	—	415,199	—
Collateralized loan obligations	353,762	—	353,762	—
Corporate debt securities	345,542	—	345,542	—
Private label residential CMOs	197,955	—	197,955	—
Asset-backed securities	32,022	—	32,022	—
Private label commercial MBS	29,178	—	29,178	—
SBA securities	18,645	—	18,645	—
Total securities available-for-sale	$5,891,328	$663,389	$5,227,939	$—
Equity investments with readily determinable fair values	$2	$2	$—	$—
Derivatives (1):
Equity warrants	4,215	—	—	4,215
Interest rate and economic contracts	6,149	—	6,149	—
Derivative liabilities	6,367	—	6,367	—
Credit-linked notes	132,815	—	—	132,815

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
During the nine months ended September 30, 2022, there was a $10,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was also a $4.6 million transfer of private label commercial MBS from Level 3 to Level 2 during the nine months ended September 30, 2022.
The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	September 30, 2022
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	24.9% - 160.1%	28.1%
Risk-free interest rate	2.8% - 4.3%	4.1%
Remaining life assumption (in years)	0.08 - 5.00	3.15
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes activity for our Level 3 private label commercial MBS available-for-sale, and equity warrants and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Private Label	Equity	Credit-Linked
	Commercial MBS	Warrants	Notes
	(In thousands)
Balance, December 31, 2021	$15,001	$3,555	$—
Total included in earnings	(8)	2,536	—
Total included in other comprehensive income (loss)	(156)	—	—
Issuances	—	604	132,815
Transfer to Level 2	(4,552)	—	—
Net settlements	(10,285)	—	—
Exercises and settlements	—	(2,470)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	(10)	—
Balance, September 30, 2022	$—	$4,215	$132,815

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$—
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	September 30, 2022
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$36,971	$—	$26,333	$10,638
Total non-recurring	$36,971	$—	$26,333	$10,638

	Fair Value Measurement as of
	December 31, 2021
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$30,882	$—	$2,915	$27,967
Total non-recurring	$30,882	$—	$2,915	$27,967
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Nine Months Ended
Losses on Assets	September 30,		September 30,
Measured on a Non-Recurring Basis	2022	2021	2022	2021
	(In thousands)
Individually evaluated loans and leases	$5,234	$243	$6,892	$2,499
OREO	—	—	—	14
Total losses	$5,234	$243	$6,892	$2,513

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	September 30, 2022
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(Dollars in thousands)
Individually evaluated
loans and leases	$4,719	Discounted cash flows	Discount rates	5.50% - 9.25%	7.05%
Individually evaluated
loans and leases	5,919	Third party appraisals	No discounts
Total non-recurring Level 3	$10,638
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$216,436	$216,436	$216,436	$—	$—
Interest-earning deposits in financial institutions	2,244,272	2,244,272	2,244,272	—	—
Securities available-for-sale	5,891,328	5,891,328	663,389	5,227,939	—
Securities held-to-maturity	2,264,601	2,060,846	170,010	1,890,836	—
Investment in FHLB stock	36,990	36,990	—	36,990	—
Loans held for sale	15,534	16,407	—	16,407	—
Loans and leases held for investment, net	27,470,714	25,527,716	—	26,333	25,501,383
Equity investments with readily determinable fair values	2	2	2	—	—
Equity warrants	4,215	4,215	—	—	4,215
Interest rate and economic contracts	6,149	6,149	—	6,149	—
Servicing rights	712	712	—	—	712

Financial Liabilities:
Core deposits	28,559,310	28,559,310	—	28,559,310	—
Wholesale non-maturity deposits	2,367,544	2,367,544	—	2,367,544	—
Time deposits	3,269,018	3,232,022	—	3,232,022	—
Borrowings	1,864,815	1,864,815	1,732,000	—	132,815
Subordinated debt	863,379	807,820	—	807,820	—
Derivative liabilities	6,367	6,367	—	6,367	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$112,548	$112,548	$112,548	$—	$—
Interest-earning deposits in financial institutions	3,944,686	3,944,686	3,944,686	—	—
Securities available-for-sale	10,694,458	10,694,458	966,898	9,712,559	15,001
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	22,740,984	23,461,156	—	2,915	23,458,241
Equity investments with readily determinable fair values	28,578	28,578	28,578	—	—
Equity warrants	3,555	3,555	—	—	3,555
Interest rate and economic contracts	2,509	2,509	—	2,509	—
Servicing rights	1,228	1,228	—	—	1,228

Financial Liabilities:
Core deposits	32,734,949	32,734,949	—	32,734,949	—
Wholesale non-maturity deposits	889,976	889,976	—	889,976	—
Time deposits	1,372,832	1,371,527	—	1,371,527	—
Borrowings	—	—	—	—	—
Subordinated debt	863,283	917,342	—	917,342	—
Derivative liabilities	931	931	—	931	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2022, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14.  EARNINGS PER COMMON SHARE
The following table presents the computations of basic and diluted net earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Basic Earnings Per Common Share:
Net earnings	$131,616	$139,996	$374,104	$470,914
Less: Preferred stock dividends	(9,392)	—	(9,392)	—
Net earnings available to common stockholders	122,224	139,996	364,712	470,914
Less: Earnings allocated to unvested restricted stock(1)	(2,331)	(2,417)	(6,721)	(7,930)
Net earnings allocated to common shares	$119,893	$137,579	$357,991	$462,984

Weighted-average basic shares and unvested restricted
stock outstanding	120,342	119,569	119,989	119,272
Less: Weighted-average unvested restricted stock
outstanding	(2,556)	(2,340)	(2,422)	(2,235)
Weighted-average basic shares outstanding	117,786	117,229	117,567	117,037

Basic earnings per common share	$1.02	$1.17	$3.04	$3.96

Diluted Earnings Per Common Share:
Net earnings allocated to common shares	$119,893	$137,579	$357,991	$462,984

Weighted-average diluted shares outstanding	117,786	117,229	117,567	117,037

Diluted earnings per common share	$1.02	$1.17	$3.04	$3.96
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

	Three Months Ended September 30,
	2022		2021
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$410,044	$—	$290,082	$—
Noninterest Income:
Service charges on deposit accounts	3,608	3,608	3,407	3,407
Other commissions and fees	10,034	3,834	11,792	2,680
Leased equipment income	12,835	—	10,943	—
Gain on sale of loans	58	—	—	—
Gain on sale of securities	86	—	515	—
Dividends and gains on equity securities	3,228	—	8,387	—
Warrant income	292	—	13,578	—
Other income	8,478	359	2,723	(14)
Total noninterest income	38,619	7,801	51,345	6,073
Total Revenue	$448,663	$7,801	$341,427	$6,073
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	September 30,
	2022	2021
	(In thousands)
Products and services transferred at a point in time	$3,718	$2,754
Products and services transferred over time	4,083	3,319
Total revenue from contracts with customers	$7,801	$6,073

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2022		2021
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$1,083,466	$—	$843,924	$—
Noninterest Income:
Service charges on deposit accounts	10,813	10,813	9,793	9,793
Other commissions and fees	32,427	11,608	31,654	8,140
Leased equipment income	38,264	—	33,144	—
Gain on sale of loans	130	—	1,561	—
(Loss) gain on sale of securities	(1,019)	—	616	—
Dividends and (losses) gains on equity securities	(4,050)	—	24,685	—
Warrant income	2,536	—	25,351	—
Other income	14,682	422	9,741	560
Total noninterest income	93,783	22,843	136,545	18,493
Total Revenue	$1,177,249	$22,843	$980,469	$18,493
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Products and services transferred at a point in time	$11,415	$8,819
Products and services transferred over time	11,428	9,674
Total revenue from contracts with customers	$22,843	$18,493
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Receivables, which are included in "Other assets"	$1,306	$1,066
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$131	$229
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the nine months ended September 30, 2022 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $98,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the annual meeting of stockholders held on May 11, 2021, the Company's stockholders approved the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the “Amended and Restated 2017 Plan”). The Company’s Amended and Restated 2017 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until December 31, 2026. The Amended and Restated 2017 Plan authorizes grants of stock-based compensation instruments to issue up to 6,650,000 shares. As of September 30, 2022, there were 2,032,177 shares available for grant under the Amended and Restated 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $9.5 million and $8.4 million for the three months ended September 30, 2022 and 2021 and $26.1 million and $23.0 million for the nine months ended September 30, 2022 and 2021. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of September 30, 2022 totaled $75.7 million.
Time-Based Restricted Stock Awards
At September 30, 2022, there were 2,505,854 shares of unvested TRSAs outstanding. TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying award on the grant date and is recognized over the vesting period using the straight-line method.
Performance-Based Restricted Stock Units
At September 30, 2022, there were 582,287 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The shares underlying the PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Dividends on the Series A preferred stock are not cumulative or mandatory. If the Company’s Board of Directors does not declare a dividend on the Series A preferred stock in respect of a dividend period, then no dividend shall be deemed to be payable for such dividend period or be cumulative, and the Company will have no obligation to pay any dividend for that dividend period, whether or not the Board of Directors declares a dividend on the Series A preferred stock or any other class or series of its capital stock for any future dividend period. Additionally, so long as any share of Series A preferred stock remains outstanding, unless dividends on all outstanding shares of Series A preferred stock for the most recently completed dividend period have been paid in full or declared and a sum sufficient for the payment thereof has been set aside for payment, no dividend shall be declared or paid or set aside for payment and no distribution shall be declared or made or set aside for payment on the Company’s common stock.
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
This standard is not expected to have a material impact on the Company's consolidated financial statements and related disclosures upon adoption.

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
NOTE 19.  SUBSEQUENT EVENTS
Common Stock Dividends
On November 1, 2022, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share. The cash dividend is payable on November 30, 2022 to stockholders of record at the close of business on November 15, 2022.
Preferred Stock Dividends
On November 1, 2022, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on December 1, 2022 to stockholders of record at the close of business on November 15, 2022.
The Company has evaluated events that have occurred subsequent to September 30, 2022 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

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
•the risks and impacts of the COVID-19 pandemic appear to have largely subsided, however, new variants may continue to impact key macro-economic indicators such as unemployment and GDP and may have a material impact on our business, financial position, results of operations, liquidity and our allowance for credit losses and the related provision for credit losses;
•our ability to compete effectively against other financial service providers in our markets;
•continued deterioration in general business and economic conditions, uncertainty in U.S. fiscal monetary policy, including the interest rate policies of the Federal Reserve Board, and volatility and disruption in credit and capital markets could adversely affect the Company's revenues and the value of its assets, including goodwill, and liabilities, lead to a tightening of credit, and increase stock price volatility;
•changes in credit quality and the effect of credit quality and the current expected credit loss accounting standard on our provision for credit losses and allowance for credit losses;
•our ability to attract deposits and other sources of funding or liquidity;
•our ability to efficiently manage our liquidity;
•the need to increase capital for strategic or regulatory reasons;
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
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2022, accounted for 91.2% of net revenue (net interest income plus noninterest income).
At September 30, 2022, the Company had total assets of $41.4 billion, including $27.7 billion of total loans and leases, net of deferred fees, $5.9 billion of securities available-for-sale, $2.3 billion of securities held-to-maturity, and $2.2 billion of interest-earning deposits in financial institutions compared to $40.4 billion of total assets at December 31, 2021, including $22.9 billion of total loans and leases, net of deferred fees, $10.7 billion of securities available-for-sale, no securities held-to-maturity, and $3.9 billion of interest-earning deposits in financial institutions. The $961.2 million increase in total assets since year-end was due primarily to a $4.7 billion increase in loans and leases, net of deferred fees, and a $2.3 billion increase in securities held-to-maturity, offset partially by a $4.8 billion decrease in securities available-for-sale and a $1.7 billion decrease in interest-earning deposits in financial institutions. The changes in securities available-for-sale and securities held-to-maturity were due mainly to a $2.3 billion transfer from available-for-sale to held-to-maturity during the second quarter of 2022. Contributing to the decrease in securities available-for-sale were sales of $1.0 billion and a net increase in net unrealized losses of $969.6 million due to the significant increase in market interest rates during 2022.
At September 30, 2022, the Company had total liabilities of $37.5 billion, including total deposits of $34.2 billion and borrowings of $1.9 billion, compared to $36.4 billion of total liabilities at December 31, 2021, including $35.0 billion of total deposits and no borrowings. The $1.1 billion increase in total liabilities since year-end was due mainly to increases of $1.4 billion in overnight FHLB borrowings, $1.5 billion in wholesale non-maturity deposits, and $1.9 billion in time deposits, offset partially by a decrease of $4.2 billion in core deposits. The decrease in core deposits was due primarily to a $3.3 billion decline in balances from our venture banking clients. At September 30, 2022, core deposits totaled $28.6 billion, or 83% of total deposits, including $12.8 billion of noninterest-bearing demand deposits, or 37% of total deposits.

At September 30, 2022, the Company had total stockholders' equity of $3.9 billion compared to $4.0 billion at December 31, 2021. The $123.7 million decrease in stockholders' equity since year-end was due mainly to a $914.2 million decrease in accumulated other comprehensive income (loss) attributable to the investment securities portfolio going from a net unrealized gain of $66.0 million to a net unrealized loss of $848.2 million, and $90.2 million of common stock cash dividends paid, offset partially by $498.5 million in net proceeds from our Series A preferred stock issuance in June 2022 and $374.1 million in net earnings. Our consolidated Tier 1 capital and Total capital ratios increased to 10.46%, and 13.43% at September 30, 2022 due primarily to net earnings, the Series A preferred stock issuance, and the credit-linked notes issuance in September 2022, while our consolidated common equity Tier 1 capital ratio decreased to 8.56% due to risk-weighted assets growing at a higher percentage than Tier 1 capital and the exclusion of Series A preferred stock from this capital calculation.
Recent Events
Credit-Linked Notes Issuance
On September 29, 2022, Pacific Western Bank completed a credit-linked notes transaction. The notes were issued and sold at par and had an aggregate principal amount of $132.8 million with net proceeds of approximately $128.7 million and are due June 27, 2052. The notes are linked to the credit risk of an approximately $2.66 billion reference pool of previously purchased single-family residential mortgage loans. The notes were issued in five classes with a blended rate on the notes of SOFR plus 11%. The transaction results in a lower risk-weighting on the reference pool of loans for regulatory capital purposes.
Preferred Stock Issuance
On June 6, 2022, the Company issued and sold 20,530,000 depositary shares (the “Depositary Shares”), each representing a 1/40th ownership interest in a share of the Company’s 7.75% fixed rate reset non-cumulative, non-convertible, perpetual preferred stock, par value $0.01 per share (the “Series A preferred stock”), with a liquidation preference of $1,000 per share (equivalent to $25.00 per Depositary Share). The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations. The gross proceeds were $513.3 million while net proceeds from the issuance of the Series A preferred stock, after deducting $14.7 million of offering costs including the underwriting discount and other expenses, were $498.5 million. A total of 513,250 shares of Series A preferred stock was issued. For additional information regarding the Series A preferred stock issuance, see Note 16. Stockholders' Equity.
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

The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Efficiency Ratio		2022	2021	2022	2021
		(Dollars in thousands)
Noninterest expense		$195,618	$159,421	$546,689	$461,307
Less:	Intangible asset amortization	3,649	2,890	10,947	8,858
	Foreclosed assets (income) expense, net	(248)	165	(3,629)	47
	Acquisition, integration and reorganization costs	—	200	—	3,825
	Noninterest expense used for efficiency ratio	$192,217	$156,166	$539,371	$448,577

Net interest income (tax equivalent)		$338,558	$279,777	$979,010	$814,495
Noninterest income		38,619	51,345	93,783	136,545
	Net revenues	377,177	331,122	1,072,793	951,040
Less:	Gain (loss) on sale of securities	86	515	(1,019)	616
	Net revenues used for efficiency ratio	$377,091	$330,607	$1,073,812	$950,424

Efficiency ratio		51.0%	47.2%	50.2%	47.2%
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

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Return on Average Tangible Common Equity		2022	2021	2022	2021
		(Dollars in thousands)
Net earnings		$131,616	$139,996	$374,104	$470,914
Less:	Preferred stock dividends	(9,392)	—	(9,392)	—
	Net earnings available to common stockholders	122,224	139,996	364,712	470,914
Add:	Intangible asset amortization	3,649	2,890	10,947	8,858
	Adjusted net earnings	$125,873	$142,886	$375,659	$479,772

Average stockholders' equity		$4,011,179	$3,916,621	$3,837,609	$3,758,733
Less:	Average intangible assets	1,441,689	1,221,253	1,445,332	1,212,851
Less:	Average preferred stock	498,516	—	213,698	—
	Average tangible common equity	$2,070,974	$2,695,368	$2,178,579	$2,545,882

Return on average equity (1)		13.02%	14.18%	13.03%	16.75%
Return on average tangible common equity (2)		24.11%	21.03%	23.05%	25.20%
___________________________________
(1)     Annualized net earnings divided by average stockholders' equity.
(2)     Annualized adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio and	September 30,	December 31,
Tangible Book Value Per Common Share	2022	2021
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,875,945	$3,999,630
Less: Preferred stock	498,516	—
Total common equity	3,377,429	3,999,630
Less: Intangible assets	1,439,746	1,450,693
Tangible common equity	1,937,683	2,548,937
Add: Accumulated other comprehensive loss (income)	848,214	(65,968)
Adjusted tangible common equity	$2,785,897	$2,482,969

Total assets	$41,404,592	$40,443,344
Less: Intangible assets	1,439,746	1,450,693
Tangible assets	$39,964,846	$38,992,651

Equity to assets ratio	9.36%	9.89%
Tangible common equity ratio (1)	4.85%	6.54%
Tangible common equity ratio, excluding AOCI (2)	6.97%	6.37%
Book value per common share (3)	$28.07	$33.45
Tangible book value per common share (4)	$16.11	$21.31
Tangible book value per common share, excluding AOCI (5)	$23.16	$20.76
Common shares outstanding	120,314,023	119,584,854
_______________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Adjusted tangible common equity divided by tangible assets.
(3)    Total common equity divided by common shares outstanding.
(4)    Tangible common equity divided by common shares outstanding.
(5)    Adjusted tangible common equity divided by common shares outstanding.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$410,044	$290,082	$1,083,466	$843,924
Interest expense	(74,863)	(14,240)	(115,643)	(40,505)
Net interest income	335,181	275,842	967,823	803,419
Provision for credit losses	(3,000)	20,000	(14,500)	156,000
Noninterest income	38,619	51,345	93,783	136,545
Noninterest expense	(195,618)	(159,421)	(546,689)	(461,307)
Earnings before income taxes	175,182	187,766	500,417	634,657
Income tax expense	(43,566)	(47,770)	(126,313)	(163,743)
Net earnings	131,616	139,996	374,104	470,914
Preferred stock dividends	(9,392)	—	(9,392)	—
Net earnings available to common stockholders	$122,224	$139,996	$364,712	$470,914

Per Common Share Data:
Diluted earnings per common share	$1.02	$1.17	$3.04	$3.96
Book value per common share	$28.07	$32.77
Tangible book value per common share (1)	$16.11	$22.57

Performance Ratios:
Return on average assets	1.28%	1.55%	1.24%	1.86%
Return on average tangible common equity (1)	24.11%	21.03%	23.05%	25.20%
Net interest margin (tax equivalent)	3.57%	3.33%	3.52%	3.46%
Yield on average loans and leases (tax equivalent)	5.12%	5.01%	4.82%	5.13%
Cost of average total deposits	0.70%	0.08%	0.32%	0.10%
Efficiency ratio	51.0%	47.2%	50.2%	47.2%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	8.56%	10.15%
Tier 1 capital ratio	10.46%	10.65%
Total capital ratio	13.43%	14.36%
Tier 1 leverage capital ratio	8.63%	8.05%
Risk-weighted assets	$33,042,173	$26,057,583
_____________________________
(1)    See "- Non-GAAP Measurements."

Third Quarter of 2022 Compared to Third Quarter of 2021
Net earnings available to common stockholders for the third quarter of 2022 were $122.2 million, or $1.02 per diluted share, compared to net earnings available to common stockholders for the third quarter of 2021 of $140.0 million, or $1.17 per diluted share. The $17.8 million decrease in net earnings available to common stockholders from the third quarter of 2021 was due mainly to a higher provision for credit losses of $23.0 million, lower noninterest income of $12.7 million, higher noninterest expense of $36.2 million, and higher preferred stock dividends of $9.4 million, offset partially by higher net interest income of $59.3 million and lower income tax expense of $4.2 million. The increase in the provision for credit losses for the third quarter of 2022 from the third quarter of 2021 was due to a $3.0 million provision in the third quarter of 2022 compared to a provision benefit of $20.0 million in the third quarter of 2021. The provision in the third quarter of 2022 was due primarily to reserves needed attributable to a less favorable economic forecast, offset partially by a decrease in COVID-related qualitative reserves. The provision benefit in the third quarter of 2021 was due mainly to improvement in both macroeconomic forecast variables and loan portfolio credit quality metrics, offset partially by increased provisions for unfunded loan commitments and loan growth. Noninterest income decreased due primarily to decreases of $13.3 million in warrant income and $5.2 million in dividends and gains (losses) on equity investments, offset partially by an increase of $5.8 million in other income, with the first two items attributable mostly to a decrease in capital markets activity in 2022. Noninterest expense increased primarily due to an increase of $8.1 million in customer related expense due primarily to the acquired operations of the HOA Business in October 2021, a $7.9 million increase in compensation expense, due mostly to the incremental expense of the higher headcount in 2022 from the acquired operations of the HOA Business in October 2021, incremental additions to staff in certain business lines, and staff added to support our digital and innovation initiatives, and a $5.5 million increase in other professional expense due primarily to the issuance costs related to the credit-linked notes transaction in September 2022. Net interest income increased due mainly to higher interest income on loans and leases and investment securities attributable primarily to higher average balances, offset partially by higher interest expense on interest-bearing liabilities due to higher rates and average balances. The decrease in income tax expense was due primarily to lower pre-tax earnings in the third quarter of 2022 compared to the third quarter of 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net earnings available to common stockholders for the nine months ended September 30, 2022 were $364.7 million, or $3.04 per diluted share, compared to net earnings available to common stockholders for the nine months ended September 30, 2021 of $470.9 million, or $3.96 per diluted share. The $106.2 million decrease in net earnings available to common stockholders from the year-ago period was due mainly to a higher provision for credit losses of $170.5 million, lower noninterest income of $42.8 million, higher noninterest expense of $85.4 million, and higher preferred stock dividends of $9.4 million, offset partially by higher net interest income of $164.4 million and lower income tax expense of $37.4 million. The increase in the provision for credit losses for the nine months ended September 30, 2022 from the year-ago period was due to a $14.5 million provision in the nine months ended September 30, 2022 compared to a provision benefit of $156.0 million in the nine months ended September 30, 2021. The provision in the nine months ended September 30, 2022 was due primarily to the growth in loans and leases and unfunded loan commitments and a less favorable economic forecast. The provision benefit in the nine months ended September 30, 2021 was due mainly to improvement in both macroeconomic forecast variables and loan portfolio credit quality metrics. Noninterest income decreased due primarily to decreases of $28.7 million in dividends and gains (losses) on equity investments and $22.8 million in warrant income, attributable mostly to a decrease in capital markets activity in 2022. Noninterest expense increased primarily due to an increase of $32.0 million in compensation expense, due mostly to the incremental expense of the higher headcount in 2022 from the acquired operations of Civic and the HOA Business in 2021, incremental additions to staff in certain business lines, and staff added to support our digital and innovation initiatives. Net interest income increased due mainly to higher interest income on loans and leases and investment securities attributable primarily to higher average balances, offset partially by higher interest expense on interest-bearing liabilities due to higher rates and average balances. The decrease in income tax expense was due primarily to lower pre-tax earnings in the nine months ended September 30, 2022 compared to the year-ago period.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	September 30, 2022			September 30, 2021
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$27,038,873	$348,639	5.12%	$19,670,671	$248,485	5.01%
Investment securities (2)(4)	8,803,349	54,423	2.45%	8,047,098	42,952	2.12%
Deposits in financial institutions	1,809,809	10,359	2.27%	5,657,768	2,580	0.18%
Total interest‑earning assets (2)	37,652,031	413,421	4.36%	33,375,537	294,017	3.50%
Other assets	3,189,241			2,496,127
Total assets	$40,841,272			$35,871,664

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$6,650,477	19,475	1.16%	$7,372,859	2,042	0.11%
Money market	10,914,027	31,780	1.16%	8,662,449	2,997	0.14%
Savings	649,574	42	0.03%	620,079	38	0.02%
Time	3,000,187	9,991	1.32%	1,475,307	1,340	0.36%
Total interest‑bearing deposits	21,214,265	61,288	1.15%	18,130,694	6,417	0.14%
Borrowings	505,482	3,081	2.42%	238,335	101	0.17%
Subordinated debt	863,719	10,494	4.82%	862,272	7,722	3.55%
Total interest‑bearing liabilities	22,583,466	74,863	1.32%	19,231,301	14,240	0.29%
Noninterest‑bearing demand deposits	13,653,177			12,198,313
Other liabilities	593,450			525,429
Total liabilities	36,830,093			31,955,043
Stockholders’ equity	4,011,179			3,916,621
Total liabilities and stockholders' equity	$40,841,272			$35,871,664
Net interest income (2)		$338,558			$279,777
Net interest rate spread (2)			3.04%			3.21%
Net interest margin (2)			3.57%			3.33%

Total deposits (5)	$34,867,442	$61,288	0.70%	$30,329,007	$6,417	0.08%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $3.8 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively.
(4)    Includes tax-equivalent adjustments of $1.3 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
(5)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

	Nine Months Ended
	September 30, 2022			September 30, 2021
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$25,320,430	$913,314	4.82%	$19,221,192	$737,478	5.13%
Investment securities (2)(4)	9,557,397	164,927	2.31%	6,650,744	111,392	2.24%
Deposits in financial institutions	2,287,909	16,412	0.96%	5,601,765	6,130	0.15%
Total interest‑earning assets (2)	37,165,736	1,094,653	3.94%	31,473,701	855,000	3.63%
Other assets	3,089,929			2,413,840
Total assets	$40,255,665			$33,887,541

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$6,752,585	25,067	0.50%	$7,007,042	6,668	0.13%
Money market	10,773,700	43,689	0.54%	8,376,974	9,593	0.15%
Savings	647,613	122	0.03%	597,260	109	0.02%
Time	2,079,177	13,980	0.90%	1,488,848	4,816	0.43%
Total interest‑bearing deposits	20,253,075	82,858	0.55%	17,470,124	21,186	0.16%
Borrowings	720,939	5,683	1.05%	229,990	559	0.32%
Subordinated debt	863,648	27,102	4.20%	689,484	18,760	3.64%
Total interest‑bearing liabilities	21,837,662	115,643	0.71%	18,389,598	40,505	0.29%
Noninterest‑bearing demand deposits	14,031,727			11,232,927
Other liabilities	548,667			506,283
Total liabilities	36,418,056			30,128,808
Stockholders’ equity	3,837,609			3,758,733
Total liabilities and stockholders' equity	$40,255,665			$33,887,541
Net interest income (2)		$979,010			$814,495
Net interest rate spread (2)			3.23%			3.34%
Net interest margin (2)			3.52%			3.46%

Total deposits (5)	$34,284,802	$82,858	0.32%	$28,703,051	$21,186	0.10%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $15.4 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively.
(4)    Includes tax-equivalent adjustments of $5.5 million and $6.4 million for the nine months ended September 30, 2022 and 2021, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
(5)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

Third Quarter of 2022 Compared to Third Quarter of 2021
Net interest income increased by $59.3 million to $335.2 million for the third quarter of 2022 compared to $275.8 million for the third quarter of 2021 due mainly to higher interest income on loans and leases and investment securities, offset partially by higher interest expense. The increase in interest income on loans and leases was attributable to a higher average balance and higher yield on average loans and leases. The tax equivalent yield on average loans and leases was 5.12% for the third quarter of 2022, compared to 5.01% for the same quarter of 2021. The increase in interest income on investment securities was due to a higher average balance and higher yield on average investment securities. The increase in interest expense was due to a higher cost and balance of average interest-bearing liabilities.
The tax equivalent NIM was 3.57% for the third quarter of 2022 compared to 3.33% for the comparable quarter last year. The increase in the tax equivalent NIM was due mostly to the change in the mix of average interest-earning assets and the higher yield on average loans and leases. The change in the mix of average interest-earning assets was due to the increase in the balance of average loans and leases as a percentage of average interest-earning assets from 59% to 72% and the decrease in the balance of average deposits in financial institutions as a percentage of average interest-earning assets from 17% to 5%. The balance of average loans and leases increased by $7.4 billion and the balance of average deposits in financial institutions declined by $3.8 billion.
The cost of average total deposits increased to 0.70% for the third quarter of 2022 from 0.08% for the third quarter of 2021 due mainly to higher average balances and rates on higher-cost wholesale and brokered time deposits, as well as higher market rates on our deposit products. Average wholesale and brokered time deposits increased by $2.9 billion to $4.0 billion for the third quarter of 2022 from $1.1 billion for the third quarter of 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net interest income increased by $164.4 million to $967.8 million for the nine months ended September 30, 2022 compared to $803.4 million for the nine months ended September 30, 2021 due mainly to higher interest income on loans and leases and investment securities, offset partially by higher interest expense. The increase in interest income on loans and leases was attributable to a higher average balance, offset partially by a lower yield on average loans and leases. The tax equivalent yield on average loans and leases was 4.82% for the nine months ended September 30, 2022 compared to 5.13% for the same period in 2021. The increase in interest income on investment securities was due to a higher average balance and higher yield on average investment securities. The increase in interest expense was due to a higher cost and balance of average interest-bearing liabilities.
The tax equivalent NIM was 3.52% for the nine months ended September 30, 2022 compared to 3.46% for the same period last year. The increase in the tax equivalent NIM was due mostly to the change in the mix of average interest-earning assets, offset partially by the lower yield on average loans and leases. The change in the mix of average interest-earning assets was due to the increase in the balance of average loans and leases as a percentage of average interest-earning assets from 61% to 68%, the increase in the balance of average investment securities as a percentage of average interest-earning assets from 21% to 26%, and the decrease in the balance of average deposits in financial institutions as a percentage of average interest-earning assets from 18% to 6%. The balance of average loans and leases increased by $6.1 billion, the balance of average investment securities increased by $2.9 billion, and the balance of average deposits in financial institutions declined by $3.3 billion.
The cost of average total deposits increased to 0.32% for the nine months ended September 30, 2022 from 0.10% for the same period last year due mainly to higher market rates on our deposit products and higher average balances and rates on higher-cost wholesale and brokered time deposits. Average wholesale and brokered time deposits increased by $921.6 million to $2.2 billion for the nine months ended September 30, 2022 from $1.3 billion for the nine months ended September 30, 2021.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and held-to-maturity securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for loan and lease losses	$3,000	$(21,500)	$(9,000)	$(146,500)
Addition to (reduction in) reserve for unfunded
loan commitments	—	1,500	22,000	(9,500)
Total loan-related provision	$3,000	$(20,000)	$13,000	$(156,000)
Addition to allowance for held-to-maturity securities	—	—	1,500	—
Total provision for credit losses	$3,000	$(20,000)	$14,500	$(156,000)

Credit Quality Metrics:
Net charge-offs (recoveries) on loans and leases
held for investment (1)	$2,378	$367	$2,237	$(2,052)
Annualized net charge-offs (recoveries) to average
loans and leases	0.03%	0.01%	0.01%	(0.01)%
At quarter-end:
Allowance for credit losses	$284,398	$279,804
Allowance for credit losses to loans and leases
held for investment	1.03%	1.36%
Allowance for credit losses to nonaccrual loans
and leases held for investment	316.9%	433.8%
Nonaccrual loans and leases held for investment	$89,742	$64,507
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.32%	0.31%
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

Third Quarter of 2022 Compared to Third Quarter of 2021
The provision for credit losses increased by $23.0 million to a provision of $3.0 million for the third quarter of 2022 compared to a provision benefit of $20.0 million for the third quarter of 2021. During the third quarter of 2022, the $3.0 million loan-related provision was primarily attributable to a less favorable economic forecast offset partially by a decrease in COVID-related qualitative reserves. During the third quarter of 2021, a provision benefit was recorded as a result of improvement in both macro-economic forecast variables and loan portfolio credit quality metrics, offset partially by increased provisions for unfunded loan commitments and loan growth.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The provision for credit losses increased by $170.5 million to a provision of $14.5 million for the nine months ended September 30, 2022 compared to a provision benefit of $156.0 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the $13.0 million loan-related provision was due primarily to the growth in loans and leases and unfunded loan commitments and a less favorable economic forecast offset partially by a decrease in qualitative reserves. We also recorded a $1.5 million provision on held-to-maturity securities related to the $2.3 billion transfer from available-for-sale securities during the second quarter of 2022 and the estimated current expected credit loss on those held-to-maturity securities. During the nine months ended September 30, 2021, a provision benefit was recorded as a result of improvement in both macro-economic forecast variables and loan portfolio credit quality metrics offset partially by increased provisions for unfunded loan commitments and loan growth.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Noninterest Income	2022	2021	2022	2021
	(In thousands)
Leased equipment income	$12,835	$10,943	$38,264	$33,144
Other commissions and fees	10,034	11,792	32,427	31,654
Service charges on deposit accounts	3,608	3,407	10,813	9,793
Gain on sale of loans and leases	58	—	130	1,561
Gain (loss) on sale of securities	86	515	(1,019)	616
Dividends and gains (losses) on equity investments	3,228	8,387	(4,050)	24,685
Warrant income	292	13,578	2,536	25,351
Other	8,478	2,723	14,682	9,741
Total noninterest income	$38,619	$51,345	$93,783	$136,545
Third Quarter of 2022 Compared to Third Quarter of 2021
Noninterest income decreased by $12.7 million to $38.6 million for the third quarter of 2022 compared to $51.3 million for the third quarter of 2021 due mainly to decreases of $13.3 million in warrant income and $5.2 million in dividends and gains (losses) on equity investments, offset partially by a $5.8 million increase in other income. The first two items decreased due to decreased capital market activity in 2022 and volatility in equity markets resulting from geopolitical tensions and inflationary pressures. Warrant income decreased due principally to fewer gains from exercised warrants, driven by the less capital market activity in 2022. The decrease in dividends and gains (losses) on equity investments was due mainly to lower gains on sales of equity investments and lower income distributions on SBIC investments, offset partially by higher fair value gains on equity investments still held. The increase in other income was due primarily to the receipt of a $5.5 million legal settlement, net of current year legal fees.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Noninterest income decreased by $42.8 million to $93.8 million for the nine months ended September 30, 2022 compared to $136.5 million for the nine months ended September 30, 2021 due mainly to decreases of $28.7 million in dividends and gains (losses) on equity investments and $22.8 million in warrant income. These two items declined due to decreased capital market activity in 2022 and volatility in equity markets resulting from geopolitical tensions and inflationary pressures. The decrease in dividends and gains (losses) on equity investments was due primarily to lower gains on sales of equity investments, offset partially by higher fair value gains on equity investments still held. Warrant income decreased due principally to fewer gains from exercised warrants, driven by the less capital market activity in 2022.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Noninterest Expense	2022	2021	2022	2021
	(In thousands)
Compensation	$105,933	$98,061	$300,715	$268,750
Occupancy	15,574	14,928	46,042	43,766
Customer related expense	12,673	4,538	37,076	14,329
Other professional services	10,674	5,164	23,354	15,546
Data processing	9,568	7,391	28,455	22,106
Leased equipment depreciation	8,908	8,603	27,031	26,186
Insurance and assessments	7,159	3,685	18,281	12,333
Loan expense	6,228	4,180	18,422	11,404
Intangible asset amortization	3,649	2,890	10,947	8,858
Acquisition, integration and reorganization costs	—	200	—	3,825
Foreclosed assets (income) expense, net	(248)	165	(3,629)	47
Other	15,500	9,616	39,995	34,157
Total noninterest expense	$195,618	$159,421	$546,689	$461,307
Third Quarter of 2022 Compared to Third Quarter of 2021
Noninterest expense increased by $36.2 million to $195.6 million for the third quarter of 2022 compared to $159.4 million for the third quarter of 2021 due primarily to increases of $8.1 million in customer related expense, $7.9 million in compensation expense, $5.9 million in other expense, $5.5 million in other professional services, and $3.5 million in insurance and assessments expense. The increases in customer related expense, compensation expense, and other expense were attributable mostly to the incremental expense related to the increased headcount and operations in 2022 due to the HOA Business that was acquired in October 2021 and increased levels of loan production in 2022. The increase in other professional services was due mainly to issuance costs of the credit-linked notes transaction in September 2022. The increase in insurance and assessments expense was due to higher FDIC assessment expense attributable to downward trends in core deposits and capital levels in the first half of 2022 resulting in a higher assessment rate.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Noninterest expense increased by $85.4 million to $546.7 million for the nine months ended September 30, 2022 compared to $461.3 million for the nine months ended September 30, 2021 due mainly to increases of $32.0 million in compensation expense, $22.7 million customer related expense, $7.8 million in other professional services, $7.0 million in loan expense, and $6.3 million in data processing expense. The increases in these items, except other professional services, were attributable mostly to the incremental expense related to the increased headcount and operations in 2022 due to the February 2021 Civic acquisition and October 2021 HOA Business acquisition, incremental additions to staff in certain business lines, and staff added to support our digital and innovation initiatives. The increase in other professional services was due mainly to issuance costs of the credit-linked notes transaction in September 2022.
Income Taxes
The effective tax rate for the third quarter of 2022 was 24.9% compared to 25.4% for the third quarter of 2021. The effective tax rate for the nine months ended September 30, 2022 was 25.2% compared to 25.8% for the nine months ended September 30, 2021. The lower effective tax rates in 2022 were due primarily to the adjustment to the liability for uncertain tax positions made in the third quarter of 2022. The Company’s blended statutory tax rate for federal and state is 27.5% and the effective tax rate for the full year 2022 is estimated to be in the range of 25-27%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	September 30, 2022			December 31, 2021
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$2,291,234	39%	7.4	$2,898,210	27%	2.9
Agency commercial MBS	807,920	14%	4.0	1,688,967	16%	5.2
Agency residential CMOs	736,482	13%	3.5	1,038,134	10%	3.2
U.S. Treasury securities	663,389	11%	5.2	966,898	9%	6.6
Municipal securities	415,199	7%	5.9	2,315,968	22%	7.7
Collateralized loan obligations	353,762	6%	—	385,362	4%	0.1
Corporate debt securities	345,542	6%	2.9	527,094	5%	4.2
Private label residential CMOs	197,955	3%	5.3	264,417	2%	3.9
Asset-backed securities	32,022	1%	—	129,547	1%	0.1
Private label commercial MBS	29,178	—%	2.3	450,217	4%	7.5
SBA securities	18,645	—%	2.4	29,644	—%	3.7
Total securities available-for-sale	$5,891,328	100%	5.2	$10,694,458	100%	4.8
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
The following table shows the geographic composition of the majority of our available-for-sale municipal securities portfolio as of the date indicated:

	September 30, 2022
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
Texas	$126,755	31%
California	103,711	25%
Washington	40,117	10%
Oregon	32,503	8%
Minnesota	20,245	5%
Delaware	18,851	4%
Florida	17,179	4%
Wisconsin	11,954	3%
Rhode Island	10,443	2%
Iowa	6,764	2%
Total of ten largest states	388,522	94%
All other states	26,677	6%
Total municipal securities available-for-sale	$415,199	100%

Securities Held-to-Maturity
The following table presents the composition and durations of our securities held-to-maturity as of the date indicated:

	September 30, 2022
	Amortized	% of	Duration
Security Type	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,242,427	55%	9.2
Agency commercial MBS	425,831	19%	7.7
Private label commercial MBS	344,673	15%	7.3
U.S. Treasury securities	183,457	8%	7.8
Corporate debt securities	69,713	3%	6.1
Total securities held-to-maturity	$2,266,101	100%	8.4
The following table shows the geographic composition of the majority of our held-to-maturity municipal securities portfolio as of the date indicated:

	September 30, 2022
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$307,013	25%
Texas	275,048	22%
Washington	190,499	15%
Oregon	77,670	6%
Maryland	65,030	5%
Georgia	55,407	4%
Colorado	49,299	4%
Minnesota	35,306	3%
Tennessee	30,810	3%
Florida	21,981	2%
Total of ten largest states	1,108,063	89%
All other states	134,364	11%
Total municipal securities held-to-maturity	$1,242,427	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	September 30, 2022		December 31, 2021
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$2,522,921	9%	$2,545,517	11%
SBA program	620,992	2%	623,579	3%
Hotel	626,793	3%	593,203	3%
Total commercial real estate mortgage	3,770,706	14%	3,762,299	17%
Multi-family	5,510,876	20%	3,916,317	17%
Residential mortgage	2,941,711	10%	2,449,693	11%
Investor-owned residential	2,407,456	9%	1,050,411	4%
Total residential real estate mortgage	10,860,043	39%	7,416,421	32%
Total real estate mortgage	14,630,749	53%	11,178,720	49%
Real Estate Construction and Land:
Commercial real estate construction and land	843,086	3%	832,591	4%
Residential construction	2,916,415	10%	2,182,091	9%
Construction - renovation	534,015	2%	422,445	2%
Total residential real estate construction and land	3,450,430	12%	2,604,536	11%
Total real estate construction and land (1)	4,293,516	15%	3,437,127	15%
Total real estate	18,924,265	68%	14,615,847	64%
Commercial:
Lender finance	3,200,866	12%	2,617,712	11%
Equipment finance	923,650	3%	681,266	3%
Premium finance	815,651	3%	586,267	3%
Other asset-based	214,487	1%	190,232	1%
Total asset-based	5,154,654	19%	4,075,477	18%
Equity fund loans	1,398,318	5%	1,707,143	7%
Venture lending	602,768	2%	613,450	3%
Total venture capital	2,001,086	7%	2,320,593	10%
Secured business loans	383,702	1%	486,088	2%
Paycheck Protection Program	13,314	—%	156,699	1%
Other lending	718,426	3%	829,194	3%
Total other commercial	1,115,442	4%	1,471,981	6%
Total commercial	8,271,182	30%	7,868,051	34%
Consumer	464,594	2%	457,650	2%
Total loans and leases held for investment,
net of deferred fees	$27,660,041	100%	$22,941,548	100%

Total unfunded loan commitments	$11,227,234		$9,006,350
 ________________________________
(1)    Includes land and acquisition and development loans of $151.2 million at September 30, 2022 and $151.8 million at December 31, 2021.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	September 30, 2022		December 31, 2021
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$10,559,838	56%	$8,916,633	61%
Florida	1,237,639	7%	556,057	4%
Colorado	932,535	5%	721,343	5%
Texas	831,331	4%	392,836	3%
New York	697,428	4%	675,948	5%
Washington	658,324	3%	500,836	3%
Arizona	497,673	3%	253,289	2%
Nevada	486,010	2%	346,838	2%
Oregon	426,718	2%	375,223	3%
Georgia	316,554	2%	203,360	1%
Total of 10 largest states	16,644,050	88%	12,942,363	89%
All other states	2,280,215	12%	1,673,484	11%
Total real estate loans held for investment, net of deferred fees	$18,924,265	100%	$14,615,847	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

Nine Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	September 30, 2022
(In thousands)
Balance, beginning of period	$22,941,548
Additions:
Production	7,148,148
Disbursements	5,138,574
Total production and disbursements	12,286,722
Reductions:
Payoffs	(3,773,781)
Paydowns	(3,704,306)
Total payoffs and paydowns	(7,478,087)
Sales	(60,652)
Transfers to foreclosed assets	(3,271)
Charge-offs	(10,685)
Transfers to loans held for sale	(15,534)
Total reductions	(7,568,229)
Net increase	4,718,493
Balance, end of period	$27,660,041

Weighted average rate on production (2)	4.82%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 22 basis points to loan yields for the nine months ended September 30, 2022.

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
In calculating our allowance for credit losses, we continued to consider higher inflation rates, rising interest rates, the risk of a recession, technical or otherwise, and the Russia-Ukraine war as well as any trailing impact of the COVID-19 pandemic in our process for estimating expected credit losses given the changes in economic forecasts and assumptions along with the uncertainty related to the severity and duration of the economic consequences resulting from such events. Our methodology and framework along with the 4-quarter reasonable and supportable forecast period and 2-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2020. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.
For the third quarter of 2022, we switched from using the Moody’s Consensus Forecast scenario to using a multiple scenario approach. In the third quarter, we used the Moody’s September 2022 Baseline, S1 Upside 10th Percentile, and S3 Downside 90th Percentile forecast scenarios for the calculation of our quantitative component. The weightings of the scenarios were based on management’s current expectations for the economic forecast, acknowledging the risk of a near-term recession and inherent uncertainty, with a smaller weighting assigned to the S1 Upside and equal weighting to the Baseline and S3 Downside scenarios. For the second quarter of 2022, we used the June 2022 Moody's Consensus Forecast for the calculation of our quantitative component and Moody’s S2 Downside 75th Percentile scenario for a qualitative adjustment to consider forecast uncertainty. The economic forecasts were generally less favorable compared to the prior quarter resulting in an increase to the allowance for credit losses partially offset by reductions in pandemic-specific qualitative adjustments.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. During the first quarter of 2021, we added qualitative components that were based on management’s assessment of various qualitative factors such as economic conditions and collateral dependency. These qualitative components were primarily related to certain loan portfolios including hotels, retail, and office properties that were more directly affected by the COVID-19 pandemic and may react more slowly to the improvements in the general economic conditions. These sectors may see a slower economic recovery to pre-pandemic levels due to changes in consumer behavior such as less business travel due to more virtual meetings, more online shopping versus in person shopping, or the potential for more permanent shifts to remote or hybrid working arrangements. Additionally, small businesses in these sectors may face greater challenges once debt relief and PPP funding is exhausted. Throughout 2021, these qualitative adjustments were updated based on evolving forecasts of property values and the pace of recovery for small businesses. During the third quarter of 2022, forecasted property values for hotels, retail, and office properties improved, the outlook for small businesses improved and, therefore, our pandemic-specific qualitative adjustments were decreased.

The increases in the quantitative reserve for net growth in loans and leases and deterioration of the economic forecast were offset partially by decreases in pandemic-specific qualitative adjustments and, as a result, a $3.0 million loan-related provision for credit losses was recognized during the third quarter of 2022. The loan-related allowance for credit losses as a percentage of loans and leases held for investment decreased slightly due to loan growth in lending areas with lower credit risk and is consistent with stable credit quality and minimal charge-offs.
The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions on certain assumptions. We calculated alternative values for our September 30, 2022 ACL using various alternative forecast scenarios provided by Moody’s including the Moody's Consensus Forecast, and Moody’s S2 Downside 75th Percentile and the calculated amounts for the quantitative component differed from the probability-weighted multiple scenario forecast ranging from lower by 4.74% to higher by 4.23%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
Allowance for Credit Losses Data	2022	2021
	(Dollars in thousands)
Allowance for loan and lease losses	$189,327	$200,564
Reserve for unfunded loan commitments	95,071	73,071
Total allowance for credit losses	$284,398	$273,635

Allowance for loan and lease losses to loans and leases held for investment	0.68%	0.87%
Allowance for credit losses to loans and leases held for investment	1.03%	1.19%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Allowance for Credit Losses Roll Forward	2022	2021	2022	2021
	(Dollars in thousands)
Balance, beginning of period	$283,776	$300,171	$273,635	$433,752
Provision for credit losses:
Reduction in allowance for loan and lease losses	3,000	(21,500)	(9,000)	(146,500)
Addition to reserve for unfunded loan commitments	—	1,500	22,000	(9,500)
Total provision for credit losses	3,000	(20,000)	13,000	(156,000)
Loans and leases charged off:
Real estate mortgage	(1,604)	(29)	(3,310)	(663)
Real estate construction and land	(1,006)	—	(1,013)	(775)
Commercial	(1,522)	(951)	(5,266)	(3,802)
Consumer	(520)	(536)	(1,096)	(1,080)
Total loans and leases charged off	(4,652)	(1,516)	(10,685)	(6,320)
Recoveries on loans charged off:
Real estate mortgage	231	563	1,699	5,990
Real estate construction and land	29	—	178	—
Commercial	1,996	543	6,521	2,269
Consumer	18	43	50	113
Total recoveries on loans charged off	2,274	1,149	8,448	8,372
Net (charge-offs) recoveries	(2,378)	(367)	(2,237)	2,052
Balance, end of period	$284,398	$279,804	$284,398	$279,804

Annualized net (charge-offs) recoveries to
average loans and leases	0.03%	0.01%	0.01%	(0.01)%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Allowance for Credit Losses Charge-offs	2022	2021	2022	2021
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$770	$—	$2,258	$—
SBA program	108	—	236	236
Hotel	—	—	55	343
Total commercial real estate mortgage	878	—	2,549	579
Multi-family	—	1	—	56
Residential mortgage	—	—	—	—
Investor-owned residential	726	28	761	28
Total residential real estate mortgage	726	29	761	84
Total real estate mortgage	1,604	29	3,310	663
Real Estate Construction and Land:
Commercial real estate construction and land	—	—	—	775
Residential construction	—	—	—	—
Construction - renovation	1,006	—	1,013	—
Total residential real estate construction and land	1,006	—	1,013	—
Total real estate construction and land	1,006	—	1,013	775
Commercial:
Lender finance	—	232	—	232
Equipment finance	—	—	—	—
Premium finance	—	—	—	—
Other asset-based	750	—	750	—
Total asset-based	750	232	750	232
Equity fund loans	—	—	—	—
Venture lending	—	—	—	620
Total venture capital	—	—	—	620
Secured business loans	182	73	426	120
Paycheck Protection Program	—	—	—	—
Other lending	590	646	4,090	2,830
Total other commercial	772	719	4,516	2,950
Total commercial	1,522	951	5,266	3,802
Consumer	520	536	1,096	1,080
Total charge-offs	$4,652	$1,516	$10,685	$6,320

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Allowance for Credit Losses Recoveries	2022	2021	2022	2021
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$4	$—	$1,204	$5,384
SBA program	226	513	259	550
Hotel	—	—	—	—
Total commercial real estate mortgage	230	513	1,463	5,934
Multi-family	—	—	4	—
Residential mortgage	1	50	232	56
Investor-owned residential	—	—	—	—
Total residential real estate mortgage	1	50	236	56
Total real estate mortgage	231	563	1,699	5,990
Real Estate Construction and Land:
Commercial real estate construction and land	29	—	178	—
Residential construction	—	—	—	—
Construction - renovation	—	—	—	—
Total residential real estate construction and land	—	—	—	—
Total real estate construction and land	29	—	178	—
Commercial:
Lender finance	—	—	—	—
Equipment finance	—	—	163	114
Premium finance	—	—	—	—
Other asset-based	—	101	105	360
Total asset-based	—	101	268	474
Equity fund loans	—	—	—	—
Venture lending	169	32	341	133
Total venture capital	169	32	341	133
Secured business loans	60	125	156	324
Paycheck Protection Program	—	—	—	—
Other lending	1,767	285	5,756	1,338
Total other commercial	1,827	410	5,912	1,662
Total commercial	1,996	543	6,521	2,269
Consumer	18	43	50	113
Total recoveries	$2,274	$1,149	$8,448	$8,372

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	September 30, 2022		December 31, 2021
		% of		% of
Deposit Composition	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$12,775,756	37%	$14,543,133	41%
Interest checking	6,780,900	20%	7,319,898	21%
Money market	8,361,779	24%	10,241,265	29%
Savings	640,875	2%	630,653	2%
Total core deposits	28,559,310	83%	32,734,949	93%
Wholesale non-maturity deposits	2,367,544	7%	889,976	3%
Total non-maturity deposits	30,926,854	90%	33,624,925	96%
Retail time deposits	1,778,325	5%	1,177,147	3%
Brokered time deposits	1,490,693	5%	195,685	1%
Total time deposits	3,269,018	10%	1,372,832	4%
Total deposits	$34,195,872	100%	$34,997,757	100%
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	September 30, 2022	December 31, 2021
Time Deposits	Balance	Balance
	(In thousands)
Time deposits $250,000 and under	$2,238,472	$885,938
Time deposits over $250,000	1,030,546	486,894
Total time deposits	$3,269,018	$1,372,832
During the nine months ended September 30, 2022, total deposits decreased by $801.9 million to $34.2 billion due primarily to a decline of $4.2 billion in core deposits, offset partially by increases of $1.9 billion in time deposits and $1.5 billion in wholesale non-maturity deposits. The decrease in core deposits for the nine months ended September 30, 2022 was driven primarily by a $3.3 billion decrease in balances from our venture banking clients. The decline in venture banking deposits was primarily attributable to the lack of capital market activity, which has significantly decreased cash inflows while the underlying clients continue to use cash to fund normal ongoing business operations, commonly referred to as “cash burn” within the venture banking community. At September 30, 2022, our venture banking deposits were $12.2 billion. At September 30, 2022, core deposits totaled $28.6 billion, or 83% of total deposits, including $12.8 billion of noninterest-bearing demand deposits, or 37% of total deposits.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
September 30, 2022	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$634,290	$596,381	$1,230,671
Due in over three months through six months	557,579	109,871	667,450
Due in over six months through twelve months	685,031	257,866	942,897
Total due within twelve months	1,876,900	964,118	2,841,018
Due in over 12 months through 24 months	298,769	61,017	359,786
Due in over 24 months	62,803	5,411	68,214
Total due over twelve months	361,572	66,428	428,000
Total	$2,238,472	$1,030,546	$3,269,018
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At September 30, 2022, total off-balance sheet client investment funds were $1.8 billion, of which $1.1 billion was managed by PWAM. At December 31, 2021, total off-balance sheet client investment funds were $1.4 billion, of which $0.9 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Performing TDRs, and Classified Loans and Leases
The following table presents information on our nonperforming assets, performing TDRs, and classified loans and leases as of the dates indicated:

	September 30,	December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$89,742	$61,174
Foreclosed assets, net	2,967	12,843
Total nonperforming assets	$92,709	$74,017

Performing TDRs held for investment	$8,106	$24,430
Classified loans and leases held for investment	$96,685	$116,104
Special mention loans and leases held for investment	$463,994	$391,611
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.32%	0.27%
Nonperforming assets to loans and leases held for investment and foreclosed assets, net	0.34%	0.32%
Allowance for credit losses to nonaccrual loans and leases held for investment	316.9%	447.3%
Classified loans and leases held for investment to loans and leases held for investment	0.35%	0.51%
Special mention loans and leases held for investment to loans and leases held for investment	1.68%	1.71%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	September 30, 2022		December 31, 2021		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$42,772	$14	$27,540	$2,165	$15,232	$(2,151)
Residential	25,950	21,700	12,292	39,929	13,658	(18,229)
Total real estate mortgage	68,722	21,714	39,832	42,094	28,890	(20,380)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	7,101	3,051	4,715	5,031	2,386	(1,980)
Total real estate construction and land	7,101	3,051	4,715	5,031	2,386	(1,980)
Commercial:
Asset-based	2,127	—	1,464	—	663	—
Venture capital	3,809	—	2,799	—	1,010	—
Other commercial	7,616	265	11,950	630	(4,334)	(365)
Total commercial	13,552	265	16,213	630	(2,661)	(365)
Consumer	367	1,996	414	1,004	(47)	992
Total held for investment	$89,742	$27,026	$61,174	$48,759	$28,568	$(21,733)

During the nine months ended September 30, 2022, nonaccrual loan and leases held for investment increased by $28.6 million to $89.7 million at September 30, 2022 due mainly to additions of $102.6 million, offset partially by returns to accrual status of $7.3 million, charge-offs of $6.7 million, and principal and other reductions of $60.1 million. As of September 30, 2022, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $30.8 million and represented 34% of total nonaccrual loans and leases.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	September 30,	December 31,
Property Type	2022	2021
	(In thousands)
Commercial real estate	$—	$12,594
Single-family residence	2,967	—
Total OREO, net	2,967	12,594
Other foreclosed assets	—	249
Total foreclosed assets, net	$2,967	$12,843
During the nine months ended September 30, 2022, foreclosed assets decreased by $9.9 million to $3.0 million at September 30, 2022 due mainly to sales of $13.1 million, offset partially by additions of $3.3 million. In the first quarter of 2022, we sold our largest foreclosed asset with a book value of $12.6 million, which resulted in a gain on sale of $3.2 million.
Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	September 30, 2022		December 31, 2021
		Number		Number
		of		of
Performing TDRs	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$5,805	17	$6,204	18
Real estate construction and land	1,408	1	1,428	1
Commercial	870	21	16,773	24
Consumer	23	1	25	1
Total performing TDRs held for investment	$8,106	40	$24,430	44
During the nine months ended September 30, 2022, performing TDRs held for investment decreased by $16.3 million to $8.1 million at September 30, 2022 attributable primarily to payments and other reductions of $16.4 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	September 30,	December 31,
Loan and Lease Credit Risk Ratings	2022	2021
	(In thousands)
Pass	$27,099,362	$22,433,833
Special mention	463,994	391,611
Classified	96,685	116,104
Total loans and leases held for investment, net of deferred fees	$27,660,041	$22,941,548
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
During the nine months ended September 30, 2022, classified loans and leases decreased by $19.4 million to $96.7 million at September 30, 2022 due mostly to decreases of $18.2 million in commercial real estate mortgage loans and $14.8 million in other commercial loans, offset partially by an increase of $14.2 million in residential real estate mortgage loans.
During the nine months ended September 30, 2022, special mention loans and leases increased by $72.4 million to $464.0 million at September 30, 2022 due mainly to increases of $66.9 million in residential real estate construction and land loans, $42.1 million in venture capital loans, $23.2 million in commercial real estate mortgage loans and $8.8 million in residential real estate mortgage loans, offset partially by a decrease of $67.7 million in commercial real estate construction and land loans.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	September 30, 2022		December 31, 2021		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$44,014	$215,057	$62,206	$191,809	$(18,192)	$23,248
Residential	31,892	28,660	17,700	19,848	14,192	8,812
Total real estate mortgage	75,906	243,717	79,906	211,657	(4,000)	32,060
Real estate construction and land:
Commercial	—	—	—	67,727	—	(67,727)
Residential	7,543	68,586	4,715	1,720	2,828	66,866
Total real estate construction and land	7,543	68,586	4,715	69,447	2,828	(861)
Commercial:
Asset-based	2,127	79,991	4,591	78,305	(2,464)	1,686
Venture capital	3,803	56,974	4,794	14,833	(991)	42,141
Other commercial	6,864	8,235	21,659	15,528	(14,795)	(7,293)
Total commercial	12,794	145,200	31,044	108,666	(18,250)	36,534
Consumer	442	6,491	439	1,841	3	4,650
Total	$96,685	$463,994	$116,104	$391,611	$(19,419)	$72,383

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At September 30, 2022, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum Total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1,Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At September 30, 2022, the Company and the Bank were in compliance with the capital conservation buffer requirement.
The Company and the Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the September 30, 2022 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years from 2023 to 2025. The add-back as of September 30, 2022 ranged from 0 basis points to 6 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
September 30, 2022	Actual	Purposes	Buffer	Classification
PacWest Bancorp Consolidated:
Tier 1 leverage capital ratio	8.63%	4.00%	N/A	N/A
CET1 capital ratio	8.56%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.46%	6.00%	8.50%	N/A
Total capital ratio	13.43%	8.00%	10.50%	N/A

Pacific Western Bank:
Tier 1 leverage capital ratio	8.39%	4.00%	N/A	5.00%
CET1 capital ratio	10.17%	4.50%	7.00%	6.50%
Tier 1 capital ratio	10.17%	6.00%	8.50%	8.00%
Total capital ratio	12.16%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
December 31, 2021	Actual	Purposes	Buffer	Classification
PacWest Bancorp Consolidated:
Tier 1 leverage capital ratio	6.84%	4.00%	N/A	N/A
CET1 capital ratio	8.86%	4.50%	7.00%	N/A
Tier 1 capital ratio	9.32%	6.00%	8.50%	N/A
Total capital ratio	12.69%	8.00%	10.50%	N/A

Pacific Western Bank:
Tier 1 leverage capital ratio	7.00%	4.00%	N/A	5.00%
CET1 capital ratio	9.56%	4.50%	7.00%	6.50%
Tier 1 capital ratio	9.56%	6.00%	8.50%	8.00%
Total capital ratio	11.80%	8.00%	10.50%	10.00%
The Company's consolidated Tier 1 leverage, Tier 1, and Total capital ratios increased during the nine months ended September 30, 2022 due mainly to net earnings, the $513.3 million Series A preferred stock issuance in June 2022, and the credit-linked notes issuance in September 2022, while the consolidated common equity Tier 1 capital ratio decreased due to risk-weighted assets growing at a higher percentage than Tier 1 capital and the exclusion of Series A preferred stock from this capital calculation. The net Series A preferred stock proceeds of $498.5 million and year-to-date net earnings of $374.1 million increased regulatory capital, offset partially by an increase in risk-weighted assets of $4.5 billion from $28.5 billion as of December 31, 2021 to $33.0 billion as of September 30, 2022, primarily as a result of the growth in loans and leases and unfunded loan commitments.
Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. As of September 30, 2022, the carrying value of subordinated debt totaled $863.4 million. At September 30, 2022, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $718.3 million were included in Tier II capital.
Dividends on Common and Preferred Stock and Interest on Subordinated Debt
As a bank holding company, PacWest is required to notify and receive approval from the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made on subordinated debt are considered dividend payments under FRB regulations. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. The Company currently is not required to receive FRB approval to declare or pay a dividend to stockholders. Further, if the Company defaults or elects to defer the interest payments on its subordinated debt, it is restricted from paying dividends on its Series A preferred and common stock.
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

Dividends on the Series A preferred stock are not cumulative or mandatory. If the Company’s Board of Directors does not declare a dividend on the Series A preferred stock in respect of a dividend period, then no dividend shall be deemed to be payable for such dividend period or be cumulative, and the Company will have no obligation to pay any dividend for that dividend period, whether or not the Board of Directors declares a dividend on the Series A preferred stock or any other class or series of its capital stock for any future dividend period. Additionally, so long as any share of Series A preferred stock remains outstanding, unless dividends on all outstanding shares of Series A preferred stock for the most recently completed dividend period have been paid in full or declared and a sum sufficient for the payment thereof has been set aside for payment, no dividend shall be declared or paid or set aside for payment and no distribution shall be declared or made or set aside for payment on the Company’s common stock.
Stock Repurchase Program
On February 15, 2022, PacWest's Board of Directors authorized a new Stock Repurchase Program, effective March 1, 2022, to repurchase shares of its common stock for an aggregate purchase price not to exceed $100 million with a program maturity date of February 28, 2023.
Liquidity
Liquidity Management
Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in the Company’s business operations or unanticipated events.
The ability to have readily available funds sufficient to repay fully maturing liabilities is primary importance to depositors, creditors, and regulators. The Company’s liquidity, represented by cash and due from banks; interest-earning deposits in financial institutions, net of restricted cash collateral accounts; unpledged available-for-sale securities; and unpledged held-to-maturity securities, is a result of the Company’s operating, investing, and financing activities and related cash flows. In order to ensure that funds are available when necessary, the Company regularly projects the amount of funds that will be required over a twelve-month period and it also strives to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90 to 120 days. At September 30, 2022, there was $7.7 billion in liquid assets, comprised of $216.4 million in cash and due from banks; $2.1 billion in interest-earning deposits in financial institutions, net of restricted cash collateral accounts; $4.2 billion in unpledged available-for-sale securities; and $1.2 billion in unpledged held-to-maturity securities. At December 31, 2021, the Company maintained $14.2 billion in liquid assets, comprised of $112.5 million in cash and due from banks; $3.9 billion in interest-earning deposits in financial institutions, net of restricted cash collateral accounts; and $10.2 billion in unpledged available-for-sale securities.
The Company’s liquidity decreased by $6.5 billion during the nine months ended September 30, 2022, primarily due to the following two factors: (i) our liquidity at December 31, 2021 was higher than usual due to the $4.1 billion of liquidity acquired from the HOA Business acquisition in October 2021, and (ii) during 2022, liquid assets decreased due to the deployment of liquidity to fund loan growth of $4.7 billion.
We also maintain available borrowing capacity under secured credit lines with the FHLB and the FRBSF. As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $5.6 billion at September 30, 2022, of which all but $1.4 billion was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $6.6 billion of certain qualifying loans and $1.9 billion of securities. The Bank also had secured borrowing capacity with the FRBSF of $2.5 billion at September 30, 2022, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $3.1 billion of qualifying loans.

In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of September 30, 2022, there was a $112.0 million balance outstanding related to the FHLB unsecured line of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2022, the Bank had borrowed $250.0 million through the AFX.
Additionally, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At September 30, 2022, core deposits totaled $28.6 billion and represented 83% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2022, brokered deposits totaled $3.9 billion, consisting of $2.4 billion of non-maturity brokered accounts and $1.5 billion of brokered time deposits. At December 31, 2021, brokered deposits totaled $1.1 billion, consisting of $890.0 million of non-maturity brokered accounts and $195.7 million of brokered time deposits.
Holding Company Liquidity
PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and PacWest's ability to raise capital, issue subordinated debt, and secure outside borrowings. PacWest's ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. PacWest's ability to pay dividends is also subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debt. Approval by the FRB is required prior to our declaring and paying a cash dividend during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. PacWest may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. The Company is currently not required to receive FRB approval to declare or pay a dividend to stockholders. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends.
Dividends paid by California state-chartered banks are regulated by the FDIC for non-member banks and the DFPI under their general supervisory authority. The Bank may declare a dividend without the approval of the DFPI and FDIC as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividends paid during such period. The Bank had a net loss of $155.3 million during the three fiscal years of 2021, 2020, and 2019, compared to dividends of $776.0 million paid by the Bank during that same period. During the three and nine months ended September 30, 2022, PacWest received $18.0 million and $86.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $1.2 billion at September 30, 2022, for the foreseeable future any dividends from the Bank to PacWest will continue to require DFPI and FDIC approval consistent with what has been required since 2008 when Bank first had an accumulated deficit triggered by goodwill impairment write-downs during the financial crisis of 2007-2008.
At September 30, 2022, PacWest had $350.1 million in cash and cash equivalents, of which substantially all was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.

Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At September 30, 2022, our loan commitments and standby letters of credit were $11.2 billion and $320.3 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar, and the derivatives that hedge those exposures. As of September 30, 2022, the U.S. Dollar notional amounts of subordinated debt payable denominated in foreign currencies was $25.3 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures was $28.5 million. We recognized a foreign currency translation net gain of $2.1 million for the nine months ended September 30, 2022 and a foreign currency translation net gain of $129,000 for the nine months ended September 30, 2021.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk
We measure our IRR position on a monthly basis using two methods: (i) NII simulation analysis; and (ii) MVE modeling. The Executive ALM Committee and the Finance Committee of the Company's Board of Directors review the results of these analyses quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
We evaluated the results of our NII simulation model and MVE model prepared as of September 30, 2022, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is asset-sensitive. An asset-sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated NII and MVE, while a liability-sensitive profile would suggest that these amounts would decrease.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2022. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at September 30, 2022. In order to arrive at the base case, we extend our balance sheet at September 30, 2022 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of September 30, 2022. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, almost half of our loans are variable rate (excluding hybrid loans), which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of September 30, 2022 assumes interest-bearing deposits reprice at 51% and total deposits reprice at 32% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, variable-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet and forward yield curve as the base scenario, with immediate and sustained parallel upward and downward movements in interest rates of 100, 200, and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
September 30, 2022	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,505.8	6.4%	3.92%	0.23%
Up 200 basis points	$1,475.3	4.3%	3.84%	0.15%
Up 100 basis points	$1,443.9	2.0%	3.76%	0.07%
BASE CASE	$1,415.0	—	3.69%
Down 100 basis points	$1,388.8	(1.9)%	3.62%	(0.07)%
Down 200 basis points	$1,371.4	(3.1)%	3.58%	(0.11)%
Down 300 basis points	$1,353.2	(4.4)%	3.53%	(0.16)%

During the nine months ended September 30, 2022, total base case year 1 tax equivalent NII increased by $231.6 million or 20% to $1.4 billion at September 30, 2022 compared to December 31, 2021, and the base case tax equivalent NIM increased to 3.69% at September 30, 2022 from 3.17% at December 31, 2021. The increase in year 1 NII and tax equivalent NIM compared to the December 31, 2021 forecasted NII and NIM was attributable to the shift in the mix of interest-earning assets resulting from the increase in loans and leases and the decrease in interest-earning deposits in financial institutions, the impact of actual rate hikes, and the impact of the increase in the implied forward yield curve. The implied forward yield curve for December 31, 2021 included three 25 basis points rate hikes over a 12-month horizon to a Fed target rate of 1.00%, while the implied forward yield curve for September 30, 2022 included five 25 basis points rate hikes over a 12-month horizon to a Fed target rate of 4.50%.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Sharp Increase” scenario, which applies a parallel ramped increase to the yield curve over an 18 month horizon. In the “Sharp Increase” scenario, Year 1 tax equivalent NII increases by 2.1%. The most unfavorable alternate rate vector that we model is the “Bull Steepener” scenario, in which rates decrease over an 18 month ramped horizon, with short term rates falling more than longer term rates. In the “Bull Steepener” scenario, Year 1 tax equivalent NII decreases by 2.8%.
At September 30, 2022, we had $27.8 billion of total loans that included $11.6 billion or 42% with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $10.5 billion, or 90%, contained interest rate floor provisions, which included $48 million of loans below their floors and $10.4 billion of loans that are at or above their floors and will reprice with future rate changes.

At September 30, 2022, we also had $5.8 billion of variable-rate hybrid loans, representing 21% of total loans, which do not reprice immediately because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $79.9 million, $268.6 million, and $632.8 million in the next one, two, and three years.
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
Market Value of Equity
We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as the market value of equity, using our MVE model. This simulation model assesses the changes in the market value of our interest-sensitive financial instruments that would occur in response to an instantaneous and sustained increase and decrease in market interest rates of 100, 200, and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections include various assumptions regarding cash flows and interest rates and are by their nature forward-looking and inherently uncertain.
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at September 30, 2022.
The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
September 30, 2022	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$9,317.4	$286.8	3.2%	22.5%	240.4%
Up 200 basis points	$9,300.2	$269.6	3.0%	22.5%	239.9%
Up 100 basis points	$9,206.7	$176.1	2.0%	22.2%	237.5%
BASE CASE	$9,030.6	$—	—%	21.8%	233.0%
Down 100 basis points	$8,793.2	$(237.4)	(2.6)%	21.2%	226.9%
Down 200 basis points	$8,484.5	$(546.1)	(6.0)%	20.5%	218.9%
Down 300 basis points	$7,978.3	$(1,052.3)	(11.7)%	19.3%	205.8%
During the nine months ended September 30, 2022, total base case projected market value of equity increased from December 31, 2021 by $358.8 million to $9.0 billion at September 30, 2022. This increase in base case projected MVE was due mostly to: (1) a $3.3 billion decrease in the mark-to-market adjustment for total deposits, borrowings, and subordinated debt, offset partially by (2) a $2.7 billion decrease in the mark-to-market adjustment for loans and leases; (3) a $202.3 million decrease in the mark-to-market adjustment for investment securities held-to-maturity; and (4) a $123.7 million decrease in the book value of stockholders' equity. The decrease in the book value of stockholders' equity was due mainly to a $914.2 million decline in accumulated other comprehensive income and $90.2 million of common stock cash dividends paid, offset partially by the $498.5 million net proceeds from issuance of Series A preferred stock and $374.1 million of net earnings.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the third quarter of 2022:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
	(Dollars in thousands, except per share amounts)
July 1 - July 31, 2022	9	$27.26	—	$100,000
August 1 - August 31, 2022	24,930	$26.33	—	$100,000
September 1 - September 30, 2022	156	$22.60	—	$100,000
Total	25,095	$26.31	—
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i)  the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii)  the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2022 and 2021, (iii)  the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iv)  the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (v)   the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	Cover page of PacWest Bancorp’s Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101.
* Instruments defining the rights of long-term debt holders have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date:	November 7, 2022	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)