Form 10-K
period 2022-12-31
PACWEST BANCORP
filed 2023-02-27
CIK 1102112

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
Indicate by check mark whether the financial statements included in the filings reflects a correction of an error previously issued financial statements):(1) ☐ Yes    ☐  No
Indicate by check mark whether any of those error corrections are restatements requiring a recovery analysis of incentive-based compensation under the registrant’s clawback policies:(1) ☐ Yes    ☐  No
(1) Checkboxes are blank until we are required to have a recovery policy under the applicable Nasdaq listing standard.

As of June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 30, 2022, was approximately $3.1 billion. Registrant does not have any nonvoting common equities.
As of February 16, 2023, there were 117,931,211 shares of registrant's common stock outstanding, excluding 2,380,349 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP
2022 ANNUAL REPORT ON FORM 10-K

PART I
Forward-Looking Information
This Annual Report on Form 10-K contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for credit losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions and related integrations, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them as a result of risks and uncertainties more fully described under “Item 1A. Risk Factors.” All forward-looking statements included in this Form 10-K are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.
Available Information
We maintain a website for PacWest Bancorp at http://www.pacwestbancorp.com. Via the “SEC Filings” link on the website, our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, including any exhibits attached to such filings, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of PacWest’s filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.
We have adopted a written Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules of the SEC promulgated thereunder and it is available via the “Corporate Overview” link at PacWest’s website in the section titled “Corporate Governance.” Any changes in, or waivers from, the provisions of this code of ethics that the SEC requires us to disclose are posted on our website in such section. In the Corporate Governance section of our website, we have also posted the charters for our Audit Committee, Compensation and Human Capital Committee, Finance Committee, Nominating and Governance Committee, and Risk Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on PacWest’s website.
Documents available on PacWest’s website are available in print to any stockholder who requests them in writing to our Investor Relations Department at PacWest Bancorp, 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212, Attention: Investor Relations, or via e‑mail to investor‑relations@pacwest.com.
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

ACL	Allowance for Credit Losses	FRBSF	Federal Reserve Bank of San Francisco
AFS	Available-for-Sale	FSOC	Financial Stability Oversight Council
AFX	American Financial Exchange	GDP	Gross Domestic Product
ALLL	Allowance for Loan and Lease Losses	HOA Business	Homeowners Association Services Division of MUFG Union Bank, N.A. (a business acquired on October 8, 2021)
ALM	Asset Liability Management	HTM	Held-to Maturity
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	LIBOR	London Inter-bank Offering Rate
ATM	Automated Teller Machine	LIHTC	Low Income Housing Tax Credit
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	MBS	Mortgage-Backed Securities
BHCA	Bank Holding Company Act of 1956, as amended	MVE	Market Value of Equity
BOLI	Bank Owned Life Insurance	NAV	Net Asset Value
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NII	Net Interest Income
CDI	Core Deposit Intangible Assets	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	NSF	Non-Sufficient Funds
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OFAC	U.S Treasury Department of Office of Foreign Assets Control
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	OREO	Other Real Estate Owned
CMBS	Commercial Mortgage-Backed Securities	PPP	Paycheck Protection Program
CMOs	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Units
Core Deposits	Includes noninterest-bearing checking accounts, interest checking accounts, money market accounts, and savings accounts	PWAM	Pacific Western Asset Management Inc.
COVID-19	Coronavirus Disease	S&P	Standard & Poor's
CPI	Consumer Price Index	ROU	Right-of-use
CRA	Community Reinvestment Act	SBA	Small Business Administration
CRI	Customer Relationship Intangible Assets	SBIC	Small Business Investment Company
DFPI	California Department of Financial Protection and Innovation	SEC	Securities and Exchange Commission
DGCL	Delaware General Corporation Law	SNCs	Shared National Credits
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SOFR	Secured Overnight Financing Rate
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FASB	Financial Accounting Standards Board	TDRs	Troubled Debt Restructurings
FDIA	Federal Deposit Insurance Act	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	TruPS	Trust Preferred Securities
FDICIA	Federal Deposit Insurance Corporation Improvement Act	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco	VIE	Variable Interest Entity
FRB	Board of Governors of the Federal Reserve System

ITEM 1. BUSINESS
General
PacWest Bancorp, a Delaware corporation, is a bank holding company registered under the BHCA and headquartered in Los Angeles, California, with an executive office in Denver, Colorado. Our principal business is to serve as the holding company for our wholly-owned subsidiary, Pacific Western Bank. References to "Pacific Western" or the "Bank" refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to "we," "us," or the "Company" refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to "PacWest" or to the "holding company," we are referring to PacWest Bancorp, the parent company, on a stand-alone basis.
The Bank is a relationship-based community bank focused on providing business banking and treasury management services to small, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and lease and deposit products and services through full-service branches throughout California and in Durham, North Carolina and Denver, Colorado, and loan production offices around the country.
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
As of December 31, 2022, the Company had total assets of $41.2 billion, total loans and leases, net of deferred fees, of $28.7 billion, total deposits of $33.9 billion, and stockholders’ equity of $4.0 billion.
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

In January 2023, we announced a new strategic plan to strengthen our community bank focus, exiting non-core products and services, and improving our operational efficiency. Specifically, the Company made the decision to wind down operations in our premium finance and multi-family lending groups in the fourth quarter of 2022, as discussed below under “Lending Activities.” In addition, the Company is restructuring Civic, a lending subsidiary, to improve its profitability and risk profile. These actions align with our strategy to focus on relationship-based community banking and to improve capital, liquidity, and operational efficiency.
We are focused on specific financial performance metrics that we believe are achievable and where the Company should perform over time:
•Build capital to CET1 10%+
•Low cost demand deposits equal to 40% of portfolio
•Return on assets ("ROA") of 1.50%
•Efficiency ratio of 45%
•Nonperforming assets ratio less than 50 basis points
•Top quartile earnings per share ("EPS") growth
Depository Products and Services
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
At December 31, 2022, we had ATMs at 52 of our branches located in California and one ATM at our branch in Denver, Colorado. We are a member of the MoneyPass network that enables our customers to withdraw cash surcharge-free and service charge-free at over 40,000 ATM locations across the country. We provide access to customer accounts via a 24 hour seven-day-a-week, toll-free, automated telephone customer service and secure online banking services.
At December 31, 2022, our total deposits consisted of $26.6 billion in core deposits, $4.7 billion in time deposits, and $2.6 billion in wholesale non-maturity deposits. Core deposits represented 78% of total deposits at December 31, 2022, and were comprised of $11.2 billion in noninterest-bearing deposits, $7.8 billion in money market accounts, $7.0 billion in interest-bearing checking accounts, and $577.6 million in savings accounts. Our deposit base is also diversified by client type. As of December 31, 2022, no individual depositor represented more than 1.5% of our total deposits, and our top ten depositors represented 9.1% of our total deposits.
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

Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our SEC registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At December 31, 2022, total off-balance sheet client investment funds were $1.4 billion, of which $0.9 billion was managed by PWAM. At December 31, 2021, total off-balance sheet client investment funds were $1.4 billion, of which $0.9 billion was managed by PWAM.
Lending Activities
At December 31, 2022 and 2021, total loans and leases held for investment, net of deferred fees, were $28.6 billion and $22.9 billion. Our lending activities include real estate mortgage loans, real estate construction loans, commercial loans and leases, purchased single-family residential mortgage loans, and a small amount of consumer loans. Our commercial real estate loans and real estate construction loans are secured by a variety of property types. Included in our commercial real estate loans and real estate construction loans are business-purpose loans secured by non-owner-occupied residential investment properties provided by Civic, a wholly-owned subsidiary. Our commercial loans and leases portfolio is diverse and includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies, loans to finance life insurance premiums, and business loans originated through our Community Banking group.
In October 2019, we ceased originating new security monitoring loans and healthcare real estate loans in our National Lending group. At December 31, 2022, there were no outstanding security monitoring loans, and there were $44.0 million of National Lending healthcare real estate loans. During the fourth quarter of 2022, we decided to cease originating new loans to finance life insurance premiums and will allow these loans to repay upon maturities.
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
Some of our loans are participations in larger loans, and these participations may be considered shared national credits. A SNC is any loan or commitment to extend credit aggregating $100 million or more at origination, committed under a formal lending arrangement, and shared by three or more unaffiliated supervised institutions. The SNC program is governed by an inter-agency agreement among the FRB, the FDIC, and the OCC. These agencies review a selection of SNCs periodically, with such review conducted at the lead or agent bank, and deliver a credit risk rating to the participants holding the loans. At December 31, 2022 and 2021, we had SNC loans held for investment to 20 borrowers that totaled $530 million and to 21 borrowers that totaled $531 million. At December 31, 2022 and 2021, SNC loans held for investment comprised 1.9% and 2.3% of total loans and leases held for investment, net of deferred fees.
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

Our real estate secured loans include the following specific lending products:
•Commercial real estate mortgage. Our commercial real estate mortgage loans generally are collateralized by first deeds of trust on specific commercial properties. The most prevalent types of properties securing our commercial real estate loans are office properties, hotels, retail properties, and industrial properties. The properties are typically located in central business districts across the United States with a significant concentration of collateral properties located in California within our branch footprint. Our commercial real estate loans typically either have interest and principal payments due on an amortization schedule ranging from 25 to 30 years with a lump sum balloon payment due in one to ten years or may have an initial interest-only period followed by an amortization schedule with a lump sum balloon payment due in one to ten years. We also provide commercial real estate secured loans under the SBA's 7(a) Program and 504 Program. Compliant SBA 7(a) loans have an SBA guaranty for 75% of the principal balance. SBA 504 loans are first deed of trust mortgage loans on owner occupied commercial real estate which are 50% loan-to-value at origination where a second deed of trust is also provided by a non-profit certified development company. The SBA 7(a) and 504 mortgage loans repay on a twenty-five year amortization schedule.
•Residential real estate mortgage. Our residential real estate mortgage loans generally are collateralized by first deeds of trust on multi-family and other residential properties. Multi-family properties comprised 49% of our residential real estate mortgage loans at December 31, 2022. Other types of properties securing these loans include non-owner occupied for-rent residential properties, owner-occupied single-family properties, and mobile home parks. During 2022 and prior years, we directly originated and purchased from other banks multi-family secured real estate mortgage loans. During December 2022, we decided to curtail the amount of multi-family secured real estate mortgage loans we originate and to no longer purchase these loans. Multi-family loans either repay on a 30-year amortization schedule or may have an initial interest-only period (up to two years) and then repay on a 30-year amortization schedule. During 2022 and prior years, we purchased single-family residential mortgage loans that met our established lending criteria from multiple third-party lenders. Civic, a lending subsidiary, originates business-purpose loans to real estate investors for short-term bridge loans, longer-term loans secured by for-rent residential properties, and, to a lesser extent, loans on multi-family properties.
•Real estate construction and land. Our real estate construction and land loans generally are collateralized by first deeds of trust on specific residential and commercial properties. The most prevalent types of properties securing our construction and land loans are multi-family, residential properties undergoing a substantial renovation, and office properties (primarily medical office and life science space). Construction loans typically finance from 60% to 65% of the cost to construct residential and commercial properties. The terms are generally one to three years with short-term, performance-based extension options. Civic, a lending subsidiary, originates business-purpose loans secured by non-owner-occupied residential properties undergoing renovation.
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
•estimated value and/or demand for completed projects being less than anticipated, particularly in a weaker economy or recession; and
•buyers of the completed projects not being able to secure permanent financing.
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
•Premium finance. These are loans used to finance annual life insurance premiums and are fully secured by the corresponding cash surrender values of the life insurance contracts and other collateral. The loans have one year terms and generally renew annually. The primary sources of repayment are the cash flow of the borrowers and guarantors, repayment from our loans being refinanced by other lenders, or the application of cash surrender value proceeds to the loans. During the fourth quarter of 2022, we decided to cease originating new loans to finance life insurance premiums and will allow these loans to repay upon maturities.
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
We actively manage real estate and commercial loans and seek to mitigate credit risk on most loans by using the following framework:
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

Loan Concentrations
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31,
	2022		2021		2020
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Commercial	$3,846,831	13%	$3,762,299	17%	$4,096,671	21%
Residential	11,396,781	40%	7,416,421	32%	3,803,265	20%
Total real estate mortgage	15,243,612	53%	11,178,720	49%	7,899,936	41%
Real estate construction and land:
Commercial	898,592	3%	832,591	4%	1,117,121	6%
Residential	3,740,292	13%	2,604,536	11%	2,243,160	12%
Total real estate construction and land (1)	4,638,884	16%	3,437,127	15%	3,360,281	18%
Total real estate	19,882,496	69%	14,615,847	64%	11,260,217	59%
Commercial:
Asset-based	5,140,209	18%	4,075,477	18%	3,429,283	18%
Venture capital	2,033,302	7%	2,320,593	10%	1,698,508	9%
Other commercial (2)	1,108,451	4%	1,471,981	6%	2,375,114	12%
Total commercial	8,281,962	29%	7,868,051	34%	7,502,905	39%
Consumer	444,671	2%	457,650	2%	320,255	2%
Total loans and leases held for
investment, net of deferred fees	$28,609,129	100%	$22,941,548	100%	$19,083,377	100%
_______________________________________
(1)    Includes land and acquisition and development loans of $153.5 million at December 31, 2022, $151.8 million at December 31, 2021, and $167.1 million at December 31, 2020.
(2)    Includes PPP loans of $10.2 million at December 31, 2022, $156.7 million at December 31, 2021, and $1.1 billion at December 31, 2020.
The real estate mortgage loan portfolio is diversified among various property types. At December 31, 2022, the three largest property types securing real estate mortgage loans were multi-family properties, single-family residential properties, and office properties, which comprised 37%, 36%, and 6% of our real estate mortgage loans, respectively. At December 31, 2021, the three largest property types securing real estate mortgage loans were multi-family properties, single-family residential properties, and office properties, which comprised 35%, 29% and 10% of our real estate mortgage loans, respectively.
At December 31, 2022 and 2021, 7%, and 9% of the total commercial real estate mortgage loans were owner occupied (where our borrowers were operating businesses on the premises that collateralize our loans).
The real estate construction and land loan portfolio is diversified among various property types. At December 31, 2022, the three largest property types for real estate construction and land loans were multi-family properties, single-family residential construction and renovation properties, and industrial/warehouse properties, which comprised 64%, 12%, and 5% of our real estate construction and land loans, respectively. At December 31, 2021, the three largest property types for real estate construction and land loans were multi-family properties, single-family residential construction and renovation properties, and hotel properties, which comprised 50%, 15%, and 9% of our real estate construction and land loans, respectively.

At December 31, 2022, commitments secured by real estate construction and land projects totaled $10.9 billion with related outstanding loan balances of $4.6 billion. At December 31, 2021, commitments secured by real estate construction and land projects totaled $7.7 billion with related outstanding loan balances of $3.4 billion. At December 31, 2022, commitments related to construction and land projects in California totaled $5.0 billion or 46% of total real estate construction and land commitments, and commitments related to construction and land projects in New York City totaled $1.2 billion or 11% of total real estate construction and land commitments.
At December 31, 2022, there were 20 individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $233 million. At December 31, 2022, these 20 individual commitments totaled $2.6 billion and had an aggregate outstanding balance of $941 million. The projects financed by these commitments are 14 multi-family projects, two industrial projects, one medical office project, one life science office property, one condominium project, and one line of credit under which the borrower acquires residential properties that the borrower renovates and sells. For these 20 commitments, the average commitment to budgeted project cost ratio was 59.7%.
At December 31, 2021, there were 13 individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $181 million. At December 31, 2021, these 13 individual commitments totaled $1.6 billion and had an aggregate outstanding balance of $587 million. The projects financed by these commitments were nine multi-family projects, one condominium project, one mixed use property, one life science office property, and one industrial project. For these 13 commitments, the average commitment to budgeted project cost ratio was 56.4%.
At December 31, 2022, we had 19 individual loan commitments greater than or equal to $150 million that ranged in size from $150 million to $500 million and totaled $4.4 billion and had an aggregate outstanding balance of $1.9 billion. Seven of these commitments totaling $1.9 billion were equity fund loans, six of these commitments totaling $1.4 billion were lender finance loans, two of these commitments totaling $363 million were residential construction loans, one of these commitments totaling $233 million was a medical office construction loan, one of these commitments totaling $200 million was a line of credit, one of these commitments totaling $175 million was a loan secured by a multi-family property, and one of these commitments totaling $150 million was a loan secured by a studio office complex.
At December 31, 2021, we had 13 individual loan commitments equal to or greater than $150 million that ranged in size from $150 million to $500 million and totaled $3.3 billion and had an aggregate outstanding balance of $1.5 billion. Six of these commitments totaling $1.9 billion were equity fund loans, four of these commitments totaling $854 million were lender finance loans, and one of these commitments totaling $181 million was a residential construction loan, one of these commitments totaling $175 million was a loan secured by a multi-family property, and one of these commitments totaling $150 million was a loan secured by a studio office complex.
Financing
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt, and equity. As a member of the FHLB, the Bank had secured financing capacity with the FHLB as of December 31, 2022 of $5.8 billion, collateralized by a blanket lien on $7.0 billion of qualifying loans and $2.1 billion of securities. The Bank also had secured financing capacity with the FRBSF of $2.5 billion as of December 31, 2022 collateralized by liens on $3.1 billion of qualifying loans.
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
Oversight and Management
We strive to attract, develop, and retain highly qualified employees for each role in the organization. Working under this principle, our Human Resources Department is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management, and professional development. Our Board of Directors and Board Compensation and Human Capital Committee provide oversight on certain human capital matters, including our compensation and benefit programs. As noted in its charter, our Compensation and Human Capital Committee is responsible for periodically reviewing employee compensation programs and initiatives to ensure they are competitive and aligned with our stockholders’ long-term interests, including incentives and benefits, as well as our succession planning and strategies. Our Compensation and Human Capital Committee also works closely with the Risk Committee to monitor current and emerging human capital management risks and to mitigate exposure to those risks.
Demographics
At December 31, 2022, we had 2,438 full-time, part-time, and temporary employees, the overwhelming majority of which were full-time employees. None of the Company’s employees are represented by a labor union or by collective bargaining agreements. During 2022, the number of employees increased by approximately 9.7% due primarily to the growth in Civic's operations and additions to support our technology initiatives. During 2022, our employee turnover rate was approximately 14.1%. The average tenure of our full-time employees is 6.7 years.
At December 31, 2022, the composition of our workforce was categorized as follows:

Gender	% of Total
Women	57%
Men	43%

Ethnicity	% of Total
Asian	13%
Black or African American	8%
Hispanic or Latino	28%
Native Hawaiian or other Pacific Islander	1%
Two or more races	3%
White	47%

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
Some examples of key programs and initiatives that are focused to attract, develop and retain our workforce include:
Compensation and benefits. The philosophy and objectives underlying our compensation programs are to employ and retain talented employees to ensure we execute on our business goals, drive short- and long-term profitable growth of the Company, and create long-term stockholder value. In allocating total compensation, we seek to provide competitive levels of fixed compensation (base salary) and, through annual and long-term incentives, provide for increased total compensation when performance objectives are exceeded and appropriately lower total compensation if performance objectives are not met. Specifically:
•We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. As of December 31, 2022, our minimum starting wage is $20 per hour.
•We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our compensation and benefit programs and to provide benchmarking against our peers within the industry. These reviews have resulted in our reducing the employee cost of our health insurance for our plans and increasing our 401(k) match to be more in-line with our peers and making the match fully vested immediately.
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
•All full-time employees are eligible for health insurance (medical, dental, and vision), paid and unpaid leaves, a 401(k) plan with Company matching, life and disability/accident coverage, enhanced mental health offerings, and employee assistance programs. We also offer a variety of voluntary benefits that allow employees to select the options that meet their personal and family needs, including health savings and flexible spending accounts, paid parental leave, public transportation reimbursement, personalized wellness programs and a tuition reimbursement program.
Health, Safety and Wellness. The health, safety, and wellness of our employees is fundamentally connected to the success of our business. We provide our employees and their families with access to a variety of flexible, convenient and innovative health and wellness programs to help them improve or maintain their physical and mental well-being. The safety of our employees and customers is paramount. We strive to ensure that all employees feel safe in their respective work environment. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This included having the vast majority of our non-branch employees work from home, while implementing additional safety measures and paying special bonuses for employees continuing critical on-site work. In 2021, we introduced an employer-paid mental wellness support benefit provided by a leading external service provider.

Talent Development. We believe that creating an environment which encourages continual learning and development is essential for us to maintain a high level of service and to achieve our goal to have every employee feel that they are a valued member of a successful company. This is why we have implemented a variety of learning and development resources for all levels of employees across the bank. Our first focus area has been on building our leadership talent pipeline. Based on our company-wide succession planning discussions, we implemented a new leadership program called LEAD for our most senior leaders. Facilitated by members of our executive team, this program prepares our future leaders for leadership roles within the bank. In addition to our new LEAD program, managers also have the opportunity to refine their skills through our Leadership Essentials program. This program teaches managers how to effectively manage, engage, and develop their teams. Employees have access to ongoing education that is relevant to the banking industry and their job function within the Company leveraging our new Linkedin Learning Platform and other key educational partnerships. We have a strong partnership with Pacific Coast Banking School and send a cohort of leaders for their graduate certificate in banking each year. Through our talent management processes of goal setting, performance reviews, succession planning and career development we strive to continually develop our people and meet the dynamic needs of our customers.
Diversity and Inclusion. We are committed to creating a culture of inclusion – where differences are both appreciated and respected. We take pride in providing equal employment opportunities and building a workplace culture where all employees feel supported and respected, and have equal access to career and development opportunities without regard to race, religion/creed, color, national origin, age, marital status, ancestry, sex, gender, gender identity/expression, sexual orientation, veteran status, physical or mental disability, medical condition, military status, or any other characteristic protected by federal, state or local laws. To help accomplish this, we have a SVP, Diversity, Equity & Inclusion, who is supported by a Diversity, Equity and Inclusion Steering Committee and a Diversity, Equity and Inclusion Advisory Council made up of 23 employee representatives from throughout the Company to advance our diversity and inclusion initiatives. We strive to build teams and grow talent that reflects the diversity of the clients and communities we serve and foster an inclusive and equitable culture/workplace.
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

Supervision and Regulation
General
The Company and the Bank are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. Such regulation is intended to, among other things, protect the interests of customers, including depositors, and the federal deposit insurance fund, as well as to minimize risk to the banking system as a whole. These regulations are not, however, generally charged with protecting the interests of our stockholders or other creditors. Described below are elements of selected laws and regulations applicable to our Company or the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, particularly in the current U.S. political environment, and in their application by regulatory agencies, cannot be predicted, and they may have a material effect on the business, operations, and results of the Company or the Bank.
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
Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or the ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. Pursuant to the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing certain merger or acquisition transactions, the federal regulators will consider the assessment of the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking and financial system, our performance record under the CRA, our compliance with fair housing and other consumer protection laws, and the effectiveness of all organizations involved in combating money laundering activities. The ability of any bank holding company to acquire another bank holding company or bank is also significantly impacted by subjective decisions of federal regulators, including political appointees, as to whether any proposed merger would be consistent with then-current national financial institutions policies. These subjective views may have an impact on the ability of any bank holding company to engage in a merger transaction.
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
The federal regulatory agencies also have general authority to prohibit a bank subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under “- Capital Requirements,” we are required to maintain minimum ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to total risk‑weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends or repurchase our shares. See Note 23. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The Dodd-Frank Act
The Dodd‑Frank Act, which was enacted in July 2010, significantly restructured the financial regulatory landscape in the United States, including the creation of a new systemic risk oversight body, the FSOC. The FSOC oversees and coordinates the efforts of the primary U.S. financial regulatory agencies (including the FRB, the SEC, the Commodity Futures Trading Commission and the FDIC) in establishing regulations to address financial stability concerns. The Dodd-Frank Act and the FRB’s implementing regulations impose increasingly stringent regulatory requirements on financial institutions as their size and scope of activities increase.
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
Transactions with Affiliates
Transactions between the Bank and its affiliates are regulated under federal banking law. Subject to certain exceptions set forth in the Federal Reserve Act and implementing regulations, a bank may enter into “covered transactions” with its affiliates if the aggregate amount of the covered transactions to any single affiliate does not exceed 10 percent of the Bank’s capital stock and surplus or 20 percent of the Bank’s capital stock and surplus for covered transactions with all affiliates. Covered transactions include, among other things, the extension of credit, the investment in securities, the purchase of assets, the acceptance of collateral or the issuance of a guaranty. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. Additionally, most transactions that the Bank engages in with an affiliate, including where an affiliate performs a service for the Bank, must be on similar terms and conditions as the Bank would get from a non-affiliate.
Dividends and Share Repurchases
The ability of the Company to pay dividends on or to repurchase its common or preferred stock, and the ability of the Bank to pay dividends to the Company, may be restricted due to several factors including: (a) the DGCL (in the case of the Company) and applicable California law (in the case of the Bank), (b) covenants contained in our subordinated debt and borrowing agreements, and (c) the regulatory authority of the FRB, the DFPI, and the FDIC.
Our ability to pay dividends to our stockholders or to repurchase shares of our common or preferred stock is subject to the restrictions set forth in the DGCL. The DGCL provides that a corporation, unless otherwise restricted by its certificate of incorporation, may declare and pay dividends (or repurchase shares) out of its surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or for the preceding fiscal year, as long as the amount of capital of the corporation is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Surplus is defined as the excess of a corporation’s net assets (i.e., its total assets minus its total liabilities) over the capital associated with issuances of its common stock. Moreover, the DGCL permits a board of directors to reduce its capital and transfer such amount to its surplus. In determining the amount of surplus of a Delaware corporation, the assets of the corporation, including stock of subsidiaries owned by the corporation, must be valued at their fair market value as determined by the board of directors, regardless of their historical book value.
Our ability to pay cash dividends to our stockholders or to repurchase shares of our common or preferred stock may be limited by certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired, and the debentures underlying the trust preferred securities. Generally the indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends with respect to our common or preferred stock or repurchase shares of our common or preferred stock.

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
PacWest’s primary source of earnings is the receipt of cash dividends from the Bank. Various statutes and regulations limit the availability of cash dividends from the Bank. Dividends paid by the Bank are regulated by the DFPI and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DFPI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. The Bank had a cumulative net loss of $195.4 million during the three fiscal years of 2022, 2021, and 2020 due to the $1.47 billion goodwill impairment in the first quarter of 2020, compared to dividends of $569.0 million paid by the Bank during that same period. Since the Bank had a retained deficit of $790.9 million at December 31, 2022, for the foreseeable future, any further cash dividends from the Bank to the Company will continue to require DFPI and FDIC approval.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Holding Company Liquidity” and Note 23. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.
Capital Requirements
We are subject to the comprehensive capital framework for U.S. banking organizations known as "Basel III." Basel III, among other things, (i) implemented increased capital levels for the Company and the Bank, (ii) introduced a new capital measure called CET1 and related regulatory capital ratio of CET1 to risk‑weighted assets, (iii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iv) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (v) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. Under Basel III, for most banking organizations, the most common form of Additional Tier 1 capital is non‑cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for credit losses, in each case, subject to Basel III specific requirements.
We believe that, as of December 31, 2022, the Company and the Bank met all capital adequacy requirements under Basel III. Pursuant to Basel III, the minimum capital ratios are as follows:
•4.5% CET1 to risk‑weighted assets;
•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets;
•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and
•4% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”).

Basel III also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk‑weighted assets, Tier 1 to risk‑weighted assets or total capital to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). As of January 1, 2019, the capital conservation buffer was fully phased-in and the Company and the Bank are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk‑weighted assets of at least 7%, (ii) Tier 1 capital to risk‑weighted assets of at least 8.5%, and (iii) total capital to risk‑weighted assets of at least 10.5%.
CET1 capital predominantly includes common stockholders' equity, less goodwill net of any associated deferred tax liabilities. Basel III provides for certain other deductions from or adjustments to CET1 including intangible assets, net of any associated deferred tax liabilities, deferred tax assets that arise from net operating loss and tax credit carry-forwards, net of any related valuation allowances and deferred tax liabilities and other items that may be deductible from CET1 capital if they exceed a certain percentage of CET1 capital.
Basel III provides a standardized approach for risk weightings that, depending on the nature of the assets, generally range from 0% for U.S. government and agency securities, to 1,250% for certain trading securitization exposures, resulting in higher risk weights for a variety of asset classes than previous regulations.
The Company has outstanding subordinated debt issued to trusts, which, in turn, issued trust preferred securities. The carrying amount of subordinated debt totaled $867.1 million at December 31, 2022. Under Basel III, $131.0 million of the Company’s trust preferred securities were included in Tier 1 capital and the remaining $721.9 million of the Company's trust preferred securities were included in Tier 2 capital at December 31, 2022. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Capital” for further information on regulatory capital requirements, capital ratios, and deferred tax asset limits as of December 31, 2022 for the Company and the Bank.
Stress Testing
Though the Company and the Bank are no longer required to prepare annual stress tests pursuant to the Dodd-Frank Act, we continue to prepare an annual stress test of our capital, consolidated earnings and losses under adverse economic and market conditions. Our stress test results are considered by the FRB and the FDIC in evaluating our capital adequacy and could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases.
Safety and Soundness Standards
As required by the FDIA, guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, and compensation, fees and benefits. The agencies have adopted regulations and interagency guidelines that set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. If an agency determines that a bank fails to satisfy any standard, it may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans. If an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the FDIA.

Deposit Insurance
The Bank is a state‑chartered, “non‑member” bank regulated by the DFPI and the FDIC. The Bank accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits established by law. The applicable statutory limit for FDIC insurance for most types of accounts is $250,000.
Under the FDIC's risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the FDIC's Deposit Insurance Fund ("DIF"). The calculated assessment rate is applied to average consolidated assets less the average tangible equity of the insured depository institution during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases. For the year ended December 31, 2022, we incurred $19.7 million of FDIC assessment expense.
In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. In addition, the FDIC is authorized to conduct examinations of and require periodic reporting by FDIC-insured institutions.
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
In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive-based compensation arrangements to regulators.
The agencies proposed initial regulations in April 2011 and proposed revised regulations during the second quarter of 2016 that would establish general qualitative requirements applicable to all covered entities. The proposed general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. As of the date of this filing, the agencies have not finalized these proposed regulations.
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

Consumer Regulation
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, as well as a general prohibition on engaging in unfair, deceptive, and abusive acts and practices. There are numerous state-law counterparts to many of these laws, as well as state usury laws and laws regarding unfair and deceptive acts and practices.
Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual and statutory damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state attorneys general and local prosecutors in each jurisdiction in which we operate, and civil money penalties. Failure to comply with consumer protection regulations may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or a prohibition on our ability to engage in such transactions even if approval is not required.
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
USA PATRIOT Act and Anti-Money Laundering
The USA PATRIOT Act, designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, as implemented by various federal regulatory agencies, requires the Company and the Bank to establish and implement policies and procedures with respect to, among other matters, anti‑money laundering, compliance, suspicious activity and currency transaction reporting, and due diligence on customers and prospective customers. The USA PATRIOT Act and its underlying regulations permit information sharing for counter‑terrorism purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the FDIC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering a bank holding company acquisition and/or a Bank Merger Act application.
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
In January 2021, the Anti-Money Laundering Act of 2020 was adopted, which mandated that FinCEN adopt a more stringent system of identifying “legal entities,” as well as generally reviewing and updating the anti-money laundering regulations that are applicable to the Bank. This revision process is underway and will continue through 2023, and could result in increased compliance obligations and costs for the Bank.

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals and others. These rules are promulgated and administered by OFAC. The OFAC‑administered sanctions targeting designated countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment‑related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). These sanctions that are applicable to countries and individuals are also imposed against some non-governmental organizations, associations, or other criminal networks. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil and criminal penalties against the Company and the Bank.
Community Reinvestment Act
The CRA and implementing regulations generally require the Bank to identify the communities it serves and to make loans and investments, offer products, make donations in, and provide services designed to meet the credit needs of these communities. The CRA also requires the Bank to maintain comprehensive records of its CRA activities to demonstrate how we are meeting the credit needs of our communities. These documents are subject to periodic examination by the FDIC. During these examinations, the FDIC rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the FDIC to take into account the record of a bank in meeting the credit needs of all of the communities served, including low‑and moderate‑income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Outstanding” as of its most recent examination. In the case of a bank holding company, such as the Company, when applying to acquire a bank, savings association, or a bank holding company, the FRB will assess the CRA record of each depository institution of the applicant bank holding company in considering the application.
In May 2022, federal bank regulatory agencies issued a proposal to strengthen and modernize regulations implementing the CRA, which would require evaluation of bank performance to further address inequities in access to credit, and which would emphasize smaller-value loans and investments to low- and moderate-income communities. The proposal would also update CRA assessment areas to include activities associated with online and mobile banking, and adopt a metrics-based approach to CRA evaluations of retail lending and community development financing. If ultimately adopted in the form as proposed, CRA record-keeping may become more complex and costly, and the Bank would be required to reevaluate its CRA compliance activities to ensure that it continues to receive an acceptable CRA rating.
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
In November 2021, the federal bank regulatory agencies issued a joint rule establishing computer-security incident notification requirements for banking organizations and their service providers. This rule requires new notification requirements where a banking organization experiences a computer-security incident. This rule had an effective date of April 1, 2022, and a compliance date of May 1, 2022.
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have implemented or modified their data breach notification and data privacy requirements, and California and Colorado, which are two states in which we have branch offices, have enacted comprehensive data privacy legislation. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. In November 2020, California voters approved the California Privacy Rights Act of 2020, which took effect on January 1, 2023. Together, these California acts, which cover businesses that obtain or access personal information on California resident consumers, grant consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. Other states are either considering or have adopted similar privacy legislation. For example, in July 2021, Colorado became the third state – behind California and Virginia – to enact comprehensive data privacy legislation, commonly referred to as the Colorado Privacy Act, which is set to take effect on July 1, 2023. The Colorado Privacy Act is modeled in part off of the CCPA. We expect this trend of state-level activity to continue, and are continually monitoring developments in the states in which we operate. For a further discussion of risks related to privacy and cybersecurity, see "Item 1A. Risk Factors" included in this Form 10-K.
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

ITEM 1A. RISK FACTORS
You should carefully consider all of the information in this Annual Report on Form 10-K and the following risk factors before making an investment decision regarding our securities. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could adversely affect our liquidity, cash flows, competitive position, business, reputation, capital position, financial condition, or results of operations. Therefore, the following risk factors should not be considered a complete list of potential risks we may face.
Economic and Market Conditions Risk
Our business is adversely affected by unfavorable economic, market, and political conditions.
In the event of an economic recession, our operating results could be adversely affected by higher loan and lease charge-offs and higher operating costs. Global economic conditions also may influence U.S. economic conditions, our customers’ businesses and our operating results. Sources of global economic and market instability include, but are not limited to, the potential economic slowdown internationally, the impact of trade negotiations, economic conditions in China, including China’s regulation of commerce and management of the COVID-19 pandemic, escalating military tensions in Europe as a result of Russia's invasion of Ukraine, and the effects of the COVID-19 pandemic or other health crises.
Various market conditions also affect our operating results. Certain changes in interest rates, inflation, or the financial markets could affect demand for our products. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit, which impacts the rates and terms at which we offer loans and leases. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings, which may adversely affect businesses’ ability to raise capital and/or service their debts. Political and electoral changes, developments, conflicts, and conditions have in the past introduced, and may in the future introduce, additional uncertainty, which may affect our operating results. Concern regarding the ability of the U.S. Government to reach agreement on federal budgetary matters, including the debt ceiling, or prolonged stalemates leading to total or partial governmental shutdowns and potential downgrades of U.S. government securities by credit ratings agencies, can have adverse economic consequences and create the risk of economic instability or market volatility with potential adverse consequences to our business, financial condition, and results of operations.
Economic, market and political instability, or an economic recession or a downturn in various markets, could have one or more of the following adverse effects on our business:
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
•a decrease in our capital and liquidity position;
•a decrease in net interest income derived from our lending and deposit gathering activities;
•a decrease in the Company's stock price;
•a decrease in our ability to access the capital markets or access the capital markets on terms acceptable to us; or
•an increase in our operating expenses associated with attending to the effects of certain circumstances listed above.

The COVID-19 pandemic created substantial disruption to global and domestic economies and has adversely impacted, and could continue to adversely impact, our business operations, asset valuations, and financial results.
The COVID-19 pandemic created global and domestic economic and financial disruptions that adversely affected our business operations, asset valuations and financial results in 2020 and could adversely affect our business operations, asset valuations, and financial results in the future. Although the risks and impacts of the COVID-19 pandemic appear to have largely subsided and the financial markets have rebounded from the significant declines that occurred earlier in the pandemic, new variants may continue to negatively impact the global and domestic economies, disrupt supply chains, lower some equity market valuations, and create volatility and disruption in financial markets. Should economic impacts of the COVID-19 pandemic persist or further deteriorate, this macroeconomic environment could have an adverse impact on our business, financial condition, and results of operations.
As the COVID-19 pandemic unfolded in March 2020, the credit status of some of our borrowers was adversely affected. We immediately enhanced the monitoring of our loan and lease portfolio with particular emphasis on certain loan and lease portfolios that we expected to be most impacted by the pandemic, such as the hotel, retail, commercial aviation, restaurant, and oil services loan and lease portfolios. We continue to closely monitor all of our portfolios. During 2022, we continued our monitoring of real estate loans secured by office properties because of the risk tenants’ may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or permanent basis. Even with our actions to assist our borrowers coping with the pandemic, we may not collect all amounts contractually owed to us as noted under “Credit Risk” below.
The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments that remain uncertain and outside our control, including the duration of the pandemic globally, new variants, the direct and indirect impact of the pandemic on our employees, customers and third party service providers, as well as other market participants, and the effectiveness of actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic morphs or otherwise results in a worsening of the current economic and commercial environments, our business, financial condition, results of operations, cash flows, and ability to pay dividends, as well as our regulatory capital and liquidity ratios could be materially adversely affected.
Our business is dependent upon the continued growth and welfare of the geographic markets that we serve.
Our full-services branches are located in California, Colorado and North Carolina, with loan production offices around the country. Our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those markets. Our success depends upon the economic vitality, growth prospects, business activity, population, income levels, deposits and real estate activity in those areas and may be impacted by the effects of past and future civil unrest and domestic disturbances in the communities that we serve. Although our customers’ business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and impact the stability of our deposit funding sources. Consequently, declines in economic conditions in these markets could generally affect our business, financial condition, and results of operations.
Credit Risk
Credit Risk is the Risk of Loss Arising from the Inability or Failure of a Borrower or Counterparty to Meet Its Obligations.
We may not collect all amounts that are contractually owed to us by our borrowers.
We are dependent on the collection of loan and lease principal, interest, and fees to partially fund our operations. A shortfall in collections and proceeds may impair our ability to fund our operations or to repay our existing debt.

When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk. The credit quality of our portfolio can have a significant impact on our earnings. We expect to experience charge-offs and delinquencies on our loans and leases in the future. Our borrowers’ actual operating results may be worse than our underwriting indicated when we originated the loans and leases, and in these circumstances, if timely corrective actions are not taken, we could incur substantial impairment or loss of the value on these loans and leases. We may fail to identify problems because our borrowers did not report them in a timely manner or, even if the borrowers did report the problem, we may fail to address them quickly enough or at all. Even if borrowers provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes may cause us to make loans and leases that we otherwise would not have made or to fund advances that we otherwise would not have funded, either of which could result in losses on loans and leases, or necessitate that we significantly increase our allowance for loan and lease losses. As a result, we could suffer loan losses and have nonperforming loans and leases, which could have a material adverse effect on our net earnings and results of operations and financial condition to the extent the losses exceed our allowance for loan and lease losses.
Some of our loans and leases are secured by a lien on specified collateral of the borrower, and we may not obtain or properly perfect our liens, or the value of the collateral securing any particular loan may not protect us from suffering a partial or complete loss if the loan becomes nonperforming and we proceed to foreclose on or repossess the collateral. For instance, declines in the real estate market or sustained economic downturns may cause us to experience credit losses or charge-offs related to our loans, sell loans at unattractive prices or foreclose on certain real estate properties. In such event, we could suffer loan losses, which could have a material adverse effect on our net earnings, allowance for loan and lease losses, financial condition, and results of operations.
Additionally, loans to venture-backed borrowers support the borrowers’ operations, including operating losses, working capital requirements and fixed asset acquisitions. Venture-backed borrowers are at various stages in their development and are, generally, reporting operating losses. The primary sources of repayment are future additional venture capital equity investments or the sale of the company or its assets. Our venture-backed borrowers’ business plans may fail, increasing the likelihood for credit losses related to loans to venture-backed borrowers.
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
We have adopted the FASB Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” commonly referred to as the “Current Expected Credit Losses” standard, or “CECL.” CECL changed the allowance for credit losses methodology from an incurred loss concept to an expected loss concept, which is more dependent on future economic forecasts, assumptions, and models than the previous accounting standards and could result in increases and add volatility to our allowance for credit losses and future provisions for loan losses. These forecasts, assumptions, and models are inherently uncertain and are based upon management’s reasonable judgment in light of information currently available. At any given point in time, conditions across various markets may increase the complexity and uncertainty involved in estimating the losses inherent in our portfolio. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results.
Our federal and state regulators, as an integral part of their examination processes, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in our loan and lease portfolio, we cannot provide assurance that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. We also cannot be certain that actual results will be consistent with forecasts and assumptions used in our CECL modeling. Any of these occurrences could materially and adversely affect our financial condition and results of operations. For more information, see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Our loans and leases are concentrated by location, collateral value, and borrower type, which could exacerbate credit losses if certain markets or industries were to experience economic difficulties or operating issues.
The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in any of our geographic markets. Adverse developments in nationwide or regional market conditions affecting real estate values could negatively impact our commercial real estate loans. Real estate mortgage loans and real estate construction and land loans comprised 69% of our total loans and leases at December 31, 2022. Of total loans and leases, 38% are secured by real estate collateral located in California, 30% are secured by multi-family properties (which includes multi-family construction projects), 12% are secured by collateral for loans originated by Civic, of which 10% are investor-owned residential mortgage loans and 2% are construction - renovation loans, and 3% are secured by commercial real estate construction projects. Declines in real estate markets or sustained economic downturns may cause us to experience credit losses or charge-offs related to our loans, or foreclose on certain real estate properties.
For real estate mortgage loans, other than owner-occupied single-family residential real estate mortgage loans, the respective primary and secondary sources of loan repayments are the net operating incomes of the properties and the proceeds from the sales or refinancing of the properties. For real estate construction and land loans, the primary source of loan repayments is the proceeds from the sales or refinancing of the properties following the completion of construction and the stabilization/attainment of sufficient debt service coverage. As such, our commercial real estate borrowers generally are required to refinance the loans with us or another lender or sell the properties to repay our loans. A portion of our real estate loans are secured by residential properties. Decreases in residential property values could lead to increased credit losses for these loans.
The COVID-19 pandemic has had a potentially long-term negative impact on some commercial real estate portfolios. We continue to monitor our real estate loans secured by office properties because of the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or permanent basis and that we may not collect all amounts contractually owed to us.
We have a number of large credit relationships and individual commitments.
At December 31, 2022, there were 20 individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $233 million. At December 31, 2022, these 20 individual commitments totaled $2.6 billion and had an aggregate outstanding balance of $941 million. The projects financed by these commitments are 14 multi-family projects, two industrial projects, one medical office project, one life science office property, one condominium project, and one line of credit under which the borrower acquires residential properties that the borrower renovates and sells. For these 20 commitments, the average commitment to budgeted project cost ratio was 59.7%.
At December 31, 2022, we had 19 individual loan commitments greater than or equal to $150 million that ranged in size from $150 million to $500 million and totaled $4.4 billion and had an aggregate outstanding balance of $1.9 billion. Seven of these commitments totaling $1.9 billion were equity fund loans, six of these commitments totaling $1.4 billion were lender finance loans, two of these commitments totaling $363 million were residential construction loans, one of these commitments totaling $233 million was a medical office construction loan, one of these commitments totaling $200 million was a line of credit, one of these commitments totaling $175 million was a loan secured by a multi-family property, and one of these commitments totaling $150 million was a loan secured by a studio office complex.
A significant loss related to one of our large lending relationships or individual commitments could have a material adverse effect on our financial condition and results of operations.

Market Risk
Market Risk is the Risk That Market Conditions May Adversely Impact the Value of Assets or Liabilities or Otherwise Negatively Impact Earnings. Market Risk is Inherent to the Financial Instruments Associated with Our Operations and Activities, Including Loans, Deposits, Securities, Short-Term Borrowings, Long-Term Debt, and Derivatives.
Our business is subject to interest rate risk, and variations in interest rates may materially and adversely affect our financial performance.
Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the differences between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Changes in market interest rates generally affect loan volume, loan yields, funding sources and funding costs. Our net interest spread depends on many factors that are partly or completely out of our control, including competition, general economic conditions, inflationary pressures, and federal economic monetary and fiscal policies, particularly, the policies of the FRB. In response to the COVID-19 pandemic in March 2020, the FRB decreased the target federal funds rate by 150 basis points to a range of 0.00% to 0.25% as of March 31, 2020, where it remained until March 17, 2022. During the course of 2022, robust demand, labor shortages and supply chain constraints have led to persistent inflationary pressures throughout the global economy. In response to these inflationary pressures, the FRB increased the target federal funds rate seven times in 2022, and once to date in 2023, with the most recent being January 31, 2023, when the FRB increased the target federal funds by 25 basis points to a range of 4.50% to 4.75%.
Although these recent increases in interest rates may increase our loan yield, they also may adversely affect the ability of certain borrowers with variable-rate loans to pay the contractual interest and principal due to us. Following increases in interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loans that mature and repay or that prepay before maturity with new originations, minimize increases on our deposit rates, and maintain an acceptable level and composition of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of noninterest-bearing deposits as customers may seek higher-yielding products as interest rates continue to increase.
Accordingly, continued changes in levels of interest rates could materially and adversely affect our net interest margin, asset quality, loan origination volume, average loan portfolio balance, deposit balances, liquidity, and overall profitability.
We may be adversely impacted by the transition from LIBOR as a reference rate.
Central banks and regulators in a number of jurisdictions have convened working groups to find, and implement the transition to, suitable replacements for LIBOR. To identify a successor rate for LIBOR in the U.S., the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the FRB and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR, and, in 2022, the U.S. Congress passed the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). The LIBOR Act facilitates the replacement of existing LIBOR-based benchmarks with an applicable SOFR rate for outstanding contracts referencing a LIBOR benchmark as of June 30, 2023.
We have continued to work towards reducing our exposure to agreements referencing LIBOR. As of December 31, 2021, we permanently ceased originating any new loans or entering into any transaction that would increase our LIBOR-based exposure. For all variable-rate loans, the Company primarily offers Prime and SOFR as the variable rate index. Nonetheless, we have legacy portfolios of loans, securities, and TruPS borrowings that are either directly or indirectly dependent on LIBOR. As of December 31, 2022, we had $4.5 billion of outstanding loans for which the repricing index rate was tied to LIBOR, of which $4.1 billion had maturity dates after June 30, 2023. We anticipate these legacy LIBOR-based loans, securities, and TruPS contracts will transition to a SOFR rate following the AARC’s rate replacement methodology.

The transition from LIBOR could create considerable costs and additional risk. Although the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available. The uncertainty as to the nature and effect of the discontinuance of LIBOR may adversely affect the value of, the return on or the expenses associated with our financial assets and liabilities that are based on or are linked to LIBOR, may require extensive changes to our systems and processes, could impact our pricing and interest rate risk models, our loan product structures, our funding costs, and our valuation tools, and result in increased compliance and operational costs. In addition, the market transition away from LIBOR to an alternative reference rate could prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.
Although we are currently unable to assess the ultimate impact of the transition from LIBOR, the failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
The value of our securities in our investment portfolio may decline in the future.
The fair market value of our investment securities may be adversely affected by general economic and market conditions, including changes in interest rates, credit spreads, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio or any given market segment or industry in which we are invested. We analyze our securities, a portion of which is classified as available-for-sale, on a quarterly basis to measure any impairment losses. We also analyze our securities classified as held-to-maturity, on a quarterly basis, to measure currently expected credit losses. The process for determining impairment losses and currently expected credit losses usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving principal and interest payments sufficient to recover our amortized cost of the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize credit losses in future periods, which could have a material adverse effect on our business, financial condition, and results of operations.
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
The Company and the Bank are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as making TruPS payments, paying executive bonuses or dividends, or repurchasing or redeeming capital securities.
We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
We are required by federal and state regulators to maintain adequate levels of capital. We may need to raise additional capital in the future to meet federal and state regulatory or other internal requirements. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debt. Limitations on our ability to raise additional capital, if needed, may include, among other things, rising interest rates and other conditions in the capital markets at that time, which are outside of our control, and our financial performance.

We cannot provide any assurance that access to such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counter-parties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. The inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to liquidity risk, which could adversely affect our business, financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, an inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a material adverse effect on our liquidity, and a decline in low cost funding sources could have a material adverse impact on our business, financial condition and results of operations. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the FRBSF and FHLB. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets, increased market competition for deposits, or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and international credit markets. As of December 31, 2022, our top ten depositors represented 9.1% of our total deposits. The loss of one or more of our large depositors, or any material decline in their deposits, could have a material adverse effect on our cost of borrowings and liquidity position.
A slowdown in venture capital investment levels has reduced the market for venture capital investment for our venture banking clients, which has, and could continue to, adversely affect our deposit balances, business, results of operations, and financial condition.
Part of our strategy is focused on providing banking products and credit to entrepreneurial and venture-backed businesses, including companies that receive financial support from sophisticated investors, including venture capital or private equity firms, and corporate investors. We derive a significant portion of deposits, including large deposits, from these companies and provide them with loans as well as other banking products and services. Venture deposits totaled 33% of our total deposits at December 31, 2022. However, these deposits are more volatile than our other deposits as reflected in the surge in venture banking deposits starting in mid-2020, driven by COVID-19 pandemic-related monetary easing policies, followed by a decline in deposits starting in the first quarter of 2022 due to monetary tightening. A significant decline in deposits could have a material adverse effect on our cost of borrowings and liquidity position. In many cases, our credit decisions are based on our analysis of the likelihood that our venture-backed borrowers will receive additional rounds of equity capital from investors. If the amount of capital available to such borrowers decreases, we could suffer loan losses, which could have a material adverse effect on our deposit balances, net earnings, allowance for loan and lease losses, financial condition, and results of operations.
Regulatory, Compliance and Legal Risk
Regulatory, Compliance and Legal Risk Is the Risk of Loss Related to Violations of Laws, Rules, or Regulations, or from Non-Conformance with Prescribed Practices, Internal Policies and Procedures, Contractual Obligations or Other Legal and Ethical Standards.

We are subject to extensive regulation, which could materially and adversely affect our business.
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. The Company is subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision primarily by the FDIC, the DFPI, and the CFPB.
The laws and regulations applicable to us govern a variety of matters, including, but not limited to, permissible types, amounts and terms of loans and investments we make, the maximum interest rate that may be charged, our ability to charge overdraft and account fees, consumer disclosures on the products and services we offer, community reinvestment and fair lending requirements, the amount of reserves we must hold against our customers’ deposits, the types of deposits we may accept and the rates we may pay on such deposits, the establishment of new branch offices by the Bank, maintenance of adequate capital and liquidity, and restrictions on dividends and stock repurchases.
We must obtain approval from our regulators before engaging in certain activities, including certain acquisitions, and there can be no assurance that any regulatory approvals we may require will be obtained, or obtained without conditions, either in a timely manner or at all. Our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute unsafe or unsound banking practices. While we have policies and procedures designed to prevent violations of the extensive federal and state regulations that we are subject to, any failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in investigations or reviews, regulatory enforcement actions, civil and criminal penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition, and results of operation.
Regulations affecting banks and other financial institutions undergo continuous review and frequently change. The ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. There can be no assurance that laws, rules, and regulations, including any future government stabilization program, will not be proposed or adopted in the future, which could (i) subject us to additional restrictions, (ii) make compliance much more difficult or expensive, (iii) restrict our ability to originate or sell loans or accept certain deposits, (iv) further limit or restrict the amount of interest, or other charges earned on loans originated or sold, or (v) otherwise materially and adversely affect our business or prospects for business.
Though the Company and the Bank are no longer required to prepare annual stress tests pursuant to the Dodd-Frank Act, we continue to prepare an annual internal capital stress test under adverse economic and market conditions. Our stress test results are considered by the FRB and the FDIC in evaluating our capital adequacy and could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases.
The Company and its subsidiaries are subject to changes in federal and state tax laws and the interpretation of existing laws and examinations and challenges by taxing authorities.
Our financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing budgetary pressures, the enactment of new federal or state legislation or new interpretations of existing tax laws could adversely impact our tax position, in some circumstances retroactively. The Inflation Reduction Act (the “IRA”), which establishes a new 15 percent corporate alternative minimum tax on adjusted book income (of corporations that have an average adjusted book income in excess of $1 billion over a three tax year period) for tax years beginning after December 31, 2022, may impact the Company’s cash tax payments and tax credit carryforward balances. The IRA also includes a nondeductible one percent excise tax on certain repurchases of corporate stock for transactions occurring in taxable years after December 31, 2022, which would likely increase the Company’s cost of any future share repurchases. The consequences of the IRA, the enactment of new federal or state tax legislation, or changes in the interpretation of existing law, including provisions impacting income tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on our financial condition, results of operations, and liquidity.
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

We are subject to claims and litigation that could adversely affect our cash flows, financial condition, and results of operations, or cause us significant reputational harm.
We and certain of our directors, officers, and subsidiaries are involved, from time to time, in reviews, investigations, litigation, and other proceedings pertaining to our business activities. In difficult market conditions, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. If claims or legal actions, whether founded or unfounded, are not resolved in a favorable manner to us, they may result in significant financial liability. Although we establish accruals for legal matters when and as required by U.S. GAAP and certain expenses and liabilities in connection with such matters may be covered by insurance, liabilities associated with legal risks are frequently difficult to assess and quantify, and the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our business, financial condition, results of operations, and reputation.
Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws and regulations, such as the GLBA, which among other things requires privacy disclosures and maintenance of a robust security program. Many states have implemented or modified their data breach notification and data privacy requirements, and California and Colorado, two states in which we have branch offices, have enacted comprehensive data privacy legislation. The California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020, and the California Privacy Rights Act of 2020, which took effect on January 1, 2023. Together, these California acts, which cover businesses that obtain or access personal information on California resident consumers, grant consumers enhanced privacy rights and control over their personal information and impose significant requirements on covered companies with respect to consumer data privacy rights. Other states are either considering or have adopted similar privacy legislation. For example, Colorado enacted the Colorado Privacy Act, which takes effect on July 1, 2023 and is modeled in part off of the CCPA. We expect this trend of state-level activity to continue, and are continually monitoring development in the states in which we operate.
These laws and regulations are rapidly evolving and changing, and could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and employee information, and some of our current or planned business activities. The costs of compliance with, and the other burdens imposed by, these laws or regulatory actions may increase our operational costs, restrict our ability to provide certain products and services, reduce income from certain business initiatives, or result in interruptions or delays in the availability of systems.
We may face increased privacy-related enforcement activity. Our regulators may hold us responsible for privacy and data protection obligations performed by our third party service providers while providing services to us. Our failure to comply, and to ensure our third party service providers comply, with privacy, data protection and information security laws could result in significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.
Risk of the Competitive Environment in Which We Operate
We may not be able to implement our strategic plan or manage costs effectively.
We have undertaken a strategic plan designed to strengthen our community bank focus, exit non-core products and services, and improve operational efficiency. As a result, we have incurred and expect to continue to incur in the future significant expenses, including goodwill impairment, restructuring charges, costs related to our digital and innovation initiatives, and early retirement benefits and severance expense, as well as losses on the sale of assets. There can be no assurance that we will be able to execute on or achieve the anticipated outcomes of our strategic plan, including strengthening our balance sheet, managing our costs, and realizing the anticipated benefits of the digital and innovation initiatives, to do so in the expected timeframe, or to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. The success of our strategic plan is subject to changes in the macroeconomic environment, which is beyond our control. Our inability to execute our strategic plan successfully could have a material adverse effect on our reputation, net earnings, business, financial condition, and results of operations.

Our ability to attract and retain qualified employees is critical to our success.
Our employees are our most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. Employers are offering increased compensation and opportunities to work with greater flexibility, including remote work, on a permanent basis. These can be important factors in a current employee’s decision to leave us, and in a prospective employee’s decision to join us. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees to assist in executing our business strategies. We also seek to retain proven, experienced senior employees with superior talent, augmented from time to time by external hires, to provide continuity of succession of our executive management team. In order to retain certain personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. In addition, the Company’s Board oversees succession planning, including review of the succession plans for the Chief Executive Officer and other members of executive management. Losses of or changes in our current executive officers or other key personnel, or the inability to recruit and retain qualified personnel in the future, could materially and adversely affect our business, financial condition, and results of operations.
Labor shortages and constraints in supply chains could adversely affect our customers’ operations as well as our operations.
Many sectors in the United States and around the world are experiencing a shortage of workers. Many of our commercial customers have been impacted by this shortage along with disruptions and constraints in supply chains, which could adversely impact their operations and could lead to reduced cash flow and difficulty in making loan repayments. The financial services industry has also been affected by the shortage of workers, which we have experienced with respect to highly skilled technology roles, as well as increasing wages for entry-level and certain professional roles. This may lead to open positions remaining unfilled for longer periods of time or a need to increase wages to attract workers. We have had to recently increase wages in certain positions to attract talent, particularly in entry-level type positions and certain specialty areas.
We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.
The financial services industry has become even more competitive as a result of legislative, regulatory and technological changes and continued banking consolidation, which may increase in connection with current economic, market and political conditions. We face substantial competition in all phases of our operations from a variety of competitors, including national banks, regional banks, community banks, brokerage firms, and fintech firms seeking funding from customer deposits. Many of our competitors offer the same banking services that we offer, or have partnered with banks to provide the same banking services, and our success depends on our ability to adapt our products and services to evolving industry standards. Increased competition in our market may result in reduced new loan and lease production and/or decreased deposit balances or less favorable terms on loans and leases and/or deposit accounts. We also face competition from many other types of financial institutions, including without limitation, non-bank specialty lenders, insurance companies, private investment funds, investment banks, and other financial intermediaries. While there are a limited number of direct competitors in the venture banking market, some of our competitors have long-standing relationships with venture firms and the companies that are funded by such firms. Many of our competitors have significantly greater resources, established customer bases, more locations, and longer operating histories.
Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors, which could have a material adverse effect on our business, financial condition, and results of operations.

Failure to keep pace with technological change could adversely affect our business.
The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors, however, have substantially greater resources to invest in technological improvements or are technology-focused start-ups with internally developed cloud-native systems that offer improved user interfaces and experiences. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Our ability to maintain or enhance our relative technological position is in part dependent on our ability to attract and retain talented employees in these fields, which, due to overall demand, is increasingly difficult. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully implement core processing strategies could have a material adverse impact on our business, financial condition, and results of operations.
Our ability to maintain, attract and retain customer relationships and investors is highly dependent on our reputation.
Damage to our reputation could undermine the confidence of our current and potential customers and investors in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, customer and other third party fraud, record-keeping, technology-related issues including cyber fraud, corporate governance, regulatory investigations and any litigation that may arise from the failure or perceived failure to comply with legal and regulatory requirements. Defense of our reputation, trademarks, and other intellectual property, including through litigation, also could result in costs that could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Risk Management
Risks Related to Risk Management Is the Risk of Loss Resulting from Unknown Risks and Our Inability to Timely and Adequately Identify, Monitor and Manage Key Risks That May Affect Our Business.
Our acquisitions may subject us to unknown risks, be unsuccessful or consume significant resources.
As an active acquirer having successfully completed 31 acquisitions since 2000, certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition, loan downgrades and credit loss provisions resulting from deterioration in the credit quality of the acquired loans, failure to successfully integrate acquired businesses, failure to adequately identify issues during pre-acquisition due diligence that may divert management’s attention and resources to resolve post-acquisition, failure to integrate or convert key Information Technology networks and systems successfully, culture clashes that result in difficult integrations, employees of the acquired company quitting, personnel changes that cause instability within a department or lending group, delays in implementing new policies, procedures, or controls or the failure to apply new policies, procedures, or controls, and other events relating to the performance of our business. Acquisitions may also create a need for additional compliance, risk management and internal control procedures, and to the extent such procedures are not adequate or enforced with respect to acquired businesses, we could be exposed to increased costs, material losses, or regulatory sanctions. Acquisitions involve inherent uncertainty, and we cannot determine all potential events, facts and circumstances that could result in losses or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such losses or increased costs.

Our ability to execute our acquisitions successfully will depend on a variety of factors. These factors likely will vary based on the nature of the acquisition but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our acquisitions and potential acquisitions may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute an acquisition, it could adversely affect our business, financial condition, results of operations, reputation, regulatory relationships and growth prospects. To the extent we issue capital stock in connection with future acquisitions, these transactions may be dilutive to tangible book value and will dilute share ownership.
A failure, interruption, or breach in the security of our systems, or those of contracted vendors, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.
Although we devote significant resources to maintain the confidentiality, integrity, and availability of information belonging to the Company and our customers, there is no assurance that our security measures will be effective against all types of cyber-attacks. Our Information Security and Information Technology teams regularly update our systems and processes to protect the security of our computer systems, software, and networks. We regularly conduct Incident Response exercises to ensure our staff is prepared to execute their roles and responsibilities in the event of a real incident.
Our operations rely heavily on the secure processing, storage and transmission of financial, personal and other information in our systems and networks. In recent years, many financial institutions, including the Company, have been subjected to sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware. We have been targeted by individuals and groups using phishing campaigns, pretext calling, malicious code, and viruses, have experienced distributed denial-of-service attacks with the objective of disrupting on-line banking services and expect to be subject to such attacks in the future.
Despite efforts to ensure the security of our systems, it is possible that we may not be able to anticipate, detect or recognize threats to our systems or implement effective preventive measures against all security attacks of these types inside or outside our business, especially as the techniques used change frequently or are not recognized until launched, and as cyber-attacks can originate from a wide variety of sources, including individuals or groups who are associated with external service providers or who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. For example, retaliatory acts by Russia or its allies in response to economic sanctions or other measures taken by the global community arising from the Russia-Ukraine conflict has resulted in an increased number and/or severity of cyber-attacks. Those parties may also attempt to socially engineer our employees, customers, third party service providers or other users of our systems to disclose sensitive information to gain access to our data or that of our customers. Similar to other companies, risks and exposures related to cybersecurity attacks have increased during the COVID-19 pandemic, requiring increased reliance on remote working and increased digital operations. Such risks and exposures are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats and the expanding use of technology as our web-based product offerings grow and we expand internal usage of web-based applications.
A successful penetration or breach of the security of our systems, including those affecting our third party vendors, contractors, and customers, could cause serious negative consequences, including significant disruption of our operations, theft of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss, loss of confidence in our security measures, customer dissatisfaction, increased insurance premiums, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects. In addition, although we maintain insurance coverage that may (subject to certain conditions), cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

We rely on other companies to provide key components of our business infrastructure.
We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, Internet connections, telecommunications, and network access. Even though we have a vendor management program to help us carefully select and monitor the performance of third parties, we do not control their actions. The failure of a third party to perform in accordance with the contracted arrangements under service level agreements as a result of changes in the third party’s organizational structure, financial condition, support for existing products and services, strategic focus, system interruption or breaches, or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business, financial condition and results of operations. Due to our interconnectivity with these third parties, we may be adversely affected if any of them is subject to a successful cyber-attack or other privacy or information security event, including those arising due to the use of mobile technology or a third-party cloud environment. Our third-party applications may include confidential and proprietary data provided by vendors and by us, including personal employee and/or customer data. Replacing these third parties could also create significant delays and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.
Climate change has the potential to disrupt our business and adversely impact the operations and creditworthiness of our clients. Further, global concerns regarding climate risk may lead to new or heightened governmental regulations to mitigate those risks which could adversely affect our business.
We are subject to physical and transition risks associated with climate change and governmental regulations to address its impacts. In terms of physical risks, the nature and level of severe weather and/or natural disasters cannot be predicted and may be exacerbated by global climate change. Climate change has caused an increase in the frequency of severe weather patterns and natural disasters that could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California, in which a substantial portion of our business and a substantial portion of our loan collateral is located, is susceptible to severe weather and natural disasters such as earthquakes, floods, droughts, and wildfires, and the increased frequency of these events could reduce the availability of insurance, and/or lead to prolonged disruptions in our operations. Severe weather and natural disasters could negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses.
In terms of transition risks, concerns regarding climate risk may lead to further governmental efforts to mitigate those risks, as well as changes in behavior and preferences by consumers and businesses associated with the transition to a less carbon-dependent economy. Future governmental regulations or guidance relating to climate risk and the transition to less carbon-dependent economies, as well as the perspectives of regulators, stockholders, employees and other stakeholders, may at some point in the future affect our product and service offerings and our ability to provide accurate climate-related regulatory reporting. Federal and state banking regulators and supervisory authorities, stockholders and other stakeholders have increasingly viewed financial institutions as playing an important role in helping to address risks related to climate change, both directly and with respect to our clients, which may result in increased pressure regarding the disclosure and management of climate risks and related lending and advisory activities.
As climate risk is interconnected with all key risk types, we are enhancing processes to embed climate risk considerations into our risk management strategies established for risks such as market, credit, reputational, strategic and operational risks; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects perceived to be associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. In the future, we may also become subject to new or heightened regulatory requirements related to climate change, such as requirements relating to operational resiliency or scenario analysis for various climate peril scenarios and the SEC’s proposed rule regarding climate-related disclosures. Any new or heightened requirements could result in increased regulatory compliance or other costs or higher capital requirements.

The risks associated with, and the perspective of regulators, stockholders, employees and other stakeholders regarding climate change are continuing to evolve rapidly, which can make it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties, and we expect that climate change-related risks will increase over time. Currently, there are no existing regulations applicable to us related to climate risk, and we have not performed a climate risk impact assessment.
Acts of war or terrorism, international hostilities, domestic civil unrest, new public health issues, or other adverse external events could harm the Company’s business.
Acts of war or terrorism, international hostilities, domestic civil unrest, new public health issues, and other adverse external events, and the potential impacts of such events, are unable to be predicted and could each negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the value of collateral securing our loans, or interrupt our borrowers’ abilities to conduct their businesses in a manner to support their debt obligations. Other indirect adverse consequences from such events could result from impacts to the financial markets, the economy in general or in any region, or key parts of the infrastructure on which we and our customers and vendors rely, and could also cause a reduction in demand for lending or other services that we provide. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of business disruptions and interruptions related to such events.
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
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses to prepare the Company’s consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates. Material estimates subject to change include, among other items, the allowance for credit losses, the carrying value of goodwill or other intangible assets, the fair value estimates of certain assets and liabilities, and the realization of deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
There are risks resulting from the extensive use of models in our business.
We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes, and, as a result, new experiences, products or events that are not part of historical experience can significantly increase model imprecision and impact model reliability. The assumptions underlying models may also be incorrect, particularly during periods of prolonged market distress or volatility, such as we have experienced and may continue to experience as a result of the COVID-19 pandemic. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables (unemployment, Real GDP, CRE Price Index, BBB Spreads, CPI, etc.) upon which we rely. As a result, our models may not accurately capture or fully express the risks we face, or we may misjudge the business and economic environments in which we operate. Some of the decisions that our regulators make, including those related to capital distributions, could be affected due to the perception that the quality of the models used to generate the relevant information is insufficient, which could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases. Our reliance on models continues to increase as rules, guidance and expectations change.

Risks Related to Investments in Our Securities
The primary source of the holding company’s earnings from which we pay dividends, among other things, is the receipt of dividends from the Bank.
The holding company, PacWest, is a legal entity separate and distinct from the Bank and our other subsidiaries. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DFPI could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the holding company, it is likely that we, in turn, would have to discontinue capital distributions in the form of dividends or share repurchases and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or subordinated debt. The Bank may declare a dividend without the approval of the DFPI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividend paid during such period. The Bank had a cumulative net loss of $195.4 million during the three fiscal years of 2022, 2021, and 2020 due to the $1.47 billion goodwill impairment in the first quarter of 2020, compared to dividends of $569.0 million paid by the Bank during that same period. During 2022, PacWest received $129.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $790.9 million at December 31, 2022, for the foreseeable future, any cash dividends from the Bank to the holding company will continue to require DFPI and FDIC approval. The inability of the Bank to pay dividends to the holding company could have a material adverse effect on our business, including the market price of our common stock.
We may reduce or discontinue the payment of dividends on our common and preferred stock.
Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common and preferred stock, we are not required to do so and may reduce or eliminate our common and preferred stock dividends in the future. Our ability to pay dividends is subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debt. Notification to the FRB is also required prior to our declaring and paying a cash dividend during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Given the impact of the goodwill impairment charge on net earnings in the first quarter of 2020, we were required to receive approval from the FRB prior to declaring a dividend from March 31, 2020 through March 31, 2021, but are no longer required to obtain such approval. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our stockholders. We cannot provide assurance that we will continue paying dividends on our common and preferred stock at current levels or at all. Furthermore, our common stock is subordinate to our outstanding preferred stock with respect to the payment of dividends.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 31, 2023, we had a total of 147 properties consisting of 71 full-service branch offices and 76 other offices. We own four locations and the remaining properties are leased. Our properties are located throughout the United States, however, approximately 71% are located in California. We lease our principal office, which is located at 9701 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Marketplace Designation and Holders
Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol “PACW.” As of February 16, 2023, and based on the records of our transfer agent, there were approximately 1,535 record holders of our common stock.
Dividends
For a discussion of dividend restrictions on the Company's common stock, or of dividends from the Company's subsidiaries to the Company, see “Item 1. Business - Supervision and Regulation - Dividends and Share Repurchases” and Note 23. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2022 regarding securities issued and to be issued under our equity compensation plan in effect during fiscal year 2022:

		Number of Securities		Weighted	Number of Securities
		to be Issued Upon		Average Exercise	Remaining Available
		Exercise of		Price of	for Future Issuance
		Outstanding		Outstanding	Under Equity
		Options,		Options,	Compensation Plans
		Warrants, and		Warrants, and	(Excluding Securities
		Rights		Rights	Reflected in Column (a))
Plan Category	Plan Name	(a)		(b)	(c)
Amended and Restated
Equity compensation	PacWest Bancorp
plans approved by	2017 Stock Incentive
security holders	Plan (1)	582,287	(2)	$—	1,538,004	(3)
Equity compensation
plans not approved by
security holders	None	—		—	—
Total		582,287		$—	1,538,004
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
(2)     Amount includes PRSUs granted in 2022, 2021, and 2020 that may be issued at the end of their three-year performance period if certain financial metrics are met. The number of units shown represents a target amount and the number of units that will ultimately vest is unknown. Amount does not include 2,405,878 shares of unvested time-based restricted stock outstanding under the Amended and Restated 2017 Plan as of December 31, 2022.
(3)    The Amended and Restated 2017 Plan permits these remaining shares to be issued in the form of options, PRSUs, restricted stock, or stock appreciation rights.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Repurchases of Common Stock
The following table presents stock repurchases we made during the fourth quarter of 2022:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
	(Dollars in thousands, except per share amounts)
October 1 - October 31, 2022	—	$—	—	$100,000
November 1 - November 30, 2022	3,852	$26.12	—	$100,000
December 1 - December 31, 2022	—	$—	—	$100,000
Total	3,852	$26.12	—
___________________________________
(1)    Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.
(2) On February 15, 2022, PacWest's Board of Directors authorized a new Stock Repurchase Program, effective March 1, 2022, to repurchase shares of its common stock for an aggregate purchase price not to exceed $100 million with a program maturity date of February 28, 2023.
Five-Year Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2022, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the “Nasdaq Composite Index”), and (2) the Total Return Index for KBW Nasdaq Regional Bank Stocks (the “KBW Regional Banking Index”). This comparison assumes $100 was invested on December 31, 2017, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company's total cumulative return was (43.35)% over the five year period ending December 31, 2022 compared to returns of 58.65% and 18.59% for the Nasdaq Composite Index and KBW Regional Banking Index.

___________________________________
* $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2017	2018	2019	2020	2021	2022
PacWest Bancorp	$100.00	$69.21	$84.84	$59.39	$108.13	$56.65
Nasdaq Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
KBW Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59
ITEM 6.
Reserved.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PacWest Bancorp, a Delaware corporation, is a bank holding company registered under the BHCA and headquartered in Los Angeles, California, with an executive office in Denver, Colorado. Our principal business is to serve as the holding company for our wholly-owned subsidiary, Pacific Western Bank. References to "Pacific Western" or the "Bank" refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to "we," "us," or the "Company" refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to "PacWest" or to the "holding company," we are referring to PacWest Bancorp, the parent company, on a stand-alone basis.
The Bank is a relationship-based community bank focused on providing business banking and treasury management services to small, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and lease and deposit products and services through full-service branches throughout California and in Durham, North Carolina and Denver, Colorado, and loan production offices around the country.
The following table presents balance sheet data as of the dates indicated:

	December 31,
	2022	2021	2020
	(In thousands)
Balance Sheet Data:
Total assets	$41,228,936	$40,443,344	$29,498,442
Interest-earning deposits in financial institutions	2,027,949	3,944,686	3,010,197
Securities available-for-sale	4,843,487	10,694,458	5,235,591
Securities held-to-maturity	2,269,135	—	—
Loans and leases held for investment, net of deferred fees	28,674,205	22,941,548	19,083,377
Goodwill	1,376,736	1,405,736	1,078,670
Core deposit and customer relationship intangibles	31,381	44,957	23,641
Total liabilities	37,278,405	36,443,714	25,903,491
Noninterest-bearing deposits	11,212,357	14,543,133	9,193,827
Core deposits	26,561,129	32,734,949	22,264,480
Total deposits	33,936,334	34,997,757	24,940,717
Borrowings	1,764,030	—	5,000
Subordinated debt	867,087	863,283	465,812
Stockholders’ equity	3,950,531	3,999,630	3,594,951
At December 31, 2022, the Company had total assets of $41.2 billion, including $28.7 billion of total loans and leases, net of deferred fees, and $4.8 billion of securities available-for-sale, $2.3 billion of securities held-to-maturity, and $2.0 billion of interest-earning deposits in financial institutions, compared to $40.4 billion of total assets, including $22.9 billion of total loans and leases, net of deferred fees, $10.7 billion of securities available-for-sale, no securities held-to-maturity, and $3.9 billion of interest-earning deposits in financial institutions at December 31, 2021. The $785.6 million increase in total assets since year-end 2021 was due primarily to a $5.7 billion increase in loans and leases, net of deferred fees, and a $2.3 billion increase in securities held-to-maturity, offset partially by a $5.9 billion decrease in securities available-for-sale and a $1.9 billion decrease in interest-earning deposits in financial institutions. The changes in securities available-for-sale and securities held-to-maturity were due mainly to a $2.3 billion transfer from available-for-sale to held-to-maturity during the second quarter of 2022. Contributing to the decrease in securities available-for-sale were sales of $2.1 billion and a net increase in net unrealized losses of $902.1 million due to the significant increase in market interest rates during 2022.

At December 31, 2022, the Company had total liabilities of $37.3 billion, including total deposits of $33.9 billion and borrowings of $1.8 billion, compared to $36.4 billion of total liabilities, including $35.0 billion of total deposits and no borrowings at December 31, 2021. The $834.7 million increase in total liabilities since year-end 2021 was due mainly to increases of $1.3 billion in secured FHLB borrowings, $1.7 billion in wholesale non-maturity deposits, and $3.4 billion in time deposits, offset partially by a decrease of $6.2 billion in core deposits. The decrease in core deposits by component was due to decreases of $3.3 billion in noninterest-bearing demand deposits, $2.5 billion in money market deposits, $329.5 million in interest checking deposits, and $53.0 million in savings deposits. At December 31, 2022, core deposits totaled $26.6 billion, or 78% of total deposits, including $11.2 billion of noninterest-bearing demand deposits, or 33% of total deposits.
At December 31, 2022, the Company had total stockholders' equity of $3.95 billion compared to $4.00 billion at December 31, 2021. The $49.1 million decrease in stockholders' equity since year-end 2021 was due mainly to a $856.9 million decrease in accumulated other comprehensive income (loss) attributable to the investment securities portfolio going from a net unrealized gain of $66.0 million to a net unrealized loss of $790.9 million, and $120.3 million of common stock cash dividends paid, offset partially by $498.5 million in net proceeds from our Series A preferred stock issuance in June 2022 and $423.6 million in net earnings. Our consolidated Tier 1 capital and Total capital ratios increased to 10.61% and 13.61% at December 31, 2022, due primarily to net earnings, the Series A preferred stock issuance, and the credit-linked notes issuance in September 2022, while our consolidated common equity Tier 1 capital ratio decreased to 8.70% due to risk-weighted assets growing at a higher percentage than common equity Tier 1 capital as the Series A preferred stock is excluded from this calculation.
Recent Events
Credit-Linked Notes Issuance
On September 29, 2022, Pacific Western Bank completed a credit-linked notes transaction. The notes were issued and sold at par and had an aggregate principal amount of $132.8 million with net proceeds of approximately $128.7 million and are due June 27, 2052. The notes are linked to the credit risk of an approximately $2.66 billion reference pool of previously purchased single-family residential mortgage loans. The notes were issued in five classes with a blended rate on the notes of SOFR plus 11.00%. The transaction results in a lower risk-weighting on the reference pool of loans for regulatory capital purposes.
Preferred Stock Issuance
On June 6, 2022, the Company issued and sold 20,530,000 depositary shares (the “Depositary Shares”), each representing a 1/40th ownership interest in a share of the Company’s 7.75% fixed rate reset non-cumulative, non-convertible, perpetual preferred stock, par value $0.01 per share (the “Series A preferred stock”), with a liquidation preference of $1,000 per share (equivalent to $25.00 per Depositary Share). The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations. The gross proceeds were $513.3 million while net proceeds from the issuance of the Series A preferred stock, after deducting $14.7 million of offering costs including the underwriting discount and other expenses, were $498.5 million. A total of 513,250 shares of Series A preferred stock was issued. For additional information regarding the Series A preferred stock issuance, see Note 22. Stockholders' Equity.
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

Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our primary interest-bearing liabilities are deposits and borrowings. Contributing to our strong net interest margin is our strong yield on loans and leases and concentration of lower cost core deposits. While our deposit balances will fluctuate depending on our customers’ liquidity and cash flow, market conditions, and competitive pressures, we seek to minimize the impact of these variances by attracting a high percentage of noninterest-bearing deposits. During 2022, our net interest margin was negatively impacted because we accessed the wholesale funding market to replace outflows of core deposits.
Loan and Lease Growth
We actively seek new lending opportunities under an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Our commercial loans and leases portfolio is diverse and generally includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies during the various phases of their early life cycles, and secured business loans. In January 2023, we announced that we are slowing loan growth to preserve capital and strengthen our balance sheet, including winding down our premium finance and multi-family lending groups in the fourth quarter of 2022.
Our loan origination process emphasizes credit quality. To augment our internal loan production, we have historically purchased loans such as multi-family loans from other banks, private student loans from third-party lenders, and, most recently, single-family residential mortgage loans. Prior to our acquisition of Civic, we also purchased loans from Civic. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic risk, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
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
The following table presents the calculation of our efficiency ratio for the years indicated:

		Year Ended December 31,
Efficiency Ratio		2022	2021	2020
		(Dollars in thousands)
Noninterest expense		$773,521	$637,417	$1,984,019
Less:	Intangible asset amortization	13,576	12,734	14,753
	Foreclosed assets income, net	(3,737)	(213)	(17)
	Goodwill impairment	29,000	—	1,470,000
	Acquisition, integration and reorganization costs	5,703	9,415	1,060
Noninterest expense used for efficiency ratio		$728,979	$615,481	$498,223

Net interest income (tax equivalent)		$1,304,504	$1,119,028	$1,023,466
Noninterest income		74,827	193,927	146,060
Net revenues		1,379,331	1,312,955	1,169,526
Less:	(Loss) gain on sale of securities	(50,321)	1,615	13,171
Net revenues used for efficiency ratio		$1,429,652	$1,311,340	$1,156,355

Efficiency ratio		51.0%	46.9%	43.1%
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

Allowance for Credit Losses on Loans and Leases Held for Investment
For information regarding the calculation and policies of the allowance for credit losses on loans and leases held for investment, see " - Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" and Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
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

Non-GAAP Measurements
We use certain non‑GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. We use the following non-GAAP measures in this Form 10-K:
•Return on average tangible common equity, tangible common equity ratio, and tangible book value per share: Given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to the related GAAP measures of return on average equity, equity to assets ratio, and book value per share, respectively. The reconciliations of these non-GAAP measurements to the GAAP measurements are presented in the following tables for and as of the years presented.

		Year Ended December 31,
Return on Average Tangible Common Equity		2022	2021	2020
		(Dollars in thousands)
Net earnings (loss)		$423,613	$606,959	$(1,237,574)
Less:	Preferred stock dividends	(19,339)	—	—
	Net earnings (loss) available to common stockholders	404,274	606,959	(1,237,574)
Add:	Intangible asset amortization	13,576	12,734	14,753
	Goodwill impairment	29,000	—	1,470,000
	Adjusted net earnings	$446,850	$619,693	$247,179

Average stockholders' equity		$3,853,033	$3,808,019	$3,857,610
Less:	Average intangible assets	1,443,528	1,269,546	1,470,989
Less:	Average preferred stock	285,488	—	—
Average tangible common equity		$2,124,017	$2,538,473	$2,386,621

Return on average equity (1)		10.99%	15.94%	(32.08)%
Return on average tangible common equity (2)		21.04%	24.41%	10.36%
____________________________________________________
(1)     Net earnings (loss) divided by average stockholders' equity.
(2)     Adjusted net earnings divided by average tangible common equity.

Tangible Common Equity Ratio and	December 31,
Tangible Book Value Per Common Share	2022	2021	2020
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,950,531	$3,999,630	$3,594,951
Less: Preferred stock	498,516	—	—
Total common equity	3,452,015	3,999,630	3,594,951
Less: Intangible assets	1,408,117	1,450,693	1,102,311
Tangible common equity	2,043,898	2,548,937	2,492,640
Add: Accumulated other comprehensive loss (income)	790,903	(65,968)	(172,523)
Adjusted tangible common equity	$2,834,801	$2,482,969	$2,320,117

Total assets	$41,228,936	$40,443,344	$29,498,442
Less: Intangible assets	1,408,117	1,450,693	1,102,311
Tangible assets	$39,820,819	$38,992,651	$28,396,131

Equity to assets ratio	9.58%	9.89%	12.19%
Tangible common equity ratio (1)	5.13%	6.54%	8.78%
Tangible common equity ratio, excluding AOCI (2)	7.12%	6.37%	8.17%
Book value per common share (3)	$28.71	$33.45	$30.36
Tangible book value per common share (4)	$17.00	$21.31	$21.05
Tangible book value per common share, excluding AOCI (5)	$23.58	$20.76	$19.59
Common shares outstanding	120,222,057	119,584,854	118,414,853
_________________________________________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Adjusted tangible common equity divided by tangible assets.
(3)    Total common equity divided by common shares outstanding.
(4)    Tangible common equity divided by common shares outstanding.
(5)    Adjusted tangible common equity divided by common shares outstanding.

Results of Operations
Earnings Performance
The following table presents performance metrics for the years indicated:

	Year Ended December 31,
	2022	2021	2020

Earnings Summary:
Interest income	$1,556,489	$1,158,729	$1,103,491
Interest expense	(265,727)	(54,905)	(88,933)
Net interest income	1,290,762	1,103,824	1,014,558
Provision for credit losses	(24,500)	162,000	(339,000)
Noninterest income	74,827	193,927	146,060
Operating expense	(744,521)	(637,417)	(514,019)
Goodwill impairment	(29,000)	—	(1,470,000)
Earnings (loss) before income taxes	567,568	822,334	(1,162,401)
Income tax expense	(143,955)	(215,375)	(75,173)
Net earnings (loss)	423,613	606,959	(1,237,574)
Preferred stock dividends	(19,339)	—	—
Net earnings (loss) available to common stockholders	$404,274	$606,959	$(1,237,574)

Per Common Share Data:
Diluted earnings (loss) per share	$3.37	$5.10	$(10.61)
Book value per share	$28.71	$33.45	$30.36
Tangible book value per share (1)	$17.00	$21.31	$21.05

Performance Ratios:
Return on average assets	1.05%	1.71%	(4.46)%
Return on average tangible common equity (1)	21.04%	24.41%	10.36%
Net interest margin (tax equivalent)	3.49%	3.40%	4.05%
Yield on average loans and leases (tax equivalent)	5.07%	5.08%	5.18%
Cost of average total deposits	0.59%	0.09%	0.27%
Efficiency ratio	51.0%	46.9%	43.1%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	8.70%	8.86%	10.53%
Tier 1 capital ratio	10.61%	9.32%	10.53%
Total capital ratio	13.61%	12.69%	13.76%
Tier 1 leverage capital ratio	8.61%	6.84%	8.55%
Risk-weighted assets	$33,030,960	$28,508,808	$22,837,693
_____________________________
(1)    See "- Non-GAAP Measurements."

2022 Compared to 2021
Net earnings available to common stockholders for the year ended December 31, 2022 were $404.3 million, or $3.37 per diluted share, compared to net earnings available to common stockholders for the year ended December 31, 2021 of $607.0 million, or $5.10 per diluted share. The $202.7 million decrease in net earnings available to common stockholders was due mainly to a higher provision for credit losses of $186.5 million, lower noninterest income of $119.1 million, a goodwill impairment charge of $29.0 million in the fourth quarter of 2022, higher operating expense of $107.1 million, and higher preferred stock dividends of $19.3 million, offset partially by higher net interest income of $186.9 million and lower income tax expense of $71.4 million. The increase in the provision for credit losses was due to a $24.5 million provision for 2022 compared to a provision benefit of $162.0 million for 2021. The increase in the provision for credit losses in 2022 was due primarily to the growth in loans and leases and unfunded loan commitments and a less favorable economic forecast. The provision benefit in 2021 was due mainly to improvement in both macroeconomic forecast variables and loan portfolio credit quality metrics. Noninterest income decreased due primarily to reductions of $51.9 million in gain on sale of securities, $46.9 million in warrant income, and $26.5 million in dividends and gains (losses) on equity investments, with the latter two attributable mostly to a decrease in capital markets activity in 2022. The decrease in gain on sales of securities was due mainly to sales of $1.0 billion in the fourth quarter of 2022 for a net loss of $49.3 million. Such sales were done strategically with proceeds used to pay down FHLB borrowings and to improve the capital and liquidity position of the Bank going forward. The goodwill impairment charge related to Civic was the result of a strategy to restructure this lending subsidiary. Operating expense increased due primarily to an increase of $38.4 million in compensation expense and an increase of $34.8 million in customer related expense attributable mainly to higher customer analysis expenses. The increase in compensation was due mostly to the incremental expense of the higher headcount in 2022 from the acquired operations of Civic and the HOA Business in 2021, incremental additions to staff in certain business lines, and staff added to support our digital and innovation initiatives. The increase in preferred stock dividends was due to the Company's preferred stock issuance on June 6, 2022. Net interest income increased due mainly to higher interest income on loans and leases and investment securities attributable primarily to higher average balances, offset partially by higher interest expense on interest-bearing liabilities due to higher rates and average balances. The decrease in income tax expense was due primarily to lower pre-tax earnings in 2022 compared to 2021.
2021 Compared to 2020
Net earnings available for common stockholders for the year ended December 31, 2021 was $607.0 million, or $5.10 per diluted share, compared to net loss available to common stockholders for the year ended December 31, 2020 of $1.24 billion, or $10.61 per diluted share. The $1.84 billion increase in net earnings available to common stockholders was due primarily to a $1.47 billion goodwill impairment charge in the first quarter of 2020 combined with a decrease in the provision for credit losses of $501.0 million due to improvement in both the macroeconomic forecast variables used in the process to determine the allowance for credit losses and the loan portfolio credit quality metrics, offset partially by net loan growth for the year.

Net Interest Income
The following table summarizes the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the years indicated:

	Year Ended December 31,
	2022			2021			2020
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$26,044,463	$1,320,449	5.07%	$19,762,220	$1,003,027	5.08%	$19,243,961	$995,973	5.18%
Investment securities (2)(4)	9,120,717	215,624	2.36%	7,486,009	162,102	2.17%	4,175,918	112,843	2.70%
Deposits in financial institutions	2,185,585	34,158	1.56%	5,692,338	8,804	0.15%	1,856,942	3,583	0.19%
Total interest‑earning assets (2)	37,350,765	1,570,231	4.20%	32,940,567	1,173,933	3.56%	25,276,821	1,112,399	4.40%
Other assets	3,130,816			2,577,921			2,475,591
Total assets	$40,481,581			$35,518,488			$27,752,412

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$6,851,831	66,494	0.97%	$7,198,646	8,709	0.12%	$4,394,742	12,791	0.29%
Money market	10,601,028	95,376	0.90%	8,843,122	12,993	0.15%	6,547,027	19,178	0.29%
Savings	639,720	188	0.03%	606,741	148	0.02%	538,985	263	0.05%
Time	2,540,426	38,391	1.51%	1,471,963	5,958	0.40%	2,169,324	27,431	1.26%
Total interest-bearing deposits	20,633,005	200,449	0.97%	18,120,472	27,808	0.15%	13,650,078	59,663	0.44%
Borrowings	961,601	25,645	2.67%	231,099	623	0.27%	825,681	8,161	0.99%
Subordinated debt	863,883	39,633	4.59%	733,163	26,474	3.61%	461,059	21,109	4.58%
Total interest‑bearing liabilities	22,458,489	265,727	1.18%	19,084,734	54,905	0.29%	14,936,818	88,933	0.60%
Noninterest‑bearing demand
deposits	13,601,766			12,110,193			8,517,281
Other liabilities	568,293			515,542			440,703
Total liabilities	36,628,548			31,710,469			23,894,802
Stockholders’ equity	3,853,033			3,808,019			3,857,610
Total liabilities and
stockholders' equity	$40,481,581			$35,518,488			$27,752,412
Net interest income (2)		$1,304,504			$1,119,028			$1,023,466
Net interest rate spread (2)			3.02%			3.27%			3.80%
Net interest margin (2)			3.49%			3.40%			4.05%

Total deposits (5)	$34,234,771	$200,449	0.59%	$30,230,665	$27,808	0.09%	$22,167,359	$59,663	0.27%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $17.9 million and $11.4 million for 2022 and 2021 and net loan discount accretion of $5.6 million for 2020, respectively.
(4)    Includes tax-equivalent adjustments of $5.9 million, $8.6 million, and $6.1 million for 2022, 2021, and 2020, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
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
The following table presents changes in interest income (tax equivalent) and interest expense and related changes in rate and volume for the years indicated:

	2022 Compared to 2021			2021 Compared to 2020
	Total	Increase (Decrease)		Total	Increase (Decrease)
	Increase	Due to		Increase	Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(In thousands)
Interest Income:
Loans and leases (1)	$317,422	$(1,975)	$319,397	$7,054	$(19,473)	$26,527
Investment securities (1)	53,522	15,318	38,204	49,259	(25,701)	74,960
Deposits in financial institutions	25,354	33,668	(8,314)	5,221	(865)	6,086
Total interest income (1)	396,298	47,011	349,287	61,534	(46,039)	107,573

Interest Expense:
Interest checking deposits	57,785	58,222	(437)	(4,082)	(9,742)	5,660
Money market deposits	82,383	79,233	3,150	(6,185)	(11,296)	5,111
Savings deposits	40	36	4	(115)	(151)	36
Time deposits	32,433	25,708	6,725	(21,473)	(14,598)	(6,875)
Total interest-bearing deposits	172,641	163,199	9,442	(31,855)	(35,787)	3,932
Borrowings	25,022	18,458	6,564	(7,538)	(3,788)	(3,750)
Subordinated debt	13,159	7,942	5,217	5,365	(5,166)	10,531
Total interest expense	210,822	189,599	21,223	(34,028)	(44,741)	10,713

Net interest income (1)	$185,476	$(142,588)	$328,064	$95,562	$(1,298)	$96,860
_____________________
(1)    Tax equivalent.
2022 Compared to 2021
Net interest income increased by $186.9 million to $1.3 billion for the year ended December 31, 2022 compared to $1.1 billion for the year ended December 31, 2021 due mainly to higher interest income on loans and leases and investment securities, offset partially by higher interest expense. The increase in interest income on loans and leases was attributable to a higher average balance, offset partially by a lower yield on average loans and leases. The tax equivalent yield on average loans and leases decreased slightly to 5.07% for 2022 from 5.08% for 2021 due mainly to higher amortized fees in 2021 resulting from the significant fees from PPP loans in 2021, offset partially by higher market rates in 2022. Amortized fees added approximately 21 basis points to loan yields in 2022 and 38 basis points to loan yields in 2021. The increase in interest income on investment securities was due to a higher average balance and higher yield on average investment securities. The increase in interest expense was due to a higher cost and balance of average interest-bearing liabilities.

The tax equivalent NIM for the year ended December 31, 2022 was 3.49% compared to 3.40% for the year ended December 31, 2021. The increase in the tax equivalent NIM was due mostly to the change in the mix of average interest-earning assets. The change in the mix of average interest-earning assets was due to the increase in the balance of average loans and leases as a percentage of average interest-earning assets from 60% to 70%, the increase in the balance of average investment securities as a percentage of average interest-earning assets from 23% to 24%, and the decrease in the balance of average deposits in financial institutions as a percentage of average interest-earning assets from 17% to 6%. The balance of average loans and leases increased by $6.3 billion, the balance of average investment securities increased by $1.6 billion, and the balance of average deposits in financial institutions declined by $3.5 billion.
The cost of average total deposits increased to 0.59% for the year ended December 31, 2022 from 0.09% for year ended December 31, 2021 due mainly to higher market rates on our deposit products and higher average balances and rates on higher-cost wholesale and brokered time deposits. Average wholesale and brokered time deposits increased by $1.5 billion to $2.8 billion for 2022 from $1.3 billion for 2021.
2021 Compared to 2020
Net interest income increased by $89.3 million to $1.1 billion for the year ended December 31, 2021 compared to $1.0 billion for the year ended December 31, 2020 due mainly to higher income on investment securities attributable to a higher average balance, offset partially by a lower yield combined with lower interest expense due to lower rates paid on deposits, borrowings, and subordinated debt in conjunction with decreased market rates, offset partially by higher average balances for interest-bearing deposits and subordinated debt. The tax equivalent yield on average loans and leases was 5.08% for 2021 compared to 5.18% for 2020 attributable mainly to decreased market rates and the purchases of lower yielding single-family residential mortgage loans primarily in the second half of 2021.
The tax equivalent NIM for the year ended December 31, 2021 was 3.40% compared to 4.05% for the year ended December 31, 2020. The decrease in the tax equivalent NIM was due mostly to the change in the mix of average interest-earning assets and the lower yields on average investment securities and loans and leases, offset partially by lower costs of deposits, borrowings, and subordinated debt. The change in the mix of average interest-earning assets was due to a $3.8 billion increase in average deposits in financial institutions, a $3.3 billion increase in average investment securities, and a $518.3 million increase in average loans and leases. Average loans and leases as a percentage of average interest-earning assets was 60% for 2021 compared to 76% for 2020. Average investment securities as a percentage of average interest-earning assets was 23% for 2021 compared to 17% for 2020. Average deposits in financial institutions as a percentage of average interest-earning assets was 17% for 2021 compared to 7% for 2020.
The cost of average total deposits decreased to 0.09% for the year ended December 31, 2021 from 0.27% for year ended December 31, 2020 due to lower rates paid on deposits in conjunction with decreased market rates.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and held-to-maturity debt securities as well as information regarding credit quality metrics for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2022	(Decrease)	2021	(Decrease)	2020
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for
loan and lease losses	$5,000	$154,500	$(149,500)	$(442,500)	$293,000
Addition to (reduction in) reserve for
unfunded loan commitments	18,000	30,500	(12,500)	(58,500)	46,000
Total loan-related provision	23,000	185,000	(162,000)	(501,000)	339,000
Addition to allowance for held-to-maturity securities	1,500	1,500	—	—	—
Total provision for credit losses	$24,500	$186,500	$(162,000)	$(501,000)	$339,000

Credit Quality Metrics:
Net charge-offs (recoveries) on loans and leases
held for investment (1)	$4,832	$6,715	$(1,883)	$(89,104)	$87,221
Net charge-offs (recoveries) to average
loans and leases	0.02%		(0.01)%		0.45%
At year-end:
Allowance for credit losses	$291,803	$18,168	$273,635	$(160,117)	$433,752
Allowance for credit losses to loans and leases
held for investment	1.02%		1.19%		2.27%
Allowance for credit losses to nonaccrual loans
and leases held for investment	281.2%		447.3%		475.8%
Nonaccrual loans and leases held for investment	$103,778	$42,604	$61,174	$(29,989)	$91,163
Nonaccrual loans and leases held for investment
to loans and leases held for investment	0.36%		0.27%		0.48%
______________________
(1)    See "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the years presented.
Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. The provisions for credit losses on our loans and leases held for investment and held-to-maturity debt securities are based on our allowance methodologies and are expenses that, in our judgment, are required to maintain an adequate allowance for credit losses for both assets held at amortized cost.
2022 Compared to 2021
The provision for credit losses increased by $186.5 million to a provision of $24.5 million for the year ended December 31, 2022 compared to a provision benefit of $162.0 million for the year ended December 31, 2021. During 2022, the $23.0 million loan-related provision was due primarily to the growth in loans and leases and unfunded loan commitments and a less favorable economic forecast offset partially by a decrease in qualitative reserves. We also recorded a $1.5 million provision on held-to-maturity securities related to the $2.3 billion transfer from available-for-sale securities during the second quarter of 2022 and the estimated current expected credit loss on those held-to-maturity securities. During 2021, a provision benefit was recorded as a result of improvement in both macro-economic forecast variables and loan portfolio credit quality metrics offset partially by increased provisions for unfunded loan commitments and loan growth.

2021 Compared to 2020
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
Certain circumstances may lead to increased provisions for credit losses on loans and leases in the future. Examples of such circumstances are an increased amount of classified and/or nonperforming loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions and forecasts. Changes in economic conditions and forecasts include the rate of economic growth, the unemployment rate, the rate of inflation, changes in the general level of interest rates, changes in real estate values, and adverse conditions in borrowers’ businesses.
For information regarding the allowance for credit losses on loans and leases held for investment, see "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment," Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment, and Note 5. Loans and Leases of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
For information regarding the allowance for credit losses on held-to-maturity debt securities, see Note 1(g). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Held-to-Maturity Debt Securities, and Note 4. Investment Securities of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Noninterest Income
The following table summarizes noninterest income by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Income	2022	(Decrease)	2021	(Decrease)	2020
	(In thousands)
Leased equipment income	$50,586	$4,840	$45,746	$2,118	$43,628
Other commissions and fees	43,635	1,348	42,287	1,940	40,347
Service charges on deposit accounts	13,991	722	13,269	2,918	10,351
Gain on sale of loans and leases	518	(1,215)	1,733	(406)	2,139
(Loss) gain on sale of securities	(50,321)	(51,936)	1,615	(11,556)	13,171
Dividends and (losses) gains on equity investments	(3,389)	(26,504)	23,115	8,131	14,984
Warrant income	2,490	(46,851)	49,341	38,732	10,609
Other income	17,317	496	16,821	5,990	10,831
Total noninterest income	$74,827	$(119,100)	$193,927	$47,867	$146,060
2022 Compared to 2021
Noninterest income decreased by $119.1 million to $74.8 million for the year ended December 31, 2022 compared to $193.9 million for the year ended December 31, 2021 due mainly to decreases of $51.9 million in gain on sale of securities, $46.9 million in warrant income, and $26.5 million in dividends and gains on equity investments, with the declines in the latter two items due to decreased capital market activity in 2022 and volatility in equity markets resulting from geopolitical tensions and inflationary pressures. The decrease in gain on sales of securities was due mainly to sales of $1.0 billion in the fourth quarter of 2022 for a net loss of $49.3 million. Such sales were done strategically with proceeds used to pay down FHLB borrowings and to improve the capital and liquidity position of the Bank going forward. The decrease in dividends and gains on equity investments was due primarily to lower gains on sales of equity investments, offset partially by higher fair value gains on equity investments still held. Warrant income decreased due principally to fewer gains from exercised warrants, driven by less capital market activity in 2022.

2021 Compared to 2020
Noninterest income increased by $47.9 million to $193.9 million for the year ended December 31, 2021 compared to $146.1 million for the year ended December 31, 2020 due mainly to increases of $38.7 million in warrant income, $8.1 million in dividends and gains on equity investments, and $6.0 million in other income, offset partially by a decrease of $11.6 million in gain on sale of securities. Warrant income increased due principally to higher gains from exercised warrants, driven by the active capital markets. Dividends and gains on equity investments increased due primarily to higher gains on sales of equity investments and higher income distributions on SBIC investments, offset partially by lower fair value gains on equity investments still held and lower fair value marks on SBIC investments. Other income increased due principally to higher gains from early lease terminations. The decrease in gain on sale of securities resulted from the sale of $365.7 million of securities for a net gain of $1.6 million for 2021 compared to sales of $160.3 million of securities for a net gain of $13.2 million for 2020.
Noninterest Expense
The following table summarizes noninterest expense by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Expense	2022	(Decrease)	2021	(Decrease)	2020
	(In thousands)
Compensation	$406,839	$38,389	$368,450	$96,956	$271,494
Occupancy	60,964	2,542	58,422	867	57,555
Customer related expense	55,273	34,769	20,504	2,972	17,532
Data processing	38,177	7,900	30,277	3,498	26,779
Leased equipment depreciation	35,658	(97)	35,755	6,890	28,865
Other professional services	30,278	8,786	21,492	1,575	19,917
Insurance and assessments	25,486	8,121	17,365	(5,260)	22,625
Loan expense	24,572	7,541	17,031	3,577	13,454
Intangible asset amortization	13,576	842	12,734	(2,019)	14,753
Acquisition, integration and reorganization costs	5,703	(3,712)	9,415	8,355	1,060
Foreclosed assets income, net	(3,737)	(3,524)	(213)	(196)	(17)
Other	51,732	5,547	46,185	6,183	40,002
Total operating expense	744,521	107,104	637,417	123,398	514,019
Goodwill impairment	29,000	29,000	—	(1,470,000)	1,470,000
Total noninterest expense	$773,521	$136,104	$637,417	$(1,346,602)	$1,984,019
2022 Compared to 2021
Noninterest expense increased by $136.10 million to $773.5 million for the year ended December 31, 2022 compared to $637.4 million for the year ended December 31, 2021 due in part to a goodwill impairment charge of $29.0 million incurred in the fourth quarter of 2022 related to Civic. Excluding the goodwill impairment charge, noninterest expense increased by $107.1 million to $744.5 million in 2022. This increase was due mainly to increases of $38.4 million in compensation expense, $34.8 million in customer related expense, $8.8 million in other professional services, and $8.1 million in insurance and assessments. The increase in compensation was due mostly to the incremental expense of the higher headcount in 2022 from the acquired operations of Civic and the HOA Business in 2021, incremental additions to staff in certain business lines, and staff added to support our digital and innovation initiatives. The increase in customer related expense was attributable mainly to higher customer analysis expenses. The increase in other professional services was due mainly to issuance costs of the credit-linked notes transaction in September 2022. The increase in insurance and assessments expense was due to higher FDIC assessment expense attributable to downward trends in core deposits and capital levels in the first half of 2022 resulting in a higher assessment rate.

2021 Compared to 2020
Noninterest expense decreased by $1.35 billion to $637.4 million for the year ended December 31, 2021 compared to $2.0 billion for the year ended December 31, 2020 due mainly to a $1.47 billion goodwill impairment charge incurred in the first quarter of 2020. Excluding the goodwill impairment charge, noninterest expense increased by $123.4 million in 2021 compared to 2020. This increase was due primarily to increases of $97.0 million in compensation expense, $8.4 million in acquisition, integration and reorganization costs, $6.9 million in leased equipment depreciation, and $6.2 million in other expense, offset partially by a $5.3 million decrease in insurance and assessment expense. The increase in compensation expense was due to the incremental compensation expense from 11 months of Civic operations and three months of HOA Business operations in the 2021 period and higher bonus expense, given the operating results in 2021, while the 2020 bonus amounts were below historical levels as a result of the higher provisions for credit losses in 2020. The increase in acquisition, integration, and reorganization costs was due to the costs related to the Civic and HOA Business acquisitions. Leased equipment depreciation increased due to a higher average balance of leased equipment. Other expense increased due mainly to higher legal settlement costs. Insurance and assessment expense decreased due mostly to a decrease in the FDIC assessment rate in 2021 offset partially by a higher assessment base. The assessment rate was higher in 2020 due to the goodwill impairment recorded in the first quarter of 2020 resulting in a higher assessment rate for the next four quarters.
Income Taxes
The effective tax rates were 25.4%, 26.2%, and (6.5)% for the years ended December 31, 2022, 2021, and 2020. Excluding non-deductible goodwill impairment, the effective income tax rate was 24.4% for the year ended December 31, 2020. The decrease in the effective tax rate for 2022 compared to the 26.2% rate for 2021 was due mainly to a change in the apportionment of taxable income for state taxes in 2022. The increase in the effective tax rate for 2021 compared to the 24.4% rate for 2020 was due primarily to a change in the apportionment of taxable income for state taxes in 2021 and a tax benefit recorded in 2020 for amended state returns. The Company's 2022 blended statutory tax rate for federal and state was 27.4%. For further information on income taxes, see Note 17. Income Taxes of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Results of Segment Operations
A description of the business activities and the methodologies used to measure financial performance is described in Note 25. Business Segments in the accompanying notes to consolidated financial statements elsewhere in this report. Net income (loss) by reportable operating segment is presented below.
Commercial Banking
Net income for 2022 decreased by $188.7 million to $428.6 million compared to $617.3 million in 2021. The decrease in net income was primarily due to an increase in the provision for credit losses of $180.0 million in 2022 from a provision benefit of $168.9 million in 2021 to an $11.1 million provision for credit losses in 2022. The large provision benefit in 2021 was due to the releasing of reserves which were initially established at the beginning of the COVID-19 pandemic in 2020, but were reversed in 2021 when pandemic-related losses did not occur.
Civic
The net loss for 2022 decreased by $5.4 million to $4.9 million compared to a $10.3 million net loss in 2021. The decrease was primarily due to a $77.7 million increase in net interest income after provision for credit losses offset partially by a $63.9 million increase in noninterest expense, a $1.9 million increase in income tax expense, and a $6.5 million decrease in noninterest income.
The $77.7 million increase in net interest income after provision for credit losses was primarily due to the significant increase in the average balance of the Civic loan portfolio. The loan portfolio balance was $3.3 billion at December 31, 2022, compared to $1.4 billion at December 31, 2021.

The $63.9 million increase in noninterest expense was due to the growth of the Civic operations and loan portfolio during 2022 and was primarily due to a $22.0 million increase in compensation expense and a $29.0 million goodwill impairment recorded in 2022 due to plans to restructure the Civic operations. This restructuring involves reducing the number of loan products offered, reducing loan growth compared to 2022 levels, and transferring the management of most Civic functions to Bank executives, which will result in a reduction of Civic's headcount and is expected to improve efficiencies, profitability and the risk profile of Civic.
Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	December 31,
	2022			2021			2020
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$2,242,042	46%	7.6	$2,898,210	27%	2.9	$341,074	7%	1.9
U.S. Treasury securities	670,070	14%	4.9	966,898	9%	6.6	5,302	—%	1.3
Agency commercial MBS	487,606	10%	4.7	1,688,967	16%	5.2	1,281,877	24%	3.2
Agency residential CMOs	457,063	9%	4.4	1,038,134	10%	3.2	1,219,880	23%	2.7
Municipal securities	339,326	7%	5.6	2,315,968	22%	7.7	1,531,617	29%	8.2
Corporate debt securities	311,905	7%	2.7	527,094	5%	4.2	311,889	6%	3.7
Private label residential CMOs	166,724	4%	5.6	264,417	2%	3.9	116,946	2%	2.1
Collateralized loan obligations	102,261	2%	—	385,362	4%	0.1	135,876	3%	—
Private label commercial MBS	26,827	1%	2.3	450,217	4%	7.5	82,957	2%	1.8
Asset-backed securities	22,413	—%	—	129,547	1%	0.1	166,546	3%	0.1
SBA securities	17,250	—%	2.5	29,644	—%	3.7	41,627	1%	3.2
Total securities
available-for-sale	$4,843,487	100%	5.9	$10,694,458	100%	4.8	$5,235,591	100%	4.3
Effective June 1, 2022, the Company transferred $2.3 billion in fair value of municipal securities, agency commercial MBS, private label commercial MBS, U.S. Treasury securities, and corporate debt securities from available-for-sale to held-to-maturity. The unrealized losses on the transferred securities are being amortized over the expected remaining life of the securities in a manner consistent with the amortization of a premium or discount.

The following table presents the geographic composition of the majority of our municipal securities available-for-sale portfolio as of the date indicated:

	December 31, 2022
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
Texas	$118,243	35%
California	63,070	19%
Oregon	32,770	10%
Washington	23,173	7%
Minnesota	20,379	6%
Delaware	18,642	5%
Florida	17,653	5%
Wisconsin	12,393	3%
Rhode Island	10,489	3%
Iowa	6,733	2%
Total of ten largest states	323,545	95%
All other states	15,781	5%
Total municipal securities available-for-sale	$339,326	100%

The following table presents a summary of contractual rates and contractual maturities of our securities available‑for‑sale as of the date indicated:

			Due After		Due After
	Due		One Year		Five Years
	Within		Through		Through		Due After
	One Year		Five Years		Ten Years		Ten Years		Total
	Fair		Fair		Fair		Fair		Fair
December 31, 2022	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)
	(Dollars in thousands)
Agency residential MBS	$—	0.00%	$—	0.00%	$—	0.00%	$2,242,042	3.18%	$2,242,042	3.18%
U.S. Treasury securities	4,972	2.77%	—	0.00%	665,098	1.34%	—	0.00%	670,070	1.35%
Agency commercial MBS	—	0.00%	192,142	3.07%	277,940	2.65%	17,524	3.69%	487,606	2.85%
Agency residential CMOs	—	0.00%	—	0.00%	155,835	2.83%	301,228	3.32%	457,063	3.15%
Municipal securities	3,680	3.25%	38,147	2.04%	276,878	3.10%	20,621	4.38%	339,326	3.06%
Corporate debt securities	—	0.00%	5,006	6.99%	306,899	5.00%	—	0.00%	311,905	5.03%
Private label residential CMOs	—	0.00%	—	0.00%	—	0.00%	166,724	3.17%	166,724	3.17%
Collateralized loan obligations	—	0.00%	—	0.00%	66,580	6.61%	35,681	6.62%	102,261	6.61%
Private label commercial MBS	—	0.00%	—	0.00%	—	0.00%	26,827	3.16%	26,827	3.16%
Asset-backed securities	—	0.00%	—	0.00%	—	0.00%	22,413	5.68%	22,413	5.68%
SBA securities	3,965	3.03%	—	0.00%	—	0.00%	13,285	3.18%	17,250	3.15%
Total securities
available-for-sale	$12,617	2.99%	$235,295	2.99%	$1,749,230	2.80%	$2,846,345	3.27%	$4,843,487	3.09%
_______________________________________
(1)    Rates presented are weighted average rates. Rates on tax-exempt securities are contractual rates and are not presented on a tax-equivalent basis.

Securities Held-to-Maturity
The following table presents the composition and durations of our securities held-to-maturity as of the dates indicated:

	December 31, 2022
	Amortized	% of	Duration
Security Type	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,243,443	55%	9.0
Agency commercial MBS	427,411	19%	7.5
Private label commercial MBS	345,825	15%	7.1
U.S. Treasury securities	184,162	8%	7.5
Corporate debt securities	69,794	3%	5.8
Total securities held-to-maturity	$2,270,635	100%	8.2
The following table shows the geographic composition of the majority of our held-to-maturity municipal securities portfolio as of the date indicated:

	December 31, 2022
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$307,759	25%
Texas	275,306	22%
Washington	190,295	15%
Oregon	77,921	6%
Maryland	64,955	5%
Georgia	55,398	4%
Colorado	49,230	4%
Minnesota	35,249	3%
Tennessee	30,836	3%
Florida	21,978	2%
Total of ten largest states	1,108,927	89%
All other states	134,516	11%
Total municipal securities held-to-maturity	$1,243,443	100%

The following table presents a summary of contractual rates and contractual maturities of our securities held-to-maturity as of the date indicated:

			Due After		Due After
	Due		One Year		Five Years
	Within		Through		Through		Due After
	One Year		Five Years		Ten Years		Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
December 31, 2022	Cost	Rate(1)	Cost	Rate(1)	Cost	Rate(1)	Cost	Rate(1)	Cost	Rate(1)
	(Dollars in thousands)
Municipal securities	$—	—%	$—	—%	$336,321	2.12%	$907,122	3.48%	$1,243,443	3.11%
Agency commercial MBS	—	—%	—	—%	406,193	2.02%	21,218	3.16%	427,411	2.08%
Private label commercial MBS	—	—%	—	—%	35,985	3.03%	309,840	2.82%	345,825	2.84%
U.S. Treasury securities	—	—%	—	—%	184,162	1.28%	—	—%	184,162	1.28%
Corporate debt securities	—	—%	—	—%	—	—%	69,794	5.12%	69,794	5.12%
Total securities
held-to-maturity	$—	—%	$—	—%	$962,661	1.95%	$1,307,974	3.40%	$2,270,635	2.79%
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

	December 31,
	2022		2021		2020
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$2,537,629	9%	$2,545,517	11%	$2,924,966	15%
SBA program	621,187	2%	623,579	3%	599,788	3%
Hotel	688,015	2%	593,203	3%	571,917	3%
Total commercial real estate mortgage	3,846,831	13%	3,762,299	17%	4,096,671	21%
Multi-family	5,607,865	20%	3,916,317	17%	3,611,223	19%
Residential mortgage	2,902,088	10%	2,449,693	11%	84,808	—%
Investor-owned residential	2,886,828	10%	1,050,411	4%	107,234	1%
Total residential real estate mortgage	11,396,781	40%	7,416,421	32%	3,803,265	20%
Total real estate mortgage	15,243,612	53%	11,178,720	49%	7,899,936	41%
Real Estate Construction and Land:
Commercial real estate construction and land	898,592	3%	832,591	4%	1,117,121	6%
Residential construction	3,253,580	11%	2,182,091	9%	2,031,676	11%
Construction - renovation	486,712	2%	422,445	2%	211,484	1%
Total residential real estate construction and land	3,740,292	13%	2,604,536	11%	2,243,160	12%
Total real estate construction and land (1)	4,638,884	16%	3,437,127	15%	3,360,281	18%
Total real estate	19,882,496	69%	14,615,847	64%	11,260,217	59%
Commercial:
Lender finance	3,172,814	11%	2,617,712	11%	2,095,963	11%
Equipment finance	908,141	3%	681,266	3%	700,042	4%
Premium finance	861,006	3%	586,267	3%	438,761	2%
Other asset-based	198,248	1%	190,232	1%	194,517	1%
Total asset-based	5,140,209	18%	4,075,477	18%	3,429,283	18%
Equity fund loans	1,356,428	5%	1,707,143	7%	1,032,718	5%
Venture lending	676,874	2%	613,450	3%	665,790	4%
Total venture capital	2,033,302	7%	2,320,593	10%	1,698,508	9%
Secured business loans	347,660	1%	486,088	2%	430,263	2%
Paycheck Protection Program	10,192	—%	156,699	1%	1,057,422	5%
Other lending	750,599	3%	829,194	3%	887,429	5%
Total other commercial	1,108,451	4%	1,471,981	6%	2,375,114	12%
Total commercial	8,281,962	29%	7,868,051	34%	7,502,905	39%
Consumer	444,671	2%	457,650	2%	320,255	2%
Total loans and leases held for investment,
net of deferred fees	$28,609,129	100%	$22,941,548	100%	$19,083,377	100%

Total unfunded loan commitments	$11,110,264		$9,006,350		$7,601,390
________________________________
(1)    Includes $153.5 million, $151.8 million, and $167.1 million, at December 31, 2022, 2021, and 2020 of land acquisition and development loans.

Our loan portfolio segments of real estate mortgage loans, real estate construction and land loans, and commercial loans comprised 53%, 16%, and 29% of our total loans and leases held for investment at December 31, 2022, compared to 49%, 15%, and 34% at December 31, 2021, respectively.
The changes during 2022 in the portfolio classes comprising these portfolio segments reflected the following:
•Commercial real estate mortgage loans increased by 2% to $3.85 billion or 13% of total loans and leases held for investment at December 31, 2022 from $3.76 billion or 17% at December 31, 2021. The higher balance was attributable primarily to the balance of hotel loans increasing by 16% to $688.0 million at December 31, 2022 from $593.2 million at December 31, 2021.
•Residential real estate mortgage loans increased by 54% to $11.4 billion or 40% of total loans and leases held for investment at December 31, 2022 from $7.4 billion or 32% at December 31, 2021. The increase was attributable primarily to investor-owned residential loans increasing by $1.8 billion or 175% and multi-family loans increasing by $1.7 billion or 43%. Investor-owned residential loans are Civic loans secured primarily by single-family residential properties, most of which are held by the borrower for rent. Such loans increased during 2022 due to higher loan origination activity.
•Commercial real estate construction and land loans increased by 8% to $898.6 million or 3% of total loans and leases held for investment at December 31, 2022 from $832.6 million or 4% at December 31, 2021.
•Residential real estate construction and land loans increased by 44% to $3.7 billion or 13% of total loans and leases held for investment at December 31, 2022 from $2.6 billion or 11% at December 31, 2021. The increase was attributable primarily to residential construction loans increasing by $1.1 billion or 49%. Residential construction loans are loans secured mainly by projects to construct multi-family properties. Such loans increased because advances under new and existing construction commitments exceeded the amount of construction loans fully repaid during 2022.
•Asset-based loans and leases increased by 26% to $5.1 billion or 18% of total loans and leases held for investment at December 31, 2022 from $4.1 billion or 18% at December 31, 2021. The higher balance was attributable primarily to the balance of lender finance loans increasing by 21% to $3.2 billion at December 31, 2022 from $2.6 billion at December 31, 2021.
•Venture capital loans decreased by 12% to $2.0 billion or 7% of total loans and leases held for investment at December 31, 2022 from $2.3 billion or 10% at December 31, 2021. The lower balance and composition ratio was attributable primarily to lower equity fund loans. Equity fund loans decreased to $1.4 billion at December 31, 2022 from $1.7 billion at December 31, 2021 attributable to less venture capital activity during 2022 than 2021.
•Other commercial loans decreased by 25% to $1.1 billion or 4% of total loans and leases held for investment at December 31, 2022 from $1.5 billion or 6% at December 31, 2021. The lower balance and composition ratio was attributable primarily to the balance of Paycheck Protection Program ("PPP") loans decreasing by 93% to $10.2 million at December 31, 2022 from $156.7 million at December 31, 2021. Additionally, secured business loans decreased by $138.4 million or 28% during 2022.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top ten states and all other states combined (in the order presented for the current year-end) as of the dates indicated:

	December 31,
	2022		2021
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$10,832,550	55%	$8,916,633	61%
Florida	1,360,163	7%	556,057	4%
Colorado	1,029,284	5%	721,343	5%
Texas	933,280	5%	392,836	3%
Washington	689,873	3%	500,836	3%
New York	666,238	3%	675,948	5%
Arizona	572,951	3%	253,289	2%
Nevada	511,485	3%	346,838	2%
Oregon	442,353	2%	375,223	3%
Georgia	361,577	2%	203,360	1%
Total of 10 largest states	17,399,754	88%	12,942,363	89%
All other states	2,482,742	12%	1,673,484	11%
Total real estate loans held for investment, net of deferred fees	$19,882,496	100%	$14,615,847	100%
At December 31, 2022 and 2021, 55% and 61% of our real estate loans were collateralized by property located in California because our full-service branches and our community banking activities are primarily located in California. The increase in real estate loans in Florida was attributable mainly increases in multi-family loans and Civic investor-owned residential loans. The increase in real estate loans in Colorado reflects the growth from our Denver branch, which we opened in November 2019.

The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the years indicated:

Roll Forward of Loans and Leases Held for Investment,	Year Ended December 31,
Net of Deferred Fees (1)	2022	2021	2020
	(Dollars in thousands)
Balance, beginning of year	$22,941,548	$19,083,377	$18,846,872
Additions:
Production	8,435,396	9,054,767	4,243,538
Disbursements	7,058,553	5,952,158	5,159,912
Total production and disbursements	15,493,949	15,006,925	9,403,450
Reductions:
Payoffs	(4,909,797)	(7,337,296)	(3,738,754)
Paydowns	(4,755,033)	(3,728,950)	(5,193,848)
Total payoffs and paydowns	(9,664,830)	(11,066,246)	(8,932,602)
Sales	(63,263)	(117,263)	(125,999)
Transfers to foreclosed assets	(7,985)	(1,062)	(14,755)
Charge-offs	(14,037)	(10,715)	(93,589)
Transfers to loans held for sale	(76,253)	(25,554)	—
Total reductions	(9,826,368)	(11,220,840)	(9,166,945)
Loans acquired through acquisition	—	72,086	—
Net increase	5,667,581	3,858,171	236,505
Balance, end of year	$28,609,129	$22,941,548	$19,083,377

Weighted average rate on production (2)	5.24%	4.19%	3.57%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 21 basis points to loan yields in 2022, 38 basis points to loan yields in 2021, and 25 basis points to loan yields in 2020.

Loan and Lease Interest Rate Sensitivity
The following table presents contractual maturity information for loans and leases held for investment, net of deferred fees, as of the date indicated:

		Due After
	Due	One Year	Due After
	Within	Through	Five to	Due After
December 31, 2022	One Year	Five Years	15 Years	15 Years	Total
	(In thousands)
Real estate mortgage	$1,403,839	$2,538,984	$2,541,650	$8,759,139	$15,243,612
Real estate construction and land	1,849,788	2,202,837	52,180	534,079	4,638,884
Commercial	2,172,555	4,899,051	1,003,784	206,572	8,281,962
Consumer	9,896	49,129	204,898	180,748	444,671
Total loans and leases held for
investment, net of deferred fees	$5,436,078	$9,690,001	$3,802,512	$9,680,538	$28,609,129

At December 31, 2022, we had $5.4 billion of loans and leases held for investment due to mature over the next twelve months. For any of these loans and leases held for investment, in the event that we provide a concession through a refinance or modification that we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered TDRs even though the loans have performed in accordance with their contractual terms. The circumstances regarding any modifications and a borrower's specific situation, such as its ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a contractual loan renewal or loan extension constitutes a TDR. Higher levels of TDRs may result in increases in classified loans and credit loss provisions.
The following table presents the interest rate profile of loans and leases held for investment, net of deferred fees, due after one year as of the date indicated:

	Due After One Year
	Fixed	Variable
December 31, 2022	Rate	Rate	Total
	(In thousands)
Real estate mortgage	$5,715,806	$8,123,967	$13,839,773
Real estate construction and land	1,004,336	1,784,760	2,789,096
Commercial	2,075,575	4,033,832	6,109,407
Consumer	419,990	14,785	434,775
Total loans and leases held for investment, net of deferred fees	$9,215,707	$13,957,344	$23,173,051
For information regarding our variable-rate loans subject to interest rate floors, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Allowance for Credit Losses on Loans and Leases Held for Investment
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans and leases does not include accrued interest receivable, which is included in "Other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statement of earnings (loss) is a combination of the provision for loan and lease losses, the provision for unfunded loan commitments, and the provision for held-to-maturity debt securities.
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
For further information regarding the calculation of the allowance for credit losses on loans and leases held for investment using the CECL methodology, see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
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

During the second half of 2022, we switched from using the Moody’s Consensus Forecast scenario to using a multiple scenario approach primarily to better address the inherent forecast uncertainty in calculating quantitative reserves. In the fourth quarter, we used the Moody’s December 2022 Baseline and S3 Downside 90th Percentile forecast scenarios for the calculation of our quantitative component. The weightings of the scenarios were based on management’s current expectation for a mild near-term recession, while acknowledging inherent uncertainty, with less weighting assigned to the S3 Downside scenario. Additionally, in order to consider the impact of rising interest rates, the prepayment rates applied in the quantitative calculation were reduced based on the slowing trend of loan payoffs and paydowns since the Federal Reserve began increasing interest rates in March 2022. The fourth quarter economic forecasts were generally less favorable compared to the prior quarters resulting in an increase to the allowance for credit losses partially offset by reductions in pandemic-specific qualitative adjustments.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. During the first quarter of 2021, we added qualitative components that were based on management’s assessment of various qualitative factors such as economic conditions and collateral dependency. These qualitative components were primarily related to certain loan portfolios including hotels, retail, and office properties that were more directly affected by the COVID-19 pandemic and may react more slowly to the improvements in the general economic conditions. These sectors may see a slower economic recovery to pre-pandemic levels due to changes in consumer behavior such as less business travel due to more virtual meetings, more online shopping versus in person shopping, or the potential for more permanent shifts to remote or hybrid working arrangements. Additionally, small businesses in these sectors may face greater challenges once debt relief and PPP funding is exhausted. Throughout 2021, these qualitative adjustments were updated based on evolving forecasts of property values and the pace of recovery for small businesses. During 2022, forecasted property values for hotels and retail properties improved, partially offset by property value declines in office, and the outlook for small businesses improved. Therefore, our pandemic-specific qualitative adjustments were decreased.
The increases in the quantitative reserve for net growth in loans and leases and deterioration of the economic forecast were offset partially by decreases in pandemic-specific qualitative adjustments and, as a result, a $23.0 million loan-related provision for credit losses was recognized in 2022. The loan-related allowance for credit losses as a percentage of loans and leases held for investment decreased during 2022 due to loan growth in lending areas with lower credit risk and is consistent with stable credit quality and minimal charge-offs.
The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions on certain assumptions. We calculated alternative values for our December 31, 2022 allowance for credit losses using various alternative forecast scenarios including the Moody's S1 Upside 10th Percentile and S3 Downside 90th Percentile forecasts and the calculated amounts for the quantitative component differed from the probability-weighted multiple scenario forecast ranging from lower by 7.06% to higher by 24.02%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	December 31,
Allowance for Credit Losses Data	2022	2021	2020
	(Dollars in thousands)
Allowance for loan and lease losses	$200,732	$200,564	$348,181
Reserve for unfunded loan commitments	91,071	73,071	85,571
Total allowance for credit losses	$291,803	$273,635	$433,752

Allowance for credit losses to loans and leases held for investment	1.02%	1.19%	2.27%
Allowance for credit losses to nonaccrual loans and leases held for investment	281.2%	447.3%	475.8%
The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Roll Forward	2022	2021	2020
	(Dollars in thousands)
Balance, beginning of year	$273,635	$433,752	$174,646
Cumulative effect of change in accounting
principle - CECL, as of January 1, 2020:
Allowance for loan and lease losses	—	—	3,617
Reserve for unfunded loan commitments	—	—	3,710
Total cumulative effect	—	—	7,327
Provision for credit losses:
Addition to (reduction in) allowance for loan and lease losses	5,000	(149,500)	293,000
Addition to (reduction in) addition to reserve for unfunded loan commitments	18,000	(12,500)	46,000
Total provision for credit losses	23,000	(162,000)	339,000
Loans and leases charged off:
Real estate mortgage	(3,625)	(1,135)	(10,686)
Real estate construction and land	(1,431)	(775)	—
Commercial	(6,817)	(7,298)	(82,105)
Consumer	(2,164)	(1,507)	(798)
Total loans and leases charged off	(14,037)	(10,715)	(93,589)
Recoveries on loans charged off:
Real estate mortgage	1,748	6,767	617
Real estate construction and land	178	—	21
Commercial	7,163	5,711	5,529
Consumer	116	120	201
Total recoveries on loans charged off	9,205	12,598	6,368
Net (charge-offs) recoveries	(4,832)	1,883	(87,221)
Balance, end of year	$291,803	$273,635	$433,752

Net charge-offs (recoveries) to average loans and leases	0.02%	(0.01)%	0.45%

The following table presents net charge-offs, average loan balance, and ratio of net charge-offs to average loans by loan portfolio segment for the years indicated:

	Year Ended December 31,
Ratio of Net Charge-offs to Average Loans	2022	2021	2020
	(Dollars in thousands)
Real Estate Mortgage:
Net charge-offs (recoveries)	$1,877	$(5,632)	$10,069
Average loan balance	$13,328,403	$9,119,963	$7,942,883
Ratio of net charge-offs (recoveries) to average loans	0.01%	(0.06)%	0.13%

Real Estate Construction and Land:
Net charge-offs (recoveries)	$1,253	$775	$(21)
Average loan balance	$4,010,811	$3,396,145	$3,148,522
Ratio of net charge-offs to average loans	0.03%	0.02%	—%

Commercial:
Net (recoveries) charge-offs	$(346)	$1,587	$76,576
Average loan balance	$8,202,539	$7,310,253	$7,794,969
Ratio of net charge-offs to average loans	—%	0.02%	0.98%

Consumer:
Net charge-offs	$2,048	$1,387	$597
Average loan balance	$471,032	$377,927	$392,904
Ratio of net charge-offs to average loans	0.43%	0.37%	0.15%
Net charge-offs in 2022 were $4.8 million compared to net recoveries of $1.9 million in 2021. This change was due primarily to the real estate mortgage portfolio segment going from net recoveries of $5.6 million in 2021 to net charge-offs of $1.9 million in 2022.
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

The following table presents charge-offs by loan portfolio segment, class, and subclass for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Charge-offs	2022	2021	2020
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$2,258	$—	$8,987
SBA program	417	622	769
Hotel	55	343	422
Total commercial real estate mortgage	2,730	965	10,178
Multi-family	—	56	—
Residential mortgage	81	—	508
Investor-owned residential	814	114	—
Total residential real estate mortgage	895	170	508
Total real estate mortgage	3,625	1,135	10,686
Real Estate Construction and Land:
Commercial real estate construction and land	—	775	—
Residential construction	—	—	—
Construction - renovation	1,431	—	—
Total real estate construction and land	1,431	—	—
Commercial:
Lender finance	—	232	—
Equipment finance	—	—	11,817
Other asset-based	750	—	—
Premium finance	—	—	—
Total asset-based	750	232	11,817
Equity fund loans	—	—	—
Venture lending	940	620	6,819
Total venture capital	940	620	6,819
Secured business loans	479	210	—
Paycheck Protection Program	—	—	—
Other lending	4,648	6,236	63,469
Total other commercial	5,127	6,446	63,469
Total commercial	6,817	7,298	82,105
Consumer	2,164	1,507	798
Total charge-offs	$14,037	$10,715	$93,589
Construction - renovation and investor-owned residential gross charge-offs increased in 2022 due to charge-offs related to Civic loans as this portfolio becomes more seasoned.
Commercial real estate mortgage gross charge-offs decreased to $1.0 million for the year ended December 31, 2021 from $10.2 million for the year ended December 31, 2020. The 2020 amount included $8.2 million of gross charge-offs related to two retail properties that were adversely affected by pandemic-related business closures.
Asset-based charge-offs decreased to $0.2 million for the year ended December 31, 2021 from $11.8 million for the year ended December 31, 2020. The 2020 amount included an $11.8 million gross charge-off in the equipment finance subclass related to a single loan.
Venture capital gross charge-offs decreased to $0.6 million for the year ended December 31, 2021 from $6.8 million for the year ended December 31, 2020. The 2020 amount included one loan for $6.5 million.

Other commercial gross charge-offs decreased to $6.4 million for the year ended December 31, 2021 from $63.5 million for the year ended December 31, 2020. The 2020 amount included $59.6 million for five security monitoring loans, representing 64% of total gross charge-offs for 2020.
The following table presents recoveries by loan portfolio segment, class, and subclass for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Recoveries	2022	2021	2020
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$1,204	$5,384	$121
SBA program	281	697	168
Hotel	—	—	—
Total commercial real estate mortgage	1,485	6,081	289
Multi-family	4	—	—
Residential mortgage	234	658	328
Investor-owned residential	25	28	—
Total residential real estate mortgage	263	686	328
Total real estate mortgage	1,748	6,767	617
Real Estate Construction and Land:
Commercial real estate construction and land	178	—	—
Residential construction	—	—	21
Construction - renovation	—	—	—
Total real estate construction and land	—	—	21
Commercial:
Lender finance	—	3	—
Equipment finance	163	263	286
Other asset-based	539	453	422
Premium finance	—	—	—
Total asset-based	702	719	708
Equity fund loans	—	—	—
Venture lending	923	404	1,261
Total venture capital	923	404	1,261
Secured business loans	178	2,402	374
Paycheck Protection Program	—	—	—
Other lending	5,360	2,186	3,186
Total other commercial	5,538	4,588	3,560
Total commercial	7,163	5,711	5,529
Consumer	116	120	201
Total recoveries	$9,205	$12,598	$6,368

The following table presents the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment as of the dates indicated:

	Allocation of the Allowance for Loan and Lease Losses by Portfolio Segment
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2022
Allowance for loan and lease losses	$86,647	$52,982	$52,849	$8,254	$200,732
% of loans to total loans	53%	16%	29%	2%	100%
December 31, 2021
Allowance for loan and lease losses	$98,053	$45,079	$48,718	$8,714	$200,564
% of loans to total loans	49%	15%	34%	2%	100%
December 31, 2020
Allowance for loan and lease losses	$138,342	$78,356	$126,403	$5,080	$348,181
% of loans to total loans	41%	18%	39%	2%	100%
The allowance for loan and lease losses attributable to real estate mortgage loans was $86.6 million and $98.1 million at December 31, 2022 and 2021. As ratios to real estate mortgage loans at those dates, these percentages were 0.57% and 0.88%. The ratio decrease was primarily due to an increase in loan balances with lower credit risks.
The allowance for loan and lease losses attributable to real estate construction and land loans was $53.0 million and $45.1 million at December 31, 2022 and 2021. As ratios to real estate construction and land loans at those dates, these percentages were 1.14% and 1.31%. The ratio decrease was primarily due to an increase in loan balances with lower credit risks.
The allowance for loan and lease losses attributable to commercial loans and leases was $52.8 million and $48.7 million at December 31, 2022 and 2021. As ratios to commercial loans and leases at those dates, these percentages were 0.64% and 0.62%. The ratio increase was due to a higher allowance for loan losses as a result of deterioration in the economic forecasts.

Deposits
    The following table presents a summary of our average deposit amounts and average rates paid during the years indicated:

	Year Ended December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
Deposit Composition	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest checking	$6,851,831	0.97%	$7,198,646	0.12%	$4,394,742	0.29%
Money market	10,601,028	0.90%	8,843,122	0.15%	6,547,027	0.29%
Savings	639,720	0.03%	606,741	0.02%	538,985	0.05%
Time	2,540,426	1.51%	1,471,963	0.40%	2,169,324	1.26%
Total interest-bearing deposits	20,633,005	0.97%	18,120,472	0.15%	13,650,078	0.44%
Noninterest-bearing demand	13,601,766	—	12,110,193	—	8,517,281	—
Total deposits	$34,234,771	0.59%	$30,230,665	0.09%	$22,167,359	0.27%
The following table presents the balance of each major category of deposits as of the dates indicated:

	December 31,
	2022		2021		2020
		% of		% of		% of
Deposit Composition	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$11,212,357	33%	$14,543,133	41%	$9,193,827	37%
Interest checking	6,990,377	20%	7,319,898	21%	5,974,910	24%
Money market	7,780,758	23%	10,241,265	29%	6,532,917	26%
Savings	577,637	2%	630,653	2%	562,826	2%
Total core deposits	26,561,129	78%	32,734,949	93%	22,264,480	89%
Wholesale non-maturity deposits	2,637,362	8%	889,976	3%	1,149,467	5%
Total non-maturity deposits	29,198,491	86%	33,624,925	96%	23,413,947	94%
Retail time deposits	2,434,414	7%	1,177,147	3%	1,331,022	5%
Brokered time deposits	2,303,429	7%	195,685	1%	195,748	1%
Total time deposits	4,737,843	14%	1,372,832	4%	1,526,770	6%
Total deposits	$33,936,334	100%	$34,997,757	100%	$24,940,717	100%

Estimated uninsured deposits	$17,811,689		$22,479,674		$15,241,530
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	December 31,
Time Deposits	2022	2021	2020
	(In thousands)
Time deposits $250,000 and under	$3,198,434	$885,938	$994,197
Time deposits over $250,000	1,539,409	486,894	532,573
Total time deposits	$4,737,843	$1,372,832	$1,526,770

During 2022, total deposits decreased by $1.1 billion, or 3%, to $33.9 billion at December 31, 2022, due primarily to a decrease of $6.2 billion in core deposits, offset partially by increases of $3.4 billion in time deposits and $1.7 billion in wholesale non-maturity deposits. The decrease in core deposits by component was due to decreases of $3.3 billion in noninterest-bearing demand deposits, $2.5 billion in money market deposits, $329.5 million in interest checking deposits, and $53.0 million in savings deposits. This decrease in core deposits was primarily related to a $4.2 billion decrease in deposits related to our venture banking clients. At December 31, 2022, core deposits totaled $26.6 billion, or 78% of total deposits, including $11.2 billion of noninterest-bearing demand deposits, or 33% of total deposits. Our deposit base is also diversified by client type. As of December 31, 2022, no individual depositor represented more than 1.5% of our total deposits, and our top ten depositors represented 9.1% of our total deposits.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2022	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$864,023	$390,249	$1,254,272
Due in over three months through six months	735,959	426,382	1,162,341
Due in over six months through 12 months	1,149,048	564,340	1,713,388
Total due within 12 months	2,749,030	1,380,971	4,130,001
Due in over 12 months through 24 months	386,958	153,281	540,239
Due in over 24 months	62,446	5,157	67,603
Total due over 12 months	449,404	158,438	607,842
Total	$3,198,434	$1,539,409	$4,737,843
The following table summarizes the maturities of estimated uninsured time deposits as of the date indicated:

Uninsured
Time
December 31, 2022	Deposits
(In thousands)
Maturities:
Due in three months or less	$364,800
Due in over three months through six months	390,055
Due in over six months through 12 months	477,868
Total due within 12 months	1,232,723
Total due over 12 months	132,104
Total	$1,364,827
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our SEC registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At December 31, 2022, total off-balance sheet client investment funds were $1.4 billion of which $0.9 billion was managed by PWAM. At December 31, 2021, total off-balance sheet client investment funds were $1.4 billion, of which $0.9 billion was managed by PWAM.

Borrowings and Subordinated Debt
The Bank has various available lines of credit. These include the ability to borrow funds from time to time on a long‑term, short‑term, or overnight basis from the FHLB, the FRBSF, or other financial institutions. The maximum amount that the Bank could borrow under its secured credit line with the FHLB at December 31, 2022 was $5.8 billion, of which $4.5 billion was available on that date. The maximum amount that the Bank could borrow under its secured credit line with the FRBSF at December 31, 2022 was $2.5 billion, all of which was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $7.0 billion of certain qualifying loans and $2.1 billion of securities. The FRBSF secured credit line was collateralized by liens on $3.1 billion of qualifying loans. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the borrowing of overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of December 31, 2022, there was $112.0 million balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2022, the Bank had $250.0 million of overnight borrowings through the AFX.
On September 29, 2022, the Bank completed a credit-linked notes transaction. The notes were issued and sold at par and had an aggregate principal amount of $132.8 million with net proceeds of approximately $128.7 million and are due June 27, 2052. The notes are linked to the credit risk of an approximately $2.66 billion reference pool of previously purchased single-family residential mortgage loans. The notes were issued in five classes with a blended rate on the notes of SOFR plus 11%. The transaction results in a lower risk-weighting on the reference pool of loans for regulatory capital purposes. The credit-linked notes are reported at fair value and had a balance of $132.0 million at December 31, 2022. See Note 15. Fair Value Option for more information regarding the credit-linked notes.
The following table presents information on our borrowings as of the dates indicated:

	December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
Borrowings	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured short-term advances	$1,270,000	4.62%	$—	—%	$5,000	—%
FHLB unsecured overnight advance	112,000	4.37%	—	—%	—	—%
AFX short-term borrowings	250,000	4.68%	—	—%	—	—%
Credit-linked notes	132,030	14.56%	—	—%	—	—%
Total borrowings	$1,764,030	5.36%	$—	—%	$5,000	—%
Averages for the year:
Total borrowings	$961,601	2.67%	$231,099	0.27%	$825,681	0.99%

The following table presents summary information on our subordinated debt as of the dates indicated:

	December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
Subordinated Debt	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Gross subordinated debt:
With no unamortized acquisition discount
or unamortized issuance costs	$135,055	7.01%	$135,055	2.58%	$135,055	2.63%
With unamortized acquisition discount
or unamortized issuance costs	804,325	4.76%	806,039	2.65%	408,220	2.11%
Total gross subordinated debt	939,380	5.08%	941,094	2.64%	543,275	2.24%
Unamortized issuance costs	(4,866)		(5,366)		—
Unamortized acquisition discount	(67,427)		(72,445)		(77,463)
Net subordinated debt	$867,087		$863,283		$465,812
Averages for the year:
Net subordinated debt	$863,883	4.59%	$733,163	3.61%	$461,059	4.58%
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

	December 31,
	2022	2021	2020
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$103,778	$61,174	$91,163
Accruing loans contractually past due 90 days or more	—	—	—
Foreclosed assets, net	5,022	12,843	14,027
Total nonperforming assets	$108,800	$74,017	$105,190

Performing TDRs held for investment	$7,141	$24,430	$14,254
Classified loans and leases held for investment	$118,271	$116,104	$265,262
Special mention loans and leases held for investment	$566,259	$391,611	$721,285
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.36%	0.27%	0.48%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.38%	0.32%	0.55%
Allowance for credit losses to nonaccrual loans and leases
held for investment	281.20%	447.31%	475.80%
Classified loans and leases held for investment to
loans and leases held for investment	0.41%	0.51%	1.39%
Special mention loans and leases held for investment to
loans and leases held for investment	1.98%	1.71%	3.78%
Nonaccrual Loans and Leases Held for Investment
During 2022, nonaccrual loans and leases held for investment increased by $42.6 million to $103.8 million at December 31, 2022 due mainly to $136.6 million in additions, offset partially by principal payments and other reductions of $77.5 million, transfers to accrual status of $8.3 million, and charge-offs of $8.2 million. As of December 31, 2022, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $30.8 million and represented 30% of total nonaccrual loans and leases.

The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	December 31, 2022		December 31, 2021		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$42,509	$1,047	$27,540	$2,165	$14,969	$(1,118)
Residential	45,272	69,397	12,292	39,929	32,980	29,468
Total real estate mortgage	87,781	70,444	39,832	42,094	47,949	28,350
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	10,621	26,257	4,715	5,031	5,906	21,226
Total real estate construction and land	10,621	26,257	4,715	5,031	5,906	21,226
Commercial:
Asset-based	865	—	1,464	—	(599)	—
Venture capital	—	—	2,799	—	(2,799)	—
Other commercial	4,345	385	11,950	630	(7,605)	(245)
Total commercial	5,210	385	16,213	630	(11,003)	(245)
Consumer	166	1,935	414	1,004	(248)	931
Total held for investment	$103,778	$99,021	$61,174	$48,759	$42,604	$50,262
During 2022, loans accruing and 30-89 days past due increased by $50.3 million to $99.0 million at December 31, 2022 due primarily to a $29.5 million increase in past due loans in the residential real estate mortgage loan portfolio class and a $21.2 million increase in the residential real estate construction and land portfolio class.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	December 31,
Property Type	2022	2021	2020
	(In thousands)
Commercial real estate	$—	$12,594	$12,979
Construction and land development	—	—	219
Single-family residence	5,022	—	—
Total OREO, net	5,022	12,594	13,198
Other foreclosed assets	—	249	829
Total foreclosed assets	$5,022	$12,843	$14,027
During 2022, foreclosed assets decreased by $7.8 million to $5.0 million at December 31, 2022 due to sales of $15.8 million, offset partially by additions of $8.0 million. In the first quarter of 2022, we sold our largest foreclosed asset with a book value of $12.6 million, which resulted in a gain on sale of $3.2 million.

Performing TDRs Held for Investment
The following table presents our performing TDRs held for investment by loan portfolio segment as of the dates indicated:

	December 31,
	2022		2021		2020
		Number		Number		Number
		of		of		of
Performing TDRs	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Real estate mortgage	$4,891	15	$6,204	18	$6,631	20
Real estate construction and land	1,402	1	1,428	1	1,451	1
Commercial	825	24	16,773	24	6,146	21
Consumer	23	1	25	1	26	1
Total performing TDRs held for investment	$7,141	41	$24,430	44	$14,254	43
During 2022, performing TDRs held for investment decreased by $17.3 million to $7.1 million at December 31, 2022 due primarily to principal payments and other reductions of $17.4 million.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	December 31,
Loan and Lease Credit Risk Ratings	2022	2021	2020
	(In thousands)
Pass	$27,924,599	$22,433,833	$18,096,830
Special mention	566,259	391,611	721,285
Classified	118,271	116,104	265,262
Total loans and leases held for investment, net of deferred fees	$28,609,129	$22,941,548	$19,083,377
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

The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	December 31, 2022		December 31, 2021		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$43,737	$106,493	$62,206	$191,809	$(18,469)	$(85,316)
Residential	53,207	82,688	17,700	19,848	35,507	62,840
Total real estate mortgage	96,944	189,181	79,906	211,657	17,038	(22,476)
Real estate construction and land:
Commercial	—	91,334	—	67,727	—	23,607
Residential	10,961	80,860	4,715	1,720	6,246	79,140
Total real estate construction and land	10,961	172,194	4,715	69,447	6,246	102,747
Commercial:
Asset-based	865	56,836	4,591	78,305	(3,726)	(21,469)
Venture capital	2,753	127,907	4,794	14,833	(2,041)	113,074
Other commercial	6,473	13,233	21,659	15,528	(15,186)	(2,295)
Total commercial	10,091	197,976	31,044	108,666	(20,953)	89,310
Consumer	275	6,908	439	1,841	(164)	5,067
Total	$118,271	$566,259	$116,104	$391,611	$2,167	$174,648
During 2022, classified loans and leases increased by $2.2 million to $118.3 million at December 31, 2022 due mainly to increases of $35.5 million in residential real estate mortgage classified loans, offset partially by decreases of $18.5 million in commercial real estate mortgage classified loans and $15.2 million in other commercial classified loans.
During 2022, special mention loans and leases increased by $174.6 million to $566.3 million at December 31, 2022 due primarily to increases of $113.1 million in venture capital special mention loans, $79.1 million in residential real estate construction and land special mention loans, and $62.8 million in residential real estate mortgage special mention loans, offset partially by a decrease of $85.3 million in commercial real estate mortgage special mention loans.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At December 31, 2022, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At December 31, 2022, the Company and Bank were in compliance with the capital conservation buffer requirements.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the December 31, 2022 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years from 2023 to 2025. The add-back as of December 31, 2022 ranged from 0 basis points to 6 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
December 31, 2022	Actual	Purposes	Buffer	Classification
PacWest Bancorp Consolidated:
Tier 1 leverage capital ratio	8.61%	4.00%	N/A	N/A
CET1 capital ratio	8.70%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.61%	6.00%	8.50%	N/A
Total capital ratio	13.61%	8.00%	10.50%	N/A

Pacific Western Bank:
Tier 1 leverage capital ratio	8.39%	4.00%	N/A	5.00%
CET1 capital ratio	10.32%	4.50%	7.00%	6.50%
Tier 1 capital ratio	10.32%	6.00%	8.50%	8.00%
Total capital ratio	12.34%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
	Actual	Purposes	Buffer	Classification
December 31, 2021
PacWest Bancorp Consolidated:
Tier 1 leverage capital ratio	6.84%	4.00%	N/A	N/A
CET1 capital ratio	8.86%	4.50%	7.00%	N/A
Tier 1 capital ratio	9.32%	6.00%	8.50%	N/A
Total capital ratio	12.69%	8.00%	10.50%	N/A

Pacific Western Bank:
Tier 1 leverage capital ratio	7.00%	4.00%	N/A	5.00%
CET1 capital ratio	9.56%	4.50%	7.00%	6.50%
Tier 1 capital ratio	9.56%	6.00%	8.50%	8.00%
Total capital ratio	11.80%	8.00%	10.50%	10.00%
The Company's consolidated Tier 1 leverage, Tier 1, and Total capital ratios increased during the year ended December 31, 2022 due mainly to net earnings, the $513.3 million Series A preferred stock issuance in June 2022, and the credit-linked notes issuance in September 2022, while the consolidated common equity Tier 1 capital ratio decreased due to risk-weighted assets growing at a higher percentage than Tier 1 capital and the exclusion of Series A preferred stock from this capital calculation. The Series A preferred stock net proceeds of $498.5 million and year-to-date net earnings of $423.6 million increased regulatory capital, offset partially by an increase in risk-weighted assets of $4.5 billion from $28.5 billion as of December 31, 2021 to $33.0 billion as of December 31, 2022, primarily as a result of the growth in loans and leases and unfunded loan commitments and $139.6 million of common and preferred dividends paid.
Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. As of December 31, 2022, the carrying value of subordinated debt totaled $867.1 million. At December 31, 2022, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $721.9 million were included in Tier II capital. For a more detailed discussion of our subordinated debt, see "Item 1. Business - Supervision and Regulation - Capital Requirements."
Dividends on Common and Preferred Stock and Interest on Subordinated Debt
See "Item 1. Business - Supervision and Regulation - Dividends and Share Repurchases" and Note 23. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for discussions of factors affecting the availability of dividends and limitations on the ability to declare dividends. Interest payments made on subordinated debt are considered dividend payments under FRB regulations.

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
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals in the short-term. At December 31, 2022, there was $6.2 billion in liquid assets, comprised of $212.3 million in cash and due from banks; $1.9 billion in interest-earning deposits in financial institutions, net of restricted cash collateral accounts; $3.7 billion in unpledged available-for-sale securities; and $416.4 million in unpledged held-to-maturity securities. At December 31, 2021, the Company maintained $14.2 billion in liquid assets, comprised of $112.5 million in cash and due from banks; $3.9 billion in interest-earning deposits in financial institutions, net of restricted cash collateral accounts; and $10.2 billion in unpledged available-for-sale securities.
The Company’s liquidity decreased by $8.0 billion during the year ended December 31, 2022, primarily due to the following two factors: (i) our liquidity at December 31, 2021 was higher than usual due to the $4.1 billion of liquidity acquired from the HOA Business acquisition in October 2021, and (ii) during 2022, liquid assets decreased due to the deployment of liquidity to fund loan growth of $5.7 billion and an outflow of venture banking deposits of $4.2 billion.

We also maintain available borrowing capacity under secured credit lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity. As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $5.8 billion at December 31, 2022, of which all but $1.3 billion was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $7.0 billion of certain qualifying loans and $2.1 billion of securities. The Bank also had secured borrowing capacity with the FRBSF of $2.5 billion at December 31, 2022, all of which was available on that date. The FRBSF secured credit line was collateralized by liens on $3.1 billion of qualifying loans.
In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $112.0 million with the FHLB and $180.0 million in the aggregate with several correspondent banks. As of December 31, 2022, there was $112.0 million balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2022, the Bank had borrowed $250.0 million through the AFX.
Additionally, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of core deposits, defined as noninterest-bearing demand, interest checking, savings, and non-brokered money market accounts. At December 31, 2022, core deposits totaled $26.6 billion and represented 78% of the Company's total deposits. Core deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our core deposits.
Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2022, brokered deposits totaled $4.9 billion, consisting primarily of $2.6 billion of non-maturity brokered accounts and $2.3 billion of brokered time deposits. At December 31, 2021, brokered deposits totaled $1.1 billion, consisting mainly of $0.9 billion of non-maturity brokered accounts and $195.7 million of brokered time deposits.
Holding Company Liquidity
PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and PacWest's ability to raise capital, issue subordinated debt, and secure outside borrowings. PacWest's ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. PacWest's ability to pay dividends is also subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debt. See "Item 1. Business - Supervision and Regulation - Dividends and Share Repurchases" and Note 23. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for discussions of factors affecting the availability of dividends and limitations on the ability to declare dividends.

Dividends on the Series A preferred stock are not cumulative or mandatory. If the Company's Board of Directors does not declare a dividend on the Series A preferred stock in respect of a dividend period, then no dividend shall be deemed to be payable for such dividend period or be cumulative, and the Company will have no obligation to pay any dividend for that dividend period, whether or not the Board of Directors declares a dividend on the Series A preferred stock or any other class or series of its capital stock for any future dividend period. However, if dividends on the Series A preferred stock have not been declared or paid for the equivalent of six dividend payments, whether or not for consecutive dividend periods, holders of the outstanding shares of Series A preferred stock, together with holders of any other series of the Company's preferred stock ranking equal with the Series A preferred stock with similar voting rights, will generally be entitled to vote for the election of two additional directors. Additionally, so long as any share of Series A preferred stock remains outstanding, unless dividends on all outstanding shares of Series A preferred stock for the most recently completed dividend period have been paid in full or declared and a sum sufficient for the payment thereof has been set aside for payment, no dividend shall be declared or paid or set aside for payment and no distribution shall be declared or made or set aside for payment on the Company's common stock.
At December 31, 2022, PacWest had $351.2 million in cash and cash equivalents, of which substantially all is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Material Cash Requirements
Our material contractual obligations are primarily for time deposits, subordinated debt, commitments to contribute capital to investments in LIHTC partnerships, SBICs and CRA-related loan pools, and operating lease obligations. At December 31, 2022, time deposits totaled $4.7 billion, of which $4.1 billion was due within one year. Gross subordinated debt totaled $939.4 million, all of which was due after five years. Our liability to contribute capital to LIHTC partnerships was $188.1 million and our commitment to contribute capital to SBICs and CRA-related loan pools was $76.9 million for a combined total of $264.9 million, of which $114.8 million was due within one year. Our operating lease obligation for leased facilities totaled $151.0 million, of which $37.1 million was due within one year. For further information regarding these items, see Note 11. Deposits, Note 12. Borrowings and Subordinated Debt, Note 9. Other Assets, Note 14. Commitments and Contingencies, and Note 10. Leases of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At December 31, 2022, our loan commitments and standby letters of credit were $11.1 billion and $320.9 million, respectively. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “- Liquidity - Liquidity Management,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 14. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk - Foreign Currency Exchange
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of December 31, 2022, the U.S. Dollar notional amounts of subordinated debt payable denominated in foreign currencies were $27.6 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $28.5 million. We recognized foreign currency translation net gains of $2.0 million, $296,000, and $3,000 for the years ended December 31, 2022, 2021, and 2020, respectively.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk
We measure our IRR position on a monthly basis using two methods: (i) NII simulation analysis; and (ii) MVE modeling. The Executive ALM Committee and the Board Finance Committee review the results of these analyses quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
We evaluated the results of our NII simulation model and MVE model prepared as of December 31, 2022, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is substantially neutral. A neutral IRR profile would suggest that a sudden sustained rate increase or decrease would not result in a material change in our estimated NII and MVE.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2022. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at December 31, 2022. In order to arrive at the base case, we extend our balance sheet at December 31, 2022 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31, 2022. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, the majority of our loans are variable rate that are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12 month NII simulation model as of December 31, 2022 assumes interest-bearing deposits reprice at 54% and total deposits reprice at 36% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, interest rate floors on variable-rate loans, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet as of December 31, 2022 and forward yield curve as of December 31, 2022 (which presumes two interest rate hikes in 2023) as the base scenario, with immediate and sustained parallel upward and downward movements in interest rates of 100, 200, and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
	Income	Change	Margin	Margin Change
December 31, 2022	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$1,292.5	1.3%	3.25%	0.04%
Up 200 basis points	$1,286.0	0.8%	3.24%	0.03%
Up 100 basis points	$1,278.0	0.2%	3.22%	0.01%
BASE CASE	$1,275.3	—	3.21%
Down 100 basis points	$1,284.1	0.7%	3.23%	0.02%
Down 200 basis points	$1,291.3	1.3%	3.25%	0.04%
Down 300 basis points	$1,296.3	1.6%	3.27%	0.06%
During 2022, total base case year 1 tax equivalent NII increased by $91.9 million or 8% to $1.3 billion at December 31, 2022 compared to December 31, 2021, and the base case tax equivalent NIM increased to 3.21% at December 31, 2022 from 3.17% at December 31, 2021. The increase in year 1 NII and tax equivalent NIM compared to the December 31, 2021 forecasted NII and NIM was attributable to the increased average balance of interest-earning assets resulting from the increase in loans and leases, net of the decreases in average interest-earning deposits in financial institutions and average investment securities, the impact of actual rate hikes, and the impact of the increase in the implied forward yield curve, offset partially by the shift in funding mix from the increase in brokered deposits and borrowings and the decrease in noninterest-bearing deposits. The implied forward yield curve for December 31, 2021 included three 25 basis points rate hikes over a 12-month horizon to a Fed target rate of 1.00%, while the implied forward yield curve for December 31, 2022 included two 25 basis points rate hikes over a 12-month horizon to a Fed target rate of 5.00%.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Gradual Decrease” scenario, which applies a parallel ramped increase to the yield curve over an 18 month horizon. In the “Gradual Decrease” scenario, Year 1 tax equivalent NII decreases by 0.18%. The most unfavorable alternate rate vector that we model is the “Gradual Increase” scenario, in which rates decrease over an 18 month ramped horizon, with short term rates falling more than longer term rates. In the “Gradual Increase” scenario, Year 1 tax equivalent NII decreases by 1.23%.

At December 31, 2022, we had $28.8 billion of total gross loans that included $12.0 billion with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $10.82 billion, or 90%, contained interest rate floor provisions, which included $10.77 billion of loans that were at or above their floors and only $43.2 million of loans below their floors.
At December 31, 2022, we also had $6.1 billion of variable-rate hybrid loans that do not immediately reprice because the loans contain an initial fixed rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed rate to variable rate because the initial fixed-rate term would expire were approximately $163.0 million, $444.9 million, and $972.8 million in the next one, two, and three years.
LIBOR is expected to be phased out in 2023, as such the Company stopped originations of LIBOR-indexed loans effective December 31, 2021. The business processes impacted relate primarily to our variable-rate loans and our subordinated debt, both of which are indexed to LIBOR. For further information see Item 7A. Risk Factors.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at December 31, 2022.
The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
December 31, 2022	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$8,300.5	$(194.0)	(2.3)%	20.1%	210.1%
Up 200 basis points	$8,416.6	$(77.9)	(0.9)%	20.4%	213.1%
Up 100 basis points	$8,481.5	$(13.1)	(0.2)%	20.6%	214.7%
BASE CASE	$8,494.5	$—	—	20.6%	215.0%
Down 100 basis points	$8,478.1	$(16.5)	(0.2)%	20.6%	214.6%
Down 200 basis points	$8,457.9	$(36.6)	(0.4)%	20.5%	214.1%
Down 300 basis points	$8,397.3	$(97.3)	(1.1)%	20.4%	212.6%
During 2022, total base case projected market value of equity decreased by $177.3 million to $8.5 billion at December 31, 2022. This decrease in base case projected MVE was due primarily to: (1) a $2.50 billion decrease in the mark-to-market adjustment for loans and leases; (2) a $157.2 million decrease in the mark-to-market adjustment for investment securities held-to-maturity; and (3) a $49.1 million decrease in the book value of stockholders' equity; offset partially by (4) a $2.53 billion decrease in the mark-to-market adjustment for total deposits, borrowings, and subordinated debt. The decrease in the book value of stockholders' equity was due mainly to a $856.9 million decline in accumulated other comprehensive income and $120.3 million of common stock cash dividends paid, offset partially by the $498.5 million net proceeds from issuance of Series A preferred stock and $423.6 million of net earnings.

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
As of December 31, 2022, PacWest Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10‑K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PacWest Bancorp:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of the allowance for credit losses for loans and leases collectively evaluated
As discussed in Note 1 to the consolidated financial statements, the Company’s allowance for credit losses for loans and leases collectively evaluated is the combination of an allowance for loan and lease losses collectively evaluated (reserve on pooled loans and leases) and the reserve for unfunded loan commitments (collective ACL). As discussed in Note 5 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2022 was $291.8 million, of which $288.5 million related to the collective ACL. The collective ACL is measured with the current expected credit loss (CECL) approach for financial instruments measured at amortized cost and other commitments to extend credit which share similar risk characteristics and reflects losses over the remaining contractual life of an asset, considering the effect of prepayments and available information about the collectability of cash flows, including information about relevant historical loss experience, current conditions, and reasonable and supportable forecasts of future events and circumstances. The Company’s CECL methodology for the reserve on pooled loans and leases component includes both quantitative and qualitative loss factors which are applied to the population of loans and leases and assessed at a pool level. The Company estimates the probability of default (PD) during the reasonable and supportable period using econometric regression models developed to correlate macroeconomic variables to historical credit performance for pooled loans, excluding pools that have insignificant current balances and/or insignificant historical losses and purchased single-family residential mortgage loans. The loans and unfunded commitments are grouped into loss given default (LGD) pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the exposure at default (EAD) of defaulted loans. The Company estimates the reserve for unfunded loan commitments using the same PD, LGD, and prepayment rates as used for the reserve on pooled loans and leases. The reserve for unfunded loan commitments is computed using expected future utilization rates of the unfunded commitments during the contractual life of the commitments based on historical usage of unfunded commitments by loan pool. For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated using a single economic forecast scenario or weighting of multiple scenarios that is consistent with the Company’s current expectations for the loan pools. The EAD is multiplied by the PD and LGD rates to calculate expected losses through the end of the forecast period. The Company then reverts on a straight-line basis from the PD, LGD, and prepayment rates used during the reasonable and supportable period to the Company’s historical PD, LGD, and prepayment experience. For the purchased single-family residential mortgage loans, a third-party model for estimating prepayment, PD, and LGD based on forecasted economic conditions and historical residential mortgage loan performance is applied. The qualitative portion of the reserve on pooled loans and leases represents the Company’s judgment of additional considerations to account for internal and external risk factors that are not adequately measured in the quantitative reserve, including consideration of idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the collective ACL reflects the Company’s best estimate of current expected credit losses.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate the PD, LGD, prepayments and their significant assumptions, including the pooling of loans and leases which share similar risk characteristics, the selection and weighting of economic forecasts and macroeconomic events and circumstances, the reasonable and supportable forecast period, the reversion to the Company’s historical PD, LGD, and prepayment experience for the remaining contractual life of the loans and leases, internal risk ratings for commercial loans, and the qualitative loss factors and their significant assumptions, including the idiosyncratic risk factors. The assessment included an evaluation of the conceptual soundness of the PD, LGD, and prepayment models. The assessment also encompassed the determination of expected future utilization rates on unfunded loan commitments utilized in the reserve for unfunded loan commitments. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:
•development and approval of the collective ACL methodology
•development of the PD, LGD, and prepayment models
•identification and determination of the significant assumptions used in the PD, LGD, and prepayment models used to calculate the collective ACL
•development of the qualitative loss factors, including the significant assumptions used in the measurement of the qualitative factors
•development of the expected future utilization rates of unfunded loan commitments
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in the following:
•evaluating the collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection and weightings of the economic forecasts and underlying assumptions by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•evaluating the economic forecasts and macroeconomic events and circumstances through comparison to publicly available forecasts
•evaluating the length of the historical observation period, reasonable and supportable forecast period, and reversion period by comparing them to specific portfolio risk characteristics and trends
•determining whether the loan and lease portfolio is pooled by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•evaluating individual internal risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative loss factors and their significant assumptions, and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models
•evaluating the methodology of the expected future utilization rates of unfunded loan commitments by comparing them to relevant Company-specific metrics and trends.

We also assessed the sufficiency of the audit evidence obtained related to the Company’s collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

/s/ KPMG LLP
We have served as the Company's auditor since 1982.
Irvine, California
February 27, 2023

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$212,273	$112,548
Interest-earning deposits in financial institutions	2,027,949	3,944,686
Total cash and cash equivalents	2,240,222	4,057,234
Securities available-for-sale, at fair value	4,843,487	10,694,458
Securities held-to-maturity, at amortized cost, net of allowance for credit losses	2,269,135	—
Federal Home Loan Bank stock, at cost	34,290	17,250
Total investment securities	7,146,912	10,711,708
Loans held for sale	65,076	—
Gross loans and leases held for investment	28,726,016	23,026,308
Deferred fees, net	(116,887)	(84,760)
Allowance for loan and lease losses	(200,732)	(200,564)
Total loans and leases held for investment, net	28,408,397	22,740,984
Equipment leased to others under operating leases	404,245	339,150
Premises and equipment, net	54,315	46,740
Foreclosed assets, net	5,022	12,843
Goodwill	1,376,736	1,405,736
Core deposit and customer relationship intangibles, net	31,381	44,957
Other assets	1,496,630	1,083,992
Total assets	$41,228,936	$40,443,344

LIABILITIES:
Noninterest-bearing deposits	$11,212,357	$14,543,133
Interest-bearing deposits	22,723,977	20,454,624
Total deposits	33,936,334	34,997,757
Borrowings (including $132,030 at fair value)	1,764,030	—
Subordinated debt	867,087	863,283
Accrued interest payable and other liabilities	710,954	582,674
Total liabilities	37,278,405	36,443,714

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; 513,250 Series A shares,
$1,000 per share liquidation preference, issued and outstanding at December 31, 2022)	498,516	—
Common stock ($0.01 par value, 200,000,000 shares authorized at December 31, 2022 and 2021,
123,000,557 and 122,105,853 shares issued, respectively, includes 2,405,878 and 2,312,080
shares of unvested restricted stock, respectively)	1,230	1,221
Additional paid-in capital	2,927,903	3,013,399
Retained earnings	1,420,624	1,016,350
Treasury stock, at cost (2,778,500 and 2,520,999 shares at December 31, 2022 and 2021)	(106,839)	(97,308)
Accumulated other comprehensive (loss) income, net	(790,903)	65,968
Total stockholders' equity	3,950,531	3,999,630
Total liabilities and stockholders' equity	$41,228,936	$40,443,344

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$1,312,580	$996,457	$993,138
Investment securities	209,751	153,468	106,770
Deposits in financial institutions	34,158	8,804	3,583
Total interest income	1,556,489	1,158,729	1,103,491
Interest expense:
Deposits	200,449	27,808	59,663
Borrowings	25,645	623	8,161
Subordinated debt	39,633	26,474	21,109
Total interest expense	265,727	54,905	88,933
Net interest income	1,290,762	1,103,824	1,014,558
Provision for credit losses	24,500	(162,000)	339,000
Net interest income after provision for credit losses	1,266,262	1,265,824	675,558
Noninterest income:
Other commissions and fees	43,635	42,287	40,347
Leased equipment income	50,586	45,746	43,628
Service charges on deposit accounts	13,991	13,269	10,351
Gain on sale of loans and leases	518	1,733	2,139
(Loss) gain on sale of securities	(50,321)	1,615	13,171
Dividends and (losses) gains on equity investments	(3,389)	23,115	14,984
Warrant income	2,490	49,341	10,609
Other income	17,317	16,821	10,831
Total noninterest income	74,827	193,927	146,060
Noninterest expense:
Compensation	406,839	368,450	271,494
Occupancy	60,964	58,422	57,555
Leased equipment depreciation	35,658	35,755	28,865
Data processing	38,177	30,277	26,779
Insurance and assessments	25,486	17,365	22,625
Other professional services	30,278	21,492	19,917
Customer related expense	55,273	20,504	17,532
Intangible asset amortization	13,576	12,734	14,753
Loan expense	24,572	17,031	13,454
Acquisition, integration and reorganization costs	5,703	9,415	1,060
Foreclosed assets income, net	(3,737)	(213)	(17)
Goodwill impairment	29,000	—	1,470,000
Other expense	51,732	46,185	40,002
Total noninterest expense	773,521	637,417	1,984,019
Earnings (loss) before income taxes	567,568	822,334	(1,162,401)
Income tax expense	143,955	215,375	75,173
Net earnings (loss)	423,613	606,959	(1,237,574)
Preferred stock dividends	19,339	—	—
Net earnings (loss) available to common stockholders	$404,274	$606,959	$(1,237,574)

Earnings (loss) per share:
Basic	$3.37	$5.10	$(10.61)
Diluted	$3.37	$5.10	$(10.61)
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net earnings (loss)	$423,613	$606,959	$(1,237,574)
Other comprehensive income (loss), net of tax:
Unrealized net holding (losses) gains on securities available-for-sale
arising during the year	(952,391)	(146,066)	142,696
Income tax benefit (expense) related to net unrealized holding gains
(losses) arising during the year	262,049	40,677	(39,335)
Unrealized net holding (losses) gains on securities available-for-sale,
net of tax	(690,342)	(105,389)	103,361
Reclassification adjustment for net losses (gains) included in net earnings (1)	50,321	(1,615)	(13,171)
Income tax (benefit) expense related to reclassification adjustment	(12,397)	449	3,675
Reclassification adjustment for net losses (gains) included in
net earnings, net of tax	37,924	(1,166)	(9,496)
Unrealized net loss on securities transferred from
available-for-sale to held-to-maturity	(218,326)	—	—
Amortization of unrealized net loss on securities transferred
from available-for-sale to held-to-maturity	18,191	—	—
Income tax benefit related to amortization of unrealized net loss on
securities transferred from available-for-sale to held-to-maturity	(4,318)	—	—
Amortization of unrealized net loss on securities transferred
from available-for-sale to held-to-maturity, net of tax	13,873	—	—
Other comprehensive income (loss), net of tax	(856,871)	(106,555)	93,865
Comprehensive income (loss)	$(433,258)	$500,404	$(1,143,709)
__________________________________
(1)    Entire amount recognized in "(Loss) gain on sale of securities" on the Consolidated Statements of Earnings (Loss).

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

		Common Stock					Accumulated
				Additional			Other
	Preferred		Par	Paid-in	Retained	Treasury	Comprehensive
	Stock (1)	Shares	Value	Capital	Earnings	Stock	(Loss) Income	Total
		(In thousands, except per share amount)
Balance, December 31, 2019	$—	119,781,605	$1,219	$3,306,006	$1,652,248	$(83,434)	$78,658	$4,954,697
Cumulative effect of change in
accounting principle (2)	—	—	—	—	(5,283)	—	—	(5,283)
Net loss	—	—	—	—	(1,237,574)	—	—	(1,237,574)
Other comprehensive income,
net of tax	—	—	—	—	—	—	93,865	93,865
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	800,537	8	24,355	—	—	—	24,363
Restricted stock surrendered	—	(213,578)				(5,369)		(5,369)
Common stock repurchased
under Stock Repurchase
Program	—	(1,953,711)	(20)	(69,980)	—	—	—	(70,000)
Cash dividends paid:
Common stock, $1.35/share	—	—	—	(159,748)	—	—	—	(159,748)
Balance, December 31, 2020	—	118,414,853	1,207	3,100,633	409,391	(88,803)	172,523	3,594,951
Net earnings	—	—	—	—	606,959	—	—	606,959
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(106,555)	(106,555)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	1,369,019	14	32,209	—	—	—	32,223
Restricted stock surrendered	—	(199,018)	—	—	—	(8,505)	—	(8,505)
Cash dividends paid:
Common stock, $1.00/share	—	—	—	(119,443)	—	—	—	(119,443)
Balance, December 31, 2021	—	119,584,854	1,221	3,013,399	1,016,350	(97,308)	65,968	3,999,630
Net earnings	—	—	—	—	423,613	—	—	423,613
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(856,871)	(856,871)
Issuance of preferred stock,
net of offering costs	498,516	—	—	—	—	—	—	498,516
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	894,704	9	34,760	—	—	—	34,769
Restricted stock surrendered	—	(257,501)	—	—	—	(9,531)	—	(9,531)
Cash dividends paid:
Preferred stock, $0.94/share	—	—	—	—	(19,339)	—	—	(19,339)
Common stock, $1.00/share	—	—	—	(120,256)	—	—	—	(120,256)
Balance, December 31, 2022	$498,516	120,222,057	$1,230	$2,927,903	$1,420,624	$(106,839)	$(790,903)	$3,950,531
________________________
(1)    There were 513,250 shares of Series A preferred stock issued during the 2nd quarter of 2022 that remained outstanding at December 31, 2022.
(2)    Impact due to adoption on January 1, 2020 of ASU 2016-13, "Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments," and the related amendments, commonly referred to as CECL.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$423,613	$606,959	$(1,237,574)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	29,000	—	1,470,000
Depreciation and amortization	53,595	52,195	44,839
Amortization of net premiums on investment securities	52,749	44,197	16,311
Amortization of intangible assets	13,576	12,734	14,753
Amortization of operating lease ROU assets	30,228	30,406	29,432
Provision for credit losses	24,500	(162,000)	339,000
Gain on sale of foreclosed assets, net	(3,470)	(406)	(495)
Provision for losses on foreclosed assets	29	14	267
Gain on sale of loans and leases, net	(518)	(1,733)	(2,139)
Loss on sale of premises and equipment	104	74	346
Loss (gain) on sale of securities, net	50,321	(1,615)	(13,171)
Gain on BOLI death benefits	—	(491)	—
Unrealized (gain) loss on derivatives, foreign currencies, and
credit-linked notes, net	(1,089)	(1,134)	66
Earned stock compensation	34,769	32,223	24,363
Increase in other assets	(83,666)	(97,181)	(105,749)
Increase (decrease) in accrued interest payable and other liabilities	78,231	(11,286)	(96,376)
Net cash provided by operating activities	701,972	502,956	483,873
Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	—	3,757,122	—
Net increase in loans and leases	(5,816,608)	(3,925,829)	(463,643)
Proceeds from sales of loans and leases	72,214	144,550	128,138
Proceeds from maturities and paydowns of securities available-for-sale	658,719	847,472	439,473
Proceeds from sales of securities available-for-sale	2,013,094	367,348	173,425
Purchases of securities available-for-sale	(380,251)	(6,863,950)	(1,924,917)
Proceeds from maturities and paydowns of securities held-to-maturity	851	—	—
Net (purchases) redemptions of Federal Home Loan Bank stock	(17,040)	—	23,674
Proceeds from sales of foreclosed assets	19,247	2,638	1,396
Purchases of premises and equipment, net	(20,128)	(17,262)	(12,529)
Proceeds from sales of premises and equipment	11	95	8
Proceeds from BOLI death benefits	555	4,143	761
Net increase in equipment leased to others under operating leases	(100,734)	(30,786)	(46,765)
Net cash used in investing activities	(3,570,070)	(5,714,459)	(1,680,979)
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(3,330,776)	3,726,157	1,952,116
Net increase in interest-bearing deposits	2,269,353	2,170,769	3,757,152
Net increase (decrease) in borrowings	1,763,119	(55,210)	(1,754,008)
Net proceeds from subordinated notes offering	—	394,308	—
Net proceeds from preferred stock offering	498,516	—	—
Common stock repurchased and restricted stock surrendered	(9,531)	(8,505)	(75,369)
Preferred stock dividends paid	(19,339)	—	—
Common stock dividends paid	(120,256)	(119,443)	(159,748)
Net cash provided by financing activities	1,051,086	6,108,076	3,720,143
Net (decrease) increase in cash and cash equivalents	(1,817,012)	896,573	2,523,037
Cash and cash equivalents, beginning of year	4,057,234	3,160,661	637,624
Cash and cash equivalents, end of year	$2,240,222	$4,057,234	$3,160,661
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$238,377	$53,446	$99,605
Cash paid for income taxes	97,254	136,015	114,235
Loans transferred to foreclosed assets	7,985	1,062	14,755
Transfers from loans held for investment to loans held for sale	76,253	25,554	—
Transfer of securities available-for-sale to held-to-maturity	2,260,407	—	—

Effective February 1, 2021, the Company acquired Civic
in a transaction summarized as follows:
Fair value of assets acquired		$307,997
Cash paid		(160,420)
Liabilities assumed		$147,577

Effective October 8, 2021, the Company acquired the HOA Business in a transaction summarized as follows:
Fair value of assets acquired		$4,362,893
Cash paid		(237,798)
Liabilities assumed		$4,125,095
See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PacWest Bancorp, a Delaware corporation, is a bank holding company registered under the BHCA and headquartered in Los Angeles, California, with an executive office in Denver, Colorado. Our principal business is to serve as the holding company for our wholly-owned subsidiary, Pacific Western Bank. References to "Pacific Western" or the "Bank" refer to Pacific Western Bank together with its wholly-owned subsidiaries. References to "we," "us," or the "Company" refer to PacWest Bancorp together with its subsidiaries on a consolidated basis. When we refer to "PacWest" or to the "holding company," we are referring to PacWest Bancorp, the parent company, on a stand-alone basis.
The Bank is a relationship-based community bank focused on providing business banking and treasury management services to small, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and lease and deposit products and services through full-service branches throughout California and in Durham, North Carolina and Denver, Colorado, and loan production offices around the country.
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
(a) Accounting Standards Adopted in 2022
Effective January 1, 2022, the Company partially adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326),” specifically the amendment related to the vintage disclosures, which requires creditors that are public entities to disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” The amendment also eliminates the disclosure of gross recoveries by year of origination previously presented in Example 15 in ASC 326-20-50-79, since it is not required under the guidance in ASC 326-20-50-6. The Company updated the vintage table disclosure in Note 5. Loans and Leases to present only current-period gross charge-offs by year of origination. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
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
None.

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
Available-for-sale debt securities. Debt securities available-for-sale are measured at fair value and are subject to impairment testing. A security is impaired if the fair value of the security is less than its amortized cost basis. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components (if any) of the fair value decline. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation allowance would be reduced, but not more than the amount of the current existing allowance for that security.
Transfer between categories of debt securities. Upon transfer of a debt security from the available-for-sale category to the held-to-maturity category, the security's new amortized cost is reset to fair value, reduced by any previous write-offs but excluding any allowance for credit losses. Any associated unrealized gains or losses on such investments as of the date of transfer become part of the security's amortized cost and are subsequently amortized or accreted into interest income over the remaining life of the securities as effective yield adjustments using the interest method. In addition, the related unrealized gains and losses included in accumulated other comprehensive income on the date of transfer are also subsequently amortized or accreted into interest income over the remaining life of the securities as effective yield adjustments using the interest method. For transfers of securities from the available-for-sale category to the held-to-maturity category, any allowance for credit losses that was previously recorded under the available-for-sale model is reversed and an allowance for credit losses is subsequently recorded under the held-to-maturity debt security model. The reversal and re-establishment of the allowance for credit losses are recorded in the "Provisions for credit losses" on the Company's consolidated statements of earnings (loss).
Held-to-maturity debt securities. Debt securities that the Company has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost, net of the allowance for credit losses. Held-to-maturity debt securities are generally placed on nonaccrual status using factors similar to those described for loans. The amortized cost of the Company's held-to-maturity debt securities excludes accrued interest receivable, which is included in "Other assets" on the Company's consolidated balance sheets. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on held-to-maturity debt securities, as the Company reverses any accrued interest against interest income if a debt security is placed on nonaccrual status. Any cash collected on nonaccrual held-to-maturity securities is applied to reduce the security's amortized cost basis and not as interest income. Generally, the Company returns a held-to-maturity security to accrual status when all delinquent interest and principal become current under the contractual terms of the security, and the collectability of remaining principal and interest is no longer doubtful.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(g) Allowance for Credit Losses on Held-to-Maturity Debt Securities
The allowance for credit losses for held-to-maturity debt securities is recorded at the time of purchase, acquisition, or when the Company designates securities as held-to-maturity, representing the Company's best estimate of current expected credit losses as of the date of the consolidated balance sheets. For each major held-to-maturity debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For debt securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are either guaranteed or issued by the U.S. government or government agency, are highly rated by major rating agencies, and have a long history of no credit losses, are an example of such securities to which the Company applies a zero credit loss assumption. Any expected credit loss is provided through the allowance for credit losses on held-to-maturity debt securities and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount that the Company expects to collect.
(h) Equity and Other Investments
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(i) Loans and Leases
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
Purchased loans with credit deterioration. An entity records purchased financial assets with credit deterioration ("PCD assets") at the purchase price plus the allowance for credit losses expected at the time of acquisition. This allowance is recognized through a gross-up that increases the amortized cost basis of the asset with no effect on net income. Subsequent changes (favorable and unfavorable) in expected cash flows are recognized immediately in net income by adjusting the related allowance.
Leases to customers. We provide equipment financing to our customers primarily with direct financing and operating leases. For direct financing leases, lease receivables are recorded on the balance sheet under "Gross loans and leases held for investment," but the leased property is not, although we generally retain legal title to the leased property until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discount or premium on acquired leases is recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off. Direct financing leases are subject to our accounting for allowance for loans and leases.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
(j) Allowance for Credit Losses on Loans and Leases Held for Investment
The allowance for loan and lease losses is measured using the current expected credit loss ("CECL") approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts.
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans and leases does not include accrued interest receivable, which is included in "Other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statements of earnings (loss) is a combination of the provision for loan and lease losses, the provision for unfunded loan commitments, and the provision for held-to-maturity debt securities.
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
The loan portfolio is segmented into four loan segments, eight loan classes, and 20 loan pools (excluding Paycheck Protection Program loans, which are fully government guaranteed) based upon loan type that share similar default risk characteristics to calculate quantitative loss factors for each pool. Two of these loan pools have insignificant current balances and/or insignificant historical losses, thus, estimated losses are calculated using historical loss rates from the first quarter of 2009 to the current period rather than econometric regression modeling. For the purchased single-family residential mortgage loans, a third-party model for estimating prepayment, PD, and LGD based on forecasted economic conditions and historical residential mortgage loan performance from 2004 to June 2020 is applied. For the remaining 17 loan pools, we estimate the PD during the reasonable and supportable forecast period using seven econometric regression models developed to correlate macroeconomic variables to historical credit performance (based on quarterly transition matrices for the economic cycle from 2009 to 2019, which include risk rating upgrades/downgrades and defaults).
The loans and unfunded commitments are grouped into nine LGD pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the EAD of defaulted loans starting with the first quarter of 2009 to the current period. The PD and LGD rates are applied to the EAD at the loan or lease level based on contractual scheduled payments and estimated prepayments. We use our actual historical loan prepayment experience from 2009 to the first quarter of 2022, adjusted for forecasted economic conditions, to estimate future prepayments by loan pool. Loans and leases with outstanding balances less than or equal to $250,000, where it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement, remain in their respective pools and are assigned a 100% probability of default.
For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated over a 4-quarter time horizon using an economic forecast that is consistent with management's current expectations for the 17 loan pools. We use economic forecasts from Moody's Analytics in this process. The economic forecast is updated monthly; therefore, the forecast used for each quarter-end calculation is generally released a few weeks prior to quarter-end. If economic conditions as of the balance sheet date change materially, management would consider a qualitative adjustment. The key macroeconomic assumptions used in each of the seven PD regression models include two or three of the following economic indicators: Real GDP, unemployment rates, CRE Price Index, the BBB corporate spread, nominal disposable income, and CPI.
The quantitative CECL model applies the projected rates based on the economic forecasts for the 4-quarter reasonable and supportable forecast horizon to EAD to estimate defaulted loans. During this forecast horizon, prepayment rates during a historical period that exhibits economic conditions most similar to the economic forecast are used to estimate EAD. If no historical period exhibits economic conditions that are similar to the economic forecast, management uses its best estimate of prepayments expected over the reasonable and supportable forecast period which may, in some circumstances, be the average of all historical prepayment experience. Historical LGD rates are applied to estimated defaulted loans to determine estimated credit losses. We then use a 2-quarter reversion period to revert on a straight-line basis from the PD, LGD, and prepayment rates used during the reasonable and supportable forecast period to the Company’s historical PD, LGD, and prepayment experience. Subsequent to the reversion period for the remaining contractual life of loans and leases, the PD, LGD, and prepayment rates are based on historical experience during a full economic cycle. PD regression models and prepayment rates are updated on an annual basis. During the annual model performance assessment for 2021 and 2022, we considered updating the PD models with 2020 data, however, we elected not to include historical data from 2020 to assess the quantitative expected credit losses because we believe 2020 did not represent normal economic behavior considering the changes in macroeconomic variables and the significant levels of government relief programs. As such, we continued to use the most recent and complete economic cycle from 2009 to 2019 to assess quantitative expected credit losses. LGD rates are updated every quarter to reflect current charge-off activity.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
We estimate the reserve for unfunded loan commitments using the same PD, LGD, and prepayment rates for the quantitative credit losses and qualitative loss factors as used for the allowance for loan and lease losses. The EAD for the reserve for unfunded loan commitments is computed using expected future utilization rates of the unfunded commitments during the contractual life of the commitments based on historical usage by loan pool from 2015 to the first quarter of 2022. The utilization rates are updated on an annual basis.
The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Most of the steps in the methodology involve judgment and are subjective in nature including, among other things: segmenting the loan and lease portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario or weighting of multiple scenarios; determining the length of the reasonable and supportable forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts which are inherently imprecise and will change from period to period. Although the allowance for credit losses is considered appropriate, there can be no assurance that it will be sufficient to absorb future losses.
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
(k) Land, Premises and Equipment
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
(l) Foreclosed Assets
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
(n) Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill generated from business combinations is not subject to amortization and instead is tested for impairment annually at the reporting unit level unless a triggering event occurs thereby requiring an updated assessment. Impairment may be tested by first assessing qualitative factors. If qualitative factors do not indicate impairment, the test is complete. However, if the qualitative factors indicate it is more-likely-than-not that goodwill is impaired, a quantitative test is performed. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company has an unconditional option to bypass the qualitative assessment and proceed directly to the quantitative assessment. If the Company elects to perform a qualitative assessment, there is no requirement for the Company to perform it for every reporting unit and there is no requirement for the qualitative assessment to be performed every period. In each period and for each reporting unit, the Company decides whether it will reduce costs and complexity to perform the optional qualitative assessment or to proceed directly to the quantitative test.
Our regular annual impairment assessment occurs in the fourth quarter. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds the fair value of the reporting unit. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the consolidated statements of earnings (loss).
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
(o) Operating Leases
As of December 31, 2022, the Company only had operating leases related to our leased facilities. The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease ROU assets and operating lease liabilities, which are reported in "Other assets" and "Accrued interest payable and other liabilities" on the Company's consolidated balance sheets. The Company made a policy election to apply the short-term lease exemption to any operating leases with an original term of less than 12 months, therefore no ROU asset or lease liability is recorded for these operating leases. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component.

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
(p) Qualified Affordable Housing Partnership and Solar-Related Investments
The Company records investments in qualified affordable housing partnerships using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in "Income tax expense" on the consolidated statements of earnings (loss).
The deferral method of accounting is used for solar-related investments that generate investment tax credits. The investment tax credits are initially recorded as a reduction to the related investment, and then amortized over the life of the investment to interest income.
(q) Stock-Based Compensation
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
(r) Derivative Instruments
The Company uses derivatives to manage exposure to market risk, primarily foreign currency risk and interest rate risk, and to assist customers with their risk management objectives. The Company uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities. As of December 31, 2022, all of our derivatives were held for risk management purposes and none were designated as accounting hedges. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These derivatives provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received on assets and liabilities denominated in foreign currencies as the result of changes to exchange rates. Our foreign currency derivatives are carried at fair value and recorded in other assets or other liabilities, as appropriate. The changes in fair value of our derivatives and the related interest are recognized in "Noninterest income - other" in the consolidated statements of earnings (loss).
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
(s) Comprehensive Income (Loss)
Comprehensive income (loss) consists of net earnings; changes in the net unrealized gains (losses) on debt securities available‑for‑sale, net; and changes in the net unrealized loss on securities transferred to held-to-maturity, net, and is presented in the consolidated statements of comprehensive income (loss).
(t) Earnings (Loss) Per Share
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
(u) Business Combinations
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
(v) Business Segments
We regularly assess our strategic plans, operations, reporting structures and financial information provided to management to identify our reportable segments. From December 31, 2015 through September 30, 2022, we operated as one segment. Civic, which we acquired on February 1, 2021, has been identified as an operating segment. In the fourth quarter of 2022, Civic met a quantitative threshold which required it to be disclosed as a reportable operating segment. Therefore, we have two reportable segments as of December 31, 2022: Commercial Banking and Civic and a third segment, Other, which is used for inter-segment eliminations. The factors considered in making this determination include the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the discrete financial information reviewed by our chief decision maker.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(v) Recently Issued Accounting Standards

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
As of December 31, 2021, the Company permanently ceased originating any new loans or entering into any transaction that would increase its LIBOR-based exposure. For all new variable-rate and hybrid loans, the Company primarily offers Prime and SOFR as the variable-rate index.
The Company has completed its readiness efforts to identify loans and other financial instruments that are impacted by the discontinuance of LIBOR. The Company has also completed its review for fallback language contained in contracts for LIBOR-based loans and other financial instruments and has amended a substantial portion of those legacy contracts maturing after June 30, 2023 by adding fallback language or to convert the base rate of the contract to a SOFR-based rate or another rate or index offered by the Company. In 2022, Congress passed the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). The LIBOR Act facilitates the replacement of existing LIBOR based benchmarks with an applicable SOFR rate for outstanding contracts referencing a LIBOR benchmark as of June 30, 2023. We anticipate that the substantial majority of the remaining legacy LIBOR based contracts will transition to a SOFR rate following the AARC’s rate replacement methodology.
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
ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848"
This standard extends the period of time that preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2020-01. The standard defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. ASU 2022-06 was effective upon issuance date of December 21, 2022.
		December 21, 2022	The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
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
NOTE 3. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the year ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, we pledged cash collateral for our derivative contracts of $2.7 million and $2.0 million. In connection with the issuance of the credit-linked notes on September 29, 2022, the Bank deposited $132.8 million into a correspondent bank account at a third party financial institution as the collateral account for the credit-linked notes. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $131.5 million at December 31, 2022.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 4.  INVESTMENT SECURITIES
Transfer of Securities Available-for-Sale to Held-to Maturity
Effective June 1, 2022, the Company transferred $2.3 billion in fair value of municipal securities, agency commercial MBS, private label commercial MBS, U.S. Treasury securities, and corporate debt securities from available-for-sale to held-to-maturity. At the time of transfer, $218.3 million of unrealized losses, net of tax, was retained in "Accumulated other comprehensive (loss) income" on the consolidated balance sheets.
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	December 31,
	2022				2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$2,685,038	$—	$(442,996)	$2,242,042	$2,921,993	$8,866	$(32,649)	$2,898,210
U.S. Treasury securities	771,145	—	(101,075)	670,070	973,555	1,641	(8,298)	966,898
Agency commercial MBS	549,492	—	(61,886)	487,606	1,660,516	37,664	(9,213)	1,688,967
Agency residential CMOs	517,174	—	(60,111)	457,063	1,021,716	22,288	(5,870)	1,038,134
Municipal securities	399,724	—	(60,398)	339,326	2,248,749	75,192	(7,973)	2,315,968
Corporate debt securities	344,767	6	(32,868)	311,905	514,077	13,774	(757)	527,094
Private label residential CMOs	207,123	—	(40,399)	166,724	265,851	1,857	(3,291)	264,417
Collateralized loan obligations	109,159	—	(6,898)	102,261	385,410	396	(444)	385,362
Private label commercial MBS	28,903	—	(2,076)	26,827	453,314	147	(3,244)	450,217
Asset-backed securities	23,568	—	(1,155)	22,413	129,387	484	(324)	129,547
SBA securities	18,524	—	(1,274)	17,250	28,950	726	(32)	29,644
Total	$5,654,617	$6	$(811,136)	$4,843,487	$10,603,518	$163,035	$(72,095)	$10,694,458
See Note 16. Fair Value Measurements for information on fair value measurements and methodology.
As of December 31, 2022, the Company had not recorded an allowance for credit losses on securities available-for-sale. The Company does not consider unrealized losses on such securities to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in non-credit related factors such as interest rates, market spreads, and market conditions subsequent to purchase.
As of December 31, 2022, securities available‑for‑sale with a fair value of $1.2 billion were pledged primarily as collateral to increase FHLB borrowing capacity.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the years indicated:

	Year Ended December 31,
Sales of Securities Available-for-Sale	2022	2021	2020
	(In thousands)
Amortized cost of securities sold	$2,063,415	$365,733	$160,254

Gross realized gains	$6,032	$1,680	$13,222
Gross realized losses	(56,353)	(65)	(51)
Net realized (losses) gains	$(50,321)	$1,615	$13,171
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$52,556	$(6,193)	$2,189,485	$(436,803)	$2,242,041	$(442,996)
U.S. Treasury securities	4,972	(26)	665,098	(101,049)	670,070	(101,075)
Agency commercial MBS	316,892	(31,139)	170,714	(30,747)	487,606	(61,886)
Agency residential CMOs	245,755	(22,748)	211,309	(37,363)	457,064	(60,111)
Municipal securities	37,380	(3,129)	298,266	(57,269)	335,646	(60,398)
Corporate debt securities	302,643	(32,124)	4,256	(744)	306,899	(32,868)
Private label residential CMOs	19,261	(1,294)	147,464	(39,105)	166,725	(40,399)
Collateralized loan obligations	27,704	(1,818)	74,558	(5,080)	102,262	(6,898)
Private label commercial MBS	10,204	(508)	16,623	(1,568)	26,827	(2,076)
Asset-backed securities	22,413	(1,155)	—	—	22,413	(1,155)
SBA securities	17,250	(1,274)	—	—	17,250	(1,274)
Total	$1,057,030	$(101,408)	$3,777,773	$(709,728)	$4,834,803	$(811,136)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$2,502,536	$(31,670)	$57,329	$(979)	$2,559,865	$(32,649)
U.S. Treasury securities	628,767	(8,298)	—	—	628,767	(8,298)
Agency commercial MBS	440,938	(5,066)	106,745	(4,147)	547,683	(9,213)
Agency residential CMOs	216,445	(3,757)	67,340	(2,113)	283,785	(5,870)
Municipal securities	505,080	(6,965)	29,726	(1,008)	534,806	(7,973)
Corporate debt securities	32,761	(757)	—	—	32,761	(757)
Private label residential CMOs	201,988	(3,291)	—	—	201,988	(3,291)
Collateralized loan obligations	137,619	(374)	43,730	(70)	181,349	(444)
Private label commercial MBS	397,619	(3,244)	—	—	397,619	(3,244)
Asset-backed securities	38,742	(137)	15,762	(187)	54,504	(324)
SBA securities	—	—	1,864	(32)	1,864	(32)
Total	$5,102,495	$(63,559)	$322,496	$(8,536)	$5,424,991	$(72,095)
The securities that were in an unrealized loss position at December 31, 2022, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "Accumulated other comprehensive (loss) income" of "Stockholders' equity" on the consolidated balance sheets. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities strictly for liquidity needs and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual Maturities of Securities Available-for-Sale
The following tables present the contractual maturities of our available-for-sale securities portfolio based on amortized cost and fair value as of the date indicated:

	December 31, 2022
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$2,685,038	$2,685,038
U.S. Treasury securities	4,998	—	766,147	—	771,145
Agency commercial MBS	—	208,626	322,213	18,653	549,492
Agency residential CMOs	—	—	178,348	338,826	517,174
Municipal securities	3,680	43,405	330,116	22,523	399,724
Corporate debt securities	—	5,000	339,767	—	344,767
Private label residential CMOs	—	—	—	207,123	207,123
Collateralized loan obligations	—	—	70,321	38,838	109,159
Private label commercial MBS	—	—	—	28,903	28,903
Asset-backed securities	—	—	—	23,568	23,568
SBA securities	4,245	—	—	14,279	18,524
Total	$12,923	$257,031	$2,006,912	$3,377,751	$5,654,617

	December 31, 2022
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Agency residential MBS	$—	$—	$—	$2,242,042	$2,242,042
U.S. Treasury securities	4,972	—	665,098	—	670,070
Agency commercial MBS	—	192,142	277,940	17,524	487,606
Agency residential CMOs	—	—	155,835	301,228	457,063
Municipal securities	3,680	38,147	276,878	20,621	339,326
Corporate debt securities	—	5,006	306,899	—	311,905
Private label residential CMOs	—	—	—	166,724	166,724
Collateralized loan obligations	—	—	66,580	35,681	102,261
Private label commercial MBS	—	—	—	26,827	26,827
Asset-backed securities	—	—	—	22,413	22,413
SBA securities	3,965	—	—	13,285	17,250
Total	$12,617	$235,295	$1,749,230	$2,846,345	$4,843,487
CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Securities Held-to-Maturity
The following table presents amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of securities held-to-maturity as of the date indicated:

	December 31, 2022
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,243,443	$(140)	$1,243,303	$8	$(77,526)	$1,165,785
Agency commercial MBS	427,411	—	427,411	—	(34,287)	393,124
Private label commercial MBS	345,825	—	345,825	—	(26,027)	319,798
U.S. Treasury securities	184,162	—	184,162	—	(12,462)	171,700
Corporate debt securities	69,794	(1,360)	68,434	—	(8,369)	60,065
Total (1)	$2,270,635	$(1,500)	$2,269,135	$8	$(158,671)	$2,110,472
__________________________
(1)    Excludes accrued interest receivable of $13.5 million at December 31, 2022 which is recorded in "Other assets" on the consolidated balance sheets.
As of December 31, 2022, securities held-to-maturity with a fair value of $1.7 billion were pledged as collateral to the FHLB to increase borrowing capacity and for public deposits and letters of credit.
Allowance for Credit Losses on Securities Held-to-Maturity
The following table presents the changes by major security type in our allowance for credit losses on securities held-to-maturity for the year indicated:

	Year Ended December 31, 2022
	Allowance for	Provision			Allowance for
	Credit Losses,	for			Credit Losses,
	Beginning	Credit			End of
Security Type	of Period	Losses	Charge-offs	Recoveries	Period
	(In thousands)
Municipal securities	$—	$140	$—	$—	$140
Corporate debt securities	—	1,360	—	—	1,360
Total	$—	$1,500	$—	$—	$1,500
Credit losses on HTM securities are recorded at the time of purchase, acquisition, or when the Company designates securities as held-to-maturity. Credit losses on HTM securities are representative of current expected credit losses that may be incurred over the life of the investment. Accrued interest receivable on HTM securities, which is included in other assets on the consolidated balance sheets, is excluded from the estimate of expected credit losses. HTM U.S. treasury securities and agency-backed MBS securities are considered to have no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The change in fair value in the HTM private label CMBS portfolio is solely driven by changes in interest rates. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates and, thus, there is no related ACL for this portfolio. The underlying bonds in the Company’s HTM municipal securities and HTM corporate debt securities portfolios are evaluated for credit losses in conjunction with management’s estimate of the allowance for credit losses based primarily on credit ratings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Securities Held-to-Maturity by Credit Quality Indicator
The Company uses S&P, Moody's, Fitch, Kroll, and Egan Jones ratings as the credit quality indicators for its held-to-maturity securities. The following table presents our securities held-to-maturity portfolio by the lowest available credit rating as of the date indicated:

	December 31, 2022
Security Type	AAA	AA+	AA	AA-	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$568,674	$385,990	$173,751	$95,471	$1,901	$—	$—	$17,656	$1,243,443
Agency commercial MBS	—	427,411	—	—	—	—	—	—	427,411
Private label commercial
MBS	345,825	—	—	—	—	—	—	—	345,825
U.S. Treasury securities	—	184,162	—	—	—	—	—	—	184,162
Corporate debt securities	—	—	—	—	—	23,244	20,999	25,551	69,794
Total	$914,499	$997,563	$173,751	$95,471	$1,901	$23,244	$20,999	$43,207	$2,270,635
Contractual Maturities of Securities Held-to-Maturity
The following table presents the contractual maturities of our securities held-to-maturity portfolio based on amortized cost and carrying value as of the date indicated:

	December 31, 2022
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$—	$336,321	$907,122	$1,243,443
Agency commercial MBS	—	—	406,193	21,218	427,411
Private label commercial MBS	—	—	35,985	309,840	345,825
U.S. Treasury securities	—	—	184,162	—	184,162
Corporate debt securities	—	—	—	69,794	69,794
Total	$—	$—	$962,661	$1,307,974	$2,270,635

Fair Value:
Municipal securities	$—	$—	$310,221	$855,564	$1,165,785
Agency commercial MBS	—	—	373,916	19,208	393,124
Private label commercial MBS	—	—	33,374	286,424	319,798
U.S. Treasury securities	—	—	171,700	—	171,700
Corporate debt securities	—	—	—	60,065	60,065
Total	$—	$—	$889,211	$1,221,261	$2,110,472
CMBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
FHLB Stock
In connection with outstanding FHLB advances, the Bank owned FHLB stock carried at cost of $34.3 million and $17.3 million at December 31, 2022 and 2021. At December 31, 2022 and 2021, the Bank was required to own FHLB stock equal to a percentage of outstanding FHLB advances. We evaluated the carrying value of our FHLB stock investment at December 31, 2022 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Taxable interest	$179,496	$118,561	$80,426
Non-taxable interest	28,936	33,916	24,771
Dividend income	1,319	991	1,573
Total interest income on investment securities	$209,751	$153,468	$106,770

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 5.  LOANS AND LEASES
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	December 31,
	2022	2021
	(In thousands)
Real estate mortgage	$15,272,527	$11,189,278
Real estate construction and land (1)	4,711,677	3,491,340
Commercial	8,297,182	7,888,068
Consumer	444,630	457,622
Total gross loans and leases held for investment	28,726,016	23,026,308
Deferred fees, net	(116,887)	(84,760)
Total loans and leases held for investment, net of deferred fees	28,609,129	22,941,548
Allowance for loan and lease losses	(200,732)	(200,564)
Total loans and leases held for investment, net (2)	$28,408,397	$22,740,984
____________________
(1)    Includes land and acquisition and development loans of $153.5 million and $151.8 million at December 31, 2022 and 2021.
(2)    Excludes accrued interest receivable of $124.3 million and $80.3 million at December 31, 2022 and 2021, which is recorded in "Other assets" on the consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31, 2022
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$1,721	$29,269	$30,990	$3,815,841	$3,846,831
Residential	74,918	30,963	105,881	11,290,900	11,396,781
Total real estate mortgage	76,639	60,232	136,871	15,106,741	15,243,612
Real estate construction and land:
Commercial	—	—	—	898,592	898,592
Residential	26,810	8,912	35,722	3,704,570	3,740,292
Total real estate construction and land	26,810	8,912	35,722	4,603,162	4,638,884
Commercial:
Asset-based	—	434	434	5,139,775	5,140,209
Venture capital	—	—	—	2,033,302	2,033,302
Other commercial	461	1,195	1,656	1,106,795	1,108,451
Total commercial	461	1,629	2,090	8,279,872	8,281,962
Consumer	1,935	149	2,084	442,587	444,671
Total	$105,845	$70,922	$176,767	$28,432,362	$28,609,129

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2021
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$5,307	$2,236	$7,543	$3,754,756	$3,762,299
Residential	40,505	9,666	50,171	7,366,250	7,416,421
Total real estate mortgage	45,812	11,902	57,714	11,121,006	11,178,720
Real estate construction and land:
Commercial	—	—	—	832,591	832,591
Residential	7,271	2,223	9,494	2,595,042	2,604,536
Total real estate construction and land	7,271	2,223	9,494	3,427,633	3,437,127
Commercial:
Asset-based	—	464	464	4,075,013	4,075,477
Venture capital	—	—	—	2,320,593	2,320,593
Other commercial	955	3,601	4,556	1,467,425	1,471,981
Total commercial	955	4,065	5,020	7,863,031	7,868,051
Consumer	1,004	276	1,280	456,370	457,650
Total	$55,042	$18,466	$73,508	$22,868,040	$22,941,548
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	December 31,
	2022			2021
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$42,509	$3,804,322	$3,846,831	$27,540	$3,734,759	$3,762,299
Residential	45,272	11,351,509	11,396,781	12,292	7,404,129	7,416,421
Total real estate mortgage	87,781	15,155,831	15,243,612	39,832	11,138,888	11,178,720
Real estate construction and land:
Commercial	—	898,592	898,592	—	832,591	832,591
Residential	10,621	3,729,671	3,740,292	4,715	2,599,821	2,604,536
Total real estate construction and land	10,621	4,628,263	4,638,884	4,715	3,432,412	3,437,127
Commercial:
Asset-based	865	5,139,344	5,140,209	1,464	4,074,013	4,075,477
Venture capital	—	2,033,302	2,033,302	2,799	2,317,794	2,320,593
Other commercial	4,345	1,104,106	1,108,451	11,950	1,460,031	1,471,981
Total commercial	5,210	8,276,752	8,281,962	16,213	7,851,838	7,868,051
Consumer	166	444,505	444,671	414	457,236	457,650
Total	$103,778	$28,505,351	$28,609,129	$61,174	$22,880,374	$22,941,548
The amount of interest income that would have been recorded on nonaccrual loans and leases at December 31, 2022 and 2021 had such loans and leases been current in accordance with their original terms was $6.3 million and $4.9 million for 2022 and 2021.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At December 31, 2022, nonaccrual loans and leases included $70.9 million of loans and leases 90 or more days past due, $6.8 million of loans 30 to 89 days past due and $26.0 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2021, nonaccrual loans and leases included $18.5 million of loans and leases 90 or more days past due, $6.3 million of loans 30 to 89 days past due and $36.4 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of December 31, 2022, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $30.8 million and represented 30% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	December 31, 2022
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$43,737	$106,493	$3,696,601	$3,846,831
Residential	53,207	82,688	11,260,886	11,396,781
Total real estate mortgage	96,944	189,181	14,957,487	15,243,612
Real estate construction and land:
Commercial	—	91,334	807,258	898,592
Residential	10,961	80,860	3,648,471	3,740,292
Total real estate construction and land	10,961	172,194	4,455,729	4,638,884
Commercial:
Asset-based	865	56,836	5,082,508	5,140,209
Venture capital	2,753	127,907	1,902,642	2,033,302
Other commercial	6,473	13,233	1,088,745	1,108,451
Total commercial	10,091	197,976	8,073,895	8,281,962
Consumer	275	6,908	437,488	444,671
Total	$118,271	$566,259	$27,924,599	$28,609,129

	December 31, 2021
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$62,206	$191,809	$3,508,284	$3,762,299
Residential	17,700	19,848	7,378,873	7,416,421
Total real estate mortgage	79,906	211,657	10,887,157	11,178,720
Real estate construction and land:
Commercial	—	67,727	764,864	832,591
Residential	4,715	1,720	2,598,101	2,604,536
Total real estate construction and land	4,715	69,447	3,362,965	3,437,127
Commercial:
Asset-based	4,591	78,305	3,992,581	4,075,477
Venture capital	4,794	14,833	2,300,966	2,320,593
Other commercial	21,659	15,528	1,434,794	1,471,981
Total commercial	31,044	108,666	7,728,341	7,868,051
Consumer	439	1,841	455,370	457,650
Total	$116,104	$391,611	$22,433,833	$22,941,548

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the year indicated:

	At and For the Year Ended
	December 31, 2022		December 31, 2021
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$15,487	$—	$70	$—
Residential	6,392	—	3,555	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	1,575	—	616	—
Commercial:
Asset based	431	—	1,000	—
Venture capital	—	—	2,799	—
Other commercial	1,116	—	1,081	—
Consumer	166	—	19	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$27,022	$444	$27,470	$596
Residential	38,880	—	8,737	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	9,046	—	4,099	—
Commercial:
Asset based	434	—	464	—
Venture capital	—	—	—	—
Other commercial	3,229	480	10,869	169
Consumer	—	—	395	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$87,781	$444	$39,832	$596
Real estate construction and land	10,621	—	4,715	—
Commercial	5,210	480	16,213	169
Consumer	166	—	414	—
Total	$103,778	$924	$61,174	$765

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the date indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
December 31, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$4,957	$3,791	$7,215	$26,132	$4,690	$35,343	$1,290	$—	$83,418
3-4 Pass	537,931	501,576	467,792	322,448	539,701	1,148,386	85,284	10,065	3,613,183
5 Special mention	—	—	728	16,394	2,294	87,077	—	—	106,493
6-8 Classified	—	559	464	1,310	27,396	14,008	—	—	43,737
Total	$542,888	$505,926	$476,199	$366,284	$574,081	$1,284,814	$86,574	$10,065	$3,846,831
Current YTD period:
Gross charge-offs	$—	$67	$—	$79	$2,258	$326	$—	$—	$2,730

Real Estate Mortgage:
Residential
Internal risk rating:
1-2 High pass	$—	$89,251	$19,945	$58,275	$66,219	$69,805	$1,000	$—	$304,495
3-4 Pass	4,401,409	4,193,056	603,065	676,169	447,223	531,579	103,794	96	10,956,391
5 Special mention	9,455	11,841	5,897	16,974	7,112	31,409	—	—	82,688
6-8 Classified	16,558	25,590	4,690	—	2,750	3,416	—	203	53,207
Total	$4,427,422	$4,319,738	$633,597	$751,418	$523,304	$636,209	$104,794	$299	$11,396,781
Current YTD period:
Gross charge-offs	$249	$425	$140	$—	$—	$81	$—	$—	$895

Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	299,538	170,397	74,634	237,294	17,763	7,632	—	—	807,258
5 Special mention	—	—	—	—	91,334	—	—	—	91,334
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$299,538	$170,397	$74,634	$237,294	$109,097	$7,632	$—	$—	$898,592
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
December 31, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	950,144	1,393,485	848,201	282,076	125,806	204	48,555	—	3,648,471
5 Special mention	17,817	13,925	3,963	45,155	—	—	—	—	80,860
6-8 Classified	2,690	7,628	643	—	—	—	—	—	10,961
Total	$970,651	$1,415,038	$852,807	$327,231	$125,806	$204	$48,555	$—	$3,740,292
Current YTD period:
Gross charge-offs	$—	$659	$772	$—	$—	$—	$—	$—	$1,431

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$225,140	$209,272	$57,727	$202,063	$121,600	$208,542	$850,031	$—	$1,874,375
3-4 Pass	547,675	188,269	52,711	35,811	33,426	40,714	2,239,785	69,742	3,208,133
5 Special mention	—	—	—	43,409	—	3,505	9,922	—	56,836
6-8 Classified	—	—	—	—	—	434	—	431	865
Total	$772,815	$397,541	$110,438	$281,283	$155,026	$253,195	$3,099,738	$70,173	$5,140,209
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$750	$—	$750

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(40)	$—	$2,000	$—	$134	$3	$216,535	$503	$219,135
3-4 Pass	92,015	136,296	18,075	3,705	1,833	910	1,365,101	65,572	1,683,507
5 Special mention	13,970	40,924	4,483	23,202	—	—	40,335	4,993	127,907
6-8 Classified	—	2,753	—	—	—	—	—	—	2,753
Total	$105,945	$179,973	$24,558	$26,907	$1,967	$913	$1,621,971	$71,068	$2,033,302
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$940	$—	$940
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
December 31, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$3,591	$10,880	$12	$161	$3	$14	$20,958	$—	$35,619
3-4 Pass	84,930	278,208	54,542	41,908	47,771	87,645	454,438	3,684	1,053,126
5 Special mention	7,038	796	184	695	1,526	2,858	47	89	13,233
6-8 Classified	—	806	—	319	(3)	2,653	1,600	1,098	6,473
Total	$95,559	$290,690	$54,738	$43,083	$49,297	$93,170	$477,043	$4,871	$1,108,451
Current YTD period:
Gross charge-offs	$—	$209	$—	$1	$—	$2,537	$1,906	$474	$5,127

Consumer
Internal risk rating:
1-2 High pass	$34	$30	$7	$—	$1	$—	$854	$—	$926
3-4 Pass	62,868	226,084	20,798	48,542	31,693	37,838	8,739	—	436,562
5 Special mention	1,252	3,490	464	1,126	278	238	60	—	6,908
6-8 Classified	47	—	—	59	79	74	—	16	275
Total	$64,201	$229,604	$21,269	$49,727	$32,051	$38,150	$9,653	$16	$444,671
Current YTD period:
Gross charge-offs	$309	$529	$237	$728	$—	$354	$—	$7	$2,164

Total Loans and Leases
Internal risk rating:
1-2 High pass	$233,682	$313,224	$86,906	$286,631	$192,647	$313,707	$1,090,668	$503	$2,517,968
3-4 Pass	6,976,510	7,087,371	2,139,818	1,647,953	1,245,216	1,854,908	4,305,696	149,159	25,406,631
5 Special mention	49,532	70,976	15,719	146,955	102,544	125,087	50,364	5,082	566,259
6-8 Classified	19,295	37,336	5,797	1,688	30,222	20,585	1,600	1,748	118,271
Total	$7,279,019	$7,508,907	$2,248,240	$2,083,227	$1,570,629	$2,314,287	$5,448,328	$156,492	$28,609,129
Current YTD period:
Gross charge-offs	$558	$1,889	$1,149	$808	$2,258	$3,298	$3,596	$481	$14,037
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

				Troubled Debt Restructurings
	Troubled Debt Restructurings			That Subsequently Defaulted(1)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number
	of	Recorded	Recorded	of	Recorded
	Loans	Investment	Investment	Loans	Investment(1)
	(Dollars In thousands)
Year Ended December 31, 2022
Real estate mortgage:
Commercial	4	$626	$626	—	$—
Residential	18	5,562	1,098	1	97
Real estate construction and land:
Residential	4	3,521	—	—	—
Commercial:
Venture capital	6	6,262	3,330	—	—
Other commercial	23	1,484	1,484	—	—
Consumer	1	18	18	—	—
Total	56	$17,473	$6,556	1	$97
Year Ended December 31, 2021
Real estate mortgage:
Commercial	2	$647	$—	—	$—
Residential	6	802	802	—	—
Real estate construction and land:
Residential	1	208	208	—	—
Commercial:
Asset-based	2	1,987	1,987	1	464
Venture capital	5	4,502	2,529	—	—
Other commercial	40	48,760	30,786	3	2,066
Consumer	1	20	20	—	—
Total	57	$56,926	$36,332	4	$2,530
Year Ended December 31, 2020
Real estate mortgage:
Commercial	12	$17,201	$4,222	1	$412
Residential	9	1,816	1,816	—	—
Commercial:
Asset-based	8	17,008	1,741	—	—
Venture capital	2	2,047	2,047	—	—
Other commercial	37	41,906	27,403	1	92
Consumer	3	212	212	—	—
Total	71	$80,190	$37,441	2	$504
_________________________
(1)     The population of defaulted TDRs for the period indicated includes only those loans restructured during the preceding 12-month period. For example, for the year ended December 31, 2022, the population of defaulted TDRs includes only those loans restructured after December 31, 2021. The table excludes defaulted TDRs in those classes for which the recorded investment was zero at the end of the period.
At December 31, 2022 and 2021, we had unfunded commitments related to TDRs of $897,000 and $2.0 million.

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
The following table provides the components of leases receivable income for the period indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$10,813	$8,976	$8,049
The following table presents the components of leases receivable as of the date indicated:

	December 31,
	2022	2021
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$232,909	$190,025
Unguaranteed residual assets	23,561	21,487
Deferred costs and other	1,815	1,373
Aggregate net investment in leases	$258,285	$212,885
The following table presents maturities of leases receivable as of the date indicated:

December 31, 2022
(In thousands)
Year Ending December 31,
2023	$69,139
2024	68,022
2025	49,643
2026	34,251
2027	21,892
Thereafter	17,998
Total undiscounted cash flows	260,945
Less: Unearned income	(28,036)
Present value of lease payments	$232,909

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the years indicated:

	Year Ended December 31, 2022
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of year	$98,053	$45,079	$48,718	$8,714	$200,564
Charge-offs	(3,625)	(1,431)	(6,817)	(2,164)	(14,037)
Recoveries	1,749	177	7,163	116	9,205
Net (charge-offs) recoveries	(1,876)	(1,254)	346	(2,048)	(4,832)
Provision	(9,530)	9,157	3,785	1,588	5,000
Balance, end of year	$86,647	$52,982	$52,849	$8,254	$200,732

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$3,053	$—	$247	$—	$3,300
Collectively evaluated	$83,594	$52,982	$52,602	$8,254	$197,432

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$68,571	$27,451	$4,422	$—	$100,444
Collectively evaluated	15,175,041	4,611,433	8,277,540	444,671	28,508,685
Ending balance	$15,243,612	$4,638,884	$8,281,962	$444,671	$28,609,129

	Year Ended December 31, 2021
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of year	$138,342	$78,356	$126,403	$5,080	$348,181
Charge-offs	(1,128)	(782)	(7,298)	(1,507)	(10,715)
Recoveries	6,767	—	5,711	120	12,598
Net recoveries (charge-offs)	5,639	(782)	(1,587)	(1,387)	1,883
Provision	(45,928)	(32,495)	(76,098)	5,021	(149,500)
Balance, end of year	$98,053	$45,079	$48,718	$8,714	$200,564

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$161	$—	$2,433	$—	$2,594
Collectively evaluated	$97,892	$45,079	$46,285	$8,714	$197,970

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$37,030	$10,043	$31,317	$—	$78,390
Collectively evaluated	11,141,690	3,427,084	7,836,734	457,650	22,863,158
Ending balance	$11,178,720	$3,437,127	$7,868,051	$457,650	$22,941,548

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The allowance for loan and lease losses increased by $0.2 million in 2022 due primarily to a provision for loan and lease losses of $5.0 million, offset partially by $4.8 million of net charge-offs. The provision for loan and lease losses in 2022 was driven by growth in loans and leases and a less favorable economic forecast offset partially by a decrease in qualitative reserves. For additional information regarding the calculation of the allowance for loan and lease losses using the CECL methodology, including discussion of forecasts used to estimate the allowance, please see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment.
We actively participated in both rounds of the Paycheck Protection Program ("PPP"), under the provisions of the CARES Act during 2020 and 2021, originating $1.65 billion of such loans. As of December 31, 2022, PPP loans totaled $10.2 million, net of deferred fees. The loans have two or five year terms, are fully guaranteed by the SBA, and do not carry an allowance.
A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following date:

	December 31,
	2022			2021
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$80,145	$—	$80,145	$30,817	$—	$30,817
Real estate construction and land	11,742	—	11,742	10,421	—	10,421
Commercial	—	434	434	—	7,586	7,586
Total	$91,887	$434	$92,321	$41,238	$7,586	$48,824
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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the years indicated:

	Year Ended December 31, 2022
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year	$200,564	$73,071	$273,635
Charge-offs	(14,037)	—	(14,037)
Recoveries	9,205	—	9,205
Net charge-offs	(4,832)	—	(4,832)
Provision	5,000	18,000	23,000
Balance, end of year	$200,732	$91,071	$291,803

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year	$348,181	$85,571	$433,752
Charge-offs	(10,715)	—	(10,715)
Recoveries	12,598	—	12,598
Net recoveries	1,883	—	1,883
Provision	(149,500)	(12,500)	(162,000)
Balance, end of year	$200,564	$73,071	$273,635
NOTE 6.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets as of the dates indicated:

	December 31,
Property Type	2022	2021
	(In thousands)
Commercial real estate	$—	$12,594
Single-family residence	5,022	—
Total other real estate owned, net	5,022	12,594
Other foreclosed assets	—	249
Total foreclosed assets, net	$5,022	$12,843
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the years indicated:

	Year Ended December 31,
Foreclosed Assets, Net	2022	2021	2020
	(In thousands)
Balance, beginning of year	$12,843	$14,027	$440
Transfers to foreclosed assets from loans	7,985	1,062	14,755
Provision for losses	(29)	(14)	(267)
Reductions related to sales	(15,777)	(2,232)	(901)
Balance, end of year	$5,022	$12,843	$14,027
The following table presents the changes in the foreclosed assets valuation allowance for the years indicated:

	Year Ended December 31,
Foreclosed Assets Valuation Allowance	2022	2021	2020
	(In thousands)
Balance, beginning of year	$192	$354	$87
Provision for losses	29	14	267
Reductions related to sales	—	(176)	—
Balance, end of year	$221	$192	$354

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 7.  PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2022	2021
	(In thousands)
Land	$1,243	$1,243
Buildings	9,667	9,488
Furniture, fixtures and equipment	52,987	50,509
Leasehold improvements	77,506	66,143
Other assets	7,882	6,882
Premises and equipment, gross	149,285	134,265
Less: accumulated depreciation and amortization	(94,970)	(87,525)
Premises and equipment, net	$54,315	$46,740
Depreciation and amortization expense was $12.4 million, $11.1 million, and $11.5 million for the years ended December 31, 2022, 2021, and 2020.
NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
In performing our annual goodwill assessment in the fourth quarter of 2022 of our two reportable segments – Commercial Banking and Civic, we conducted a qualitative assessment of our Commercial Banking reporting unit and a quantitative assessment of our Civic reporting unit. In performing the qualitative assessment, we considered relevant events and circumstances that may affect the fair value or carrying amount of the Commercial Banking reporting unit. The events and circumstances we considered included current macroeconomic conditions, current industry conditions and the financial performance of the reporting unit and we concluded that it was not more-likely-than-not that goodwill is impaired at the Commercial Banking reporting unit level. Furthermore, in connection with our plans to restructure the Civic reporting unit, we elected to bypass the qualitative assessment and proceeded directly to a quantitative test. We measured the fair value of the Civic reporting unit consistent with the fair value measurement principle that it is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a result of the quantitative assessment, we recorded a goodwill impairment of $29.0 million at the Civic reporting unit in the fourth quarter of 2022 as the estimated fair value of the reporting unit was less than the carrying value. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, or liquidity position.
We performed our annual goodwill impairment testing in the fourth quarter of 2021. We evaluated the carrying value of goodwill for our one reportable segment and determined that it was not impaired.

The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2020	$1,078,670
Addition from the Civic acquisition	125,448
Addition from the HOA Business acquisition	201,618
Balance, December 31, 2021	1,405,736
Impairment - Civic	(29,000)
Balance, December 31, 2022	$1,376,736

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of year	$133,850	$109,646	$117,573
Addition from the Civic acquisition	—	750	—
Addition from the HOA Business acquisition	—	33,300	—
Fully amortized portion	(42,300)	(9,846)	(7,927)
Balance, end of year	91,550	133,850	109,646
Accumulated Amortization:
Balance, beginning of year	(88,893)	(86,005)	(79,179)
Amortization expense	(13,576)	(12,734)	(14,753)
Fully amortized portion	42,300	9,846	7,927
Balance, end of year	(60,169)	(88,893)	(86,005)
Net CDI and CRI, end of year	$31,381	$44,957	$23,641
The following table presents the estimated aggregate future amortization expense for our current intangible assets as of the date indicated:

December 31, 2022
(In thousands)
Year Ending December 31,
2023	$9,085
2024	6,404
2025	4,087
2026	3,481
2027	2,876
Thereafter	5,448
Net CDI and CRI	$31,381

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 9.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	December 31,
Other Assets	2022	2021
	(In thousands)
LIHTC investments	$328,555	$297,746
Deferred tax asset, net (1)	281,848	—
Cash surrender value of BOLI	207,797	203,836
Interest receivable	157,109	120,329
Operating lease ROU assets, net (2)	126,255	123,225
Taxes receivable	89,924	36,011
Equity investments without readily determinable fair values	63,280	62,975
SBIC investments	62,227	46,861
Prepaid expenses	26,752	27,632
Equity warrants (3)	4,048	3,555
Equity investments with readily determinable fair values	1	28,578
Other receivables/assets	148,834	133,244
Total other assets	$1,496,630	$1,083,992
____________________
(1)    At December 31, 2021, this was a net deferred tax liability of $19.6 million.
(2)    See Note 10. Leases for further details regarding the operating lease ROU assets.
(3)    See Note 13. Derivatives for information regarding equity warrants.
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
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our consolidated statements of earnings (loss). The following table presents the components of lease expense for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating lease expense:
Fixed costs	$33,323	$34,541	$34,393
Variable costs	129	59	51
Short-term lease costs	1,466	1,347	385
Sublease income	(4,048)	(4,474)	(4,171)
Net lease expense	$30,870	$31,473	$30,658
The following table presents supplemental cash flow information related to leases for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,677	$36,212	$33,889
ROU assets obtained in exchange for lease obligations:
Operating leases	$39,661	$35,820	$24,309

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents supplemental balance sheet and other information related to operating leases as of the date indicated:

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$126,255	$123,225
Operating lease liabilities	$148,401	$142,117

Weighted average remaining lease term (in years)	6.6	5.6
Weighted average discount rate	2.64%	2.23%
The following table presents the maturities of operating lease liabilities as of the date indicated:

December 31, 2022
(In thousands)
Year Ending December 31,
2023	$34,275
2024	30,255
2025	26,413
2026	21,430
2027	15,323
Thereafter	51,943
Total operating lease liabilities	179,639
Less: Imputed interest	(31,238)
Present value of operating lease liabilities	$148,401
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on our consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the consolidated statements of earnings (loss), according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Leased equipment income" in the consolidated statements of earnings (loss). The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" for the years ended December 31, 2022 and 2021.
The following table presents the contractual rental payments to be received on operating leases as of the date indicated:

December 31, 2022
(In thousands)
Year Ending December 31,
2023	$51,484
2024	49,883
2025	39,660
2026	33,422
2027	25,423
Thereafter	78,223
Total undiscounted cash flows	$278,095

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 11. DEPOSITS
The following table presents the components of interest‑bearing deposits as of the dates indicated:

	December 31,
Deposit Composition	2022	2021
	(In thousands)
Interest checking	$7,938,911	$7,386,269
Money market	9,469,586	11,064,870
Savings	577,637	630,653
Time deposits $250,000 and under	3,198,434	885,938
Time deposits over $250,000	1,539,409	486,894
Total interest-bearing deposits	$22,723,977	$20,454,624
Brokered time deposits totaled $2.3 billion and $195.7 million at December 31, 2022 and 2021. Brokered non-maturity deposits totaled $2.6 billion and $0.9 billion at December 31, 2022 and 2021.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2022	and Under	$250,000	Total
	(In thousands)
Year of Maturity:
2023	$2,749,030	$1,380,971	$4,130,001
2024	386,958	153,281	540,239
2025	58,634	949	59,583
2026	2,534	1,321	3,855
2027	1,278	2,887	4,165
Thereafter	—	—	—
Total	$3,198,434	$1,539,409	$4,737,843

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 12.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	December 31,
	2022		2021
		Weighted		Weighted
		Average		Average
Borrowing Type	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,270,000	4.62%	$—	—%
FHLB unsecured overnight advance	112,000	4.37%	—	—%
AFX borrowings	250,000	4.68%	—	—%
Credit-linked notes	132,030	14.56%	—	—%
Total borrowings	$1,764,030	5.36%	$—	—%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB of $5.8 billion as of December 31, 2022, collateralized by a blanket lien on $7.0 billion of qualifying loans and $2.1 billion of securities.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the dates indicated:

	December 31,
	2022			2021
			Maturity			Maturity
	Balance	Rate	Date	Balance	Rate	Date
	(Dollars in thousands)
Overnight advance	$520,000	4.65%	1/3/2023	$—	—%	-
Term advance	500,000	4.59%	1/23/2023	—	—%	-
Term advance	250,000	4.64%	2/14/2023	—	—%	-
Total FHLB secured advances	$1,270,000	4.62%		$—	—%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of December 31, 2022, the Bank had secured borrowing capacity of $2.5 billion collateralized by liens covering $3.1 billion of qualifying loans. As of December 31, 2022 and December 31, 2021, there were no balances outstanding.
FHLB Unsecured Line of Credit. The Bank has a $112.0 million unsecured line of credit with the FHLB for the purchase of overnight funds, of which there was a $112.0 million balance outstanding at December 31, 2022 and no balance outstanding at December 31, 2021.
Federal Funds Arrangements with Commercial Banks. As of December 31, 2022, the Bank had unsecured lines of credit of $180.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of December 31, 2022 and December 31, 2021, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2022, the balance outstanding was $250.0 million, which consisted of $250.0 million in overnight borrowings. As of December 31, 2021, there was no balance outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Credit-Linked Notes. On September 29, 2022, the Bank completed a credit-linked notes transaction. The notes were issued and sold at par and had an aggregate principal amount of $132.8 million with net proceeds of approximately $128.7 million and are due June 27, 2052. The notes are linked to the credit risk of an approximately $2.66 billion reference pool of previously purchased single-family residential mortgage loans. Principal payments on the notes are based only on scheduled and unscheduled principal that is actually collected on these loans. The notes were issued in five classes with a blended rate on the notes of SOFR plus 11%. The transaction results in a lower risk-weighting on the reference pool of loans for regulatory capital purposes. The credit-linked notes are reported at fair value of $132.0 million at December 31, 2022. See Note 3. Restricted Cash for information regarding the collateral for the notes and Note 15. Fair Value Option for additional information.
Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	December 31,
	2022		2021		Issue	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Date	Date	(Quarterly Reset) (6)
	(Dollars in thousands)
Subordinated notes, net (2)	$395,134	3.25%	$394,634	3.25%	4/30/2021	5/1/2031	Fixed rate (3)
Trust V	10,310	7.84%	10,310	3.32%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	7.82%	10,310	3.25%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	7.69%	5,155	3.17%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	7.16%	61,856	2.88%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	6.46%	20,619	1.89%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	6.37%	16,495	1.80%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	6.32%	10,310	1.75%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	6.72%	82,475	2.15%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	6.36%	128,866	2.08%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	6.36%	51,545	2.08%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	6.36%	51,550	2.08%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (4)	27,592	3.66%	29,306	1.49%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	6.36%	16,470	2.08%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	6.36%	6,650	2.08%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	6.36%	39,177	2.08%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Total subordinated debt	934,514	5.08%	935,728	2.64%
Acquisition discount (5)	(67,427)		(72,445)
Net subordinated debt	$867,087		$863,283
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $4.9 million.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 13.  DERIVATIVES
The Company uses derivatives to manage exposure to market risk, primarily foreign currency risk and interest rate risk, and to assist customers with their risk management objectives. Our derivatives are carried at fair value and recorded in "Other assets" or "Accrued interest payable and other liabilities," as appropriate, in the consolidated balance sheets. The changes in fair value of our derivatives and the related fees are recognized in "Noninterest income - other" in the consolidated statements of earnings (loss). For the year ended December 31, 2022, changes in fair value and fees recorded to noninterest income in the consolidated statements of earnings (loss) were immaterial. See Note 9. Other Assets for additional information regarding equity warrant assets.
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the consolidated balance sheets as of the dates indicated:

	December 31, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$108,451	$6,013	$87,470	$992
Foreign exchange contracts	37,029	1,801	28,463	1,517
Interest rate and economic contracts	145,480	7,814	115,933	2,509
Equity warrant assets	18,209	4,048	18,539	3,555
Total	$163,689	$11,862	$134,472	$6,064

Derivative Liabilities:
Interest rate contracts	$108,451	$5,825	$87,470	$931
Foreign exchange contracts	37,029	81	28,463	—
Total	$145,480	$5,906	$115,933	$931
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant
Accounting Policies.
NOTE 14.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	December 31,
	2022	2021
	(In thousands)
Loan commitments to extend credit	$11,110,264	$9,006,350
Standby letters of credit	320,886	345,769
Total	$11,431,150	$9,352,119
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $91.1 million at December 31, 2022 and $73.1 million at December 31, 2021.
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
Additionally, we have commitments to invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of December 31, 2022 and 2021, such commitments totaled $76.9 million and $85.9 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

December 31, 2022
(In thousands)
Year Ending December 31,
2023	$38,436
2024	38,436
Total	$76,872
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
NOTE 15.  FAIR VALUE OPTION
The Company may elect to report financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the initial recognition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not otherwise be revoked once an election is made. The changes in fair value are recorded in current earnings. However, movements in debt valuation adjustments are reported as a component of "Accumulated other comprehensive (loss) income." Debt valuation adjustments represent the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk.
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.66 billion reference pool of previously purchased single-family residential mortgage loans. The principal balance of the credit-linked notes was $131.1 million at December 31, 2022. The carrying value of the credit-linked notes at December 31, 2022 was $132.0 million, which approximated the fair value. The changes in fair value are reported in "Noninterest income" in the consolidated statements of earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the changes in fair value of the credit-linked notes for the which the fair value option has been elected for the years indicated:

	Year Ended December 31,
Credit-Linked Notes	2022	2021
	(In thousands)
Changes in fair value - (losses) gains	$(911)	$—
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	December 31,
Credit-Linked Notes	2022	2021
	(In thousands)
Carrying value reported on the consolidated balance sheets	$132,030	$—
Aggregate unpaid principal balance less than fair value	131,119	—
NOTE 16.  FAIR VALUE MEASUREMENTS
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
•Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data, and includes our non-rated private label residential CMOs, non-rated private label commercial MBS, equity warrants, and credit-linked notes.
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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At December 31, 2022, the fair value of these investments was $62.2 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	December 31, 2022
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency residential MBS	$2,242,042	$—	$2,242,042	$—
U.S. Treasury securities	670,070	670,070	—	—
Agency commercial MBS	487,606	—	487,606	—
Agency residential CMOs	457,063	—	457,063	—
Municipal securities	339,326	—	339,326	—
Corporate debt securities	311,905	—	311,905	—
Private label residential CMOs	166,724	—	166,724	—
Collateralized loan obligations	102,261	—	102,261	—
Private label commercial MBS	26,827	—	26,827	—
Asset-backed securities	22,413	—	22,413	—
SBA securities	17,250	—	17,250	—
Total securities available-for-sale	$4,843,487	$670,070	$4,173,417	$—
Equity investments with readily determinable fair values	$1	$1	$—	$—
Derivatives (1):
Equity warrants	4,048	—	—	4,048
Interest rate and economic contracts	7,814	—	7,814	—
Derivative liabilities	5,906	—	5,906	—
Credit-linked notes	132,030	—	—	132,030

	Fair Value Measurements as of
	December 31, 2021
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency residential MBS	$2,898,210	$—	$2,898,210	$—
Municipal securities	2,315,968	—	2,315,968	—
Agency commercial MBS	1,688,967	—	1,688,967	—
Agency residential CMOs	1,038,134	—	1,038,134	—
U.S. Treasury securities	966,898	966,898	—	—
Corporate debt securities	527,094	—	527,094	—
Private label commercial MBS	450,217	—	435,216	15,001
Collateralized loan obligations	385,362	—	385,362	—
Private label residential CMOs	264,417	—	264,417	—
Asset-backed securities	129,547	—	129,547	—
SBA securities	29,644	—	29,644	—
Total securities available-for-sale	$10,694,458	$966,898	$9,712,559	$15,001
Equity investments with readily determinable fair values	$28,578	$28,578	$—	$—
Derivatives (1):
Equity warrants	3,555	—	—	3,555
Interest rate and economic contracts	2,509	—	2,509	—
Derivative liabilities	931	—	931	—
____________________
(1)    For information regarding derivative instruments, see Note 13. Derivatives.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
During the year ended December 31, 2022, there was a $18,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. During the year ended December 31, 2021, there was a $646,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about the quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	December 31, 2022
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	21.0% - 98.6%	28.3%
Risk-free interest rate	4.0% - 4.8%	4.2%
Remaining life assumption (in years)	0.08 - 5.00	3.15
__________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label residential CMOs measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Private Label Residential CMOs	2021	2020
	(In thousands)
Balance, beginning of year	$4,647	$6,264
Total included in earnings	2,287	485
Total unrealized loss in comprehensive income	(1,094)	(592)
Sales	(2,903)	—
Net settlements	(2,937)	(1,510)
Balance, end of year	$—	$4,647
The following table summarizes activity for our Level 3 private label commercial MBS measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Private Label Commercial MBS	2022	2021	2020
	(In thousands)
Balance, beginning of year	$15,001	$25,725	$16,435
Total included in earnings	(8)	(77)	5
Total unrealized gain (loss) in comprehensive income	(156)	(115)	(41)
Transfers to Level 2	(4,552)	—	—
Purchases	—	—	20,100
Net settlements	(10,285)	(10,532)	(10,774)
Balance, end of year	$—	$15,001	$25,725

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at year-end	$—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes activity for our Level 3 equity warrants measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Equity Warrants	2022	2021	2020
	(In thousands)
Balance, beginning of year	$3,555	$4,520	$3,434
Total included in earnings	2,490	49,341	10,609
Exercises and settlements (1)	(2,675)	(50,092)	(9,828)
Issuances	696	432	424
Transfers to Level 1 (equity investments with readily
determinable fair values)	(18)	(646)	(119)
Balance, end of year	$4,048	$3,555	$4,520
______________________
(1)    Includes the exercise of warrants that upon exercise become equity securities in public companies. These are often subject to lock-up restrictions that must be met before the equity security can be sold, during which time they are reported as equity investments with readily determinable fair values.
The following table summarizes activity for our Level 3 credit-linked notes measured at fair value on a recurring basis for the year indicated:

Year Ended
Level 3 Credit-Linked Notes	December 31, 2022
(In thousands)
Balance, beginning of year	$—
Total included in earnings	911
Issuances	132,815
Principal payments	(1,696)
Balance, end of period	$132,030
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	December 31, 2022
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$34,077	$—	$28,065	$6,012
OREO	47	—	47	—
Total non-recurring	$34,124	$—	$28,112	$6,012

	Fair Value Measurement as of
	December 31, 2021
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$30,882	$—	$2,915	$27,967
Total non-recurring	$30,882	$—	$2,915	$27,967

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents losses recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
Loss on Assets Measured on a Non‑Recurring Basis	2022	2021	2020
	(In thousands)
Individually evaluated loans and leases	$6,532	$5,772	$24,607
OREO	29	14	267
Total net loss	$6,561	$5,786	$24,874
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	December 31, 2022
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(Dollars in thousands)
Individually evaluated
loans and leases	$990	Discounted cash flows	Discount rates	6.50% - 9.25%	7.87%
Individually evaluated
loans and leases	5,022	Third party appraisals	No discounts
Total non-recurring Level 3	$6,012
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$212,273	$212,273	$212,273	$—	$—
Interest‑earning deposits in financial institutions	2,027,949	2,027,949	2,027,949	—	—
Securities available‑for‑sale	4,843,487	4,843,487	670,070	4,173,417	—
Securities held-to-maturity	2,269,135	2,110,472	171,700	1,938,772	—
Investment in FHLB stock	34,290	34,290	—	34,290	—
Loans held for sale	65,076	65,501	—	65,501	—
Loans and leases held for investment, net	28,408,397	26,627,985	—	28,065	26,599,920
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	4,048	4,048	—	—	4,048
Interest rate and economic contracts	7,814	7,814	—	7,814	—
Servicing rights	633	633	—	—	633

Financial Liabilities:
Core deposits	26,561,129	26,561,129	—	26,561,129	—
Wholesale non-maturity deposits	2,637,362	2,637,362	—	2,637,362	—
Time deposits	4,737,843	4,700,054	—	4,700,054	—
Borrowings	1,764,030	1,764,037	882,000	750,007	132,030
Subordinated debt	867,087	870,534	—	870,534	—
Derivative liabilities	5,906	5,906	—	5,906	—

	December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$112,548	$112,548	$112,548	$—	$—
Interest‑earning deposits in financial institutions	3,944,686	3,944,686	3,944,686	—	—
Securities available‑for‑sale	10,694,458	10,694,458	966,898	9,712,559	15,001
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans and leases held for investment, net	22,740,984	23,461,156	—	2,915	23,458,241
Equity investments with readily determinable fair values	28,578	28,578	28,578	—	—
Equity warrants	3,555	3,555	—	—	3,555
Interest rate and economic contracts	2,509	2,509	—	2,509	—
Servicing rights	1,228	1,228	—	—	1,228

Financial Liabilities:
Core deposits	32,734,949	32,734,949	—	32,734,949	—
Wholesale non-maturity deposits	889,976	889,976	—	889,976	—
Time deposits	1,372,832	1,371,527	—	1,371,527	—
Subordinated debt	863,283	917,342	—	917,342	—
Derivative liabilities	931	931	—	931	—

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
Securities held-to-maturity. Securities held-to-maturity are carried at amortized cost, net of the allowance for credit losses. Fair value for securities categorized as Level 1, which are publicly traded securities, are based on readily available quoted prices. In determining the fair value of the securities categorized as Level 2, we obtain a report from a nationally recognized broker‑dealer detailing the fair value of each investment security we hold as of each reporting date. The broker‑dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. We review the market prices provided by the broker‑dealer for our securities for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the securities. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.
FHLB stock. Investments in FHLB stock are recorded at cost and measured for impairment quarterly. Ownership of FHLB stock is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.
Loans and leases. As loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are measured using the exit price and are estimated for portfolios of loans and leases with similar characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest buckets by credit risk categories and by maturity dates. To determine the exit price of a loan or lease, the cash flows are estimated using a model which utilizes credit spreads and illiquidity premiums. The credit spread for a loan is determined by mapping loans' credit risk ratings to an equivalent corporate bond rating. Once the corporate bond rating is assigned, the credit spread is determined using corporate credit curves for corporate bonds that have a similar corporate bond rating and remaining term as the loan being valued. Illiquidity premiums are assigned to individual loans in a similar manner as an illiquidity premium amount is determined for each corporate bond rating. The credit spread above the appropriate rate curve and the illiquidity premium are considered to arrive at the discount rate curve applied to loan cash flows. For similar, homogeneous loans, management may make adjustments to the discount rate arrived at using the previously described methodology based upon the pricing for recent loan pool purchases and/or rates on recent originations.

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
To the extent a defaulted loan or lease is collateral dependent, we measure expected credit loss based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2022.
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
The individually evaluated loan and lease balances shown above as measured on a non-recurring basis represent those defaulted loans and leases for which expected credit loss was recognized during the year ended December 31, 2022. The amounts shown as net losses include the expected credit loss recognized during the year ended December 31, 2022, for the loan and lease balances shown.
OREO. The fair value of OREO is generally based on the lower of estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the year ended December 31, 2022.
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
Deposits. Deposits are carried at historical cost. The fair values of deposits with no stated maturity, such as core deposits (defined as noninterest‑bearing demand, interest checking, money market, and savings accounts) and wholesale non-maturity deposits, are equal to the amount payable on demand as of the balance sheet date and considered Level 2. The fair value of time deposits is based on the discounted value of contractual cash flows and considered Level 2. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company’s long‑term relationships with its deposit customers, such as a core deposit intangible.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Borrowings. Borrowings include overnight FHLB advances and other fixed‑rate term borrowings. Borrowings are carried at amortized cost. The fair value of overnight FHLB advances is equal to the carrying value and considered Level 1. The fair value of fixed‑rate borrowings is estimated by discounting scheduled cash flows through the maturity dates or call dates, if applicable, using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics and are considered Level 2. Borrowings also include variable-rate credit-linked notes which are carried at fair value. Fair value is estimated by discounting the future expected cash flows by a rate which represents the interest rate spread at issuance adjusted to account for market movement between the issuance date and the valuation date. Since the future expected cash flows are determined based on the unique collateral and waterfall characteristics of our credit-linked notes, they are considered Level 3.
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2022, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 17. INCOME TAXES
The following table presents the components of income tax expense for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current Tax Expense:
Federal	$63,833	$131,559	$78,161
State	44,734	54,744	27,530
Total current tax expense	108,567	186,303	105,691
Deferred Tax Expense (Benefit):
Federal	35,789	15,799	(28,740)
State	(401)	13,273	(1,778)
Total deferred tax expense (benefit)	35,388	29,072	(30,518)
Total income tax expense	$143,955	$215,375	$75,173

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rates of 21% for 2022, 2021, and 2020 to earnings before income taxes:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Computed expected income tax (benefit) expense at federal statutory rate	$119,189	$172,690	$(244,104)
State tax expense (benefit), net of federal tax benefit	36,310	55,682	(77,934)
Goodwill impairment	—	—	407,232
Tax‑exempt interest benefit	(12,293)	(12,312)	(5,202)
Increase in cash surrender value of life insurance	(1,246)	(1,367)	(1,309)
Low income housing tax credits, net of amortization	(7,158)	(6,430)	(4,605)
Nondeductible employee compensation	6,067	4,660	2,830
Nondeductible FDIC premiums	4,257	2,535	2,383
Change in unrecognized tax benefits	(2,017)	(860)	(187)
Valuation allowance change	1,805	(16,201)	(5,288)
State tax refunds	—	—	(2,554)
State rate and apportionment changes	(2,189)	16,330	4,217
Other, net	1,230	648	(306)
Recorded income tax expense	$143,955	$215,375	$75,173
The Company recognized $34.4 million, $33.6 million, and $28.1 million of tax credits and other tax benefits associated with its investments in LIHTC partnerships for the years ended December 31, 2022, 2021, and 2020. The amount of amortization of such investments reported in income tax expense under the proportional amortization method of accounting was $28.0 million for 2022, $27.1 million for 2021, and $23.5 million for 2020.
At December 31, 2022, we had no federal net operating loss carryforwards and approximately $323.0 million of unused state net operating loss carryforwards available to be applied against future taxable income. A majority of the state net operating loss carryforwards will expire in varying amounts from 2023 through 2037. A portion of the state net operating loss carryforwards generated after December 31, 2017 will carry forward indefinitely due to the state conformity to the federal net operating loss carryforward provisions as modified by the Tax Cuts and Jobs Act.
As of December 31, 2022, for federal tax purposes, we had no foreign tax credit carryforwards. The foreign tax credit carryforward was fully utilized in 2021.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2022	2021
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$80,653	$76,384
Interest on nonaccrual loans	2,649	3,150
Deferred compensation	5,011	5,209
Foreclosed assets valuation allowance	298	289
State tax benefit	6,743	6,768
Net operating losses	20,178	19,646
Accrued liabilities	31,336	29,057
Unrealized loss from FDIC‑assisted acquisitions	876	886
Unrealized loss on securities available-for-sale	224,680	—
Unrealized loss on securities held-to-maturity	78,330	—
Tax mark-to-market on loans	—	6,543
Equity investments	2,322	—
Lease liability	41,038	39,095
Core deposit and customer relationship intangibles	1,428	—
Other	2,837	—
Gross deferred tax assets	498,379	187,027
Valuation allowance	(26,687)	(24,882)
Deferred tax assets, net of valuation allowance	471,692	162,145
Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	—	1,746
Deferred loan fees and costs	1,341	2,337
Unrealized gain on securities available‑for‑sale	—	24,972
Premises and equipment, principally due to differences in depreciation	4,186	1,466
FHLB stock	602	613
Tax mark-to-market on loans	1,711	—
Subordinated debt	15,776	17,110
Equity investments	—	5,475
Goodwill	9,229	6,166
Operating leases	121,978	86,000
ROU assets	35,021	34,129
Other	—	1,712
Gross deferred tax liabilities	189,844	181,726
Total net deferred tax assets (liabilities)	$281,848	$(19,581)
Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets. The Company has net deferred tax assets at December 31, 2022, compared to net deferred tax liabilities at December 31, 2021. This was primarily due to the unrealized losses on securities in 2022, and the Company has the ability to hold the securities to maturity and realize the benefits of these deferred tax assets.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company had net income taxes receivable of $90.2 million and $36.3 million at December 31, 2022 and December 31, 2021. Of the increase in income taxes receivable at December 31, 2022, approximately $37.3 million were solar investment tax credits that became available to the Company in the tax year 2022.
As of December 31, 2022 and 2021, the Company had a valuation allowance of $26.7 million and $24.9 million against DTAs. Periodic reviews of the carrying amount of DTAs are made to determine if a valuation allowance is necessary. A valuation allowance is required, based on available evidence, when it is more likely than not that all or a portion of a DTA will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. All available evidence, both positive and negative, that may affect the realizability of the DTA is identified and considered in determining the appropriate amount of the valuation allowance. It is more likely than not that these deferred tax assets subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
The net increase of $1.8 million in the total valuation allowance during the year ended December 31, 2022 was primarily related to state DTAs that are not expected to be utilized.
The following table summarizes the activity related to the Company's unrecognized tax benefits for the years indicated:

	Year Ended December 31,
Unrecognized Tax Benefits	2022	2021
	(In thousands)
Balance, beginning of year	$2,555	$3,376
Reductions for tax positions related to prior years	—	(698)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(2,148)	(123)
Balance, end of year	$407	$2,555

Unrecognized tax benefits that would affect the effective tax rate if recognized	$407	$2,555
Our gross unrecognized tax benefits are not expected to decrease within the next 12 months.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2022, 2021 and 2020, we reduced our accrual for interest expense and penalties, and recognized tax benefits of $0.7 million for 2022, $0.2 million for 2021, and $0.2 million for 2020. We had $0.3 million and $1.1 million accrued for the payment of interest and penalties as of December 31, 2022 and 2021.
We file federal and state income tax returns with the Internal Revenue Service ("IRS") and various state and local jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2018 through 2021. We are currently under examination by certain state jurisdictions for tax years 2015 through 2018.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 18.  EARNINGS (LOSS) PER SHARE
The following table presents the computation of basic and diluted net earnings (loss) per share for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$423,613	$606,959	$(1,237,574)
Less: Preferred stock dividends	(19,339)	—	—
Net earnings available to common stockholders	404,274	606,959	(1,237,574)
Less: earnings allocated to unvested restricted stock(1)	(7,474)	(10,248)	(1,782)
Net earnings (loss) allocated to common shares	$396,800	$596,711	$(1,239,356)

Weighted-average basic shares and unvested restricted stock outstanding	120,071	119,349	118,463
Less: weighted-average unvested restricted stock outstanding	(2,442)	(2,255)	(1,610)
Weighted-average basic shares outstanding	117,629	117,094	116,853

Basic earnings (loss) per share	$3.37	$5.10	$(10.61)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$396,800	$596,711	$(1,239,356)

Weighted-average diluted shares outstanding	117,629	117,094	116,853

Diluted earnings (loss) per share	$3.37	$5.10	$(10.61)
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 19. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers is measured based on the consideration specified in the contract with a customer, and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. Such performance obligations are typically satisfied as services are rendered and payment is generally collected at the time services are rendered, or on a monthly, quarterly, or annual basis. The Company had no material unsatisfied performance obligations as of December 31, 2022.
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

	Year Ended December 31,
	2022		2021		2020
	Total	Revenue from	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$1,556,489	$—	$1,158,729	$—	$1,103,491	$—
Noninterest Income:
Other commissions and fees	43,635	15,752	42,287	11,018	40,347	13,412
Leased equipment income	50,586	—	45,746	—	43,628	—
Service charges on deposit accounts	13,991	13,991	13,269	13,269	10,351	10,351
Gain on sale of loans	518	—	1,733	—	2,139	—
(Loss) gain on sale of securities	(50,321)	—	1,615	—	13,171	—
Dividends and (losses) gains on
equity investments	(3,389)	—	23,115	—	14,984	—
Warrant income	2,490	—	49,341	—	10,609	—
Other income	17,317	947	16,821	556	10,831	2,000
Total noninterest income	74,827	30,690	193,927	24,843	146,060	25,763
Total Revenue	$1,631,316	$30,690	$1,352,656	$24,843	$1,249,551	$25,763
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the year indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Products and services transferred at a point in time	$15,416	$11,713	$14,190
Products and services transferred over time	15,274	13,130	11,573
Total revenue from contracts with customers	$30,690	$24,843	$25,763
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of the dates indicated:

	December 31,
	2022	2021
	(In thousands)
Receivables, which are included in "Other assets"	$1,403	$1,066
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$488	$229
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the year ended December 31, 2022 due to revenue recognized that was included in the contract liability balance at the beginning of the year was $229,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 20.  STOCK-BASED COMPENSATION
At the annual meeting of stockholders held on May 11, 2021, the Company's stockholders approved the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the “Amended and Restated 2017 Plan”). The Company’s Amended and Restated 2017 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until December 31, 2026. The Amended and Restated 2017 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 6,650,000 shares. As of December 31, 2022, there were 2,120,291 shares available for grant under the Amended and Restated 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $33.9 million, $31.4 million, and $23.7 million for the years ended December 31, 2022, 2021, and 2020. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings (loss) and exclude $845,000, $859,000, and $627,000 of stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020 related to our directors, which is included in other expense on the accompanying consolidated statement of earnings (loss). The income tax benefit recognized in the consolidated statements of earnings (loss) related to this expense was $6.6 million, $6.0 million, and $5.8 million for the years ended December 31, 2022, 2021, and 2020. The amount of unrecognized compensation expense related to all unvested TRSAs and PRSUs as of December 31, 2022 totaled $64.6 million. Such expense is expected to be recognized over a weighted average period of 1.3 years.
The following table presents a summary of restricted stock transactions during the year ended December 31, 2022:

	TRSAs		PRSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
Year Ended December 31, 2022	Shares	(Per Share)	Units	(Per Unit)
Unvested restricted stock, beginning of year	2,312,080	$34.21	512,863	$34.32
Granted	994,185	$31.63	150,007	$37.95
Vested	728,938	$35.06	36,322	$41.58
Forfeited	171,449	$34.51	44,261	$39.43
Unvested restricted stock, end of year	2,405,878	$32.86	582,287	$34.42
The table above excludes 28,439 of immediately vested shares awarded to our directors at a weighted average price of $29.81.
Time-Based Restricted Stock Awards
At December 31, 2022, there were 2,405,878 shares of unvested TRSAs outstanding pursuant to the Amended and Restated 2017 Plan. The TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method.
TRSA grants are subject to "double-trigger" vesting in the event of a change in control of the Company, as defined in the Amended and Restated 2017 Plan, and in the event an employee's employment is terminated within 24 months after the change in control by the Company without Cause or by the employee for Good Reason, as defined in the Amended and Restated 2017 Plan, such awards will vest.
The weighted average grant date fair value per share of TRSAs granted during 2022, 2021, and 2020 were $31.63, $37.65, and $20.84. The vesting date fair value of TRSAs that vested during 2022, 2021, and 2020 were $26.4 million, $26.7 million, and $13.1 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Performance-Based Restricted Stock Units
At December 31, 2022, there were 582,287 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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
The weighted average grant date fair value per share of PRSUs granted during 2022, 2021, and 2020 was $37.95, $32.19 and $36.20. The vesting date fair value of PRSUs that vested during 2022 and 2021 was $2.2 million, $0.8 million, and $2.7 million.
NOTE 21. BENEFIT PLANS
401(K) Plans
The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they are scheduled to work a minimum of 1,000 hours and are at least 18 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and applicable tax code. Plan participants are immediately vested in matching contributions received from the Company. During 2021, the Company matched 50% of the first 6% contributed by plan participants. Effective January 1, 2022, the Company matched 50% of the first 8% contributed by plan participants. Expense related to 401(k) employer matching contributions was $8.1 million, $5.7 million and $4.6 million for the years ended December 31, 2022, 2021, and 2020.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 22. STOCKHOLDERS' EQUITY
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
The following table shows the dollar amount of shares surrendered, shares surrendered, and weighted average price per share for restricted stock surrendered as treasury shares for the years indicated:

	Year Ended December 31,
Restricted Stock Surrendered as Treasury Shares	2022	2021	2020
Dollar amount of shares surrendered (in thousands)	$9,531	$8,505	$5,369
Number of shares surrendered	257,501	199,018	213,578
Weighted average price per share	$37.01	$42.73	$25.14
Stock Repurchase Programs
The Stock Repurchase Program was initially authorized by PacWest's Board of Directors on October 17, 2016. On February 15, 2022, PacWest's Board of Directors authorized a new Stock Repurchase Program to purchase shares of its common stock for an aggregate purchase price not to exceed $100 million, effective March 1, 2022. No shares were repurchased under the new Stock Repurchase Program prior to expiration on February 28, 2023.
The following table shows the repurchase amounts, shares repurchased, and weighted average price per share for stock repurchases under the various Stock Repurchase Programs for the years indicated:

	Year Ended December 31,
Stock Repurchases Under Stock Repurchase Programs	2022	2021	2020
Dollar amount of repurchases (in thousands)	$—	$—	$70,000
Number of shares repurchased	—	—	1,953,711
Weighted average price per share	$—	$—	$35.83
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 23. DIVIDEND AVAILABILITY AND REGULATORY MATTERS
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
It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC, or the DFPI, could assert that payment of dividends or other payments is an unsafe or unsound practice. The Bank is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by California state-chartered banks such as Pacific Western are regulated by the DFPI and FDIC under their general supervisory authority as it relates to a bank’s capital requirements. The Bank may declare a dividend without the approval of the DFPI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for the three previous fiscal years less any dividend paid during such period. The Bank had a cumulative net loss of $195.4 million during the three fiscal years of 2022, 2021, and 2020, compared to dividends of $569.0 million paid by the Bank during that same period. During 2022, PacWest received $129.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $790.9 million at December 31, 2022, for the foreseeable future, dividends from the Bank to PacWest will continue to require DFPI and FDIC approval.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of December 31, 2022, the most recent notification date to the regulatory agencies, the Company and the Bank are each “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Bank’s categories.
Management believes, as of December 31, 2022, that the Company and the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer is fully phased-in at 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7%, 8.5%, and 10.5%. At December 31, 2022, the Company and Bank were in compliance with the capital conservation buffer requirements.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the December 31, 2022 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years.
The following tables present actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Well Capitalized		Capital
			Minimum		Conservation
	Actual		Requirement		Buffer
	Balance	Ratio	Balance	Ratio	Requirement
	(Dollars in thousands)
December 31, 2022
Tier I leverage capital (to average assets):
PacWest Bancorp Consolidated	$3,503,201	8.61%	$2,033,411	5.00%	N/A
Pacific Western Bank	$3,408,289	8.39%	$2,031,413	5.00%	N/A
CET1 capital (to risk-weighted assets):
PacWest Bancorp Consolidated	$2,873,685	8.70%	$2,147,012	6.50%	7.00%
Pacific Western Bank	$3,408,289	10.32%	$2,145,738	6.50%	7.00%
Tier I capital (to risk-weighted assets)
PacWest Bancorp Consolidated	$3,503,201	10.61%	$2,642,477	8.00%	8.50%
Pacific Western Bank	$3,408,289	10.32%	$2,640,909	8.00%	8.50%
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	$4,495,750	13.61%	$3,303,096	10.00%	10.50%
Pacific Western Bank	$4,074,047	12.34%	$3,301,136	10.00%	10.50%

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

			Well Capitalized		Capital
			Minimum		Conservation
	Actual		Requirement		Buffer
	Balance	Ratio	Balance	Ratio	Requirement
	(Dollars in thousands)
December 31, 2021
Tier I leverage capital (to average assets):
PacWest Bancorp Consolidated	$2,657,575	6.84%	$1,942,017	5.00%	N/A
Pacific Western Bank	$2,717,374	7.00%	$1,940,510	5.00%	N/A
CET1 capital (to risk-weighted assets):
PacWest Bancorp Consolidated	$2,526,575	8.86%	$1,853,073	6.50%	7.00%
Pacific Western Bank	$2,717,374	9.56%	$1,847,853	6.50%	7.00%
Tier I capital (to risk-weighted assets)
PacWest Bancorp Consolidated	$2,657,575	9.32%	$2,280,705	8.00%	8.50%
Pacific Western Bank	$2,717,374	9.56%	$2,274,281	8.00%	8.50%
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	$3,619,190	12.69%	$2,850,881	10.00%	10.50%
Pacific Western Bank	$3,355,403	11.80%	$2,842,851	10.00%	10.50%
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. On April 30, 2021, the Bank completed the sale of $400 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due May 1, 2031.
The carrying value of subordinated debt totaled $867.1 million at December 31, 2022. At December 31, 2022, $131.0 million of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $721.9 million was included in Tier II capital.
Interest payments on subordinated debt are considered dividend payments under the FRB regulations and subject to the same notification requirements for declaring and paying dividends on common stock.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 24. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
The following tables present the parent company only condensed balance sheets and the related condensed statements of earnings (loss) and condensed statements of cash flows as of and for the years indicated:

Parent Company Only	December 31,
Condensed Balance Sheets	2022	2021
	(In thousands)
Assets:
Cash and cash equivalents	$351,181	$176,923
Investments in subsidiaries	3,640,891	3,845,653
Other assets	98,071	122,324
Total assets	$4,090,143	$4,144,900
Liabilities:
Subordinated debt	$135,055	$135,055
Other liabilities	4,557	10,215
Total liabilities	139,612	145,270
Stockholders’ equity	3,950,531	3,999,630
Total liabilities and stockholders’ equity	$4,090,143	$4,144,900

Parent Company Only	Year Ended December 31,
Condensed Statements of Earnings (Loss)	2022	2021	2020
	(In thousands)
Miscellaneous (loss) income	$(7,234)	$52,955	$14,276
Dividends from Bank subsidiary	129,000	182,000	258,000
Total income	121,766	234,955	272,276
Interest expense	5,824	3,527	4,394
Operating expenses	6,015	18,913	11,184
Total expenses	11,839	22,440	15,578
Earnings before income taxes and equity in undistributed earnings of
subsidiaries	109,927	212,515	256,698
Income tax benefit (expense)	9,682	(6,188)	(3,268)
Earnings before equity in undistributed earnings of subsidiaries	119,609	206,327	253,430
Equity in (distributions in excess of) undistributed earnings or loss
of subsidiaries	304,004	400,632	(1,491,004)
Net earnings (loss)	423,613	606,959	(1,237,574)
Preferred stock dividends	19,339	—	—
Net earnings (loss) available to
common stockholders	$404,274	$606,959	$(1,237,574)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Parent Company Only	Year Ended December 31,
Condensed Statements of Cash Flows	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$423,613	$606,959	$(1,237,574)
Adjustments to reconcile net earnings (loss) to net cash
(used in) provided by operating activities:
Change in other assets	(323,852)	(67,242)	(29,568)
Change in liabilities	(5,658)	5,714	780
Earned stock compensation	34,769	32,223	24,363
(Equity in) distributions in excess of undistributed earnings
or loss of subsidiaries	(304,004)	(400,632)	1,491,004
Net cash (used in) provided by operating activities	(175,132)	177,022	249,005

Cash flows from investing activities:
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Common stock repurchased and restricted stock surrendered	(9,531)	(8,505)	(75,369)
Net proceeds from preferred stock offering	498,516	—	—
Preferred stock dividends paid	(19,339)	—	—
Common stock dividends paid	(120,256)	(119,443)	(159,748)
Net cash provided by (used in) financing activities	349,390	(127,948)	(235,117)
Net increase in cash and cash equivalents	174,258	49,074	13,888
Cash and cash equivalents, beginning of year	176,923	127,849	113,961
Cash and cash equivalents, end of year	$351,181	$176,923	$127,849
NOTE 25. BUSINESS SEGMENTS
ASC 280-10, Segment Reporting, requires that a public business enterprise report certain financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.
We regularly assess our strategic plans, operations, reporting structures and financial information provided to management to identify our reportable segments. From December 31, 2015 through September 30, 2022, we operated as one segment. Civic, which we acquired in February 2021, has been identified as an operating segment. In the fourth quarter of 2022, Civic met a quantitative threshold which required it to be disclosed as a reportable operating segment. Therefore, we have two reportable segments as of December 31, 2022: Commercial Banking and Civic and a third segment, Other, which is used for inter-segment eliminations.
The Company’s reportable segments are aggregated with a focus on products and services offered and consist of three reportable segments:
•Commercial Banking – principal business activities are gathering retail and commercial deposits, originating and servicing loans and leases and investing in investment securities. The primary sources of revenue for this segment are: interest earned on loans and leases and investment securities, fees earned in connection with loan and deposit services, and dividends and gains on equity investments. Principal expenses for this segment are interest incurred on deposits and borrowings, general and administrative expenses and provision for credit losses.
•Civic Financial Services (“Civic”) – principal business activity is the financing of business-purpose non-owner-occupied investor properties. The primary sources of revenue for this segment are interest earned and fees earned in connection with lending services. Principal expenses for this segment are interest incurred on inter-segment borrowings, general and administrative expenses and provision for credit losses.
•Other – principal business activity is the elimination of inter-segment amounts.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where those products are originated and/or serviced. Intangible assets, net interest income, provision for credit losses, and non-interest expense amounts are recorded in their respective segments to the extent that the amounts are directly attributable to those segments. Provision for income taxes for the segments is presented based on the segment’s contribution to the total consolidated provision for income taxes. Operating segment results are based on the Company’s internal management reporting process and are presented below with generally the same major categories as presented to the chief decision maker. The information presented may not be indicative of how the segments would perform if they operated as independent entities due to the interrelationships among the segments.
The following is a summary of operating segment balance sheet information as of the date indicated:

	December 31, 2022
	Commercial			Consolidated
Balance Sheet Data:	Banking	Civic	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$25,295,591	$3,313,538	$—	$28,609,129
Allowance for loan and lease losses	(181,912)	(18,820)	—	(200,732)
Total loans and leases, net	$25,113,679	$3,294,718	$—	$28,408,397
Goodwill	$1,280,288	$96,448	$—	$1,376,736
Core deposit and customer relationship intangibles, net	31,358	23	—	31,381
Total assets(1)	41,045,166	3,590,129	(3,406,359)	41,228,936
Total deposits(2)	34,269,432	16,031	(349,129)	33,936,334
____________________
(1)    The negative balance for total assets in the “Other” segment represents the elimination of inter-segment receivables.
(2)    The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.
The following is a summary of operating segment balance sheet information as of the date indicated:

	December 31, 2021
	Commercial			Consolidated
Balance Sheet Data:	Banking	Civic	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$21,562,889	$1,378,659	$—	$22,941,548
Allowance for loan and lease losses	(193,871)	(6,693)	—	(200,564)
Total loans and leases, net	$21,369,018	$1,371,966	$—	$22,740,984
Goodwill	$1,280,288	$125,448	$—	$1,405,736
Core deposit and customer relationship intangibles, net	44,662	295	—	44,957
Total assets(1)	40,248,429	1,616,914	(1,421,999)	40,443,344
Total deposits(2)	35,145,734	26,877	(174,854)	34,997,757
____________________
(1)    The negative balance for total assets in the “Other” segment represents the elimination of inter-segment receivables.
(2)    The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following is a summary of operating segment income statement information for the year indicated:

	Year Ended
	December 31, 2022
	Commercial			Consolidated
Results of Operations:	Banking	Civic	Other	Company
	(In thousands)
Net interest income	$1,149,257	$141,505	$—	$1,290,762
Provision for credit losses	(11,142)	(13,358)	—	(24,500)
Net interest income after provision for credit losses	1,138,115	128,147	—	1,266,262
Noninterest income	73,089	1,738	—	74,827
Noninterest expense	637,014	136,507	—	773,521
Earnings (loss) before income taxes	574,190	(6,622)	—	567,568
Income tax expense (benefit)	145,634	(1,679)	—	143,955
Net earnings (loss)	$428,556	$(4,943)	$—	$423,613
The following is a summary of operating segment income statement information for the year indicated:

	Year Ended
	December 31, 2021
	Commercial			Consolidated
Results of Operations:	Banking	Civic	Other	Company
	(In thousands)
Net interest income	$1,046,535	$57,289	$—	$1,103,824
Provision for credit losses	168,864	(6,864)	—	162,000
Net interest income after provision for credit losses	1,215,399	50,425	—	1,265,824
Noninterest income	185,654	8,273	—	193,927
Noninterest expense	564,798	72,619	—	637,417
Earnings (loss) before income taxes	836,255	(13,921)	—	822,334
Income tax expense (benefit)	218,950	(3,575)	—	215,375
Net earnings (loss)	$617,305	$(10,346)	$—	$606,959
NOTE 26. RELATED PARTY TRANSACTIONS
In February 2022, the Company purchased $133.1 million in unpaid principal balances of single-family residential mortgage loans from a privately owned non-affiliated bank holding company. In addition, the Company entered into a subservicing agreement with the bank holding company pursuant to which it would service the purchased loans on an ongoing basis and the Company could outsource servicing of loans purchased from third parties to it. The Company’s former Chairman of the Board of Directors and now Lead Director (the "former Chairman") is a director of the non-affiliated bank holding company.
On December 30, 2021, the Company purchased in a private placement 1,000,000 depository shares each representing an ownership interest in a share of non-voting Fixed-Rate, Non-Cumulative Perpetual Preferred Stock of the same bank holding company for the purchase price of $25 per depository share for a total of $25.0 million for investment purposes.
In the normal course of business, the Bank purchases corporate securities for investment purposes. At December 31, 2022, the following security was in our securities portfolio and issued by a non-affiliated bank holding company of which the former Chairman is a managing member of funds that own greater than 5% of the non-affiliated bank holding company's common stock: one subordinated debt security with a par value of $4.5 million.
The transactions described above were approved by the Audit Committee of the Board of Directors in accordance with our related party transactions policy.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 27. SUBSEQUENT EVENTS
Civic Restructuring
On February 17, 2023, the Company provided additional details regarding the previously announced restructuring of Civic. The Company announced it planned to provide a WARN Act notice to Civic employees the week of February 20th and anticipated that approximately 200 Civic positions would be eliminated, effective in the second quarter of 2023. This restructuring aligns with the Company’s strategy to focus on relationship-based community banking and improve capital, liquidity, and operational efficiency.
Common Stock Dividend
On February 1, 2023, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share. The cash dividend is payable on February 28, 2023 to stockholders of record at the close of business on February 15, 2023.
Preferred Stock Dividend
On February 1, 2023, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on March 1, 2023 to stockholders of record at the close of business on February 15, 2023.
We have evaluated events that have occurred subsequent to December 31, 2022 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2022 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a‑15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022. See "Management's Report on Internal Control Over Financial Reporting" set forth in Part II, Item 8 for additional information regarding management's evaluation.
(c) Report of the Independent Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
    None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
    Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to Section 16(a) reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Available Information.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Irvine, CA, Auditor Firm ID: 185.
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements
The consolidated financial statements of PacWest Bancorp and its subsidiaries and independent auditors’ report are included in Item 8 under Part II of this Form 10‑K.
2. Financial Statement Schedules
All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3. Exhibits
The following documents are included or incorporated by reference in this Annual Report on Form 10‑K:

3.1	Certificate of Incorporation of PacWest Bancorp, as amended as of June 5, 2014 (Exhibit 3.1 to Form 10-K filed on February 28, 2022 and incorporated herein by this reference).
3.2	Second Amended and Restated Bylaws of PacWest Bancorp, dated October 25, 2019 (Exhibit 3.2 to Form 10-K filed on February 28, 2022 and incorporated herein by this reference).
3.3
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
4.2
Deposit Agreement, dated June 6, 2022, by and among PacWest Bancorp, Equiniti Trust Company, and the holders from time to time of Depositary Shares described therein (Exhibit 4.1 to Form 8-K filed on June 6, 2022 and incorporated herein by this reference).

4.3	Form of Depositary Receipt (Exhibit 4.2 to Form 8-K filed on June 6, 2022 and incorporated herein by this reference).
4.4	Description of Registered Securities (Filed herewith).
10.1*
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

10.4*
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

10.6*	Form of Stock Unit Award Agreement and Grant Notice pursuant to the Company's Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (Filed herewith).
10.7*	Form of Stock Award Agreement and Grant Notice pursuant to the Company's Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (Filed herewith).
10.8*	2023 Executive Incentive Plan (Filed herewith).
10.9*	Indemnification Agreement applicable to the directors and executive officers of the Company (Exhibit 10.10 to Form 10-K filed on February 28, 2020 and incorporated herein by this reference).

10.10*	PacWest Bancorp Change in Control Severance Plan, dated February 12, 2020 (Exhibit 10.1 to Form 8-K filed on February 14, 2020 and incorporated herein by this reference).
10.11*	PacWest Bancorp Employee Severance Plan, dated February 12, 2020 (Filed herewith).
21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of KPMG LLP (Filed herewith).
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Earnings (Loss) for the years ended December 31, 2022, 2021, and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

PACWEST BANCORP
Dated:	February 27, 2023	By:	/s/ PAUL W. TAYLOR Paul W. Taylor President and Chief Executive Officer
POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew P. Wagner, Paul W. Taylor, Kevin L. Thompson, and Angela M.W. Kelley, and each of them severally, his or her true and lawful attorney‑in‑fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10‑K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys‑in‑fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW P. WAGNER Matthew P. Wagner	Executive Chairman of the Board of Directors	February 27, 2023

/s/ PAUL W. TAYLOR Paul W. Taylor	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023

/s/ KEVIN L. THOMPSON Kevin L. Thompson	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2023

/s/ MONICA L. SPARKS Monica L. Sparks	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023

/s/ TANYA M. ACKER Tanya M. Acker	Director	February 27, 2023

/s/ PAUL R. BURKE Paul R. Burke	Director	February 27, 2023

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	February 27, 2023

/s/ JOHN M. EGGEMEYER, III John M. Eggemeyer, III	Lead Director	February 27, 2023

/s/ C. WILLIAM HOSLER C. William Hosler	Director	February 27, 2023

/s/ POLLY B. JESSEN Polly B. Jessen	Director	February 27, 2023

/s/ SUSAN E. LESTER Susan E. Lester	Director	February 27, 2023

/s/ ROGER H. MOLVAR Roger H. Molvar	Director	February 27, 2023

/s/ STEPHANIE B. MUDICK Stephanie B. Mudick	Director	February 27, 2023