Form 10-Q
period 2023-03-31
PACWEST BANCORP
filed 2023-05-11
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 27, 2023, there were 118,036,596 shares of the registrant's common stock outstanding, excluding 2,204,651 shares of unvested restricted stock.

PACWEST BANCORP
MARCH 31, 2023 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRBSF	Federal Reserve Bank of San Francisco
AFS	Available-for-Sale	GDP	Gross Domestic Product
AFX	American Financial Exchange	HOA Business	Homeowners Association Services Division of MUFG Union Bank, N.A. (a business acquired on October 8, 2021)
ALLL	Allowance for Loan and Lease Losses	HTM	Held-to-Maturity
ALM	Asset Liability Management	IPO	Initial Public Offering
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	LIBOR	London Inter-bank Offered Rate
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIHTC	Low Income Housing Tax Credit
BHCA	Bank Holding Company Act of 1956, as amended	MBS	Mortgage-Backed Securities
BOLI	Bank Owned Life Insurance	MVE	Market Value of Equity
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net Asset Value
CDI	Core Deposit Intangible Assets	NII	Net Interest Income
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
CET1	Common Equity Tier 1	NSF	Non-Sufficient Funds
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	OREO	Other Real Estate Owned
CMBS	Commercial Mortgage-Backed Securities	PPP	Paycheck Protection Program
CMOs	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Units
Retail Non-Maturity Deposits	Includes noninterest-bearing checking accounts, non-brokered interest checking accounts, non-brokered money market accounts, and savings accounts	PWAM	Pacific Western Asset Management Inc.
COVID-19	Coronavirus Disease	ROU	Right-of-use
CPI	Consumer Price Index	S&P	Standard & Poor's
CRA	Community Reinvestment Act	SBA	Small Business Administration
CRE	Commercial Real Estate	SBIC	Small Business Investment Company
CRI	Customer Relationship Intangible Assets	SEC	Securities and Exchange Commission
DFPI	California Department of Financial Protection and Innovation	SOFR	Secured Overnight Financing Rate
DTAs	Deferred Tax Assets	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	TDRs	Troubled Debt Restructurings
FASB	Financial Accounting Standards Board	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco	VIE	Variable Interest Entity
FRB	Board of Governors of the Federal Reserve System

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$218,830	$212,273
Interest-earning deposits in financial institutions	6,461,306	2,027,949
Total cash, cash equivalents, and restricted cash	6,680,136	2,240,222
Securities available-for-sale, at fair value (amortized cost of $5,591,766 and $5,654,617, respectively)	4,848,607	4,843,487
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of
$2,157,056 and $2,110,472, respectively)	2,273,650	2,269,135
Federal Home Loan Bank stock, at cost	147,150	34,290
Total investment securities	7,269,407	7,146,912
Loans held for sale	2,796,208	65,076
Gross loans and leases held for investment	25,770,912	28,726,016
Deferred fees, net	(98,531)	(116,887)
Allowance for loan and lease losses	(210,055)	(200,732)
Total loans and leases held for investment, net	25,462,326	28,408,397
Equipment leased to others under operating leases	399,972	404,245
Premises and equipment, net	60,358	54,315
Foreclosed assets, net	2,135	5,022
Goodwill	—	1,376,736
Core deposit and customer relationship intangibles, net	28,970	31,381
Other assets	1,603,469	1,496,630
Total assets	$44,302,981	$41,228,936

LIABILITIES:
Noninterest-bearing deposits	$7,030,759	$11,212,357
Interest-bearing deposits	21,156,802	22,723,977
Total deposits	28,187,561	33,936,334
Borrowings (including $128,375 at fair value)	11,881,712	1,764,030
Subordinated debt	868,815	867,087
Accrued interest payable and other liabilities	593,416	710,954
Total liabilities	41,531,504	37,278,405

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; 513,250 Series A shares,
$1,000 per share liquidation preference, issued and outstanding at March 31, 2023 and
December 31, 2022)	498,516	498,516
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2023 and
December 31, 2022; 123,169,017 and 123,000,557 shares issued, respectively, includes
2,207,618 and 2,405,878 shares of unvested restricted stock, respectively)	1,232	1,230
Additional paid-in capital	2,903,428	2,927,903
Retained earnings	215,253	1,420,624
Treasury stock, at cost (2,924,803 and 2,778,500 shares at March 31, 2023 and December 31, 2022)	(110,892)	(106,839)
Accumulated other comprehensive (loss) income, net	(736,060)	(790,903)
Total stockholders' equity	2,771,477	3,950,531
Total liabilities and stockholders' equity	$44,302,981	$41,228,936
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$430,685	$267,759
Investment securities	44,237	53,422
Deposits in financial institutions	42,866	1,723
Total interest income	517,788	322,904
Interest expense:
Deposits	155,892	6,208
Borrowings	69,122	161
Subordinated debt	13,502	7,818
Total interest expense	238,516	14,187
Net interest income	279,272	308,717
Provision for credit losses	3,000	—
Net interest income after provision for credit losses	276,272	308,717
Noninterest income:
Leased equipment income	13,857	13,094
Other commissions and fees	10,344	11,580
Service charges on deposit accounts	3,573	3,571
Gain on sale of loans and leases	2,962	60
Gain on sale of securities	—	104
Dividends and gains (losses) on equity investments	1,098	(11,375)
Warrant (loss) income	(333)	629
Other income	4,890	3,155
Total noninterest income	36,391	20,818
Noninterest expense:
Compensation	88,476	92,240
Occupancy	15,067	15,200
Customer related expense	24,005	12,655
Other professional services	6,073	5,954
Data processing	10,938	9,629
Leased equipment depreciation	9,375	9,189
Insurance and assessments	11,717	5,490
Loan expense	6,524	5,157
Intangible asset amortization	2,411	3,649
Foreclosed assets expense (income), net	363	(3,353)
Acquisition, integration and reorganization costs	8,514	—
Goodwill impairment	1,376,736	—
Other expense	12,804	11,616
Total noninterest expense	1,573,003	167,426
(Loss) earnings before income taxes	(1,260,340)	162,109
Income tax (benefit) expense	(64,916)	41,981
Net (loss) earnings	(1,195,424)	120,128
Preferred stock dividends	9,947	—
Net (loss) earnings available to common stockholders	$(1,205,371)	$120,128

(Loss) earnings per common share:
Basic	$(10.22)	$1.01
Diluted	$(10.22)	$1.01
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Net (loss) earnings	$(1,195,424)	$120,128
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities available-for-sale arising during the period	67,971	(609,826)
Income tax (expense) benefit related to unrealized net holding losses arising during the period	(18,828)	167,458
Unrealized net holding gains (losses) on securities available-for-sale, net of tax	49,143	(442,368)
Reclassification adjustment for net (gains) losses included in net earnings (1)	—	(104)
Income tax expense (benefit) related to reclassification adjustment	—	29
Reclassification adjustment for net (gains) losses included in net earnings, net of tax	—	(75)
Amortization of unrealized net loss on securities transferred from available-for-sale to held-to-maturity	7,884	—
Income tax benefit related to amortization of unrealized net loss on securities transferred from
available-for-sale to held-to-maturity	(2,184)	—
Amortization of unrealized net loss on securities transferred from available-for-sale to
held-to-maturity, net of tax	5,700	—
Other comprehensive income (loss), net of tax	54,843	(442,443)
Comprehensive loss	$(1,140,581)	$(322,315)
___________________________________
(1)    Entire amounts are recognized in "Gain (loss) on sale of securities" on the Condensed Consolidated Statements of Earnings.
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2023
		Common Stock					Accumulated
				Additional			Other
	Preferred		Par	Paid-in	Retained	Treasury	Comprehensive
	Stock (1)	Shares	Value	Capital	Earnings	Stock	(Loss) Income	Total
		(Unaudited)
		(In thousands, except per share amount)
Balance, December 31, 2022	$498,516	120,222,057	$1,230	$2,927,903	$1,420,624	$(106,839)	$(790,903)	$3,950,531
Net loss	—	—	—	—	(1,195,424)	—	—	(1,195,424)
Other comprehensive income,
net of tax	—	—	—	—	—	—	54,843	54,843
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	168,460	2	4,981	—	—	—	4,983
Restricted stock surrendered	—	(146,303)	—	—	—	(4,053)	—	(4,053)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	(9,947)	—	—	(9,947)
Common stock, $0.25/share	—	—	—	(29,456)	—	—	—	(29,456)
Balance, March 31, 2023	$498,516	120,244,214	$1,232	$2,903,428	$215,253	$(110,892)	$(736,060)	$2,771,477
___________________________________
(1)    There were 513,250 shares of Series A preferred stock issued during the 2nd quarter of 2022 that remained outstanding at March 31, 2023.

	Three Months Ended March 31, 2022
		Common Stock					Accumulated
				Additional			Other
	Preferred		Par	Paid-in	Retained	Treasury	Comprehensive
	Stock	Shares	Value	Capital	Earnings	Stock	(Loss) Income	Total
		(Unaudited)
		(In thousands, except per share amount)
Balance, December 31, 2021	$—	119,584,854	$1,221	$3,013,399	$1,016,350	$(97,308)	$65,968	$3,999,630
Net earnings	—	—	—	—	120,128	—	—	120,128
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(442,443)	(442,443)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	109,466	1	7,556	—	—	—	7,557
Restricted stock surrendered	—	(92,554)	—	—	—	(4,481)	—	(4,481)
Cash dividends paid:
Common stock, $0.25/share	—	—	—	(29,796)	—	—	—	(29,796)
Balance, March 31, 2022	$—	119,601,766	$1,222	$2,991,159	$1,136,478	$(101,789)	$(376,475)	$3,650,595

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(1,195,424)	$120,128
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill impairment	1,376,736	—
Depreciation and amortization	13,939	13,577
Amortization of net premiums on investment securities	9,526	15,606
Amortization of intangible assets	2,411	3,649
Amortization of operating lease ROU assets	6,655	7,443
Provision for credit losses	3,000	—
Gain on sale of foreclosed assets	(196)	(3,177)
Provision for losses on foreclosed assets	527	—
Gain on sale of loans and leases	(2,962)	(60)
Gain on sale of premises and equipment	(7)	(2)
Gain on sale of securities	—	(104)
Gain on BOLI death benefit	(350)	—
Unrealized gain on derivatives, foreign currencies, and credit-linked notes, net	(1,781)	(1,176)
Earned stock compensation	4,983	7,557
(Increase) decrease in other assets	(129,223)	29,162
Decrease in accrued interest payable and other liabilities	(108,825)	(58,397)
Net cash (used in) provided by operating activities	(20,991)	134,206

Cash flows from investing activities:
Net increase in loans and leases	(93,256)	(1,448,692)
Proceeds from sales of loans and leases	290,228	36,758
Proceeds from maturities and paydowns of securities available-for-sale	56,956	243,921
Proceeds from sales of securities available-for-sale	—	206,192
Purchases of securities available-for-sale	(550)	(356,196)
Proceeds from maturities and paydowns of securities held-to-maturity	288	—
Net purchases of Federal Home Loan Bank stock	(112,860)	—
Proceeds from sales of foreclosed assets	5,124	16,020
Purchases of premises and equipment, net	(9,236)	(7,287)
Proceeds from sales of premises and equipment	13	3
Proceeds from BOLI death benefit	1,844	—
Net (increase) decrease in equipment leased to others under operating leases	(5,097)	4,661
Net cash provided by (used in) investing activities	133,454	(1,304,620)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(4,181,598)	(486,082)
Net decrease in interest-bearing deposits	(1,567,175)	(1,286,780)
Net increase in borrowings	10,119,680	991,000
Restricted stock surrendered	(4,053)	(4,481)
Preferred stock dividends paid	(9,947)	—
Common stock dividends paid	(29,456)	(29,796)
Net cash provided by (used in) financing activities	4,327,451	(816,139)

Net increase (decrease) in cash, cash equivalents, and restricted cash	4,439,914	(1,986,553)
Cash, cash equivalents, and restricted cash, beginning of period	2,240,222	4,057,234
Cash, cash equivalents, and restricted cash, end of period	$6,680,136	$2,070,681

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$209,340	$10,635
Cash paid for income taxes	786	2,138
Loans transferred to foreclosed assets	2,568	304
Transfers from loans held for investment to loans held for sale	2,796,365	—
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
Significant Accounting Policies
Our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission ("Form 10-K"). Updates to our significant accounting policies described below reflect the impact of the adoption of ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02")," specifically the amendment to troubled debt restructurings, and organizational changes which resulted in changes to our reportable operating segments.
Loan Modifications to Borrowers Experiencing Financial Difficulty
Loan modifications made to borrowers experiencing financial difficulty constitute modifications of receivables in the form of principal forgiveness, an interest rate reduction, an other than-insignificant payment delay, or a term extension. ASU 2022-02 eliminated the concept of troubled debt restructurings, and introduced broader modification reporting requirements. Previously, troubled debt restructurings included any type of modification that included a below market concession which was granted both to a borrower in financial difficulty and as a result of financial difficulty. Loan modifications made to borrowers experiencing financial difficulty no longer consider whether a market concession has been granted, as was required with troubled debt restructurings, but rather includes as modifications within the four listed reportable modification types to a borrower deemed to be experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of the modification. Loans reported in this classification have a rating of substandard or worse, and may include both accruing and nonaccruing loans. Loans are assessed to determine whether the modification constitutes a new loan or a continuation of the existing loan. Depending on the terms of the modification and nature of the borrower, this may result in a downgrade or placing a loan on nonaccrual status, which in turn would impact the loan's classification within the ALLL. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.
Business Segments
We regularly assess our strategic plans, operations, reporting structures and financial information provided to management to identify our reportable segments. Civic, a lending subsidiary we acquired in February 2021, has historically been identified as an operating segment. In the fourth quarter of 2022, Civic met a quantitative threshold which required it to be disclosed as a reportable operating segment. Therefore, we had two reportable operating segments as of December 31, 2022: Commercial Banking and Civic, and a third segment, Other, which was used for inter-segment eliminations. In the first quarter of 2023, we began a restructuring of Civic which included removing most of Civic's top management and transferring day-to-day management of most of Civic's operating functions to managers at the Bank. Due to the restructuring of Civic, discrete financial information is no longer prepared. Our management reporting captures the direct expenses of Civic, however, none of the expenses now being incurred to manage Civic are being directly charged or allocated to Civic. Therefore, it is no longer feasible to produce meaningful, separate full financial statements, and thus, discrete financial information for Civic is no longer prepared or distributed to our chief operating decision maker. Thus, Civic no longer meets the criteria to be considered a

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

reportable operating segment. At March 31, 2023, we operated as one reportable segment - Commercial Banking.
Accounting Standards Adopted in 2023
Effective January 1, 2023, we completed the adoption of ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," by eliminating the accounting guidance for TDRs by creditors, in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for restructurings involving borrowers that are experiencing financial difficulty. The Company updated its disclosures in Note 4. Loans and Leases to present information regarding loan modifications to borrowers experiencing financial difficulty. There was no transition adjustment recorded to retained earnings upon adoption. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
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
Use of Estimates
We have made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses (the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments), the carrying value of goodwill and other intangible assets, the fair value of loans held for sale, and the realization of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period's presentation format. In our loan and allowance tables, we realigned certain of our loan portfolio classes and subclasses to better reflect and report our lending. We made the following changes: (1) moved the "Multi-family" loan subclass from the residential real estate mortgage class into its own loan class; (2) moved the "Construction - renovation" loan subclass from the residential real estate construction and land loan class to the residential real estate mortgage class and renamed it "Residential renovation;" and (3) renamed the residential real estate mortgage loan class as "Other residential." All of the loan and allowance tables, both current period and prior periods, reflect these changes and realignment.
Risks and Uncertainties
The recent bank failures involving three prominent regional banks have resulted in significant market volatility among publicly traded bank holding companies, and, in particular, regional banks like PacWest. These bank failures, and the resulting customer fear of additional bank failures, has increased the following risks and uncertainties regarding our business; (i) the loss of customer deposits which, in turn, has put pressure on our liquidity position, (ii) the decrease in our net interest margin resulting from replacing lower-cost customer deposits with higher-cost brokered deposits and borrowings, (iii) the downgrading of our credit rating by third-party rating agencies which may result in increased borrowing costs and/or trigger additional collateral or funding requirements, and (iv) the potential for operating costs to increase due to higher FDIC assessments and other costs necessary to respond to increased regulatory requirements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

To respond to these increased risks and uncertainties we have taken the following actions to mitigate these risks; (a) we pledged additional assets as collateral for borrowings to increase our liquidity position for potential deposit outflows, (b) we have increased the number of customers enrolled in reciprocal deposit programs that increases the amount of FDIC insurance coverage on their account(s) to help retain these customers; (c) we are offering competitive promotional rates on our deposit products to attract new customer deposits, (d) we intend to complete strategic asset sales in the second quarter of 2023 to improve our liquidity position and capital ratios, and (e) we reduced our second quarter 2023 common dividend from $0.25 to $0.01 to improve our liquidity position and capital ratios.
NOTE 2. RESTRICTED CASH
The FRBSF establishes cash reserve requirements that its member banks must maintain based on a percentage of deposit liabilities. There were no reserves required to be held at the FRBSF for the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, we pledged cash collateral for our derivative contracts of $2.4 million and $2.7 million. We have cash which is restricted based on the terms of some of our borrowing agreements that totaled $151.1 million at March 31, 2023 and $131.5 million at December 31, 2022.

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
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	March 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$2,645,975	$—	$(396,895)	$2,249,080	$2,685,038	$—	$(442,996)	$2,242,042
U.S. Treasury securities	771,208	—	(85,772)	685,436	771,145	—	(101,075)	670,070
Agency commercial MBS	545,480	—	(53,799)	491,681	549,492	—	(61,886)	487,606
Agency residential CMOs	509,303	—	(53,621)	455,682	517,174	—	(60,111)	457,063
Municipal securities	395,709	—	(50,070)	345,639	399,724	—	(60,398)	339,326
Corporate debt securities	344,747	—	(54,953)	289,794	344,767	6	(32,868)	311,905
Private label residential CMOs	203,088	—	(38,685)	164,403	207,123	—	(40,399)	166,724
Collateralized loan obligations	109,166	—	(6,172)	102,994	109,159	—	(6,898)	102,261
Private label commercial MBS	27,331	—	(1,796)	25,535	28,903	—	(2,076)	26,827
Asset-backed securities	22,864	—	(407)	22,457	23,568	—	(1,155)	22,413
SBA securities	16,895	—	(989)	15,906	18,524	—	(1,274)	17,250
Total	$5,591,766	$—	$(743,159)	$4,848,607	$5,654,617	$6	$(811,136)	$4,843,487
As of March 31, 2023, the Company had not recorded an allowance for credit losses on securities available-for-sale. The Company does not consider unrealized losses on such securities to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in non-credit related factors such as interest rates, market spreads, and market conditions subsequent to purchase.
As of March 31, 2023, securities available-for-sale with a fair value of $4.6 billion were pledged as collateral primarily for the Bank Term Funding Program borrowings, FRB secured line of credit, and FHLB secured line of credit borrowings.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the years indicated:

	Three Months Ended
	March 31,
Sales of Securities Available-for-Sale	2023	2022
	(In thousands)
Amortized cost of securities sold	$—	$206,088

Gross realized gains	$—	$1,190
Gross realized losses	—	(1,086)
Net realized gains (losses)	$—	$104

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	March 31, 2023
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$6,665	$(306)	$2,242,415	$(396,589)	$2,249,080	$(396,895)
U.S. Treasury securities	4,993	(7)	680,443	(85,765)	685,436	(85,772)
Agency commercial MBS	20,806	(977)	470,875	(52,822)	491,681	(53,799)
Agency residential CMOs	35,116	(2,707)	420,566	(50,914)	455,682	(53,621)
Municipal securities	836	(44)	344,803	(50,026)	345,639	(50,070)
Corporate debt securities	119,754	(18,667)	170,040	(36,286)	289,794	(54,953)
Private label residential CMOs	1,226	(6)	163,177	(38,679)	164,403	(38,685)
Collateralized loan obligations	18,690	(838)	84,304	(5,334)	102,994	(6,172)
Private label commercial MBS	—	—	25,534	(1,796)	25,534	(1,796)
Asset-backed securities	—	—	22,457	(407)	22,457	(407)
SBA securities	—	—	15,906	(989)	15,906	(989)
Total	$208,086	$(23,552)	$4,640,520	$(719,607)	$4,848,606	$(743,159)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$52,556	$(6,193)	$2,189,485	$(436,803)	$2,242,041	$(442,996)
U.S. Treasury securities	4,972	(26)	665,098	(101,049)	670,070	(101,075)
Agency commercial MBS	316,892	(31,139)	170,714	(30,747)	487,606	(61,886)
Agency residential CMOs	245,755	(22,748)	211,309	(37,363)	457,064	(60,111)
Municipal securities	37,380	(3,129)	298,266	(57,269)	335,646	(60,398)
Corporate debt securities	302,643	(32,124)	4,256	(744)	306,899	(32,868)
Private label residential CMOs	19,261	(1,294)	147,464	(39,105)	166,725	(40,399)
Collateralized loan obligations	27,704	(1,818)	74,558	(5,080)	102,262	(6,898)
Private label commercial MBS	10,204	(508)	16,623	(1,568)	26,827	(2,076)
Asset-backed securities	22,413	(1,155)	—	—	22,413	(1,155)
SBA securities	17,250	(1,274)	—	—	17,250	(1,274)
Total	$1,057,030	$(101,408)	$3,777,773	$(709,728)	$4,834,803	$(811,136)
The securities that were in an unrealized loss position at March 31, 2023, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "Accumulated other comprehensive (loss) income" of "Stockholders' equity" on the condensed consolidated balance sheets. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2023
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$2,645,975	$2,645,975
U.S. Treasury securities	4,999	503,869	262,340	—	771,208
Agency commercial MBS	—	205,442	321,502	18,536	545,480
Agency residential CMOs	—	—	175,473	333,830	509,303
Municipal securities	—	53,855	319,463	22,391	395,709
Corporate debt securities	—	5,000	339,747	—	344,747
Private label residential CMOs	—	—	—	203,088	203,088
Collateralized loan obligations	—	—	70,329	38,837	109,166
Private label commercial MBS	—	—	—	27,331	27,331
Asset-backed securities	—	—	—	22,864	22,864
SBA securities	—	3,409	—	13,486	16,895
Total	$4,999	$771,575	$1,488,854	$3,326,338	$5,591,766

Fair Value:
Agency residential MBS	$—	$—	$—	$2,249,080	$2,249,080
U.S. Treasury securities	4,993	448,478	231,965	—	685,436
Agency commercial MBS	—	191,319	282,520	17,842	491,681
Agency residential CMOs	—	—	154,603	301,079	455,682
Municipal securities	—	48,293	276,487	20,859	345,639
Corporate debt securities	—	4,957	284,837	—	289,794
Private label residential CMOs	—	—	—	164,403	164,403
Collateralized loan obligations	—	—	67,321	35,673	102,994
Private label commercial MBS	—	—	—	25,535	25,535
Asset-backed securities	—	—	—	22,457	22,457
SBA securities	—	3,279	—	12,627	15,906
Total	$4,993	$696,326	$1,297,733	$2,849,555	$4,848,607
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Held-to-Maturity
The following table presents amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of securities held-to-maturity as of the date indicated:

	March 31, 2023
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,244,441	$(140)	$1,244,301	$814	$(41,203)	$1,203,912
Agency commercial MBS	428,995	—	428,995	—	(26,135)	402,860
Private label commercial MBS	346,976	—	346,976	—	(28,371)	318,605
U.S. Treasury securities	184,862	—	184,862	—	(8,233)	176,629
Corporate debt securities	69,876	(1,360)	68,516	—	(13,466)	55,050
Total (1)	$2,275,150	$(1,500)	$2,273,650	$814	$(117,408)	$2,157,056
__________________________
(1)    Excludes accrued interest receivable of $11.3 million at March 31, 2023 which is recorded in "Other assets" on the condensed consolidated balance sheets.

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
__________________________
(1)    Excludes accrued interest receivable of $13.5 million at December 31, 2022 which is recorded in "Other assets" on the condensed consolidated balance sheets.
As of March 31, 2023, securities held-to-maturity with a fair value of $2.1 billion were pledged as collateral primarily for public deposits, the FRB secured line of credit, Bank Term Funding Program borrowings, and letters of credit.

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
Three Months Ended March 31, 2023
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
Securities Held-to-Maturity by Credit Quality Indicator
The Company uses S&P, Moody's, Fitch, Kroll, and Egan Jones ratings as the credit quality indicators for its held-to-maturity securities. The following table presents our securities held-to-maturity portfolio at amortized cost by the lowest available credit rating as of the dates indicated:

	March 31, 2023
Security Type	AAA	AA+	AA	AA-	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$551,978	$397,018	$174,273	$95,566	$1,898	$—	$—	$23,708	$1,244,441
Agency commercial MBS	—	428,995	—	—	—	—	—	—	428,995
Private label commercial
MBS	346,976	—	—	—	—	—	—	—	346,976
U.S. Treasury securities	—	184,862	—	—	—	—	—	—	184,862
Corporate debt securities	—	—	—	—	—	23,268	21,007	25,601	69,876
Total	$898,954	$1,010,875	$174,273	$95,566	$1,898	$23,268	$21,007	$49,309	$2,275,150

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
Security Type	AAA	AA+	AA	AA-	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$568,674	$385,990	$173,751	$95,471	$1,901	$—	$—	$17,656	$1,243,443
Agency commercial MBS	—	427,411	—	—	—	—	—	—	427,411
Private label commercial
MBS	345,825	—	—	—	—	—	—	—	345,825
U.S. Treasury securities	—	184,162	—	—	—	—	—	—	184,162
Corporate debt securities	—	—	—	—	—	23,244	20,999	25,551	69,794
Total	$914,499	$997,563	$173,751	$95,471	$1,901	$23,244	$20,999	$43,207	$2,270,635
Contractual Maturities of Securities Held-to-Maturity
The following table presents the contractual maturities of our securities held-to-maturity portfolio based on amortized cost and fair value as of the date indicated:

	March 31, 2023
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$—	$350,751	$893,690	$1,244,441
Agency commercial MBS	—	—	407,855	21,140	428,995
Private label commercial MBS	—	—	36,089	310,887	346,976
U.S. Treasury securities	—	—	184,862	—	184,862
Corporate debt securities	—	—	—	69,876	69,876
Total	$—	$—	$979,557	$1,295,593	$2,275,150

Fair Value:
Municipal securities	$—	$—	$335,601	$868,311	$1,203,912
Agency commercial MBS	—	—	382,601	20,259	402,860
Private label commercial MBS	—	—	33,282	285,323	318,605
U.S. Treasury securities	—	—	176,629	—	176,629
Corporate debt securities	—	—	—	55,050	55,050
Total	$—	$—	$928,113	$1,228,943	$2,157,056
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities, including available-for-sale and held-to-maturity, for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Taxable interest	$38,692	$44,642
Non-taxable interest	4,903	8,519
Dividend income	642	261
Total interest income on investment securities	$44,237	$53,422

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
	2023	2022
	(In thousands)
Real estate mortgage	$15,436,731	$15,762,351
Real estate construction and land (1)	4,674,473	4,221,853
Commercial	5,232,521	8,297,182
Consumer	427,187	444,630
Total gross loans and leases held for investment	25,770,912	28,726,016
Deferred fees, net	(98,531)	(116,887)
Total loans and leases held for investment, net of deferred fees	25,672,381	28,609,129
Allowance for loan and lease losses	(210,055)	(200,732)
Total loans and leases held for investment, net (2)	$25,462,326	$28,408,397
____________________
(1)    Includes land and acquisition and development loans of $142.9 million and $153.5 million at March 31, 2023 and December 31, 2022.
(2)    Excludes accrued interest receivable of $131.7 million and $124.3 million at March 31, 2023 and December 31, 2022, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2023
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,524	$21,578	$25,102	$3,783,649	$3,808,751
Multi-family	—	—	—	5,523,320	5,523,320
Other residential	138,372	27,080	165,452	5,910,088	6,075,540
Total real estate mortgage	141,896	48,658	190,554	15,217,057	15,407,611
Real estate construction and land:
Commercial	—	—	—	910,327	910,327
Residential	—	—	—	3,698,113	3,698,113
Total real estate construction and land	—	—	—	4,608,440	4,608,440
Commercial:
Asset-based	—	420	420	2,067,907	2,068,327
Venture capital	—	—	—	2,058,237	2,058,237
Other commercial	941	352	1,293	1,101,250	1,102,543
Total commercial	941	772	1,713	5,227,394	5,229,107
Consumer	1,594	506	2,100	425,123	427,223
Total	$144,431	$49,936	$194,367	$25,478,014	$25,672,381

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$1,721	$29,269	$30,990	$3,815,841	$3,846,831
Multi-family	—	—	—	5,607,865	5,607,865
Other residential	101,728	39,875	141,603	6,134,025	6,275,628
Total real estate mortgage	103,449	69,144	172,593	15,557,731	15,730,324
Real estate construction and land:
Commercial	—	—	—	898,592	898,592
Residential	—	—	—	3,253,580	3,253,580
Total real estate construction and land	—	—	—	4,152,172	4,152,172
Commercial:
Asset-based	—	434	434	5,139,775	5,140,209
Venture capital	—	—	—	2,033,302	2,033,302
Other commercial	461	1,195	1,656	1,106,795	1,108,451
Total commercial	461	1,629	2,090	8,279,872	8,281,962
Consumer	1,935	149	2,084	442,587	444,671
Total	$105,845	$70,922	$176,767	$28,432,362	$28,609,129
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2023			December 31, 2022
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$32,996	$3,775,755	$3,808,751	$42,509	$3,804,322	$3,846,831
Multi-family	—	5,523,320	5,523,320	—	5,607,865	5,607,865
Other residential	50,060	6,025,480	6,075,540	55,893	6,219,735	6,275,628
Total real estate mortgage	83,056	15,324,555	15,407,611	98,402	15,631,922	15,730,324
Real estate construction and land:
Commercial	—	910,327	910,327	—	898,592	898,592
Residential	—	3,698,113	3,698,113	—	3,253,580	3,253,580
Total real estate construction and land	—	4,608,440	4,608,440	—	4,152,172	4,152,172
Commercial:
Asset-based	420	2,067,907	2,068,327	865	5,139,344	5,140,209
Venture capital	—	2,058,237	2,058,237	—	2,033,302	2,033,302
Other commercial	3,123	1,099,420	1,102,543	4,345	1,104,106	1,108,451
Total commercial	3,543	5,225,564	5,229,107	5,210	8,276,752	8,281,962
Consumer	525	426,698	427,223	166	444,505	444,671
Total	$87,124	$25,585,257	$25,672,381	$103,778	$28,505,351	$28,609,129

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2023, nonaccrual loans and leases included $49.9 million of loans and leases 90 or more days past due, $15.1 million of loans and leases 30 to 89 days past due, and $22.1 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2022, nonaccrual loans and leases included $70.9 million of loans and leases 90 or more days past due, $6.8 million of loans and leases 30 to 89 days past due, and $26.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of March 31, 2023, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $23.8 million and represented 27% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	March 31, 2023
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$35,596	$109,020	$3,664,135	$3,808,751
Multi-family	3,586	116,092	5,403,642	5,523,320
Other residential	76,382	44,810	5,954,348	6,075,540
Total real estate mortgage	115,564	269,922	15,022,125	15,407,611
Real estate construction and land:
Commercial	—	93,641	816,686	910,327
Residential	—	44,997	3,653,116	3,698,113
Total real estate construction and land	—	138,638	4,469,802	4,608,440
Commercial:
Asset-based	420	33,133	2,034,774	2,068,327
Venture capital	2,615	126,422	1,929,200	2,058,237
Other commercial	13,126	5,036	1,084,381	1,102,543
Total commercial	16,161	164,591	5,048,355	5,229,107
Consumer	698	7,002	419,523	427,223
Total	$132,423	$580,153	$24,959,805	$25,672,381

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$43,737	$106,493	$3,696,601	$3,846,831
Multi-family	3,611	60,330	5,543,924	5,607,865
Other residential	60,557	58,063	6,157,008	6,275,628
Total real estate mortgage	107,905	224,886	15,397,533	15,730,324
Real estate construction and land:
Commercial	—	91,334	807,258	898,592
Residential	—	45,155	3,208,425	3,253,580
Total real estate construction and land	—	136,489	4,015,683	4,152,172
Commercial:
Asset-based	865	56,836	5,082,508	5,140,209
Venture capital	2,753	127,907	1,902,642	2,033,302
Other commercial	6,473	13,233	1,088,745	1,108,451
Total commercial	10,091	197,976	8,073,895	8,281,962
Consumer	275	6,908	437,488	444,671
Total	$118,271	$566,259	$27,924,599	$28,609,129

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months		Three Months
		Ended		Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2023	2022	2022
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$60	$—	$68	$—
Multi-family	—	—	—	—
Other residential	364	—	4,109	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	—	—	493	—
Commercial:
Asset based	—	—	874	—
Venture capital	—	—	3,659	—
Other commercial	927	—	1,274	—
Consumer	525	—	387	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$32,936	$3	$32,004	$17
Multi-family	—	—	—	—
Other residential	49,696	—	13,982	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	—	—	5,093	—
Commercial:
Asset based	420	—	449	—
Venture capital	—	—	—	—
Other commercial	2,196	1	4,146	354
Consumer	—	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$83,056	$3	$50,163	$17
Real estate construction and land	—	—	5,586	—
Commercial	3,543	1	10,402	354
Consumer	525	—	387	—
Total	$87,124	$4	$66,538	$371

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$4,935	$2,712	$10,178	$27,110	$40,532	$1,305	$—	$86,772
3-4 Pass	43,528	537,793	498,774	460,109	317,986	1,623,820	85,376	9,977	3,577,363
5 Special mention	—	—	—	724	14,957	93,339	—	—	109,020
6-8 Classified	—	—	552	458	1,265	33,321	—	—	35,596
Total	$43,528	$542,728	$502,038	$471,469	$361,318	$1,791,012	$86,681	$9,977	$3,808,751
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$6,926	$—	$—	$6,926

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$23,561	$84,153	$26,843	$55,542	$104,508	$—	$—	$294,607
3-4 Pass	1,380	1,916,440	1,084,926	441,047	672,385	936,345	56,512	—	5,109,035
5 Special mention	—	—	—	37,211	29,430	49,451	—	—	116,092
6-8 Classified	—	—	—	—	—	3,586	—	—	3,586
Total	$1,380	$1,940,001	$1,169,079	$505,101	$757,357	$1,093,890	$56,512	$—	$5,523,320
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$1,500	$—	$1,500
3-4 Pass	299,234	2,432,852	3,077,525	78,709	—	20,047	44,380	101	5,952,848
5 Special mention	—	18,810	26,000	—	—	—	—	—	44,810
6-8 Classified	(1,456)	26,587	41,041	7,683	—	2,368	—	159	76,382
Total	$297,778	$2,478,249	$3,144,566	$86,392	$—	$22,415	$45,880	$260	$6,075,540
Current YTD period:
Gross charge-offs	$—	$1,600	$1,214	$91	$—	$4	$—	$—	$2,909
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	—	356,981	182,400	80,045	173,735	23,525	—	—	816,686
5 Special mention	—	—	—	—	—	93,641	—	—	93,641
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$—	$356,981	$182,400	$80,045	$173,735	$117,166	$—	$—	$910,327
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	10,606	810,532	1,592,751	869,174	206,942	128,373	34,738	—	3,653,116
5 Special mention	—	—	—	—	44,997	—	—	—	44,997
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$10,606	$810,532	$1,592,751	$869,174	$251,939	$128,373	$34,738	$—	$3,698,113
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$1,493	$270,573	$219,771	$46,719	$148,394	$319,219	$(20)	$—	$1,006,149
3-4 Pass	30,268	351,394	170,393	47,637	33,991	44,076	349,019	1,847	1,028,625
5 Special mention	—	177	—	—	—	14,473	18,451	32	33,133
6-8 Classified	—	—	—	—	—	420	—	—	420
Total	$31,761	$622,144	$390,164	$94,356	$182,385	$378,188	$367,450	$1,879	$2,068,327
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(53)	$(16)	$—	$1,999	$—	$27	$174,702	$(557)	$176,102
3-4 Pass	(10)	137,072	146,732	22,178	3,711	2,173	1,375,198	66,044	1,753,098
5 Special mention	—	14,303	42,585	4,484	22,258	—	37,799	4,993	126,422
6-8 Classified	—	—	2,615	—	—	—	—	—	2,615
Total	$(63)	$151,359	$191,932	$28,661	$25,969	$2,200	$1,587,699	$70,480	$2,058,237
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$655	$2,328	$8,215	$(20)	$65	$(36)	$21,365	$—	$32,572
3-4 Pass	3,579	96,573	274,960	51,500	37,466	127,936	456,166	3,629	1,051,809
5 Special mention	—	—	317	151	610	2,386	1,488	84	5,036
6-8 Classified	—	6,702	—	—	300	2,542	2,725	857	13,126
Total	$4,234	$105,603	$283,492	$51,631	$38,441	$132,828	$481,744	$4,570	$1,102,543
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$47	$90	$137

Consumer
Internal risk rating:
1-2 High pass	$—	$32	$28	$6	$—	$—	$1,041	$—	$1,107
3-4 Pass	66	61,167	217,470	19,885	45,584	64,999	9,245	—	418,416
5 Special mention	—	1,379	3,557	451	1,225	250	140	—	7,002
6-8 Classified	—	—	356	38	176	108	1	19	698
Total	$66	$62,578	$221,411	$20,380	$46,985	$65,357	$10,427	$19	$427,223
Current YTD period:
Gross charge-offs	$—	$79	$31	$—	$144	$170	$1	$—	$425

Total Loans and Leases
Internal risk rating:
1-2 High pass	$2,095	$301,413	$314,879	$85,725	$231,111	$464,250	$199,893	$(557)	$1,598,809
3-4 Pass	388,651	6,700,804	7,245,931	2,070,284	1,491,800	2,971,294	2,410,634	81,598	23,360,996
5 Special mention	—	34,669	72,459	43,021	113,477	253,540	57,878	5,109	580,153
6-8 Classified	(1,456)	33,289	44,564	8,179	1,741	42,345	2,726	1,035	132,423
Total	$389,290	$7,070,175	$7,677,833	$2,207,209	$1,838,129	$3,731,429	$2,671,131	$87,185	$25,672,381
Current YTD period:
Gross charge-offs	$—	$1,679	$1,245	$91	$144	$7,100	$48	$90	$10,397
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
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$4,957	$3,791	$7,215	$26,132	$4,690	$35,343	$1,290	$—	$83,418
3-4 Pass	537,931	501,576	467,792	322,448	539,701	1,148,386	85,284	10,065	3,613,183
5 Special mention	—	—	728	16,394	2,294	87,077	—	—	106,493
6-8 Classified	—	559	464	1,310	27,396	14,008	—	—	43,737
Total	$542,888	$505,926	$476,199	$366,284	$574,081	$1,284,814	$86,574	$10,065	$3,846,831
Current YTD period:
Gross charge-offs	$—	$67	$—	$79	$2,258	$326	$—	$—	$2,730

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$89,251	$19,945	$58,275	$66,219	$69,805	$—	$—	$303,495
3-4 Pass	1,940,337	1,084,467	523,645	676,169	446,987	511,185	57,639	—	5,240,429
5 Special mention	—	—	4,944	16,974	7,003	31,409	—	—	60,330
6-8 Classified	—	—	—	—	2,750	861	—	—	3,611
Total	$1,940,337	$1,173,718	$548,534	$751,418	$522,959	$613,260	$57,639	$—	$5,607,865
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$1,000	$—	$1,000
3-4 Pass	2,805,533	3,200,013	83,580	—	237	20,394	46,155	96	6,156,008
5 Special mention	27,272	25,766	4,916	—	109	—	—	—	58,063
6-8 Classified	19,248	33,218	5,333	—	—	2,555	—	203	60,557
Total	$2,852,053	$3,258,997	$93,829	$—	$346	$22,949	$47,155	$299	$6,275,628
Current YTD period:
Gross charge-offs	$249	$1,084	$912	$—	$—	$81	$—	$—	$2,326
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
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	299,538	170,397	74,634	237,294	17,763	7,632	—	—	807,258
5 Special mention	—	—	—	—	91,334	—	—	—	91,334
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$299,538	$170,397	$74,634	$237,294	$109,097	$7,632	$—	$—	$898,592
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	605,683	1,302,061	844,041	282,076	125,805	204	48,555	—	3,208,425
5 Special mention	—	—	—	45,155	—	—	—	—	45,155
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$605,683	$1,302,061	$844,041	$327,231	$125,805	$204	$48,555	$—	$3,253,580
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$225,140	$209,272	$57,727	$202,063	$121,600	$208,542	$850,031	$—	$1,874,375
3-4 Pass	547,675	188,269	52,711	35,811	33,426	40,714	2,239,785	69,742	3,208,133
5 Special mention	—	—	—	43,409	—	3,505	9,922	—	56,836
6-8 Classified	—	—	—	—	—	434	—	431	865
Total	$772,815	$397,541	$110,438	$281,283	$155,026	$253,195	$3,099,738	$70,173	$5,140,209
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$750	$—	$750

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(40)	$—	$2,000	$—	$134	$3	$216,535	$503	$219,135
3-4 Pass	92,015	136,296	18,075	3,705	1,833	910	1,365,101	65,572	1,683,507
5 Special mention	13,970	40,924	4,483	23,202	—	—	40,335	4,993	127,907
6-8 Classified	—	2,753	—	—	—	—	—	—	2,753
Total	$105,945	$179,973	$24,558	$26,907	$1,967	$913	$1,621,971	$71,068	$2,033,302
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$940	$—	$940
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", which eliminated the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the period indicated with related amortized cost balances as of the date indicated:

	Three Months Ended March 31, 2023
	Loan Modifications
	Balances (Amortized Cost Basis) at
	March 31, 2023
					Combination - Term
					Extension and		Combination - Term
					Interest Rate		Extension and		Total Loan
	Term Extension		Payment Delay		Reduction		Payment Delay		Modifications
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate
mortgage:
Other
residential	$12,716	0.2%	$—	—%	$—	—%	$—	—%	$12,716	0.2%
Commercial:
Venture
capital	—	—%	—	—%	—	—%	613	—%	613	—%
Other
commercial	2,057	0.2%	45	—%	—	—%	—	—%	2,102	0.2%
Consumer	—	—%	—	—%	3	—%	—	—%	3	—%
Total	$14,773		$45		$3		$613		$15,434
The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the period indicated:

Three Months Ended March 31, 2023
Term Extension - Financial Effect
Real estate mortgage:
Other residential	Extended maturity by a weighted average seven months.
Commercial:
Other commercial	Extended maturity by a weighted average 12 months.

Three Months Ended March 31, 2023
Payment Delay - Financial Effect
Commercial:
Other commercial	Provided six months of reduced payments to borrowers without extending the loan term.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023
Combination - Term Extension and Interest Rate Reduction
Consumer	Extended maturity by a weighted average 2 years and reduced weighted average contractual interest rate from 9.5% to 2.0%.

Three Months Ended March 31, 2023
Combination - Term Extension and Payment Delay
Commercial:
Venture capital	Extended maturity by a weighted average 11 months and provided 11 months of interest only payments to borrowers.
The following table presents the payment status of our loan modifications made during the period indicated with related amortized cost balances as of the date indicated:

	Three Months Ended March 31, 2023
	Loan Modifications
	Payment Status (Amortized Cost Basis) at
	March 31, 2023
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$—	$—	$—	$—
Multi-family	—	—	—	—
Other residential	8,780	3,936	—	12,716
Real estate construction and land:
Commercial	—	—	—	—
Residential	—	—	—	—
Commercial:
Asset-based	—	—	—	—
Venture capital	613	—	—	613
Other commercial	2,102	—	—	2,102
Consumer	3	—	—	3
Total	$11,498	$3,936	$—	$15,434
TDRs are a result of rate reductions, term extensions, fee concessions, transfers to foreclosed assets, discounted loan payoffs, and debt forgiveness, or a combination thereof. The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the period indicated:

	Three Months Ended March 31, 2022
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment
	(In thousands)
Real estate mortgage:
Multi-family	1	$304	$—
Commercial:
Other commercial	13	1,074	1,074
Total	14	$1,378	$1,074

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2022, there were two other commercial loans totaling $78,000 restructured in the preceding 12-month period that subsequently defaulted.
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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$3,749	$2,388
The following table presents the components of leases receivable as of the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$235,396	$232,909
Unguaranteed residual assets	23,866	23,561
Deferred costs and other	1,781	1,815
Aggregate net investment in leases	$261,043	$258,285
The following table presents maturities of leases receivable as of the date indicated:

March 31, 2023
(In thousands)
Period ending December 31,
2023	$55,009
2024	73,615
2025	55,299
2026	36,835
2027	23,704
Thereafter	18,570
Total undiscounted cash flows	263,032
Less: Unearned income	(27,636)
Present value of lease payments	$235,396

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended March 31, 2023
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$87,309	$52,320	$52,849	$8,254	$200,732
Charge-offs	(9,835)	—	(137)	(425)	(10,397)
Recoveries	200	—	975	45	1,220
Net (charge-offs) recoveries	(9,635)	—	838	(380)	(9,177)
Provision	31,809	2,714	(16,492)	469	18,500
Balance, end of period	$109,483	$55,034	$37,195	$8,343	$210,055

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	$109,483	$55,034	$37,195	$8,343	$210,055

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$82,835	$—	$2,616	$—	$85,451
Collectively evaluated	15,324,776	4,608,440	5,226,491	427,223	25,586,930
Ending balance	$15,407,611	$4,608,440	$5,229,107	$427,223	$25,672,381

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2022
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$98,624	$44,508	$48,718	$8,714	$200,564
Charge-offs	(168)	—	(2,833)	(233)	(3,234)
Recoveries	163	149	1,735	21	2,068
Net (charge-offs) recoveries	(5)	149	(1,098)	(212)	(1,166)
Provision	(11,391)	(1,009)	9,436	964	(2,000)
Balance, end of period	$87,228	$43,648	$57,056	$9,466	$197,398

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$156	$—	$1,023	$—	$1,179
Collectively evaluated	$87,072	$43,648	$56,033	$9,466	$196,219

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$51,280	$6,515	$17,813	$—	$75,608
Collectively evaluated	12,457,784	3,217,201	8,096,882	504,597	24,276,464
Ending balance	$12,509,064	$3,223,716	$8,114,695	$504,597	$24,352,072
The allowance for loan and lease losses increased by $9.3 million in the first quarter of 2023 to $210.1 million due primarily to a provision for loan and lease losses of $18.5 million driven by an increase in qualitative reserves for loans secured by commercial real estate and higher net charge-offs, offset partially by a decline in the balances of loans and leases held for investment. For additional information regarding the calculation of the allowance for loan and lease losses using the CECL methodology, including discussion of forecasts used to estimate the allowance, please see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	March 31, 2023			December 31, 2022
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$81,541	$—	$81,541	$90,485	$—	$90,485
Real estate construction and land	—	—	—	1,402	—	1,402
Commercial	—	420	420	—	434	434
Total	$81,541	$420	$81,961	$91,887	$434	$92,321

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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	March 31, 2023
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$200,732	$91,071	$291,803
Charge-offs	(10,397)	—	(10,397)
Recoveries	1,220	—	1,220
Net charge-offs	(9,177)	—	(9,177)
Provision	18,500	(15,500)	3,000
Balance, end of period	$210,055	$75,571	$285,626

	Three Months Ended
	March 31, 2022
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$200,564	$73,071	$273,635
Charge-offs	(3,234)	—	(3,234)
Recoveries	2,068	—	2,068
Net charge-offs	(1,166)	—	(1,166)
Provision	(2,000)	2,000	—
Balance, end of period	$197,398	$75,071	$272,469

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets, net of the valuation allowance, as of the dates indicated:

	March 31,	December 31,
Property Type	2023	2022
	(In thousands)
Commercial real estate	$—	$—
Single-family residence	2,135	5,022
Total other real estate owned, net	2,135	5,022
Other foreclosed assets	—	—
Total foreclosed assets, net	$2,135	$5,022
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets, Net
(In thousands)
Balance, December 31, 2022	$5,022
Transfers to foreclosed assets from loans	2,568
Provision for losses	(527)
Reductions related to sales	(4,928)
Balance, March 31, 2023	$2,135
NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually at the reporting unit level unless a triggering event occurs thereby requiring an updated assessment. Our regular annual impairment assessment occurs in the fourth quarter. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds the fair value of the reporting unit. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the condensed consolidated statements of earnings.
The impact to banks triggered by the closure of two well-known regional banks caused a significant decline in bank stock prices in March 2023, including our stock price. These triggering events indicated that goodwill related to our single reporting unit may be impaired and resulted in us performing a goodwill impairment assessment in the first quarter of 2023. We applied the market approach using an average share price of the Company's stock and a control premium to determine the estimated fair value of the reporting unit. The control premium was based upon management's judgment using historical information of control premiums for completed bank acquisitions. As a result, we recorded a goodwill impairment charge of our entire goodwill balance of $1.4 billion in the first quarter of 2023 as the estimated fair value of equity was less than book value. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, or liquidity position.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2022	$1,376,736
Impairment	(1,376,736)
Balance, March 31, 2023	$—

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
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$91,550	$133,850
Fully amortized portion	(750)	—
Balance, end of period	90,800	133,850
Accumulated Amortization:
Balance, beginning of period	(60,169)	(88,893)
Amortization expense	(2,411)	(3,649)
Fully amortized portion	750	—
Balance, end of period	(61,830)	(92,542)
Net CDI and CRI, end of period	$28,970	$41,308
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

March 31, 2023
(In thousands)
Period ending December 31,
2023	$6,674
2024	6,404
2025	4,087
2026	3,481
2027	2,876
Thereafter	5,448
Net CDI and CRI	$28,970

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	March 31,	December 31,
Other Assets	2023	2022
	(In thousands)
Deferred tax asset, net	$342,557	$281,848
LIHTC investments	329,216	328,555
Cash surrender value of BOLI	207,402	207,797
Interest receivable	173,209	157,109
Operating lease ROU assets, net (1)	120,828	126,255
Taxes receivable	83,327	89,924
SBIC investments	65,301	62,227
Equity investments without readily determinable fair values	64,387	63,280
Prepaid expenses	36,730	26,752
Equity warrants (2)	3,978	4,048
Equity investments with readily determinable fair values	1	1
Other receivables/assets	176,533	148,834
Total other assets	$1,603,469	$1,496,630
____________________
(1)    See Note 8. Leases for further details regarding the operating lease ROU assets.
(2)    See Note 10. Derivatives for information regarding equity warrants.
NOTE 8. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Operating lease expense:
Fixed costs	$7,748	$8,479
Variable costs	35	23
Short-term lease costs	357	364
Sublease income	(712)	(1,076)
Net lease expense	$7,428	$7,790
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,963	$8,839
ROU assets obtained in exchange for lease obligations:
Operating leases	$2,196	$17,301

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$120,828	$126,255
Operating lease liabilities	$142,027	$148,401

Weighted average remaining lease term (in years)	6.4	6.6
Weighted average discount rate	2.54%	2.64%
The following table presents the maturities of operating lease liabilities as of the date indicated:

March 31, 2023
(In thousands)
Period ending December 31,
2023	$24,867
2024	30,594
2025	26,922
2026	21,950
2027	15,802
Thereafter	52,415
Total operating lease liabilities	172,550
Less: Imputed interest	(30,523)
Present value of operating lease liabilities	$142,027
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings. The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the three months ended March 31, 2023 and 2022.
The following table presents the rental payments to be received on operating leases as of the date indicated:

March 31, 2023
(In thousands)
Period ending December 31,
2023	$39,565
2024	50,938
2025	40,715
2026	34,486
2027	26,154
Thereafter	79,739
Total undiscounted cash flows	$271,597

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$5,450,000	5.07%	$1,270,000	4.62%
Bank Term Funding Program	4,910,000	4.38%	—	—%
Repurchase agreement (1)	1,393,337	8.50%	—	—%
Credit-linked notes	128,375	15.24%	132,030	14.56%
AFX short-term borrowings	—	—%	250,000	4.68%
FHLB unsecured overnight advance	—	—%	112,000	4.37%
Total borrowings	$11,881,712	5.30%	$1,764,030	5.36%
___________________
(1)    Balance is net of unamortized issuance costs of $17.9 million and $0.4 million of accrued exit fees. Rate calculation does not include the effects of issuance costs and exit fees.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of March 31, 2023 of $5.7 billion, collateralized by a blanket lien on $9.7 billion of qualifying loans and $133.4 million of securities. As of March 31, 2023, the balance outstanding was $5.5 billion, which consisted of various term advances with maturity dates ranging from April 2023 to August 2023. As of December 31, 2022, the balance outstanding was $1.3 billion, which consisted of an overnight advance and two term advances with maturity dates of January 2023 and February 2023.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2023, the Bank had secured borrowing capacity of $5.6 billion collateralized by liens covering $5.6 billion of qualifying loans and $1.4 billion of securities. As of March 31, 2023 and December 31, 2022, there were no balances outstanding.
FRBSF Bank Term Funding Program. In March of 2023, the Bank participated in the FRBSF Bank Term Funding Program. As of March 31, 2023, the Bank had secured borrowing capacity of $4.9 billion collateralized by the par value of pledged securities totaling $4.9 billion. As of March 31, 2023, the balance outstanding was $4.9 billion consisting of two term advances maturing in March 2024.
Repurchase Agreement. In March of 2023, the Bank entered into a repurchase agreement through which it borrowed $1.4 billion that was collateralized by loans with a principal balance of $2.1 billion. In connection with this borrowing, the Bank incurred $17.9 million of issuance costs and accrued $0.4 million in exit fees. The repurchase agreement is to be repaid with collections on the underlying loans. The repurchase agreement has a term of 18 months, under which the interest rate is 8.50% for amounts outstanding during the first nine months and 8.75% for amounts outstanding during the last nine months. The Bank has the option to pay off the repurchase agreement after the first nine months. Per the terms of the agreement, a reserve account equal to 1.5% of the facility commitment amount was deposited with a third-party bank to be used for certain purposes. Any remaining funds will be returned to PacWest at the time of payoff or maturity of the facility.
Credit-Linked Notes. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.68% at March 31, 2023. The notes are linked to the credit risk of an approximately $2.59 billion reference pool of previously purchased single-family residential mortgage loans at March 31, 2023. The notes are due June 27, 2052. Principal payments on the notes are based only on scheduled and unscheduled principal that is actually collected on these loans. The notes are reported at fair value of $128.4 million at March 31, 2023. See Note 12. Fair Value Option for additional information.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Federal Funds Arrangements with Commercial Banks. As of March 31, 2023, the Bank had unsecured lines of credit of $130.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2023 and December 31, 2022, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2023, there was no balance outstanding. As of December 31, 2022, the balance outstanding was $250.0 million, which consisted of $250.0 million in overnight borrowings.
Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	March 31, 2023		December 31, 2022		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset) (6)
	(Dollars in thousands)
Subordinated notes, net (2)	$395,262	3.25%	$395,134	3.25%	4/30/2021	5/1/2031	Fixed rate (3)
Trust V	10,310	8.01%	10,310	7.84%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	7.92%	10,310	7.82%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	7.86%	5,155	7.69%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	7.55%	61,856	7.16%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	6.56%	20,619	6.46%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	6.47%	16,495	6.37%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	6.42%	10,310	6.32%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	6.82%	82,475	6.72%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	6.75%	128,866	6.36%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	6.75%	51,545	6.36%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	6.75%	51,550	6.36%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (4)	27,938	4.52%	27,592	3.66%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	6.75%	16,470	6.36%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	6.75%	6,650	6.36%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	6.75%	39,177	6.36%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Total subordinated debt	934,988	5.27%	934,514	5.08%
Acquisition discount (5)	(66,173)		(67,427)
Net subordinated debt	$868,815		$867,087
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $4.7 million.
(3)    Interest rate is fixed until May 1, 2026, when it changes to a floating rate and resets quarterly at a benchmark rate plus 252 basis points.
(4)    Denomination is in Euros with a value of €25.8 million.
(5)    Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
(6)    Interest rate will transition to term SOFR plus the relevant spread adjustment as the applicable benchmark upon the cessation of LIBOR on June 30, 2023.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  DERIVATIVES
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	March 31, 2023		December 31, 2022
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$107,894	$5,174	$108,451	$6,013
Foreign exchange contracts	37,029	1,851	37,029	1,801
Interest rate and economic contracts	144,923	7,025	145,480	7,814
Equity warrant assets	18,120	3,978	18,209	4,048
Total	$163,043	$11,003	$163,689	$11,862

Derivative Liabilities:
Interest rate contracts	$107,894	$5,026	$108,451	$5,825
Foreign exchange contracts	37,029	152	37,029	81
Total	$144,923	$5,178	$145,480	$5,906
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
NOTE 11.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	March 31,	December 31,
	2023	2022
	(In thousands)
Loan commitments to extend credit	$9,776,789	$11,110,264
Standby letters of credit	321,651	320,886
Total	$10,098,440	$11,431,150
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $75.6 million at March 31, 2023 and $91.1 million at December 31, 2022.

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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of March 31, 2023 and December 31, 2022, we had commitments to contribute capital to these entities totaling $75.4 million and $76.9 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

March 31, 2023
(In thousands)
Period ending December 31,
2023	$42,043
2024	33,383
Total	$75,426
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
NOTE 12.  FAIR VALUE OPTION
The Company may elect to report financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the initial recognition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not otherwise be revoked once an election is made. The changes in fair value are recorded in "Noninterest income" on the condensed consolidated statements of earnings. However, movements in debt valuation adjustments are reported as a component of "Accumulated other comprehensive (loss) income" on the condensed consolidated balance sheets. Debt valuation adjustments represent the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk.
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.59 billion reference pool of previously purchased single-family residential mortgage loans. The principal balance of the credit-linked notes was $129.5 million at March 31, 2023. The carrying value of the credit-linked notes at March 31, 2023 was the estimated fair value of $128.4 million. The changes in fair value are reported in "Noninterest income" on the condensed consolidated statements of earnings.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended
	March 31,
Credit-Linked Notes	2023	2022
	(In thousands)
Changes in fair value - gains (losses)	$1,998	$—
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	March 31,	December 31,
Credit-Linked Notes	2023	2022
	(In thousands)
Carrying value reported on the consolidated balance sheets	$128,375	$132,030
Aggregate unpaid principal balance in excess of (less than) fair value	1,087	(911)

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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At March 31, 2023, the fair value of these investments was $65.3 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	March 31, 2023
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$2,249,080	$—	$2,249,080	$—
U.S. Treasury securities	685,436	685,436	—	—
Agency commercial MBS	491,681	—	491,681	—
Agency residential CMOs	455,682	—	455,682	—
Municipal securities	345,639	—	345,639	—
Corporate debt securities	289,794	—	275,015	14,779
Private label residential CMOs	164,403	—	164,403	—
Collateralized loan obligations	102,994	—	102,994	—
Private label commercial MBS	25,535	—	25,535	—
Asset-backed securities	22,457	—	22,457	—
SBA securities	15,906	—	15,906	—
Total securities available-for-sale	$4,848,607	$685,436	$4,148,392	$14,779
Equity investments with readily determinable fair values	$1	$1	$—	$—
Derivatives (1):
Equity warrants	3,978	—	—	3,978
Interest rate and economic contracts	7,025	—	7,025	—
Derivative liabilities	5,178	—	5,178	—
Credit-linked notes	128,375	—	—	128,375

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
During the three months ended March 31, 2023, there was a $1,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was also an $18.0 million transfer of corporate debt securities from Level 2 to Level 3 during the three months ended March 31, 2023.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 corporate debt securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	March 31, 2023
	Corporate Debt Securities
	Input or	Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	4.2% - 7.7%	5.9%
Discount rates	7.7% - 11.2%	9.4%
____________________
(1)    Unobservable inputs for corporate debt securities were weighted by the relative fair values of the instruments.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	March 31, 2023
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	22.7% - 104.0%	27.9%
Risk-free interest rate	3.6% - 4.9%	3.9%
Remaining life assumption (in years)	0.08 - 5.00	3.27
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label commercial MBS available-for-sale, and equity warrants and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2022	$—	$4,048	$132,030
Total included in earnings	—	(333)	(1,998)
Total included in other comprehensive income (loss)	(3,221)	—	—
Issuances	—	283	—
Principal payments	—	—	(1,657)
Transfer from Level 2	18,000	—
Exercises and settlements	—	(19)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	(1)	—
Balance, March 31, 2023	$14,779	$3,978	$128,375

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$(3,221)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	March 31, 2023
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$23,673	$—	$23,152	$521
Total non-recurring	$23,673	$—	$23,152	$521

	Fair Value Measurement as of
	December 31, 2022
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$34,077	$—	$28,065	$6,012
OREO	47	—	47	—
Total non-recurring	$34,124	$—	$28,112	$6,012

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended
Losses on Assets	March 31,
Measured on a Non-Recurring Basis	2023	2022
	(In thousands)
Individually evaluated loans and leases	$4,911	$434
Total losses	$4,911	$434
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	March 31, 2023
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(Dollars in thousands)
Individually evaluated
loans and leases	521	Third party appraisals	No discounts
Total non-recurring Level 3	$521
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$218,830	$218,830	$218,830	$—	$—
Interest-earning deposits in financial institutions	6,461,306	6,461,306	6,461,306	—	—
Securities available-for-sale	4,848,607	4,848,607	685,436	4,148,392	14,779
Securities held-to-maturity	2,273,650	2,157,056	176,629	1,945,900	34,527
Investment in FHLB stock	147,150	147,150	—	147,150	—
Loans held for sale	2,796,208	2,807,699	—	2,807,699	—
Loans and leases held for investment, net	25,462,326	24,138,162	—	23,152	24,115,010
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	3,978	3,978	—	—	3,978
Interest rate and economic contracts	7,025	7,025	—	7,025	—
Servicing rights	1,409	1,409	—	—	1,409

Financial Liabilities:
Retail non-maturity deposits	19,230,293	19,230,293	—	19,230,293	—
Wholesale non-maturity deposits	2,028,676	2,028,676	—	2,028,676	—
Time deposits	6,928,592	6,945,479	—	6,945,479	—
Borrowings	11,881,712	11,899,375	4,910,000	5,450,000	1,539,375
Subordinated debt	868,815	823,002	—	823,002	—
Derivative liabilities	5,178	5,178	—	5,178	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$212,273	$212,273	$212,273	$—	$—
Interest-earning deposits in financial institutions	2,027,949	2,027,949	2,027,949	—	—
Securities available-for-sale	4,843,487	4,843,487	670,070	4,173,417	—
Securities held-to-maturity	2,269,135	2,110,472	171,700	1,938,772	—
Investment in FHLB stock	34,290	34,290	—	34,290	—
Loans held for sale	65,076	65,501	—	65,501	—
Loans and leases held for investment, net	28,408,397	26,627,985	—	28,065	26,599,920
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	4,048	4,048	—	—	4,048
Interest rate and economic contracts	7,814	7,814	—	7,814	—
Servicing rights	633	633	—	—	633

Financial Liabilities:
Retail non-maturity deposits	26,561,129	26,561,129	—	26,561,129	—
Wholesale non-maturity deposits	2,637,362	2,637,362	—	2,637,362	—
Time deposits	4,737,843	4,700,054	—	4,700,054	—
Borrowings	1,764,030	1,764,037	882,000	750,007	132,030
Subordinated debt	867,087	870,534	—	870,534	—
Derivative liabilities	5,906	5,906	—	5,906	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2023, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14.  EARNINGS PER COMMON SHARE
The following table presents the computations of basic and diluted net earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Basic Earnings Per Common Share:
Net (loss) earnings	$(1,195,424)	$120,128
Less: Preferred stock dividends	(9,947)	—
Net (loss) earnings available to common stockholders	(1,205,371)	120,128
Less: Earnings allocated to unvested restricted stock(1)	(319)	(2,037)
Net (loss) earnings allocated to common shares	$(1,205,690)	$118,091

Weighted-average basic shares and unvested restricted
stock outstanding	120,239	119,595
Less: Weighted-average unvested restricted stock
outstanding	(2,309)	(2,246)
Weighted-average basic shares outstanding	117,930	117,349

Basic (loss) earnings per common share	$(10.22)	$1.01

Diluted Earnings Per Common Share:
Net (loss) earnings allocated to common shares	$(1,205,690)	$118,091

Weighted-average diluted shares outstanding	117,930	117,349

Diluted (loss) earnings per common share	$(10.22)	$1.01
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

	Three Months Ended March 31,
	2023		2022
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$517,788	$—	$322,904	$—
Noninterest Income:
Service charges on deposit accounts	3,573	3,573	3,571	3,571
Other commissions and fees	10,344	4,432	11,580	3,773
Leased equipment income	13,857	—	13,094	—
Gain on sale of loans	2,962	—	60	—
(Loss) gain on sale of securities	—	—	104	—
Dividends and (losses) gains on equity securities	1,098	—	(11,375)	—
Warrant income	(333)	—	629	—
Other income	4,890	269	3,155	(2)
Total noninterest income	36,391	8,274	20,818	7,342
Total Revenue	$554,179	$8,274	$343,722	$7,342
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Products and services transferred at a point in time	$4,352	$3,926
Products and services transferred over time	3,922	3,416
Total revenue from contracts with customers	$8,274	$7,342
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Receivables, which are included in "Other assets"	$1,278	$1,403
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$470	$488
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the three months ended March 31, 2023 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $18,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the annual meeting of stockholders held on May 11, 2021, the Company's stockholders approved the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the “Amended and Restated 2017 Plan”). The Company’s Amended and Restated 2017 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until December 31, 2026. The Amended and Restated 2017 Plan authorizes grants of stock-based compensation instruments to issue up to 6,650,000 shares. As of March 31, 2023, there were 1,951,831 shares available for grant under the Amended and Restated 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $5.0 million and $7.6 million for the three months ended March 31, 2023 and 2022. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of March 31, 2023 totaled $67.4 million.
Time-Based Restricted Stock Awards
At March 31, 2023, there were 2,207,618 shares of unvested TRSAs outstanding. TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying award on the grant date and is recognized over the vesting period using the straight-line method.
Performance-Based Restricted Stock Units
At March 31, 2023, there were 656,049 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The shares underlying the PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of either 150% or 200% of target.
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
Preferred Stock
At March 31, 2023, our preferred stock of $498.5 million represents 20,530,000 depositary shares (the “Depositary Shares”), each representing a 1/40th ownership interest in a share of the Company’s 7.75% fixed rate reset non-cumulative, non-convertible, perpetual preferred stock, Series A, par value $0.01 per share (the “Series A preferred stock”), with a liquidation preference of $1,000 per share of Series A preferred stock (equivalent to $25.00 per Depositary Share). The Series A preferred stock qualifies as Tier 1 capital for purposes of regulatory capital calculations. The Series A preferred stock is perpetual and has no maturity date.

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
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)

This standard expands the proportional amortization method to account for investments in all tax credit structures. That accounting method was previously allowed only for low-income housing tax credit ("LIHTC") investments, but now is available, by election, to all community development tax credit investment reporting that meets five conditions. Under the new guidance, reporting entities can make accounting policy elections on a tax-credit-program-by-tax-credit-program basis, rather than for individual investments or at the reporting entity level. Additionally, early adoption is permitted.

		January 1, 2024	The Company is evaluating the impact of this standard on its consolidated financial statements.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18.  SUBSEQUENT EVENTS
Common Stock Dividends
On May 5, 2023, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.01 per common share. The cash dividend is payable on May 31, 2023 to stockholders of record at the close of business on May 15, 2023.
Preferred Stock Dividends
On May 5, 2023, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on June 1, 2023 to stockholders of record at the close of business on May 15, 2023.
Loans Transferred to Held For Sale and Loan Sales
Through May 5, 2023, we transferred $384 million of loans to held for sale and recognized charge-offs of $12.2 million to record these loans at the lower of cost or their estimated market value. We completed sales of $431 million of loans through May 5, 2023, and recorded net gains on these sales of $0.1 million.
Loans Pledged as Collateral
On May 10, 2023, the Company pledged an additional $5.1 billion of loans to the FRB which resulted in additional borrowing capacity of $3.9 billion under our existing discount window borrowing facility, and results in immediately-available liquidity (on-balance sheet liquidity and unused borrowing capacity) of $15.0 billion. Borrowings under the discount window program can range in length from overnight to up to 90 days.
The Company has evaluated events that have occurred subsequent to March 31, 2023 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

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
•the impact of bank failures or other adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks, the safety of deposits, and depositor behavior;
•compression of the net interest margin due to changes in the interest rate environment, forward yield curves, loan products offered, spreads on newly originated loans and leases, changes in our asset or liability mix, and/or changes to the cost of deposits and borrowings;
•our ability to compete effectively against other financial service providers in our markets;
•continued deterioration in general business and economic conditions, uncertainty in U.S. fiscal monetary policy, including the interest rate policies of the Federal Reserve Board, and volatility and disruption in credit and capital markets could adversely affect the Company's revenues and the value of its assets and liabilities, lead to a tightening of credit, and increase stock price volatility;
•changes in credit quality and the effect of credit quality and the current expected credit loss accounting standard on our provision for credit losses and allowance for credit losses;
•our ability to attract deposits and other sources of funding or liquidity, particularly in a rising or high interest rate environment, and the quality and composition of our deposits;
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
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2023, accounted for 88.5% of net revenue (net interest income plus noninterest income).
At March 31, 2023, the Company had total assets of $44.3 billion, including $28.5 billion of total loans and leases, net of deferred fees, $4.8 billion of securities available-for-sale, $2.3 billion of securities held-to-maturity, and $6.5 billion of interest-earning deposits in financial institutions compared to $41.2 billion of total assets at December 31, 2022, including $28.7 billion of total loans and leases, net of deferred fees, $4.8 billion of securities available-for-sale, $2.3 billion securities held-to-maturity, and $2.0 billion of interest-earning deposits in financial institutions. The $3.1 billion increase in total assets since year-end was due primarily to a $4.4 billion increase in interest-earning deposits in financial institutions, offset mainly by a $1.4 billion decrease in goodwill. See "- Recent Events" for discussion regarding the changes in total assets and total liabilities during the three months ended March 31, 2023.
At March 31, 2023, the Company had total liabilities of $41.5 billion, including total deposits of $28.2 billion and borrowings of $11.9 billion, compared to $37.3 billion of total liabilities at December 31, 2022, including $33.9 billion of total deposits and $1.8 billion borrowings. The $4.3 billion increase in total liabilities since year-end was due mainly to an increase of $10.1 billion in borrowings, partially offset by a $5.7 billion decrease in deposits.
At March 31, 2023, the Company had total stockholders' equity of $2.8 billion compared to $4.0 billion at December 31, 2022. The $1.2 billion decrease in stockholders' equity since year-end was due mainly to the net loss of $1.2 billion. Our consolidated common equity Tier 1 (CET1), Tier 1 capital and Total capital ratios increased to 9.21%, 11.15%, and 14.21% at March 31, 2023 due primarily to positive adjusted earnings combined with a decrease in risk-weighted assets.

Recent Events
Impact of Two Bank Closures
During the first quarter of 2023, the closure of two large regional banks resulted in market volatility and a significant decline in regional bank stock prices, including our stock price. Due to the presence of a triggering event that indicated it was more likely than not that our goodwill was impaired, we performed a goodwill impairment assessment and recorded an impairment of $1.38 billion in the first quarter, as the estimated fair value of equity was less than book value as of March 31, 2023. This is a non-cash charge and had no impact on our regulatory capital ratios, cash flows, or liquidity position. The goodwill impairment charge resulted in a net loss of $1.21 billion in the first quarter.
The closure of the two banks, and the resulting customer fear of additional failures, resulted in an outflow of our deposits from accounts with greater than the FDIC's $250,000 insurance coverage amount. Total deposits decreased by $5.7 billion or 16.9% in the first quarter. Most of the decrease in deposits was from uninsured deposits, which resulted in the percentage of insured deposits to total deposits to increase from 48% at December 31, 2022 to 71% of total deposits at March 31, 2023. We responded to this banking crisis quickly by significantly increasing the amount of borrowings and wholesale/brokered deposits to enhance our liquidity position to prepare for any additional deposit outflows. This change in our funding mix in the month of March 2023 had a negative impact on our net interest margin which declined to 2.89% in the first quarter of 2023 compared to 3.41% in the fourth quarter of 2022. To improve our net interest margin we intend to complete strategic asset sales in the second quarter of 2023, which led to the transfer of our $2.7 billion Lender Finance loan portfolio to held for sale as of March 31, 2023. The proceeds of these asset sales, combined with reducing on-balance sheet cash to a more normalized level, will allow us to reduce the amount of higher-cost borrowings and/or brokered deposits and reduce the cost of our interest-bearing liabilities. Upon completion of these actions, we expect that our total assets will be closer to $35 billion.
In addition to the $1.38 billion goodwill impairment, we also recorded $8.5 million of reorganization costs comprised of severance and contract termination charges related to our operational efficiency initiative. These items are considered non-operating and non-recurring charges and, thus, in this document, you will see disclosures for adjusted earnings, adjusted earnings per share, adjusted return on average assets and adjusted return on average tangible common equity that exclude these items. This allows the reader to more readily compare results for the first quarter of 2023 with historical quarterly results. See the Non-GAAP Measurements section of this document for a reconciliation of these Non-GAAP adjusted measures to measures calculated in accordance with GAAP.
Impact of First Republic Bank Closure and Sale
On May 1, 2023, First Republic Bank was closed by regulators and immediately sold to J.P. Morgan Chase. This event heightened market and customer fears of additional bank failures, including PacWest. Our stock price declined approximately 41% from $10.15 on April 28, 2023, to $5.96 on May 5, 2023. On the afternoon of May 3, 2023, PacWest was featured prominently in the financial news headlines with reports that PacWest was "exploring all of its options and having talks with potential investors and partners". The news headlines increased our customers fears of the safety of their deposits. During the week ended May 5, 2023, our deposits declined approximately 9.5%, with a majority of that decline occurring on May 4th and May 5th after the news reports on the afternoon of May 3rd. PacWest funded this decline in deposits with available on-balance sheet liquidity. As of May 10, 2023, immediately-available liquidity (on-balance sheet liquidity and unused borrowing capacity) was $15.0 billion, which exceeded uninsured deposits of $5.2 billion, representing a coverage ratio of 288%.
These recent events, and the ongoing news coverage of these events, has increased certain risks and uncertainties related to our business and future prospects. See also the updated "Risk Factors" section disclosed in Part II, Item 1A of this quarterly report on Form 10-Q.

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
Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our primary interest-bearing liabilities are deposits and borrowings. Contributing to our strong net interest margin is our strong yield on loans and leases and concentration of lower cost retail non-maturity deposits. While our deposit balances will fluctuate depending on our customers’ liquidity and cash flow, market conditions, and competitive pressures, we seek to minimize the impact of these variances by attracting a high percentage of noninterest-bearing deposits. During 2023 and 2022, our net interest margin was negatively impacted because we accessed the wholesale funding market to replace outflows of retail non-maturity deposits.
Loan and Lease Production
We actively seek new lending opportunities under an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Our commercial loans and leases portfolio is diverse and generally includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies during the various phases of their early life cycles, and secured business loans. In January 2023, we announced that we were slowing loan growth to preserve capital and strengthen our balance sheet, including winding down our premium finance and multi-family lending groups in the fourth quarter of 2022.
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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended
		March 31,
Efficiency Ratio		2023	2022
		(Dollars in thousands)
Noninterest expense		$1,573,003	$167,426
Less:	Intangible asset amortization	2,411	3,649
	Foreclosed assets (income) expense, net	363	(3,353)
	Goodwill impairment	1,376,736	—
	Acquisition, integration and reorganization costs	8,514	—
	Noninterest expense used for efficiency ratio	$184,979	$167,130

Net interest income (tax equivalent)		$281,625	$312,651
Noninterest income		36,391	20,818
	Net revenues	318,016	333,469
Less:	Gain (loss) on sale of securities	—	104
	Net revenues used for efficiency ratio	$318,016	$333,365

Efficiency ratio		58.2%	50.1%
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

		Three Months Ended
		March 31,
Return on Average Tangible Common Equity		2023	2022
		(Dollars in thousands)
Net (loss) earnings		$(1,195,424)	$120,128

(Loss) earnings before income taxes		$(1,260,340)	$162,109
Add:	Goodwill impairment	1,376,736	—
Add:	Intangible asset amortization	2,411	3,649
	Adjusted earnings before income taxes	118,807	165,758
Adjusted income tax expense (1)		33,741	42,931
	Adjusted net earnings	85,066	122,827
Less:	Preferred stock dividends	9,947	—
	Adjusted net earnings available to common stockholders	$75,119	$122,827

Average stockholders' equity		$3,998,687	$3,847,481
Less:	Average intangible assets	1,391,857	1,449,056
Less:	Average preferred stock	498,516	—
	Average tangible common equity	$2,108,314	$2,398,425

Return on average equity (2)		(121.24)%	12.66%
Return on average tangible common equity (3)		14.45%	20.77%
___________________________________
(1)     Adjusted effective tax rate of 28.4% and 25.9% used for the three months ended March 31, 2023 and 2022, respectively.
(2)     Annualized net (loss) earnings divided by average stockholders' equity.
(3)     Annualized adjusted net earnings available to common stockholders divided by average tangible common equity.

	Three Months Ended
Adjusted Return on Average	March 31,	March 31,
Tangible Common Equity	2023	2022
	(Dollars in thousands)
(Loss) earnings before income taxes	$(1,260,340)	$162,109
Add: Goodwill impairment	1,376,736	—
Add: Intangible asset amortization	2,411	3,649
Add: Acquisition, integration, and reorganization costs	8,514	—
Adjusted earnings before income taxes	127,321	165,758
Adjusted income tax expense (1)	36,159	42,931
Adjusted net earnings	91,162	122,827
Less: Preferred stock dividends	9,947	—
Adjusted net earnings available to common stockholders	$81,215	$122,827

Average stockholders' equity	$3,998,687	$3,847,481
Less: Average intangible assets	1,391,857	1,449,056
Less: Average preferred stock	498,516	—
Average tangible common equity	$2,108,314	$2,398,425

Adjusted return on average tangible common equity (2)	15.62%	20.77%
___________________________________
(1)     Adjusted effective tax rate of 28.4% used for the three months ended March 31, 2023; effective tax rate of 25.9% used for three months ended March 31, 2022.
(2)     Annualized adjusted net earnings available to common stockholders divided by average tangible common equity.

Tangible Common Equity Ratio and	March 31,	December 31,
Tangible Book Value Per Common Share	2023	2022
	(Dollars in thousands, except per share data)
Stockholders’ equity	$2,771,477	$3,950,531
Less: Preferred stock	498,516	498,516
Total common equity	2,272,961	3,452,015
Less: Intangible assets	28,970	1,408,117
Tangible common equity	2,243,991	2,043,898
Add: Accumulated other comprehensive loss (income)	736,060	790,903
Adjusted tangible common equity	$2,980,051	$2,834,801

Total assets	$44,302,981	$41,228,936
Less: Intangible assets	28,970	1,408,117
Tangible assets	$44,274,011	$39,820,819

Equity to assets ratio	6.26%	9.58%
Tangible common equity ratio (1)	5.07%	5.13%
Tangible common equity ratio, excluding AOCI (2)	6.73%	7.12%
Book value per common share (3)	$18.90	$28.71
Tangible book value per common share (4)	$18.66	$17.00
Tangible book value per common share, excluding AOCI (5)	$24.78	$23.58
Common shares outstanding	120,244,214	120,222,057
_______________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Adjusted tangible common equity divided by tangible assets.
(3)    Total common equity divided by common shares outstanding.
(4)    Tangible common equity divided by common shares outstanding.
(5)    Adjusted tangible common equity divided by common shares outstanding.

	Three Months Ended
Adjusted Earnings, Earnings Per	March 31,	March 31,
Share, and Return on Average Assets	2023	2022
	(Dollars in thousands)
(Loss) earnings before income taxes	$(1,260,340)	$162,109
Add: Goodwill impairment	1,376,736	—
Add: Acquisition, integration, and reorganization costs	8,514	—
Adjusted earnings before income taxes	124,910	162,109
Adjusted income tax expense (1)	35,474	41,981
Adjusted earnings	89,436	120,128
Less: Preferred stock dividends	(9,947)	—
Adjusted earnings available to common stockholders	79,489	120,128
Less: Earnings allocated to unvested restricted stock	(1,210)	(2,037)
Adjusted earnings allocated to common shares	$78,279	$118,091

Weighted average shares outstanding	$117,930	$117,349

Adjusted diluted earnings per common share (2)	$0.66	$1.01

Average assets	$42,768,714	$39,883,304

Adjusted return on average assets (3)	0.85%	1.22%
___________________________________
(1)     Adjusted effective tax rate of 28.4% used for the three months ended March 31, 2023; effective tax rate of 25.9% used for three months ended March 31, 2022.
(2)     Adjusted earnings allocated to common shares divided by weighted average shares outstanding.
(3)    Annualized adjusted earnings divided by average assets.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$517,788	$322,904
Interest expense	(238,516)	(14,187)
Net interest income	279,272	308,717
Provision for credit losses	(3,000)	—
Noninterest income	36,391	20,818
Operating expense	(187,753)	(167,426)
Acquisition, integration and reorganization costs	(8,514)	—
Goodwill impairment	(1,376,736)	—
(Loss) earnings before income taxes	(1,260,340)	162,109
Income tax benefit (expense)	64,916	(41,981)
Net (loss) earnings	(1,195,424)	120,128
Preferred stock dividends	(9,947)	—
Net (loss) earnings available to common stockholders	$(1,205,371)	$120,128

Per Common Share Data:
Diluted (loss) earnings per common share	$(10.22)	$1.01
Book value per common share	$18.90	$30.52
Tangible book value per common share (1)	$18.66	$18.42

Performance Ratios:
Return on average assets	(11.34)%	1.22%
Return on average tangible common equity (1)	14.45%	20.77%
Net interest margin (tax equivalent)	2.89%	3.43%
Yield on average loans and leases (tax equivalent)	6.14%	4.66%
Cost of average total deposits	1.98%	0.07%
Efficiency ratio	58.2%	50.1%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	9.21%	8.64%
Tier 1 capital ratio	11.15%	9.07%
Total capital ratio	14.21%	12.27%
Tier 1 leverage capital ratio	8.33%	7.11%
Risk-weighted assets	$32,507,454	$30,297,312
_____________________________
(1)    See "- Non-GAAP Measurements."

First Quarter of 2023 Compared to First Quarter of 2022
Net (loss) earnings available to common stockholders for the first quarter of 2023 was a loss of $1.205 billion, or a loss of $10.22 per diluted share, compared to net earnings available to common stockholders for the first quarter of 2022 of $120.1 million, or $1.01 per diluted share. The $1.325 billion decrease in net earnings available to common stockholders from the first quarter of 2022 was due mainly to a goodwill impairment recorded in the first quarter of 2023 of $1.377 billion. Excluding the goodwill impairment and $8.5 million of reorganization costs, adjusted earnings available to common stockholders in the first quarter of 2023 was $79.5 million, a decrease of $40.6 million from the $120.1 million in the first quarter of 2022. This $40.6 million decrease was comprised primarily of a $29.4 million decrease in net interest income, a $20.3 million increase in noninterest expense, and a $9.9 million increase in preferred stock dividends, partially offset by a $15.6 million increase in noninterest income and a $6.5 million decrease in adjusted income tax expense. The decrease in net interest income was due primarily to our interest-bearing liabilities repricing faster than our interest-bearing assets when interest rates rapidly increased over the last year. Also, the mix of our interest-bearing liabilities changed significantly in the first quarter of 2023 as the closure of two banks caused an outflow of lower-cost customer deposits, which were replaced with higher-cost borrowings and wholesale/brokered deposits. The increase in noninterest expense was due primarily to an $11.4 million increase in customer related expense (higher account analysis expense due to higher earnings credit rate), a $6.2 million increase in insurance and assessments expense (higher FDIC assessment due to higher assessment rate and higher assessment base), and a $3.7 million increase in foreclosed assets expense (first quarter of 2022 included a large gain on sale). The increase in preferred stock dividends is due to our preferred stock being issued in the second quarter of 2022 and there being no dividends in the first quarter of 2022. The increase in noninterest income is primarily due to an increase in dividends and gains on equity investments of $12.5 million as the first quarter of 2022 had losses of $11.4 million due to volatility in the equity market resulting from geopolitical tensions and inflationary pressures. The decrease in income tax expense is due to a decrease in adjusted earnings before taxes in the first quarter of 2023, partially offset by a higher effective tax rate as compared to the first quarter of 2022.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	March 31, 2023			March 31, 2022
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)(4)	$28,583,265	$433,029	6.14%	$23,433,019	$269,521	4.66%
Investment securities (2)(4)	7,191,362	44,246	2.50%	10,397,709	55,594	2.17%
Deposits in financial institutions	3,682,228	42,866	4.72%	3,083,159	1,723	0.23%
Total interest‑earning assets (2)	39,456,855	520,141	5.35%	36,913,887	326,838	3.59%
Other assets	3,311,859			2,969,417
Total assets	$42,768,714			$39,883,304

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,089,102	55,957	3.20%	$7,094,623	1,776	0.10%
Money market	8,932,059	56,224	2.55%	10,852,454	3,461	0.13%
Savings	597,287	599	0.41%	642,709	39	0.02%
Time	5,123,955	43,112	3.41%	1,278,609	932	0.30%
Total interest‑bearing deposits	21,742,403	155,892	2.91%	19,868,395	6,208	0.13%
Borrowings	5,289,429	69,122	5.30%	298,444	161	0.22%
Subordinated debt	867,637	13,502	6.31%	863,572	7,818	3.67%
Total interest‑bearing liabilities	27,899,469	238,516	3.47%	21,030,411	14,187	0.27%
Noninterest‑bearing demand deposits	10,233,434			14,463,667
Other liabilities	637,124			541,745
Total liabilities	38,770,027			36,035,823
Stockholders’ equity	3,998,687			3,847,481
Total liabilities and stockholders' equity	$42,768,714			$39,883,304
Net interest income (2)		$281,625			$312,651
Net interest rate spread (2)			1.88%			3.32%
Net interest margin (2)			2.89%			3.43%

Total deposits (5)	$31,975,837	$155,892	1.98%	$34,332,062	$6,208	0.07%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $2.8 million and $5.7 million for the three months ended March 31, 2023 and 2022, respectively.
(4)    Includes tax-equivalent adjustments of $2.3 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, related to tax-exempt income on loans.
Includes tax-equivalent adjustments of $9 thousand and $2.2 million for the three months ended March 31, 2023 and 2022, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
(5)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

First Quarter of 2023 Compared to First Quarter of 2022
Net interest income decreased by $29.4 million to $279.3 million for the first quarter of 2023 compared to $308.7 million for the first quarter of 2022 due mainly to higher interest expense on deposits and borrowings partially offset by higher interest income on loans and leases and deposits in financial institutions. The increase in interest expense was due to a higher cost and balance of average interest-bearing liabilities. The increase in interest income on loans and leases was attributable to a higher average balance and higher yield on average loans and leases. The tax equivalent yield on average loans and leases was 6.14% for the first quarter of 2023, compared to 4.66% for the same quarter of 2022. The increase in interest income on deposits in financial institutions was due mainly to a higher rate paid on deposits at the Federal Reserve.
The tax equivalent NIM was 2.89% for the first quarter of 2023 compared to 3.43% for the comparable quarter last year. The decrease in the tax equivalent NIM was due mostly to a shift in our funding mix in the second half of March 2023 as we responded to the baking crisis to enhance liquidity and protect franchise value. Average borrowings as a percentage of average interest-bearing liabilities was 19% for the first quarter of 2023 compared to 1% for the first quarter of 2022. The additional borrowings are largely short-term in nature, which will allow us to normalize our funding mix over time as economic conditions stabilize. The tax-equivalent NIM was further impacted by a higher cost of total deposits and borrowings, offset partially by higher yields on loans and leases and deposits in financial institutions.
The cost of average total deposits was 1.98% for the first quarter of 2023 compared to 0.07% for the first quarter of 2022 due mainly to higher average balances and rates and a change in the mix of average deposits, resulting from a decrease in lower cost retail non-maturity deposits and an increase in higher cost retail and brokered time deposits.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and held-to-maturity securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for loan and lease losses	$18,500	$(2,000)
Addition to (reduction in) reserve for unfunded loan commitments	(15,500)	2,000
Total loan-related provision	$3,000	$—
Addition to allowance for held-to-maturity securities	—	—
Total provision for credit losses	$3,000	$—

Credit Quality Metrics:
Net charge-offs (recoveries) on loans and leases held for investment (1)	$9,177	$1,166
Annualized net charge-offs (recoveries) to average loans and leases	0.13%	0.02%
At quarter-end:
Allowance for credit losses	$285,626	$272,469
Allowance for credit losses to loans and leases held for investment	1.11%	1.12%
Allowance for credit losses to nonaccrual loans and leases held for investment	327.8%	409.5%
Nonaccrual loans and leases held for investment	$87,124	$66,538
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.34%	0.27%
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
First Quarter of 2023 Compared to First Quarter of 2022
The provision for credit losses increased by $3.0 million to a provision of $3.0 million for the first quarter of 2023 compared to no provision for the first quarter of 2022. During the first quarter of 2023, while loans and leases held for investment and unfunded loan commitments declined, a $3.0 million provision was recognized due to an increase in qualitative reserves for loans secured by commercial real estate and higher net charge-offs. During the first quarter of 2022, no provision was recorded as a result of improvements in both macro-economic forecast variables and loan portfolio credit quality metrics, offset by increased provisions for unfunded loan commitments and loan growth.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31,
Noninterest Income	2023	2022
	(In thousands)
Leased equipment income	$13,857	$13,094
Other commissions and fees	10,344	11,580
Service charges on deposit accounts	3,573	3,571
Gain on sale of loans and leases	2,962	60
Gain (loss) on sale of securities	—	104
Dividends and gains (losses) on equity investments	1,098	(11,375)
Warrant income	(333)	629
Other	4,890	3,155
Total noninterest income	$36,391	$20,818
First Quarter of 2023 Compared to First Quarter of 2022
Noninterest income increased by $15.6 million to $36.4 million for the first quarter of 2023 compared to $20.8 million for the first quarter of 2022 due mainly to an increase of $12.5 million in dividends and gains (losses) on equity investments, a $2.9 million increase in gain on sale of loans and lease and a $1.7 million increase in other income. Dividends and gains (losses) on equity investments increased mostly due to losses of $11.4 million recorded in the first quarter of 2022 primarily due to volatility in equity markets resulting from geopolitical tensions and inflationary pressures. Gain on sale of loans and leases increased in the first quarter of 2023 due principally to higher levels of loan sale activity compared to the same period in 2022. The increase in other income was due primarily to a $2.0 million gain from the change in fair value of the credit-linked notes in the first quarter of 2023.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31,
Noninterest Expense	2023	2022
	(In thousands)
Compensation	$88,476	$92,240
Customer related expense	24,005	12,655
Occupancy	15,067	15,200
Insurance and assessments	11,717	5,490
Data processing	10,938	9,629
Leased equipment depreciation	9,375	9,189
Loan expense	6,524	5,157
Other professional services	6,073	5,954
Intangible asset amortization	2,411	3,649
Foreclosed assets expense (income), net	363	(3,353)
Other	12,804	11,616
Total operating expense	187,753	167,426
Acquisition, integration and reorganization costs	8,514	—
Goodwill impairment	1,376,736	—
Total noninterest expense	$1,573,003	$167,426
First Quarter of 2023 Compared to First Quarter of 2022
Noninterest expense increased by $1.406 billion to $1.573 billion for the first quarter of 2023 compared to $167.4 million for the first quarter of 2022 due mainly to a $1.377 billion goodwill impairment charge incurred in the first quarter of 2023. Excluding the goodwill impairment charge and acquisition, integration and reorganization costs, operating expenses increased by $20.3 million in the first quarter of 2023 as compared to the first quarter of 2022. This increase was due mainly to increases of $11.4 million in customer related expense and $6.2 million in insurance and assessments expense. The increase in customer related expense was due primarily to higher customer analysis expenses and reciprocal deposit fees. The increase in insurance and assessments expense was due to higher FDIC assessment expense attributable to the 2 basis point assessment rate increase effective January 1, 2023, and a higher assessment base as a result of the $1.6 billion increase in average assets in the first quarter of 2023.
Income Taxes
The effective tax rate for the first quarter of 2023 was 5.2% compared to 25.9% for the first quarter of 2022. Excluding goodwill impairment of $1.4 billion, the effective income tax rate for the first quarter of 2023 was 28.4%. The increase from the first quarter of 2022 was due primarily to higher disallowed interest expense in the first quarter of 2023. The Company's blended statutory tax rate for federal and state is 27.5%. Excluding goodwill impairment, the Company’s effective tax rate for the full year 2023 is currently estimated to be in the range of 28% to 30%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	March 31, 2023			December 31, 2022
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$2,249,080	46%	7.5	$2,242,042	46%	7.6
U.S. Treasury securities	685,436	14%	4.7	670,070	14%	4.9
Agency commercial MBS	491,681	10%	4.5	487,606	10%	4.7
Agency residential CMOs	455,682	10%	4.4	457,063	9%	4.4
Municipal securities	345,639	7%	5.5	339,326	7%	5.6
Corporate debt securities	289,794	6%	2.0	311,905	7%	2.7
Private label residential CMOs	164,403	4%	5.9	166,724	4%	5.6
Collateralized loan obligations	102,994	2%	—	102,261	2%	—
Private label commercial MBS	25,535	1%	2.2	26,827	1%	2.3
Asset-backed securities	22,457	—%	—	22,413	—%	—
SBA securities	15,906	—%	2.6	17,250	—%	2.5
Total securities available-for-sale	$4,848,607	100%	5.7	$4,843,487	100%	5.9
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
The following table shows the geographic composition of the majority of our available-for-sale municipal securities portfolio as of the date indicated:

	March 31, 2023
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
Texas	$121,365	35%
California	61,094	18%
Oregon	33,745	10%
Washington	24,393	7%
Minnesota	20,947	6%
Delaware	19,460	6%
Florida	18,384	5%
Wisconsin	12,491	3%
Rhode Island	10,705	3%
Iowa	6,861	2%
Total of ten largest states	329,445	95%
All other states	16,194	5%
Total municipal securities available-for-sale	$345,639	100%

Securities Held-to-Maturity
The following table presents the composition and durations of our securities held-to-maturity as of the date indicated:

	March 31, 2023			December 31, 2022
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)			(Dollars in thousands)
Municipal securities	$1,244,441	55%	8.8	$1,243,443	55%	9.0
Agency commercial MBS	428,995	19%	7.4	427,411	19%	7.5
Private label commercial MBS	346,976	15%	6.9	345,825	15%	7.1
U.S. Treasury securities	184,862	8%	7.4	184,162	8%	7.5
Corporate debt securities	69,876	3%	5.1	69,794	3%	5.8
Total securities held-to-maturity	$2,275,150	100%	8.0	$2,270,635	100%	8.2
The following table shows the geographic composition of the majority of our held-to-maturity municipal securities portfolio as of the date indicated:

	March 31, 2023
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$308,496	25%
Texas	275,563	22%
Washington	190,088	15%
Oregon	78,170	6%
Maryland	64,883	5%
Georgia	55,389	4%
Colorado	49,159	4%
Minnesota	35,191	3%
Tennessee	30,861	3%
Florida	21,975	2%
Total of ten largest states	1,109,775	89%
All other states	134,666	11%
Total municipal securities held-to-maturity	$1,244,441	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	March 31, 2023		December 31, 2022
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$2,493,081	10%	$2,537,629	9%
SBA program	628,241	2%	621,187	2%
Hotel	687,429	3%	688,015	2%
Total commercial real estate mortgage	3,808,751	15%	3,846,831	13%
Multi-family	5,523,320	21%	5,607,865	20%
Residential mortgage	2,862,952	11%	2,902,088	10%
Investor-owned residential	2,822,714	11%	2,886,828	10%
Residential renovation	389,874	2%	486,712	2%
Total other residential real estate	6,075,540	24%	6,275,628	22%
Total real estate mortgage	15,407,611	60%	15,730,324	55%
Real Estate Construction and Land:
Commercial	910,327	4%	898,592	3%
Residential	3,698,113	14%	3,253,580	11%
Total real estate construction and land (1)	4,608,440	18%	4,152,172	14%
Total real estate	20,016,051	78%	19,882,496	69%
Commercial:
Lender finance	157,340	1%	3,172,814	11%
Equipment finance	824,531	3%	908,141	3%
Premium finance	906,277	3%	861,006	3%
Other asset-based	180,179	1%	198,248	1%
Total asset-based	2,068,327	8%	5,140,209	18%
Equity fund loans	1,203,137	5%	1,356,428	5%
Venture lending	855,100	3%	676,874	2%
Total venture capital	2,058,237	8%	2,033,302	7%
Secured business loans	366,725	1%	347,660	1%
Paycheck Protection Program	7,718	—%	10,192	—%
Other lending	728,100	3%	750,599	3%
Total other commercial	1,102,543	4%	1,108,451	4%
Total commercial	5,229,107	20%	8,281,962	29%
Consumer	427,223	2%	444,671	2%
Total loans and leases held for investment,
net of deferred fees	$25,672,381	100%	$28,609,129	100%

Total unfunded loan commitments	$9,776,789		$11,110,264
 ________________________________
(1)    Includes land and acquisition and development loans of $142.9 million at March 31, 2023 and $153.5 million at December 31, 2022.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	March 31, 2023		December 31, 2022
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$10,753,125	54%	$10,832,550	55%
Florida	1,384,543	7%	1,360,163	7%
Colorado	1,109,555	5%	1,029,284	5%
Texas	930,654	5%	933,280	5%
New York	730,984	4%	666,238	3%
Washington	683,671	3%	689,873	3%
Arizona	561,130	3%	572,951	3%
Nevada	483,487	2%	511,485	3%
Oregon	436,890	2%	442,353	2%
Georgia	356,552	2%	361,577	2%
Total of 10 largest states	17,430,591	87%	17,399,754	88%
All other states	2,585,460	13%	2,482,742	12%
Total real estate loans held for investment, net of deferred fees	$20,016,051	100%	$19,882,496	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

Three Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	March 31, 2023
(In thousands)
Balance, beginning of period	$28,609,129
Additions:
Production	468,671
Disbursements	1,622,898
Total production and disbursements	2,091,569
Reductions:
Payoffs	(1,021,652)
Paydowns	(965,537)
Total payoffs and paydowns	(1,987,189)
Sales	(231,798)
Transfers to foreclosed assets	(2,568)
Charge-offs	(10,397)
Transfers to loans held for sale	(2,796,365)
Total reductions	(5,028,317)
Net increase	(2,936,748)
Balance, end of period	$25,672,381

Weighted average rate on production (2)	8.44%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 17 basis points to loan yields for the three months ended March 31, 2023.

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
For the first quarter of 2023, we used the Moody’s March 2023 Baseline and S3 Downside 90th Percentile forecast scenarios for the calculation of our quantitative component. The weightings of the scenarios were consistent with the fourth quarter of 2022 and based on management’s current expectations for the economic forecast, acknowledging the risk of a near-term recession and inherent uncertainty, with a smaller weighting assigned to the S3 Downside scenario. Compared to the fourth quarter of 2022, the economic forecasts were slightly more favorable with decreases in the loan and leases held for investment and unfunded commitments resulting in a decrease to the allowance for credit losses partially offset by increases in qualitative adjustments for loans secured by commercial real estate.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. During the first quarter of 2021, we added qualitative components that were based on management’s assessment of various qualitative factors such as economic conditions and collateral dependency. These qualitative components were primarily related to certain loan portfolios including hotels, retail, and office properties that were more directly affected by the COVID-19 pandemic and may react more slowly to the improvements in the general economic conditions. These sectors may see a slower economic recovery to pre-pandemic levels due to changes in consumer behavior such as less business travel due to more virtual meetings, more online shopping versus in person shopping, or the potential for more permanent shifts to remote or hybrid working arrangements. Additionally, small businesses in these sectors may face greater challenges once debt relief and PPP funding is exhausted. Throughout 2021 and 2022, these qualitative adjustments were updated based on evolving forecasts of property values and the pace of recovery for small businesses. During the first quarter of 2023, forecasted property values for office properties declined and, therefore, our qualitative adjustments were increased.

During the first quarter of 2023, while loans and leases held for investment and unfunded loan commitments declined, a $3 million provision was recognized due to an increase in qualitative reserves for loans secured by commercial real estate and higher net charge-offs. The loan-related allowance for credit losses as a percentage of loans and leases held for investment increased due to transferring $2.7 billion of Lender Finance loans with low historical loss rates to held for sale and increasing qualitative adjustments for loans secured by commercial real estate.
The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions on certain assumptions. We calculated alternative values for our March 31, 2023 ACL using various alternative forecast scenarios provided by Moody’s including the Moody’s S1 Upside 10th Percentile and S3 Downside 90th Percentile and the calculated amounts for the quantitative component differed from the probability-weighted multiple scenario forecast ranging from lower by 5.67% to higher by 22.45%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
Allowance for Credit Losses Data	2023	2022
	(Dollars in thousands)
Allowance for loan and lease losses	$210,055	$200,732
Reserve for unfunded loan commitments	75,571	91,071
Total allowance for credit losses	$285,626	$291,803

Allowance for loan and lease losses to loans and leases held for investment	0.82%	0.70%
Allowance for credit losses to loans and leases held for investment	1.11%	1.02%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended
	March 31,
Allowance for Credit Losses Roll Forward	2023	2022
	(Dollars in thousands)
Balance, beginning of period	$291,803	$273,635
Provision for credit losses:
Addition to (reduction in) allowance for loan and lease losses	18,500	(2,000)
(Reduction in) addition to reserve for unfunded loan commitments	(15,500)	2,000
Total provision for credit losses	3,000	—
Loans and leases charged off:
Real estate mortgage	(9,835)	(168)
Real estate construction and land	—	—
Commercial	(137)	(2,833)
Consumer	(425)	(233)
Total loans and leases charged off	(10,397)	(3,234)
Recoveries on loans charged off:
Real estate mortgage	200	163
Real estate construction and land	—	149
Commercial	975	1,735
Consumer	45	21
Total recoveries on loans charged off	1,220	2,068
Net charge-offs	(9,177)	(1,166)
Balance, end of period	$285,626	$272,469

Annualized net charge-offs to
average loans and leases	0.13%	0.02%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,
Allowance for Credit Losses Charge-offs	2023	2022
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$6,926	$—
SBA program	—	113
Hotel	—	55
Total commercial real estate mortgage	6,926	168
Multi-family	—	—
Residential mortgage	—	—
Investor-owned residential	1,811	—
Residential renovation	1,098	—
Total other residential real estate	2,909	—
Total real estate mortgage	9,835	168
Real Estate Construction and Land:
Commercial	—	—
Residential	—	—
Total real estate construction and land	—	—
Total real estate	9,835	168
Commercial:
Lender finance	—	—
Equipment finance	—	—
Premium finance	—	—
Other asset-based	—	—
Total asset-based	—	—
Equity fund loans	—	—
Venture lending	—	—
Total venture capital	—	—
Secured business loans	82	244
Paycheck Protection Program	—	—
Other lending	55	2,589
Total other commercial	137	2,833
Total commercial	137	2,833
Consumer	425	233
Total charge-offs	$10,397	$3,234

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,
Allowance for Credit Losses Recoveries	2023	2022
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$—	$—
SBA program	187	12
Hotel	—	—
Total commercial real estate mortgage	187	12
Multi-family	—	—
Residential mortgage	1	151
Investor-owned residential	10	—
Residential renovation	2	—
Total other residential real estate	13	151
Total real estate mortgage	200	163
Real Estate Construction and Land:
Commercial	—	149
Residential	—	—
Total real estate construction and land	—	149
Total real estate	200	312
Commercial:
Lender finance	—	—
Equipment finance	—	163
Premium finance	—	—
Other asset-based	231	92
Total asset-based	231	255
Equity fund loans	—	—
Venture lending	363	122
Total venture capital	363	122
Secured business loans	20	30
Paycheck Protection Program	—	—
Other lending	361	1,328
Total other commercial	381	1,358
Total commercial	975	1,735
Consumer	45	21
Total recoveries	$1,220	$2,068

Deposits
The following table presents the balance of each major category of deposits as of the dates indicated:

	March 31, 2023		December 31, 2022
		% of		% of
Deposit Composition	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand	$7,030,759	25%	$11,212,357	33%
Interest checking	5,307,413	19%	6,990,377	20%
Money market	6,220,203	22%	7,780,758	23%
Savings	671,918	2%	577,637	2%
Total retail non-maturity deposits	19,230,293	68%	26,561,129	78%
Wholesale non-maturity deposits	2,028,676	7%	2,637,362	8%
Total non-maturity deposits	21,258,969	75%	29,198,491	86%
Retail time deposits	2,502,914	9%	2,434,414	7%
Brokered time deposits	4,425,678	16%	2,303,429	7%
Total time deposits	6,928,592	25%	4,737,843	14%
Total deposits	$28,187,561	100%	$33,936,334	100%
During the three months ended March 31, 2023, total deposits decreased by $5.7 billion, or 16.9%, to $28.2 billion at March 31, 2023 due primarily to a decrease of $7.3 billion, or 27.6%, in retail non-maturity deposits and a decrease of $608.7 million in wholesale non-maturity deposits, offset partially by an increase of $2.2 billion in time deposits. At March 31, 2023, retail non-maturity deposits totaled $19.2 billion, or 68% of total deposits, including $7.0 billion of noninterest-bearing demand deposits, or 25% of total deposits.
The following table presents the composition of our deposit portfolio by division as of the dates indicated:

	March 31, 2023		December 31, 2022
		% of		% of	Increase
Deposit Composition	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Community Banking	$14,917,027	53%	$17,466,726	52%	$(2,549,699)
Venture Banking	6,584,554	23%	11,296,574	33%	(4,712,020)
Wholesale Deposits	6,685,980	24%	5,173,034	15%	1,512,946
Total deposits	$28,187,561	100%	$33,936,334	100%	$(5,748,773)
As of March 31, 2023, FDIC-insured deposits represented approximately 71% of total deposits, including accounts eligible for pass-through insurance, up from 48% as of December 31, 2022. The Bank’s spot deposit rates were 2.32% at March 31, 2023, up from 1.71% at December 31, 2022.
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	March 31, 2023	December 31, 2022
Time Deposits	Balance	Balance
	(In thousands)
Time deposits $250,000 and under	$5,811,787	$3,198,434
Time deposits over $250,000	1,116,805	1,539,409
Total time deposits	$6,928,592	$4,737,843

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
March 31, 2023	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$1,588,860	$347,362	$1,936,222
Due in over three months through six months	1,212,297	150,081	1,362,378
Due in over six months through twelve months	2,382,552	451,076	2,833,628
Total due within twelve months	5,183,709	948,519	6,132,228
Due in over 12 months through 24 months	566,624	162,363	728,987
Due in over 24 months	61,454	5,923	67,377
Total due over twelve months	628,078	168,286	796,364
Total	$5,811,787	$1,116,805	$6,928,592
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At March 31, 2023, total off-balance sheet client investment funds were $1.2 billion, of which $0.8 billion was managed by PWAM. At December 31, 2022, total off-balance sheet client investment funds were $1.4 billion, of which $0.9 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$87,124	$103,778
Foreclosed assets, net	2,135	5,022
Total nonperforming assets	$89,259	$108,800

Classified loans and leases held for investment	$132,423	$118,271
Special mention loans and leases held for investment	$580,153	$566,259
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.34%	0.36%
Nonperforming assets to loans and leases held for investment and foreclosed assets, net	0.35%	0.38%
Allowance for credit losses to nonaccrual loans and leases held for investment	327.8%	281.2%
Classified loans and leases held for investment to loans and leases held for investment	0.52%	0.41%
Special mention loans and leases held for investment to loans and leases held for investment	2.26%	1.98%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	March 31, 2023		December 31, 2022		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$32,996	$1,650	$42,509	$1,047	$(9,513)	$603
Multi-family	—	—	—	—	—	—
Other residential	50,060	125,458	55,893	95,654	(5,833)	29,804
Total real estate mortgage	83,056	127,108	98,402	96,701	(15,346)	30,407
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—	—
Commercial:
Asset-based	420	—	865	—	(445)	—
Venture capital	—	—	—	—	—	—
Other commercial	3,123	618	4,345	385	(1,222)	233
Total commercial	3,543	618	5,210	385	(1,667)	233
Consumer	525	1,593	166	1,935	359	(342)
Total held for investment	$87,124	$129,319	$103,778	$99,021	$(16,654)	$30,298

During the three months ended March 31, 2023, nonaccrual loan and leases held for investment decreased by $16.7 million to $87.1 million at March 31, 2023 due mainly to transfers to accrual status of $1.8 million, charge-offs of $9.2 million, and principal and other reductions of $25.8 million, offset partially by $20.2 million in additions. As of March 31, 2023, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $23.8 million and represented 27% of total nonaccrual loans and leases.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	March 31,	December 31,
Property Type	2023	2022
	(In thousands)
Commercial real estate	$—	$—
Single-family residence	2,135	5,022
Total OREO, net	2,135	5,022
Other foreclosed assets	—	—
Total foreclosed assets, net	$2,135	$5,022
During the three months ended March 31, 2023, foreclosed assets decreased by $2.9 million to $2.1 million at March 31, 2023 due mainly to sales of $4.9 million, offset partially by additions of $2.6 million.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	March 31,	December 31,
Loan and Lease Credit Risk Ratings	2023	2022
	(In thousands)
Pass	$24,959,805	$27,924,599
Special mention	580,153	566,259
Classified	132,423	118,271
Total loans and leases held for investment, net of deferred fees	$25,672,381	$28,609,129
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
During the three months ended March 31, 2023, special mention loans and leases increased by $13.9 million to $580.2 million at March 31, 2023 due mainly to an increase of $55.8 million in multi-family real estate mortgage special mention loans, offset partially by decreases of $23.7 million in asset-based commercial special mention loans and $13.3 million in other residential real estate mortgage special mention loans.
During the three months ended March 31, 2023, classified loans increased by $14.2 million to $132.4 million at March 31, 2023 due mainly to increases of $15.8 million in other residential real estate mortgage classified loans and $6.7 million in other commercial classified loans, offset partially by a decrease of $8.1 million in commercial real estate mortgage classified loans.

The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	March 31, 2023		December 31, 2022		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$35,596	$109,020	$43,737	$106,493	$(8,141)	$2,527
Multi-family	3,586	116,092	3,611	60,330	(25)	55,762
Other residential	76,382	44,810	60,557	58,063	15,825	(13,253)
Total real estate mortgage	115,564	269,922	107,905	224,886	7,659	45,036
Real estate construction and land:
Commercial	—	93,641	—	91,334	—	2,307
Residential	—	44,997	—	45,155	—	(158)
Total real estate construction and land	—	138,638	—	136,489	—	2,149
Commercial:
Asset-based	420	33,133	865	56,836	(445)	(23,703)
Venture capital	2,615	126,422	2,753	127,907	(138)	(1,485)
Other commercial	13,126	5,036	6,473	13,233	6,653	(8,197)
Total commercial	16,161	164,591	10,091	197,976	6,070	(33,385)
Consumer	698	7,002	275	6,908	423	94
Total	$132,423	$580,153	$118,271	$566,259	$14,152	$13,894

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At March 31, 2023, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum Total risk-based capital ratio of 10.00%.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At March 31, 2023, the Company and the Bank were in compliance with the capital conservation buffer requirement.
The Company and the Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the March 31, 2023 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2021. This cumulative amount is now being phased out of regulatory capital evenly over the three years from 2022 to 2024. The add-back as of March 31, 2023 ranged from 0 basis points to 4 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
March 31, 2023	Actual	Purposes	Buffer	Classification
PacWest Bancorp Consolidated:
Tier 1 leverage capital ratio	8.33%	4.00%	N/A	N/A
CET1 capital ratio	9.21%	4.50%	7.00%	N/A
Tier 1 capital ratio	11.15%	6.00%	8.50%	N/A
Total capital ratio	14.21%	8.00%	10.50%	N/A

Pacific Western Bank:
Tier 1 leverage capital ratio	8.14%	4.00%	N/A	5.00%
CET1 capital ratio	10.88%	4.50%	7.00%	6.50%
Tier 1 capital ratio	10.88%	6.00%	8.50%	8.00%
Total capital ratio	12.94%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
December 31, 2022	Actual	Purposes	Buffer	Classification
PacWest Bancorp Consolidated:
Tier 1 leverage capital ratio	8.61%	4.00%	N/A	N/A
CET1 capital ratio	8.70%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.61%	6.00%	8.50%	N/A
Total capital ratio	13.61%	8.00%	10.50%	N/A

Pacific Western Bank:
Tier 1 leverage capital ratio	8.39%	4.00%	N/A	5.00%
CET1 capital ratio	10.32%	4.50%	7.00%	6.50%
Tier 1 capital ratio	10.32%	6.00%	8.50%	8.00%
Total capital ratio	12.34%	8.00%	10.50%	10.00%
The Company's consolidated common equity Tier 1 (CET1), Tier 1, and Total capital ratios increased during the three months ended March 31, 2023 due mainly to positive adjusted earnings combined with a decrease in risk-weighted assets. The consolidated Tier 1 leverage ratio decreased during the three months ended March 31, 2023 due mainly to a $1.6 billion increase in average assets due mainly to higher levels of on-balance sheet liquidity.
Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. As of March 31, 2023, the carrying value of subordinated debt totaled $868.8 million. At March 31, 2023, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $723.6 million were included in Tier II capital.
Dividends on Common Stock and Interest on Subordinated Debt
As a bank holding company, PacWest is required to notify and receive approval from the FRB prior to declaring and paying a dividend to common stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made on subordinated debt are considered dividend payments under FRB regulations. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. The Company currently is required to receive FRB approval to declare or pay a dividend to stockholders. Further, if the Company defaults or elects to defer the interest payments on its subordinated debt, it is restricted from paying dividends on its Series A preferred and common stock.
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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. The Company’s liquidity, represented by cash and due from banks; interest-earning deposits in financial institutions, net of restricted cash collateral accounts; unpledged available-for-sale securities; and unpledged held-to-maturity securities, is a result of the Company’s operating, investing, and financing activities and related cash flows. In order to ensure that funds are available when necessary, the Company regularly projects the amount of funds that will be required over a twelve-month period and it also strives to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90 to 120 days. At March 31, 2023, there was $6.9 billion in liquid assets, comprised of $218.8 million in cash and due from banks; $6.3 billion in interest-earning deposits in financial institutions, net of restricted cash accounts; $292.3 million in unpledged available-for-sale securities; and $64.4 million in unpledged held-to-maturity securities. In response to the deposit outflow following the two bank closures in March 2023, the Company pledged substantially all of its investment securities portfolio to the FRBSF and FHLB secured borrowing facilities, and borrowed $4.9 billion under the Bank Term Funding Program supported by the pledged securities collateral. At March 31, 2023, the Company operated with an elevated cash position as a precautionary tactic given the recent deposit volatility. At December 31, 2022, the Company maintained $6.2 billion in liquid assets, comprised of $212.3 million in cash and due from banks; $1.9 billion in interest-earning deposits in financial institutions, net of restricted cash collateral accounts; $3.7 billion in unpledged available-for-sale securities; and $416.4 million in unpledged held-to-maturity securities.
While the Company’s liquidity increased by only $696.1 million during the three months ended March 31, 2023, the composition of the liquidity resources shifted to be concentrated in interest-earning deposits in financial institutions compared to the normal tactic of concentrating on-balance sheet liquidity in unpledged securities.
We also maintain available borrowing capacity under secured credit lines with the FHLB and the FRBSF. As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $5.7 billion at March 31, 2023, and $5.5 billion was borrowed as of that date. The FHLB secured credit line was collateralized by a blanket lien on $9.7 billion of certain qualifying loans and $133.4 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $5.6 billion at March 31, 2023, all of which was available, and $4.9 billion under the Bank Term Funding Program, which was fully borrowed as of that date. The FRBSF Discount Window secured credit line was collateralized by liens on $5.6 billion of qualifying loans and $1.4 billion of pledged securities, and the Bank Term Funding Program credit line was collateralized by pledged securities with a market value of $4.3 billion and a par value of $4.9 billion. The Bank Term Funding Program provides borrowing capacity on qualifying government and government agency guaranteed securities based on the collateral par value.

In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also borrowed $1.4 billion under a repurchase agreement facility, which was collateralized by $2.1 billion of loan collateral. The Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $130.0 million in the aggregate with several correspondent banks. As of March 31, 2023, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2023, the Bank had borrowed nothing through the AFX.
Additionally, we generate liquidity from cash flows from our loan and securities portfolios and from our large base of retail non-maturity deposits, defined as noninterest-bearing demand, non-brokered interest checking, savings, and non-brokered money market accounts. At March 31, 2023, retail non-maturity deposits totaled $19.2 billion and represented 68% of the Company's total deposits. Retail non-maturity deposits are normally less volatile, often with customer relationships tied to other products offered by the Bank promoting long-standing relationships and stable funding sources. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our retail non-maturity deposits.
Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2023, brokered deposits totaled $6.5 billion, consisting of $2.0 billion of non-maturity brokered accounts and $4.4 billion of brokered time deposits. At December 31, 2022, brokered deposits totaled $4.9 billion, consisting of $2.6 billion of non-maturity brokered accounts and $2.3 billion of brokered time deposits.
Holding Company Liquidity
PacWest acts a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and PacWest's ability to raise capital, issue subordinated debt, and secure outside borrowings. PacWest's ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. PacWest's ability to pay dividends is also subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debt. See "- Regulatory Matters - Dividends on Preferred Stock" for information regarding the payment of dividends on the Series A preferred stock.
At March 31, 2023, PacWest had $341.7 million in cash and cash equivalents, of which substantially all was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At March 31, 2023, our loan commitments and standby letters of credit were $9.8 billion and $321.7 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps to hedge exposures to debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of March 31, 2023, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $8.7 million and $27.9 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $8.6 million and $28.5 million. We recognized a foreign currency translation net loss of $0.2 million for the three months ended March 31, 2023 and a foreign currency translation net gain of $1.2 million for the three months ended March 31, 2022.
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
We evaluated the results of our NII simulation model and MVE model prepared as of March 31, 2023, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is liability sensitive. A liability sensitive IRR profile would suggest that our estimated NII and MVE would change in the opposite direction of a sudden sustained change in prevailing interest rates.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2023. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet. For the current quarter, the results of the NII simulation model are exaggerated by the large cash and borrowings positions that existed on March 31, 2023. We expect our NII sensitivity results to reflect less interest rate risk once the large cash and borrowings positions are reduced to more historical levels, which we anticipate happening during the upcoming quarter.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at March 31, 2023. In order to arrive at the base case, we extend our balance sheet at March 31, 2023 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2023. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, almost half of our loans are variable rate (excluding hybrid loans), which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of March 31, 2023 assumes interest-bearing deposits reprice at 52% and total deposits reprice at 39% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, interest rate floors on variable-rate loans, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet as of March 31, 2023 and forward yield curve as of March 31, 2023 (which presumes one interest rate cut over a twelve month horizon) as the base scenario, with immediate and sustained parallel upward and downward movements in interest rates of 100, 200, and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
March 31, 2023	Income	Change	Margin	Margin Change
Static Balance Sheet	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$830.1	(11.9)%	1.96%	(0.26)%
Up 200 basis points	$863.5	(8.4)%	2.04%	(0.18)%
Up 100 basis points	$896.7	(4.8)%	2.12%	(0.10)%
BASE CASE	$942.2	—	2.22%
Down 100 basis points	$993.7	5.5%	2.34%	0.12%
Down 200 basis points	$1,043.1	10.7%	2.46%	0.24%
Down 300 basis points	$1,092.1	15.9%	2.58%	0.36%

During the three months ended March 31, 2023, total base case year 1 tax equivalent NII decreased by $333.1 million or 26% to $942.2 million at March 31, 2023 compared to December 31, 2022, and the base case tax equivalent NIM decreased to 2.22% at March 31, 2023 from 3.21% at December 31, 2022. The decrease in year 1 NII and tax equivalent NIM compared to the December 31, 2022 forecasted NII and NIM was attributable to the change in the funding mix at March 31, 2023 compared to December 31, 2022, as the average balance of noninterest-bearing deposits decreased by $4.2 billion, the average balance of interest-bearing deposits decreased by $1.6 billion, and the average balance of borrowings increased by $10.0 billion. These funding mix changes resulted in a $541 million increase in forecasted interest expense. The interest expense increase was offset partially by a $208 million increase in interest income, due primarily to the $4.5 billion increase in interest-earning deposits in financial institutions. The change in the funding mix at March 31, 2023 from December 1, 2022 was in response to recent industry events. For further discussion on these recent industry events and their impact on the Company, see “Recent Events – Impact of Two Bank Closures” contained herein.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Gradual Decrease” scenario, which applies a parallel ramped decrease to the yield curve over an 18 month horizon. In the “Gradual Decrease” scenario, Year 1 tax equivalent NII decreases by 4.2%. The most unfavorable alternate rate vector that we model is the “Gradual Increase” scenario, in which rates increase over an 18 month ramped horizon. In the “Gradual Increase” scenario, Year 1 tax equivalent NII decreases by 6.4%.
At March 31, 2023, we had $28.6 billion of total gross loans that included $12.2 billion or 43% with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $10.94 billion, or 90%, contained interest rate floor provisions, which included $10.90 billion of loans that were at or above their floors and only $39.2 million of loans below their floors.

At March 31, 2023, we also had $6.1 billion of variable-rate hybrid loans, representing 21% of total loans, which do not reprice immediately because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $92.5 million, $447.0 million, and $1.1 billion in the next one, two, and three years.
LIBOR is expected to be phased out in 2023, as such the Company stopped originations of LIBOR-indexed loans effective December 31, 2021. The business processes impacted relate primarily to our variable-rate loans and our subordinated debt, both of which are indexed to LIBOR. For further information, see Item 7A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at March 31, 2023.
The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
March 31, 2023	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$5,225.8	$(728.7)	(12.2)%	11.8%	188.6%
Up 200 basis points	$5,492.8	$(461.7)	(7.8)%	12.4%	198.2%
Up 100 basis points	$5,734.3	$(220.3)	(3.7)%	12.9%	206.9%
BASE CASE (1)	$5,954.5	$—	—%	13.4%	214.9%
Down 100 basis points	$6,158.1	$203.6	3.4%	13.9%	222.2%
Down 200 basis points	$6,386.6	$432.1	7.3%	14.4%	230.4%
Down 300 basis points	$6,439.5	$485.0	8.1%	14.5%	232.3%
_______________________________________
(1)    The base case of projected market value of equity is approximately 2.15 times the Company's total stockholders' equity as of March 31, 2023 and December 31, 2022. The MVE methodology and the application of the various assumptions as of March 31, 2023 are consistent with December 31, 2022.
During the three months ended March 31, 2023, total base case projected market value of equity decreased from December 31, 2022 by $2.5 billion to $6.0 billion at March 31, 2023. This decrease in base case projected MVE was due mostly to: (1) a $1.9 billion increase in the mark-to-market adjustment for total deposits, borrowings, and subordinated debt, offset partially by (2) a $456.2 million increase in the mark-to-market adjustment for loans and leases; (3) a $42.1 million decrease in the mark-to-market adjustment for investment securities held-to-maturity; and (4) a $1.18 billion decrease in the book value of stockholders' equity. The decrease in the book value of stockholders' equity was due mainly to a $1.20 billion net loss attributable primarily to a $1.38 billion goodwill impairment charge and $29.5 million of common stock cash dividends paid, offset partially by a $54.8 million decline in accumulated other comprehensive loss.

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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this quarterly report on Form 10-Q and the updated Risk Factors below:
We are subject to liquidity risk, including changes in the levels and sources of liquidity as highlighted by the recent events in the banking industry, which have adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations.
Effective liquidity management is essential for the operation of our business. Our primary source of liquidity is deposits from our customers, which may be impacted by market-related forces such as increased competition for these deposits and a variety of other factors. Deposits across the banking industry have been declining in recent quarters in large part due to the increased interest rate environment. Given the turmoil in the banking industry, we, like many other banks, experienced additional deposit outflows as customers spread deposits among several different banks to maximize their amount of FDIC insurance, moved deposits to banks deemed “too big to fail,” or removed deposits from the U.S. banking industry. Customers with uninsured deposits may be more likely to withdraw funds, particularly if there is negative news surrounding the Bank or perceived risks regarding its safety. Our ability to attract depositors during a time of actual or perceived distress or instability in the banking industry may be limited. In addition, these developments have negatively impacted customer confidence in the safety and soundness of regional banks, such as the Bank. If the Bank is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if the Bank suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, the Bank’s prospects, liquidity, operating margins, financial condition and results of operations may be materially adversely affected.

Problems encountered by, or adverse news concerning, other financial institutions has adversely affected financial and capital markets generally as well as the Bank, and may continue to do so.
The soundness and stability of financial institutions are closely interrelated as a result of credit, trading, clearing, and other relationships between institutions. As a result, concerns about, or a default or threatened default by, or failure or threatened failure of, one or more institutions could lead to significant market-wide liquidity problems, losses or defaults by us or other institutions, or credit risk in the event of default of our counterparty or customer. Even rumors or adverse news developments concerning other financial institutions or the Bank may result in rapid deterioration in investor and customer confidence. This interconnectedness of financial institutions has been starkly evidenced by the recent events affecting the banking industry, as banks including the Bank have been impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which has caused substantial and cascading disruption within the financial markets and increased expenses and has adversely impacted the market price and volatility of the Bank’s common stock.
In addition to the disruption of financial, credit and capital markets, and the increase volatility in our stock, the recent banking industry events may have other adverse impacts on the Bank. For example, these developments may result in increased regulatory requirements and scrutiny, increasing our costs and adversely affecting our profitability. In addition, the premiums of the FDIC’s deposit insurance program are expected to increase. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, and, as a result, our operating margins, financial condition and results of operations may be materially adversely affected.
We recently reduced our quarterly common stock dividend to $0.01 per share, and there can be no assurance regarding when or if we will increase our common stock dividend to prior levels.
Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. As a result of the recent events affecting the banking industry and their impact on the Bank, including, among other things, our goodwill impairment of $1.38 billion recorded due to the decline in our stock price as a result of recent market volatility, we have reduced our quarterly common stock dividend to $0.01 per share. There can be no assurances as to when or if we will increase our common stock dividend. In addition to stabilization in the banking industry and the return to normalization of our business, our ability to pay dividends will continue to be subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debt. Notification to the FRB is required prior to our declaring and paying a cash dividend during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Accordingly, the impact of the goodwill impairment charge on net earnings in the first quarter of 2023 will require us to receive approval from the FRB prior to declaring a dividend from March 31, 2023 through March 31, 2024. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our stockholders.
A further reduction in our credit ratings could adversely affect our access to capital and could increase our cost of funds.
The credit rating agencies regularly evaluate the Company and the Bank, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry, the economy, and changes in rating methodologies. On April 14, 2023, a credit rating agency, Fitch, downgraded the Company’s and the Bank’s short-term and long-term issuer ratings and removed them from rating watch negative, and downgraded the Bank’s long-term rating. There can be no assurance that we will maintain our current credit ratings. A further downgrade of the credit ratings of the Company or the Bank could further adversely affect our access to liquidity and capital and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or purchase our securities, reducing our ability to generate earnings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the first quarter of 2023:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
(Dollars in thousands, except per share amounts)
January 1 - January 31, 2023	79,968	$27.66	—	$100,000
February 1 - February 28, 2023	66,335	$27.75	—	$—
March 1 - March 31, 2023	—	$—	—	$—
Total	146,303	$27.70	—
__________________________
(1)    Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.
(2)    On February 15, 2022, PacWest's Board authorized a new Stock Repurchase Program, effective March 1, 2022, to repurchase shares of its common stock for an aggregate purchase price not to exceed $100 million with a program maturity date of February 28, 2023. No shares were repurchased under the new Stock Repurchase Program prior to its maturity.

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
10.1*	Form of Non-Employee Director Stock Award Agreement and Grant Notice pursuant to the Company's Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (Filed herewith).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i)  the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii)  the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2023 and 2022, (iii)  the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iv)  the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (v)   the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

PACWEST BANCORP

Date:	May 10, 2023	/s/ Kevin L. Thompson
Kevin L. Thompson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)