Form 10-Q
period 2023-06-30
PACWEST BANCORP
filed 2023-08-09
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of July 27, 2023, there were 118,542,777 shares of the registrant's common stock outstanding, excluding 1,468,533 shares of unvested restricted stock.

PACWEST BANCORP
JUNE 30, 2023 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	GDP	Gross Domestic Product
AFS	Available-for-Sale	HFS	Held for Sale
AFX	American Financial Exchange	HOA Business	Homeowners Association Services Division of MUFG Union Bank, N.A. (a business acquired on October 8, 2021)
ALLL	Allowance for Loan and Lease Losses	HTM	Held-to-Maturity
ALM	Asset Liability Management	ICS	IntraFi Cash Service
ASC	Accounting Standards Codification	IPO	Initial Public Offering
ASU	Accounting Standards Update	IRR	Interest Rate Risk
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIBOR	London Inter-bank Offered Rate
BHCA	Bank Holding Company Act of 1956, as amended	LIHTC	Low Income Housing Tax Credit
BOLI	Bank Owned Life Insurance	LOCOM	Lower of Cost or Market
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	MBS	Mortgage-Backed Securities
CDARS	Certificate of Deposit Account Registry Service	MVE	Market Value of Equity
CDI	Core Deposit Intangible Assets	NAV	Net Asset Value
CECL	Current Expected Credit Loss	NII	Net Interest Income
CET1	Common Equity Tier 1	NIM	Net Interest Margin
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	NSF	Non-Sufficient Funds
CMBS	Commercial Mortgage-Backed Securities	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PPP	Paycheck Protection Program
COVID-19	Coronavirus Disease	PRSUs	Performance-Based Restricted Stock Units
CPI	Consumer Price Index	PWAM	Pacific Western Asset Management Inc.
CRA	Community Reinvestment Act	ROU	Right-of-use
CRE	Commercial Real Estate	S&P	Standard & Poor's
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
DFPI	California Department of Financial Protection and Innovation	SBIC	Small Business Investment Company
DTAs	Deferred Tax Assets	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SOFR	Secured Overnight Financing Rate
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FASB	Financial Accounting Standards Board	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FDIC	Federal Deposit Insurance Corporation	TDRs	Troubled Debt Restructurings
FHLB	Federal Home Loan Bank of San Francisco	TRSAs	Time-Based Restricted Stock Awards
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRBSF	Federal Reserve Bank of San Francisco	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$208,300	$212,273
Interest-earning deposits in financial institutions	6,489,847	2,027,949
Total cash, cash equivalents, and restricted cash	6,698,147	2,240,222
Securities available-for-sale, at fair value (amortized cost of $5,515,823 and $5,654,617, respectively)	4,708,519	4,843,487
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of
$2,120,812 and $2,110,472, respectively)	2,278,202	2,269,135
Federal Home Loan Bank stock, at cost	17,250	34,290
Total investment securities	7,003,971	7,146,912
Loans held for sale	478,146	65,076
Gross loans and leases held for investment	22,311,292	28,726,016
Deferred fees, net	(53,082)	(116,887)
Allowance for loan and lease losses	(219,234)	(200,732)
Total loans and leases held for investment, net	22,038,976	28,408,397
Equipment leased to others under operating leases	380,022	404,245
Premises and equipment, net	57,078	54,315
Foreclosed assets, net	8,426	5,022
Goodwill	—	1,376,736
Core deposit and customer relationship intangibles, net	26,581	31,381
Deferred tax asset, net	426,304	281,848
Other assets	1,219,599	1,214,782
Total assets	$38,337,250	$41,228,936
LIABILITIES:
Noninterest-bearing deposits	$6,055,358	$11,212,357
Interest-bearing deposits	21,841,725	22,723,977
Total deposits	27,897,083	33,936,334
Borrowings (including $123,065 at fair value)	6,357,338	1,764,030
Subordinated debt	870,378	867,087
Accrued interest payable and other liabilities	679,256	710,954
Total liabilities	35,804,055	37,278,405
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; 513,250 Series A shares,
$1,000 per share liquidation preference, issued and outstanding at June 30, 2023 and
December 31, 2022)	498,516	498,516
Common stock ($0.01 par value, 200,000,000 shares authorized at June 30, 2023 and
December 31, 2022; 123,251,507 and 123,000,557 shares issued, respectively, includes
1,626,235 and 2,405,878 shares of unvested restricted stock, respectively)	1,233	1,230
Additional paid-in capital	2,911,268	2,927,903
Retained earnings	7,892	1,420,624
Treasury stock, at cost (3,082,495 and 2,778,500 shares at June 30, 2023 and December 31, 2022)	(111,911)	(106,839)
Accumulated other comprehensive (loss) income, net	(773,803)	(790,903)
Total stockholders' equity	2,533,195	3,950,531
Total liabilities and stockholders' equity	$38,337,250	$41,228,936
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$408,972	$293,286	$839,657	$561,045
Investment securities	44,153	52,902	88,390	106,324
Deposits in financial institutions	86,763	4,330	129,629	6,053
Total interest income	539,888	350,518	1,057,676	673,422
Interest expense:
Deposits	178,789	15,362	334,681	21,570
Borrowings	160,914	2,441	230,036	2,602
Subordinated debt	14,109	8,790	27,611	16,608
Total interest expense	353,812	26,593	592,328	40,780
Net interest income	186,076	323,925	465,348	632,642
Provision for credit losses	2,000	11,500	5,000	11,500
Net interest income after provision for credit losses	184,076	312,425	460,348	621,142
Noninterest income:
Leased equipment income	22,387	12,335	36,244	25,429
Other commissions and fees	11,241	10,813	21,585	22,393
Service charges on deposit accounts	4,315	3,634	7,888	7,205
(Loss) gain on sale of loans and leases	(158,881)	12	(155,919)	72
Loss on sale of securities	—	(1,209)	—	(1,105)
Dividends and gains (losses) on equity investments	2,658	4,097	3,756	(7,278)
Warrant (loss) income	(124)	1,615	(457)	2,244
LOCOM HFS adjustment	(11,943)	—	(11,943)	—
Other income	2,265	3,049	7,155	6,204
Total noninterest (loss) income	(128,082)	34,346	(91,691)	55,164
Noninterest expense:
Compensation	82,881	102,542	171,357	194,782
Customer related expense	27,302	11,748	51,307	24,403
Insurance and assessments	25,635	5,632	37,352	11,122
Occupancy	15,383	15,268	30,450	30,468
Data processing	10,963	9,258	21,901	18,887
Other professional services	9,973	6,726	16,046	12,680
Leased equipment depreciation	9,088	8,934	18,463	18,123
Loan expense	5,245	7,037	11,769	12,194
Intangible asset amortization	2,389	3,649	4,800	7,298
Foreclosed assets expense (income), net	2	(28)	365	(3,381)
Acquisition, integration and reorganization costs	12,394	—	20,908	—
Goodwill impairment	—	—	1,376,736	—
Other expense	119,182	12,879	131,986	24,495
Total noninterest expense	320,437	183,645	1,893,440	351,071
(Loss) earnings before income taxes	(264,443)	163,126	(1,524,783)	325,235
Income tax (benefit) expense	(67,029)	40,766	(131,945)	82,747
Net (loss) earnings	(197,414)	122,360	(1,392,838)	242,488
Preferred stock dividends	9,947	—	19,894	—
Net (loss) earnings available to common stockholders	$(207,361)	$122,360	$(1,412,732)	$242,488

(Loss) earnings per common share:
Basic	$(1.75)	$1.02	$(11.96)	$2.03
Diluted	$(1.75)	$1.02	$(11.96)	$2.03
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)
	(In thousands)
Net (loss) earnings	$(197,414)	$122,360	$(1,392,838)	$242,488
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains on securities
available-for-sale arising during the period	(64,145)	(72,572)	3,826	(682,398)
Income tax benefit (expense) related to net unrealized
holding gains (losses) arising during the period	17,768	19,928	(1,060)	187,386
Unrealized net holding (losses) gains on securities
available-for-sale, net of tax	(46,377)	(52,644)	2,766	(495,012)
Reclassification adjustment for net losses included
in net earnings (1)	—	1,209	—	1,105
Income tax benefit related to reclassification adjustment	—	(332)	—	(303)
Reclassification adjustment for net losses
included in net earnings, net of tax	—	877	—	802
Unrealized net loss on securities transferred from
available-for-sale to held-to-maturity	—	(218,326)	—	(218,326)
Amortization of unrealized net loss on securities
transferred from available-for-sale to held-to-maturity	7,877	2,507	15,761	2,507
Income tax benefit related to amortization of
unrealized net loss on securities transferred
from available-for-sale to held-to-maturity	(2,182)	(689)	(4,366)	(689)
Amortization of unrealized net loss on securities
transferred from available-for-sale
to held-to-maturity, net of tax	5,695	1,818	11,395	1,818
Change in fair value of credit-linked notes	4,057	—	4,057	—
Income tax expense related to change in fair value of
credit-linked notes	(1,118)	—	(1,118)	—
Change in fair value of credit-linked notes,
net of tax	2,939	—	2,939	—
Other comprehensive (loss) income, net of tax	(37,743)	(268,275)	17,100	(710,718)
Comprehensive loss	$(235,157)	$(145,915)	$(1,375,738)	$(468,230)
___________________________________
(1)    Entire amounts are recognized in "Gain (loss) on sale of securities" on the Condensed Consolidated Statements of Earnings.
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2023
		Common Stock					Accumulated
				Additional			Other
	Preferred		Par	Paid-in	Retained	Treasury	Comprehensive
	Stock (1)	Shares	Value	Capital	Earnings	Stock	(Loss) Income	Total
		(Unaudited)
		(In thousands, except per share amount)
Balance, December 31, 2022	$498,516	120,222,057	$1,230	$2,927,903	$1,420,624	$(106,839)	$(790,903)	$3,950,531
Net loss	—	—	—	—	(1,195,424)	—	—	(1,195,424)
Other comprehensive income,
net of tax	—	—	—	—	—	—	54,843	54,843
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	168,460	2	4,981	—	—	—	4,983
Restricted stock surrendered	—	(146,303)	—	—	—	(4,053)	—	(4,053)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	(9,947)	—	—	(9,947)
Common stock, $0.25/share	—	—	—	(29,456)	—	—	—	(29,456)
Balance, March 31, 2023	$498,516	120,244,214	$1,232	$2,903,428	$215,253	$(110,892)	$(736,060)	$2,771,477
Net loss	—	—	—	—	(197,414)	—	—	(197,414)
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(37,743)	(37,743)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	82,490	1	8,933	—	—	—	8,934
Restricted stock surrendered	—	(157,692)	—	—	—	(1,019)	—	(1,019)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	(9,947)	—	—	(9,947)
Common stock, $0.01/share	—	—	—	(1,093)	—	—	—	(1,093)
Balance, June 30, 2023	$498,516	120,169,012	$1,233	$2,911,268	$7,892	$(111,911)	$(773,803)	$2,533,195
___________________________________
(1)    There were 513,250 shares of Series A preferred stock issued during the 2nd quarter of 2022 that remained outstanding at June 30, 2023.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2022
		Common Stock					Accumulated
				Additional			Other
	Preferred		Par	Paid-in	Retained	Treasury	Comprehensive
	Stock	Shares	Value	Capital	Earnings	Stock	(Loss) Income	Total
		(Unaudited)
		(In thousands, except per share amount)
Balance, December 31, 2021	$—	119,584,854	$1,221	$3,013,399	$1,016,350	$(97,308)	$65,968	$3,999,630
Net earnings	—	—	—	—	120,128	—	—	120,128
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(442,443)	(442,443)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	109,466	1	7,556	—	—	—	7,557
Restricted stock surrendered	—	(92,554)	—	—	—	(4,481)	—	(4,481)
Cash dividends paid:
Common stock, $0.25/share	—	—	—	(29,796)	—	—	—	(29,796)
Balance, March 31, 2022	$—	119,601,766	$1,222	$2,991,159	$1,136,478	$(101,789)	$(376,475)	$3,650,595
Net earnings		—	—	—	122,360	—	—	122,360
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(268,275)	(268,275)
Issuance of preferred stock,
net of offering costs	498,516	—	—	—	—	—	—	498,516
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	822,258	8	9,690	—	—	—	9,698
Restricted stock surrendered	—	(136,000)	—	—	—	(4,289)	—	(4,289)
Cash dividends paid:
Common stock, $0.25/share	—	—	—	(30,202)	—	—	—	(30,202)
Balance, June 30, 2022	$498,516	120,288,024	$1,230	$2,970,647	$1,258,838	$(106,078)	$(644,750)	$3,978,403

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2023	2022
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(1,392,838)	$242,488
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill impairment	1,376,736	—
Depreciation and amortization	27,622	26,946
Amortization of net premiums on investment securities	19,281	29,742
Amortization of intangible assets	4,800	7,298
Amortization of operating lease ROU assets	14,580	15,100
Provision for credit losses	5,000	11,500
Gain on sale of foreclosed assets	(210)	(3,170)
Provision for losses on foreclosed assets	685	—
Loss (gain) on sale of loans and leases	155,919	(72)
Gain on sale of premises and equipment	(5)	(5)
Loss on sale of securities	—	1,105
Gain on BOLI death benefit	(416)	—
Unrealized gain on derivatives, foreign currencies, and credit-linked notes, net	(1,682)	(1,330)
LOCOM HFS adjustment	11,943	—
Earned stock compensation	13,917	17,255
Acquisition, integration, and reorganization costs	70	—
Increase in other assets	(181,990)	(24,626)
Increase (decrease) in accrued interest payable and other liabilities	30,548	(50,662)
Net cash provided by operating activities	83,960	271,569

Cash flows from investing activities:
Net decrease (increase) in loans and leases	437,585	(3,600,769)
Proceeds from sales of loans and leases	5,283,557	41,089
Proceeds from maturities and paydowns of securities available-for-sale	131,475	417,760
Proceeds from sales of securities available-for-sale	—	598,415
Purchases of securities available-for-sale	(5,836)	(374,921)
Proceeds from maturities and paydowns of securities held-to-maturity	568	82
Net redemptions (purchases) of Federal Home Loan Bank stock	17,040	(15,960)
Proceeds from sales of foreclosed assets	5,346	16,317
Purchases of premises and equipment, net	(9,245)	(10,423)
Proceeds from sales of premises and equipment	13	9
Proceeds from BOLI death benefit	3,567	555
Net decrease (increase) in equipment leased to others under operating leases	5,770	(3,196)
Net cash provided by (used in) investing activities	5,869,840	(2,931,042)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(5,156,999)	(1,205,104)
Net (decrease) increase in interest-bearing deposits	(882,252)	175,499
Net increase in borrowings	4,598,891	1,592,000
Net proceeds from preferred stock offering	—	498,516
Restricted stock surrendered	(5,072)	(8,770)
Preferred stock dividends paid	(19,894)	—
Common stock dividends paid	(30,549)	(59,998)
Net cash (used in) provided by financing activities	(1,495,875)	992,143

Net increase (decrease) in cash, cash equivalents, and restricted cash	4,457,925	(1,667,330)
Cash, cash equivalents, and restricted cash, beginning of period	2,240,222	4,057,234
Cash, cash equivalents, and restricted cash, end of period	$6,698,147	$2,389,904
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2023	2022
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$467,830	$38,596
Cash paid for income taxes	1,143	76,037
Loans transferred to foreclosed assets	9,225	304
Transfers from loans held for investment to loans held for sale	3,076,427	—
Transfers to loans held for investment from loans held for sale	370,375	—
Transfer of securities available-for-sale to held-to-maturity	—	2,260,407
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
Loan Modifications to Borrowers Experiencing Financial Difficulty
Loan modifications made to borrowers experiencing financial difficulty constitute modifications of receivables in the form of principal forgiveness, an interest rate reduction, an other than-insignificant payment delay, or a term extension. ASU 2022-02 eliminated the concept of troubled debt restructurings and introduced broader modification reporting requirements. Previously, troubled debt restructurings included any type of modification that included a below market concession which was granted both to a borrower in financial difficulty and as a result of financial difficulty. Loan modifications made to borrowers experiencing financial difficulty no longer consider whether a market concession has been granted, as was required with troubled debt restructurings, but rather includes as modifications within the four listed reportable modification types to a borrower deemed to be experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of the modification. Loans reported in this classification have a rating of substandard or worse, and may include both accruing and nonaccruing loans. Loans are assessed to determine whether the modification constitutes a new loan or a continuation of the existing loan. Depending on the terms of the modification and nature of the borrower, this may result in a downgrade or placing a loan on nonaccrual status, which in turn would impact the loan's classification within the ALLL. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Business Segments
We regularly assess our strategic plans, operations, reporting structures and financial information provided to management to identify our reportable segments. Civic, a lending subsidiary we acquired in February 2021, has historically been identified as an operating segment. In the fourth quarter of 2022, Civic met a quantitative threshold which required it to be disclosed as a reportable operating segment. Therefore, we had two reportable operating segments as of December 31, 2022: Commercial Banking and Civic, and a third segment, Other, which was used for inter-segment eliminations. In the first quarter of 2023, we began a restructuring of Civic which included removing most of Civic's top management and transferring day-to-day management of most of Civic's operating functions to managers at the Bank. Due to the restructuring of Civic, discrete financial information is no longer prepared. Our management reporting captures the direct expenses of Civic, however, none of the expenses now being incurred to manage Civic are being directly charged or allocated to Civic. Therefore, it is no longer feasible to produce meaningful, separate full financial statements, and thus, discrete financial information for Civic is no longer prepared or distributed to our chief operating decision maker. Thus, Civic no longer meets the criteria to be considered a reportable operating segment as of March 31, 2023. We sold the Civic business in the second quarter of 2023, and we are retaining and servicing the Civic loans on our balance sheet. At June 30, 2023 and March 31, 2023, we operated as one reportable segment - Commercial Banking.
Accounting Standards Adopted in 2023
Effective January 1, 2023, we completed the adoption of ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," by eliminating the accounting guidance for TDRs by creditors, in ASC 310-40, "Receivables – Troubled Debt Restructurings by Creditors," while enhancing disclosure requirements for restructurings involving borrowers that are experiencing financial difficulty. The Company updated its disclosures in Note 4. Loans and Leases to present information regarding loan modifications to borrowers experiencing financial difficulty. There was no transition adjustment recorded to retained earnings upon adoption. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
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
Use of Estimates
We have made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses (the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments), the carrying value of intangible assets, the fair value of loans held for sale, and the realization of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.

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
Risks and Uncertainties
The recent bank failures involving three prominent regional banks resulted in significant market volatility among publicly traded bank holding companies, and, in particular, regional banks like PacWest. These bank failures, and the resulting customer fear of additional bank failures, increased the following risks and uncertainties regarding our business: (i) the loss of customer deposits which, in turn, put pressure on our liquidity position, (ii) the decrease in our net interest margin resulting from replacing lower-cost customer deposits with higher-cost brokered deposits and borrowings, (iii) the downgrading of our credit rating by third-party rating agencies which may result in increased borrowing costs and/or trigger additional collateral or funding requirements, and (iv) the potential for operating costs to increase due to higher FDIC assessments and other costs necessary to respond to increased regulatory requirements.
To respond to these increased risks and uncertainties, we have taken the following actions to mitigate these risks: (a) we pledged additional assets as collateral for borrowings to increase our liquidity position for potential deposit outflows, (b) we increased the number of customers enrolled in reciprocal deposit programs that increases the amount of FDIC insurance coverage on their account(s) to help retain these customers, (c) we are offering competitive promotional rates on our deposit products to attract new customer deposits, (d) we completed strategic asset sales in the second quarter of 2023 to improve our liquidity position and capital ratios, and (e) in the second quarter of 2023, we reduced our common dividend from $0.25 to $0.01 to improve our liquidity position and capital ratios.
At the end of the second quarter, with the sale of non-core loan portfolios completed, we believe that we have addressed the liquidity risk present at the end of the first quarter and have improved our capital ratios. Our net interest margin and overall profitability will be reduced by the loan sales, and continues to be affected by elevated levels of higher-cost brokered deposits and borrowings. Our current priorities are to increase customer deposits to replace brokered deposits and borrowings and to reduce operating expenses. If we are not successful, our level of earnings will be lower than historical periods.
Following the end of the second quarter, on July 25, 2023, PacWest entered into a definitive merger agreement and plan of merger with Banc of California, Inc. For additional information, see Note 18. Subsequent Events.
NOTE 2. RESTRICTED CASH
The FRBSF establishes cash reserve requirements that its member banks must maintain based on a percentage of deposit liabilities. There were no reserves required to be held at the FRBSF for the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, we pledged cash collateral for our derivative contracts of $3.5 million and $2.7 million. We have cash which is restricted based on the terms of some of our borrowing agreements that totaled $148.3 million at June 30, 2023 and $131.5 million at December 31, 2022. Starting in the second quarter of 2023, we instituted a policy to require cash to secure the standby letters of credit that we have issued on behalf of our customers. At June 30, 2023, the balance of such restricted cash totaled $55.3 million.

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
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	June 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$2,592,344	$—	$(423,731)	$2,168,613	$2,685,038	$—	$(442,996)	$2,242,042
U.S. Treasury securities	771,226	2	(98,145)	673,083	771,145	—	(101,075)	670,070
Agency commercial MBS	540,449	—	(60,492)	479,957	549,492	—	(61,886)	487,606
Agency residential CMOs	500,101	—	(60,874)	439,227	517,174	—	(60,111)	457,063
Municipal securities	395,200	—	(52,411)	342,789	399,724	—	(60,398)	339,326
Corporate debt securities	344,730	—	(64,217)	280,513	344,767	6	(32,868)	311,905
Private label residential CMOs	198,992	—	(39,485)	159,507	207,123	—	(40,399)	166,724
Collateralized loan obligations	109,168	—	(4,345)	104,823	109,159	—	(6,898)	102,261
Private label commercial MBS	25,137	—	(1,937)	23,200	28,903	—	(2,076)	26,827
Asset-backed securities	22,116	—	(391)	21,725	23,568	—	(1,155)	22,413
SBA securities	16,360	—	(1,278)	15,082	18,524	—	(1,274)	17,250
Total	$5,515,823	$2	$(807,306)	$4,708,519	$5,654,617	$6	$(811,136)	$4,843,487
As of June 30, 2023, the Company had not recorded an allowance for credit losses on securities available-for-sale. The Company does not consider unrealized losses on such securities to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in non-credit related factors such as interest rates, market spreads, and market conditions subsequent to purchase.
As of June 30, 2023, securities available-for-sale with a fair value of $4.4 billion were pledged as collateral primarily for the Bank Term Funding Program borrowings, the FRB secured line of credit, and public deposits.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the years indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales of Securities Available-for-Sale	2023	2022	2023	2022
	(In thousands)
Amortized cost of securities sold	$—	$393,432	$—	$599,520

Gross realized gains	$—	$1,544	$—	$2,734
Gross realized losses	—	(2,753)	—	(3,839)
Net realized gains (losses)	$—	$(1,209)	$—	$(1,105)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	June 30, 2023
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$6,358	$(400)	$2,162,255	$(423,331)	$2,168,613	$(423,731)
U.S. Treasury securities	—	—	668,123	(98,145)	668,123	(98,145)
Agency commercial MBS	—	—	479,957	(60,492)	479,957	(60,492)
Agency residential CMOs	701	(31)	438,527	(60,843)	439,228	(60,874)
Municipal securities	1,162	(87)	341,627	(52,324)	342,789	(52,411)
Corporate debt securities	13,997	(1,003)	266,516	(63,214)	280,513	(64,217)
Private label residential CMOs	—	—	159,507	(39,485)	159,507	(39,485)
Collateralized loan obligations	—	—	104,823	(4,345)	104,823	(4,345)
Private label commercial MBS	—	—	23,200	(1,937)	23,200	(1,937)
Asset-backed securities	—	—	21,725	(391)	21,725	(391)
SBA securities	—	—	15,082	(1,278)	15,082	(1,278)
Total	$22,218	$(1,521)	$4,681,342	$(805,785)	$4,703,560	$(807,306)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$52,556	$(6,193)	$2,189,485	$(436,803)	$2,242,041	$(442,996)
U.S. Treasury securities	4,972	(26)	665,098	(101,049)	670,070	(101,075)
Agency commercial MBS	316,892	(31,139)	170,714	(30,747)	487,606	(61,886)
Agency residential CMOs	245,755	(22,748)	211,309	(37,363)	457,064	(60,111)
Municipal securities	37,380	(3,129)	298,266	(57,269)	335,646	(60,398)
Corporate debt securities	302,643	(32,124)	4,256	(744)	306,899	(32,868)
Private label residential CMOs	19,261	(1,294)	147,464	(39,105)	166,725	(40,399)
Collateralized loan obligations	27,704	(1,818)	74,558	(5,080)	102,262	(6,898)
Private label commercial MBS	10,204	(508)	16,623	(1,568)	26,827	(2,076)
Asset-backed securities	22,413	(1,155)	—	—	22,413	(1,155)
SBA securities	17,250	(1,274)	—	—	17,250	(1,274)
Total	$1,057,030	$(101,408)	$3,777,773	$(709,728)	$4,834,803	$(811,136)
The securities that were in an unrealized loss position at June 30, 2023, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "Accumulated other comprehensive (loss) income" of "Stockholders' equity" on the condensed consolidated balance sheets. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2023
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$2,592,344	$2,592,344
U.S. Treasury securities	4,958	666,576	99,692	—	771,226
Agency commercial MBS	—	202,143	320,570	17,736	540,449
Agency residential CMOs	—	—	172,382	327,719	500,101
Municipal securities	—	65,454	307,486	22,260	395,200
Corporate debt securities	—	5,000	339,730	—	344,730
Private label residential CMOs	—	—	—	198,992	198,992
Collateralized loan obligations	—	—	70,330	38,838	109,168
Private label commercial MBS	—	—	—	25,137	25,137
Asset-backed securities	—	—	—	22,116	22,116
SBA securities	—	3,408	—	12,952	16,360
Total	$4,958	$942,581	$1,310,190	$3,258,094	$5,515,823

Fair Value:
Agency residential MBS	$—	$—	$—	$2,168,613	$2,168,613
U.S. Treasury securities	4,959	582,194	85,930	—	673,083
Agency commercial MBS	—	185,585	277,605	16,767	479,957
Agency residential CMOs	—	—	149,975	289,252	439,227
Municipal securities	—	58,119	264,120	20,550	342,789
Corporate debt securities	—	4,725	275,788	—	280,513
Private label residential CMOs	—	—	—	159,507	159,507
Collateralized loan obligations	—	—	67,716	37,107	104,823
Private label commercial MBS	—	—	—	23,200	23,200
Asset-backed securities	—	—	—	21,725	21,725
SBA securities	—	3,168	—	11,914	15,082
Total	$4,959	$833,791	$1,121,134	$2,748,635	$4,708,519
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Held-to-Maturity
The following table presents amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of securities held-to-maturity as of the date indicated:

	June 30, 2023
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,245,462	$(140)	$1,245,322	$173	$(53,811)	$1,191,684
Agency commercial MBS	430,578	—	430,578	—	(35,178)	395,400
Private label commercial MBS	348,123	—	348,123	—	(34,612)	313,511
U.S. Treasury securities	185,581	—	185,581	—	(12,987)	172,594
Corporate debt securities	69,958	(1,360)	68,598	—	(20,975)	47,623
Total (1)	$2,279,702	$(1,500)	$2,278,202	$173	$(157,563)	$2,120,812
__________________________
(1)    Excludes accrued interest receivable of $13.4 million at June 30, 2023 which is recorded in "Other assets" on the condensed consolidated balance sheets.

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
As of June 30, 2023, securities held-to-maturity with an amortized cost of $2.2 billion and a fair value of $2.1 billion were pledged as collateral primarily for public deposits, the FRB secured line of credit, Bank Term Funding Program borrowings, and letters of credit.

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
Three Months Ended June 30, 2023
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500

Six Months Ended June 30, 2023
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

	June 30, 2023
Security Type	AAA	AA+	AA	AA-	A+	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$552,131	$403,500	$166,760	$86,060	$12,018	$1,894	$—	$—	$23,099	$1,245,462
Agency commercial
MBS	—	430,578	—	—	—	—	—	—	—	430,578
Private label
commercial MBS	348,123	—	—	—	—	—	—	—	—	348,123
U.S. Treasury
securities	—	185,581	—	—	—	—	—	—	—	185,581
Corporate debt
securities	—	—	—	—	—	—	—	44,306	25,652	69,958
Total	$900,254	$1,019,659	$166,760	$86,060	$12,018	$1,894	$—	$44,306	$48,751	$2,279,702

	December 31, 2022
Security Type	AAA	AA+	AA	AA-	A+	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$568,674	$385,990	$173,751	$95,471	$—	$1,901	$—	$—	$17,656	$1,243,443
Agency commercial
MBS	—	427,411	—	—	—	—	—	—	—	427,411
Private label
commercial MBS	345,825	—	—	—	—	—	—	—	—	345,825
U.S. Treasury
securities	—	184,162	—	—	—	—	—	—	—	184,162
Corporate debt
securities	—	—	—	—	—	—	23,244	20,999	25,551	69,794
Total	$914,499	$997,563	$173,751	$95,471	$—	$1,901	$23,244	$20,999	$43,207	$2,270,635

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Held-to-Maturity
The following table presents the contractual maturities of our securities held-to-maturity portfolio based on amortized cost and fair value as of the date indicated:

	June 30, 2023
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$—	$368,095	$877,367	$1,245,462
Agency commercial MBS	—	—	409,517	21,061	430,578
Private label commercial MBS	—	—	36,193	311,930	348,123
U.S. Treasury securities	—	—	185,581	—	185,581
Corporate debt securities	—	—	10,211	59,747	69,958
Total	$—	$—	$1,009,597	$1,270,105	$2,279,702

Fair Value:
Municipal securities	$—	$—	$348,295	$843,389	$1,191,684
Agency commercial MBS	—	—	375,946	19,454	395,400
Private label commercial MBS	—	—	33,057	280,454	313,511
U.S. Treasury securities	—	—	172,594	—	172,594
Corporate debt securities	—	—	8,000	39,623	47,623
Total	$—	$—	$937,892	$1,182,920	$2,120,812
Commercial MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities, including available-for-sale and held-to-maturity, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Taxable interest	$38,207	$44,467	$76,899	$89,109
Non-taxable interest	4,922	8,180	9,825	16,699
Dividend income	1,024	255	1,666	516
Total interest income on investment securities	$44,153	$52,902	$88,390	$106,324

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
	2023	2022
	(In thousands)
Real estate mortgage	$14,312,273	$15,762,351
Real estate construction and land (1)	2,491,483	4,221,853
Commercial	5,097,714	8,297,182
Consumer	409,822	444,630
Total gross loans and leases held for investment	22,311,292	28,726,016
Deferred fees, net	(53,082)	(116,887)
Total loans and leases held for investment, net of deferred fees	22,258,210	28,609,129
Allowance for loan and lease losses	(219,234)	(200,732)
Total loans and leases held for investment, net (2)	$22,038,976	$28,408,397
____________________
(1)    Includes land and acquisition and development loans of $187.6 million and $153.5 million at June 30, 2023 and December 31, 2022.
(2)    Excludes accrued interest receivable of $103.8 million and $124.3 million at June 30, 2023 and December 31, 2022, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2023
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$938	$23,151	$24,089	$3,586,231	$3,610,320
Multi-family	—	—	—	5,304,544	5,304,544
Other residential	52,358	38,209	90,567	5,282,611	5,373,178
Total real estate mortgage	53,296	61,360	114,656	14,173,386	14,288,042
Real estate construction and land:
Commercial	—	—	—	415,997	415,997
Residential	—	—	—	2,049,526	2,049,526
Total real estate construction and land	—	—	—	2,465,523	2,465,523
Commercial:
Asset-based	—	385	385	2,356,713	2,357,098
Venture capital	1,845	—	1,845	1,721,631	1,723,476
Other commercial	262	390	652	1,013,560	1,014,212
Total commercial	2,107	775	2,882	5,091,904	5,094,786
Consumer	2,025	187	2,212	407,647	409,859
Total	$57,428	$62,322	$119,750	$22,138,460	$22,258,210

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$1,721	$29,269	$30,990	$3,815,841	$3,846,831
Multi-family	—	—	—	5,607,865	5,607,865
Other residential	101,728	39,875	141,603	6,134,025	6,275,628
Total real estate mortgage	103,449	69,144	172,593	15,557,731	15,730,324
Real estate construction and land:
Commercial	—	—	—	898,592	898,592
Residential	—	—	—	3,253,580	3,253,580
Total real estate construction and land	—	—	—	4,152,172	4,152,172
Commercial:
Asset-based	—	434	434	5,139,775	5,140,209
Venture capital	—	—	—	2,033,302	2,033,302
Other commercial	461	1,195	1,656	1,106,795	1,108,451
Total commercial	461	1,629	2,090	8,279,872	8,281,962
Consumer	1,935	149	2,084	442,587	444,671
Total	$105,845	$70,922	$176,767	$28,432,362	$28,609,129
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2023			December 31, 2022
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$37,191	$3,573,129	$3,610,320	$42,509	$3,804,322	$3,846,831
Multi-family	—	5,304,544	5,304,544	—	5,607,865	5,607,865
Other residential	63,626	5,309,552	5,373,178	55,893	6,219,735	6,275,628
Total real estate mortgage	100,817	14,187,225	14,288,042	98,402	15,631,922	15,730,324
Real estate construction and land:
Commercial	—	415,997	415,997	—	898,592	898,592
Residential	—	2,049,526	2,049,526	—	3,253,580	3,253,580
Total real estate construction and land	—	2,465,523	2,465,523	—	4,152,172	4,152,172
Commercial:
Asset-based	385	2,356,713	2,357,098	865	5,139,344	5,140,209
Venture capital	—	1,723,476	1,723,476	—	2,033,302	2,033,302
Other commercial	3,479	1,010,733	1,014,212	4,345	1,104,106	1,108,451
Total commercial	3,864	5,090,922	5,094,786	5,210	8,276,752	8,281,962
Consumer	205	409,654	409,859	166	444,505	444,671
Total	$104,886	$22,153,324	$22,258,210	$103,778	$28,505,351	$28,609,129

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2023, nonaccrual loans and leases included $62.3 million of loans and leases 90 or more days past due, $7.6 million of loans and leases 30 to 89 days past due, and $35.0 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2022, nonaccrual loans and leases included $70.9 million of loans and leases 90 or more days past due, $6.8 million of loans and leases 30 to 89 days past due, and $26.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of June 30, 2023, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $24.9 million and represented 24% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2023
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$39,768	$121,084	$3,449,468	$3,610,320
Multi-family	87,390	30,743	5,186,411	5,304,544
Other residential	72,549	56,042	5,244,587	5,373,178
Total real estate mortgage	199,707	207,869	13,880,466	14,288,042
Real estate construction and land:
Commercial	—	—	415,997	415,997
Residential	—	2,376	2,047,150	2,049,526
Total real estate construction and land	—	2,376	2,463,147	2,465,523
Commercial:
Asset-based	3,650	13,368	2,340,080	2,357,098
Venture capital	2,614	122,482	1,598,380	1,723,476
Other commercial	5,516	12,417	996,279	1,014,212
Total commercial	11,780	148,267	4,934,739	5,094,786
Consumer	447	7,856	401,556	409,859
Total	$211,934	$366,368	$21,679,908	$22,258,210

	December 31, 2022
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$43,737	$106,493	$3,696,601	$3,846,831
Multi-family	3,611	60,330	5,543,924	5,607,865
Other residential	60,557	58,063	6,157,008	6,275,628
Total real estate mortgage	107,905	224,886	15,397,533	15,730,324
Real estate construction and land:
Commercial	—	91,334	807,258	898,592
Residential	—	45,155	3,208,425	3,253,580
Total real estate construction and land	—	136,489	4,015,683	4,152,172
Commercial:
Asset-based	865	56,836	5,082,508	5,140,209
Venture capital	2,753	127,907	1,902,642	2,033,302
Other commercial	6,473	13,233	1,088,745	1,108,451
Total commercial	10,091	197,976	8,073,895	8,281,962
Consumer	275	6,908	437,488	444,671
Total	$118,271	$566,259	$27,924,599	$28,609,129

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months	Six Months		Three Months	Six Months
		Ended	Ended		Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2023	2023	2023	2022	2022	2022
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$57	$—	$—	$66	$—	$—
Multi-family	—	—	—	—	—	—
Other residential	396	—	—	7,472	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	1,115	—	—
Commercial:
Asset based	—	—	—	748	—	—
Venture capital	—	—	—	3,120	—	—
Other commercial	738	—	—	1,262	—	—
Consumer	205	—	—	223	—	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$37,134	$104	$107	$28,463	$14	$98
Multi-family	—	—	—	—	—	—
Other residential	63,230	—	—	26,995	—	—
Real estate construction and land:
Commercial	—	—	—	5,229	—	—
Residential	—	—	—	—	—	—
Commercial:
Asset based	385	—	—	441	—	—
Venture capital	—	—	—	—	—	—
Other commercial	2,741	—	—	3,393	7	361
Consumer	—	—	—	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$100,817	$104	$107	$62,996	$14	$98
Real estate construction and land	—	—	—	6,344	—	—
Commercial	3,864	—	—	8,964	7	361
Consumer	205	—	—	223	—	—
Total	$104,886	$104	$107	$78,527	$21	$459

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$4,822	$5,168	$11,574	$26,399	$47,435	$1,305	$—	$96,703
3-4 Pass	51,196	535,474	507,068	428,682	235,107	1,491,564	93,911	9,763	3,352,765
5 Special mention	—	2,551	—	27,012	14,062	77,459	—	—	121,084
6-8 Classified	820	—	540	452	2,866	35,090	—	—	39,768
Total	$52,016	$542,847	$512,776	$467,720	$278,434	$1,651,548	$95,216	$9,763	$3,610,320
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$27	$7,010	$—	$—	$7,037

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$28,248	$107,068	$32,176	$54,875	$105,088	$—	$—	$327,455
3-4 Pass	9,085	1,861,189	1,052,383	501,131	551,947	826,718	56,503	—	4,858,956
5 Special mention	—	—	—	4,710	5,409	20,624	—	—	30,743
6-8 Classified	—	—	6,000	8,624	22,892	49,874	—	—	87,390
Total	$9,085	$1,889,437	$1,165,451	$546,641	$635,123	$1,002,304	$56,503	$—	$5,304,544
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$1,500	$—	$1,500
3-4 Pass	206,352	1,951,356	2,952,687	70,765	—	18,855	42,975	97	5,243,087
5 Special mention	6,803	30,966	17,418	855	—	—	—	—	56,042
6-8 Classified	(1,642)	33,617	33,704	4,324	—	2,405	—	141	72,549
Total	$211,513	$2,015,939	$3,003,809	$75,944	$—	$21,260	$44,475	$238	$5,373,178
Current YTD period:
Gross charge-offs	$2,586	$18,680	$4,771	$632	$—	$4	$—	$—	$26,673
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	15,191	196,205	113,939	58,864	26,048	5,750	—	—	415,997
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$15,191	$196,205	$113,939	$58,864	$26,048	$5,750	$—	$—	$415,997
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	20,677	779,682	689,815	460,255	—	25,842	70,879	—	2,047,150
5 Special mention	—	—	2,376	—	—	—	—	—	2,376
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$20,677	$779,682	$692,191	$460,255	$—	$25,842	$70,879	$—	$2,049,526
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$5,349	$263,148	$227,094	$58,814	$159,177	$301,212	$81,851	$—	$1,096,645
3-4 Pass	86,482	313,380	159,215	24,332	12,379	35,529	609,684	2,434	1,243,435
5 Special mention	—	151	—	—	—	3,265	9,927	25	13,368
6-8 Classified	—	—	—	—	—	385	3,265	—	3,650
Total	$91,831	$576,679	$386,309	$83,146	$171,556	$340,391	$704,727	$2,459	$2,357,098
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$150	$150

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(171)	$(10)	$—	$2,000	$—	$(2)	$165,678	$(420)	$167,075
3-4 Pass	41,981	127,431	130,587	7,309	23,699	1,588	1,025,441	73,269	1,431,305
5 Special mention	—	20,471	48,890	14,478	—	—	38,643	—	122,482
6-8 Classified	—	—	2,614	—	—	—	—	—	2,614
Total	$41,810	$147,892	$182,091	$23,787	$23,699	$1,586	$1,229,762	$72,849	$1,723,476
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$643	$2,221	$7,216	$(45)	$53	$(39)	$20,990	$—	$31,039
3-4 Pass	2,635	76,083	272,118	49,240	36,181	122,672	403,272	3,039	965,240
5 Special mention	1,749	—	614	697	586	2,258	6,434	79	12,417
6-8 Classified	—	—	—	—	309	2,276	1,550	1,381	5,516
Total	$5,027	$78,304	$279,948	$49,892	$37,129	$127,167	$432,246	$4,499	$1,014,212
Current YTD period:
Gross charge-offs	$—	$6,699	$—	$—	$—	$—	$304	$331	$7,334

Consumer
Internal risk rating:
1-2 High pass	$—	$30	$26	$6	$—	$—	$1,107	$—	$1,169
3-4 Pass	67	59,240	209,923	19,253	42,953	61,576	7,375	—	400,387
5 Special mention	—	1,739	4,075	167	1,734	59	82	—	7,856
6-8 Classified	—	—	232	33	73	90	1	18	447
Total	$67	$61,009	$214,256	$19,459	$44,760	$61,725	$8,565	$18	$409,859
Current YTD period:
Gross charge-offs	$—	$221	$273	$76	$144	$184	$1	$12	$911

Total Loans and Leases
Internal risk rating:
1-2 High pass	$5,821	$298,459	$346,572	$104,525	$240,504	$453,694	$272,431	$(420)	$1,721,586
3-4 Pass	433,666	5,900,040	6,087,735	1,619,831	928,314	2,590,094	2,310,040	88,602	19,958,322
5 Special mention	8,552	55,878	73,373	47,919	21,791	103,665	55,086	104	366,368
6-8 Classified	(822)	33,617	43,090	13,433	26,140	90,120	4,816	1,540	211,934
Total	$447,217	$6,287,994	$6,550,770	$1,785,708	$1,216,749	$3,237,573	$2,642,373	$89,826	$22,258,210
Current YTD period:
Gross charge-offs	$2,586	$25,600	$5,044	$708	$171	$7,198	$305	$493	$42,105
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"), which eliminated the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the period indicated with related amortized cost balances as of the date indicated:

	Three Months Ended June 30, 2023
	Loan Modifications
	Balances (Amortized Cost Basis) at
	June 30, 2023
	Term Extension
		% of Loan
	Balance	Portfolio Class
	(Dollars in thousands)
Real estate mortgage:
Other residential	$8,993	0.2%
Commercial:
Other commercial	931	0.1%
Consumer	15	—%
Total	$9,939

	Six Months Ended June 30, 2023
	Loan Modifications
	Balances (Amortized Cost Basis) at
	June 30, 2023
					Combination - Term
					Extension and		Combination - Term
					Interest		Extension and		Total Loan
	Term Extension		Payment Delay		Reduction		Payment Delay		Modifications
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Other residential	$18,522	0.3%	$—	—%	$—	—%	$—	—%	$18,522	0.3%
Commercial:
Venture
Venture capital	—	—%	—	—%	—	—%	612	—%	612	—%
Other commercial	2,762	0.3%	44	—%	—	—%	—	—%	2,806	0.3%
Consumer	15	—%	—	—%	3	—%	—	—%	18	—%
Total	$21,299		$44		$3		$612		$21,958

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the period indicated:

Three Months Ended June 30, 2023
Term Extension - Financial Effect
Real estate mortgage:
Other residential	Extended maturity by a weighted average 12 months.
Commercial:
Other commercial	Extended maturity by a weighted average 23 months.
Consumer	Extended maturity by a weighted average 12 months.

Six Months Ended June 30, 2023
Term Extension - Financial Effect
Real estate mortgage:
Other residential	Extended maturity by a weighted average 9 months.
Commercial:
Other commercial	Extended maturity by a weighted average 16 months.
Consumer	Extended maturity by a weighted average 12 months.

Six Months Ended June 30, 2023
Payment Delay - Financial Effect
Commercial:
Other commercial	Provided six months of reduced payments to borrowers without extending the loan term.

Six Months Ended June 30, 2023
Combination - Term Extension and Interest Rate Reduction - Financial Effect
Consumer	Extended maturity by a weighted average 2.0 years and reduced weighted average contractual interest rate from 9.5% to 2.0%.

Six Months Ended June 30, 2023
Combination - Term Extension and Payment Delay - Financial Effect
Commercial:
Venture capital	Extended maturity by a weighted average 11 months and provided 11 months of interest only payments to borrowers.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the payment status of our loan modifications made during the past six month with related amortized cost balances as of the date indicated:

	Payment Status (Amortized Cost Basis) at
	June 30, 2023
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Other residential	$14,384	$3,859	$279	$18,522
Commercial:
Venture capital	612	—	—	612
Other commercial	2,806	—	—	2,806
Consumer	18	—	—	18
Total	$17,820	$3,859	$279	$21,958
At June 30, 2023, there were other residential real estate loans with an amortized cost of $4.1 million that had been modified in the form of a term extension during the preceding six-month period and subsequently defaulted during the three and six months ended June 30, 2023.
Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. TDRs were a result of rate reductions, term extensions, fee concessions, transfers to foreclosed assets, discounted loan payoffs, and debt forgiveness, or a combination thereof. The following table presents our troubled debt restructurings of loans held for investment by loan portfolio segment and class for the periods indicated:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(In thousands)
Real estate mortgage:
Commercial	—	$—	$—	—	$—	$—
Other residential	1	208	208	2	512	207
Commercial:
Venture capital	4	3,330	3,330	4	3,330	3,330
Other commercial	6	57	57	19	1,131	1,131
Consumer	1	18	18	1	18	18
Total	12	$3,613	$3,613	26	$4,991	$4,686
During the three and six months ended June 30, 2022, there was one other residential real estate mortgage loan for $104,000 and two other commercial loans totaling $110,000 restructured in the preceding 12-month period that subsequently defaulted.

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$4,118	$2,491	$7,867	$4,879
The following table presents the components of leases receivable as of the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$266,039	$232,909
Unguaranteed residual assets	29,491	23,561
Deferred costs and other	3,018	1,815
Aggregate net investment in leases	$298,548	$258,285
The following table presents maturities of leases receivable as of the date indicated:

June 30, 2023
(In thousands)
Period ending December 31,
2023	$37,683
2024	82,239
2025	63,987
2026	45,406
2027	32,274
Thereafter	39,664
Total undiscounted cash flows	301,253
Less: Unearned income	(35,214)
Present value of lease payments	$266,039

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended June 30, 2023
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$109,483	$55,034	$37,195	$8,343	$210,055
Charge-offs	(23,875)	—	(7,347)	(486)	(31,708)
Recoveries	62	—	742	83	887
Net (charge-offs) recoveries	(23,813)	—	(6,605)	(403)	(30,821)
Provision	47,138	(15,355)	6,631	1,586	40,000
Balance, end of period	$132,808	$39,679	$37,221	$9,526	$219,234

	Six Months Ended June 30, 2023
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$87,309	$52,320	$52,849	$8,254	$200,732
Charge-offs	(33,710)	—	(7,484)	(911)	(42,105)
Recoveries	262	—	1,717	128	2,107
Net (charge-offs) recoveries	(33,448)	—	(5,767)	(783)	(39,998)
Provision	78,947	(12,641)	(9,861)	2,055	58,500
Balance, end of period	$132,808	$39,679	$37,221	$9,526	$219,234

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	$132,808	$39,679	$37,221	$9,526	$219,234

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$101,968	$—	$3,126	$—	$105,094
Collectively evaluated	14,186,074	2,465,523	5,091,660	409,859	22,153,116
Ending balance	$14,288,042	$2,465,523	$5,094,786	$409,859	$22,258,210

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2022
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$87,228	$43,648	$57,056	$9,466	$197,398
Charge-offs	(1,545)	—	(911)	(343)	(2,799)
Recoveries	1,305	—	2,790	11	4,106
Net (charge-offs) recoveries	(240)	—	1,879	(332)	1,307
Provision	(1,092)	(2,479)	(4,904)	(1,525)	(10,000)
Balance, end of period	$85,896	$41,169	$54,031	$7,609	$188,705

	Six Months Ended June 30, 2022
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$98,624	$44,508	$48,718	$8,714	$200,564
Charge-offs	(1,713)	—	(3,744)	(576)	(6,033)
Recoveries	1,468	149	4,525	32	6,174
Net (charge-offs) recoveries	(245)	149	781	(544)	141
Provision	(12,483)	(3,488)	4,532	(561)	(12,000)
Balance, end of period	$85,896	$41,169	$54,031	$7,609	$188,705

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$140	$—	$812	$—	$952
Collectively evaluated	$85,756	$41,169	$53,219	$7,609	$187,753

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$60,657	$6,642	$11,419	$—	$78,718
Collectively evaluated	13,993,428	3,479,958	8,465,387	483,646	26,422,419
Ending balance	$14,054,085	$3,486,600	$8,476,806	$483,646	$26,501,137
The allowance for loan and lease losses increased by $9.2 million in the second quarter of 2023 to $219.2 million due primarily to a provision for loan and lease losses of $40.0 million driven by the impact of an updated forecast, higher net charge-offs and higher reserves for downgraded loans largely offset by lower reserves needed for lower loan and unfunded commitment balances. For additional information regarding the calculation of the allowance for loan and lease losses using the CECL methodology, including discussion of forecasts used to estimate the allowance, please see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	June 30, 2023			December 31, 2022
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$103,203	$—	$103,203	$90,485	$—	$90,485
Real estate construction and land	—	—	—	1,402	—	1,402
Commercial	—	385	385	—	434	434
Total	$103,203	$385	$103,588	$91,887	$434	$92,321
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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	June 30, 2023
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$210,055	$75,571	$285,626
Charge-offs	(31,708)	—	(31,708)
Recoveries	887	—	887
Net charge-offs	(30,821)	—	(30,821)
Provision	40,000	(38,000)	2,000
Balance, end of period	$219,234	$37,571	$256,805

	Six Months Ended
	June 30, 2023
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$200,732	$91,071	$291,803
Charge-offs	(42,105)	—	(42,105)
Recoveries	2,107	—	2,107
Net charge-offs	(39,998)	—	(39,998)
Provision	58,500	(53,500)	5,000
Balance, end of period	$219,234	$37,571	$256,805

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets, net of the valuation allowance, as of the dates indicated:

	June 30,	December 31,
Property Type	2023	2022
	(In thousands)
Single-family residence	$8,426	$5,022
Total other real estate owned, net	8,426	5,022
Other foreclosed assets	—	—
Total foreclosed assets, net	$8,426	$5,022
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets, Net
(In thousands)
Balance, December 31, 2022	$5,022
Transfers to foreclosed assets from loans	9,225
Provision for losses	(685)
Reductions related to sales	(5,136)
Balance, June 30, 2023	$8,426
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
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2022	$1,376,736
Impairment	(1,376,736)
Balance, June 30, 2023	$—

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
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$90,800	$133,850	$91,550	$133,850
Fully amortized portion	—	—	(750)	—
Balance, end of period	90,800	133,850	90,800	133,850
Accumulated Amortization:
Balance, beginning of period	(61,830)	(92,542)	(60,169)	(88,893)
Amortization expense	(2,389)	(3,649)	(4,800)	(7,298)
Fully amortized portion	—	—	750	—
Balance, end of period	(64,219)	(96,191)	(64,219)	(96,191)
Net CDI and CRI, end of period	$26,581	$37,659	$26,581	$37,659
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

June 30, 2023
(In thousands)
Period ending December 31,
2023	$4,285
2024	6,404
2025	4,087
2026	3,481
2027	2,876
Thereafter	5,448
Net CDI and CRI	$26,581

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	June 30,	December 31,
Other Assets	2023	2022
	(In thousands)
LIHTC investments	$320,154	$328,555
Cash surrender value of BOLI	206,812	207,797
Interest receivable	137,863	157,109
Operating lease ROU assets, net (1)	119,527	126,255
Taxes receivable	90,495	89,924
SBIC investments	72,351	62,227
Equity investments without readily determinable fair values	64,944	63,280
Prepaid expenses	52,342	26,752
Equity warrants (2)	3,883	4,048
Equity investments with readily determinable fair values	1	1
Other receivables/assets	151,227	148,834
Total other assets	$1,219,599	$1,214,782
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
NOTE 8. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease expense:
Fixed costs	$8,421	$9,042	$16,169	$17,521
Variable costs	30	36	65	59
Short-term lease costs	265	379	622	743
Sublease income	(533)	(1,077)	(1,245)	(2,153)
Net lease expense	$8,183	$8,380	$15,611	$16,170
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,247	$17,574
ROU assets obtained in exchange for lease obligations:
Operating leases	$9,706	$23,804

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$119,527	$126,255
Operating lease liabilities	$140,234	$148,401

Weighted average remaining lease term (in years)	6.5	6.6
Weighted average discount rate	2.67%	2.64%
The following table presents the maturities of operating lease liabilities as of the date indicated:

June 30, 2023
(In thousands)
Period ending December 31,
2023	$15,258
2024	30,108
2025	26,515
2026	21,534
2027	15,376
Thereafter	47,451
Total operating lease liabilities	156,242
Less: Imputed interest	(16,008)
Present value of operating lease liabilities	$140,234
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings. The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the six months ended June 30, 2023 and 2022.
The following table presents the rental payments to be received on operating leases as of the date indicated:

June 30, 2023
(In thousands)
Period ending December 31,
2023	$23,089
2024	49,487
2025	39,952
2026	33,848
2027	25,786
Thereafter	79,739
Total undiscounted cash flows	$251,901

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Bank Term Funding Program	$4,910,000	4.38%	$—	—%
Repurchase agreement (1)	1,324,273	8.50%	—	—%
Credit-linked notes	123,065	15.77%	132,030	14.56%
FHLB secured advances	—	—%	1,270,000	4.62%
AFX short-term borrowings	—	—%	250,000	4.68%
FHLB unsecured overnight advance	—	—%	112,000	4.37%
Total borrowings	$6,357,338	5.46%	$1,764,030	5.36%
___________________
(1)    Balance is net of unamortized issuance costs of $14.3 million and $2.7 million of accrued exit fees. Rate calculation does not include the effects of issuance costs and exit fees.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of June 30, 2023 of $4.7 billion, collateralized by a blanket lien on $9.2 billion of qualifying loans and $21.6 million of securities. As of June 30, 2023, there were no balances outstanding. As of December 31, 2022, the balance outstanding was $1.3 billion, which consisted of an overnight advance and two term advances with maturity dates of January 2023 and February 2023.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2023, the Bank had secured borrowing capacity of $6.6 billion collateralized by liens covering $7.0 billion of qualifying loans and $1.4 billion of securities. As of June 30, 2023 and December 31, 2022, there were no balances outstanding.
FRBSF Bank Term Funding Program. In March of 2023, the Bank participated in the FRBSF Bank Term Funding Program. As of June 30, 2023, the Bank had secured borrowing capacity of $5.0 billion collateralized by the par value of pledged securities totaling $5.0 billion. As of June 30, 2023, the balance outstanding was $4.9 billion consisting of two term advances maturing in March 2024.
Repurchase Agreement. In March of 2023, the Bank entered into a repurchase agreement through which it borrowed $1.4 billion that was collateralized by loans with a principal balance of $2.1 billion. In connection with this borrowing, the Bank incurred $17.9 million of issuance costs and accrued $0.4 million in exit fees. The repurchase agreement is to be repaid with collections on the underlying loans. The repurchase agreement has a term of 18 months, under which the interest rate is 8.50% for amounts outstanding during the first nine months and 8.75% for amounts outstanding during the last nine months. The Bank has the option to pay off the repurchase agreement after the first nine months. Per the terms of the agreement, a reserve account equal to 1.5% of the facility commitment amount was deposited with a third-party bank to be used for certain purposes. Any remaining funds will be returned to PacWest at the time of payoff or maturity of the facility. At June 30, 2023, the borrowing amount outstanding was $1.3 billion collateralized by loans with a principal balance of $2.1 billion.
Credit-Linked Notes. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.70% at June 30, 2023. The notes are linked to the credit risk of an approximately $2.55 billion reference pool of previously purchased single-family residential mortgage loans at June 30, 2023. The notes are due June 27, 2052. Principal payments on the notes are based only on scheduled and unscheduled principal that is actually collected on these loans. The notes are reported at fair value of $123.1 million at June 30, 2023. See Note 12. Fair Value Option for additional information.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Federal Funds Arrangements with Commercial Banks. As of June 30, 2023, the Bank had unsecured lines of credit of $100.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2023 and December 31, 2022, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2023, there was no balance outstanding. As of December 31, 2022, the balance outstanding was $250.0 million, which consisted of $250.0 million in overnight borrowings.
Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	June 30, 2023		December 31, 2022		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset) (6)
	(Dollars in thousands)
Subordinated notes, net (2)	$395,391	3.25%	$395,134	3.25%	4/30/2021	5/1/2031	Fixed rate (3)
Trust V	10,310	8.61%	10,310	7.84%	8/15/2003	9/17/2033	3-month LIBOR + 3.10
Trust VI	10,310	8.60%	10,310	7.82%	9/3/2003	9/15/2033	3-month LIBOR + 3.05
Trust CII	5,155	8.46%	5,155	7.69%	9/17/2003	9/17/2033	3-month LIBOR + 2.95
Trust VII	61,856	8.05%	61,856	7.16%	2/5/2004	4/23/2034	3-month LIBOR + 2.75
Trust CIII	20,619	7.24%	20,619	6.46%	8/15/2005	9/15/2035	3-month LIBOR + 1.69
Trust FCCI	16,495	7.15%	16,495	6.37%	1/25/2007	3/15/2037	3-month LIBOR + 1.60
Trust FCBI	10,310	7.10%	10,310	6.32%	9/30/2005	12/15/2035	3-month LIBOR + 1.55
Trust CS 2005-1	82,475	7.50%	82,475	6.72%	11/21/2005	12/15/2035	3-month LIBOR + 1.95
Trust CS 2005-2	128,866	7.25%	128,866	6.36%	12/14/2005	1/30/2036	3-month LIBOR + 1.95
Trust CS 2006-1	51,545	7.25%	51,545	6.36%	2/22/2006	4/30/2036	3-month LIBOR + 1.95
Trust CS 2006-2	51,550	7.25%	51,550	6.36%	9/27/2006	10/30/2036	3-month LIBOR + 1.95
Trust CS 2006-3 (4)	28,118	5.30%	27,592	3.66%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	7.25%	16,470	6.36%	12/5/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2006-5	6,650	7.25%	6,650	6.36%	12/19/2006	1/30/2037	3-month LIBOR + 1.95
Trust CS 2007-2	39,177	7.25%	39,177	6.36%	6/13/2007	7/30/2037	3-month LIBOR + 1.95
Total subordinated debt	935,297	5.60%	934,514	5.08%
Acquisition discount (5)	(64,919)		(67,427)
Net subordinated debt	$870,378		$867,087
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $4.6 million.
(3)    Interest rate is fixed until May 1, 2026, when it changes to a floating rate and resets quarterly at a benchmark rate plus 252 basis points.
(4)    Denomination is in Euros with a value of €25.8 million.
(5)    Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
(6)    On July 1, 2023, interest rate will transition to term SOFR plus the relevant spread adjustment as the applicable benchmark upon the cessation of LIBOR on June 30, 2023.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  DERIVATIVES
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	June 30, 2023		December 31, 2022
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$107,169	$5,467	$108,451	$6,013
Foreign exchange contracts	37,118	2,292	37,029	1,801
Interest rate and economic contracts	144,287	7,759	145,480	7,814
Equity warrant assets	17,196	3,883	18,209	4,048
Total	$161,483	$11,642	$163,689	$11,862

Derivative Liabilities:
Interest rate contracts	$107,169	$5,328	$108,451	$5,825
Foreign exchange contracts	37,118	166	37,029	81
Total	$144,287	$5,494	$145,480	$5,906
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
NOTE 11.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	June 30,	December 31,
	2023	2022
	(In thousands)
Loan commitments to extend credit	$5,845,375	$11,110,264
Standby letters of credit	300,557	320,886
Total	$6,145,932	$11,431,150
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $37.6 million at June 30, 2023 and $91.1 million at December 31, 2022.

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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of June 30, 2023 and December 31, 2022, we had commitments to contribute capital to these entities totaling $78.0 million and $76.9 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

June 30, 2023
(In thousands)
Period ending December 31,
2023	$43,161
2024	34,869
Total	$78,030
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
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.55 billion reference pool of previously purchased single-family residential mortgage loans. The principal balance of the credit-linked notes was $127.7 million at June 30, 2023. The carrying value of the credit-linked notes at June 30, 2023 was the estimated fair value of $123.1 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Credit-Linked Notes	2023	2022	2023	2022
	(In thousands)
Changes in fair value - gains (losses)	$(472)	$—	$1,526	$—
Changes in fair value - other comprehensive income	$4,057	$—	$4,057	$—
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	June 30,	December 31,
Credit-Linked Notes	2023	2022
	(In thousands)
Carrying value reported on the consolidated balance sheets	$123,065	$132,030
Aggregate unpaid principal balance in excess of (less than) fair value	4,672	(911)

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
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 15. Fair Value Measurements to the Consolidated Financial Statements of the Company's Form 10-K.
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At June 30, 2023, the fair value of these investments was $72.4 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	June 30, 2023
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$2,168,613	$—	$2,168,613	$—
U.S. Treasury securities	673,083	673,083	—	—
Agency commercial MBS	479,957	—	479,957	—
Agency residential CMOs	439,227	—	439,227	—
Municipal securities	342,789	—	342,789	—
Corporate debt securities	280,513	—	273,523	6,990
Private label residential CMOs	159,507	—	159,507	—
Collateralized loan obligations	104,823	—	104,823	—
Private label commercial MBS	23,200	—	23,200	—
Asset-backed securities	21,725	—	21,725	—
SBA securities	15,082	—	15,082	—
Total securities available-for-sale	$4,708,519	$673,083	$4,028,446	$6,990
Equity investments with readily determinable fair values	$1	$1	$—	$—
Derivatives (1):
Equity warrants	3,883	—	—	3,883
Interest rate and economic contracts	7,759	—	7,759	—
Derivative liabilities	5,494	—	5,494	—
Credit-linked notes	123,065	—	—	123,065

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
During the six months ended June 30, 2023, there was a $36,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was also an $8.8 million transfer of corporate debt securities from Level 2 to Level 3 during the six months ended June 30, 2023.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 corporate debt securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	June 30, 2023
	Corporate Debt Securities
	Input or	Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	4.0% - 6.9%	5.5%
Discount rates	7.9% - 10.8%	9.4%
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	June 30, 2023
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	19.8% - 153.3%	27.5%
Risk-free interest rate	4.1% - 5.5%	4.6%
Remaining life assumption (in years)	0.08 - 5.00	3.25
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label commercial MBS available-for-sale, equity warrants, and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2022	$—	$4,048	$132,030
Total included in earnings	—	(457)	(1,526)
Total included in other comprehensive income (loss)	(1,760)	—	(4,057)
Issuances	—	390	—
Principal payments	—	—	(3,382)
Transfer from Level 2	8,750	—
Exercises and settlements	—	(62)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	(36)	—
Balance, June 30, 2023	$6,990	$3,883	$123,065

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$(1,760)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	June 30, 2023
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$25,122	$—	$21,882	$3,240
OREO	999	—	999	—
Total non-recurring	$26,121	$—	$22,881	$3,240

	Fair Value Measurement as of
	December 31, 2022
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$34,077	$—	$28,065	$6,012
OREO	47	—	47	—
Total non-recurring	$34,124	$—	$28,112	$6,012

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
Losses on Assets	June 30,		June 30,
Measured on a Non-Recurring Basis	2023	2022	2023	2022
	(In thousands)
Individually evaluated loans and leases	$925	$1,569	$4,946	$1,584
OREO	158	—	158	—
Total losses	$1,083	$1,569	$5,104	$1,584
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	June 30, 2023
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(Dollars in thousands)
Individually evaluated
loans and leases	3,240	Third party appraisals	No discounts
Total non-recurring Level 3	$3,240
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$208,300	$208,300	$208,300	$—	$—
Interest-earning deposits in financial institutions	6,489,847	6,489,847	6,489,847	—	—
Securities available-for-sale	4,708,519	4,708,519	673,083	4,028,446	6,990
Securities held-to-maturity	2,278,202	2,120,812	172,594	1,943,686	4,532
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans held for sale	478,146	480,432	—	480,432	—
Loans and leases held for investment, net	22,038,976	20,327,864	—	21,882	20,305,982
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	3,883	3,883	—	—	3,883
Interest rate and economic contracts	7,759	7,759	—	7,759	—
Servicing rights	1,085	1,085	—	—	1,085

Financial Liabilities:
Demand, checking, money market, and savings deposits	19,743,765	19,743,765	—	19,743,765	—
Time deposits	8,153,318	8,208,911	—	8,208,911	—
Borrowings	6,357,338	6,316,443	4,869,105	—	1,447,338
Subordinated debt	870,378	823,867	—	823,867	—
Derivative liabilities	5,494	5,494	—	5,494	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$212,273	$212,273	$212,273	$—	$—
Interest-earning deposits in financial institutions	2,027,949	2,027,949	2,027,949	—	—
Securities available-for-sale	4,843,487	4,843,487	670,070	4,173,417	—
Securities held-to-maturity	2,269,135	2,110,472	171,700	1,938,772	—
Investment in FHLB stock	34,290	34,290	—	34,290	—
Loans held for sale	65,076	65,501	—	65,501	—
Loans and leases held for investment, net	28,408,397	26,627,985	—	28,065	26,599,920
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	4,048	4,048	—	—	4,048
Interest rate and economic contracts	7,814	7,814	—	7,814	—
Servicing rights	633	633	—	—	633

Financial Liabilities:
Demand, checking, money market, and savings deposits	29,198,491	29,198,491	—	29,198,491	—
Time deposits	4,737,843	4,700,054	—	4,700,054	—
Borrowings	1,764,030	1,764,037	882,000	750,007	132,030
Subordinated debt	867,087	870,534	—	870,534	—
Derivative liabilities	5,906	5,906	—	5,906	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2023, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14.  EARNINGS PER COMMON SHARE
The following table presents the computations of basic and diluted net earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Basic Earnings Per Common Share:
Net (loss) earnings	$(197,414)	$122,360	$(1,392,838)	$242,488
Less: Preferred stock dividends	(9,947)	—	(19,894)	—
Net (loss) earnings available to common stockholders	(207,361)	122,360	(1,412,732)	242,488
Less: Earnings allocated to unvested restricted stock (1)	82	(2,351)	(238)	(4,389)
Net (loss) earnings allocated to common shares	$(207,279)	$120,009	$(1,412,970)	$238,099

Weighted-average basic shares and unvested restricted
stock outstanding	120,275	120,022	120,257	119,810
Less: Weighted-average unvested restricted stock
outstanding	(2,020)	(2,460)	(2,163)	(2,354)
Weighted-average basic shares outstanding	118,255	117,562	118,094	117,456

Basic (loss) earnings per common share	$(1.75)	$1.02	$(11.96)	$2.03

Diluted Earnings Per Common Share:
Net (loss) earnings allocated to common shares	$(207,279)	$120,009	$(1,412,970)	$238,099

Weighted-average diluted shares outstanding	118,255	117,562	118,094	117,456

Diluted (loss) earnings per common share	$(1.75)	$1.02	$(11.96)	$2.03
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

	Three Months Ended June 30, 2023
	2023		2022
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$539,888	$—	$350,518	$—
Noninterest Income:
Service charges on deposit accounts	4,315	4,315	3,634	3,634
Other commissions and fees	11,241	4,124	10,813	4,001
Leased equipment income	22,387	—	12,335	—
(Loss) gain on sale of loans	(158,881)	—	12	—
Loss on sale of securities	—	—	(1,209)	—
Dividends and gains on equity investments	2,658	—	4,097	—
Warrant (loss) income	(124)	—	1,615	—
LOCOM HFS adjustment	(11,943)	—	—	—
Other income	2,265	240	3,049	65
Total noninterest (loss) income	(128,082)	8,679	34,346	7,700
Total Revenue	$411,806	$8,679	$384,864	$7,700
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	June 30,
	2023	2022
	(In thousands)
Products and services transferred at a point in time	$3,849	$3,771
Products and services transferred over time	4,830	3,929
Total revenue from contracts with customers	$8,679	$7,700

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2023		2022
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$1,057,676	$—	$673,422	$—
Noninterest Income:
Service charges on deposit accounts	7,888	7,888	7,205	7,205
Other commissions and fees	21,585	8,555	22,393	7,774
Leased equipment income	36,244	—	25,429	—
(Loss) gain on sale of loans	(155,919)	—	72	—
Loss on sale of securities	—	—	(1,105)	—
Dividends and (losses) gains on equity investments	3,756	—	(7,278)	—
Warrant (loss) income	(457)	—	2,244	—
LOCOM HFS adjustment	(11,943)	—	—	—
Other income	7,155	510	6,204	63
Total noninterest (loss) income	(91,691)	16,953	55,164	15,042
Total Revenue	$965,985	$16,953	$728,586	$15,042
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Products and services transferred at a point in time	$8,201	$7,697
Products and services transferred over time	8,752	7,345
Total revenue from contracts with customers	$16,953	$15,042
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Receivables, which are included in "Other assets"	$1,548	$1,403
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$453	$488
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the six months ended June 30, 2023 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $35,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the annual meeting of stockholders held on May 11, 2021, the Company's stockholders approved the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the “Amended and Restated 2017 Plan”). The Company’s Amended and Restated 2017 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until December 31, 2026. The Amended and Restated 2017 Plan authorizes grants of stock-based compensation instruments to issue up to 6,650,000 shares. As of June 30, 2023, there were 1,869,341 shares available for grant under the Amended and Restated 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $7.7 million and $9.0 million for the three months ended June 30, 2023 and 2022 and $12.7 million and $16.5 million for the six months ended June 30, 2023 and 2022. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of June 30, 2023 totaled $55.3 million.
Time-Based Restricted Stock Awards
At June 30, 2023, there were 1,626,235 shares of unvested TRSAs outstanding. TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying award on the grant date and is recognized over the vesting period using the straight-line method.
Performance-Based Restricted Stock Units
At June 30, 2023, there were 656,049 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The shares underlying the PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of 200% of target.
Compensation expense related to PRSUs is based on the fair value of the underlying award on the grant date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion or all of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion or all of the previously recognized amortization is reversed and also suspended. If it is determined that attainment of a financial measure higher than target is probable, the amortization will increase to up to 200% of the target amortization amount. Annual PRSU expense may vary during the three-year performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSU is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
Preferred Stock
At June 30, 2023, our preferred stock of $498.5 million represents 20,530,000 depositary shares (the “Depositary Shares”), each representing a 1/40th ownership interest in a share of the Company’s 7.75% fixed rate reset non-cumulative, non-convertible, perpetual preferred stock, Series A, par value $0.01 per share (the “Series A preferred stock”), with a liquidation preference of $1,000 per share of Series A preferred stock (equivalent to $25.00 per Depositary Share). The Series A preferred stock qualifies as Tier 1 capital for purposes of regulatory capital calculations. The Series A preferred stock is perpetual and has no maturity date.

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18.  SUBSEQUENT EVENTS
Banc of California, Inc. Merger Agreement
On July 25, 2023, PacWest announced the signing of a definitive agreement and plan of merger whereby PacWest will merge with Banc of California, Inc. ("Banc" and following the merger, the "combined company") (the "merger"). Upon the terms and subject to the conditions set forth in the merger agreement, at closing each share of common stock of PacWest issued and outstanding immediately prior to the closing (subject to certain exceptions) will be converted into the right to receive 0.6569 of a share of common stock of Banc. In addition, in connection with the closing, each share of Series A preferred stock will be converted into the right to receive one share of a newly created series of preferred stock of Banc having such powers, preferences and rights, and such qualifications, limitations and restrictions, taken as a whole, that are not materially less favorable to the holders of the Series A preferred stock. Concurrently with its entry into the merger agreement, Banc entered into separate investment agreements with affiliates of funds managed by Warburg Pincus LLC (the "Warburg Investors") and certain investment vehicles sponsored, managed or advised by Centerbridge Partners, L.P. (the "Centerbridge Investors" and collectively with the Warburg Investors, the "Investors") to invest, substantially concurrently with the merger closing, in an aggregate of $400 million of shares of Banc common stock and Banc non-voting, common-equivalent stock, and Banc will issue to the investing parties warrants to purchase approximately 18.9 million shares of Banc non-voting, common-equivalent stock or shares of Banc common stock (collectively, the "equity investments").
Banc, headquartered in Santa Ana, California, is the parent of Banc of California, N.A., with $9.37 billion in assets with 33 offices including 27 full-service branches throughout Southern California at June 30, 2023. In connection with the merger, Banc of California, N.A. will merge with and into Pacific Western Bank, which will take the Banc of California name and apply to become a Federal Reserve member.
The merger, which was approved by the PacWest and Banc boards of directors, is expected to close in the fourth quarter of 2023 or first quarter of 2024 and is subject to certain closing conditions, including the closing of the investments described above occurring substantially concurrently with the merger closing, receipt of required regulatory approvals and requisite approval by the stockholders of each company.
Common Stock Dividends
On August 2, 2023, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.01 per common share. The cash dividend is payable on August 31, 2023 to stockholders of record at the close of business on August 15, 2023.
Preferred Stock Dividends
On August 2, 2023, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on September 1, 2023 to stockholders of record at the close of business on August 15, 2023.
The Company has evaluated events that have occurred subsequent to June 30, 2023 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

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
•risks related to the proposed merger with Banc of California, Inc. (“Banc”) including, among others, (i) the risk that the proposed merger may not be completed in a timely manner or at all; (ii) the failure to satisfy the conditions to the consummation of the proposed merger, including obtaining the requisite approval of the PacWest stockholders and Banc stockholders within the time period provided in the merger agreement; (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement or the related investment agreements; (iv) the inability to obtain alternative capital in the event it becomes necessary to complete the proposed merger; (v) the effect of the announcement or pendency of the proposed merger on PacWest’s and Banc’s business relationships, operating results and business generally; (vi) risks that the proposed transaction disrupts current plans and operations of PacWest and Banc; (vii) potential difficulties in retaining PacWest and Banc customers and employees as a result of the proposed transaction; (viii) diversion of management’s attention from ongoing business operations and opportunities; and (ix) certain restrictions during the pendency of the proposed transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions;
•weaker than expected general business and economic conditions, including a recession, could adversely affect the Company's revenues, the values of its assets and liabilities, negatively impact loan and deposit growth, and may impact our borrowers ability to repay their loans;
•the impact of bank failures or other adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks, the safety of deposits, and depositor behavior;
•ability to compete effectively against other financial service providers in our markets;
•uncertainty in U.S. fiscal monetary policy, including the interest rate policies of the Federal Reserve Board, and volatility and disruption in credit and capital markets could adversely affect the Company's revenues and the value of its assets and liabilities, lead to a tightening of credit, and increase stock price volatility;
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
In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2023, accounted for 124.5% of net revenue (net interest income plus noninterest income).
At June 30, 2023, the Company had total assets of $38.3 billion, including $22.7 billion of total loans and leases, net of deferred fees, $4.7 billion of securities available-for-sale, $2.3 billion of securities held-to-maturity, and $6.5 billion of interest-earning deposits in financial institutions compared to $41.2 billion of total assets at December 31, 2022, including $28.7 billion of total loans and leases, net of deferred fees, $4.8 billion of securities available-for-sale, $2.3 billion securities held-to-maturity, and $2.0 billion of interest-earning deposits in financial institutions. The $2.9 billion decrease in total assets since year-end was due primarily to a $5.9 billion decrease in loans and leases, net of deferred fees, attributable mainly to loan sales, and a $1.4 billion decrease in goodwill, offset partially by a $4.5 billion increase in interest-earning deposits in financial institutions. See "- Recent Events" for discussion regarding the Company's loan sales during the three months ended June 30, 2023.

At June 30, 2023, the Company had total liabilities of $35.8 billion, including total deposits of $27.9 billion and borrowings of $6.4 billion, compared to $37.3 billion of total liabilities at December 31, 2022, including $33.9 billion of total deposits and $1.8 billion borrowings. The $1.5 billion decrease in total liabilities since year-end was due mainly to a $6.0 billion decrease in deposits, offset partially by an increase of $4.6 billion in borrowings, attributable mainly to the $4.9 billion of borrowings made under the Bank Term Funding Program in March 2023.
At June 30, 2023, the Company had total stockholders' equity of $2.5 billion compared to $3.9 billion at December 31, 2022. The $1.4 billion decrease in stockholders' equity since year-end was due mainly to the net loss of $1.4 billion for the six months ended June 30, 2023 attributable primarily to a $1.4 billion goodwill impairment charge in the first quarter of 2023. Our consolidated common equity Tier 1 (CET1), Tier 1 capital and Total capital ratios increased to 11.16%, 13.70%, and 17.61% at June 30, 2023 due primarily to a decrease in risk-weighted assets.
Recent Events
Loan Sales and Loans Held for Sale
In the second quarter of 2023, we executed on our strategic plan to divest non-core loan portfolios which included selling:
•National Construction portfolio, including $2.6 billion of loans and $2.3 billion of unfunded commitments
•Lender Finance portfolio, including $2.1 billion of loans and $0.2 billion of unfunded commitments
•A portion of the Civic portfolio, including $521 million of loans and $24 million of unfunded commitments
The Lender Finance portfolio was reported as held for sale at March 31, 2023, and this sale reduced the loans held for sale balance in the second quarter. We recorded loan fair value loss adjustments of $171.0 million in the second quarter related to the loans sold and LOCOM HFS adjustments for the loans reported as held for sale at June 30, 2023. We also recorded unfunded commitments fair value loss adjustments of $106.8 million for the unfunded commitments sold. We recorded Civic loan sale charge-offs of $22.4 million related to the sold Civic loans.
The loans held for sale balance at June 30, 2023 was $478.1 million and consisted of National Construction, Lender Finance, and Civic loans. In July 2023, approximately $285 million of this balance was sold with minimal gain/loss.
Banc of California, Inc. Merger Agreement
On July 25, 2023, PacWest announced the signing of a definitive agreement and plan of merger whereby PacWest will merge with Banc of California, Inc. ("Banc" and following the merger, the "combined company") (the "merger"). Upon the terms and subject to the conditions set forth in the merger agreement, at closing each share of common stock of PacWest issued and outstanding immediately prior to the closing (subject to certain exceptions) will be converted into the right to receive 0.6569 of a share of common stock of Banc. In addition, in connection with the closing, each share of Series A preferred stock will be converted into the right to receive one share of a newly created series of preferred stock of Banc having such powers, preferences and rights, and such qualifications, limitations and restrictions, taken as a whole, that are not materially less favorable to the holders of the Series A preferred stock. Concurrently with its entry into the merger agreement, Banc entered into separate investment agreements with affiliates of funds managed by Warburg Pincus LLC (the "Warburg Investors") and certain investment vehicles sponsored, managed or advised by Centerbridge Partners, L.P. (the "Centerbridge Investors" and collectively with the Warburg Investors, the "Investors") to invest, substantially concurrently with the merger closing, in an aggregate of $400 million of shares of Banc common stock and Banc non-voting, common-equivalent stock, and Banc will issue to the investing parties warrants to purchase approximately 18.9 million shares of Banc non-voting, common-equivalent stock or shares of Banc common stock (collectively, the "equity investments").
Banc, headquartered in Santa Ana, California, is the parent of Banc of California, N.A., with $9.37 billion in assets with 33 offices including 27 full-service branches located throughout Southern California at June 30, 2023. In connection with the merger, Banc of California, N.A. will merge with and into Pacific Western Bank, which will take the Banc of California name and apply to become a Federal Reserve member.

The merger, which was approved by the PacWest and Banc boards of directors, is expected to close in the fourth quarter of 2023 or first quarter of 2024 and is subject to certain closing conditions, including the closing of the investments described above occurring substantially concurrently with the merger closing, receipt of required regulatory approvals and requisite approval by the stockholders of each company.
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
Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our primary interest-bearing liabilities are deposits and borrowings. While our deposit balances will fluctuate depending on our customers’ liquidity and cash flow, market conditions, and competitive pressures, we seek to minimize the impact of these variances by attracting a high percentage of noninterest-bearing deposits. During 2023 and 2022, our net interest margin was negatively impacted because we accessed the wholesale funding market to replace outflows of non-brokered deposits. Our net interest margin and level of net interest income will be negatively impacted by the sale of the three non-core loan portfolios in the second quarter of 2023. Our current priorities are to increase customer deposits to replace wholesale deposits, which will reduce our interest expense, and to reduce operating expenses to offset the expected lower interest income as a result of the loan portfolio sales.
Loan and Lease Production
We actively seek new lending opportunities under an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Our commercial loans and leases portfolio is diverse and generally includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies during the various phases of their early life cycles, and secured business loans. In January 2023, we announced that we were slowing loan growth to preserve capital and strengthen our balance sheet, including winding down our premium finance and multi-family lending groups in the fourth quarter of 2022. In addition, as noted above under “Recent Events—Loan Sales and Loans Held for Sale,” during the second quarter of 2023, we executed on our strategic plan to divest non-core loan portfolios which included selling our National Construction portfolio, Lender Finance portfolio, and a portion of our Civic portfolio.
Our loan origination process emphasizes credit quality. On occasion, to augment our internal loan production, we have purchased loans such as multi-family loans from other banks, private student loans from third-party lenders, and single-family residential mortgage loans. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.

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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Efficiency Ratio		2023	2022	2023	2022
		(Dollars in thousands)
Noninterest expense		$320,437	$183,645	$1,893,440	$351,071
Less:	Intangible asset amortization	2,389	3,649	4,800	7,298
	Foreclosed assets (income) expense, net	2	(28)	365	(3,381)
	Goodwill impairment	—	—	1,376,736	—
	Acquisition, integration and reorganization costs	12,394	—	20,908	—
	Noninterest expense used for efficiency ratio	305,652	180,024	490,631	347,154
Less:	Unfunded commitments fair value loss adjustments	106,767	—	106,767	—
	Noninterest expense used for adjusted efficiency ratio	$198,885	$180,024	$383,864	$347,154

Net interest income (tax equivalent)		$186,076	$327,801	$467,692	$640,452
Noninterest (loss) income		(128,082)	34,346	(91,691)	55,164
	Net revenues	57,994	362,147	376,001	695,616
Less:	Loss on sale of securities	—	(1,209)	—	(1,105)
	Net revenues used for efficiency ratio	57,994	363,356	376,001	696,721
Add:	Loan fair value loss adjustments	170,971	—	170,971	—
	Net revenues used for adjusted efficiency ratio	$228,965	$363,356	$546,972	$696,721

Efficiency ratio (1)		527.0%	49.5%	130.5%	49.8%
Adjusted efficiency ratio (2)		86.9%	49.5%	70.2%	49.8%
___________________________________
(1)     Noninterest expense used for efficiency ratio divided by net revenues used for efficiency ratio.
(2)    Noninterest expense used for adjusted efficiency ratio divided by net revenues used for adjusted efficiency ratio.
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

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Return on Average Tangible Common Equity		2023	2022	2023	2022
		(Dollars in thousands)
Net (loss) earnings		$(197,414)	$122,360	$(1,392,838)	$242,488

(Loss) earnings before income taxes		$(264,443)	$163,126	$(1,524,783)	$325,235
Add:	Goodwill impairment	—	—	1,376,736	—
Add:	Intangible asset amortization	2,389	3,649	4,800	7,298
	Adjusted (loss) earnings before income taxes	(262,054)	166,775	(143,247)	332,533
Adjusted income tax (benefit) expense (1)		(66,300)	41,694	(45,839)	84,463
	Adjusted net (loss) earnings	(195,754)	125,081	(97,408)	248,070
Less:	Preferred stock dividends	9,947	—	19,894	—
	Adjusted net (loss) earnings available to
	common stockholders	$(205,701)	$125,081	$(117,302)	$248,070

Average stockholders' equity		$2,719,372	$3,652,368	$3,355,495	$3,749,386
Less:	Average intangible assets	27,824	1,445,333	706,072	1,447,184
Less:	Average preferred stock	498,516	137,100	498,516	68,929
	Average tangible common equity	$2,193,032	$2,069,935	$2,150,907	$2,233,273

Return on average equity (2)		(29.12)%	13.44%	(83.71)%	13.04%
Return on average tangible common equity (3)		(37.62)%	24.24%	(11.00)%	22.40%
___________________________________
(1)     Effective tax rates of 25.3% and 25.0% used for the three months ended June 30, 2023 and 2022. Adjusted effective tax rate of 32.0% used for the six months ended June 30, 2023; effective tax rate of 25.4% used for the six months ended June 30, 2022.
(2)     Annualized net (loss) earnings divided by average stockholders' equity.
(3)     Annualized adjusted net earnings available to common stockholders divided by average tangible common equity.

	Three Months Ended		Six Months Ended
Adjusted Return on Average	June 30,		June 30,
Tangible Common Equity	2023	2022	2023	2022
	(Dollars in thousands)
(Loss) earnings before income taxes	$(264,443)	$163,126	$(1,524,783)	$325,235
Add: Goodwill impairment	—	—	1,376,736	—
Add: Intangible asset amortization	2,389	3,649	4,800	7,298
Add: Acquisition, integration, and reorganization costs	12,394	—	20,908	—
Add: Loan fair value loss adjustments	170,971	—	170,971	—
Add: Unfunded commitments fair value
loss adjustments	106,767	—	106,767	—
Add: Civic loan sale charge-offs	22,446	—	22,446	—
Adjusted earnings before income taxes	50,524	166,775	177,845	332,533
Adjusted income tax expense (1)	12,783	41,694	56,910	84,463
Adjusted net earnings	37,741	125,081	120,935	248,070
Less: Preferred stock dividends	9,947	—	19,894	—
Adjusted net earnings available to common stockholders	$27,794	$125,081	$101,041	$248,070

Average stockholders' equity	$2,719,372	$3,652,368	$3,355,495	$3,749,386
Less: Average intangible assets	27,824	1,445,333	706,072	1,447,184
Less: Average preferred stock	498,516	137,100	498,516	68,929
Average tangible common equity	$2,193,032	$2,069,935	$2,150,907	$2,233,273

Adjusted return on average tangible common equity (2)	5.08%	24.24%	9.47%	22.40%
___________________________________
(1)     Effective tax rates of 25.3% and 25.0% used for the three months ended June 30, 2023 and 2022. Adjusted effective tax rate of 32.0% used for the six months ended June 30, 2023; effective tax rate of 25.4% used for the six months ended June 30, 2022.
(2)     Annualized adjusted net earnings available to common stockholders divided by average tangible common equity.

Tangible Common Equity Ratio and	June 30,	December 31,
Tangible Book Value Per Common Share	2023	2022
	(Dollars in thousands, except per share data)
Stockholders’ equity	$2,533,195	$3,950,531
Less: Preferred stock	498,516	498,516
Total common equity	2,034,679	3,452,015
Less: Intangible assets	26,581	1,408,117
Tangible common equity	2,008,098	2,043,898
Add: Accumulated other comprehensive loss	773,803	790,903
Adjusted tangible common equity	$2,781,901	$2,834,801

Total assets	$38,337,250	$41,228,936
Less: Intangible assets	26,581	1,408,117
Tangible assets	$38,310,669	$39,820,819

Equity to assets ratio	6.61%	9.58%
Tangible common equity ratio (1)	5.24%	5.13%
Tangible common equity ratio, excluding AOCI (2)	7.26%	7.12%
Book value per common share (3)	$16.93	$28.71
Tangible book value per common share (4)	$16.71	$17.00
Tangible book value per common share, excluding AOCI (5)	$23.15	$23.58
Common shares outstanding	120,169,012	120,222,057
_______________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Adjusted tangible common equity divided by tangible assets.
(3)    Total common equity divided by common shares outstanding.
(4)    Tangible common equity divided by common shares outstanding.
(5)    Adjusted tangible common equity divided by common shares outstanding.

	Three Months Ended		Six Months Ended
Adjusted Earnings, Earnings Per	June 30,		June 30,
Share, and Return on Average Assets	2023	2022	2023	2022
	(Dollars in thousands)
(Loss) earnings before income taxes	$(264,443)	$163,126	$(1,524,783)	$325,235
Add: Goodwill impairment	—	—	1,376,736	—
Add: Acquisition, integration, and reorganization costs	12,394	—	20,908	—
Add: Loan fair value loss adjustments	170,971	—	170,971	—
Add: Unfunded commitments fair value
loss adjustments	106,767	—	106,767	—
Add: Civic loan sale charge-offs	22,446	—	22,446	—
Adjusted earnings before income taxes	48,135	163,126	173,045	325,235
Adjusted income tax expense (1)	12,178	40,766	55,374	82,747
Adjusted earnings	35,957	122,360	117,671	242,488
Less: Preferred stock dividends	(9,947)	—	(19,894)	—
Adjusted earnings available to common stockholders	26,010	122,360	97,777	242,488
Less: Earnings allocated to unvested restricted stock	(313)	(2,351)	(1,372)	(4,389)
Adjusted earnings allocated to common shares	$25,697	$120,009	$96,405	$238,099

Weighted average shares outstanding	$118,255	$117,562	$118,094	$117,456

Adjusted diluted earnings per common share (2)	$0.22	$1.02	$0.82	$2.03

Average assets	$43,040,329	$40,031,891	$42,905,272	$39,958,008

Adjusted return on average assets (3)	0.34%	1.23%	0.55%	1.22%
___________________________________
(1)     Effective tax rates of 25.3% and 25.0% used for the three months ended June 30, 2023 and 2022. Adjusted effective tax rate of 32.0% used for the six months ended June 30, 2023; effective tax rate of 25.4% used for the six months ended June 30, 2022.
(2)     Adjusted earnings allocated to common shares divided by weighted average shares outstanding.
(3)    Annualized adjusted earnings divided by average assets.

The following table shows the location of the indicated non-GAAP adjustments on the Condensed Consolidated Statements of Earnings (Loss):

Non-GAAP Adjustment	Location on Income Statement

Loan fair value loss adjustments	(Loss) gain on sale of loans and leases/LOCOM HFS adjustment

Civic loan sale charge-offs	Provision for credit losses

Acquisition, integration, and reorganization costs	Acquisition, integration, and reorganization costs

Unfunded commitments fair value loss adjustments	Other expense

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$539,888	$350,518	$1,057,676	$673,422
Interest expense	(353,812)	(26,593)	(592,328)	(40,780)
Net interest income	186,076	323,925	465,348	632,642
Provision for credit losses	(2,000)	(11,500)	(5,000)	(11,500)
Noninterest (loss) income	(128,082)	34,346	(91,691)	55,164
Operating expense	(308,043)	(183,645)	(495,796)	(351,071)
Acquisition, integration and reorganization costs	(12,394)	—	(20,908)	—
Goodwill impairment	—	—	(1,376,736)	—
Noninterest expense	(320,437)	(183,645)	(1,893,440)	(351,071)
(Loss) earnings before income taxes	(264,443)	163,126	(1,524,783)	325,235
Income tax benefit (expense)	67,029	(40,766)	131,945	(82,747)
Net (loss) earnings	(197,414)	122,360	(1,392,838)	242,488
Preferred stock dividends	(9,947)	—	(19,894)	—
Net (loss) earnings available to
common stockholders	$(207,361)	$122,360	$(1,412,732)	$242,488

Per Common Share Data:
Diluted (loss) earnings per common share	$(1.75)	$1.02	$(11.96)	$2.03
Book value per common share	$16.93	$28.93
Tangible book value per common share (1)	$16.71	$16.93

Performance Ratios:
Return on average assets	(1.84)%	1.23%	(6.55)%	1.22%
Return on average tangible common equity (1)	(37.62)%	24.24%	(11.00)%	22.40%
Net interest margin (tax equivalent)	1.82%	3.56%	2.34%	3.50%
Yield on average loans and leases (tax equivalent)	6.08%	4.65%	6.11%	4.66%
Cost of average total deposits	2.62%	0.18%	2.27%	0.13%
Efficiency ratio	527.0%	49.5%	130.5%	49.8%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	11.16%	8.24%
Tier 1 capital ratio	13.70%	10.15%
Total capital ratio	17.61%	13.12%
Tier 1 leverage capital ratio	7.76%	8.52%
Risk-weighted assets	$24,771,837	$33,009,455
_____________________________
(1)    See "- Non-GAAP Measurements."

Second Quarter of 2023 Compared to Second Quarter of 2022
Net (loss) earnings available to common stockholders for the second quarter of 2023 was a loss of $207.4 million, or a loss of $1.75 per diluted share, compared to net earnings available to common stockholders for the second quarter of 2022 of $122.4 million, or $1.02 per diluted share. The $329.7 million decrease in net earnings available to common stockholders from the second quarter of 2022 was due mainly to a $137.8 million decrease in net interest income, a $162.4 million decrease in noninterest income, a $124.4 million increase in noninterest expense, and a $9.9 million increase in preferred stock dividends, offset partially by a $9.5 million decrease in provision for credit losses and a $107.8 million decrease in income tax expense. The decrease in net interest income was due primarily to our interest-bearing liabilities repricing faster than our interest-bearing assets when interest rates rapidly increased over the last year. Also, the mix of our interest-bearing liabilities changed significantly to higher-cost borrowings and wholesale brokered deposits from lower-cost customer deposits, as the closure of three banks in the first half of 2023 caused an outflow of such lower-cost customer deposits. The decrease in noninterest income was due mainly to a $158.9 million increase in loss on sale of loans and an $11.9 million LOCOM HFS adjustment on loans held for sale at June 30, 2023, offset partially by higher leased equipment income of $10.1 million. The increase in noninterest expense was due primarily to $106.8 million of unfunded commitments fair value loss adjustments in the second quarter of 2023 and a $20.0 million increase in insurance and assessments expense. The increase in preferred stock dividends is due to our preferred stock being issued in June of 2022 and there being no dividends declared for that quarter. The decrease in income tax expense is due to the income tax benefit recorded on a loss before taxes in the second quarter of 2023, compared to income tax expense recorded on earnings before income taxes in the second quarter of 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net (loss) earnings available to common stockholders for the six months ended June 30, 2023 was a loss of $1.4 billion, or a loss of $11.96 per diluted share, compared to net earnings available to common stockholders for the six months ended June 30, 2022 of $242.5 million, or $2.03 per diluted share. The $1.7 billion decrease in net earnings available to common stockholders from the six months ended June 30, 2022 was due mainly to a goodwill impairment recorded in the first quarter of 2023 of $1.38 billion. The decrease in net earnings available to common stockholders was also due to a $167.3 million decrease in net interest income, a $146.9 million decrease in noninterest income, a $144.7 million increase in operating expense (excluding the $1.38 goodwill impairment and a $20.9 million increase in acquisition, integration and reorganization costs), and a $19.9 million increase in preferred stock dividends, offset partially by a $6.5 million decrease in provision for credit losses and a $214.7 million decrease in income tax expense. The decrease in net interest income was due primarily to our interest-bearing liabilities repricing faster than our interest-bearing assets when interest rates rapidly increased over the last year. Also, the mix of our interest-bearing liabilities changed significantly in the first half of 2023 as the closure of three banks caused an outflow of lower-cost customer deposits, which were replaced with higher-cost borrowings and wholesale/brokered deposits. The decrease in noninterest income was due mainly to a $156.0 million increase in loss on sale of loans and an $11.9 million LOCOM HFS adjustment on loans held for sale at June 30, 2023, offset partially by an $11.0 million increase in dividends and gains on equity investments and a $10.8 million increase in leased equipment income. The increase in operating expense was due primarily to $106.8 million of unfunded commitments fair value loss adjustments in the second quarter of 2023, a $26.9 million increase in customer related expense (higher account analysis expense due to higher earnings credit rate), and a $26.2 million increase in insurance and assessments expense (higher FDIC assessment due to higher assessment rate and higher assessment base), offset partially by a $23.4 million decrease in compensation expense. The increase in preferred stock dividends is due to our preferred stock being issued in June of 2022 and there being no dividends in the six months ended June 30, 2022. The decrease in income tax expense is due to the income tax benefit recorded on a loss before taxes in the six months ended June 30, 2023, compared to income tax expense recorded on earnings before income taxes in the six months ended June 30, 2022.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	June 30, 2023			June 30, 2022
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)(4)	$26,992,283	$408,972	6.08%	$25,449,773	$295,154	4.65%
Investment securities (2)(4)	7,183,986	44,153	2.47%	9,488,653	54,910	2.32%
Deposits in financial institutions	6,835,075	86,763	5.09%	1,984,751	4,330	0.88%
Total interest‑earning assets (2)	41,011,344	539,888	5.28%	36,923,177	354,394	3.85%
Other assets	2,028,985			3,108,714
Total assets	$43,040,329			$40,031,891

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	6,601,034	46,798	2.84%	$6,517,381	3,816	0.23%
Money market	6,590,615	47,008	2.86%	10,553,942	8,448	0.32%
Savings	733,818	3,678	2.01%	650,479	41	0.03%
Time	7,492,094	81,305	4.35%	1,939,816	3,057	0.63%
Total interest‑bearing deposits	21,417,561	178,789	3.35%	19,661,618	15,362	0.31%
Borrowings	11,439,742	160,914	5.64%	1,356,616	2,441	0.72%
Subordinated debt	869,419	14,109	6.51%	863,653	8,790	4.08%
Total interest‑bearing liabilities	33,726,722	353,812	4.21%	21,881,887	26,593	0.49%
Noninterest‑bearing demand deposits	5,968,625			13,987,398
Other liabilities	625,610			510,238
Total liabilities	40,320,957			36,379,523
Stockholders’ equity	2,719,372			3,652,368
Total liabilities and stockholders' equity	$43,040,329			$40,031,891
Net interest income (2)		$186,076			$327,801
Net interest rate spread (2)			1.07%			3.36%
Net interest margin (2)			1.82%			3.56%

Total deposits (5)	$27,386,186	$178,789	2.62%	$33,649,016	$15,362	0.18%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $1.6 million and $5.8 million for the three months ended June 30, 2023 and 2022, respectively.
(4)    Includes tax-equivalent adjustments of $0.0 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, related to tax-exempt income on loans.
Includes tax-equivalent adjustments of $0.0 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
(5)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

	Six Months Ended
	June 30, 2023			June 30, 2022
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)(4)	$27,783,379	$842,001	6.11%	$24,446,967	$564,675	4.66%
Investment securities (2)(4)	7,187,654	88,390	2.48%	9,940,670	110,504	2.24%
Deposits in financial institutions	5,267,361	129,629	4.96%	2,530,921	6,053	0.48%
Total interest‑earning assets (2)	40,238,394	1,060,020	5.31%	36,918,558	681,232	3.72%
Other assets	2,666,878			3,039,450
Total assets	$42,905,272			$39,958,008

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$6,843,720	102,755	3.03%	$6,804,407	5,592	0.17%
Money market	7,754,868	103,232	2.68%	10,702,374	11,909	0.22%
Savings	665,929	4,277	1.30%	646,615	80	0.02%
Time	6,314,566	124,417	3.97%	1,611,039	3,989	0.50%
Total interest‑bearing deposits	21,579,083	334,681	3.13%	19,764,435	21,570	0.22%
Borrowings	8,381,575	230,036	5.53%	830,453	2,602	0.63%
Subordinated debt	868,533	27,611	6.41%	863,613	16,608	3.88%
Total interest‑bearing liabilities	30,829,191	592,328	3.87%	21,458,501	40,780	0.38%
Noninterest‑bearing demand deposits	8,089,248			14,224,217
Other liabilities	631,338			525,904
Total liabilities	39,549,777			36,208,622
Stockholders’ equity	3,355,495			3,749,386
Total liabilities and stockholders' equity	$42,905,272			$39,958,008
Net interest income (2)		$467,692			$640,452
Net interest rate spread (2)			1.44%			3.34%
Net interest margin (2)			2.34%			3.50%

Total deposits (5)	$29,668,331	$334,681	2.27%	$33,988,652	$21,570	0.13%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $4.4 million and $11.5 million for the six months ended June 30, 2023 and 2022, respectively.
(4)    Includes tax-equivalent adjustments of $2.3 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively, related to tax-exempt income on loans.
Includes tax-equivalent adjustments of $0.0 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
(5)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

Second Quarter of 2023 Compared to Second Quarter of 2022
Net interest income decreased by $137.8 million to $186.1 million for the second quarter of 2023 compared to $323.9 million for the second quarter of 2022 due mainly to higher interest expense on deposits and borrowings, offset partially by higher interest income on loans and leases and deposits in financial institutions. The increase in interest expense was due to a higher cost and balance of average interest-bearing liabilities. The increase in interest income on loans and leases was attributable to a higher average balance and higher yield on average loans and leases. The tax equivalent yield on average loans and leases was 6.08% for the second quarter of 2023, compared to 4.65% for the same quarter of 2022. The increase in interest income on deposits in financial institutions was due mainly to a higher rate paid on deposits at the Federal Reserve and a higher average balance.
The tax equivalent NIM was 1.82% for the second quarter of 2023 compared to 3.56% for the comparable quarter last year. The decrease in the tax equivalent NIM was due mostly to a shift in our funding mix beginning in the second half of March 2023 as we responded to the banking crisis to enhance liquidity and protect franchise value. Average borrowings as a percentage of average interest-bearing liabilities was 34% for the second quarter of 2023 compared to 6% for the second quarter of 2022. The additional borrowings are largely short-term in nature, which will allow us to normalize our funding mix over time as economic and market conditions stabilize. The tax-equivalent NIM was further impacted by a higher cost of total deposits and borrowings, offset partially by higher yields on loans and leases and deposits in financial institutions.
The cost of average total deposits was 2.62% for the second quarter of 2023 compared to 0.18% for the second quarter of 2022 due mainly to higher rates and a change in the mix of average deposits, resulting from a decrease in lower cost non-maturity deposits and an increase in higher cost time deposits.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net interest income decreased by $167.3 million to $465.3 million for the six months ended June 30, 2023 compared to $632.6 million for the six months ended June 30, 2022 due mainly to higher interest expense on deposits and borrowings, offset partially by higher interest income on loans and leases and deposits in financial institutions. The increase in interest expense was due to a higher cost and balance of average interest-bearing liabilities. The increase in interest income on loans and leases was attributable to a higher average balance and higher yield on average loans and leases. The tax equivalent yield on average loans and leases was 6.11% for the six months ended June 30, 2023, compared to 4.66% for the same period in 2022. The increase in interest income on deposits in financial institutions was due mainly to a higher rate paid on deposits at the Federal Reserve and a higher average balance.
The tax equivalent NIM was 2.34% for the six months ended June 30, 2023 compared to 3.50% for the comparable period last year. The decrease in the tax equivalent NIM was due mostly to a shift in our funding mix beginning in the second half of March 2023 as we responded to the banking crisis to enhance liquidity and protect franchise value. Average borrowings as a percentage of average interest-bearing liabilities was 27% for the six months ended June 30, 2023 compared to 4% for the six months ended June 30, 2022. The tax-equivalent NIM was further impacted by a higher cost of total deposits and borrowings, offset partially by higher yields on loans and leases and deposits in financial institutions.
The cost of average total deposits was 2.27% for the six months ended June 30, 2023 compared to 0.13% for the six months ended June 30, 2022 due mainly to higher rates and a change in the mix of average deposits, resulting from a decrease in lower cost non-maturity deposits and an increase in higher cost time deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and held-to-maturity securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for loan and
lease losses	$40,000	$(10,000)	$58,500	$(12,000)
Addition to (reduction in) reserve for unfunded loan
commitments	(38,000)	20,000	(53,500)	22,000
Total loan-related provision	$2,000	$10,000	$5,000	$10,000
Addition to allowance for held-to-maturity securities	—	1,500	—	1,500
Total provision for credit losses	$2,000	$11,500	$5,000	$11,500

Credit Quality Metrics:
Net charge-offs (recoveries) on loans and leases held for
investment (1)	$30,821	$(1,307)	$39,998	$(141)
Annualized net charge-offs (recoveries) to average
loans and leases	0.46%	(0.02)%	0.29%	—%
At quarter-end:
Allowance for credit losses	$219,234	$283,776
Allowance for credit losses to loans and leases held
for investment	1.15%	1.07%
Allowance for credit losses to nonaccrual loans
and leases held for investment	244.8%	361.4%
Nonaccrual loans and leases held for investment	$104,886	$78,527
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.47%	0.30%
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
Second Quarter of 2023 Compared to Second Quarter of 2022
The provision for credit losses decreased by $9.5 million to a provision of $2.0 million for the second quarter of 2023 compared to $11.5 million for the second quarter of 2022. The provision for the second quarter of 2023 reflected the impact of an updated forecast, higher net charge-offs and higher reserves for downgraded loans largely offset by lower reserves needed for lower loan and unfunded commitment balances. During the second quarter of 2022, the $11.5 million provision was primarily attributable to growth in unfunded commitments and a $1.5 million provision on held-to-maturity securities.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The provision for credit losses decreased by $6.5 million to a provision of $5.0 million for the six months ended June 30, 2023 compared to $11.5 million for the six months ended June 30, 2022. The lower provision in the 2023 period is generally due to lower balances of loans and unfunded commitments.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Noninterest Income	2023	2022	2023	2022
	(In thousands)
Leased equipment income	$22,387	$12,335	$36,244	$25,429
Other commissions and fees	11,241	10,813	21,585	22,393
Service charges on deposit accounts	4,315	3,634	7,888	7,205
(Loss) gain on sale of loans and leases	(158,881)	12	(155,919)	72
Loss on sale of securities	—	(1,209)	—	(1,105)
Dividends and gains (losses) on equity investments	2,658	4,097	3,756	(7,278)
Warrant (loss) income	(124)	1,615	(457)	2,244
LOCOM HFS adjustment	(11,943)	—	(11,943)	—
Other	2,265	3,049	7,155	6,204
Total noninterest (loss) income	$(128,082)	$34,346	$(91,691)	$55,164
Second Quarter of 2023 Compared to Second Quarter of 2022
Noninterest income decreased by $162.4 million to a loss of $128.1 million for the second quarter of 2023 compared to income of $34.3 million for the second quarter of 2022 due mainly to an increase of $158.9 million in the loss on sale of loans and a $11.9 million LOCOM HFS adjustment, offset partially by higher leased equipment income of $10.1 million. The increase in loss on sale of loans resulted from the sale of $5.2 billion of loans for a net loss of $158.9 million in the second quarter of 2023 compared to the sale of $4.3 million of loans for a net gain of $12,000. The LOCOM HFS adjustment was related to the lower of cost or market adjustment that we made to our $478.1 million loans held for sale at June 30, 2023. The increase in leased equipment income was due mainly to higher early lease termination gains.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Noninterest income decreased by $146.9 million to a loss of $91.7 million for the six months ended June 30, 2023 compared to income of $55.2 million for the six months ended June 30, 2022 due mainly to an increase of $156.0 million in the loss on sale of loans and a $11.9 million LOCOM HFS adjustment, offset partially by an increase of $11.0 million in dividends and gains on equity investments and an increase of $10.8 million in leased equipment income. The increase in loss on sale of loans resulted from the sale of $5.2 billion of loans for a net loss of $158.9 million in the six months ended June 30, 2023 compared to the sale of $41.0 million of loans for a net gain of $72,000 in the same period last year. The LOCOM HFS adjustment was related to the lower of cost or market adjustment that we made to our $478.1 million loans held for sale at June 30, 2023. Dividends and gains (losses) increased due mostly to losses of $7.3 million recorded in the six months ended June 30, 2022 attributable mainly to volatility in equity markets resulting from geopolitical tension and inflationary pressures. The increase in leased equipment income was due mainly to higher early lease termination gains.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Noninterest Expense	2023	2022	2023	2022
	(In thousands)
Compensation	$82,881	$102,542	$171,357	$194,782
Customer related expense	27,302	11,748	51,307	24,403
Insurance and assessments	25,635	5,632	37,352	11,122
Occupancy	15,383	15,268	30,450	30,468
Data processing	10,963	9,258	21,901	18,887
Other professional services	9,973	6,726	16,046	12,680
Leased equipment depreciation	9,088	8,934	18,463	18,123
Loan expense	5,245	7,037	11,769	12,194
Intangible asset amortization	2,389	3,649	4,800	7,298
Foreclosed assets expense (income), net	2	(28)	365	(3,381)
Other	119,182	12,879	131,986	24,495
Total operating expense	308,043	183,645	495,796	351,071
Acquisition, integration and reorganization costs	12,394	—	20,908	—
Goodwill impairment	—	—	1,376,736	—
Total noninterest expense	$320,437	$183,645	$1,893,440	$351,071
Second Quarter of 2023 Compared to Second Quarter of 2022
Noninterest expense increased by $136.8 million to $320.4 million for the second quarter of 2023 compared to $183.6 million for the second quarter of 2022 due primarily to a $106.3 million increase in other expense, a $20.0 million increase in insurance and assessments expense, and a $15.6 million increase in customer related expense, offset partially by a $19.7 decrease in compensation expense. The increase in other expense was due to $106.8 million of unfunded commitments fair value loss adjustments related to the sold unfunded commitments. The increase in insurance and assessments expense was due to higher FDIC assessment expense. The increase in customer related expense was due to higher third party payments for deposit customers for which the Company provides earnings credits due to an increase in the earnings credit rates offered. The decrease in compensation expense was due mainly to lower headcount.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Noninterest expense increased by $1.5 billion to $1.9 billion for the six months ended June 30, 2023 compared to $351.1 million for the six months ended June 30, 2022 due mainly to a $1.38 goodwill impairment charge incurred in the first quarter of 2023. Excluding the goodwill impairment charge and acquisition, integration and reorganization costs, operating expenses increased by $144.7 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was due mainly to a $107.5 million increase in other expense, a $26.9 million increase in customer related expense, and a $26.2 million increase in insurance and assessments expense, offset partially by a $23.4 million decrease in compensation expense. The increase in other expense was due to unfunded commitments fair value loss adjustments of $106.8 million. The increase in customer related expense was due to higher third party payments for deposit customers on analysis. The increase in insurance and assessments expense was due to higher FDIC assessment expense. The increase in customer related expense was due to higher third party payments for deposit customers for which the Company provides earnings credits due to an increase in the earnings credit rates offered. The decrease in compensation expense was due mainly to lower headcount.

Income Taxes
The effective tax rate for the second quarter of 2023 was 25.3% compared to 25.0% for the second quarter of 2022. The effective tax rate for the six months ended June 30, 2023 was 8.7% compared to 25.4% for the six months ended June 30, 2022. Excluding goodwill impairment of $1.4 billion, the effective income tax rate for the six months ended June 30, 2023 was 22.7%. The lower effective tax rate for the six months ended June 30, 2023 compared to that for the six months ended June 30, 2022 was due primarily to the shortfalls from restricted stock vesting in the second quarter of 2023. The Company's blended statutory tax rate for federal and state is 27.6%. Excluding goodwill impairment, the Company’s effective tax rate for the full year 2023 is currently estimated to be in the range of 22% to 24%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	June 30, 2023			December 31, 2022
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$2,168,613	46%	7.5	$2,242,042	46%	7.6
U.S. Treasury securities	673,083	14%	4.5	670,070	14%	4.9
Agency commercial MBS	479,957	10%	4.3	487,606	10%	4.7
Agency residential CMOs	439,227	10%	4.3	457,063	9%	4.4
Municipal securities	342,789	7%	5.2	339,326	7%	5.6
Corporate debt securities	280,513	6%	2.0	311,905	7%	2.7
Private label residential CMOs	159,507	4%	5.6	166,724	4%	5.6
Collateralized loan obligations	104,823	2%	—	102,261	2%	—
Private label commercial MBS	23,200	1%	2.2	26,827	1%	2.3
Asset-backed securities	21,725	—%	—	22,413	—%	—
SBA securities	15,082	—%	2.4	17,250	—%	2.5
Total securities available-for-sale	$4,708,519	100%	5.6	$4,843,487	100%	5.9
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
The following table shows the geographic composition of the majority of our available-for-sale municipal securities portfolio as of the date indicated:

	June 30, 2023
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
Texas	$119,715	35%
California	61,031	18%
Oregon	33,589	10%
Washington	24,088	7%
Minnesota	20,739	6%
Delaware	19,365	6%
Florida	18,308	5%
Wisconsin	12,325	3%
Rhode Island	10,746	3%
Iowa	6,800	2%
Total of ten largest states	326,706	95%
All other states	16,083	5%
Total municipal securities available-for-sale	$342,789	100%

Securities Held-to-Maturity
The following table presents the composition and durations of our securities held-to-maturity as of the date indicated:

	June 30, 2023			December 31, 2022
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)			(Dollars in thousands)
Municipal securities	$1,245,462	55%	8.5	$1,243,443	55%	9.0
Agency commercial MBS	430,578	19%	7.1	427,411	19%	7.5
Private label commercial MBS	348,123	15%	6.6	345,825	15%	7.1
U.S. Treasury securities	185,581	8%	7.0	184,162	8%	7.5
Corporate debt securities	69,958	3%	4.9	69,794	3%	5.8
Total securities held-to-maturity	$2,279,702	100%	7.7	$2,270,635	100%	8.2
The following table shows the geographic composition of the majority of our held-to-maturity municipal securities portfolio as of the date indicated:

	June 30, 2023
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$309,242	25%
Texas	275,820	22%
Washington	189,886	15%
Oregon	78,423	6%
Maryland	64,809	5%
Georgia	55,381	4%
Colorado	49,090	4%
Minnesota	35,134	3%
Tennessee	30,887	3%
Florida	21,972	2%
Total of ten largest states	1,110,644	89%
All other states	134,818	11%
Total municipal securities held-to-maturity	$1,245,462	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	June 30, 2023		December 31, 2022
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$2,459,552	11%	$2,537,629	9%
SBA program	618,648	3%	621,187	2%
Hotel	532,120	2%	688,015	2%
Total commercial real estate mortgage	3,610,320	16%	3,846,831	13%
Multi-family	5,304,544	24%	5,607,865	20%
Residential mortgage	2,821,935	13%	2,902,088	10%
Investor-owned residential	2,419,109	11%	2,886,828	10%
Residential renovation	132,134	—%	486,712	2%
Total other residential real estate	5,373,178	24%	6,275,628	22%
Total real estate mortgage	14,288,042	64%	15,730,324	55%
Real Estate Construction and Land:
Commercial	415,997	2%	898,592	3%
Residential	2,049,526	9%	3,253,580	11%
Total real estate construction and land (1)	2,465,523	11%	4,152,172	14%
Total real estate	16,753,565	75%	19,882,496	69%
Commercial:
Lender finance	496,338	2%	3,172,814	11%
Equipment finance	808,502	4%	908,141	3%
Premium finance	867,716	4%	861,006	3%
Other asset-based	184,542	1%	198,248	1%
Total asset-based	2,357,098	11%	5,140,209	18%
Equity fund loans	866,391	4%	1,356,428	5%
Venture lending	857,085	4%	676,874	2%
Total venture capital	1,723,476	8%	2,033,302	7%
Secured business loans	307,730	1%	347,660	1%
Paycheck Protection Program	7,219	—%	10,192	—%
Other lending	699,263	3%	750,599	3%
Total other commercial	1,014,212	4%	1,108,451	4%
Total commercial	5,094,786	23%	8,281,962	29%
Consumer	409,859	2%	444,671	2%
Total loans and leases held for investment,
net of deferred fees	$22,258,210	100%	$28,609,129	100%

Total unfunded loan commitments	$5,845,375		$11,110,264
 ________________________________
(1)    Includes land and acquisition and development loans of $187.6 million at June 30, 2023 and $153.5 million at December 31, 2022.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	June 30, 2023		December 31, 2022
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$9,806,130	59%	$10,832,550	55%
Colorado	1,129,536	7%	1,029,284	5%
Florida	873,340	5%	1,360,163	7%
Texas	850,208	5%	933,280	5%
Arizona	540,044	3%	572,951	3%
Washington	522,686	3%	689,873	3%
Nevada	396,222	2%	511,485	3%
Oregon	356,412	2%	442,353	2%
Georgia	273,239	2%	361,577	2%
Tennessee	232,621	1%	247,926	—%
Total of 10 largest states	14,980,438	89%	16,981,442	85%
All other states	1,773,127	11%	2,901,054	15%
Total real estate loans held for investment, net of deferred fees	$16,753,565	100%	$19,882,496	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

Six Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	June 30, 2023
(In thousands)
Balance, beginning of period	$28,609,129
Additions:
Production	657,872
Disbursements	2,766,245
Total production and disbursements	3,424,117
Reductions:
Payoffs	(1,964,614)
Paydowns	(1,782,570)
Total payoffs and paydowns	(3,747,184)
Sales	(3,270,470)
Transfers to foreclosed assets	(9,225)
Charge-offs	(42,105)
Transfers to loans held for sale	(3,076,427)
Total reductions	(10,145,411)
Transfers from loans held for sale	370,375
Net decrease	(6,350,919)
Balance, end of period	$22,258,210

Weighted average rate on production (2)	8.21%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 17 basis points to loan yields for the six months ended June 30, 2023.

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
For the second quarter of 2023, we used the Moody’s June 2023 Baseline, S1 Upside 10th Percentile, and S3 Downside 90th Percentile forecast scenarios for the calculation of our quantitative component. The weightings of the scenarios were based on management’s current expectations for the economic forecast, acknowledging the risk of a near-term recession and inherent uncertainty. Compared to the first quarter of 2023, the economic forecasts were slightly less favorable, resulting in an increase to the allowance for credit losses.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. During the first quarter of 2021, we added qualitative components that were based on management’s assessment of various qualitative factors such as economic conditions and collateral dependency. These qualitative components were primarily related to certain loan portfolios including hotels, retail, and office properties that were more directly affected by the COVID-19 pandemic and may react more slowly to the improvements in the general economic conditions. These sectors may see a slower economic recovery to pre-pandemic levels due to changes in consumer behavior such as less business travel due to more virtual meetings, more online shopping versus in person shopping, or the potential for more permanent shifts to remote or hybrid working arrangements. Additionally, small businesses in these sectors may face greater challenges once debt relief and PPP funding is exhausted. These qualitative adjustments have been updated each quarter based on evolving forecasts of property values and the pace of recovery for small businesses. During the second quarter of 2023, our qualitative adjustments remained at a level consistent with the first quarter of 2023.
During the second quarter of 2023, while loans and leases held for investment and unfunded loan commitments declined, a $2 million provision was recognized due primarily to an increase in classified loans and higher net charge-offs, which also increased the quantitative reserves for loans secured by residential real estate.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions on certain assumptions. We calculated alternative values for our June 30, 2023 ACL using various alternative forecast scenarios provided by Moody’s including the Moody’s S1 Upside 10th Percentile and S3 Downside 90th Percentile and the calculated amounts for the quantitative component differed from the probability-weighted multiple scenario forecast ranging from lower by 6.31% to higher by 26.36%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
Allowance for Credit Losses Data	2023	2022
	(Dollars in thousands)
Allowance for loan and lease losses	$219,234	$200,732
Reserve for unfunded loan commitments	37,571	91,071
Total allowance for credit losses	$256,805	$291,803

Allowance for loan and lease losses to loans and leases held for investment	0.98%	0.70%
Allowance for credit losses to loans and leases held for investment	1.15%	1.02%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for Credit Losses Roll Forward	2023	2022	2023	2022
	(Dollars in thousands)
Balance, beginning of period	$285,626	$272,469	$291,803	$273,635
Provision for credit losses:
Addition to (reduction in) allowance for loan
and lease losses	40,000	(10,000)	58,500	(12,000)
(Reduction in) addition to reserve for unfunded
loan commitments	(38,000)	20,000	(53,500)	22,000
Total provision for credit losses	2,000	10,000	5,000	10,000
Loans and leases charged off:
Real estate mortgage	(23,875)	(1,545)	(33,710)	(1,713)
Real estate construction and land	—	—	—	—
Commercial	(7,347)	(911)	(7,484)	(3,744)
Consumer	(486)	(343)	(911)	(576)
Total loans and leases charged off	(31,708)	(2,799)	(42,105)	(6,033)
Recoveries on loans charged off:
Real estate mortgage	62	1,305	262	1,468
Real estate construction and land	—	—	—	149
Commercial	742	2,790	1,717	4,525
Consumer	83	11	128	32
Total recoveries on loans charged off	887	4,106	2,107	6,174
Net (charge-offs) recoveries	(30,821)	1,307	(39,998)	141
Balance, end of period	$256,805	$283,776	$256,805	$283,776

Annualized net charge-offs (recoveries) to
average loans and leases	0.46%	(0.02)%	0.29%	—%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for Credit Losses Charge-offs	2023	2022	2023	2022
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$38	$1,488	$6,964	$1,488
SBA program	73	15	73	128
Hotel	—	—	—	55
Total commercial real estate mortgage	111	1,503	7,037	1,671
Multi-family	—	—	—	—
Residential mortgage	—	—	—	—
Investor-owned residential	14,843	35	16,654	35
Residential renovation	8,921	7	10,019	7
Total other residential real estate	23,764	42	26,673	42
Total real estate mortgage	23,875	1,545	33,710	1,713
Real Estate Construction and Land:
Commercial	—	—	—	—
Residential	—	—	—	—
Total real estate construction and land	—	—	—	—
Total real estate	23,875	1,545	33,710	1,713
Commercial:
Lender finance	150	—	150	—
Equipment finance	—	—	—	—
Premium finance	—	—	—	—
Other asset-based	—	—	—	—
Total asset-based	150	—	150	—
Equity fund loans	—	—	—	—
Venture lending	—	—	—	—
Total venture capital	—	—	—	—
Secured business loans	395	—	477	244
Paycheck Protection Program	—	—	—	—
Other lending	6,802	911	6,857	3,500
Total other commercial	7,197	911	7,334	3,744
Total commercial	7,347	911	7,484	3,744
Consumer	486	343	911	576
Total charge-offs	$31,708	$2,799	$42,105	$6,033

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for Credit Losses Recoveries	2023	2022	2023	2022
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$—	$1,200	$—	$1,200
SBA program	36	21	223	33
Hotel	—	—	—	—
Total commercial real estate mortgage	36	1,221	223	1,233
Multi-family	—	4	—	4
Residential mortgage	2	80	3	231
Investor-owned residential	3	—	13	—
Residential renovation	21	—	23	—
Total other residential real estate	26	80	39	231
Total real estate mortgage	62	1,305	262	1,468
Real Estate Construction and Land:
Commercial	—	—	—	149
Residential	—	—	—	—
Total real estate construction and land	—	—	—	149
Total real estate	62	1,305	262	1,617
Commercial:
Lender finance	—	—	—	—
Equipment finance	—	—	—	163
Premium finance	—	—	—	—
Other asset-based	48	418	279	510
Total asset-based	48	418	279	673
Equity fund loans	—	—	—	—
Venture lending	159	368	522	490
Total venture capital	159	368	522	490
Secured business loans	8	66	28	96
Paycheck Protection Program	—	—	—	—
Other lending	527	1,938	888	3,266
Total other commercial	535	2,004	916	3,362
Total commercial	742	2,790	1,717	4,525
Consumer	83	11	128	32
Total recoveries	$887	$4,106	$2,107	$6,174

Deposits
The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	June 30, 2023		December 31, 2022
		% of		% of	Increase
Deposits by Account Type	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$6,055,358	22%	$11,212,357	33%	$(5,156,999)
Interest-bearing:
Transaction (NOW)	7,112,807	26%	7,938,911	23%	(826,104)
Money market	5,678,323	20%	9,469,586	28%	(3,791,263)
Savings	897,277	3%	577,637	2%	319,640
Time deposits (1)	8,153,318	29%	4,737,843	14%	3,415,475
Total interest-bearing	21,841,725	78%	22,723,977	67%	(882,252)
Total deposits	$27,897,083	100%	$33,936,334	100%	(6,039,251)
_______________________________________
(1)    Includes time deposits over $250,000 of $853.4 million and $1.5 billion at June 30, 2023 and December 31, 2022.
During the six months ended June 30, 2023, total deposits decreased by $6.0 billion, or 17.8%, to $27.9 billion at June 30, 2023 due primarily to a decrease of $5.2 billion in noninterest-bearings deposits and a decrease of $882.3 million in interest-bearing deposits. At June 30, 2023, noninterest-bearing deposits totaled $6.1 billion, or 22% of total deposits and interest-bearing deposits totaled $21.8 billion or 78% of total deposits. The Bank's spot deposit rates were 2.71% at June 30, 2023, up from 1.71% at December 31, 2022.
The following table presents the composition of our deposit portfolio by customer type as of the dates indicated:

	June 30, 2023		December 31, 2022
		% of		% of	Increase
Deposits By Customer Type	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$6,055,358	22%	$11,212,357	33%	$(5,156,999)
Interest-bearing:
Consumer and commercial:
Reciprocal	7,935,479	29%	4,191,245	12%	3,744,234
Non-reciprocal	6,257,971	22%	13,591,940	40%	(7,333,969)
Brokered	7,648,275	27%	4,940,792	15%	2,707,483
Total interest-bearing	21,841,725	78%	22,723,977	67%	(882,252)
Total deposits	$27,897,083	100%	$33,936,334	100%	(6,039,251)
The following table presents the composition of our deposit portfolio by division as of the dates indicated:

	June 30, 2023		December 31, 2022
		% of		% of	Increase
Deposits by Division	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Community Banking	$14,353,851	51%	$17,466,726	52%	$(3,112,875)
Venture Banking	5,764,220	21%	11,296,574	33%	(5,532,354)
Wholesale Deposits	7,779,012	28%	5,173,034	15%	2,605,978
Total deposits	$27,897,083	100%	$33,936,334	100%	$(6,039,251)

As of June 30, 2023, FDIC-insured deposits represented approximately 81% of total deposits, including accounts eligible for pass-through insurance, up from 48% as of December 31, 2022. Immediately available liquidity (on-balance sheet liquidity and unused borrowing capacity) was $17.9 billion at June 30, 2023, which exceeded uninsured deposits of $5.3 billion, with a coverage ratio of 335% as compared to a coverage ratio of 153% at March 31, 2023. Immediately available liquidity also represented 64% of total deposits at June 30, 2023.
The Bank is a participant in the IntraFi Network, a network that offers deposit placement services such as ICS and CDARS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At June 30, 2023, the Bank had $7.9 billion of reciprocal deposits, compared to $4.2 billion at December 31, 2022.
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	June 30, 2023	December 31, 2022
Time Deposits	Balance	Balance
	(In thousands)
Time deposits $250,000 and under	$7,299,913	$3,198,434
Time deposits over $250,000	853,405	1,539,409
Total time deposits	$8,153,318	$4,737,843
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
June 30, 2023	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$2,046,712	$148,225	$2,194,937
Due in over three months through six months	1,415,135	327,573	1,742,708
Due in over six months through twelve months	2,662,948	313,380	2,976,328
Total due within twelve months	6,124,795	789,178	6,913,973
Due in over 12 months through 24 months	1,143,660	58,622	1,202,282
Due in over 24 months	31,458	5,605	37,063
Total due over twelve months	1,175,118	64,227	1,239,345
Total	$7,299,913	$853,405	$8,153,318
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At June 30, 2023, total off-balance sheet client investment funds were $0.8 billion, of which $0.4 billion was managed by PWAM. At December 31, 2022, total off-balance sheet client investment funds were $1.4 billion, of which $0.9 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$104,886	$103,778
Foreclosed assets, net	8,426	5,022
Total nonperforming assets	$113,312	$108,800

Classified loans and leases held for investment	$211,934	$118,271
Special mention loans and leases held for investment	$366,368	$566,259
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.47%	0.36%
Nonperforming assets to loans and leases held for investment and foreclosed assets, net	0.51%	0.38%
Allowance for credit losses to nonaccrual loans and leases held for investment	244.8%	281.2%
Classified loans and leases held for investment to loans and leases held for investment	0.95%	0.41%
Special mention loans and leases held for investment to loans and leases held for investment	1.65%	1.98%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	June 30, 2023		December 31, 2022		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$37,191	$—	$42,509	$1,047	$(5,318)	$(1,047)
Multi-family	—	—	—	—	—	—
Other residential	63,626	45,805	55,893	95,654	7,733	(49,849)
Total real estate mortgage	100,817	45,805	98,402	96,701	2,415	(50,896)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—	—
Commercial:
Asset-based	385	—	865	—	(480)	—
Venture capital	—	1,845	—	—	—	1,845
Other commercial	3,479	147	4,345	385	(866)	(238)
Total commercial	3,864	1,992	5,210	385	(1,346)	1,607
Consumer	205	2,024	166	1,935	39	89
Total held for investment	$104,886	$49,821	$103,778	$99,021	$1,108	$(49,200)

During the six months ended June 30, 2023, nonaccrual loan and leases held for investment increased by $1.1 million to $104.9 million at June 30, 2023 due mainly to additions of $63.9 million, offset partially by principal and other reductions including sales of $48.8 million, charge-offs of $11.9 million and transfers to accrual status of $2.1 million. As of June 30, 2023, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $24.9 million and represented 24% of total nonaccrual loans and leases.
Loans and leases accruing 30-89 days past due generally fluctuate from period to period. The $49.2 million decrease to $49.8 million as of June 30, 2023 was due mainly to a decrease in Civic delinquent loans which included $34.8 million of loans that paid off and $14.4 million of loans that transferred to held for sale in the second quarter.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	June 30,	December 31,
Property Type	2023	2022
	(In thousands)
Single-family residence	$8,426	$5,022
Total OREO, net	8,426	5,022
Other foreclosed assets	—	—
Total foreclosed assets, net	$8,426	$5,022
During the six months ended June 30, 2023, foreclosed assets increased by $3.4 million to $8.4 million at June 30, 2023 due mainly to additions of $9.2 million, offset partially by sales of $5.1 million.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	June 30,	December 31,
Loan and Lease Credit Risk Ratings	2023	2022
	(In thousands)
Pass	$21,679,908	$27,924,599
Special mention	366,368	566,259
Classified	211,934	118,271
Total loans and leases held for investment, net of deferred fees	$22,258,210	$28,609,129
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
The increase in classified loans (and subsequent decrease in special mention) during the six months ended June 30, 2023, was driven by downgrades in Multi-family loans as the result of rising interest rates and the related stress on debt service. All of the Multi-family loans downgraded remain well collateralized and current at quarter-end.

The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	June 30, 2023		December 31, 2022		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$39,768	$121,084	$43,737	$106,493	$(3,969)	$14,591
Multi-family	87,390	30,743	3,611	60,330	83,779	(29,587)
Other residential	72,549	56,042	60,557	58,063	11,992	(2,021)
Total real estate mortgage	199,707	207,869	107,905	224,886	91,802	(17,017)
Real estate construction and land:
Commercial	—	—	—	91,334	—	(91,334)
Residential	—	2,376	—	45,155	—	(42,779)
Total real estate construction and land	—	2,376	—	136,489	—	(134,113)
Commercial:
Asset-based	3,650	13,368	865	56,836	2,785	(43,468)
Venture capital	2,614	122,482	2,753	127,907	(139)	(5,425)
Other commercial	5,516	12,417	6,473	13,233	(957)	(816)
Total commercial	11,780	148,267	10,091	197,976	1,689	(49,709)
Consumer	447	7,856	275	6,908	172	948
Total	$211,934	$366,368	$118,271	$566,259	$93,663	$(199,891)
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At June 30, 2023, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum Total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At June 30, 2023, such disallowed amounts was $33.1 million for the Company. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company will not have increased deferred tax assets that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At June 30, 2023, the Company and the Bank were in compliance with the capital conservation buffer requirement.

The Company and the Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the June 30, 2023 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2021. This cumulative amount is now being phased out of regulatory capital evenly over the three years from 2022 to 2024. The add-back as of June 30, 2023 ranged from 0 basis points to 6 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
June 30, 2023	Actual	Purposes	Buffer	Classification
PacWest Bancorp Consolidated:
Tier 1 leverage capital ratio	7.76%	4.00%	N/A	N/A
CET1 capital ratio	11.16%	4.50%	7.00%	N/A
Tier 1 capital ratio	13.70%	6.00%	8.50%	N/A
Total capital ratio	17.61%	8.00%	10.50%	N/A

Pacific Western Bank:
Tier 1 leverage capital ratio	7.62%	4.00%	N/A	5.00%
CET1 capital ratio	13.48%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.48%	6.00%	8.50%	8.00%
Total capital ratio	16.07%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
December 31, 2022	Actual	Purposes	Buffer	Classification
PacWest Bancorp Consolidated:
Tier 1 leverage capital ratio	8.61%	4.00%	N/A	N/A
CET1 capital ratio	8.70%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.61%	6.00%	8.50%	N/A
Total capital ratio	13.61%	8.00%	10.50%	N/A

Pacific Western Bank:
Tier 1 leverage capital ratio	8.39%	4.00%	N/A	5.00%
CET1 capital ratio	10.32%	4.50%	7.00%	6.50%
Tier 1 capital ratio	10.32%	6.00%	8.50%	8.00%
Total capital ratio	12.34%	8.00%	10.50%	10.00%
The Company's consolidated common equity Tier 1 (CET1), Tier 1, and Total capital ratios increased during the six months ended June 30, 2023 due mainly to positive adjusted earnings combined with a decrease in risk-weighted assets. The consolidated Tier 1 leverage ratio decreased during the six months ended June 30, 2023 due mainly to an increase in average assets attributable primarily to higher levels of on-balance sheet liquidity.
Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. As of June 30, 2023, the carrying value of subordinated debt totaled $870.4 million. At June 30, 2023, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $725.1 million were included in Tier II capital.

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

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $4.7 billion at June 30, 2023, and nothing was borrowed as of that date. The FHLB secured credit line was collateralized by a blanket lien on $9.2 billion of certain qualifying loans and $21.6 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $6.6 billion at June 30, 2023, all of which was available, and $4.9 billion under the Bank Term Funding Program, which was fully borrowed as of that date. The FRBSF Discount Window secured credit line was collateralized by liens on $7.0 billion of qualifying loans and $1.4 billion of pledged securities, and the Bank Term Funding Program credit line was collateralized by pledged securities with a market value of $4.3 billion and a par value of $5.0 billion. The Bank Term Funding Program provides borrowing capacity on qualifying government and government agency guaranteed securities based on the collateral par value.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also borrowed $1.3 billion under a repurchase agreement facility, which was collateralized by $2.1 billion of loan collateral. The Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $100.0 million in the aggregate with several correspondent banks. As of June 30, 2023, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2023, there was no outstanding balance through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	June 30,	December 31,
Primary Liquidity - On-Balance Sheet	2023	2022
	(Dollars in thousands)
Cash and due from banks	$208,300	$212,273
Interest-earning deposits in financial institutions	6,489,847	2,027,949
Securities available-for-sale, at fair value	4,708,519	4,843,487
Securities held-to-maturity, at fair value	2,120,812	2,110,472
Less: pledged securities, available-for-sale, at fair value	(4,438,738)	(1,178,642)
Less: pledged securities, held-to-maturity, at fair value	(2,069,154)	(1,694,118)
Total primary liquidity	$7,019,586	$6,321,421

Ratio of primary liquidity to total deposits	25.2%	18.6%

Secondary Liquidity - Off-Balance Sheet	June 30,	December 31,
Available Secured Borrowing Capacity	2023	2022
	(In thousands)
Total secured borrowing capacity with the FHLB	$4,733,716	$5,772,682
Less: secured advances outstanding	—	(1,270,000)
Available secured borrowing capacity with the FHLB	4,733,716	4,502,682
Available secured borrowing capacity with the FRBSF	6,575,229	2,456,905
Total secondary liquidity	$11,308,945	$6,959,587
During the six months ended June 30, 2023, the Company's primary liquidity increased by $698.2 million to $7.0 billion at June 30, 2023 due mainly to a $4.5 billion increase in interest-earning deposits in financial institutions, offset partially by increases of $3.3 billion in pledged AFS securities and $375.0 million in pledged HTM securities. During the six months ended June 30, 2023, the Company's secondary liquidity increased by $4.3 billion to $11.3 billion at June 30, 2023 due mainly to increases in available secured borrowing capacity with the FRBSF and FHLB of $4.1 billion and $231.0 million.

Obtaining new customer deposits, or having existing customers increase their deposit balances with us, are the primary sources of funding for our operations and is one the highest priorities of the Company. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our deposits. Additionally, we generate liquidity from cash flows from our loan and securities portfolios.
Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2023, brokered deposits totaled $7.6 billion, consisting of $2.2 billion of non-maturity brokered accounts and $5.4 billion of brokered time deposits. At December 31, 2022, brokered deposits totaled $4.9 billion, consisting of $2.6 billion of non-maturity brokered accounts and $2.3 billion of brokered time deposits.
Our liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank's liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other guidelines developed for measuring and maintaining liquidity. At June 30, 2023, the Bank was not in compliance with its funding concentration liquidity guidelines due primarily to the elevated balance of wholesale deposits.
In the second quarter of 2023, we introduced a digital account opening tool and in the third quarter we expect to implement an on-line channel for gathering deposits directly from consumers in an effort to increase customer deposits and reduce our balance of wholesale deposits.
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
At June 30, 2023, PacWest had $307.4 million in cash and cash equivalents, of which a substantial amount was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At June 30, 2023, our loan commitments and standby letters of credit were $5.8 billion and $300.6 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of June 30, 2023, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $8.7 million and $28.1 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $8.7 million and $28.5 million. We recognized a foreign currency translation net gain of $170,000 for the six months ended June 30, 2023 and a foreign currency translation net gain of $1.4 million for the six months ended June 30, 2022.
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
We evaluated the results of our NII simulation model and MVE model prepared as of June 30, 2023, the results of which are presented below. Our NII simulation and MVE model indicate that our balance sheet is liability sensitive. A liability sensitive IRR profile would suggest that our estimated NII and MVE would change in the opposite direction of a sudden sustained change in prevailing interest rates.
Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2023. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet. For the current quarter, the results of the NII simulation model are exaggerated by the large cash and borrowings positions that existed on June 30, 2023. We expect our NII sensitivity results to reflect less interest rate risk once the large cash and borrowings positions are reduced to more historical levels, which we anticipate happening during the upcoming quarter.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at June 30, 2023. In order to arrive at the base case, we extend our balance sheet at June 30, 2023 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2023. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.

The NII simulation model is dependent upon numerous assumptions. For example, 31% of our loans are variable rate and 26% are hybrid adjustable rate mortgage loans, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of June 30, 2023 assumes interest-bearing deposits reprice at 55% and total deposits reprice at 43% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, interest rate floors on variable-rate loans, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet as of June 30, 2023 and forward yield curve as of June 30, 2023 (which presumes one interest rate cut over a twelve month horizon) as the base scenario, with immediate and sustained parallel upward and downward movements in interest rates of 100, 200, and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
June 30, 2023	Income	Change	Margin	Margin Change
Static Balance Sheet	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$525.7	(15.8)%	1.45%	(0.28)%
Up 200 basis points	$557.8	(10.7)%	1.54%	(0.19)%
Up 100 basis points	$588.5	(5.8)%	1.63%	(0.10)%
BASE CASE	$624.7	—	1.73%
Down 100 basis points	$672.0	7.6%	1.86%	0.13%
Down 200 basis points	$719.2	15.1%	1.99%	0.26%
Down 300 basis points	$766.2	22.7%	2.12%	0.39%

During the six months ended June 30, 2023, total base case year 1 tax equivalent NII decreased by $650.6 million or 51% to $624.7 million at June 30, 2023 compared to December 31, 2022, and the base case tax equivalent NIM decreased to 1.73% at June 30, 2023 from 3.21% at December 31, 2022. The decrease in year 1 NII and tax equivalent NIM compared to the December 31, 2022 forecasted NII and NIM was attributable to the change in the funding mix at June 30, 2023 compared to December 31, 2022, as the average balance of noninterest-bearing deposits decreased by $7.6 billion, the average balance of interest-bearing deposits increased by $784.6 million, and the average balance of borrowings increased by $10.5 billion. These funding mix changes resulted in a $444.6 million increase in forecasted interest expense. Forecasted interest income decreased by $206.3 million due primarily to the lower average loan and lease balance following the loan sales in the second quarter. The change in the funding mix at June 30, 2023 from December 31, 2022 was in response to recent industry events.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Gradual Decrease” scenario, which applies a parallel ramped decrease to the yield curve over an 18-month horizon. In the “Gradual Decrease” scenario, Year 1 tax equivalent NII increases by 0.9%. The most unfavorable alternate rate vector that we model is the “Gradual Increase” scenario, in which rates increase over an 18-month ramped horizon. In the “Gradual Increase” scenario, Year 1 tax equivalent NII decreases by 6.5%.
At June 30, 2023, we had $22.7 billion of total gross loans that included $7.1 billion or 31% with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $6.13 billion, or 86%, contained interest rate floor provisions, which included $6.08 billion of loans that were at or above their floors and only $51.7 million of loans below their floors.

At June 30, 2023, we also had $6.0 billion of variable-rate hybrid loans, representing 26% of total loans, which do not reprice immediately because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $124.0 million, $496.1 million, and $1.4 billion in the next one, two, and three years.
LIBOR was phased out on June 30, 2023, as such the Company stopped originations of LIBOR-indexed loans effective December 31, 2021. The business processes impacted relate primarily to our variable-rate loans and our subordinated debt, both of which are indexed to LIBOR. For further information, see Item 7A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at June 30, 2023.
The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
June 30, 2023	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$3,418.0	$(1,100.0)	(24.3)%	8.9%	134.9%
Up 200 basis points	$3,768.0	$(750.0)	(16.6)%	9.8%	148.7%
Up 100 basis points	$4,131.0	$(387.0)	(8.6)%	10.8%	163.1%
BASE CASE (1)	$4,518.0	$—	—%	11.8%	178.4%
Down 100 basis points	$4,937.0	$419.0	9.3%	12.9%	194.9%
Down 200 basis points	$5,314.0	$796.0	17.6%	13.9%	209.8%
Down 300 basis points	$5,504.0	$986.0	21.8%	14.4%	217.3%
_______________________________________
(1)    The ratio of base case of projected MVE to the Company's total stockholders' equity was 1.78 at June 30, 2023 and 2.15 at December 31, 2022. The MVE methodology and the application of the various assumptions as of June 30, 2023 are consistent with December 31, 2022.
During the six months ended June 30, 2023, total base case projected market value of equity decreased from December 31, 2022 by $4.0 billion to $4.5 billion at June 30, 2023. This decrease in base case projected MVE was due mostly to: (1) a $2.8 billion net increase in the mark-to-market adjustment for total deposits, borrowings, and subordinated debt, offset partially by (2) a $267.9 million increase in the mark-to-market adjustment for loans and leases; (3) a $1.3 million increase in the mark-to-market adjustment for investment securities held-to-maturity; and (4) a $1.42 billion decrease in the book value of stockholders' equity. The decrease in the book value of stockholders' equity was due mainly to a $1.39 billion net loss attributable primarily to a $1.38 billion goodwill impairment charge and $30.5 million of common stock cash dividends paid, offset partially by a $17.1 million decline in accumulated other comprehensive loss.

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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022 and of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this Quarterly Report on Form 10-Q and the updated Risk Factors below:
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger with Banc.
Before the merger with Banc and the subsequent merger of Pacific Western Bank and Banc of California, N.A. (the “bank merger”) may be completed, the requisite approvals, consents and non-objections must be obtained from the FRB and the DFPI. Other approvals, waivers or consents from regulators may also be required, both for the merger and the equity investments.
In determining whether to grant these approvals, such regulatory authorities consider a variety of factors. These approvals could be delayed, or not obtained at all, including due to a party’s regulatory standing (or adverse development in respect thereof) or due to any other factors considered by regulators when granting such approvals, including governmental, political or community group inquiries, investigations or opposition, or changes in legislation or the political environment generally.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or jeopardizing the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reducing the anticipated benefits of the merger (including the equity investments and their inclusion as CET1 capital, assuming the merger and the equity investments are consummated successfully and within the expected timeframe). In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in abandonment of the merger by either party. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

PacWest and Banc have agreed in the merger agreement to use reasonable best efforts to consummate the transactions contemplated by the merger agreement on the terms and conditions set forth therein, including using reasonable best efforts to satisfy all conditions and covenants under their control in the merger agreement. However, under the terms of the merger agreement, neither PacWest nor Banc, nor any of their respective subsidiaries, is required or permitted (without the written consent of the other party) to take any action, or commit to take or refrain from taking any action, or agree to any condition or restriction, in connection with obtaining the required permits, authorizations, consents, orders or approvals of governmental entities that would (i) reasonably be expected to require the combined company or any other person to issue equity securities or otherwise raise capital in excess of the amount contemplated by the equity investments; or (ii) (A) not apply to a similarly sized financial holding company and state member bank that are well-capitalized and well-managed and (B) be materially more burdensome, individually or in the aggregate, on the operations, business or profitability of the combined company and its subsidiaries than those imposed on Banc or Banc of California, N.A. as of the date of the merger agreement (a “materially burdensome regulatory condition”).
Consummation of the merger is conditioned upon the substantially concurrent closing of the equity investments, which are subject to certain conditions.
As a condition to the consummation of the merger with Banc, Banc must substantially concurrently therewith receive $400 million (in the aggregate) or greater of equity investments in Banc’s equity securities qualifying as CET1 capital.
Under the investment agreements, the consummation of the equity investments are subject to a number of conditions, including that the Warburg Investors and the Centerbridge Investors each must have received reasonably satisfactory oral confirmation from staff of the legal division of the FRB that the consummation of the applicable equity investments will not result in such Investor being deemed to have, or to have acquired, “control” of Banc for purposes of the Bank Holding Company Act of 1956 (the “BHC Act”) or the Change in Bank Control Act of 1978 (the “CIBC Act”). The investment agreements also provide that neither Banc nor any of its subsidiaries is permitted (without the consent of the other party), and the Investors shall not be required, to take any actions, or to commit to take or refrain from taking any actions, or to accept or agree to any conditions or restrictions, that would reasonably be expected to cause them to control Banc for purposes of the BHC Act or the CIBC Act, serve as a source of financial strength to Banc pursuant to the BHC Act or enter into any capital or liquidity maintenance agreements or similar agreements with any governmental entity, provide capital support to Banc, PacWest or any of their respective subsidiaries or otherwise commit to or contribute any additional capital to, provide other funds to or make any other investment in Banc, PacWest or any of their respective subsidiaries. If the regulatory authorities were to require any such actions, the Investors would not be required to satisfy their obligations to consummate the equity investments under the investment agreements. If any Investor fails to consummate its equity investment, Banc may be required to seek qualifying equity investments from other third parties, which may or may not be available (and may or may not be available on the same terms as applicable to such equity investment). Failure to consummate (or a delay in consummating) the equity investments may cause the failure or delay in the ability of parties to consummate the merger.
Failure to consummate the merger could negatively impact PacWest.
The consummation of the merger is subject to the receipt of requisite regulatory and stockholder approvals and the satisfaction of other closing conditions, including the substantially concurrent consummation of the equity investments, as noted above. If the merger is not completed for any reason, including as a result of PacWest’s or Banc’s stockholders failing to grant the applicable requisite stockholder approval at the applicable company’s special stockholders meeting or the imposition of a materially burdensome regulatory condition resulting in either PacWest or Banc refusing to consummate the merger, there may be various adverse consequences, and PacWest may experience negative reactions from the financial markets and from its customers and employees. For example, PacWest’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of consummating the merger. Additionally, if the merger agreement is terminated, the market price of PacWest’s securities could decline to the extent that current market prices reflect a market assumption that the merger (including the equity investments) will be beneficial and will be consummated. PacWest also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against PacWest to perform its obligations under the merger agreement.

Additionally, PacWest has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing of a joint proxy statement/prospectus in connection with the merger, and all applicable filing and other fees paid in connection with the merger. If the merger is not completed, PacWest would have to pay these expenses without realizing the expected benefits of the merger. Although PacWest may be entitled to receive a termination fee of $39.5 million from Banc and/or expense reimbursement with respect to certain costs and expenses associated with the balance sheet repositioning (as defined below) if the merger agreement is terminated under certain circumstances, such payments may not be sufficient to fully compensate PacWest for the losses it may incur in connection with a failure of the merger to be consummated.
Combining PacWest and Banc and the balance sheet repositioning may be more difficult, costly or time-consuming than expected, and the combined company may fail to realize the anticipated benefits of the merger.
The success of the merger will depend, in part, on the ability of PacWest and Banc to dispose certain assets in the planned balance sheet repositioning (the “balance sheet repositioning”) along with anticipated cost savings from combining the businesses of PacWest and Banc. To realize the anticipated benefits and cost savings from the merger, PacWest and Banc must successfully dispose of assets at or after closing, which is inherently subject to market conditions and the risk that such conditions will be less favorable than what the parties expected when entering into the merger agreement. Additionally, although the balance sheet repositioning is not a condition to complete the merger under the merger agreement, the regulators may not grant the requisite regulatory approvals until the balance sheet repositioning is completed, in order to minimize capital and liquidity risk to the combined company. Therefore, any inability to complete the balance sheet repositioning transactions by either PacWest or Banc could potentially have the effect of delaying or even denying the requisite regulatory approvals and the consummation of the merger.
Following the merger, PacWest and Banc must successfully integrate and combine their businesses in a manner that permits those benefits and cost savings to be realized without adversely affecting current revenues and future growth. If PacWest and Banc are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement (including the balance sheet repositioning), as well as any delays encountered in the integration process, could have an adverse effect upon the capital position, revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.
PacWest and Banc have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with their stakeholders or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on PacWest during this pre-closing period and for an undetermined period after consummation of the merger on the combined company.
Furthermore, the board of directors and executive leadership of the combined company and bank will consist of former directors and executive officers from each of PacWest and Banc, as well as a director designated by the Warburg Investors. Combining the boards of directors and management teams of each company into a single board of directors and a single management team could require the reconciliation of differing priorities and philosophies.

The combined company may be unable to retain PacWest or Banc personnel successfully after the merger is completed.
The success of the merger will depend, in part, on the combined company’s ability to retain the talent and dedication of key employees currently employed by PacWest and Banc. It is possible that these employees may decide not to remain with PacWest or Banc, as applicable, while the merger is pending or with the combined company after the merger is consummated. If PacWest and Banc are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies and the combined company, PacWest and Banc could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. PacWest and Banc also may not be able to locate or retain suitable replacements for any key employees who leave either company.
PacWest will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on PacWest. These uncertainties may impair PacWest’s ability to retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with PacWest to seek to change existing business relationships with PacWest. In addition, subject to certain exceptions, PacWest has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of Banc. These restrictions may prevent PacWest from pursuing attractive business opportunities that may arise prior to the completion of the merger.
PacWest has incurred and is expected to incur substantial costs related to the merger and integration.
PacWest has incurred and expects to incur a number of non-recurring costs associated with the merger. These costs include legal, financial, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, and closing, integration and other related costs. Some of these costs are payable by PacWest regardless of whether the merger is completed.
Stockholder litigation related to the merger and/or the equity investments could prevent or delay the completion of the merger and/or the equity investments, result in the payment of damages or otherwise negatively impact the business and operations of PacWest.
Stockholders may bring claims in connection with the proposed merger and, in the case of Banc, the proposed equity investments and, among other remedies, may seek damages or an injunction preventing the merger and/or the equity investments from closing. If any plaintiff were successful in obtaining an injunction prohibiting PacWest or Banc from completing the merger or any other transactions contemplated by the merger agreement or Banc and the Investors from consummating the equity investments (or any portion thereof), then such injunction may delay or prevent the effectiveness of the merger and could result in costs to PacWest, including costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of PacWest.

The merger agreement may be terminated in accordance with its terms, and the merger may not be completed.
The obligation of the merger agreement parties to consummate the merger is subject to a number of conditions that must be satisfied or waived in order to complete the merger. Those conditions include, among other things: (i) receiving the requisite approval by each of PacWest stockholders and Banc stockholders of certain matters relating to the merger at each company’s respective special stockholders meeting; (ii) the receipt of required regulatory approvals from the FRB and the DFPI; (iii) the absence of any order, injunction, decree or other legal restraint preventing the consummation of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the consummation of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal; and (iv) the consummation of the purchase and sale of a total of $400 million or greater investment in Banc’s qualifying equity securities substantially concurrently with the closing of the merger. Each party’s obligation to complete the merger is also subject to certain additional conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party (including the absence of any material adverse effect, as defined in the merger agreement), (b) the performance in all material respects by the other party of its obligations under the merger agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").
These conditions to the merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the merger may not be consummated. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite stockholder approvals, or PacWest or Banc may elect to terminate the merger agreement in certain other circumstances, including by Banc upon the occurrence of a material adverse effect under certain circumstances with respect to PacWest or by PacWest upon the occurrence of a material adverse effect under certain circumstances with respect to Banc.
PacWest’s ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the mergers or other ownership changes.
Both PacWest and Banc are expected to incur taxable losses in connection with the balance sheet repositioning. To the extent these taxable losses exceed PacWest’s or Banc’s taxable income, as applicable, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if at all.
Under Sections 382 and 383 of the Code, these federal net operating loss carryforwards, certain losses incurred following the mergers, and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in PacWest’s or Banc’s ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. PacWest’s ability to utilize net operating loss carryforwards, certain losses incurred following the mergers, and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the mergers or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in PacWest’s and Banc’s ownership resulting from the mergers or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards, certain losses incurred following the mergers, and other tax attributes. Such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected. The effect of such limitations could also adversely affect PacWest’s regulatory capital ratios.
In certain circumstances, to preserve our ability to utilize our tax attributes without limitation, PacWest (or the combined company) may take actions to attempt to prevent an “ownership change” from occurring, including by adopting provisions that would limit or discourage stockholders from acquiring 5% or more of the company, or in the case of stockholders that already own 5% or more of the company, from increasing their ownership. There can be no assurances that such actions will be available, if such actions are available, whether we will decide to undertake any such actions and if such actions are undertaken, whether such actions would be effective in preventing an “ownership change” pursuant to Section 382 of the Code.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the second quarter of 2023:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program	Program
(Dollars in thousands, except per share amounts)
April 1 - April 30, 2023		$—	—	$—
May 1 - May 31, 2023	156,549	$6.45	—	$—
June 1 - June 30, 2023	1,143	$8.15	—	$—
Total	157,692	$6.46	—
__________________________
(1)    Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of July 25, 2023, by and among PacWest Bancorp, Banc of California, Inc. and Cal Merger Sub, Inc. (Exhibit 2.1 to Form 8-K filed on July 31, 2023 and incorporated herein by this reference).

31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i)  the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii)  the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2023 and 2022, (iii)  the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (iv)  the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (v)   the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

PACWEST BANCORP

Date:	August 9, 2023	/s/ Kevin L. Thompson
Kevin L. Thompson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)