Form 10-Q
period 2023-09-30
PACWEST BANCORP
filed 2023-11-09
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of October 27, 2023, there were 118,587,136 shares of the registrant's common stock outstanding, excluding 1,376,233 shares of unvested restricted stock.

PACWEST BANCORP
SEPTEMBER 30, 2023 QUARTERLY REPORT ON FORM 10-Q

PART I
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	GDP	Gross Domestic Product
AFS	Available-for-Sale	HFS	Held for Sale
AFX	American Financial Exchange	HOA Business	Homeowners Association Services Division of MUFG Union Bank, N.A. (a business acquired on October 8, 2021)
ALLL	Allowance for Loan and Lease Losses	HTM	Held-to-Maturity
ALM	Asset Liability Management	ICS	IntraFi Cash Service
ASC	Accounting Standards Codification	IPO	Initial Public Offering
ASU	Accounting Standards Update	IRR	Interest Rate Risk
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIBOR	London Inter-bank Offered Rate
BHCA	Bank Holding Company Act of 1956, as amended	LIHTC	Low Income Housing Tax Credit
BOLI	Bank Owned Life Insurance	LOCOM	Lower of Cost or Market
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	MBS	Mortgage-Backed Securities
CDARS	Certificate of Deposit Account Registry Service	MVE	Market Value of Equity
CDI	Core Deposit Intangible Assets	NAV	Net Asset Value
CECL	Current Expected Credit Loss	NII	Net Interest Income
CET1	Common Equity Tier 1	NIM	Net Interest Margin
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	NSF	Non-Sufficient Funds
CMBS	Commercial Mortgage-Backed Securities	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PPP	Paycheck Protection Program
COVID-19	Coronavirus Disease	PRSUs	Performance-Based Restricted Stock Units
CPI	Consumer Price Index	PWAM	Pacific Western Asset Management Inc.
CRA	Community Reinvestment Act	ROU	Right-of-use
CRE	Commercial Real Estate	S&P	Standard & Poor's
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
DFPI	California Department of Financial Protection and Innovation	SBIC	Small Business Investment Company
DTAs	Deferred Tax Assets	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SOFR	Secured Overnight Financing Rate
Efficiency Ratio	Noninterest expense (less intangible asset amortization, net foreclosed assets expense (income), goodwill impairment, and acquisition, integration and reorganization costs) divided by net revenues (the sum of tax equivalent net interest income plus noninterest income, less gain/loss on sale of securities and gain/loss on sales of assets other than loans and leases)	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FASB	Financial Accounting Standards Board	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FDIC	Federal Deposit Insurance Corporation	TDRs	Troubled Debt Restructurings
FHLB	Federal Home Loan Bank of San Francisco	TRSAs	Time-Based Restricted Stock Awards
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRBSF	Federal Reserve Bank of San Francisco	VIE	Variable Interest Entity

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$182,261	$212,273
Interest-earning deposits in financial institutions	5,887,406	2,027,949
Total cash, cash equivalents, and restricted cash	6,069,667	2,240,222
Securities available-for-sale, at fair value (amortized cost of $5,443,677 and $5,654,617, respectively)	4,487,172	4,843,487
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of
$2,013,295 and $2,110,472, respectively)	2,282,586	2,269,135
Federal Home Loan Bank stock, at cost	17,250	34,290
Total investment securities	6,787,008	7,146,912
Loans held for sale	188,866	65,076
Gross loans and leases held for investment	21,969,789	28,726,016
Deferred fees, net	(48,843)	(116,887)
Allowance for loan and lease losses	(222,297)	(200,732)
Total loans and leases held for investment, net	21,698,649	28,408,397
Equipment leased to others under operating leases	352,330	404,245
Premises and equipment, net	50,236	54,315
Foreclosed assets, net	6,829	5,022
Goodwill	—	1,376,736
Core deposit and customer relationship intangibles, net	24,192	31,381
Deferred tax asset, net	506,248	281,848
Other assets	1,193,808	1,214,782
Total assets	$36,877,833	$41,228,936
LIABILITIES:
Noninterest-bearing deposits	$5,579,033	$11,212,357
Interest-bearing deposits	21,019,648	22,723,977
Total deposits	26,598,681	33,936,334
Borrowings (including $123,782 at fair value)	6,294,525	1,764,030
Subordinated debt	870,896	867,087
Accrued interest payable and other liabilities	714,454	710,954
Total liabilities	34,478,556	37,278,405
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; 513,250 Series A shares,
$1,000 per share liquidation preference, issued and outstanding at September 30, 2023 and
December 31, 2022)	498,516	498,516
Common stock ($0.01 par value, 200,000,000 shares authorized at September 30, 2023 and
December 31, 2022; 123,074,899 and 123,000,557 shares issued, respectively, includes
1,380,848 and 2,405,878 shares of unvested restricted stock, respectively)	1,231	1,230
Additional paid-in capital	2,910,716	2,927,903
Retained (deficit) earnings	(25,399)	1,420,624
Treasury stock, at cost (3,106,915 and 2,778,500 shares at September 30, 2023 and December 31, 2022)	(112,105)	(106,839)
Accumulated other comprehensive loss, net	(873,682)	(790,903)
Total stockholders' equity	2,399,277	3,950,531
Total liabilities and stockholders' equity	$36,877,833	$41,228,936
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$310,392	$346,550	$1,150,049	$907,595
Investment securities	45,326	53,135	133,716	159,459
Deposits in financial institutions	90,366	10,359	219,995	16,412
Total interest income	446,084	410,044	1,503,760	1,083,466
Interest expense:
Deposits	205,982	61,288	540,663	82,858
Borrowings	94,234	3,081	324,270	5,683
Subordinated debt	15,139	10,494	42,750	27,102
Total interest expense	315,355	74,863	907,683	115,643
Net interest income	130,729	335,181	596,077	967,823
Provision for credit losses	—	3,000	5,000	14,500
Net interest income after provision for credit losses	130,729	332,181	591,077	953,323
Noninterest income:
Leased equipment income	14,554	12,835	50,798	38,264
Other commissions and fees	7,641	10,034	29,226	32,427
Service charges on deposit accounts	4,018	3,608	11,906	10,813
(Loss) gain on sale of loans and leases	(1,901)	58	(157,820)	130
Gain (loss) on sale of securities	—	86	—	(1,019)
Dividends and gains (losses) on equity investments	3,837	3,228	7,593	(4,050)
Warrant (loss) income	(88)	292	(545)	2,536
LOCOM HFS adjustment	307	—	(11,636)	—
Other income	15,440	8,478	22,595	14,682
Total noninterest income (loss)	43,808	38,619	(47,883)	93,783
Noninterest expense:
Compensation	71,642	105,933	242,999	300,715
Insurance and assessments	38,298	7,159	75,650	18,281
Customer related expense	26,971	12,673	78,278	37,076
Occupancy	15,293	15,574	45,743	46,042
Data processing	11,104	9,568	33,005	28,455
Leased equipment depreciation	8,333	8,908	26,796	27,031
Other professional services	5,597	10,674	21,643	23,354
Loan expense	4,243	6,228	16,012	18,422
Intangible asset amortization	2,389	3,649	7,189	10,947
Foreclosed assets income, net	(609)	(248)	(244)	(3,629)
Acquisition, integration and reorganization costs	9,925	—	30,833	—
Goodwill impairment	—	—	1,376,736	—
Other expense	7,917	15,500	139,903	39,995
Total noninterest expense	201,103	195,618	2,094,543	546,689
(Loss) earnings before income taxes	(26,566)	175,182	(1,551,349)	500,417
Income tax (benefit) expense	(3,222)	43,566	(135,167)	126,313
Net (loss) earnings	(23,344)	131,616	(1,416,182)	374,104
Preferred stock dividends	9,947	9,392	29,841	9,392
Net (loss) earnings available to common stockholders	$(33,291)	$122,224	$(1,446,023)	$364,712

(Loss) earnings per common share:
Basic	$(0.28)	$1.02	$(12.23)	$3.04
Diluted	$(0.28)	$1.02	$(12.23)	$3.04
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)
	(In thousands)
Net (loss) earnings	$(23,344)	$131,616	$(1,416,182)	$374,104
Other comprehensive (loss) income, net of tax:
Unrealized net holding losses on securities
available-for-sale arising during the period	(149,201)	(288,174)	(145,375)	(970,572)
Income tax benefit related to net unrealized
holding losses arising during the period	41,328	79,132	40,268	266,518
Unrealized net holding losses on securities
available-for-sale, net of tax	(107,873)	(209,042)	(105,107)	(704,054)
Reclassification adjustment for net (gains) losses
included in net earnings (1)	—	(86)	—	1,019
Income tax expense (benefit) related to
reclassification adjustment	—	24	—	(279)
Reclassification adjustment for net (gains) losses
included in net earnings, net of tax	—	(62)	—	740
Unrealized net loss on securities transferred from
available-for-sale to held-to-maturity	—	—	—	(218,326)
Amortization of unrealized net loss on securities
transferred from available-for-sale to held-to-maturity	7,998	7,775	23,759	10,282
Income tax benefit related to amortization of
unrealized net loss on securities transferred
from available-for-sale to held-to-maturity	(2,215)	(2,135)	(6,581)	(2,824)
Amortization of unrealized net loss on securities
transferred from available-for-sale
to held-to-maturity, net of tax	5,783	5,640	17,178	7,458
Change in fair value of credit-linked notes	3,050	—	7,107	—
Income tax expense related to change in fair value of
credit-linked notes	(839)	—	(1,957)	—
Change in fair value of credit-linked notes,
net of tax	2,211	—	5,150	—
Other comprehensive loss, net of tax	(99,879)	(203,464)	(82,779)	(914,182)
Comprehensive loss	$(123,223)	$(71,848)	$(1,498,961)	$(540,078)
___________________________________
(1)    Entire amounts are recognized in "Gain (loss) on sale of securities" on the Condensed Consolidated Statements of Earnings.
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2023
		Common Stock					Accumulated
				Additional	Retained		Other
	Preferred		Par	Paid-in	Earnings	Treasury	Comprehensive
	Stock (1)	Shares	Value	Capital	(Deficit)	Stock	(Loss) Income	Total
		(Unaudited)
		(In thousands, except per share amount)
Balance, December 31, 2022	$498,516	120,222,057	$1,230	$2,927,903	$1,420,624	$(106,839)	$(790,903)	$3,950,531
Net loss	—	—	—	—	(1,195,424)	—	—	(1,195,424)
Other comprehensive income,
net of tax	—	—	—	—	—	—	54,843	54,843
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	168,460	2	4,981	—	—	—	4,983
Restricted stock surrendered	—	(146,303)	—	—	—	(4,053)	—	(4,053)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	(9,947)	—	—	(9,947)
Common stock, $0.25/share	—	—	—	(29,456)	—	—	—	(29,456)
Balance, March 31, 2023	$498,516	120,244,214	$1,232	$2,903,428	$215,253	$(110,892)	$(736,060)	$2,771,477
Net loss	—	—	—	—	(197,414)	—	—	(197,414)
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(37,743)	(37,743)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	82,490	1	8,933	—	—	—	8,934
Restricted stock surrendered	—	(157,692)	—	—	—	(1,019)	—	(1,019)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	(9,947)	—	—	(9,947)
Common stock, $0.01/share	—	—	—	(1,093)	—	—	—	(1,093)
Balance, June 30, 2023	$498,516	120,169,012	$1,233	$2,911,268	$7,892	$(111,911)	$(773,803)	$2,533,195
Net loss	—	—	—	—	(23,344)	—	—	(23,344)
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(99,879)	(99,879)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	(176,608)	(2)	259	—	—	—	257
Restricted stock surrendered	—	(24,420)	—	—	—	(194)	—	(194)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	(9,947)	—	—	(9,947)
Common stock, $0.01/share	—	—	—	(811)	—	—	—	(811)
Balance, September 30, 2023	$498,516	119,967,984	$1,231	$2,910,716	$(25,399)	$(112,105)	$(873,682)	$2,399,277
___________________________________
(1)    There were 513,250 shares of Series A preferred stock issued during the 2nd quarter of 2022 that remained outstanding at September 30, 2023.

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2022
		Common Stock					Accumulated
				Additional	Retained		Other
	Preferred		Par	Paid-in	Earnings	Treasury	Comprehensive
	Stock	Shares	Value	Capital	(Deficit)	Stock	(Loss) Income	Total
		(Unaudited)
		(In thousands, except per share amount)
Balance, December 31, 2021	$—	119,584,854	$1,221	$3,013,399	$1,016,350	$(97,308)	$65,968	$3,999,630
Net earnings	—	—	—	—	120,128	—	—	120,128
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(442,443)	(442,443)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	109,466	1	7,556	—	—	—	7,557
Restricted stock surrendered	—	(92,554)	—	—	—	(4,481)	—	(4,481)
Cash dividends paid:
Common stock, $0.25/share	—	—	—	(29,796)	—	—	—	(29,796)
Balance, March 31, 2022	$—	119,601,766	$1,222	$2,991,159	$1,136,478	$(101,789)	$(376,475)	$3,650,595
Net earnings		—	—	—	122,360	—	—	122,360
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(268,275)	(268,275)
Issuance of preferred stock,
net of offering costs	498,516	—	—	—	—	—	—	498,516
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	822,258	8	9,690	—	—	—	9,698
Restricted stock surrendered	—	(136,000)	—	—	—	(4,289)	—	(4,289)
Cash dividends paid:
Common stock, $0.25/share	—	—	—	(30,202)	—	—	—	(30,202)
Balance, June 30, 2022	$498,516	120,288,024	$1,230	$2,970,647	$1,258,838	$(106,078)	$(644,750)	$3,978,403
Net earnings	—	—	—	—	131,616	—	—	131,616
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(203,464)	(203,464)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	51,094	1	9,650	—	—	—	9,651
Restricted stock surrendered	—	(25,095)	—	—	—	(660)	—	(660)
Cash dividends paid:
Preferred stock, $0.46/share	—	—	—	—	(9,392)	—	—	(9,392)
Common stock, $0.25/share	—	—	—	(30,209)	—	—	—	(30,209)
Balance, September 30, 2022	$498,516	120,314,023	$1,231	$2,950,088	$1,381,062	$(106,738)	$(848,214)	$3,875,945

See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2023	2022
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(1,416,182)	$374,104
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill impairment	1,376,736	—
Depreciation and amortization	40,295	40,181
Amortization of net premiums on investment securities	28,981	42,090
Amortization of intangible assets	7,189	10,947
Amortization of operating lease ROU assets	20,937	22,821
Provision for credit losses	5,000	14,500
Gain on sale of foreclosed assets	(793)	(3,353)
Provision for losses on foreclosed assets	701	—
Loss (gain) on sale of loans and leases	157,820	(130)
Gain on sale of premises and equipment	(647)	(3)
Loss on sale of securities	—	1,019
Gain on BOLI death benefit	(416)	—
Unrealized loss (gain) on derivatives, foreign currencies, and credit-linked notes, net	4,026	(1,961)
LOCOM HFS adjustment	11,636	—
Earned stock compensation	14,174	26,906
Acquisition, integration, and reorganization costs	70	—
(Increase) decrease in other assets	(166,765)	1,445
Increase (decrease) in accrued interest payable and other liabilities	33,857	(29,471)
Net cash provided by operating activities	116,619	499,095

Cash flows from investing activities:
Net decrease (increase) in loans and leases	388,035	(4,800,187)
Proceeds from sales of loans and leases	5,946,033	60,782
Proceeds from maturities and paydowns of securities available-for-sale	203,958	569,409
Proceeds from sales of securities available-for-sale	—	1,038,946
Purchases of securities available-for-sale	(12,752)	(375,251)
Proceeds from maturities and paydowns of securities held-to-maturity	1,061	571
Net redemptions (purchases) of Federal Home Loan Bank stock	17,040	(19,740)
Proceeds from sales of foreclosed assets	14,235	16,500
Purchases of premises and equipment, net	(12,106)	(13,075)
Proceeds from sales of premises and equipment	9,018	9
Proceeds from BOLI death benefit	3,567	555
Net decrease (increase) in equipment leased to others under operating leases	25,151	(26,557)
Net cash provided by (used in) investing activities	6,583,240	(3,548,038)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(5,633,324)	(1,767,377)
Net (decrease) increase in interest-bearing deposits	(1,704,329)	965,492
Net increase in borrowings	4,533,706	1,864,815
Net proceeds from preferred stock offering	—	498,516
Restricted stock surrendered	(5,266)	(9,430)
Preferred stock dividends paid	(29,841)	(9,392)
Common stock dividends paid	(31,360)	(90,207)
Net cash (used in) provided by financing activities	(2,870,414)	1,452,417

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,829,445	(1,596,526)
Cash, cash equivalents, and restricted cash, beginning of period	2,240,222	4,057,234
Cash, cash equivalents, and restricted cash, end of period	$6,069,667	$2,460,708
See Notes to Condensed Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2023	2022
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$715,421	$101,613
Cash paid for income taxes	1,095	90,756
Loans transferred to foreclosed assets	15,950	3,271
Transfers from loans held for investment to loans held for sale	3,076,427	15,534
Transfers to loans held for investment from loans held for sale	394,716	—
Transfer of securities available-for-sale to held-to-maturity	—	2,260,407
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Business Segments
We regularly assess our strategic plans, operations, reporting structures and financial information provided to management to identify our reportable segments. Civic, a lending subsidiary we acquired in February 2021, has historically been identified as an operating segment. In the fourth quarter of 2022, Civic met a quantitative threshold which required it to be disclosed as a reportable operating segment. Therefore, we had two reportable operating segments as of December 31, 2022: Commercial Banking and Civic, and a third segment, Other, which was used for inter-segment eliminations. In the first quarter of 2023, we began a restructuring of Civic which included removing most of Civic's top management and transferring day-to-day management of most of Civic's operating functions to managers at the Bank. Due to the restructuring of Civic, discrete financial information is no longer prepared. Our management reporting captures the direct expenses of Civic, however, none of the expenses now being incurred to manage Civic are being directly charged or allocated to Civic. Therefore, it is no longer feasible to produce meaningful, separate full financial statements, and thus, discrete financial information for Civic is no longer prepared or distributed to our chief operating decision maker. Thus, Civic no longer meets the criteria to be considered a reportable operating segment as of March 31, 2023. We sold the Civic business in the second quarter of 2023, and we are retaining and servicing the Civic loans on our balance sheet. At September 30, 2023, June 30, 2023, and March 31, 2023, we operated as one reportable segment - Commercial Banking.
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
Risks and Uncertainties
The bank failures earlier in 2023 involving three prominent regional banks resulted in significant market volatility among publicly traded bank holding companies, and, in particular, regional banks like PacWest. These bank failures, and the resulting customer fear of additional bank failures, increased the following risks and uncertainties regarding our business: (i) the loss of customer deposits which, in turn, put pressure on our liquidity position, (ii) the decrease in our net interest margin resulting from replacing lower-cost customer deposits with higher-cost brokered deposits and borrowings, (iii) the downgrading of our credit rating by third-party rating agencies which may result in increased borrowing costs and/or trigger additional collateral or funding requirements, and (iv) the increase in operating costs due to higher FDIC assessments and other costs necessary to respond to increased regulatory requirements.
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
At the end of the second quarter, with the sale of non-core loan portfolios completed, we believed that we had addressed the liquidity risk present at the end of the first quarter and had improved our capital ratios. Our net interest margin and overall profitability were reduced in the third quarter from the effect of the loan sales and continued to be affected by elevated levels of higher-cost brokered deposits and borrowings. Our current priorities are to continue to increase customer deposits to replace brokered deposits and borrowings and to reduce operating expenses. If we are not successful, our level of earnings will be lower than historical periods.
On July 25, 2023, PacWest announced the signing of a definitive agreement and plan of merger (the "merger agreement") whereby PacWest will merge with Banc of California, Inc. ("Banc" and following the merger, the "combined company") (the "merger"). Upon the terms and subject to the conditions set forth in the merger agreement, at closing each share of common stock of PacWest issued and outstanding immediately prior to the closing (subject to certain exceptions) will be converted into the right to receive 0.6569 of a share of common stock of Banc. In addition, in connection with the closing, each share of Series A preferred stock will be converted into the right to receive one share of a newly created series of preferred stock of Banc having such powers, preferences and rights, and such qualifications, limitations and restrictions, taken as a whole, that are not materially less favorable to the holders of the Series A preferred stock. Concurrently with its entry into the merger agreement, Banc entered into separate investment agreements with affiliates of funds managed by Warburg Pincus LLC (the "Warburg Investors") and certain investment vehicles sponsored, managed or advised by Centerbridge Partners, L.P. (the "Centerbridge Investor" and collectively with the Warburg Investors, the "Investors") to invest, substantially concurrently with the merger closing, in an aggregate of $400 million of shares of Banc common stock and Banc non-voting, common-equivalent stock, and Banc will issue to the Investors warrants to purchase approximately 18.9 million shares of Banc non-voting, common-equivalent stock or shares of Banc common stock (collectively, the "equity investments").

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Banc, headquartered in Santa Ana, California, is the parent of Banc of California, N.A., with $9.25 billion in assets with 32 offices including 26 full-service branches located throughout Southern California at September 30, 2023. In connection with the merger, Banc of California, N.A. will merge with and into Pacific Western Bank, which will take the Banc of California name and become a Federal Reserve member.
The merger, which was approved by the PacWest and Banc boards of directors, and with respect to which all regulatory approvals have been received as of October 19, 2023, is expected to close on or about November 30, 2023. The transaction remains subject to certain closing conditions, including the closing of the equity investments described above occurring substantially concurrently with the merger closing and requisite approval by the stockholders of each company.
NOTE 2. RESTRICTED CASH
The FRBSF establishes cash reserve requirements that its member banks must maintain based on a percentage of deposit liabilities. There were no reserves required to be held at the FRBSF for the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, we pledged cash collateral for our derivative contracts of $3.3 million and $2.7 million. We have cash which is restricted based on the terms of some of our borrowing agreements that totaled $145.6 million at September 30, 2023 and $131.5 million at December 31, 2022. Starting in the second quarter of 2023, we began to pledge cash to secure the standby letters of credit that we have issued on behalf of our customers. At September 30, 2023, the balance of such restricted cash totaled $56.0 million.

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
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	September 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$2,536,755	$—	$(535,855)	$2,000,900	$2,685,038	$—	$(442,996)	$2,242,042
U.S. Treasury securities	771,230	2	(107,030)	664,202	771,145	—	(101,075)	670,070
Agency commercial MBS	538,466	—	(67,572)	470,894	549,492	—	(61,886)	487,606
Agency residential CMOs	491,305	—	(73,326)	417,979	517,174	—	(60,111)	457,063
Municipal securities	396,357	—	(59,826)	336,531	399,724	—	(60,398)	339,326
Corporate debt securities	344,708	—	(59,420)	285,288	344,767	6	(32,868)	311,905
Private label residential CMOs	195,770	—	(46,824)	148,946	207,123	—	(40,399)	166,724
Collateralized loan obligations	109,168	—	(3,188)	105,980	109,159	—	(6,898)	102,261
Private label commercial MBS	23,381	—	(1,728)	21,653	28,903	—	(2,076)	26,827
Asset-backed securities	21,319	—	(328)	20,991	23,568	—	(1,155)	22,413
SBA securities	15,218	—	(1,410)	13,808	18,524	—	(1,274)	17,250
Total	$5,443,677	$2	$(956,507)	$4,487,172	$5,654,617	$6	$(811,136)	$4,843,487
As of September 30, 2023, the Company had not recorded an allowance for credit losses on securities available-for-sale. The Company does not consider unrealized losses on such securities to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in non-credit related factors such as interest rates, market spreads, and market conditions subsequent to purchase.
As of September 30, 2023, securities available-for-sale with a fair value of $4.2 billion were pledged as collateral primarily for the Bank Term Funding Program borrowings, the FRB secured line of credit, and letters of credit.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the years indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales of Securities Available-for-Sale	2023	2022	2023	2022
	(In thousands)
Amortized cost of securities sold	$—	$440,445	$—	$1,039,965

Gross realized gains	$—	$3,226	$—	$5,960
Gross realized losses	—	(3,140)	—	(6,979)
Net realized gains (losses)	$—	$86	$—	$(1,019)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$2,000,900	$(535,855)	$2,000,900	$(535,855)
U.S. Treasury securities	—	—	659,302	(107,030)	659,302	(107,030)
Agency commercial MBS	—	—	470,894	(67,572)	470,894	(67,572)
Agency residential CMOs	—	—	417,979	(73,326)	417,979	(73,326)
Municipal securities	—	—	336,531	(59,826)	336,531	(59,826)
Corporate debt securities	4,650	(350)	280,638	(59,070)	285,288	(59,420)
Private label residential CMOs	—	—	148,946	(46,824)	148,946	(46,824)
Collateralized loan obligations	—	—	105,980	(3,188)	105,980	(3,188)
Private label commercial MBS	—	—	21,653	(1,728)	21,653	(1,728)
Asset-backed securities	—	—	20,991	(328)	20,991	(328)
SBA securities	—	—	13,808	(1,410)	13,808	(1,410)
Total	$4,650	$(350)	$4,477,622	$(956,157)	$4,482,272	$(956,507)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$52,556	$(6,193)	$2,189,485	$(436,803)	$2,242,041	$(442,996)
U.S. Treasury securities	4,972	(26)	665,098	(101,049)	670,070	(101,075)
Agency commercial MBS	316,892	(31,139)	170,714	(30,747)	487,606	(61,886)
Agency residential CMOs	245,755	(22,748)	211,309	(37,363)	457,064	(60,111)
Municipal securities	37,380	(3,129)	298,266	(57,269)	335,646	(60,398)
Corporate debt securities	302,643	(32,124)	4,256	(744)	306,899	(32,868)
Private label residential CMOs	19,261	(1,294)	147,464	(39,105)	166,725	(40,399)
Collateralized loan obligations	27,704	(1,818)	74,558	(5,080)	102,262	(6,898)
Private label commercial MBS	10,204	(508)	16,623	(1,568)	26,827	(2,076)
Asset-backed securities	22,413	(1,155)	—	—	22,413	(1,155)
SBA securities	17,250	(1,274)	—	—	17,250	(1,274)
Total	$1,057,030	$(101,408)	$3,777,773	$(709,728)	$4,834,803	$(811,136)
The securities that were in an unrealized loss position at September 30, 2023, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "Accumulated other comprehensive (loss) income" of "Stockholders' equity" on the condensed consolidated balance sheets. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following table presents the contractual maturities of our securities available-for-sale portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2023
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$2,536,755	$2,536,755
U.S. Treasury securities	4,898	766,332	—	—	771,230
Agency commercial MBS	—	200,863	319,981	17,622	538,466
Agency residential CMOs	—	—	169,206	322,099	491,305
Municipal securities	—	97,471	276,758	22,128	396,357
Corporate debt securities	—	5,000	339,708	—	344,708
Private label residential CMOs	—	—	—	195,770	195,770
Collateralized loan obligations	—	—	80,330	28,838	109,168
Private label commercial MBS	—	—	1,412	21,969	23,381
Asset-backed securities	—	—	—	21,319	21,319
SBA securities	—	2,644	—	12,574	15,218
Total	$4,898	$1,072,310	$1,187,395	$3,179,074	$5,443,677

Fair Value:
Agency residential MBS	$—	$—	$—	$2,000,900	$2,000,900
U.S. Treasury securities	4,900	659,302	—	—	664,202
Agency commercial MBS	—	183,664	270,878	16,352	470,894
Agency residential CMOs	—	—	143,836	274,143	417,979
Municipal securities	—	84,826	232,366	19,339	336,531
Corporate debt securities	—	4,650	280,638	—	285,288
Private label residential CMOs	—	—	—	148,946	148,946
Collateralized loan obligations	—	—	78,358	27,622	105,980
Private label commercial MBS	—	—	1,347	20,306	21,653
Asset-backed securities	—	—	—	20,991	20,991
SBA securities	—	2,441	—	11,367	13,808
Total	$4,900	$934,883	$1,007,423	$2,539,966	$4,487,172
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Held-to-Maturity
The following table presents amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of securities held-to-maturity as of the date indicated:

	September 30, 2023
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,246,249	$(140)	$1,246,109	$—	$(128,038)	$1,118,071
Agency commercial MBS	432,191	—	432,191	—	(53,609)	378,582
Private label commercial MBS	349,296	—	349,296	—	(46,634)	302,662
U.S. Treasury securities	186,308	—	186,308	—	(20,645)	165,663
Corporate debt securities	70,042	(1,360)	68,682	—	(20,365)	48,317
Total (1)	$2,284,086	$(1,500)	$2,282,586	$—	$(269,291)	$2,013,295
__________________________
(1)    Excludes accrued interest receivable of $11.3 million at September 30, 2023 which is recorded in "Other assets" on the condensed consolidated balance sheets.

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
As of September 30, 2023, securities held-to-maturity with an amortized cost of $2.2 billion and a fair value of $2.0 billion were pledged as collateral primarily for the FRB secured line of credit, Bank Term Funding Program borrowings, and public deposits.

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
Three Months Ended September 30, 2023
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500

Nine Months Ended September 30, 2023
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

	September 30, 2023
Security Type	AAA	AA+	AA	AA-	A+	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$552,283	$409,001	$167,325	$86,149	$12,012	$1,791	$—	$—	$17,688	$1,246,249
Agency commercial
MBS	—	432,191	—	—	—	—	—	—	—	432,191
Private label
commercial MBS	349,296	—	—	—	—	—	—	—	—	349,296
U.S. Treasury
securities	—	186,308	—	—	—	—	—	—	—	186,308
Corporate debt
securities	—	—	—	—	—	—	—	44,339	25,703	70,042
Total	$901,579	$1,027,500	$167,325	$86,149	$12,012	$1,791	$—	$44,339	$43,391	$2,284,086

	December 31, 2022
Security Type	AAA	AA+	AA	AA-	A+	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$568,674	$385,990	$173,751	$95,471	$—	$1,901	$—	$—	$17,656	$1,243,443
Agency commercial
MBS	—	427,411	—	—	—	—	—	—	—	427,411
Private label
commercial MBS	345,825	—	—	—	—	—	—	—	—	345,825
U.S. Treasury
securities	—	184,162	—	—	—	—	—	—	—	184,162
Corporate debt
securities	—	—	—	—	—	—	23,244	20,999	25,551	69,794
Total	$914,499	$997,563	$173,751	$95,471	$—	$1,901	$23,244	$20,999	$43,207	$2,270,635

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Held-to-Maturity
The following table presents the contractual maturities of our securities held-to-maturity portfolio based on amortized cost and fair value as of the date indicated:

	September 30, 2023
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$—	$385,555	$860,694	$1,246,249
Agency commercial MBS	—	—	413,871	18,320	432,191
Private label commercial MBS	—	—	36,299	312,997	349,296
U.S. Treasury securities	—	—	186,308	—	186,308
Corporate debt securities	—	—	10,201	59,841	70,042
Total	$—	$—	$1,032,234	$1,251,852	$2,284,086

Fair Value:
Municipal securities	$—	$—	$349,756	$768,315	$1,118,071
Agency commercial MBS	—	—	362,665	15,917	378,582
Private label commercial MBS	—	—	31,967	270,695	302,662
U.S. Treasury securities	—	—	165,663	—	165,663
Corporate debt securities	—	—	8,150	40,167	48,317
Total	$—	$—	$918,201	$1,095,094	$2,013,295
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
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities, including available-for-sale and held-to-maturity, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Taxable interest	$38,062	$45,772	$114,961	$134,881
Non-taxable interest	4,872	6,872	14,697	23,571
Dividend income	2,392	491	4,058	1,007
Total interest income on investment securities	$45,326	$53,135	$133,716	$159,459

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
	2023	2022
	(In thousands)
Real estate mortgage	$14,056,774	$15,762,351
Real estate construction and land (1)	2,761,643	4,221,853
Commercial	4,756,921	8,297,182
Consumer	394,451	444,630
Total gross loans and leases held for investment	21,969,789	28,726,016
Deferred fees, net	(48,843)	(116,887)
Total loans and leases held for investment, net of deferred fees	21,920,946	28,609,129
Allowance for loan and lease losses	(222,297)	(200,732)
Total loans and leases held for investment, net (2)	$21,698,649	$28,408,397
____________________
(1)    Includes land and acquisition and development loans of $215.4 million and $153.5 million at September 30, 2023 and December 31, 2022.
(2)    Excludes accrued interest receivable of $95.4 million and $124.3 million at September 30, 2023 and December 31, 2022, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2023
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$1,224	$17,906	$19,130	$3,507,178	$3,526,308
Multi-family	—	—	—	5,279,659	5,279,659
Other residential	45,992	58,617	104,609	5,123,915	5,228,524
Total real estate mortgage	47,216	76,523	123,739	13,910,752	14,034,491
Real estate construction and land:
Commercial	—	—	—	465,266	465,266
Residential	—	—	—	2,272,271	2,272,271
Total real estate construction and land	—	—	—	2,737,537	2,737,537
Commercial:
Asset-based	—	363	363	2,287,530	2,287,893
Venture capital	—	—	—	1,464,160	1,464,160
Other commercial	500	251	751	1,001,626	1,002,377
Total commercial	500	614	1,114	4,753,316	4,754,430
Consumer	2,254	190	2,444	392,044	394,488
Total	$49,970	$77,327	$127,297	$21,793,649	$21,920,946

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$1,721	$29,269	$30,990	$3,815,841	$3,846,831
Multi-family	—	—	—	5,607,865	5,607,865
Other residential	101,728	39,875	141,603	6,134,025	6,275,628
Total real estate mortgage	103,449	69,144	172,593	15,557,731	15,730,324
Real estate construction and land:
Commercial	—	—	—	898,592	898,592
Residential	—	—	—	3,253,580	3,253,580
Total real estate construction and land	—	—	—	4,152,172	4,152,172
Commercial:
Asset-based	—	434	434	5,139,775	5,140,209
Venture capital	—	—	—	2,033,302	2,033,302
Other commercial	461	1,195	1,656	1,106,795	1,108,451
Total commercial	461	1,629	2,090	8,279,872	8,281,962
Consumer	1,935	149	2,084	442,587	444,671
Total	$105,845	$70,922	$176,767	$28,432,362	$28,609,129
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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2023			December 31, 2022
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$31,465	$3,494,843	$3,526,308	$42,509	$3,804,322	$3,846,831
Multi-family	—	5,279,659	5,279,659	—	5,607,865	5,607,865
Other residential	88,329	5,140,195	5,228,524	55,893	6,219,735	6,275,628
Total real estate mortgage	119,794	13,914,697	14,034,491	98,402	15,631,922	15,730,324
Real estate construction and land:
Commercial	—	465,266	465,266	—	898,592	898,592
Residential	—	2,272,271	2,272,271	—	3,253,580	3,253,580
Total real estate construction and land	—	2,737,537	2,737,537	—	4,152,172	4,152,172
Commercial:
Asset-based	363	2,287,530	2,287,893	865	5,139,344	5,140,209
Venture capital	2,001	1,462,159	1,464,160	—	2,033,302	2,033,302
Other commercial	3,031	999,346	1,002,377	4,345	1,104,106	1,108,451
Total commercial	5,395	4,749,035	4,754,430	5,210	8,276,752	8,281,962
Consumer	207	394,281	394,488	166	444,505	444,671
Total	$125,396	$21,795,550	$21,920,946	$103,778	$28,505,351	$28,609,129

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2023, nonaccrual loans and leases included $77.3 million of loans and leases 90 or more days past due, $11.9 million of loans and leases 30 to 89 days past due, and $36.1 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2022, nonaccrual loans and leases included $70.9 million of loans and leases 90 or more days past due, $6.8 million of loans and leases 30 to 89 days past due, and $26.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of September 30, 2023, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $20.5 million and represented 16% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	September 30, 2023
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$34,018	$127,716	$3,364,574	$3,526,308
Multi-family	70,809	45,646	5,163,204	5,279,659
Other residential	96,208	46,761	5,085,555	5,228,524
Total real estate mortgage	201,035	220,123	13,613,333	14,034,491
Real estate construction and land:
Commercial	—	—	465,266	465,266
Residential	—	2,640	2,269,631	2,272,271
Total real estate construction and land	—	2,640	2,734,897	2,737,537
Commercial:
Asset-based	2,602	12,552	2,272,739	2,287,893
Venture capital	2,001	100,533	1,361,626	1,464,160
Other commercial	5,079	16,036	981,262	1,002,377
Total commercial	9,682	129,121	4,615,627	4,754,430
Consumer	378	8,247	385,863	394,488
Total	$211,095	$360,131	$21,349,720	$21,920,946

	December 31, 2022
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$43,737	$106,493	$3,696,601	$3,846,831
Multi-family	3,611	60,330	5,543,924	5,607,865
Other residential	60,557	58,063	6,157,008	6,275,628
Total real estate mortgage	107,905	224,886	15,397,533	15,730,324
Real estate construction and land:
Commercial	—	91,334	807,258	898,592
Residential	—	45,155	3,208,425	3,253,580
Total real estate construction and land	—	136,489	4,015,683	4,152,172
Commercial:
Asset-based	865	56,836	5,082,508	5,140,209
Venture capital	2,753	127,907	1,902,642	2,033,302
Other commercial	6,473	13,233	1,088,745	1,108,451
Total commercial	10,091	197,976	8,073,895	8,281,962
Consumer	275	6,908	437,488	444,671
Total	$118,271	$566,259	$27,924,599	$28,609,129

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months	Nine Months		Three Months	Nine Months
		Ended	Ended		Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2023	2023	2023	2022	2022	2022
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$55	$—	$—	$15,546	$—	$—
Multi-family	—	—	—	—	—	—
Other residential	372	—	—	5,515	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial:
Asset-based	—	—	—	587	—	—
Venture capital	2,001	—	—	3,809	—	—
Other commercial	672	—	—	933	—	—
Consumer	207	—	—	367	—	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$31,410	$24	$80	$27,227	$16	$113
Multi-family	—	—	—	—	—	—
Other residential	87,957	—	—	27,535	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial:
Asset-based	363	—	—	1,539	—	—
Venture capital	—	—	—	—	—	—
Other commercial	2,359	8	8	6,684	7	368
Consumer	—	—	—	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$119,794	$24	$80	$75,823	$16	$113
Real estate construction and land	—	—	—	—	—	—
Commercial	5,395	8	8	13,552	7	368
Consumer	207	—	—	367	—	—
Total	$125,396	$32	$88	$89,742	$23	$481

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$3,796	$4,205	$12,066	$10,115	$45,592	$1	$—	$75,775
3-4 Pass	64,276	529,602	461,834	423,663	246,735	1,469,757	81,930	11,002	3,288,799
5 Special mention	—	9,440	3,582	25,524	17,707	71,463	—	—	127,716
6-8 Classified	767	—	529	445	2,320	29,957	—	—	34,018
Total	$65,043	$542,838	$470,150	$461,698	$276,877	$1,616,769	$81,931	$11,002	$3,526,308
Current YTD period:
Gross charge-offs	$34	$—	$—	$—	$76	$11,749	$—	$—	$11,859

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$28,202	$108,713	$32,008	$54,599	$104,919	$—	$—	$328,441
3-4 Pass	14,620	1,862,698	1,049,254	527,957	541,671	781,555	57,008	—	4,834,763
5 Special mention	—	—	—	4,684	11,283	29,679	—	—	45,646
6-8 Classified	—	—	6,000	8,600	25,639	30,570	—	—	70,809
Total	$14,620	$1,890,900	$1,163,967	$573,249	$633,192	$946,723	$57,008	$—	$5,279,659
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$2,000	$—	$2,000
3-4 Pass	197,921	1,883,380	2,820,056	68,000	—	17,838	96,268	92	5,083,555
5 Special mention	560	37,834	8,133	234	—	—	—	—	46,761
6-8 Classified	5,975	49,839	36,464	2,001	—	1,794	—	135	96,208
Total	$204,456	$1,971,053	$2,864,653	$70,235	$—	$19,632	$98,268	$227	$5,228,524
Current YTD period:
Gross charge-offs	$2,613	$19,512	$4,831	$648	$—	$4	$—	$—	$27,608
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	17,882	225,324	126,548	46,398	26,111	5,717	17,286	—	465,266
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$17,882	$225,324	$126,548	$46,398	$26,111	$5,717	$17,286	$—	$465,266
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4 Pass	35,715	989,759	676,122	425,418	—	26,825	115,792	—	2,269,631
5 Special mention	—	—	2,640	—	—	—	—	—	2,640
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$35,715	$989,759	$678,762	$425,418	$—	$26,825	$115,792	$—	$2,272,271
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$17,130	$255,800	$215,483	$57,083	$157,873	$294,245	$83,666	$—	$1,081,280
3-4 Pass	127,180	250,748	150,262	21,622	11,048	28,488	598,257	3,854	1,191,459
5 Special mention	—	126	—	61	—	—	12,348	17	12,552
6-8 Classified	—	—	—	—	—	363	2,239	—	2,602
Total	$144,310	$506,674	$365,745	$78,766	$168,921	$323,096	$696,510	$3,871	$2,287,893
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$150	$150

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(135)	$(8)	$—	$1,998	$—	$—	$126,514	$(448)	$127,921
3-4 Pass	60,919	137,098	127,975	6,558	6,222	1,022	837,749	56,162	1,233,705
5 Special mention	3,501	3,000	28,844	2,828	19,985	—	37,381	4,994	100,533
6-8 Classified	—	—	2,001	—	—	—	—	—	2,001
Total	$64,285	$140,090	$158,820	$11,384	$26,207	$1,022	$1,001,644	$60,708	$1,464,160
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$685	$2,092	$5,800	$(43)	$41	$(10)	$21,465	$—	$30,030
3-4 Pass	6,739	79,039	268,135	47,241	35,457	114,407	397,182	3,032	951,232
5 Special mention	1,748	2,710	764	643	—	2,322	7,754	95	16,036
6-8 Classified	—	—	—	—	261	1,938	1,650	1,230	5,079
Total	$9,172	$83,841	$274,699	$47,841	$35,759	$118,657	$428,051	$4,357	$1,002,377
Current YTD period:
Gross charge-offs	$—	$6,699	$—	$—	$28	$67	$516	$359	$7,669

Consumer
Internal risk rating:
1-2 High pass	$—	$29	$24	$5	$—	$—	$1,298	$—	$1,356
3-4 Pass	66	57,602	202,816	18,240	41,303	57,872	6,608	—	384,507
5 Special mention	—	1,938	4,752	261	1,193	—	103	—	8,247
6-8 Classified	—	80	—	50	93	137	1	17	378
Total	$66	$59,649	$207,592	$18,556	$42,589	$58,009	$8,010	$17	$394,488
Current YTD period:
Gross charge-offs	$—	$316	$539	$76	$238	$332	$1	$12	$1,514

Total Loans and Leases
Internal risk rating:
1-2 High pass	$17,680	$289,911	$334,225	$103,117	$222,628	$444,746	$234,944	$(448)	$1,646,803
3-4 Pass	525,318	6,015,250	5,883,002	1,585,097	908,547	2,503,481	2,208,080	74,142	19,702,917
5 Special mention	5,809	55,048	48,715	34,235	50,168	103,464	57,586	5,106	360,131
6-8 Classified	6,742	49,919	44,994	11,096	28,313	64,759	3,890	1,382	211,095
Total	$555,549	$6,410,128	$6,310,936	$1,733,545	$1,209,656	$3,116,450	$2,504,500	$80,182	$21,920,946
Current YTD period:
Gross charge-offs	$2,647	$26,527	$5,370	$724	$342	$12,152	$517	$521	$48,800
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

	Three Months Ended September 30, 2023
	Loan Modifications
	Balances (Amortized Cost Basis) at
	September 30, 2023
					Combination - Term
					Extension and
					Interest Rate		Total Loan
	Term Extension		Payment Delay		Reduction		Modifications
		% of		% of		% of		% of
		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Other residential	$4,001	0.1%	—	—%	—	—%	4,001	0.1%
Commercial:
Other commercial	1,508	0.2%	41	—%	6	—%	1,555	0.2%
Total	$5,509		$41		$6		$5,556

	Nine Months Ended September 30, 2023
	Loan Modifications
	Balances (Amortized Cost Basis) at
	September 30, 2023
					Combination - Term
					Extension and
					Interest		Total Loan
	Term Extension		Payment Delay		Reduction		Modifications
		% of		% of		% of		% of
		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Other residential	$15,311	0.3%	$—	—%	$—	—%	$15,311	0.3%
Commercial:
Other commercial	2,556	0.3%	41	—%	6	—%	2,603	0.3%
Consumer	15	—%	—	—%	2	—%	17	—%
Total	$17,882		$41		$8		$17,931

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the period indicated:

Three Months Ended September 30, 2023
Term Extension - Financial Effect
Real estate mortgage:
Other residential	Extended maturity by a weighted average 8 months.
Commercial:
Other commercial	Extended maturity by a weighted average 17 months.

Three Months Ended September 30, 2023
Payment Delay - Financial Effect
Commercial:
Other commercial	Provided 18 months of reduced payments to borrowers without extending the loan term.

Three Months Ended September 30, 2023
Combination - Term Extension and Interest Rate Reduction - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 3.0 years and reduced weighted average contractual interest rate from 11.75% to 7.50%.

Nine Months Ended September 30, 2023
Term Extension - Financial Effect
Real estate mortgage:
Other residential	Extended maturity by a weighted average 10 months.
Commercial:
Other commercial	Extended maturity by a weighted average 22 months.
Consumer	Extended maturity by a weighted average 12 months.

Nine Months Ended September 30, 2023
Payment Delay - Financial Effect
Commercial:
Other commercial	Provided 18 months of reduced payments to borrowers without extending the loan term.

Nine Months Ended September 30, 2023
Combination - Term Extension and Interest Rate Reduction - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 3.0 years and reduced weighted average contractual interest rate from 11.75% to 7.50%.
Consumer	Extended maturity by a weighted average 2.0 years and reduced weighted average contractual interest rate from 9.5% to 2.0%.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the payment status of our loan modifications made during the past nine months with related amortized cost balances as of the date indicated:

	Payment Status (Amortized Cost Basis) at
	September 30, 2023
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Other residential	$6,225	$7,662	$1,424	$15,311
Commercial:
Other commercial	2,599	4	—	2,603
Consumer	17	—	—	17
Total	$8,841	$7,666	$1,424	$17,931
At September 30, 2023, there were other residential real estate loans for $8.7 million and other commercial loans for $4,000 that had been modified in the form of a term extension during the preceding three-month period and subsequently defaulted during the three months ended September 30, 2023. There were other residential real estate loans for $9.1 million and other commercial loans for $4,000 that had been modified in the form of a term extension during the preceding nine-month period and subsequently defaulted during the nine months ended September 30, 2023.
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

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment	Loans	Investment	Investment
	(In thousands)
Real estate mortgage:
Multi-family	—	$—	$—	$1	$304	$—
Other residential	10	3,596	1,050	10	3,599	1,053
Real estate construction and land:
Residential	2	422	—	2	422	—
Commercial:
Venture capital	2	1,649	1,649	4	3,330	3,330
Other commercial	2	102	102	21	1,233	1,233
Consumer	—	—	—	1	18	18
Total	16	$5,769	$2,801	39	$8,906	$5,634
During the three and nine months ended September 30, 2022, there was one other residential real estate mortgage loan for $97,000 restructured in the preceding 12-month period that subsequently defaulted.

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$4,319	$2,815	$12,186	$7,694
The following table presents the components of leases receivable as of the dates indicated:

	September 30, 2023	December 31, 2022
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$256,361	$232,909
Unguaranteed residual assets	27,371	23,561
Deferred costs and other	2,822	1,815
Aggregate net investment in leases	$286,554	$258,285
The following table presents maturities of leases receivable as of the date indicated:

September 30, 2023
(In thousands)
Period ending December 31,
2023	$18,208
2024	83,442
2025	65,696
2026	47,073
2027	33,038
Thereafter	41,936
Total undiscounted cash flows	289,393
Less: Unearned income	(33,032)
Present value of lease payments	$256,361

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended September 30, 2023
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$132,808	$39,679	$37,221	$9,526	$219,234
Charge-offs	(5,757)	—	(335)	(603)	(6,695)
Recoveries	535	—	1,199	24	1,758
Net (charge-offs) recoveries	(5,222)	—	864	(579)	(4,937)
Provision	8,944	686	(1,411)	(219)	8,000
Balance, end of period	$136,530	$40,365	$36,674	$8,728	$222,297

	Nine Months Ended September 30, 2023
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$87,309	$52,320	$52,849	$8,254	$200,732
Charge-offs	(39,467)	—	(7,819)	(1,514)	(48,800)
Recoveries	797	—	2,916	152	3,865
Net (charge-offs) recoveries	(38,670)	—	(4,903)	(1,362)	(44,935)
Provision	87,891	(11,955)	(11,272)	1,836	66,500
Balance, end of period	$136,530	$40,365	$36,674	$8,728	$222,297

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$—	$—	$497	$—	$497
Collectively evaluated	$136,530	$40,365	$36,177	$8,728	$221,800

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$120,491	$—	$4,723	$—	$125,214
Collectively evaluated	13,914,000	2,737,537	4,749,707	394,488	21,795,732
Ending balance	$14,034,491	$2,737,537	$4,754,430	$394,488	$21,920,946

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2022
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$85,896	$41,169	$54,031	$7,609	$188,705
Charge-offs	(2,610)	—	(1,522)	(520)	(4,652)
Recoveries	231	29	1,996	18	2,274
Net (charge-offs) recoveries	(2,379)	29	474	(502)	(2,378)
Provision	(4,065)	8,474	(3,284)	1,875	3,000
Balance, end of period	$79,452	$49,672	$51,221	$8,982	$189,327

	Nine Months Ended September 30, 2022
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$98,624	$44,508	$48,718	$8,714	$200,564
Charge-offs	(4,323)	—	(5,266)	(1,096)	(10,685)
Recoveries	1,699	178	6,521	50	8,448
Net (charge-offs) recoveries	(2,624)	178	1,255	(1,046)	(2,237)
Provision	(16,548)	4,986	1,248	1,314	(9,000)
Balance, end of period	$79,452	$49,672	$51,221	$8,982	$189,327

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$3,108	$—	$749	$—	$3,857
Collectively evaluated	$76,344	$49,672	$50,472	$8,982	$185,470

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$77,503	$1,408	$12,973	$—	$91,884
Collectively evaluated	15,087,262	3,758,092	8,258,209	464,594	27,568,157
Ending balance	$15,164,765	$3,759,500	$8,271,182	$464,594	$27,660,041
The allowance for loan and lease losses increased by $3.1 million in the third quarter of 2023 to $222.3 million due primarily to an increase in qualitative reserves for loans secured by office properties, offset partially by net charge-offs and lower reserves needed for lower loan balances. For additional information regarding the calculation of the allowance for loan and lease losses using the CECL methodology, including discussion of forecasts used to estimate the allowance, please see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	September 30, 2023			December 31, 2022
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$120,735	$—	$120,735	$90,485	$—	$90,485
Real estate construction and land	—	—	—	1,402	—	1,402
Commercial	—	363	363	—	434	434
Total	$120,735	$363	$121,098	$91,887	$434	$92,321
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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	September 30, 2023
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$219,234	$37,571	$256,805
Charge-offs	(6,695)	—	(6,695)
Recoveries	1,758	—	1,758
Net charge-offs	(4,937)	—	(4,937)
Provision	8,000	(8,000)	—
Balance, end of period	$222,297	$29,571	$251,868

	Nine Months Ended
	September 30, 2023
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$200,732	$91,071	$291,803
Charge-offs	(48,800)	—	(48,800)
Recoveries	3,865	—	3,865
Net charge-offs	(44,935)	—	(44,935)
Provision	66,500	(61,500)	5,000
Balance, end of period	$222,297	$29,571	$251,868

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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  FORECLOSED ASSETS, NET
The following table summarizes foreclosed assets, net of the valuation allowance, as of the dates indicated:

	September 30,	December 31,
Property Type	2023	2022
	(In thousands)
Single-family residence	$6,829	$5,022
Total other real estate owned, net	6,829	5,022
Other foreclosed assets	—	—
Total foreclosed assets, net	$6,829	$5,022
The following table presents the changes in foreclosed assets, net of the valuation allowance, for the period indicated:

Foreclosed
Assets, Net
(In thousands)
Balance, December 31, 2022	$5,022
Transfers to foreclosed assets from loans	15,950
Provision for losses	(701)
Reductions related to sales	(13,442)
Balance, September 30, 2023	$6,829
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
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2022	$1,376,736
Impairment	(1,376,736)
Balance, September 30, 2023	$—

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
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$90,800	$133,850	$91,550	$133,850
Fully amortized portion	—	(42,300)	(750)	(42,300)
Balance, end of period	90,800	91,550	90,800	91,550
Accumulated Amortization:
Balance, beginning of period	(64,219)	(96,191)	(60,169)	(88,893)
Amortization expense	(2,389)	(3,649)	(7,189)	(10,947)
Fully amortized portion	—	42,300	750	42,300
Balance, end of period	(66,608)	(57,540)	(66,608)	(57,540)
Net CDI and CRI, end of period	$24,192	$34,010	$24,192	$34,010
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

September 30, 2023
(In thousands)
Period ending December 31,
2023	$1,896
2024	6,404
2025	4,087
2026	3,481
2027	2,876
Thereafter	5,448
Net CDI and CRI	$24,192

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	September 30,	December 31,
Other Assets	2023	2022
	(In thousands)
LIHTC investments	$313,110	$328,555
Cash surrender value of BOLI	207,946	207,797
Interest receivable	134,377	157,109
Operating lease ROU assets, net (1)	121,980	126,255
Taxes receivable	89,231	89,924
SBIC investments	77,830	62,227
Equity investments without readily determinable fair values	65,129	63,280
Prepaid expenses	46,019	26,752
Equity warrants (2)	3,807	4,048
Equity investments with readily determinable fair values	1	1
Other receivables/assets	134,378	148,834
Total other assets	$1,193,808	$1,214,782
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
NOTE 8. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease expense:
Fixed costs	$8,580	$8,682	$24,749	$26,203
Variable costs	115	33	180	92
Short-term lease costs	148	379	770	1,122
Sublease income	(273)	(955)	(1,518)	(3,108)
Net lease expense	$8,570	$8,139	$24,181	$24,309
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,609	$26,643
ROU assets obtained in exchange for lease obligations:
Operating leases	$20,909	$28,420

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$121,980	$126,255
Operating lease liabilities	$144,027	$148,401

Weighted average remaining lease term (in years)	6.5	6.6
Weighted average discount rate	2.97%	2.64%
The following table presents the maturities of operating lease liabilities as of the date indicated:

September 30, 2023
(In thousands)
Period ending December 31,
2023	$7,836
2024	31,371
2025	28,274
2026	23,384
2027	17,284
Thereafter	53,077
Total operating lease liabilities	161,226
Less: Imputed interest	(17,199)
Present value of operating lease liabilities	$144,027
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings. The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the nine months ended September 30, 2023 and 2022.
The following table presents the rental payments to be received on operating leases as of the date indicated:

September 30, 2023
(In thousands)
Period ending December 31,
2023	$9,856
2024	45,411
2025	38,580
2026	33,848
2027	25,786
Thereafter	79,739
Total undiscounted cash flows	$233,220

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Bank Term Funding Program	$4,910,000	4.38%	$—	—%
Repurchase agreement (1)	1,260,743	8.50%	—	—%
Credit-linked notes	123,782	16.00%	132,030	14.56%
FHLB secured advances	—	—%	1,270,000	4.62%
AFX short-term borrowings	—	—%	250,000	4.68%
FHLB unsecured overnight advance	—	—%	112,000	4.37%
Total borrowings	$6,294,525	5.43%	$1,764,030	5.36%
___________________
(1)    Balance is net of unamortized issuance costs of $10.9 million and $4.8 million of accrued exit fees. Rate calculation does not include the effects of issuance costs and exit fees.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of September 30, 2023 of $4.3 billion, collateralized by a blanket lien on $8.5 billion of qualifying loans and $18.4 million of securities. As of September 30, 2023, there were no balances outstanding. As of December 31, 2022, the balance outstanding was $1.3 billion, which consisted of an overnight advance and two term advances with maturity dates of January 2023 and February 2023.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2023, the Bank had secured borrowing capacity of $6.5 billion collateralized by liens covering $6.8 billion of qualifying loans and $1.5 billion of securities. As of September 30, 2023 and December 31, 2022, there were no balances outstanding.
FRBSF Bank Term Funding Program. In March of 2023, the Bank participated in the FRBSF Bank Term Funding Program. As of September 30, 2023, the Bank had secured borrowing capacity of $4.9 billion collateralized by the par value of pledged securities totaling $4.9 billion. As of September 30, 2023, the balance outstanding was $4.9 billion consisting of two term advances maturing in March 2024.
Repurchase Agreement. In March of 2023, the Bank entered into a repurchase agreement through which it borrowed $1.4 billion that was collateralized by loans with a principal balance of $2.1 billion. In connection with this borrowing, the Bank incurred $17.9 million of issuance costs and accrued $0.4 million in exit fees. The repurchase agreement is to be repaid with collections on the underlying loans. The repurchase agreement has a term of 18 months, under which the interest rate is 8.50% for amounts outstanding during the first nine months and 8.75% for amounts outstanding during the last nine months. The Bank has the option to pay off the repurchase agreement after the first nine months. Per the terms of the agreement, a reserve account equal to 1.5% of the facility commitment amount was deposited with a third-party bank to be used for certain purposes. Any remaining funds will be returned to PacWest at the time of payoff or maturity of the facility. At September 30, 2023, the borrowing amount outstanding was $1.3 billion collateralized by loans with a principal balance of $2.0 billion.
Credit-Linked Notes. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.68% at September 30, 2023. The notes are linked to the credit risk of an approximately $2.51 billion reference pool of previously purchased single-family residential mortgage loans at September 30, 2023. The notes are due June 27, 2052. Principal payments on the notes are based only on scheduled and unscheduled principal that is actually collected on these loans. The notes are reported at fair value of $123.8 million at September 30, 2023. See Note 12. Fair Value Option for additional information.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Federal Funds Arrangements with Commercial Banks. As of September 30, 2023, the Bank had unsecured lines of credit of $100.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of September 30, 2023 and December 31, 2022, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2023, there was no balance outstanding. As of December 31, 2022, the balance outstanding was $250.0 million, which consisted of $250.0 million in overnight borrowings.
Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	September 30, 2023		December 31, 2022		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset) (6)
	(Dollars in thousands)
Subordinated notes, net (2)	$395,520	3.25%	$395,134	3.25%	4/30/2021	5/1/2031	Fixed rate (3)
Trust V	10,310	8.77%	10,310	7.84%	8/15/2003	9/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	8.72%	10,310	7.82%	9/3/2003	9/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	8.62%	5,155	7.69%	9/17/2003	9/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	8.38%	61,856	7.16%	2/5/2004	4/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	7.36%	20,619	6.46%	8/15/2005	9/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	7.27%	16,495	6.37%	1/25/2007	3/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	7.22%	10,310	6.32%	9/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	7.62%	82,475	6.72%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	7.58%	128,866	6.36%	12/14/2005	1/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	10.45%	51,545	6.36%	2/22/2006	4/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	7.58%	51,550	6.36%	9/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (4)	27,252	5.76%	27,592	3.66%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	10.45%	16,470	6.36%	12/5/2006	1/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	7.58%	6,650	6.36%	12/19/2006	1/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	7.58%	39,177	6.36%	6/13/2007	7/30/2037	3-month Term SOFR + 1.95
Total subordinated debt	934,560	5.96%	934,514	5.08%
Acquisition discount (5)	(63,664)		(67,427)
Net subordinated debt	$870,896		$867,087
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $4.5 million.
(3)    Interest rate is fixed until May 1, 2026, when it changes to a floating rate and resets quarterly at a benchmark rate plus 252 basis points.
(4)    Denomination is in Euros with a value of €25.8 million.
(5)    Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
(6)    On July 1, 2023, interest rates transitioned to Term SOFR or Prime plus the relevant spread adjustment as the applicable benchmark upon the cessation of LIBOR on June 30, 2023.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  DERIVATIVES
To a limited extent, the Company utilizes interest rate swaps contracts with clients and counterparty banks for the purpose of offsetting or hedging exposures arising out of lending and borrowing transactions. The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive fixed/ pay floating" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $106.4 million at September 30, 2023. The Company has also hedged the interest rate risk and foreign currency risk on €25.8 million of subordinated debt utilizing a combined cross currency swap/interest rate swap, which has had the effect of hedging the foreign currency risk and fixing the Euribor-based floating rate instrument at a fixed rate of 2.76% through July 2025. The outputs from the Company's NII simulation analysis and MVE modeling reflect the impact of these interest rate/currency swaps, however, the impact is not material. During the year ended December 31, 2022 and the nine months ended September 30, 2023, there were no changes to our hedging program described above. The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	September 30, 2023		December 31, 2022
	Notional	Fair	Notional	Fair
Derivatives Not Designated As Hedging Instruments	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$106,357	$6,654	$108,451	$6,013
Foreign exchange contracts	37,118	1,809	37,029	1,801
Interest rate and economic contracts	143,475	8,463	145,480	7,814
Equity warrant assets	16,757	3,807	18,209	4,048
Total	$160,232	$12,270	$163,689	$11,862

Derivative Liabilities:
Interest rate contracts	$106,357	$6,485	$108,451	$5,825
Foreign exchange contracts	37,118	446	37,029	81
Total	$143,475	$6,931	$145,480	$5,906
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
NOTE 11.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	September 30,	December 31,
	2023	2022
	(In thousands)
Loan commitments to extend credit	$5,289,221	$11,110,264
Standby letters of credit	265,191	320,886
Total	$5,554,412	$11,431,150
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $29.6 million at September 30, 2023 and $91.1 million at December 31, 2022.
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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of September 30, 2023 and December 31, 2022, we had commitments to contribute capital to these entities totaling $76.6 million and $76.9 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

September 30, 2023
(In thousands)
Period ending December 31,
2023	$41,422
2024	35,176
Total	$76,598
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.51 billion reference pool of previously purchased single-family residential mortgage loans. The principal balance of the credit-linked notes was $126.1 million at September 30, 2023. The carrying value of the credit-linked notes at September 30, 2023 was the estimated fair value of $123.8 million.
The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Credit-Linked Notes	2023	2022	2023	2022
	(In thousands)
Changes in fair value - losses	$5,422	$—	$3,896	$—
Changes in fair value - other comprehensive income	$(3,050)	$—	$(7,107)	$—
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	September 30,	December 31,
Credit-Linked Notes	2023	2022
	(In thousands)
Carrying value reported on the consolidated balance sheets	$123,782	$132,030
Aggregate unpaid principal balance in excess of (less than) fair value	2,300	(911)

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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At September 30, 2023, the fair value of these investments was $77.8 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	September 30, 2023
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$2,000,900	$—	$2,000,900	$—
U.S. Treasury securities	664,202	664,202	—	—
Agency commercial MBS	470,894	—	470,894	—
Agency residential CMOs	417,979	—	417,979	—
Municipal securities	336,531	—	336,531	—
Corporate debt securities	285,288	—	282,924	2,364
Private label residential CMOs	148,946	—	148,946	—
Collateralized loan obligations	105,980	—	105,980	—
Private label commercial MBS	21,653	—	21,653	—
Asset-backed securities	20,991	—	20,991	—
SBA securities	13,808	—	13,808	—
Total securities available-for-sale	$4,487,172	$664,202	$3,820,606	$2,364
Equity investments with readily determinable fair values	$1	$1	$—	$—
Derivatives (1):
Equity warrants	3,807	—	—	3,807
Interest rate and economic contracts	8,463	—	8,463	—
Derivative liabilities	6,931	—	6,931	—
Credit-linked notes	123,782	—	—	123,782

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
During the nine months ended September 30, 2023, there was a $36,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was also an $3.0 million transfer of corporate debt securities from Level 2 to Level 3 during the nine months ended September 30, 2023.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	September 30, 2023
	Corporate Debt Securities
	Input or	Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	4.2% - 6.5%	5.3%
Discount rates	8.8% - 11.1%	9.9%
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	September 30, 2023
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	13.8% - 153.8%	26.4%
Risk-free interest rate	4.6% - 5.5%	4.8%
Remaining life assumption (in years)	0.08 - 5.00	3.30
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label commercial MBS available-for-sale, equity warrants, and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2022	$—	$4,048	$132,030
Total included in earnings	—	(545)	3,896
Total included in other comprehensive income	(636)	—	(7,107)
Issuances	—	524	—
Principal payments	—	—	(5,037)
Transfer from Level 2	3,000	—	—
Exercises and settlements	—	(184)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	(36)	—
Balance, September 30, 2023	$2,364	$3,807	$123,782

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$(636)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	September 30, 2023
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$34,343	$—	$28,234	$6,109
OREO	322	—	322	—
Total non-recurring	$34,665	$—	$28,556	$6,109

	Fair Value Measurement as of
	December 31, 2022
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$34,077	$—	$28,065	$6,012
OREO	47	—	47	—
Total non-recurring	$34,124	$—	$28,112	$6,012

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Nine Months Ended
Losses on Assets	September 30,		September 30,
Measured on a Non-Recurring Basis	2023	2022	2023	2022
	(In thousands)
Individually evaluated loans and leases	$6,108	$5,234	$11,083	$6,892
OREO	16	—	16	—
Total losses	$6,124	$5,234	$11,099	$6,892
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	September 30, 2023
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(Dollars in thousands)
Individually evaluated
loans and leases (1)	$1,504	Discounted cash flows	Discount rates	9.25% - 9.25%	9.25%
Individually evaluated
loans and leases	4,605	Third-party appraisals	No discounts
Total non-recurring Level 3	$6,109
____________________
(1)    Relates to one loan at September 30, 2023.
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$182,261	$182,261	$182,261	$—	$—
Interest-earning deposits in financial institutions	5,887,406	5,887,406	5,887,406	—	—
Securities available-for-sale	4,487,172	4,487,172	664,202	3,820,606	2,364
Securities held-to-maturity	2,282,586	2,013,295	165,663	1,844,757	2,875
Investment in FHLB stock	17,250	17,250	—	17,250	—
Loans held for sale	188,866	188,906	—	188,906	—
Loans and leases held for investment, net	21,698,649	19,585,880	—	28,234	19,557,646
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	3,807	3,807	—	—	3,807
Interest rate and economic contracts	8,463	8,463	—	8,463	—
Servicing rights	701	701	—	—	701

Financial Liabilities:
Demand, checking, money market, and savings deposits	19,483,888	19,483,888	—	19,483,888	—
Time deposits	7,114,793	7,063,958	—	7,063,958	—
Borrowings	6,294,525	6,278,804	4,894,279	—	1,384,525
Subordinated debt	870,896	729,712	—	729,712	—
Derivative liabilities	6,931	6,931	—	6,931	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$212,273	$212,273	$212,273	$—	$—
Interest-earning deposits in financial institutions	2,027,949	2,027,949	2,027,949	—	—
Securities available-for-sale	4,843,487	4,843,487	670,070	4,173,417	—
Securities held-to-maturity	2,269,135	2,110,472	171,700	1,938,772	—
Investment in FHLB stock	34,290	34,290	—	34,290	—
Loans held for sale	65,076	65,501	—	65,501	—
Loans and leases held for investment, net	28,408,397	26,627,985	—	28,065	26,599,920
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	4,048	4,048	—	—	4,048
Interest rate and economic contracts	7,814	7,814	—	7,814	—
Servicing rights	633	633	—	—	633

Financial Liabilities:
Demand, checking, money market, and savings deposits	29,198,491	29,198,491	—	29,198,491	—
Time deposits	4,737,843	4,700,054	—	4,700,054	—
Borrowings	1,764,030	1,764,037	882,000	750,007	132,030
Subordinated debt	867,087	870,534	—	870,534	—
Derivative liabilities	5,906	5,906	—	5,906	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2023, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14.  EARNINGS PER COMMON SHARE
The following table presents the computations of basic and diluted net earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Basic Earnings Per Common Share:
Net (loss) earnings	$(23,344)	$131,616	$(1,416,182)	$374,104
Less: Preferred stock dividends	(9,947)	(9,392)	(29,841)	(9,392)
Net (loss) earnings available to common stockholders	(33,291)	122,224	(1,446,023)	364,712
Less: Earnings allocated to unvested restricted stock (1)	374	(2,331)	136	(6,721)
Net (loss) earnings allocated to common shares	$(32,917)	$119,893	$(1,445,887)	$357,991

Weighted-average basic shares and unvested restricted
stock outstanding	120,004	120,342	120,172	119,989
Less: Weighted-average unvested restricted stock
outstanding	(1,446)	(2,556)	(1,922)	(2,422)
Weighted-average basic shares outstanding	118,558	117,786	118,250	117,567

Basic (loss) earnings per common share	$(0.28)	$1.02	$(12.23)	$3.04

Diluted Earnings Per Common Share:
Net (loss) earnings allocated to common shares	$(32,917)	$119,893	$(1,445,887)	$357,991

Weighted-average diluted shares outstanding	118,558	117,786	118,250	117,567

Diluted (loss) earnings per common share	$(0.28)	$1.02	$(12.23)	$3.04
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

	Three Months Ended September 30, 2023
	2023		2022
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$446,084	$—	$410,044	$—
Noninterest Income:
Service charges on deposit accounts	4,018	4,018	3,608	3,608
Other commissions and fees	7,641	3,974	10,034	3,834
Leased equipment income	14,554	—	12,835	—
(Loss) gain on sale of loans	(1,901)	—	58	—
Loss on sale of securities	—	—	86	—
Dividends and gains on equity investments	3,837	—	3,228	—
Warrant (loss) income	(88)	—	292	—
LOCOM HFS adjustment	307	—	—	—
Other income	15,440	117	8,478	359
Total noninterest (loss) income	43,808	8,109	38,619	7,801
Total Revenue	$489,892	$8,109	$448,663	$7,801
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	September 30,
	2023	2022
	(In thousands)
Products and services transferred at a point in time	$3,698	$3,718
Products and services transferred over time	4,411	4,083
Total revenue from contracts with customers	$8,109	$7,801

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2023		2022
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$1,503,760	$—	$1,083,466	$—
Noninterest Income:
Service charges on deposit accounts	11,906	11,906	10,813	10,813
Other commissions and fees	29,226	12,528	32,427	11,608
Leased equipment income	50,798	—	38,264	—
(Loss) gain on sale of loans	(157,820)	—	130	—
Loss on sale of securities	—	—	(1,019)	—
Dividends and (losses) gains on equity investments	7,593	—	(4,050)	—
Warrant (loss) income	(545)	—	2,536	—
LOCOM HFS adjustment	(11,636)	—	—	—
Other income	22,595	628	14,682	422
Total noninterest (loss) income	(47,883)	25,062	93,783	22,843
Total Revenue	$1,455,877	$25,062	$1,177,249	$22,843
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Products and services transferred at a point in time	$11,899	$11,415
Products and services transferred over time	13,163	11,428
Total revenue from contracts with customers	$25,062	$22,843
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	September 30, 2023	December 31, 2022
	(In thousands)
Receivables, which are included in "Other assets"	$1,477	$1,403
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$435	$488
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the nine months ended September 30, 2023 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $53,000.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the annual meeting of stockholders held on May 11, 2021, the Company's stockholders approved the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the “Amended and Restated 2017 Plan”). The Company’s Amended and Restated 2017 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until December 31, 2026. The Amended and Restated 2017 Plan authorizes grants of stock-based compensation instruments to issue up to 6,650,000 shares. As of September 30, 2023, there were 2,032,871 shares available for grant under the Amended and Restated 2017 Plan.
Restricted Stock
Restricted stock amortization totaled $0.3 million and $9.5 million for the three months ended September 30, 2023 and 2022 and $12.9 million and $26.1 million for the nine months ended September 30, 2023 and 2022. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to unvested TRSAs and PRSUs as of September 30, 2023 totaled $49.4 million.
Time-Based Restricted Stock Awards
At September 30, 2023, there were 1,380,848 shares of unvested TRSAs outstanding. TRSAs generally vest ratably over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to TRSAs is based on the fair value of the underlying award on the grant date and is recognized over the vesting period using the straight-line method.
Performance-Based Restricted Stock Units
At September 30, 2023, there were 656,049 units of unvested PRSUs that have been granted. The PRSUs will vest only if performance goals with respect to certain financial metrics are met over a three-year performance period. The shares underlying the PRSUs are not considered issued and outstanding until they vest. PRSUs are granted and initially expensed based on a target number. The number of shares that will ultimately vest based on actual performance will range from zero to a maximum of 200% of target.
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
Preferred Stock
At September 30, 2023, our preferred stock of $498.5 million represents 20,530,000 depositary shares (the “Depositary Shares”), each representing a 1/40th ownership interest in a share of the Company’s 7.75% fixed rate reset non-cumulative, non-convertible, perpetual preferred stock, Series A, par value $0.01 per share (the “Series A preferred stock”), with a liquidation preference of $1,000 per share of Series A preferred stock (equivalent to $25.00 per Depositary Share). The Series A preferred stock qualifies as Tier 1 capital for purposes of regulatory capital calculations. The Series A preferred stock is perpetual and has no maturity date.

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
ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
This standard amends certain Subtopics of the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532, "Disclosure Update and Simplification" that was issued in 2018. The amendments in this standard should be applied prospectively. Early adoption is prohibited.

		The effective date for each amendment will be the date on which the SEC's removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective.	The Company is evaluating the impact of this standard on its consolidated financial statements.
NOTE 18.  SUBSEQUENT EVENTS
Common Stock Dividends
On November 1, 2023, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.01 per common share. The cash dividend is payable on November 27, 2023 to stockholders of record at the close of business on November 13, 2023.
Preferred Stock Dividends
On November 1, 2023, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on November 28, 2023 to stockholders of record at the close of business on November 13, 2023.
The Company has evaluated events that have occurred subsequent to September 30, 2023 and have concluded there are no other subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

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
•cyber security risks that relate to our information technology infrastructure and those of our third party providers and vendors;

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
In managing the top line of our business, we focus on loan yield, deposit cost, and net interest margin. Net interest income, on a year-to-date basis in 2023, accounted for 108.7% of net revenue (net interest income plus noninterest income).
At September 30, 2023, the Company had total assets of $36.9 billion, including $22.1 billion of total loans and leases, net of deferred fees, $4.5 billion of securities available-for-sale, $2.3 billion of securities held-to-maturity, and $5.9 billion of interest-earning deposits in financial institutions compared to $41.2 billion of total assets at December 31, 2022, including $28.7 billion of total loans and leases, net of deferred fees, $4.8 billion of securities available-for-sale, $2.3 billion securities held-to-maturity, and $2.0 billion of interest-earning deposits in financial institutions. The $4.4 billion decrease in total assets since year-end was due primarily to a $6.6 billion decrease in loans and leases, net of deferred fees, attributable mainly to loan sales, and a $1.4 billion decrease in goodwill, offset partially by a $3.9 billion increase in interest-earning deposits in financial institutions. See "- Recent Events" for discussion regarding the Company's loan sales during the three months ended June 30, 2023.

At September 30, 2023, the Company had total liabilities of $34.5 billion, including total deposits of $26.6 billion and borrowings of $6.3 billion, compared to $37.3 billion of total liabilities at December 31, 2022, including $33.9 billion of total deposits and $1.8 billion borrowings. The $2.8 billion decrease in total liabilities since year-end was due mainly to a $7.3 billion decrease in deposits, offset partially by an increase of $4.5 billion in borrowings, attributable mainly to the $4.9 billion of borrowings made under the Bank Term Funding Program in March 2023.
At September 30, 2023, the Company had total stockholders' equity of $2.4 billion compared to $4.0 billion at December 31, 2022. The $1.6 billion decrease in stockholders' equity since year-end was due mainly to the net loss of $1.42 billion for the nine months ended September 30, 2023 attributable primarily to a $1.38 billion goodwill impairment charge in the first quarter of 2023. Our consolidated common equity Tier 1 (CET1), Tier 1 capital and Total capital ratios increased to 11.23%, 13.84%, and 17.83% at September 30, 2023 due primarily to a decrease in risk-weighted assets.
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
The loans held for sale balance at June 30, 2023 was $478.1 million and consisted of National Construction, Lender Finance, and Civic loans. In July 2023, approximately $285 million of National Construction loans were sold with minimal gain/loss. The loans held for sale balance at September 30, 2023 was $188.9 million and consisted almost entirely of Lender Finance loans.
LIBOR Transition Update
Effective July 1, 2023, LIBOR is no longer published for the overnight, one-month, three-month, six-month, and twelve-month settings. Alternative reference rates, including prevailing fall-back indexes adopted by the banking industry, have been incorporated into all legacy LIBOR contracts as part of the Company's LIBOR remediation plan. Any remaining legacy LIBOR contracts as of the third quarter of 2023 are set to transition to their applicable alternate reference rate at their first rate reset date after June 30, 2023.
Banc of California, Inc. Merger Agreement
On July 25, 2023, PacWest announced the signing of a definitive agreement and plan of merger (the "merger agreement") whereby PacWest will merge with Banc of California, Inc. ("Banc" and following the merger, the "combined company") (the "merger"). Upon the terms and subject to the conditions set forth in the merger agreement, at closing each share of common stock of PacWest issued and outstanding immediately prior to the closing (subject to certain exceptions) will be converted into the right to receive 0.6569 of a share of common stock of Banc. In addition, in connection with the closing, each share of Series A preferred stock will be converted into the right to receive one share of a newly created series of preferred stock of Banc having such powers, preferences and rights, and such qualifications, limitations and restrictions, taken as a whole, that are not materially less favorable to the holders of the Series A preferred stock. Concurrently with its entry into the merger agreement, Banc entered into separate investment agreements with affiliates of funds managed by Warburg Pincus LLC (the "Warburg Investors") and certain investment vehicles sponsored, managed or advised by Centerbridge Partners, L.P. (the "Centerbridge Investor" and collectively with the Warburg Investors, the "Investors") to invest, substantially concurrently with the merger closing, in an aggregate of $400 million of shares of Banc common stock and Banc non-voting, common-equivalent stock, and Banc will issue to the Investors warrants to purchase approximately 18.9 million shares of Banc non-voting, common-equivalent stock or shares of Banc common stock (collectively, the "equity investments").

Banc, headquartered in Santa Ana, California, is the parent of Banc of California, N.A., with $9.25 billion in assets with 32 offices including 26 full-service branches located throughout Southern California at September 30, 2023. In connection with the merger, Banc of California, N.A. will merge with and into Pacific Western Bank, which will take the Banc of California name and become a Federal Reserve member.
The merger, which was approved by the PacWest and Banc boards of directors, and with respect to which all regulatory approvals have been received as of October 19, 2023, is expected to close on or about November 30, 2023. The transaction remains subject to certain closing conditions, including the closing of the equity investments described above occurring substantially concurrently with the merger closing and requisite approval by the stockholders of each company.
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
Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our primary interest-bearing liabilities are deposits and borrowings. While our deposit balances will fluctuate depending on our customers’ liquidity and cash flow, market conditions, and competitive pressures, we seek to minimize the impact of these variances by attracting a high percentage of noninterest-bearing deposits. During 2023, our net interest margin has been negatively impacted because we increased our usage of brokered deposits to replace outflows of non-brokered deposits. Our net interest margin and level of net interest income have been and will be negatively impacted by the sale of the three non-core loan portfolios in the second quarter of 2023. Our current priorities are to increase customer deposits to replace brokered deposits, which will reduce our interest expense, and to reduce operating expenses to offset the expected lower interest income as a result of the loan portfolio sales.
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
The following table presents the calculation of our efficiency ratio for the periods indicated:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Efficiency Ratio		2023	2022	2023	2022
		(Dollars in thousands)
Noninterest expense		$201,103	$195,618	$2,094,543	$546,689
Less:	Intangible asset amortization	2,389	3,649	7,189	10,947
	Foreclosed assets (income) expense, net	(609)	(248)	(244)	(3,629)
	Goodwill impairment	—	—	1,376,736	—
	Acquisition, integration and reorganization costs	9,925	—	30,833	—
	Noninterest expense used for efficiency ratio	189,398	192,217	680,029	539,371
Less:	Unfunded commitments fair value loss adjustments	—	—	106,767	—
	Noninterest expense used for adjusted efficiency ratio	$189,398	$192,217	$573,262	$539,371

Net interest income (tax equivalent)		$130,729	$338,558	$598,421	$979,010
Noninterest income (loss)		43,808	38,619	(47,883)	93,783
	Net revenues	174,537	377,177	550,538	1,072,793
Less:	Gain (loss) on sale of securities	—	86	—	(1,019)
	Net revenues used for efficiency ratio	174,537	377,091	550,538	1,073,812
Less:	Legal recovery	(14,500)	—	(14,500)	—
Add:	Loan fair value loss adjustments	—	—	170,971	—
	Net revenues used for adjusted efficiency ratio	$160,037	$377,091	$707,009	$1,073,812

Efficiency ratio (1)		108.5%	51.0%	123.5%	50.2%
Adjusted efficiency ratio (2)		118.3%	51.0%	81.1%	50.2%
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

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Return on Average Tangible Common Equity		2023	2022	2023	2022
		(Dollars in thousands)
Net (loss) earnings		$(23,344)	$131,616	$(1,416,182)	$374,104

(Loss) earnings before income taxes		$(26,566)	$175,182	$(1,551,349)	$500,417
Add:	Goodwill impairment	—	—	1,376,736	—
Add:	Intangible asset amortization	2,389	3,649	7,189	10,947
	Adjusted (loss) earnings before income taxes	(24,177)	178,831	(167,424)	511,364
Adjusted income tax (benefit) expense (1)		(2,925)	44,529	(64,793)	128,864
	Adjusted net (loss) earnings	(21,252)	134,302	(102,631)	382,500
Less:	Preferred stock dividends	9,947	9,392	29,841	9,392
	Adjusted net (loss) earnings available to
	common stockholders	$(31,199)	$124,910	$(132,472)	$373,108

Average stockholders' equity		$2,480,710	$4,011,179	$3,060,696	$3,837,609
Less:	Average intangible assets	25,499	1,441,689	476,721	1,445,332
Less:	Average preferred stock	498,516	498,516	498,516	213,698
	Average tangible common equity	$1,956,695	$2,070,974	$2,085,459	$2,178,579

Return on average equity (2)		(3.73)%	13.02%	(61.86)%	13.03%
Return on average tangible common equity (3)		(6.33)%	23.93%	(8.49)%	22.90%
___________________________________
(1)     Effective tax rates of 12.1% and 24.9% used for the three months ended September 30, 2023 and 2022. Adjusted effective tax rate of 38.7% used for the nine months ended September 30, 2023 to exclude goodwill impairment from the tax rate calculation; effective tax rate of 25.2% used for the nine months ended September 30, 2022.
(2)     Annualized net (loss) earnings divided by average stockholders' equity.
(3)     Annualized adjusted net earnings available to common stockholders divided by average tangible common equity.

	Three Months Ended		Nine Months Ended
Adjusted Return on Average	September 30,		September 30,
Tangible Common Equity	2023	2022	2023	2022
	(Dollars in thousands)
(Loss) earnings before income taxes	$(26,566)	$175,182	$(1,551,349)	$500,417
Add: Goodwill impairment	—	—	1,376,736	—
Add: Intangible asset amortization	2,389	3,649	7,189	10,947
Add: Acquisition, integration, and reorganization costs	9,925	—	30,833	—
Less: Legal recovery	(14,500)	—	(14,500)	—
Add: Loan fair value loss adjustments	—	—	170,971	—
Add: Unfunded commitments fair value
loss adjustments	—	—	106,767	—
Add: Civic loan sale charge-offs	—	—	22,446	—
Adjusted (loss) earnings before income taxes	(28,752)	178,831	149,093	511,364
Adjusted income tax (benefit) expense (1)	(3,479)	44,529	57,699	128,864
Adjusted (loss) net earnings	(25,273)	134,302	91,394	382,500
Less: Preferred stock dividends	9,947	9,392	29,841	9,392
Adjusted net (loss) earnings available to
common stockholders	$(35,220)	$124,910	$61,553	$373,108

Average stockholders' equity	$2,480,710	$4,011,179	$3,060,696	$3,837,609
Less: Average intangible assets	25,499	1,441,689	476,721	1,445,332
Less: Average preferred stock	498,516	498,516	498,516	213,698
Average tangible common equity	$1,956,695	$2,070,974	$2,085,459	$2,178,579

Adjusted return on average tangible common equity (2)	(7.14)%	23.93%	3.95%	22.90%
___________________________________
(1)     Effective tax rates of 12.1% and 24.9% used for the three months ended September 30, 2023 and 2022. Adjusted effective tax rate of 38.7% used for the nine months ended September 30, 2023 to exclude goodwill impairment from the tax rate calculation; effective tax rate of 25.2% used for the nine months ended September 30, 2022.
(2)     Annualized adjusted net earnings available to common stockholders divided by average tangible common equity.

Tangible Common Equity Ratio and	September 30,	December 31,
Tangible Book Value Per Common Share	2023	2022
	(Dollars in thousands, except per share data)
Stockholders’ equity	$2,399,277	$3,950,531
Less: Preferred stock	498,516	498,516
Total common equity	1,900,761	3,452,015
Less: Intangible assets	24,192	1,408,117
Tangible common equity	$1,876,569	$2,043,898

Total assets	$36,877,833	$41,228,936
Less: Intangible assets	24,192	1,408,117
Tangible assets	$36,853,641	$39,820,819

Equity to assets ratio	6.51%	9.58%
Tangible common equity ratio (1)	5.09%	5.13%
Book value per common share (2)	$15.84	$28.71
Tangible book value per common share (3)	$15.64	$17.00
Common shares outstanding	119,967,984	120,222,057
_______________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Total common equity divided by common shares outstanding.
(3)    Tangible common equity divided by common shares outstanding.

	Three Months Ended		Nine Months Ended
Adjusted Earnings, Earnings Per	September 30,		September 30,
Share, and Return on Average Assets	2023	2022	2023	2022
	(In thousands, except per share data)
(Loss) earnings before income taxes	$(26,566)	$175,182	$(1,551,349)	$500,417
Add: Goodwill impairment	—	—	1,376,736	—
Add: Acquisition, integration, and reorganization costs	9,925	—	30,833	—
Add: Loan fair value loss adjustments	—	—	170,971	—
Add: Unfunded commitments fair value
loss adjustments	—	—	106,767	—
Add: Civic loan sale charge-offs	—	—	22,446	—
Less: Legal recovery	(14,500)	—	(14,500)	—
Adjusted (loss) earnings before income taxes	(31,141)	175,182	141,904	500,417
Adjusted income tax (benefit) expense (1)	(3,768)	43,566	54,917	126,313
Adjusted (loss) earnings	(27,373)	131,616	86,987	374,104
Less: Preferred stock dividends	(9,947)	(9,392)	(29,841)	(9,392)
Adjusted (loss) earnings available to common stockholders	(37,320)	122,224	57,146	364,712
Less: Earnings allocated to unvested restricted stock	374	(2,331)	(249)	(6,721)
Adjusted (loss) earnings allocated to common shares	$(36,946)	$119,893	$56,897	$357,991

Weighted average shares outstanding	$118,558	$117,786	$118,250	$117,567

Adjusted diluted (loss) earnings per common share (2)	$(0.31)	$1.02	$0.48	$3.04

Average assets	$37,807,758	$40,841,272	$41,187,428	$40,255,665

Adjusted return on average assets (3)	(0.29)%	1.28%	0.28%	1.24%
___________________________________
(1)     Effective tax rates of 12.1% and 24.9% used for the three months ended September 30, 2023 and 2022. Adjusted effective tax rate of 38.7% used for the nine months ended September 30, 2023 to exclude goodwill impairment from tax rate calculation; effective tax rate of 25.2% used for the nine months ended September 30, 2022.
(2)     Adjusted earnings allocated to common shares divided by weighted average shares outstanding.
(3)    Annualized adjusted earnings divided by average assets.

The following table shows the location of the indicated non-GAAP adjustments on the Condensed Consolidated Statements of Earnings (Loss):

Non-GAAP Adjustment	Location on Income Statement

Legal recovery	Other income

Loan fair value loss adjustments	(Loss) gain on sale of loans and leases/LOCOM HFS adjustment

Civic loan sale charge-offs	Provision for credit losses

Acquisition, integration, and reorganization costs	Acquisition, integration, and reorganization costs

Unfunded commitments fair value loss adjustments	Other expense

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$446,084	$410,044	$1,503,760	$1,083,466
Interest expense	(315,355)	(74,863)	(907,683)	(115,643)
Net interest income	130,729	335,181	596,077	967,823
Provision for credit losses	—	(3,000)	(5,000)	(14,500)
Noninterest income (loss)	43,808	38,619	(47,883)	93,783
Operating expense	(191,178)	(195,618)	(686,974)	(546,689)
Acquisition, integration and reorganization costs	(9,925)	—	(30,833)	—
Goodwill impairment	—	—	(1,376,736)	—
(Loss) earnings before income taxes	(26,566)	175,182	(1,551,349)	500,417
Income tax benefit (expense)	3,222	(43,566)	135,167	(126,313)
Net (loss) earnings	(23,344)	131,616	(1,416,182)	374,104
Preferred stock dividends	(9,947)	(9,392)	(29,841)	(9,392)
Net (loss) earnings available to
common stockholders	$(33,291)	$122,224	$(1,446,023)	$364,712

Per Common Share Data:
Diluted (loss) earnings per common share	$(0.28)	$1.02	$(12.23)	$3.04
Book value per common share	$15.84	$28.07
Tangible book value per common share (1)	$15.64	$16.11

Performance Ratios:
Return on average assets	(0.24)%	1.28%	(4.60)%	1.24%
Return on average tangible common equity (1)	(6.33)%	23.93%	(8.49)%	22.90%
Net interest margin (tax equivalent)	1.45%	3.57%	2.07%	3.52%
Yield on average loans and leases (tax equivalent)	5.54%	5.12%	5.95%	4.82%
Cost of average total deposits	2.98%	0.70%	2.50%	0.32%
Efficiency ratio	108.5%	51.0%	123.5%	50.2%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	11.23%	8.56%
Tier 1 capital ratio	13.84%	10.46%
Total capital ratio	17.83%	13.43%
Tier 1 leverage capital ratio	8.65%	8.63%
Risk-weighted assets	$24,129,726	$33,042,173
_____________________________
(1)    See "- Non-GAAP Measurements."

Third Quarter of 2023 Compared to Third Quarter of 2022
Net (loss) earnings available to common stockholders for the third quarter of 2023 was a loss of $33.3 million, or a loss of $0.28 per diluted share, compared to net earnings available to common stockholders for the third quarter of 2022 of $122.2 million, or $1.02 per diluted share. The $155.5 million decrease in net earnings available to common stockholders from the third quarter of 2022 was due mainly to a $204.5 million decrease in net interest income and a $5.5 million increase in noninterest expense, offset partially by a $3.0 million decrease in provision for credit losses, a $5.2 million increase in noninterest income, and a $46.8 million decrease in income tax expense. The decrease in net interest income was due primarily to our interest-bearing liabilities repricing faster than our interest-bearing assets when interest rates rapidly increased over the last year. Also, the mix of our interest-bearing liabilities changed significantly to higher-cost borrowings and brokered deposits from lower-cost customer deposits, as the closure of three banks in the first half of 2023 caused an outflow of such lower-cost customer deposits. The increase in noninterest expense was due primarily to a $31.1 million increase in insurance and assessments expense, a $14.3 million increase in customer related expense, and a $9.9 million increase in acquisition, integration and reorganization costs, offset partially by a $34.3 million decrease in compensation expense, a $7.6 million decrease in other expense, a $5.1 million decrease in other professional services expense, and a $2.0 million decrease in loan expense. The increase in noninterest income was due mainly to a $14.5 million legal settlement gain in the third quarter of 2023 as compared to a $5.5 million legal settlement gain in the third quarter of 2022. The decrease in income tax expense is due to the income tax benefit recorded on a loss before taxes in the third quarter of 2023, compared to income tax expense recorded on earnings before income taxes in the third quarter of 2022.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net (loss) earnings available to common stockholders for the nine months ended September 30, 2023 was a loss of $1.45 billion, or a loss of $12.23 per diluted share, compared to net earnings available to common stockholders for the nine months ended September 30, 2022 of $364.7 million, or $3.04 per diluted share. The $1.8 billion decrease in net earnings available to common stockholders from the nine months ended September 30, 2022 was due mainly to a goodwill impairment recorded in the first quarter of 2023 of $1.38 billion. The decrease in net earnings available to common stockholders was also due to a $371.7 million decrease in net interest income, a $141.7 million decrease in noninterest income, a $140.3 million increase in operating expense (excluding the $1.38 billion goodwill impairment and a $30.8 million increase in acquisition, integration and reorganization costs), and a $20.4 million increase in preferred stock dividends, offset partially by a $9.5 million decrease in provision for credit losses and a $261.5 million decrease in income tax expense. The decrease in net interest income was due primarily to our interest-bearing liabilities repricing faster than our interest-bearing assets when interest rates rapidly increased over the last year. Also, the mix of our interest-bearing liabilities changed significantly in the first half of 2023 as the closure of three banks caused an outflow of lower-cost customer deposits, which were replaced with higher-cost borrowings and brokered deposits. The decrease in noninterest income was due mainly to a $158.0 million increase in loss on sale of loans and $11.6 million of LOCOM HFS adjustments on loans held for sale during 2023, offset partially by an $11.6 million increase in dividends and gains on equity investments and a $12.5 million increase in leased equipment income. The increase in operating expense was due primarily to $106.8 million of unfunded commitments fair value loss adjustments in the second quarter of 2023, a $41.2 million increase in customer related expense (higher account analysis expense due to higher earnings credit rate), and a $57.4 million increase in insurance and assessments expense (higher FDIC assessment due to higher assessment rate and higher assessment base), offset partially by a $57.7 million decrease in compensation expense. The increase in preferred stock dividends is due to our preferred stock being issued in June of 2022 and there being no dividends in the nine months ended September 30, 2022. The decrease in income tax expense is due to the income tax benefit recorded on a loss before taxes in the nine months ended September 30, 2023, compared to income tax expense recorded on earnings before income taxes in the nine months ended September 30, 2022.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	September 30, 2023			September 30, 2022
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)(4)	$22,226,390	$310,392	5.54%	$27,038,873	$348,639	5.12%
Investment securities (2)(4)	6,919,948	45,326	2.60%	8,803,349	54,423	2.45%
Deposits in financial institutions	6,645,335	90,366	5.40%	1,809,809	10,359	2.27%
Total interest‑earning assets (2)	35,791,673	446,084	4.94%	37,652,031	413,421	4.36%
Other assets	2,016,085			3,189,241
Total assets	$37,807,758			$40,841,272

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$6,983,013	57,237	3.25%	$6,650,477	19,475	1.16%
Money market	5,662,980	42,516	2.98%	10,914,027	31,780	1.16%
Savings	1,163,827	10,255	3.50%	649,574	42	0.03%
Time	7,801,880	95,974	4.88%	3,000,187	9,991	1.32%
Total interest‑bearing deposits	21,611,700	205,982	3.78%	21,214,265	61,288	1.15%
Borrowings	6,325,537	94,234	5.91%	505,482	3,081	2.42%
Subordinated debt	870,968	15,139	6.90%	863,719	10,494	4.82%
Total interest‑bearing liabilities	28,808,205	315,355	4.34%	22,583,466	74,863	1.32%
Noninterest‑bearing demand deposits	5,817,488			13,653,177
Other liabilities	701,355			593,450
Total liabilities	35,327,048			36,830,093
Stockholders’ equity	2,480,710			4,011,179
Total liabilities and stockholders' equity	$37,807,758			$40,841,272
Net interest income (2)		$130,729			$338,558
Net interest rate spread (2)			0.60%			3.04%
Net interest margin (2)			1.45%			3.57%

Total deposits (5)	$27,429,188	$205,982	2.98%	$34,867,442	$61,288	0.70%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $1.7 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively.
(4)    Includes tax-equivalent adjustments of $0.0 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, related to tax-exempt income on loans.
Includes tax-equivalent adjustments of $0.0 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
(5)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

	Nine Months Ended
	September 30, 2023			September 30, 2022
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)(4)	$25,910,694	$1,152,393	5.95%	$25,320,430	$913,314	4.82%
Investment securities (2)(4)	7,097,438	133,716	2.52%	9,557,397	164,927	2.31%
Deposits in financial institutions	5,731,733	219,995	5.13%	2,287,909	16,412	0.96%
Total interest‑earning assets (2)	38,739,865	1,506,104	5.20%	37,165,736	1,094,653	3.94%
Other assets	2,447,563			3,089,929
Total assets	$41,187,428			$40,255,665

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$6,890,661	159,992	3.10%	$6,752,585	25,067	0.50%
Money market	7,049,910	145,748	2.76%	10,773,700	43,689	0.54%
Savings	833,719	14,532	2.33%	647,613	122	0.03%
Time	6,815,786	220,391	4.32%	2,079,177	13,980	0.90%
Total interest‑bearing deposits	21,590,076	540,663	3.35%	20,253,075	82,858	0.55%
Borrowings	7,688,698	324,270	5.64%	720,939	5,683	1.05%
Subordinated debt	869,353	42,750	6.57%	863,648	27,102	4.20%
Total interest‑bearing liabilities	30,148,127	907,683	4.03%	21,837,662	115,643	0.71%
Noninterest‑bearing demand deposits	7,323,673			14,031,727
Other liabilities	654,932			548,667
Total liabilities	38,126,732			36,418,056
Stockholders’ equity	3,060,696			3,837,609
Total liabilities and stockholders' equity	$41,187,428			$40,255,665
Net interest income (2)		$598,421			$979,010
Net interest rate spread (2)			1.17%			3.23%
Net interest margin (2)			2.07%			3.52%

Total deposits (5)	$28,913,749	$540,663	2.50%	$34,284,802	$82,858	0.32%
_____________________
(1)    Includes nonaccrual loans and leases and loan fees. Includes tax-equivalent adjustments related to tax-exempt interest on loans.
(2)    Tax equivalent.
(3)    Includes net loan premium amortization of $6.0 million and $15.4 million for the nine months ended September 30, 2023 and 2022, respectively.
(4)    Includes tax-equivalent adjustments of $2.3 million and $5.7 million for the nine months ended September 30, 2023 and 2022, respectively, related to tax-exempt income on loans.
Includes tax-equivalent adjustments of $0.0 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively, related to tax-exempt interest on investment securities. The federal statutory rate utilized was 21%.
(5)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.

Third Quarter of 2023 Compared to Third Quarter of 2022
Net interest income decreased by $204.5 million to $130.7 million for the third quarter of 2023 compared to $335.2 million for the third quarter of 2022 due mainly to higher interest expense on deposits and borrowings, offset partially by higher interest income on loans and leases and deposits in financial institutions. The increase in interest expense was due to a higher cost and balance of average interest-bearing liabilities. The increase in interest income on loans and leases was attributable to a higher average balance and higher yield on average loans and leases. The tax equivalent yield on average loans and leases was 5.54% for the third quarter of 2023, compared to 5.12% for the same quarter of 2022. The increase in interest income on deposits in financial institutions was due mainly to a higher rate paid on deposits at the Federal Reserve and a higher average balance.
The tax equivalent NIM was 1.45% for the third quarter of 2023 compared to 3.57% for the comparable quarter last year. The decrease in the tax equivalent NIM was due mostly to a shift in our funding mix beginning in the second half of March 2023 as we responded to the banking crisis to enhance liquidity and protect franchise value. Average borrowings as a percentage of average interest-bearing liabilities was 22% for the third quarter of 2023 compared to 2% for the third quarter of 2022. The additional borrowings are largely short-term in nature, which will allow us to normalize our funding mix over time as economic and market conditions stabilize. The tax-equivalent NIM was further impacted by a higher cost of total deposits and borrowings, offset partially by higher yields on loans and leases and deposits in financial institutions.
The cost of average total deposits was 2.98% for the third quarter of 2023 compared to 0.70% for the third quarter of 2022 due mainly to higher rates and a change in the mix of average deposits, resulting from a decrease in lower cost non-maturity deposits and an increase in higher cost time deposits.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net interest income decreased by $371.7 million to $596.1 million for the nine months ended September 30, 2023 compared to $967.8 million for the nine months ended September 30, 2022 due mainly to higher interest expense on deposits and borrowings, offset partially by higher interest income on loans and leases and deposits in financial institutions. The increase in interest expense was due to a higher cost and balance of average interest-bearing liabilities. The increase in interest income on loans and leases was attributable to a higher average balance and higher yield on average loans and leases. The tax equivalent yield on average loans and leases was 5.95% for the nine months ended September 30, 2023, compared to 4.82% for the same period in 2022. The increase in interest income on deposits in financial institutions was due mainly to a higher rate paid on deposits at the Federal Reserve and a higher average balance.
The tax equivalent NIM was 2.07% for the nine months ended September 30, 2023 compared to 3.52% for the comparable period last year. The decrease in the tax equivalent NIM was due mostly to a shift in our funding mix beginning in the second half of March 2023 as we responded to the banking crisis to enhance liquidity and protect franchise value. Average borrowings as a percentage of average interest-bearing liabilities was 26% for the nine months ended September 30, 2023 compared to 3% for the nine months ended September 30, 2022. The tax-equivalent NIM was further impacted by a higher cost of total deposits and borrowings, offset partially by higher yields on loans and leases and deposits in financial institutions.
The cost of average total deposits was 2.50% for the nine months ended September 30, 2023 compared to 0.32% for the nine months ended September 30, 2022 due mainly to higher rates and a change in the mix of average deposits, resulting from a decrease in lower cost non-maturity deposits and an increase in higher cost time deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and held-to-maturity securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for loan and
lease losses	$8,000	$3,000	$66,500	$(9,000)
(Reduction in) addition to reserve for unfunded loan
commitments	(8,000)	—	(61,500)	22,000
Total loan-related provision	$—	$3,000	$5,000	$13,000
Addition to allowance for held-to-maturity securities	—	—	—	1,500
Total provision for credit losses	$—	$3,000	$5,000	$14,500

Credit Quality Metrics:
Net charge-offs on loans and leases held for
investment (1)	$4,937	$2,378	$44,935	$2,237
Annualized net charge-offs to average
loans and leases	0.09%	0.03%	0.23%	0.01%
At quarter-end:
Allowance for credit losses	$251,868	$284,398
Allowance for credit losses to loans and leases held
for investment	1.15%	1.03%
Allowance for credit losses to nonaccrual loans
and leases held for investment	200.9%	316.9%
Nonaccrual loans and leases held for investment	$125,396	$89,742
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.57%	0.32%
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
Third Quarter of 2023 Compared to Third Quarter of 2022
The provision for credit losses decreased by $3.0 million due to no provision for the third quarter of 2023 compared to $3.0 million for the third quarter of 2022. The provision for the third quarter of 2023 was primarily due to an increase in qualitative reserves for loans secured by office properties, which was offset by a reduction in the reserve for unfunded commitments due to a lower unfunded commitments balance. During the third quarter of 2022, the $3.0 million provision was primarily attributable to reserves needed due to a less favorable economic forecast, partially offset by a decrease in COVID-related qualitative reserves.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The provision for credit losses decreased by $9.5 million to a provision of $5.0 million for the nine months ended September 30, 2023 compared to $14.5 million for the nine months ended September 30, 2022. The lower provision in the 2023 period is generally due to lower balances of loans and unfunded commitments compared to 2022.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Noninterest Income	2023	2022	2023	2022
	(In thousands)
Leased equipment income	$14,554	$12,835	$50,798	$38,264
Other commissions and fees	7,641	10,034	29,226	32,427
Service charges on deposit accounts	4,018	3,608	11,906	10,813
(Loss) gain on sale of loans and leases	(1,901)	58	(157,820)	130
Gain (loss) on sale of securities	—	86	—	(1,019)
Dividends and gains (losses) on equity investments	3,837	3,228	7,593	(4,050)
Warrant (loss) income	(88)	292	(545)	2,536
LOCOM HFS adjustment	307	—	(11,636)	—
Other	15,440	8,478	22,595	14,682
Total noninterest income (loss)	$43,808	$38,619	$(47,883)	$93,783
Third Quarter of 2023 Compared to Third Quarter of 2022
Noninterest income increased by $5.2 million to an income of $43.8 million for the third quarter of 2023 compared to income of $38.6 million for the third quarter of 2022 due mainly to an increase of $7.0 million in other income, offset partially by lower other commissions and fees of $2.4 million. The increase in other income was primarily due to a $14.5 million legal settlement gain in the third quarter of 2023 as compared to a $5.5 million legal settlement gain in the third quarter of 2022. The decrease in other commissions and fees was primarily due to lower loan-related fees and foreign exchange fees.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Noninterest income decreased by $141.7 million to a loss of $47.9 million for the nine months ended September 30, 2023 compared to income of $93.8 million for the nine months ended September 30, 2022 due mainly to an increase of $158.0 million in the loss on sale of loans and an $11.6 million LOCOM HFS adjustment, offset partially by an increase of $12.5 million in leased equipment income and an increase of $11.6 million in dividends and gains on equity investments. The increase in loss on sale of loans resulted from the sale of $6.1 billion of loans for a net loss of $157.8 million in the nine months ended September 30, 2023 compared to the sale of $60.7 million of loans for a net gain of $130,000 in the nine-month period last year. The LOCOM HFS adjustment was related to the lower of cost or market adjustments that we made to our loans held for sale during the nine months ended September 30, 2023. Dividends and gains (losses) increased due mostly to gains of $7.6 million recorded in 2023 compared to losses of $4.1 million recorded in the nine months ended September 30, 2022 attributable mainly to volatility in equity markets resulting from geopolitical tension and inflationary pressures. The increase in leased equipment income was due mainly to higher early lease termination gains in the 2023 period compared to the 2022 period.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Noninterest Expense	2023	2022	2023	2022
	(In thousands)
Compensation	$71,642	$105,933	$242,999	$300,715
Insurance and assessments	38,298	7,159	75,650	18,281
Customer related expense	26,971	12,673	78,278	37,076
Occupancy	15,293	15,574	45,743	46,042
Data processing	11,104	9,568	33,005	28,455
Leased equipment depreciation	8,333	8,908	26,796	27,031
Other professional services	5,597	10,674	21,643	23,354
Loan expense	4,243	6,228	16,012	18,422
Intangible asset amortization	2,389	3,649	7,189	10,947
Foreclosed assets income, net	(609)	(248)	(244)	(3,629)
Other	7,917	15,500	139,903	39,995
Total operating expense	191,178	195,618	686,974	546,689
Acquisition, integration and reorganization costs	9,925	—	30,833	—
Goodwill impairment	—	—	1,376,736	—
Total noninterest expense	$201,103	$195,618	$2,094,543	$546,689
Third Quarter of 2023 Compared to Third Quarter of 2022
Noninterest expense increased by $5.5 million to $201.1 million for the third quarter of 2023 compared to $195.6 million for the third quarter of 2022 due primarily to a $31.1 million increase in insurance and assessments expense, a $14.3 million increase in customer related expense and a $9.9 million increase in acquisition, integration and reorganization costs, offset partially by a $34.3 million decrease in compensation expense, a $7.6 million decrease in other expense, a $5.1 million decrease in other professional services expense and a $2.0 million decrease in loan expense. The increase in insurance and assessments expense was due to higher FDIC assessment expense primarily the result of a higher assessment rate as a result of lower earnings and higher levels of brokered deposits. The increase in customer related expense was due to higher third-party payments for deposit customers for which the Company provides earnings credits due to an increase in the earnings credit rates offered. The increase in acquisition, integration and reorganization costs was due to costs related to the pending merger with Banc. The decrease in compensation expense was due mainly to lower headcount which resulted in lower salaries, commissions, bonus and payroll tax expenses. The decrease in other expense is due to lower operating and legal settlement losses, communications, and employee-related expenses. The decrease in loan expense is due to lower loan-related legal expense and lower loan workout expenses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Noninterest expense increased by $1.5 billion to $2.1 billion for the nine months ended September 30, 2023 compared to $546.7 million for the nine months ended September 30, 2022 due mainly to a $1.38 billion goodwill impairment charge incurred in the first quarter of 2023. Excluding the goodwill impairment charge and acquisition, integration and reorganization costs, operating expenses increased by $140.3 million to $687.0 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was due mainly to a $99.9 million increase in other expense, a $57.4 million increase in insurance and assessments expense, and a $41.2 million increase in customer related expense, offset partially by a $57.4 million decrease in compensation expense. The increase in other expense was due to unfunded commitments fair value loss adjustments of $106.8 million related to unfunded commitments sold in the second quarter of 2023. The increase in insurance and assessments expense was due to higher FDIC assessment expense primarily the result of a higher assessment rate as a result of lower earnings and higher levels of brokered deposits. The increase in customer related expense was due to higher third-party payments for deposit customers for which the Company provides earnings credits due to an increase in the earnings credit rates offered. The decrease in compensation expense was due mainly to lower headcount which resulted in lower salaries, commissions, bonus, and payroll tax expenses.
Income Taxes
The effective tax rate for the third quarter of 2023 was 12.1% compared to 24.9% for the third quarter of 2022. The effective tax rate for the nine months ended September 30, 2023 was 8.7% compared to 25.2% for the nine months ended September 30, 2022. Excluding goodwill impairment of $1.4 billion, the effective income tax rate for the three months and nine months ended September 30, 2023 was 15.9% and 21.7%. The lower effective tax rates for the three months and nine months ended September 30, 2023 compared to those for the three months and nine months ended September 30, 2022 were due primarily to the higher disallowed FDIC assessment expense and disallowed interest expense in 2023. The Company's blended statutory tax rate for federal and state is 27.6%.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	September 30, 2023			December 31, 2022
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$2,000,900	45%	7.7	$2,242,042	46%	7.6
U.S. Treasury securities	664,202	15%	4.3	670,070	14%	4.9
Agency commercial MBS	470,894	11%	4.1	487,606	10%	4.7
Agency residential CMOs	417,979	9%	4.4	457,063	9%	4.4
Municipal securities	336,531	8%	5.1	339,326	7%	5.6
Corporate debt securities	285,288	6%	2.1	311,905	7%	2.7
Private label residential CMOs	148,946	3%	5.7	166,724	4%	5.6
Collateralized loan obligations	105,980	2%	—	102,261	2%	—
Private label commercial MBS	21,653	1%	2.2	26,827	1%	2.3
Asset-backed securities	20,991	—%	—	22,413	—%	—
SBA securities	13,808	—%	3.1	17,250	—%	2.5
Total securities available-for-sale	$4,487,172	100%	5.6	$4,843,487	100%	5.9
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
The following table shows the geographic composition of the majority of our available-for-sale municipal securities portfolio as of the date indicated:

	September 30, 2023
	Fair	% of
Municipal Securities by State	Value	Total
	(Dollars in thousands)
Texas	$116,466	35%
California	60,153	18%
Oregon	32,914	10%
Washington	23,603	7%
Minnesota	20,302	6%
Florida	19,625	6%
Delaware	18,992	5%
Wisconsin	11,779	3%
Rhode Island	10,526	3%
Iowa	6,789	2%
Total of ten largest states	321,149	95%
All other states	15,382	5%
Total municipal securities available-for-sale	$336,531	100%

Securities Held-to-Maturity
The following table presents the composition and durations of our securities held-to-maturity as of the date indicated:

	September 30, 2023			December 31, 2022
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)			(Dollars in thousands)
Municipal securities	$1,246,249	55%	8.6	$1,243,443	55%	9.0
Agency commercial MBS	432,191	19%	6.9	427,411	19%	7.5
Private label commercial MBS	349,296	15%	6.5	345,825	15%	7.1
U.S. Treasury securities	186,308	8%	6.9	184,162	8%	7.5
Corporate debt securities	70,042	3%	4.6	69,794	3%	5.8
Total securities held-to-maturity	$2,284,086	100%	7.7	$2,270,635	100%	8.2
The following table shows the geographic composition of the majority of our held-to-maturity municipal securities portfolio as of the date indicated:

	September 30, 2023
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$309,762	25%
Texas	276,082	22%
Washington	189,676	15%
Oregon	78,677	6%
Maryland	64,736	5%
Georgia	55,371	5%
Colorado	49,018	4%
Minnesota	35,075	3%
Tennessee	30,912	2%
Florida	21,970	2%
Total of ten largest states	1,111,279	89%
All other states	134,970	11%
Total municipal securities held-to-maturity	$1,246,249	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	September 30, 2023		December 31, 2022
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$2,388,524	11%	$2,537,629	9%
SBA program	607,033	3%	621,187	2%
Hotel	530,751	2%	688,015	2%
Total commercial real estate mortgage	3,526,308	16%	3,846,831	13%
Multi-family	5,279,659	24%	5,607,865	20%
Residential mortgage	2,776,338	13%	2,902,088	10%
Investor-owned residential	2,352,612	11%	2,886,828	10%
Residential renovation	99,574	—%	486,712	2%
Total other residential real estate	5,228,524	24%	6,275,628	22%
Total real estate mortgage	14,034,491	64%	15,730,324	55%
Real Estate Construction and Land:
Commercial	465,266	2%	898,592	3%
Residential	2,272,271	10%	3,253,580	11%
Total real estate construction and land (1)	2,737,537	12%	4,152,172	14%
Total real estate	16,772,028	76%	19,882,496	69%
Commercial:
Lender finance	496,155	2%	3,172,814	11%
Equipment finance	774,863	3%	908,141	3%
Premium finance	844,490	4%	861,006	3%
Other asset-based	172,385	1%	198,248	1%
Total asset-based	2,287,893	10%	5,140,209	18%
Equity fund loans	680,722	3%	1,356,428	5%
Venture lending	783,438	4%	676,874	2%
Total venture capital	1,464,160	7%	2,033,302	7%
Secured business loans	291,442	2%	347,660	1%
Paycheck Protection Program	5,803	—%	10,192	—%
Other lending	705,132	3%	750,599	3%
Total other commercial	1,002,377	5%	1,108,451	4%
Total commercial	4,754,430	22%	8,281,962	29%
Consumer	394,488	2%	444,671	2%
Total loans and leases held for investment,
net of deferred fees	$21,920,946	100%	$28,609,129	100%

Total unfunded loan commitments	$5,289,221		$11,110,264
 ________________________________
(1)    Includes land and acquisition and development loans of $215.4 million at September 30, 2023 and $153.5 million at December 31, 2022.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	September 30, 2023		December 31, 2022
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$9,933,153	59%	$10,832,550	55%
Colorado	1,142,281	7%	1,029,284	5%
Florida	845,760	5%	1,360,163	7%
Texas	839,307	5%	933,280	5%
Arizona	568,632	4%	572,951	3%
Washington	512,693	3%	689,873	3%
Nevada	389,871	2%	511,485	3%
Oregon	349,429	2%	442,353	2%
Georgia	263,394	2%	361,577	2%
Tennessee	228,495	1%	247,926	—%
Total of 10 largest states	15,073,015	90%	16,981,442	85%
All other states	1,699,013	10%	2,901,054	15%
Total real estate loans held for investment, net of deferred fees	$16,772,028	100%	$19,882,496	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the periods indicated:

Nine Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees (1)	September 30, 2023
(In thousands)
Balance, beginning of period	$28,609,129
Additions:
Production	739,274
Disbursements	4,261,716
Total production and disbursements	5,000,990
Reductions:
Payoffs	(3,210,116)
Paydowns	(2,446,509)
Total payoffs and paydowns	(5,656,625)
Sales	(3,286,087)
Transfers to foreclosed assets	(15,950)
Charge-offs	(48,800)
Transfers to loans held for sale	(3,076,427)
Total reductions	(12,083,889)
Transfers from loans held for sale	394,716
Net decrease	(6,688,183)
Balance, end of period	$21,920,946

Weighted average rate on production (2)	8.13%
_______________________________________
(1)    Includes direct financing leases but excludes equipment leased to others under operating leases.
(2)    The weighted average rate on production presents contractual rates on a tax equivalent basis and does not include amortized fees. Amortized fees added approximately 15 basis points to loan yields for the nine months ended September 30, 2023.

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
For the third quarter of 2023, we used the Moody’s September 2023 Baseline, S1 Upside 10th Percentile, and S3 Downside 90th Percentile forecast scenarios for the calculation of our quantitative component. The weightings of the scenarios were based on management’s current expectations for the economic forecast, acknowledging the risk of a near-term recession and inherent uncertainty. Compared to the second quarter of 2023, the economic forecasts were relatively consistent, resulting in an immaterial impact to the allowance for credit losses.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. During the first quarter of 2021, we added qualitative components that were based on management’s assessment of various qualitative factors such as economic conditions and collateral dependency. These qualitative components were primarily related to certain loan portfolios including hotels, retail, and office properties that were more directly affected by the COVID-19 pandemic and may react more slowly to the improvements in the general economic conditions. Business operations and collateral valuations in these industries have stabilized with the exception of office properties for which there is continued uncertainty regarding the longer-term impact of remote working and flexible/hybrid work environments.
During the third quarter of 2023, the increase in qualitative adjustments for loans secured by office properties was offset by net charge-offs and lower reserves needed for lower loan and unfunded commitment balances resulting in no net provision for credit losses.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions on certain assumptions. We calculated alternative values for our September 30, 2023 ACL using various alternative forecast scenarios provided by Moody’s including the Moody’s S1 Upside 10th Percentile and S3 Downside 90th Percentile and the calculated amounts for the quantitative component differed from the probability-weighted multiple scenario forecast ranging from lower by 6.34% to higher by 26.39%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
Allowance for Credit Losses Data	2023	2022
	(Dollars in thousands)
Allowance for loan and lease losses	$222,297	$200,732
Reserve for unfunded loan commitments	29,571	91,071
Total allowance for credit losses	$251,868	$291,803

Allowance for loan and lease losses to loans and leases held for investment	1.01%	0.70%
Allowance for credit losses to loans and leases held for investment	1.15%	1.02%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Allowance for Credit Losses Roll Forward	2023	2022	2023	2022
	(Dollars in thousands)
Balance, beginning of period	$256,805	$283,776	$291,803	$273,635
Provision for credit losses:
Addition to (reduction in) allowance for loan
and lease losses	8,000	3,000	66,500	(9,000)
(Reduction in) addition to reserve for unfunded
loan commitments	(8,000)	—	(61,500)	22,000
Total provision for credit losses	—	3,000	5,000	13,000
Loans and leases charged off:
Real estate mortgage	(5,757)	(2,610)	(39,467)	(4,323)
Real estate construction and land	—	—	—	—
Commercial	(335)	(1,522)	(7,819)	(5,266)
Consumer	(603)	(520)	(1,514)	(1,096)
Total loans and leases charged off	(6,695)	(4,652)	(48,800)	(10,685)
Recoveries on loans charged off:
Real estate mortgage	535	231	797	1,699
Real estate construction and land	—	29	—	178
Commercial	1,199	1,996	2,916	6,521
Consumer	24	18	152	50
Total recoveries on loans charged off	1,758	2,274	3,865	8,448
Net charge-offs	(4,937)	(2,378)	(44,935)	(2,237)
Balance, end of period	$251,868	$284,398	$251,868	$284,398

Annualized net charge-offs to
average loans and leases	0.09%	0.03%	0.23%	0.01%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Allowance for Credit Losses Charge-offs	2023	2022	2023	2022
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$4,561	$770	$11,525	$2,258
SBA program	261	108	334	236
Hotel	—	—	—	55
Total commercial real estate mortgage	4,822	878	11,859	2,549
Multi-family	—	—	—	—
Residential mortgage	—	—	—	—
Investor-owned residential	711	726	17,365	761
Residential renovation	224	1,006	10,243	1,013
Total other residential real estate	935	1,732	27,608	1,774
Total real estate mortgage	5,757	2,610	39,467	4,323
Real Estate Construction and Land:
Commercial	—	—	—	—
Residential	—	—	—	—
Total real estate construction and land	—	—	—	—
Total real estate	5,757	2,610	39,467	4,323
Commercial:
Lender finance	—	—	150	—
Equipment finance	—	—	—	—
Premium finance	—	—	—	—
Other asset-based	—	750	—	750
Total asset-based	—	750	150	750
Equity fund loans	—	—	—	—
Venture lending	—	—	—	—
Total venture capital	—	—	—	—
Secured business loans	15	182	492	426
Paycheck Protection Program	—	—	—	—
Other lending	320	590	7,177	4,090
Total other commercial	335	772	7,669	4,516
Total commercial	335	1,522	7,819	5,266
Consumer	603	520	1,514	1,096
Total charge-offs	$6,695	$4,652	$48,800	$10,685

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Allowance for Credit Losses Recoveries	2023	2022	2023	2022
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$—	$4	$—	$1,204
SBA program	44	226	267	259
Hotel	—	—	—	—
Total commercial real estate mortgage	44	230	267	1,463
Multi-family	—	—	—	4
Residential mortgage	16	1	19	232
Investor-owned residential	89	—	102	—
Residential renovation	386	—	409	—
Total other residential real estate	491	1	530	232
Total real estate mortgage	535	231	797	1,699
Real Estate Construction and Land:
Commercial	—	29	—	178
Residential	—	—	—	—
Total real estate construction and land	—	29	—	178
Total real estate	535	260	797	1,877
Commercial:
Lender finance	324	—	324	—
Equipment finance	—	—	—	163
Premium finance	—	—	—	—
Other asset-based	—	—	279	510
Total asset-based	324	—	603	673
Equity fund loans	—	—	—	—
Venture lending	627	169	1,149	659
Total venture capital	627	169	1,149	659
Secured business loans	1	60	29	156
Paycheck Protection Program	—	—	—	—
Other lending	247	1,767	1,135	5,033
Total other commercial	248	1,827	1,164	5,189
Total commercial	1,199	1,996	2,916	6,521
Consumer	24	18	152	50
Total recoveries	$1,758	$2,274	$3,865	$8,448

Deposits
The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	September 30, 2023		December 31, 2022
		% of		% of	Increase
Deposits by Account Type	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$5,579,033	21%	$11,212,357	33%	$(5,633,324)
Interest-bearing:
Transaction (NOW)	7,038,808	27%	7,938,911	23%	(900,103)
Money market	5,424,347	20%	9,469,586	28%	(4,045,239)
Savings	1,441,700	5%	577,637	2%	864,063
Time deposits (1)	7,114,793	27%	4,737,843	14%	2,376,950
Total interest-bearing	21,019,648	79%	22,723,977	67%	(1,704,329)
Total deposits	$26,598,681	100%	$33,936,334	100%	$(7,337,653)
_______________________________________
(1)    Includes time deposits over $250,000 of $979.1 million and $1.5 billion at September 30, 2023 and December 31, 2022.
During the nine months ended September 30, 2023, total deposits decreased by $7.3 billion, or 21.6%, to $26.6 billion at September 30, 2023 due primarily to a decrease of $5.6 billion in noninterest-bearings deposits and a decrease of $1.7 billion in interest-bearing deposits. At September 30, 2023, noninterest-bearing deposits totaled $5.6 billion, or 21% of total deposits and interest-bearing deposits totaled $21.0 billion or 79% of total deposits. The Bank's spot deposit rates were 2.97% at September 30, 2023, up from 1.71% at December 31, 2022.
The following table presents the composition of our deposit portfolio by customer type as of the dates indicated:

	September 30, 2023		December 31, 2022
		% of		% of	Increase
Deposits By Customer Type	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$5,579,033	21%	$11,212,357	33%	$(5,633,324)
Interest-bearing:
Consumer and commercial:
Reciprocal	7,839,052	30%	4,191,245	12%	3,647,807
Non-reciprocal	7,442,635	27%	13,591,940	40%	(6,149,305)
Brokered	5,737,961	22%	4,940,792	15%	797,169
Total interest-bearing	21,019,648	79%	22,723,977	67%	(1,704,329)
Total deposits	$26,598,681	100%	$33,936,334	100%	$(7,337,653)
The following table presents the composition of our deposit portfolio by division as of the dates indicated:

	September 30, 2023		December 31, 2022
		% of		% of	Increase
Deposits by Division	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Community Banking	$14,631,092	55%	$17,466,726	52%	$(2,835,634)
Venture Banking	5,662,435	21%	11,296,574	33%	(5,634,139)
Brokered/Other	6,305,154	24%	5,173,034	15%	1,132,120
Total deposits	$26,598,681	100%	$33,936,334	100%	$(7,337,653)

As of September 30, 2023, FDIC-insured deposits represented approximately 81% of total deposits, including accounts eligible for pass-through insurance, up from 48% as of December 31, 2022. Immediately available liquidity (on-balance sheet liquidity and unused borrowing capacity) was $16.7 billion at September 30, 2023, which exceeded uninsured deposits of $5.0 billion, with a coverage ratio of 332% as compared to a coverage ratio of 335% at June 30, 2023. Immediately available liquidity also represented 63% of total deposits at September 30, 2023.
The Bank is a participant in the IntraFi Network, a network that offers deposit placement services such as ICS and CDARS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At September 30, 2023, the Bank had $7.8 billion of reciprocal deposits, compared to $4.2 billion at December 31, 2022.
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	September 30, 2023	December 31, 2022
Time Deposits	Balance	Balance
	(In thousands)
Time deposits $250,000 and under	$6,135,732	$3,198,434
Time deposits over $250,000	979,061	1,539,409
Total time deposits	$7,114,793	$4,737,843
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
September 30, 2023	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$1,702,850	$350,595	$2,053,445
Due in over three months through six months	1,509,181	204,058	1,713,239
Due in over six months through twelve months	2,287,849	393,895	2,681,744
Total due within twelve months	5,499,880	948,548	6,448,428
Due in over 12 months through 24 months	629,279	24,896	654,175
Due in over 24 months	6,573	5,617	12,190
Total due over twelve months	635,852	30,513	666,365
Total	$6,135,732	$979,061	$7,114,793
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through PWAM, our registered investment adviser subsidiary, and third-party money market sweep products. PWAM provides customized investment advisory and asset management solutions. At September 30, 2023, total off-balance sheet client investment funds were $0.7 billion, of which $0.3 billion was managed by PWAM. At December 31, 2022, total off-balance sheet client investment funds were $1.4 billion, of which $0.9 billion was managed by PWAM.

Credit Quality
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$125,396	$103,778
Foreclosed assets, net	6,829	5,022
Total nonperforming assets	$132,225	$108,800

Classified loans and leases held for investment	$211,095	$118,271
Special mention loans and leases held for investment	$360,131	$566,259
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.57%	0.36%
Nonperforming assets to loans and leases held for investment and foreclosed assets, net	0.60%	0.38%
Allowance for credit losses to nonaccrual loans and leases held for investment	200.9%	281.2%
Classified loans and leases held for investment to loans and leases held for investment	0.96%	0.41%
Special mention loans and leases held for investment to loans and leases held for investment	1.64%	1.98%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	September 30, 2023		December 31, 2022		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$31,465	$13	$42,509	$1,047	$(11,044)	$(1,034)
Multi-family	—	—	—	—	—	—
Other residential	88,329	35,349	55,893	95,654	32,436	(60,305)
Total real estate mortgage	119,794	35,362	98,402	96,701	21,392	(61,339)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—	—
Commercial:
Asset-based	363	—	865	—	(502)	—
Venture capital	2,001	—	—	—	2,001	—
Other commercial	3,031	411	4,345	385	(1,314)	26
Total commercial	5,395	411	5,210	385	185	26
Consumer	207	2,254	166	1,935	41	319
Total held for investment	$125,396	$38,027	$103,778	$99,021	$21,618	$(60,994)

During the nine months ended September 30, 2023, nonaccrual loan and leases held for investment increased by $21.6 million to $125.4 million at September 30, 2023 due mainly to additions of $113.9 million, offset partially by principal and other reductions including sales of $71.6 million, charge-offs of $17.7 million, and transfers to accrual status of $3.0 million. As of September 30, 2023, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $20.5 million and represented 16% of total nonaccrual loans and leases.
Loans and leases accruing 30-89 days past due generally fluctuate from period to period. The $61.0 million decrease to $38.0 million as of September 30, 2023 was due mainly to a decrease in Civic delinquent loans.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	September 30,	December 31,
Property Type	2023	2022
	(In thousands)
Single-family residence	$6,829	$5,022
Total OREO, net	6,829	5,022
Other foreclosed assets	—	—
Total foreclosed assets, net	$6,829	$5,022
During the nine months ended September 30, 2023, foreclosed assets increased by $1.8 million to $6.8 million at September 30, 2023 due mainly to additions of $16.0 million, offset partially by sales of $13.4 million.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	September 30,	December 31,
Loan and Lease Credit Risk Ratings	2023	2022
	(In thousands)
Pass	$21,349,720	$27,924,599
Special mention	360,131	566,259
Classified	211,095	118,271
Total loans and leases held for investment, net of deferred fees	$21,920,946	$28,609,129
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
The increase in classified loans during the nine months ended September 30, 2023, was driven by downgrades in Multi-family loans as the result of rising interest rates and the related stress on debt service. The decrease in special mention loans during the nine months ended September 30, 2023 was due mainly to decreases in construction loans and asset-based loans resulting mostly from loan sales in the second quarter of 2023.

The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	September 30, 2023		December 31, 2022		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$34,018	$127,716	$43,737	$106,493	$(9,719)	$21,223
Multi-family	70,809	45,646	3,611	60,330	67,198	(14,684)
Other residential	96,208	46,761	60,557	58,063	35,651	(11,302)
Total real estate mortgage	201,035	220,123	107,905	224,886	93,130	(4,763)
Real estate construction and land:
Commercial	—	—	—	91,334	—	(91,334)
Residential	—	2,640	—	45,155	—	(42,515)
Total real estate construction and land	—	2,640	—	136,489	—	(133,849)
Commercial:
Asset-based	2,602	12,552	865	56,836	1,737	(44,284)
Venture capital	2,001	100,533	2,753	127,907	(752)	(27,374)
Other commercial	5,079	16,036	6,473	13,233	(1,394)	2,803
Total commercial	9,682	129,121	10,091	197,976	(409)	(68,855)
Consumer	378	8,247	275	6,908	103	1,339
Total	$211,095	$360,131	$118,271	$566,259	$92,824	$(206,128)
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At September 30, 2023, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum Total risk-based capital ratio of 10.00%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At September 30, 2023, such disallowed amounts was $55.8 million for the Company. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company will not have increased deferred tax assets that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At September 30, 2023, the Company and the Bank were in compliance with the capital conservation buffer requirement.

The Company and the Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the September 30, 2023 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2021. This cumulative amount is now being phased out of regulatory capital evenly over the three years from 2022 to 2024. The add-back as of September 30, 2023 ranged from 0 basis points to 6 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
September 30, 2023	Actual	Purposes	Buffer	Classification
PacWest Bancorp Consolidated:
Tier 1 leverage capital ratio	8.65%	4.00%	N/A	N/A
CET1 capital ratio	11.23%	4.50%	7.00%	N/A
Tier 1 capital ratio	13.84%	6.00%	8.50%	N/A
Total capital ratio	17.83%	8.00%	10.50%	N/A

Pacific Western Bank:
Tier 1 leverage capital ratio	8.57%	4.00%	N/A	5.00%
CET1 capital ratio	13.72%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.72%	6.00%	8.50%	8.00%
Total capital ratio	16.37%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
December 31, 2022	Actual	Purposes	Buffer	Classification
PacWest Bancorp Consolidated:
Tier 1 leverage capital ratio	8.61%	4.00%	N/A	N/A
CET1 capital ratio	8.70%	4.50%	7.00%	N/A
Tier 1 capital ratio	10.61%	6.00%	8.50%	N/A
Total capital ratio	13.61%	8.00%	10.50%	N/A

Pacific Western Bank:
Tier 1 leverage capital ratio	8.39%	4.00%	N/A	5.00%
CET1 capital ratio	10.32%	4.50%	7.00%	6.50%
Tier 1 capital ratio	10.32%	6.00%	8.50%	8.00%
Total capital ratio	12.34%	8.00%	10.50%	10.00%
The Company's consolidated common equity Tier 1 (CET1), Tier 1, and Total capital ratios increased during the nine months ended September 30, 2023 due mainly to positive adjusted earnings combined with a decrease in risk-weighted assets. The consolidated Tier 1 leverage ratio increased during the nine months ended September 30, 2023 due mainly to a decrease in average assets attributable primarily to loan sales.
Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. As of September 30, 2023, the carrying value of subordinated debt totaled $870.9 million. At September 30, 2023, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $725.6 million were included in Tier II capital.

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
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and receivables due from banks, interest-earning deposits in other financial institutions, and unpledged securities, on-balance sheet, which we refer to as our primary liquidity. We also maintain available borrowing capacity under secured credit lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity.

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $4.3 billion at September 30, 2023, and nothing was borrowed as of that date. The FHLB secured credit line was collateralized by a blanket lien on $8.5 billion of certain qualifying loans and $18.4 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $6.5 billion at September 30, 2023, all of which was available, and $4.9 billion under the Bank Term Funding Program, which was fully borrowed as of that date. The FRBSF Discount Window secured credit line was collateralized by liens on $6.8 billion of qualifying loans and $1.5 billion of pledged securities, and the Bank Term Funding Program credit line was collateralized by pledged securities with a market value of $4.1 billion and a par value of $4.9 billion. The Bank Term Funding Program provides borrowing capacity on qualifying government and government agency guaranteed securities based on the collateral par value.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also borrowed $1.3 billion under a repurchase agreement facility, which was collateralized by $2.0 billion of loan collateral. The Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $100.0 million in the aggregate with several correspondent banks. As of September 30, 2023, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2023, there was no outstanding balance through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	September 30,	December 31,
Primary Liquidity - On-Balance Sheet	2023	2022
	(Dollars in thousands)
Cash and due from banks	$182,261	$212,273
Interest-earning deposits in financial institutions	5,887,406	2,027,949
Securities available-for-sale, at fair value	4,487,172	4,843,487
Securities held-to-maturity, at fair value	2,013,295	2,110,472
Less: pledged securities, available-for-sale, at fair value	(4,211,914)	(1,178,642)
Less: pledged securities, held-to-maturity, at fair value	(1,961,320)	(1,694,118)
Total primary liquidity	$6,396,900	$6,321,421

Ratio of primary liquidity to total deposits	24.0%	18.6%

Secondary Liquidity - Off-Balance Sheet	September 30,	December 31,
Available Secured Borrowing Capacity	2023	2022
	(In thousands)
Total secured borrowing capacity with the FHLB	$4,276,406	$5,772,682
Less: secured advances outstanding	—	(1,270,000)
Available secured borrowing capacity with the FHLB	4,276,406	4,502,682
Available secured borrowing capacity with the FRBSF	6,529,773	2,456,905
Total secondary liquidity	$10,806,179	$6,959,587
During the nine months ended September 30, 2023, the Company's primary liquidity increased by $75.5 million to $6.4 billion at September 30, 2023 due mainly to a $3.9 billion increase in interest-earning deposits in financial institutions, offset partially by increases of $3.0 billion in pledged AFS securities and $267.2 million in pledged HTM securities. During the nine months ended September 30, 2023, the Company's secondary liquidity increased by $3.8 billion to $10.8 billion at September 30, 2023 due mainly to an increase in available secured borrowing capacity with the FRBSF of $4.1 billion, offset partially by a decrease in available secured borrowing capacity with the FHLB of $226.3 million.

During the first six months of 2023, the Company was subject to multiple liquidity stress events that resulted in significant changes in liquidity levels and funding structure. The stress stemmed from the deposit outflow after the failure of two regional banks, which caused ripple effects in the banking industry and adversely affected the Company due to the perceived similar business profile between it and the two regional banks that failed. The Company experienced deposit outflows of $6.5 billion or 19% of deposits over the period March 10 to March 17, 2023. The Company experienced a second round of significant deposit outflows over the period May 1 to May 5, 2023, with an additional $2.5 billion of total deposits lost after the failure of another regional bank.
In light of these developments, management activated the Company's contingency funding plan on March 10, 2023 and took actions to stem the deposit outflows and bolster liquidity. Eventually, all available assets were pledged to borrowing lines at the FHLB and FRBSF. In addition, management executed a $1.4 billion repurchase agreement collateralized by previously unpledged loans to further increase liquidity. Furthermore, management utilized brokered deposits as a funding source to fill deposit gaps. Although management realized the more expensive brokered deposits and borrowings would result in lower net interest income, management prioritized increasing liquidity to address deposit outflows and the potential for further deposit outflows.
In addition to the above, management took other actions including: (1) announcing on May 5, 2023 the reduction in the quarterly dividend on PacWest common stock from $0.25 per share to $0.01 per share, (2) increasing the number of customers enrolled in reciprocal deposit programs, which increases the amount of FDIC insurance coverage on their account(s), to help retain these customers, (3) offering competitive promotional rates on deposit products to attract new customer deposits, and (4) beginning to reposition the Company's balance sheet and asset/liability maturity profile by reclassifying our $2.7 billion Lender Finance loan portfolio to held for sale at March 31, 2023, with the intention of selling the portfolio in the second quarter of 2023 to increase immediately available liquidity.
Notwithstanding these steps, management took other actions to address liquidity shortfalls in the second quarter of 2023, including: (1) selling our $2.6 billion National Construction loan portfolio, (2) selling $521 million of our Civic loan portfolio, (3) completing the sale of $2.1 billion of the Lender Finance loan portfolio, (4) introducing a digital account opening tool for new customers to more easily open a deposit account, and (5) partnering with a third-party vendor to begin listing PacWest's deposit products on the vendor's online marketplace in the third quarter of 2023. Management also increased the amount of time deposits on-balance sheet through both core customer and brokered channels, including long-term callable brokered certificates of deposit, to increase liquidity and to help address timing differences in the maturity and repricing of assets and liabilities.
At the end of the second quarter of 2023, with the sale of the non-core loan portfolios completed, the Company believed it had addressed the liquidity risk present at the end of the first quarter and had also improved its capital ratios. Immediately available liquidity (on-balance sheet liquidity and unused borrowing capacity) was $17.9 billion at June 30, 2023, which exceeded uninsured deposits of $5.3 billion, with a coverage ratio of 335% as compared to a coverage ratio of 153% at March 31, 2023. Immediately available liquidity also represented 64% of total deposits at June 30, 2023.
All of the aforementioned actions taken by management helped to increase customer deposits in the later part of the second quarter and in the third quarter. Immediately available liquidity was $16.7 billion at September 30, 2023, which exceeded uninsured deposits of $5.0 billion, with a coverage ratio of 332%. Immediately available liquidity also represented 63% of total deposits at September 30, 2023. However, at September 30, 2023, despite the progress made, the Company was still not in compliance with all of its funding concentration liquidity guidelines as outlined below.
The Company's net interest margin and overall profitability were reduced as a result of the loan sales, and continue to be affected by elevated levels of higher-cost brokered deposits and borrowings. Obtaining new customer deposits, or having existing customers increase their deposit balances with us, are the primary sources of funding for our operations and is one the highest priorities of the Company. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our deposits. Additionally, we fund our operations with cash flows from our loan and securities portfolios.
Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.

We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2023, brokered deposits totaled $5.7 billion, consisting of $1.7 billion of non-maturity brokered accounts and $4.1 billion of brokered time deposits. At December 31, 2022, brokered deposits totaled $4.9 billion, consisting of $2.6 billion of non-maturity brokered accounts and $2.3 billion of brokered time deposits.
Our liquidity policy includes guidelines, which are governed by the Company's Risk Appetite Statement, for the following metrics: On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Liquidity Buffer Coverage Ratio (the ratio of cash and unpledged securities to the estimated 30 day cash outflow in a defined stress scenario), Liquidity Stress Test Survival Horizon (the number of days that the Bank's liquidity buffer plus available secured borrowing capacity is sufficient to offset cumulative cash outflow in a defined stress scenario), Loan to Funding Ratio (measurement of gross loans net of fees divided by deposits plus borrowings), Wholesale Funding Ratio (measurement of wholesale funding divided by interest-earning assets), and other metrics developed for measuring and maintaining liquidity. At September 30, 2023, the Bank was not in compliance with all of its funding concentration liquidity guidelines due primarily to the elevated balances of brokered deposits and borrowings in relation to total deposits and to total liabilities.
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
At September 30, 2023, PacWest had $287.1 million in cash and cash equivalents, of which a substantial amount was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At September 30, 2023, our loan commitments and standby letters of credit were $5.3 billion and $265.2 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of September 30, 2023, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $8.5 million and $27.3 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $8.7 million and $28.5 million. We recognized a foreign currency translation net loss of $97,000 for the nine months ended September 30, 2023 and a foreign currency translation net gain of $2.1 million for the nine months ended September 30, 2022.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk – Company Governance
The Company's board of directors oversees, and annually approves, upon recommendation of its Risk Committee, the Risk Appetite Statement. The Risk Appetite Statement sets forth "low," "medium," and "high" risk ranges for interest rate risk ("IRR"), based on the proximity of reported results to pre-established limits (the "IRR Limits") set forth in the Company's Asset Liability Management Policy (the "ALCO Policy"). Generally, the "low" range represents measured results less than or equal to 50% of the policy limit, the "medium" range represents measured results approximately 50% to 80% of the policy limit, and the "high" range represents measured results greater than 80% of the policy limit.
On a monthly basis, we measure our IRR position using two methods: (i) Net Interest Income (“NII”) simulation analysis and (ii) Market Value of Equity (“MVE”) modeling. The Executive Asset-Liability Management (“ALM”) Committee and the Finance Committee of the Company's board of directors review the results of these analyses at least quarterly. As discussed in more detail below, if projected changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established IRR limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
The pre-established IRR Limits are recommended by management, determined based on analytical review and available peer data published by regulatory agencies about the IRR Limits utilized by other regional banks, and documented in the Company’s ALCO Policy. The ALCO Policy is approved by the Executive ALM Committee and the Finance Committee of the board of directors annually. The most recent board committee approval occurred at the board Finance Committee meeting on February 7, 2023. We believe our ALCO Policy IRR Limits are consistent with prevailing practice in the regional banking industry. Historically, there have not been material changes to the IRR Limits from year-to-year, and there were no changes to the IRR Limits during the year ended December 31, 2022 and the nine months ended September 30, 2023.

The following table summarizes the IRR Limits stated in our ALCO Policy as of December 31, 2022 and September 30, 2023:

	Maximum Allowable Decrease
	Year 1	Year 2
	Net Interest Income	Net Interest Income
	Simulation	Simulation	Market Value
Static Balance Sheet	Analysis (NII)	Analysis (NII)	of Equity (MVE)
Interest Rate Scenario:
Up or down 100 basis points	(7.5)%	(10.0)%	(15.0)%
Up or down 200 basis points	(10.0)%	(12.5)%	(20.0)%
Up or down 300 basis points	(15.0)%	(15.0)%	(25.0)%
Up or down 400 basis points	(20.0)%	(20.0)%	(30.0)%
We use a balance sheet simulation model (the “IRR Model”) to estimate changes in NII and MVE that would result from immediate and sustained changes in interest rates as of the measurement date. This IRR Model assesses the changes in NII and MVE that would occur in response to an instantaneous and sustained increase and decrease in market interest rates of 100, 200, 300, and 400 basis points. This model is an IRR management tool, and the results are not necessarily an indication of our future net interest income. The IRR Model has inherent limitations and the model’s results are based on a given set of rate changes and assumptions at a single point in time.
The IRR Model is updated monthly (except January and July), and the IRR Model results are reported to the Executive ALM Committee and the Finance Committee of the Company's board of directors at each monthly or quarterly meeting, as applicable. From January 2022 through February 2023, the IRR Model results were within IRR Limits and reflected generally "low" estimated interest rate risk. The unanticipated deposit outflows that the Company experienced in March through May 2023 resulted in a material change to the Company’s funding mix, with approximately $9.0 billion of customer deposits withdrawn and replaced by more rate-sensitive brokered deposits and borrowings. When the funding mix shift occurred, interest rate risk increased, and when we reported the results of the March 2023 IRR model to the Executive ALM Committee and the Finance Committee of the Company's board of directors, management noted that the risk had shifted to the high-risk range in some categories. In response to being notified of the increase in risk, each of the committees requested, and received, frequent updates from management on developments with respect to the IRR, and the committee members spent significant time discussing alternative strategies to manage IRR. In June 2023, management immediately reported to the committees that the IRR Limits had been breached, meaning that the measured change was greater than that allowable by the IRR Limits. At no point did the Executive ALM Committee or the Finance Committee of the Company's board of directors approve a risk profile that did not conform to the risk tolerances of management or the Company's board of directors.
The ALCO Policy requires that management provide immediate notice to the Executive ALM Committee and Finance Committee upon determining that IRR Limits have been breached and the exceptions are material to the Company. Further, the ALCO Policy requires management to formulate a plan to correct the policy exceptions. During the banking stress event from March through May 2023, management continually kept the Executive ALM Committee and Finance Committee informed of the IRR and liquidity stresses the Company was facing. As previously discussed in the "Liquidity Management" section, management formulated a strategic plan to retain customers and attract new customer deposits and, consistent with its previously disclosed strategy, the Company began to reposition the balance sheet by selling certain large loan pools. These actions were designed to improve liquidity and the IRR profile of the Company over time. The merger with Banc of California, Inc. is also expected to reduce the interest rate risk of the merged institution by increasing capital, reducing the volume of fixed-rate assets, and paying down borrowings and brokered deposits.
Interest Rate Risk
We evaluated the results of our NII simulation model and MVE model prepared as of September 30, 2023, which are presented below. Our NII simulation and MVE model indicate that our balance sheet is liability sensitive. A liability sensitive IRR profile would suggest that our estimated NII and MVE would change in the opposite direction of a sudden sustained change in prevailing interest rates.

Net Interest Income Simulation
We used a NII simulation model to measure the estimated changes in NII that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2023. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next 12 months, therefore the results reflect an interest rate shock to a static balance sheet. For the current quarter, the results of the NII simulation model are exaggerated by the large cash and borrowings positions that existed on September 30, 2023.
This analysis calculates the difference between NII forecasted using both increasing and decreasing interest rate scenarios using the forward yield curve at September 30, 2023. In order to arrive at the base case, we extend our balance sheet at September 30, 2023 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of September 30, 2023. Based on such repricing, we calculate an estimated NII and NIM for each rate scenario.
The NII simulation model is dependent upon numerous assumptions. For example, 30% of our loans are variable-rate and 26% are hybrid adjustable-rate mortgage loans, which are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvest these proceeds at current simulated yields. Our interest-bearing deposits reprice at our discretion and are assumed to reprice at a rate less than the change in market rates. The 12-month NII simulation model as of September 30, 2023 assumes interest-bearing deposits reprice at 56% and total deposits reprice at 45% of the change in market rates in a rising interest rate scenario, depending on the amount of the rate change (this is commonly referred to as the "deposit beta"). The effects of certain balance sheet attributes, such as fixed-rate loans, interest rate floors on variable-rate loans, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our NII simulation model. Additionally, we assume that all market interest rates have an interest rate floor of 0%. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.
The following table presents forecasted net interest income and net interest margin for the next 12 months using the static balance sheet as of September 30, 2023 and forward yield curve as of September 30, 2023 as the base scenario, with immediate and sustained parallel upward and downward movements in interest rates of 100, 200, and 300 basis points as of the date indicated:

	Forecasted		Forecasted	Forecasted
	Net Interest	Percentage	Net Interest	Net Interest
September 30, 2023	Income	Change	Margin	Margin Change
Static Balance Sheet	(Tax Equivalent)	From Base	(Tax Equivalent)	From Base
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$520.8	(10.4)%	1.50%	(0.17)%
Up 200 basis points	$538.4	(7.3)%	1.55%	(0.12)%
Up 100 basis points	$555.9	(4.3)%	1.60%	(0.07)%
BASE CASE	$581.1	—	1.67%
Down 100 basis points	$617.4	6.2%	1.77%	0.10%
Down 200 basis points	$654.4	12.6%	1.88%	0.21%
Down 300 basis points	$691.1	18.9%	1.99%	0.32%

During the nine months ended September 30, 2023, total base case year 1 tax equivalent NII decreased by $694.2 million or 54% to $581.1 million at September 30, 2023 compared to December 31, 2022, and the base case tax equivalent NIM decreased to 1.67% at September 30, 2023 from 3.21% at December 31, 2022. The decrease in year 1 NII and tax equivalent NIM compared to the December 31, 2022 forecasted NII and NIM was attributable to the increase in prevailing interest rates driving higher interest expense on deposits and borrowings, the decrease in average interest earning assets from loan sales driving lower interest income, and the change in the funding mix at September 30, 2023 compared to December 31, 2022 driving higher interest expense. The average balance of noninterest-bearing deposits decreased by $6.0 billion, the average balance of interest-bearing deposits decreased by $1.3 billion, and the average balance of borrowings increased by $4.4 billion. These changes in prevailing interest rates and balance sheet composition resulted in a $305 million decrease in forecasted interest income and a $389 million increase in forecasted interest expense. The changes in the balance sheet composition at September 30, 2023 from December 31, 2022 was in response to recent industry events.
In addition to parallel interest rate shock scenarios, we also model various alternative rate vectors. The most favorable alternate rate vector that we model is the “Gradual Decrease” scenario, which applies a parallel ramped decrease to the yield curve over an 18-month horizon. In the “Gradual Decrease” scenario, Year 1 tax equivalent NII increases by 3.1%. The most unfavorable alternate rate vector that we model is the “Gradual Increase” scenario, in which rates increase over an 18-month ramped horizon. In the “Gradual Increase” scenario, Year 1 tax equivalent NII decreases by 2.7%.
At September 30, 2023, we had $22.1 billion of total gross loans that included $6.7 billion or 30% with variable interest rate terms (excluding hybrid loans discussed below). Of the variable interest rate loans, $5.70 billion, or 85%, contained interest rate floor provisions, which included $5.69 billion of loans that were at or above their floors and only $12.9 million of loans below their floors.
At September 30, 2023, we also had $5.8 billion of variable-rate hybrid loans, representing 26% of total loans, which do not reprice immediately because the loans contain an initial fixed-rate period before they become variable. The cumulative amounts of hybrid loans that would switch from being fixed-rate to variable-rate because the initial fixed-rate term would expire were approximately $105.8 million, $602.7 million, and $1.7 billion in the next one, two, and three years.
LIBOR was phased out on June 30, 2023, as such the Company stopped originations of LIBOR-indexed loans effective December 31, 2021. The business processes impacted relate primarily to our variable-rate loans and our subordinated debt, both of which were indexed to LIBOR. For further information, see Item 7A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The MVE model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities, and off-balance sheet items existing at September 30, 2023.

The following table shows the projected change in the market value of equity for the rate scenarios presented as of the date indicated:

					Ratio of
	Projected	Dollar	Percentage	Percentage	Projected
	Market Value	Change	Change	of Total	Market Value
September 30, 2023	of Equity	From Base	From Base	Assets	to Book Value
	(Dollars in millions)
Interest Rate Scenario:
Up 300 basis points	$3,038.0	$(1,074.0)	(26.1)%	8.2%	126.6%
Up 200 basis points	$3,392.0	$(720.0)	(17.5)%	9.2%	141.4%
Up 100 basis points	$3,744.0	$(368.0)	(8.9)%	10.2%	156.0%
BASE CASE (1)	$4,112.0	$—	—%	11.2%	171.4%
Down 100 basis points	$4,492.0	$380.0	9.2%	12.2%	187.2%
Down 200 basis points	$4,894.0	$782.0	19.0%	13.3%	204.0%
Down 300 basis points	$5,187.0	$1,075.0	26.1%	14.1%	216.2%
____________________________________
(1)    The ratio of base case of projected MVE to the Company's total stockholders' equity was 1.71 at September 30, 2023 and 2.15 at December 31, 2022 The MVE methodology and the application of the various assumptions as of September 30, 2023 are consistent with December 31, 2022.
During the nine months ended September 30, 2023, total base case projected market value of equity decreased from December 31, 2022 by $4.4 billion to $4.1 billion at September 30, 2023. This decrease in base case projected MVE was due mostly to: (1) a $2.8 billion decrease in the estimated market value of deposits, borrowings, and subordinated debt; (2) a $369.7 million decrease in the market value of investment securities held-to-maturity; and (3) a $1.55 billion decrease in the book value of stockholders' equity; offset partially by (4) a $290.9 million increase in the estimated market value of loans and leases. The decrease in the book value of stockholders' equity was due mainly to a $1.42 billion net loss attributable primarily to a $1.38 billion goodwill impairment charge, $31.4 million of common stock cash dividends paid, and an $82.8 million increase in accumulated other comprehensive loss.

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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022 and of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the third quarter of 2023:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program	Program
(Dollars in thousands, except per share amounts)
July 1 - July 31, 2023	—	$—	—	$—
August 1 - August 31, 2023	24,420	$7.95	—	$—
September 1 - September 30, 2023	—	$—	—	$—
Total	24,420	$7.95	—
__________________________
(1)    Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i)  the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii)  the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2023 and 2022, (iii)  the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iv)  the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (v)   the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi)  the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

PACWEST BANCORP

Date:	November 9, 2023	/s/ Kevin L. Thompson
Kevin L. Thompson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)